Form 10-Q
period 2013-06-30
Liberty Global plc
filed 2013-08-01
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35961
Liberty Global plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1112770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 Hans Crescent, London, England	SW1X 0LZ
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+44.20.7190.6449 or 303.220.6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☑ Accelerated Filer ☐
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding Liberty Global plc ordinary shares as of July 26, 2013 was:
Class A ordinary shares — 223,287,890 shares;
Class B ordinary shares — 10,176,295 shares; and
Class C ordinary shares — 166,384,848 shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,125.0	$2,038.9
Trade receivables, net	1,533.8	1,031.0
Other current assets (note 4)	1,355.6	655.9
Total current assets	5,014.4	3,725.8
Restricted cash (notes 2 and 9)	7.0	1,516.7
Investments (including $2,521.1 million and $947.9 million, respectively, measured at fair value) (note 3)	2,522.4	950.1
Property and equipment, net (note 6)	22,779.0	13,437.6
Goodwill (note 6)	22,382.3	13,877.6
Intangible assets subject to amortization, net (note 6)	6,074.8	2,581.3
Other assets, net (note 4)	4,925.7	2,218.6
Total assets	$63,705.6	$38,307.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2013	December 31, 2012
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,203.0	$774.0
Deferred revenue and advance payments from subscribers and others	1,272.2	849.7
Current portion of debt and capital lease obligations (note 7)	845.0	363.5
Derivative instruments (note 4)	610.1	569.9
Accrued interest	595.5	351.8
Accrued programming	357.3	251.0
Other accrued and current liabilities	2,268.2	1,460.4
Total current liabilities	7,151.3	4,620.3
Long-term debt and capital lease obligations (note 7)	41,059.2	27,161.0
Other long-term liabilities (note 4)	3,947.7	4,441.3
Total liabilities	52,158.2	36,222.6
Commitments and contingencies (notes 2, 4, 7 and 12)
Equity (note 9):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 222,297,273 and nil shares, respectively	2.2	—
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,176,295 and nil shares, respectively	0.1	—
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 166,443,526 and nil shares, respectively	1.7	—
Series A common stock, $0.01 par value. Authorized 500,000,000 shares at December 31, 2012; issued and outstanding nil and 142,284,430 shares, respectively	—	1.4
Series B common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2012; issued and outstanding nil and 10,206,145 shares, respectively	—	0.1
Series C common stock, $0.01 par value. Authorized 500,000,000 shares at December 31, 2012; issued and outstanding nil and 106,402,667 shares, respectively	—	1.1
Additional paid-in capital	13,294.2	2,955.6
Accumulated deficit	(2,361.3)	(2,348.7)
Accumulated other comprehensive earnings, net of taxes	1,127.3	1,600.5
Treasury shares, at cost	(20.2)	—
Total Liberty Global shareholders	12,044.0	2,210.0
Noncontrolling interests	(496.6)	(124.9)
Total equity	11,547.4	2,085.1
Total liabilities and equity	$63,705.6	$38,307.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	in millions, except share and per share amounts

Revenue	$3,161.9	$2,524.5	$5,929.6	$5,061.5
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,171.1	887.3	2,198.1	1,785.0
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	635.0	477.9	1,132.9	949.3
Depreciation and amortization	864.3	668.7	1,557.4	1,339.4
Impairment, restructuring and other operating items, net (note 2)	46.3	11.6	70.6	14.5
	2,716.7	2,045.5	4,959.0	4,088.2
Operating income	445.2	479.0	970.6	973.3
Non-operating income (expense):
Interest expense	(542.4)	(402.1)	(1,012.5)	(820.2)
Interest and dividend income (note 3)	35.3	1.9	49.2	20.9
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	(4.7)	237.4	191.1	(376.7)
Foreign currency transaction gains (losses), net	91.5	(474.4)	(43.4)	4.6
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 3 and 5)	193.0	(34.1)	265.2	16.8
Losses on debt modification and extinguishment, net (note 7)	(11.7)	(6.9)	(170.0)	(13.7)
Other expense, net	(1.6)	(3.7)	(3.2)	(4.0)
	(240.6)	(681.9)	(723.6)	(1,172.3)
Earnings (loss) from continuing operations before income taxes	204.6	(202.9)	247.0	(199.0)
Income tax expense (note 8)	(195.9)	(11.8)	(216.4)	(44.9)
Earnings (loss) from continuing operations	8.7	(214.7)	30.6	(243.9)
Discontinued operation (note 2):
Earnings (loss) from discontinued operation, net of taxes	—	(2.6)	—	35.5
Gain on disposal of discontinued operation, net of taxes	—	924.1	—	924.1
	—	921.5	—	959.6
Net earnings	8.7	706.8	30.6	715.7
Net earnings attributable to noncontrolling interests	(20.3)	(5.2)	(43.2)	(39.2)
Net earnings (loss) attributable to Liberty Global shareholders	$(11.6)	$701.6	$(12.6)	$676.5

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 11):
Continuing operations	$(0.04)	$(0.81)	$(0.05)	$(0.97)
Discontinued operation	—	3.41	—	3.46
	$(0.04)	$2.60	$(0.05)	$2.49

Weighted average ordinary shares outstanding — basic and diluted	292,517,444	269,398,368	274,808,558	271,186,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	in millions

Net earnings	$8.7	$706.8	$30.6	$715.7
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(500.7)	32.5	(479.3)	92.6
Reclassification adjustments included in net earnings (note 2)	—	(12.0)	—	(12.0)
Other	0.3	0.4	0.4	0.4
Other comprehensive earnings (loss)	(500.4)	20.9	(478.9)	81.0
Comprehensive earnings (loss)	(491.7)	727.7	(448.3)	796.7
Comprehensive earnings attributable to noncontrolling interests	(8.0)	(3.0)	(37.5)	(40.9)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(499.7)	$724.7	$(485.8)	$755.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders											Non-controlling interests	Total equity
	Ordinary shares			Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C	Series A	Series B	Series C
	in millions

Balance at January 1, 2013	$—	$—	$—	$1.4	$0.1	$1.1	$2,955.6	$(2,348.7)	$1,600.5	$—	$2,210.0	$(124.9)	$2,085.1
Net loss	—	—	—	—	—	—	—	(12.6)	—	—	(12.6)	43.2	30.6
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(473.2)	—	(473.2)	(5.7)	(478.9)
Shares issued in connection with the Virgin Media Acquisition and impacts of related change in parent entity (notes 1 and 2)	2.1	0.1	1.6	(1.4)	(0.1)	(1.1)	9,374.1	—	—	—	9,375.3	—	9,375.3
Revaluation of VM Convertible Notes in connection with the Virgin Media Acquisition (note 2)	—	—	—	—	—	—	1,660.0	—	—	—	1,660.0	—	1,660.0
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	—	—	—	—	(523.8)	(523.8)
Purchase of additional Telenet shares (note 9)	—	—	—	—	—	—	(525.4)	—	—	—	(525.4)	63.6	(461.8)
Repurchase and cancellation of Liberty Global and LGI shares (note 9)	—	—	—	—	—	—	(374.4)	—	—	—	(374.4)	—	(374.4)
Exchange of VM Convertible Notes (note 7)	0.1	—	0.1	—	—	—	102.7	—	—	—	102.9	—	102.9
Share-based compensation (note 10)	—	—	—	—	—	—	63.9	—	—	—	63.9	—	63.9
Shares issued to subsidiary (note 9)	—	—	—	—	—	—	20.2	—	—	(20.2)	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	—	—	—	17.5	—	—	—	17.5	51.0	68.5
Balance at June 30, 2013	$2.2	$0.1	$1.7	$—	$—	$—	$13,294.2	$(2,361.3)	$1,127.3	$(20.2)	$12,044.0	$(496.6)	$11,547.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2013	2012
	in millions
Cash flows from operating activities:
Net earnings	$30.6	$715.7
Earnings from discontinued operation	—	(959.6)
Earnings (loss) from continuing operations	30.6	(243.9)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Share-based compensation expense	120.7	63.3
Depreciation and amortization	1,557.4	1,339.4
Impairment, restructuring and other operating items, net	70.6	14.5
Amortization of deferred financing costs and non-cash interest accretion	33.2	32.1
Realized and unrealized losses (gains) on derivative instruments, net	(191.1)	376.7
Foreign currency transaction losses (gains), net	43.4	(4.6)
Realized and unrealized gains due to changes in fair values of certain investments, net	(265.2)	(11.2)
Losses on debt modification and extinguishment, net	170.0	13.7
Deferred income tax expense	47.1	122.4
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(270.5)	(308.7)
Net cash provided by operating activities of discontinued operation	—	61.2
Net cash provided by operating activities	1,346.2	1,454.9
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(4,065.2)	(48.7)
Investments in and loans to affiliates and others	(1,202.7)	(18.4)
Capital expenditures	(994.6)	(994.1)
Proceeds received upon disposition of discontinued operation	—	1,055.6
Other investing activities, net	(15.7)	25.8
Net cash used by investing activities of discontinued operation	—	(51.7)
Net cash used by investing activities	$(6,278.2)	$(31.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2013	2012
	in millions
Cash flows from financing activities:
Borrowings of debt	$8,845.2	$1,311.9
Repayments and repurchases of debt and capital lease obligations	(7,339.3)	(1,858.5)
Decrease in restricted cash related to the Virgin Media Acquisition	3,594.4	—
Decrease in restricted cash related to the Telenet Tender	1,539.7	—
Distributions by subsidiaries to noncontrolling interests	(524.4)	(84.9)
Purchase of additional Telenet shares	(454.5)	—
Repurchase of Liberty Global and LGI shares	(346.4)	(428.1)
Payment of financing costs and debt premiums	(341.0)	(29.2)
Payment of net settled employee withholding taxes on share-based incentive awards	(34.6)	(28.4)
Other financing activities, net	76.6	(27.2)
Net cash provided (used) by financing activities	5,015.7	(1,144.4)
Effect of exchange rate changes on cash:
Continuing operations	2.4	(11.9)
Discontinued operation	—	(9.5)
Total	2.4	(21.4)
Net increase in cash and cash equivalents:
Continuing operations	86.1	257.6
Discontinued operation	—	—
Net increase in cash and cash equivalents	86.1	257.6
Cash and cash equivalents:
Beginning of period	2,038.9	1,651.2
End of period	$2,125.0	$1,908.8
Cash paid for interest:
Continuing operations	$886.2	$771.3
Discontinued operation	—	29.0
Total	$886.2	$800.3
Net cash paid (refunded) for taxes — continuing operations	$60.8	$(12.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

(1)    Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. As a result of a series of mergers that were completed on June 7, 2013, Liberty Global became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (LGI) (the predecessor to Liberty Global) and Virgin Media Inc. (Virgin Media), as further described in note 2. In these notes, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at June 30, 2013 in 14 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and fixed-line telephony services in nine European countries and in Chile. Through Liberty Global Europe’s 57.9%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet, fixed-line telephony and mobile services in Belgium. The European broadband communications and direct-to-home satellite (DTH) operations of UPC Holding, the broadband communications operations in the United Kingdom (U.K.) of Virgin Media and the broadband communications operations in Germany of Unitymedia KabelBW GmbH (Unitymedia KabelBW), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to herein as the “European Operations Division.” UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). In May 2012, through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” For information regarding strategic alternatives that are being considered with regard to the the mobile operations of VTR Wireless, see note 6. Our operations also include (i) consolidated broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe that also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of DTH services in Australia. Accordingly, (i) our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and our condensed consolidated statement of cash flows for the six months ended June 30, 2012 have been reclassified to present Austar as a discontinued operation and (ii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding the disposition of Austar, see note 2.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2012 consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K/A.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other items, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2013.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)   Acquisitions and Discontinued Operation

Acquisition of Virgin Media

On June 7, 2013, pursuant to an Agreement and Plan of Merger (the Virgin Media Merger Agreement) with Virgin Media and following receipt of regulatory and shareholder approvals, we acquired Virgin Media in a stock and cash merger (the Virgin Media Acquisition). Virgin Media is one of the U.K.’s largest providers of residential broadband internet, television, fixed-line telephony and mobile services in terms of number of customers. We acquired Virgin Media in order to achieve certain financial, operational and strategic benefits through the integration of Virgin Media with our existing European operations.

Pursuant to the Virgin Media Merger Agreement:

•
Each share of common stock, par value $0.01 per share, of Virgin Media was converted into the right to receive (i) 0.2582 Class A ordinary shares of Liberty Global, (ii) 0.1928 Class C ordinary shares of Liberty Global and (iii) $17.50 in cash (collectively, the Virgin Media Merger Consideration); and

•
Each share of Series A common stock, par value $0.01 per share, of LGI was converted into the right to receive one Class A ordinary share of Liberty Global; each share of Series B common stock, par value $0.01 per share, of LGI was converted into the right to receive one Class B ordinary share of Liberty Global; and each share of Series C common stock, par value $0.01 per share, of LGI was converted into the right to receive one Class C ordinary share of Liberty Global.

In connection with the completion of the Virgin Media Acquisition, we issued 70,233,842 Class A and 52,444,170 Class C ordinary shares to holders of Virgin Media common stock and 141,234,331 Class A, 10,176,295 Class B and 105,572,797 Class C ordinary shares to holders of LGI Series A, Series B and Series C common stock, respectively. Each Class A ordinary share is entitled to one vote per share, each Class B ordinary share is entitled to ten votes per share and each Class C ordinary share was issued without voting rights.

In connection with the execution of the Virgin Media Merger Agreement, we entered into various debt financing arrangements. For additional information, see note 7.

In a transaction that did not impact our cash and cash equivalents, the net proceeds (after deducting certain transaction expenses)from the April 2021 VM Senior Secured Notes and 2023 VM Senior Notes (each as defined and described in note 7) of $3,557.5 million (equivalent at the transaction date) were placed into segregated escrow accounts (the Virgin Media Escrow Accounts) with a trustee. Such net proceeds were released in connection with the closing of the Virgin Media Acquisition.

The Virgin Media Acquisition and related refinancing transactions were funded with a combination of (i) the proceeds from the Virgin Media Escrow Accounts, (ii) borrowings under the VM Credit Facility (as defined and described in note 7) and (iii) our and Virgin Media’s existing liquidity.

For accounting purposes, the Virgin Media Acquisition was treated as the acquisition of Virgin Media by Liberty Global (as the successor to LGI). In this regard, the equity and cash consideration paid to acquire Virgin Media is set forth below (in millions):

Class A ordinary shares (a)	$5,354.6
Class C ordinary shares (a)	3,750.3
Cash (b)	4,760.2
Fair value of the vested portion of Virgin Media stock incentive awards (c)	270.4
Total equity and cash consideration	$14,135.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

_______________

(a)
Represents the value assigned to the 70,233,842 and 52,444,170 Class A and Class C ordinary shares issued to Virgin Media shareholders in connection with the Virgin Media Acquisition. These amounts are based on (i) the exchange ratios specified by the Virgin Media Merger Agreement, (ii) the closing per share price on June 7, 2013 of Series A and Series C LGI common stock of $76.24 and $71.51, respectively, and (iii) the 272,013,333 outstanding shares of Virgin Media common stock at June 7, 2013.

(b)
Represents the cash consideration paid in connection with the Virgin Media Acquisition. This amount is based on (i) the $17.50 per share cash consideration specified by the Virgin Media Merger Agreement and (ii) the 272,013,333 outstanding shares of Virgin Media common stock at June 7, 2013.

(c)
Represents the portion of the estimated fair value of the Virgin Media stock incentive awards that are attributable to services provided prior to the June 7, 2013 acquisition date. The estimated fair value is based on the attributes of the 13.03 million outstanding Virgin Media stock incentive awards at June 7, 2013, including the market price of the underlying Virgin Media common stock. The outstanding Virgin Media stock incentive awards at June 7, 2013 include 9.86 million stock options that have been valued using Black Scholes option valuations. In addition, Virgin Media’s stock incentive awards at June 7, 2013 included 3.17 million restricted stock units that included performance conditions and, in certain cases, market conditions. Those restricted stock units with market conditions have been valued using Monte Carlo simulation models.

The purchase price allocation for Virgin Media, as reflected in these condensed consolidated financial statements, is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most of the items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, customer relationships and income taxes. A summary of the preliminary purchase price and opening balance sheet for the Virgin Media Acquisition at the June 7, 2013 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	$694.6
Other current assets	935.9
Property and equipment, net	9,869.9
Goodwill (a)	8,982.0
Intangible assets subject to amortization (b)	3,925.8
Other assets, net	4,268.0
Current portion of debt and capital lease obligations	(1,184.5)
Other accrued and current liabilities (c) (d)	(1,892.5)
Long-term debt and capital lease obligations	(8,477.4)
Other long-term liabilities (c)	(1,326.3)
Additional paid-in capital (e)	(1,660.0)
Total purchase price (f)	$14,135.5
__________________

(a)
The goodwill recognized in connection with the Virgin Media Acquisition is primarily attributable to (i) the ability to take advantage of Virgin Media’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Virgin Media with our other broadband communications operations in Europe.

(b)	Amount primarily includes intangible assets related to customer relationships. At June 7, 2013, the weighted average useful life of Virgin Media’s intangible assets was approximately seven years.

(c)
No amounts have been allocated to deferred revenue associated with the ongoing performance obligations associated with Virgin Media's commercial service contracts, as our preliminary view is that the remaining fees to be received under these contracts approximate fair value given our preliminary estimates of the costs associated with these ongoing obligations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Our policy is to defer upfront installation fees received on commercial contracts where we maintain ownership of the installed equipment, which generally is the case with Virgin Media's commercial contracts.  Under our policy, the deferred fees are amortized into revenue on a straight-line basis over the life of the underlying service contract.

(d)
Amount includes a $35.6 million liability that was recorded to adjust an unfavorable capacity arrangement contract to its estimated fair value. This amount, which is subject to adjustment upon the finalization of our acquisition accounting, will be amortized through the March 31, 2014 expiration date of the contract as a reduction of Virgin Media's operating expenses so that the net effect of this amortization and the payments required under the contract approximate market rates. During the period from June 8, 2013 through June 30, 2013, $6.7 million of this liability was amortized.

(e)
Represents the equity component of the VM Convertible Notes (as defined and described in note 7). During the period from June 7, 2013 through July 9, 2013, 94.4% of the VM Convertible Notes were exchanged for Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture. For additional information, see note 7.

(f)	Excludes direct acquisition costs that we incurred of $50.1 million, of which $35.6 million were paid through June 30, 2013.

2012 Acquisition

Puerto Rico. On November 8, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), completed a series of transactions (collectively, the Puerto Rico Transaction) with certain investment funds affiliated with Searchlight Capital Partners L.P. (collectively, Searchlight) that resulted in their joint ownership of (i) Liberty Cablevision of Puerto Rico LLC (Old Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (ii) San Juan Cable, LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. In connection with the Puerto Rico Transaction, (i) Old Liberty Puerto Rico and OneLink were merged, with OneLink as the surviving entity, and (ii) OneLink was renamed Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico).

Immediately prior to the acquisition of OneLink, LGI Broadband Operations contributed its 100% interest in Old Liberty Puerto Rico, and Searchlight contributed cash of $94.7 million, to Leo Cable LP (Leo Cable), a newly formed entity. Leo Cable in turn used the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party (the Seller) for a purchase price of $96.5 million, including closing adjustments and $1.8 million of transaction-related costs paid by Old Liberty Puerto Rico on behalf of the Seller. Such purchase price, together with OneLink’s consolidated net debt (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) at November 8, 2012 of $496.0 million, resulted in total consideration of $592.5 million, excluding direct acquisition costs of $14.8 million.

The Seller agreed to retain $10.0 million of the purchase price to satisfy any claims. In the event that any claims are made under this provision, the Seller has agreed not to distribute funds until such claims are resolved.  LGI Broadband Operations has informed the Seller of certain claims with respect to the funds retained by the Seller.  The value and resolution of these claims is under discussion.

As a result of the Puerto Rico Transaction, LGI Broadband Operations acquired a 60.0% interest, and Searchlight acquired a 40.0% interest, in Leo Cable. As LGI Broadband Operations’ 60.0% interest represents a controlling financial interest, LGI Broadband Operations consolidates Leo Cable.

We have accounted for the Puerto Rico Transaction as the acquisition of OneLink and the effective sale of a 40.0% interest in Old Liberty Puerto Rico. The effective sale of the 40.0% interest in Old Liberty Puerto Rico was accounted for as an equity transaction. We have accounted for the acquisition of OneLink using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of OneLink based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The acquisition accounting for OneLink as reflected in these condensed consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, cable television franchise rights, customer relationships and income taxes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

2011 Acquisition

On September 16, 2011, a subsidiary of UPC Holding paid total cash consideration equal to PLN 2,445.7 million ($784.7 million at the transaction date) in connection with its acquisition of a 100% equity interest in Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland (the Aster Acquisition).  The approval of the Aster Acquisition by the regulatory authority in Poland was conditioned upon our agreement to dispose of certain sections of Aster’s network. This condition was satisfied on May
10, 2013.

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results give effect to (i) the Virgin Media Acquisition and (ii) the Puerto Rico Transaction as if they had been completed as of January 1, 2012. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions, except per share amounts
Revenue:
Continuing operations	$4,333.4	$4,064.4	$8,699.4	$8,021.1
Discontinued operation	—	106.5	—	293.7
Total	$4,333.4	$4,170.9	$8,699.4	$8,314.8

Net earnings (loss) attributable to Liberty Global shareholders	$(64.2)	$535.9	$(334.5)	$320.2
Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share	$(0.16)	$1.29	$(0.83)	$0.77

Our condensed consolidated statements of operations for the three and six months ended June 30, 2013 include revenue of $401.3 million and net earnings of $12.9 million attributable to Virgin Media.

Discontinued Operation

Austar. On May 23, 2012, we completed the sale of Austar, which is reflected as a discontinued operation in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and our condensed consolidated statement of cash flows for the six months ended June 30, 2012. The operating results of Austar for the three and six months ended June 30, 2012 are summarized in the following table:

	Three months ended June 30, 2012 (a)	Six months ended June 30, 2012 (a)
	in millions

Revenue	$106.5	$293.7
Operating income	$13.7	$78.7
Earnings (loss) before income taxes and noncontrolling interests	$(4.4)	$49.6
Income tax benefit (expense)	$1.8	$(14.1)
Earnings (loss) from discontinued operation attributable to Liberty Global shareholders, net of taxes	$(5.0)	$15.6
_______________

(a)	Represents the operating results of Austar through May 23, 2012, the date the sale of Austar was completed.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(3)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2013	December 31, 2012
	in millions
Fair value:
Ziggo (a)	$1,580.9	$—
Sumitomo (b)	568.5	579.7
Other (c)	371.7	368.2
Total — fair value	2,521.1	947.9
Equity	0.9	1.7
Cost	0.4	0.5
Total	$2,522.4	$950.1
_______________

(a)
During the first six months of 2013, we acquired an aggregate of 39.5 million shares of Ziggo N.V. (Ziggo), a publicly-traded company in the Netherlands, at an average price of €25.77 ($33.51) per share, for a total investment of €1,018.6 million ($1,324.7 million). Ziggo is the largest cable operator in the Netherlands in terms of customers. As a result of these investments, we owned 19.77% of the outstanding shares of Ziggo at June 30, 2013. In April 2013, we entered into a limited recourse margin loan agreement with respect to a portion of our investment in Ziggo, and on July 25, 2013, we acquired additional Ziggo shares pursuant to the Ziggo Transaction Agreement (as defined and described in note 14). Most of the Ziggo shares that we owned at July 25, 2013 were pledged as collateral under one or the other of these two arrangements. For additional information concerning these arrangements, see notes 7 and 14. During the second quarter of 2013, we received a cash dividend from Ziggo of $29.7 million.

(b)
At June 30, 2013, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at June 30, 2013. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(c)	Includes various fair value investments, the most significant of which is our 17.0% interest in Canal+ Cyfrowy S.A., a privately-held DTH operator in Poland.

(4)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2013			December 31, 2012
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$180.9	$736.6	$917.5	$191.3	$467.1	$658.4
Equity-related derivative instruments (c)	433.1	584.8	1,017.9	—	594.6	594.6
Foreign currency forward contracts	6.4	11.9	18.3	0.7	0.4	1.1
Other	1.3	2.7	4.0	1.3	3.0	4.3
Total	$621.7	$1,336.0	$1,957.7	$193.3	$1,065.1	$1,258.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$591.6	$1,606.2	$2,197.8	$543.2	$2,156.3	$2,699.5
Equity-related derivative instruments (c)	15.8	—	15.8	21.6	—	21.6
Foreign currency forward contracts	1.0	0.1	1.1	4.5	3.6	8.1
Other	1.7	0.8	2.5	0.6	0.7	1.3
Total	$610.1	$1,607.1	$2,217.2	$569.9	$2,160.6	$2,730.5
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of June 30, 2013 and December 31, 2012, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $36.8 million and $17.2 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $129.2 million and $156.5 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $13.0 million and $45.5 million during the three and six months ended June 30, 2013, respectively, and net losses of $70.6 million and $48.3 million during the three and six months ended June 30, 2012, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(c)
The fair value of our equity-related derivative instruments relates to (i) the Virgin Media Capped Call, as defined and described below, and (ii) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair value of the Sumitomo Collar does not include a credit risk valuation adjustment as we have assumed that any losses incurred by our company in the event of nonperformance by the counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to the counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	in millions

Continuing operations:
Cross-currency and interest rate derivative contracts	$162.4	$169.5	$343.0	$(309.6)
Equity-related derivative instruments (a)	(61.8)	66.9	(149.5)	(59.6)
Foreign currency forward contracts	(103.5)	0.7	(1.1)	(9.7)
Other	(1.8)	0.3	(1.3)	2.2
Total — continuing operations	$(4.7)	$237.4	$191.1	$(376.7)
Discontinued operation	$—	$0.9	$—	$4.6
_______________

(a)	Represents activity related to the Sumitomo Collar and the Virgin Media Capped Call, as defined and described below.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash inflows (outflows) are as follows:

	Six months ended
	June 30,
	2013	2012
	in millions
Continuing operations:
Operating activities	$(211.8)	$(245.5)
Investing activities	(15.4)	24.1
Financing activities	(4.4)	(64.9)
Total — continuing operations	$(231.6)	$(286.3)
Discontinued operation	$—	$(6.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At June 30, 2013, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $824.7 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

The risks we would face in the event of a default by a counterparty to one of our derivative instruments might be eliminated or substantially mitigated if we were able to novate the relevant derivative contracts to a new counterparty following the default of our counterparty. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to effect such novations, no assurance can be given that we would obtain the necessary consents to do so or that we would be able to do so on terms or pricing that would be acceptable to us or that any such novation would not result in substantial costs to us. Furthermore, the underlying risks that are the subject of the relevant derivative contracts would no longer be effectively hedged due to the insolvency of our counterparty, unless and until we novate or replace the derivative contract.

While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
February 2022	$1,400.0		£873.6	5.01%	5.35%
June 2020	$1,384.6		£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
October 2020	$1,370.4		£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
November 2016 (b)	$1,000.0		£516.9	6.50%	6.91%
January 2018	$1,000.0		£615.7	6.50%	7.02%
October 2019	$500.0		£302.3	8.38%	9.02%
April 2019	$291.5		£186.2	5.38%	5.49%
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
November 2019	$500.0		€362.9	7.25%	7.74%
January 2015 - July 2021	$312.0		€240.0	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
October 2017	$200.0		€145.7	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.33%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
September 2014 - July 2021	$128.0		€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
January 2015 - July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
December 2014 - December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€365.8	CZK	10,521.8	5.48%	5.56%
December 2014 - December 2016	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
December 2014	€260.0	HUF	75,570.0	5.50%	9.40%
December 2014 - December 2016	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
December 2014	€400.5	PLN	1,605.6	5.50%	7.50%
December 2014 - December 2016	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0		€688.2	5.50%	5.58%
March 2019	$459.3		€326.5	7.50%	7.98%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments.  Accordingly, the only cash flows associated with these instruments are interest payments and receipts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at June 30, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
January 2021	$500.0		£308.9	5.25%	6 mo. GBP LIBOR + 1.94%
UPC Broadband Holding:
July 2018	$425.0		€320.9	6 mo. LIBOR + 1.75%	6.08%
September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2014 - July 2018	$300.0		€226.5	6 mo. LIBOR + 2.58%	6.80%
December 2016	$296.6		€219.8	6 mo. LIBOR + 3.50%	6.75%
July 2018	$100.0		€75.4	6 mo. LIBOR + 3.00%	6.97%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$446.5	CLP	247,137.8	6 mo. LIBOR + 3.00%	11.16%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
December 2015		£600.0	6 mo. GBP LIBOR	2.86%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
January 2021		£300.0	6 mo. GBP LIBOR + 1.83%	3.89%
UPC Broadband Holding:
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2014		€2,750.0	1 mo. EURIBOR + 3.76%	6 mo. EURIBOR + 3.52%
December 2014		€971.8	6 mo. EURIBOR	2.97%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021		€750.0	6 mo. EURIBOR	2.57%
July 2013 - December 2014		€500.0	6 mo. EURIBOR	4.67%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 - January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
December 2013		€90.5	6 mo. EURIBOR	0.90%
December 2014	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
July 2013	CLP	61,500.0	6.77%	6 mo. TAB
Telenet International Finance S.a.r.l (Telenet International):
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2017 - December 2018		€70.0	3 mo. EURIBOR	3.00%
June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021		€45.0	3 mo. EURIBOR	3.20%
VTR:
July 2013	CLP	61,500.0	6 mo. TAB	7.78%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of June 30, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	June 30, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (b):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€1.9	6.50%
December 2017	€1.9	5.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of June 30, 2013, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(c)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts, as detailed below:

	June 30, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR floor rate (b)	EURIBOR cap rate (c)
	in millions
UPC Broadband Holding:
January 2015 - January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	2.00%	4.00%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of June 30, 2013, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instrument.

(b)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(c)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of 0.7354 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	June 30, 2013
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Equity-Related Derivative Contracts

Virgin Media Capped Call. During 2010, Virgin Media entered into conversion hedges with respect to the VM Convertible Notes, as defined and described in note 7, (the Virgin Media Capped Call) in order to offset a portion of the dilutive effects associated with conversion of the VM Convertible Notes. We account for the Virgin Media Capped Call at fair value using a binomial pricing model and changes in fair value are reported in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. The fair value of the Virgin Media Capped Call as of June 30, 2013 was an asset of $562.1 million.

As further described in note 7, most of the VM Convertible Notes were exchanged for Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture (as defined in note 7). Accordingly, subsequent to June 30, 2013, we settled 93.8% of the notional amount of the Virgin Media Capped Call for cash proceeds of $534.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2013:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$854.9		€654.8	July 2013 - July 2014
UPC Holding		$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding		$3.3	CZK	64.1	July 2013 - July 2014
UPC Broadband Holding		€57.8	CHF	70.9	July 2013 - July 2014
UPC Broadband Holding		€18.8	CZK	484.2	July 2013 - July 2014
UPC Broadband Holding		€18.3	HUF	5,525.0	July 2013 - July 2014
UPC Broadband Holding		€52.1	PLN	228.6	July 2013 - July 2014
UPC Broadband Holding		£3.9		€4.7	July 2013 - July 2014
UPC Broadband Holding	CZK	246.0		€9.5	July 2013
UPC Broadband Holding	HUF	6,500.0		€22.0	July 2013
UPC Broadband Holding	PLN	105.0		€24.1	July 2013
UPC Broadband Holding	RON	30.0		€6.7	July 2013
Telenet NV		$53.0		€40.7	July 2013 - September 2014
VTR		$28.6	CLP	14,286.5	July 2013 - May 2014

Subsequent Event

For information regarding a hedging transaction that we entered into subsequent to June 30, 2013, see note 14.

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2013 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2013, no such transfers were made.

All of our Level 2 inputs (interest rate futures, swap rates and certain of the inputs for our weighted average cost of capital calculations) and certain of our Level 3 inputs (forecasted volatilities and credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves, forward interest and currency rates and weighted average cost of capital rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

For our investments in Ziggo and Sumitomo, the recurring fair value measurements are based on the quoted closing price of the respective shares at each reporting date. Accordingly, the valuations of these investments fall under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy. Any reasonably foreseeable changes in assumed levels of unobservable inputs would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of our equity-related derivatives, including the Sumitomo Collar, are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the June 30, 2013 valuation of the Sumitomo Collar, we used estimated volatilities of 36.5% with respect to our purchased put options and 39.0% with respect to our written call options. Based on the June 30, 2013 market price for Sumitomo common stock, the purchased put options and written call options are significantly in-the-money and out-of-the-money, respectively. As such, changes in forecasted volatilities currently would not have a significant impact on the valuation of the Sumitomo Collar.

As further described in note 4, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2013, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Virgin Media Acquisition. We used a discount rate of 9.0% for our preliminary valuation of the customer relationships acquired as a result of this acquisition. For additional information, see note 2. We did not perform any significant nonrecurring fair value measurements during the six months ended June 30, 2012.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2013 using:
Description	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$917.5	$—	$917.5	$—
Equity-related derivative instruments	1,017.9	—	—	1,017.9
Foreign currency forward contracts	18.3	—	18.3	—
Other	4.0	—	4.0	—
Total derivative instruments	1,957.7	—	939.8	1,017.9
Investments	2,521.1	2,149.4	—	371.7
Total assets	$4,478.8	$2,149.4	$939.8	$1,389.6

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,197.8	$—	$2,197.8	$—
Equity-related derivative instruments	15.8	—	—	15.8
Foreign currency forward contracts	1.1	—	1.1	—
Other	2.5	—	2.5	—
Total liabilities	$2,217.2	$—	$2,201.4	$15.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

		Fair value measurements at December 31, 2012 using:
Description	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$658.4	$—	$658.4	$—
Equity-related derivative instrument	594.6	—	—	594.6
Foreign currency forward contracts	1.1	—	1.1	—
Other	4.3	—	4.3	—
Total derivative instruments	1,258.4	—	663.8	594.6
Investments	947.9	579.7	—	368.2
Total assets	$2,206.3	$579.7	$663.8	$962.8

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,699.5	$—	$2,699.5	$—
Equity-related derivative instrument	21.6	—	—	21.6
Foreign currency forward contracts	8.1	—	8.1	—
Other	1.3	—	1.3	—
Total liabilities	$2,730.5	$—	$2,708.9	$21.6

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net asset at January 1, 2013	$368.2	$573.0	$941.2
Addition (a)	—	566.8	566.8
Gains (losses) included in net loss (b):
Realized and unrealized losses on derivative instruments, net	—	(149.5)	(149.5)
Realized and unrealized gains due to changes in fair values of certain investments, net	17.9	—	17.9
Foreign currency translation adjustments and other	(14.4)	11.8	(2.6)
Balance of net asset at June 30, 2013	$371.7	$1,002.1	$1,373.8

_______________

(a)	Represents estimated fair value of the Virgin Media Capped Call on June 7, 2013.

(b)
Substantially all of the net gains (losses) recognized during the first six months of 2013 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2013	December 31, 2012
	in millions

Distribution systems	$23,111.7	$15,372.3
Customer premises equipment	5,569.2	4,162.6
Support equipment, buildings and land	3,212.0	2,282.1
	31,892.9	21,817.0
Accumulated depreciation	(9,113.9)	(8,379.4)
Total property and equipment, net	$22,779.0	$13,437.6

During the six months ended June 30, 2013 and 2012, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $44.9 million and $27.0 million, respectively. In addition, during the six months ended June 30, 2013 and 2012, we recorded non-cash increases related to vendor financing arrangements of $221.6 million and $91.9 million, respectively, which amounts exclude related value-added taxes of $17.6 million and $11.9 million, respectively, that were also financed by our vendors under these arrangements.

We are exploring strategic alternatives with respect to VTR Wireless' mobile operations in Chile, including alternatives that would involve the disposition of VTR Wireless' mobile network in favor of expanded mobile virtual network operator (MVNO) arrangements. Although the framework and economics of any transition to expanded MVNO arrangements are still under review, we currently expect that we will cease use of VTR Wireless' mobile network during the fourth quarter of 2013. Accordingly, effective April 1, 2013, we have reduced the useful lives of VTR Wireless' network equipment to reflect this expectation, resulting in incremental depreciation expense of $42.4 million during the second quarter of 2013. At June 30, 2013, the net carrying value of VTR Wireless' network assets was $64.6 million and the remaining payments due under VTR Wireless' tower and real estate operating leases aggregated $112.5 million. The amount of any restructuring charge that we may be required to record if we were to cease use of the towers and real estate underlying the operating leases will be dependent on a number of factors, including whether and to what extent these leases are assumed by, or subleased to, third parties. The disposition of VTR Wireless' mobile network or the modification of certain related contracts would likely result in all amounts outstanding under the VTR Wireless Bank Facility (as defined in note 7) becoming due within the next twelve months. Accordingly, we have included the principal amount due under the VTR Wireless Bank Facility in the current portion of debt and capital lease obligations in our June 30, 2013 condensed consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2013 are set forth below:

	January 1, 2013	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2013
		in millions
European Operations Division:
U.K. (Virgin Media)	$—	$8,982.0	$(202.9)	$8,779.1
Germany (Unitymedia KabelBW)	3,770.3	—	(54.9)	3,715.4
Belgium (Telenet)	2,158.3	—	(31.4)	2,126.9
The Netherlands	1,206.2	—	(17.5)	1,188.7
Switzerland	3,107.9	—	(105.4)	3,002.5
Other Western Europe	1,031.5	—	(13.1)	1,018.4
Total Western Europe	11,274.2	8,982.0	(425.2)	19,831.0
Central and Eastern Europe	1,509.5	—	(74.8)	1,434.7
Total European Operations Division	12,783.7	8,982.0	(500.0)	21,265.7
Chile (VTR Group)	558.0	—	(32.2)	525.8
Corporate and other	535.9	60.8	(5.9)	590.8
Total	$13,877.6	$9,042.8	$(538.1)	$22,382.3

In the case of two of our smaller reporting units (our broadband communications operations in Puerto Rico and Chellomedia’s programming operations in central and eastern Europe), a hypothetical decline of 20% or more in the fair value of either of these reporting units could result in the need to record a goodwill impairment charge based on the results of our October 1, 2012 goodwill impairment test. At June 30, 2013, the goodwill associated with these reporting units aggregated $365.1 million. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

At June 30, 2013 and December 31, 2012 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $269.8 million and $274.8 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the European Operations Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$7,845.5	$(1,989.7)	$5,855.8	$4,117.5	$(1,780.0)	$2,337.5
Other	374.0	(155.0)	219.0	379.3	(135.5)	243.8
Total	$8,219.5	$(2,144.7)	$6,074.8	$4,496.8	$(1,915.5)	$2,581.3

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $74.1 million at June 30, 2013. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2013						Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)
		Borrowing currency		U.S. $ equivalent	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
		in millions
Debt:
VM Credit Facility	3.77%		£660.0	$1,002.1	$4,211.0	$—	$4,217.3	$—
VM Notes	6.36%		—	—	8,619.5	—	8,727.9	—
VM Convertible Notes (e)	6.50%		—	—	385.0	—	153.5	—
UPC Broadband Holding Bank Facility	3.72%		€1,046.2	1,360.6	5,441.0	5,494.4	5,450.4	5,466.8
UPC Holding Senior Notes	7.53%		—	—	3,005.9	3,190.0	2,941.2	2,905.9
UPCB SPE Notes	6.88%		—	—	4,298.6	4,502.3	4,121.5	4,145.2
Unitymedia KabelBW Notes	7.03%		—	—	7,436.2	7,416.5	7,254.2	6,815.5
Unitymedia KabelBW Revolving Credit Facilities	3.22%		€417.5	543.0	—	—	—	—
Telenet Credit Facility	3.61%		€158.0	205.5	1,830.1	1,860.0	1,826.8	1,853.7
Telenet SPE Notes	5.92%		—	—	2,642.9	2,777.6	2,602.4	2,641.0
Sumitomo Collar Loan	1.88%		—	—	996.4	1,175.1	946.5	1,083.6
Liberty Puerto Rico Bank Facility (f)	6.88%		$25.0	25.0	654.2	667.0	657.8	663.9
LGE Margin Loan	3.05%		—	—	598.2	—	598.2	—
Vendor financing (g)	3.72%		—	—	344.8	276.8	344.8	276.8
Other	8.60%	CLP	4,410.0	8.7	300.8	282.5	300.8	282.5
Total debt	5.68%			$3,144.9	$40,764.6	$27,642.2	40,143.3	26,134.9

Capital lease obligations:
Unitymedia KabelBW							910.7	937.1
Telenet							422.2	405.1
Virgin Media							370.2	—
Other subsidiaries							57.8	47.4
Total capital lease obligations							1,760.9	1,389.6
Total debt and capital lease obligations							41,904.2	27,524.5
Current maturities							(845.0)	(363.5)
Long-term debt and capital lease obligations							$41,059.2	$27,161.0
_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was approximately 6.8% at June 30, 2013.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2013, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At June 30, 2013, our availability under the UPC Broadband Holding Bank Facility (as defined and described below) and the CLP 60.0 billion ($118.1 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility) was limited to €508.7 million ($661.6 million) and CLP 1.9 billion ($3.7 million), respectively, and our availability under the bank credit facility of Liberty Puerto Rico (the Liberty Puerto Rico Bank Facility) was effectively limited to the amounts drawn at June 30, 2013. When the relevant June 30, 2013 compliance reporting requirements have been completed and assuming no changes from June 30, 2013 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility, the VM Credit Facility (as defined and described below), Unitymedia KabelBW’s revolving credit facilities and the Liberty Puerto Rico Bank Facility will be limited to €365.2 million ($475.0 million), £501.4 million ($761.3 million), €80.0 million ($104.0 million) and $14.7 million, respectively. In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At June 30, 2013, these restrictions did not impact our ability to access the borrowing availability of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that none of the availability under the VM Credit Facility, Unitymedia KabelBW’s revolving credit facilities or the Liberty Puerto Rico Bank Facility was available on such date to be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 5.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
The $2,716.8 million fair value of the VM Convertible Notes (as defined and described below) on the date of the Virgin Media Acquisition includes $1,056.8 million that we allocated to a debt component and $1,660.0 million that we allocated to an equity component. See the related discussion below for additional information. The amount reported in the estimated fair value column for the VM Convertible Notes represents the estimated fair value of the remaining VM Convertible Notes outstanding as of June 30, 2013, including both the debt and equity components.

(f)
In May 2013, we obtained a waiver for a technical default under the Liberty Puerto Rico Bank Facility.  The default was identified in connection with our review of the financial statements of OneLink for periods prior to our November 8, 2012 acquisition of OneLink.  As a result of this review and a review of the related compliance certificates furnished to lenders, we concluded during the second quarter of 2013 that materially misstated financial information had been provided to lenders for the 2012 reporting periods prior to and including September 30, 2012.  The furnishing of this materially misstated financial information to lenders constituted a technical default under the Liberty Puerto Rico Bank Facility, but did not create a cross default in any of our other debt agreements.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At June 30, 2013 and December 31, 2012, the amounts owed pursuant to these arrangements include $29.5 million and $29.1 million, respectively, of value-added taxes that were paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated cash flow statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

VM Credit Facility

On June 7, 2013, VMIH, together with certain other subsidiaries of Virgin Media as borrowers and guarantors (the Virgin Media Borrowing Group) entered into a new senior secured credit facility agreement (the VM Credit Facility), pursuant to which the lenders thereunder agreed to provide the borrowers with (i) a £375.0 million ($569.4 million) term loan (VM Facility A), (ii) a $2,755.0 million term loan (VM Facility B), (iii) a £600.0 million ($911.0 million) term loan (VM Facility C and, together with VM Facility A and VM Facility B, the VM Term Loans) and (d) a £660.0 million ($1,002.1 million) revolving credit facility (the VM Revolving Facility). With the exception of the VM Revolving Facility, all available amounts were borrowed under the VM Credit Facility in June 2013.

The VM Credit Facility requires that members of the Virgin Media Borrowing Group that generate not less than 80% of such group's EBITDA (as defined in the VM Credit Facility) in any financial year, guarantee the payment of all sums payable under the VM Credit Facility and such group members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower.

In addition to mandatory prepayments which must be made for certain disposal proceeds (subject to certain de minimis thresholds), the lenders may cancel their commitments and declare the loans due and payable after 30 business days following the occurrence of a change of control in respect of the Virgin Media Borrowing Group, subject to certain exceptions.

The VM Credit Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the lenders to (a) cancel the total commitments, (b) accelerate all outstanding loans and terminate their commitments thereunder and/or (c) declare that all or part of the loans be payable on demand. The VM Credit Facility contains certain representations and warranties customary for facilities of this type, which are subject to exceptions, baskets and materiality qualifications.

The VM Credit Facility restricts the ability of the members of the Virgin Media Borrowing Group to, among other things, (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions and (iii) create certain security interests over their assets, in each case, subject to carve-outs from such limitations.

The VM Credit Facility requires the borrowers to observe certain affirmative undertakings or covenants, which covenants are subject to materiality and other customary and agreed exceptions. In addition, the VM Credit Facility also requires compliance with various financial covenants such as Senior Net Debt to Annualized EBITDA and Total Net Debt to Annualized EBITDA, each capitalized term as defined in the VM Credit Facility.

In addition to customary default provisions, the VM Credit Facility provides that any event of default with respect to indebtedness of £50.0 million ($75.9 million) or more in the aggregate of Virgin Media Finance PLC (Virgin Media Finance), a wholly-owned subsidiary of Virgin Media, and its subsidiaries is an event of default under the VM Credit Facility.

The VM Credit Facility permits members of the borrower group to make certain distributions and restricted payments to its parent company (and indirectly to Liberty Global) through loans, advances or dividends subject to compliance with applicable covenants.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

The details of our borrowings under the VM Credit Facility are summarized in the following table:

		June 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity (a)	Carrying value (b)
			in millions

A	June 7, 2019	LIBOR + 3.25%	£375.0	$—	$569.4
B	June 7, 2020	LIBOR + 2.75% (c)	$2,755.0	—	2,741.3
C	June 7, 2020	LIBOR + 3.75% (c)	£600.0	—	906.6
Revolving Facility	June 7, 2019	LIBOR + 3.25%	£660.0	1,002.1	—
Total				$1,002.1	$4,217.3
 _______________

(a)
When the relevant June 30, 2013 compliance reporting requirements have been completed and assuming no changes from June 30, 2013 borrowing levels, we anticipate that our availability will be limited to £501.4 million ($761.3 million). The VM Revolving Facility has a commitment fee on unused and uncanceled balances of 1.3% per year.

(b)	The carrying values of VM Facilities B and C include the impact of discounts.

(c)	VM Facilities B and C have a LIBOR floor of 0.75%.

VM Notes

At June 30, 2013, the following senior notes of certain Virgin Media subsidiaries were outstanding:

•
$507.1 million principal amount of 8.375% senior notes (the 2019 VM Dollar Senior Notes) and £253.5 million ($384.9 million) principal amount of 8.875% senior notes (the 2019 VM Sterling Senior Notes and, together with the 2019 VM Dollar Senior Notes, the 2019 VM Senior Notes). The 2019 VM Senior Notes were issued by Virgin Media Finance;

•
$1.0 billion principal amount of 6.50% senior secured notes (the 2018 VM Dollar Senior Secured Notes) and £875.0 million ($1,328.6 million) principal amount of 7.0% senior secured notes (the 2018 VM Sterling Senior Secured Notes and, together with the 2018 VM Dollar Senior Secured Notes, the 2018 VM Senior Secured Notes). The 2018 VM Senior Secured Notes were issued by Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media;

•
$447.9 million principal amount of 5.25% senior secured notes (the January 2021 VM Dollar Senior Secured Notes) and £628.4 million ($954.1 million) principal amount of 5.50% senior secured notes (the January 2021 VM Sterling Senior Secured Notes and, together with the January 2021 VM Dollar Senior Secured Notes, the January 2021 VM Senior Secured Notes). The January 2021 VM Senior Secured Notes were issued by Virgin Media Secured Finance;

•	$95.0 million principal amount of 5.25% senior notes (the 2022 VM 5.25% Dollar Senior Notes);

•
$118.7 million principal amount of 4.875% senior notes (the 2022 VM 4.875% Dollar Senior Notes) and £44.1 million ($67.0 million) principal amount of 5.125% senior notes (the 2022 VM Sterling Senior Notes and, together with the 2022 VM 4.875% Dollar Senior Notes and the 2022 VM 5.25% Dollar Senior Notes, the 2022 VM Senior Notes). The 2022 VM Senior Notes were issued by Virgin Media Finance;

•
$1.0 billion principal amount of 5.375% senior secured notes (the April 2021 VM Dollar Senior Secured Notes) and £1.1 billion ($1.7 billion) principal amount of 6.0% senior secured notes (the April 2021 VM Sterling Senior Secured Notes and, together with the April 2021 VM Dollar Senior Secured Notes, the April 2021 VM Senior Secured Notes); and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

•
$530.0 million principal amount of 6.375% senior notes (the 2023 VM Dollar Senior Notes) and £250.0 million ($379.6 million) principal amount of 7.0% senior notes (the 2023 VM Sterling Senior Notes and, together with the 2023 VM Dollar Senior Notes, the 2023 VM Senior Notes).

The April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes were originally issued by our subsidiaries in February 2013 in connection with the execution of the Virgin Media Merger Agreement. The net proceeds (after deducting certain transaction expenses) from the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes of $3,557.5 million (equivalent at the transaction date) were placed into the Virgin Media Escrow Accounts. Such net proceeds were released in connection with the closing of the Virgin Media Acquisition. In addition, upon completion of the Virgin Media Acquisition, the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes were pushed down to Virgin Media Secured Finance and Virgin Media Finance, respectively.

The 2018 VM Senior Secured Notes, the January 2021 VM Senior Secured Notes and the April 2021 VM Senior Secured Notes are collectively referred to as the “VM Senior Secured Notes.” The 2019 VM Senior Notes, the 2022 VM Senior Notes and the 2023 VM Senior Notes are collectively referred to as the “VM Senior Notes” (and together with the VM Senior Secured Notes, the “VM Notes”).

Under the terms of the applicable indentures, the completion of the Virgin Media Acquisition represented a “Change of Control” event that required Virgin Media Secured Finance and Virgin Media Finance, as applicable, to offer to repurchase the January 2021 VM Senior Secured Notes and the 2022 VM Senior Notes at a repurchase price of 101% of par. In this regard, on June 11, 2013, Virgin Media Secured Finance and Virgin Media Finance, as applicable, redeemed (i) $52.1 million of the January 2021 VM Dollar Senior Secured Notes, (ii) £21.6 million ($32.8 million) of the January 2021 VM Sterling Senior Secured Notes, (iii) $405.0 million of the 2022 VM 5.25% Dollar Senior Notes, (iv) $781.3 million of the 2022 VM 4.875% Dollar Senior Notes and (v) £355.9 million ($540.3 million) of the 2022 VM Sterling Senior Notes. With respect to the 2019 VM Senior Notes and the 2018 VM Senior Secured Notes, Virgin Media previously had obtained consent from holders of such notes to waive its repurchase obligations under the respective indentures related to the “Change of Control” provisions. The Virgin Media Acquisition did not constitute a “Change of Control” event under the indentures governing the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

The details of the VM Notes are summarized in the following table:

			June 30, 2013
			Outstanding principal amount
VM Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2018 VM Dollar Senior Secured Notes	January 15, 2018	6.500%	$1,000.0	$1,000.0	$1,030.6	$1,048.0
2018 VM Sterling Senior Secured Notes	January 15, 2018	7.000%	£875.0	1,328.6	1,378.5	1,396.8
2019 VM Dollar Senior Notes	October 15, 2019	8.375%	$507.1	507.1	551.2	561.7
2019 VM Sterling Senior Notes	October 15, 2019	8.875%	£253.5	384.9	418.6	424.7
January 2021 VM Dollar Senior Secured Notes	January 15, 2021	5.250%	$447.9	447.9	448.1	463.2
January 2021 VM Sterling Senior Secured Notes	January 15, 2021	5.500%	£628.4	954.1	936.3	970.2
April 2021 VM Dollar Senior Secured Notes	April 15, 2021	5.375%	$1,000.0	1,000.0	1,009.4	1,000.0
April 2021 VM Sterling Senior Secured Notes	April 15, 2021	6.000%	£1,100.0	1,670.2	1,666.1	1,670.3
2022 VM 5.25% Dollar Senior Notes	February 15, 2022	5.250%	$95.0	95.0	87.6	96.0
2022 VM 4.875% Dollar Senior Notes	February 15, 2022	4.875%	$118.7	118.7	115.0	119.8
2022 VM Sterling Senior Notes	February 15, 2022	5.125%	£44.1	67.0	63.4	67.6
2023 VM Dollar Senior Notes	April 15, 2023	6.375%	$530.0	530.0	536.0	530.0
2023 VM Sterling Senior Notes	April 15, 2023	7.000%	£250.0	379.6	378.7	379.6
				$8,483.1	$8,619.5	$8,727.9
_______________

(a)	Amounts include the impact of premiums and discounts, where applicable, including amounts recorded in connection with the acquisition accounting for the Virgin Media Acquisition.

The VM Senior Notes are unsecured senior obligations of Virgin Media Finance that rank equally with all of the existing and future senior debt of Virgin Media Finance and are senior to all existing and future subordinated debt of Virgin Media Finance. The 2019 VM Senior Notes and the 2022 VM Senior Notes are guaranteed on a senior basis by Virgin Media and certain of its subsidiaries, and on a senior subordinated basis by VMIH and Virgin Media Investments Limited (VMIL) (collectively, the VM Senior Notes Guarantors).

The VM Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The VM Senior Secured Notes are guaranteed on a senior basis by Virgin Media Secured Finance, Virgin Media, and certain subsidiaries of Virgin Media (the VM Senior Secured Guarantors), and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the VM Senior Secured Guarantors.

Subject to the circumstances described below, the January 2021 VM Senior Secured Notes and the 2022 VM Senior Notes are non-callable. At any time prior to maturity, Virgin Media Secured Finance or Virgin Media Finance (as applicable) may redeem some or all of the January 2021 VM Senior Secured Notes or the 2022 VM Senior Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to (i) January 15, 2021 using the discount rate (as specified in the indenture) as of the applicable redemption date plus 25 basis points in the case of the January 2021 VM Senior Secured Notes or (ii) February 15, 2022 using the discount rate (as specified in the applicable indenture) as of the applicable redemption date plus 50 basis points in the case of the 2022 VM Senior Notes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Subject to the circumstances described below, the 2018 VM Senior Secured Notes are non-callable until January 15, 2014, the 2019 VM Senior Notes are non-callable until October 15, 2014, the April 2021 VM Senior Secured Notes are non-callable until April 15, 2017 and the 2023 VM Senior Notes are non-callable until April 15, 2018. At any time prior to January 15, 2014 in the case of the 2018 VM Senior Secured Notes, October 15, 2014 in the case of the 2019 VM Senior Notes, April 15, 2017 in the case of the April 2021 VM Senior Secured Notes or April 15, 2018 in the case of the 2023 VM Senior Notes, Virgin Media Secured Finance and Virgin Media Finance (as applicable) may redeem some or all of the 2018 VM Senior Secured Notes, the 2019 VM Senior Notes, the April 2021 VM Senior Secured Notes or the 2023 VM Senior Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2014, October 15, 2014, April 15, 2017 or April 15, 2018 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Virgin Media Finance and Virgin Media Secured Finance (as applicable) may redeem some or all of the 2018 VM Senior Secured Notes, the 2019 VM Senior Notes, the April 2021 VM Senior Secured Notes or the 2023 VM Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15 in the case of the 2018 VM Senior Secured Notes, October 15 in the case of the 2019 VM Senior Notes or April 15 in the case of the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes of the years set forth below:

	Redemption price
Year	2018 VM Dollar Senior Secured Notes	2018 VM Sterling Senior Secured Notes	2019 VM Dollar Senior Notes	2019 VM Sterling Senior Notes	April 2021 VM Dollar Senior Secured Notes	April 2021 VM Sterling Senior Secured Notes	2023 VM Dollar Senior Notes	2023 VM Sterling Senior Notes

2014	103.250%	103.500%	104.188%	104.438%	N.A.	N.A.	N.A.	N.A.
2015	101.625%	101.750%	102.792%	102.958%	N.A.	N.A.	N.A.	N.A.
2016	100.000%	100.000%	101.396%	101.479%	N.A.	N.A.	N.A.	N.A.
2017	100.000%	100.000%	100.000%	100.000%	102.688%	103.000%	N.A.	N.A.
2018	N.A.	N.A.	100.000%	100.000%	101.344%	101.500%	103.188%	103.500%
2019	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	102.125%	102.333%
2020	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	101.063%	101.667%
2021 and thereafter	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%

In addition, at any time prior to April 15, 2016, Virgin Media Secured Finance and Virgin Media Finance (as applicable) may redeem up to 40% of the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes, respectively, at redemption prices of 105.375% in the case of the April 2021 VM Dollar Senior Secured Notes, 106.000% in the case of the April 2021 VM Sterling Senior Secured Notes, 106.375% in the case of the 2023 VM Dollar Senior Notes and 107.000% in the case of the 2023 VM Sterling Senior Notes, with the net proceeds from one or more specified equity offerings. Further, Virgin Media Finance and Virgin Media Secured Finance (as applicable) may redeem all, but not less than all, of the VM Senior Notes and VM Senior Secured Notes at a price equal to their respective principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law.

VM Convertible Notes

In April 2008, Virgin Media issued $1.0 billion principal amount of 6.50% convertible senior notes (the VM Convertible Notes), pursuant to an indenture (as supplemented, the VM Convertible Notes Indenture). The VM Convertible Notes mature on November 15, 2016, unless the VM Convertible Notes are exchanged or repurchased prior thereto pursuant to the terms of the VM Convertible Notes Indenture.

As a result of the application of acquisition accounting in connection with the Virgin Media Acquisition, the $2,716.8 million estimated fair value of the VM Convertible Notes at June 7, 2013 was allocated between the respective debt and equity components. The portion allocated to the debt component of $1,056.8 million was measured based on the estimated fair value of a debt instrument that has the same terms as the VM Convertible Notes without the conversion feature. The amount allocated to the debt component

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

resulted in a premium to the principal amount of the VM Convertible Notes. The $1,660.0 million portion allocated to the equity component was recorded as an increase to additional paid-in capital in our condensed consolidated statement of equity.

The VM Convertible Notes are exchangeable under certain conditions for (subject to further adjustment as provided in the VM Convertible Notes Indenture and subject to Virgin Media’s right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 of our Class A ordinary shares, 10.0312 of our Class C ordinary shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. The circumstances under which the VM Convertible Notes are exchangeable are more fully described in the VM Convertible Notes Indenture, including, for example, based on the relationship of the value of the Virgin Media Merger Consideration to the conversion price of the VM Convertible Notes. Based on the trading prices of our Class A and Class C ordinary shares during a specified period, as provided for in the VM Convertible Notes Indenture, the VM Convertible Notes are currently exchangeable. Because the Virgin Media Acquisition constituted a “Fundamental Change” and a “Make-Whole Fundamental Change” under the VM Convertible Notes Indenture, a holder of the VM Convertible Notes who exchanged such notes at any time from June 7, 2013 through July 9, 2013 (the Make-Whole Exchange Period) received 13.8302 Class A ordinary shares, 10.3271 Class C ordinary shares and $937.37 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged.

As of June 30, 2013, an aggregate of $853.9 million principal amount of VM Convertible Notes had been exchanged following the Virgin Media Acquisition for 11.8 million Class A and 8.8 million Class C ordinary shares and $800.4 million of cash. The difference between the cash portion of the exchange consideration and the aggregate $903.3 million fair value of the exchanged VM Convertible Notes on the exchange dates resulted in a net adjustment to equity of $102.9 million. No gain or loss on extinguishment was recorded for these exchanges as the debt component of the VM Convertible Notes was measured at fair value shortly before the exchanges pursuant to the application of acquisition accounting in connection with the Virgin Media Acquisition. Subsequent to June 30, 2013, an additional $90.3 million principal amount of VM Convertible Notes was exchanged for 1.2 million Class A and 0.9 million Class C ordinary shares and $84.6 million of cash during the remainder of the Make-Whole Exchange Period. After giving effect to all exchanges completed during the Make-Whole Exchange Period, the remaining principal amount outstanding under the VM Convertible Notes was $54.8 million.

The VM Convertible Notes are senior unsecured obligations of Virgin Media that rank equally in right of payment with all of Virgin Media’s existing and future senior and unsecured indebtedness and ranks senior in right to all of Virgin Media’s existing and future subordinated indebtedness. The VM Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of Virgin Media’s subsidiaries. The VM Convertible Notes Indenture does not contain any financial or restrictive covenants. The VM Convertible Notes are non-callable.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding.

During the first six months of 2013, UPC Broadband Holding entered into various new additional facility accession agreements under the UPC Broadband Holding Bank Facility that resulted in (i) a new term loan facility (Facility AG) in an aggregate amount of €1,472.4 million ($1,914.9 million), (ii) a new term loan facility (Facility AH) in an aggregate amount of $1,305.0 million, (iii) an increase to the existing Facility AG in an aggregate amount of €82.0 million ($106.7 million) (Facility AG1), (iv) an increase to the existing Facility AE in an aggregate amount of €66.9 million ($87.0 million) (Facility AE1) and (v) a new redrawable term loan facility (Facility AI) in an aggregate amount of €1,016.2 million ($1,321.6 million). In connection with these transactions, certain lenders under existing Facilities R, S, T, U, W and X novated their drawn and undrawn commitments to Liberty Global Services B.V., a wholly-owned subsidiary of UPC Broadband Holding, and entered into Facilities AG, AH, AG1 or AE1, as applicable, and certain lenders under existing Facilities W and AA entered into Facility AI directly. As a result of these transactions, (a) total commitments of €66.2 million ($86.1 million) of Facility R, €655.4 million ($852.4 million) of Facility S and all of Facility U were effectively rolled into Facility AG, (b) all amounts under Facility T and Facility X were effectively rolled into Facility AH, (c) total commitments of €78.4 million ($102.0 million) and €3.6 million ($4.7 million) under Facilities R and S, respectively, were effectively rolled into Facility AG1, (d) total commitments of €35.0 million ($45.5 million) under Facility R were effectively rolled into Facility AE1, (e) undrawn commitments of €31.9 million ($41.5 million) under Facility W were effectively rolled into Facility AE1 and such amount was fully drawn and (f) total undrawn commitments of €112.2 million ($145.9 million) and €904.0 million ($1,175.7 million) under Facilities W and AA, respectively, were effectively rolled into Facility AI. In addition, Facilities W and AA were cancelled. The terms of Facility AG1 and Facility AE1 are substantially the same as those of Facility AG and Facility AE, respectively. At any time during the twelve-month period that began on March 26, 2013 in the case of Facility AG, including

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Facility AG1, or April 19, 2013 in the case of Facility AH, upon the occurrence of a voluntary prepayment of any or all of Facility AG, including Facility AG1, or Facility AH, UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, has agreed to pay a prepayment fee (in addition to the principal amount of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AG, including Facility AG1, or Facility AH advance being prepaid, plus accrued and unpaid interest then due on the amount of the outstanding Facility AG, including Facility AG1, or Facility AH advance prepaid to the date of prepayment. In connection with the prepayment of amounts outstanding under Facilities R, S, T, U and X, we recognized losses on debt modification and extinguishment of $11.9 million including (1) $7.7 million of third-party costs and (2) $4.2 million associated with the write-off deferred financing costs and an unamortized discount.

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		June 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$39.0	$—
R	December 31, 2015	EURIBOR + 3.25%	€111.0	—	144.4
S	December 31, 2016	EURIBOR + 3.75%	€545.5	—	709.5
V (d)	January 15, 2020	7.625%	€500.0	—	650.2
Y (d)	July 1, 2020	6.375%	€750.0	—	975.4
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€602.5	—	783.5
AF	January 31, 2021	LIBOR + 3.00% (e)	$500.0	—	494.8
AG	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	2,016.8
AH	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,301.4
AI	April 30, 2019	EURIBOR + 3.25%	€1,016.2	1,321.6	—
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,125.6)
Total				$1,360.6	$5,450.4
 _______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at June 30, 2013 without giving effect to the impact of discounts.

(b)
At June 30, 2013, our availability was limited to €508.7 million ($661.6 million). When the relevant June 30, 2013 compliance reporting requirements have been completed and assuming no changes from June 30, 2013 borrowing levels, we anticipate that our availability will be limited to €365.2 million ($475.0 million). Facility Q and Facility AI have commitment fees on unused and uncancelled balances of 0.75% and 1.3% per year, respectively.

(c)	The carrying values of Facilities AF, AG, and AH include the impact of discounts.

(d)
The UPCB SPE Notes were issued by certain special purpose entities (the UPCB SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the UPCB SPE Notes). The proceeds from the UPCB SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD (each a UPCB Funded Facility), with UPC Financing as the borrower. Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

its parent entities, including UPC Holding and Liberty Global, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in our condensed consolidated financial statements.

(e)	Facilities AF and AH have LIBOR floors of 1.00% and 0.75%, respectively.

UPC Holding Senior Notes

On March 26, 2013, UPC Holding issued (i) €450.0 million ($585.3 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% Euro Senior Notes) and (ii) CHF 350.0 million ($369.9 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% CHF Senior Notes and, together with the UPC Holding 6.75% Euro Senior Notes, the UPC Holding 6.75% Senior Notes). The UPC Holding 6.75% Senior Notes mature on March 15, 2023.

On April 25, 2013, the net proceeds from the issuance of the UPC Holding 6.75% Senior Notes were used to redeem in full (a) UPC Holding’s €300.0 million ($390.2 million) principal amount of 8.0% senior notes due 2016 (the UPC Holding 8.0% Senior Notes) and (b) UPC Holding’s €400.0 million ($520.2 million) principal amount of 9.75% senior notes due 2018 (the UPC Holding 9.75% Senior Notes). Our obligations with respect to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes were legally discharged with the trustee on March 26, 2013 and March 27, 2013, respectively, in connection with the issuance of the UPC Holding 6.75% Senior Notes. The trustee, in turn, paid all amounts due to the holders of the UPC Holding 8.0% Senior Notes and UPC Holding 9.75% Senior Notes on April 25, 2013. We incurred aggregate debt extinguishment losses of $85.5 million during the first quarter of 2013, which include (i) $35.6 million of redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, as described above.

The UPC Holding 6.75% Senior Notes are senior obligations that rank equally with all of the existing and future senior debt of UPC Holding and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding 6.75% Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. In addition, the UPC Holding 6.75% Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($65.0 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the indenture governing the UPC Holding 6.75% Senior Notes (the UPC Holding 6.75% Senior Notes Indenture)), including UPC Broadband Holding, is an event of default under the UPC Holding 6.75% Senior Notes.

At any time prior to March 15, 2018, UPC Holding may redeem some or all of the UPC Holding 6.75% Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until March 15, 2018 by using the discount rate (as specified in the UPC Holding 6.75% Senior Notes Indenture) as of the redemption date, plus 50 basis points. In addition, at any time prior to March 15, 2016, UPC Holding may redeem up to 40% of the UPC Holding 6.75% Senior Notes (at a redemption price of 106.75% of the principal amount) with the net proceeds from one or more specified equity offerings.

The UPC Holding 6.75% Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the UPC Holding 6.75% Senior Notes Indenture.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

UPC Holding may redeem some or all of the UPC Holding 6.75% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the UPC Holding 6.75% Senior Notes Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on March 15 of the years set forth below:

Year	Redemption price

2018	103.375%
2019	102.250%
2020	101.125%
2021 and thereafter	100.000%

UPC Holding may redeem all of the UPC Holding 6.75% Senior Notes at a price equal to their principal amount plus accrued and unpaid interest upon the occurrence of certain changes in tax law. If UPC Holding or certain of its subsidiaries sell certain assets or experience specified changes in control, UPC Holding must offer to repurchase the UPC Holding 6.75% Senior Notes at a redemption price of 101%.

Unitymedia KabelBW Notes

On April 16, 2013, Unitymedia Hessen and Unitymedia NRW GmbH (together, the UM Senior Secured Notes Issuers) issued €350.0 million ($455.2 million) principal amount of 5.625% senior secured notes due April 15, 2023 (the April 2013 UM Senior Secured Notes).

The April 2013 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Notes Issuers and (ii) are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and the UM Senior Secured Notes Issuers and certain other share and/or asset security of Unitymedia KabelBW and certain of its subsidiaries.

The April 2013 UM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the indenture.

Subject to the circumstances described below, the April 2013 UM Senior Secured Notes are non-callable until April 15, 2018. At any time prior to April 15, 2018 the UM Senior Secured Notes Issuers may redeem some or all of the April 2013 UM Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

The UM Senior Secured Notes Issuers may redeem some or all of the April 2013 UM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on April 15 of the years set forth below:

Year	Redemption price

2018	102.813%
2019	101.875%
2020	100.938%
2021 and thereafter	100.000%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

In addition, at any time prior to April 15, 2016, the UM Senior Secured Notes Issuers may redeem up to 40% of the April 2013 UM Senior Secured Notes (at redemption prices of 105.625%) with the net proceeds from one or more specified equity offerings.

The UM Senior Secured Notes Issuers may redeem all of the April 2013 UM Senior Secured Notes at prices equal to their respective principal amounts, plus accrued and unpaid interest, upon the occurrence of certain changes in tax law. If the UM Senior Secured Notes Issuers or certain of Unitymedia KabelBW’s subsidiaries sell certain assets or experience specific changes in control, the UM Senior Secured Notes Issuers must offer to repurchase the April 2013 UM Senior Secured Notes at a redemption price of 101%.

LGE Margin Loan

On April 26, 2013, LGE HoldCo V BV (LGE HoldCo), our wholly-owned subsidiary, entered into a limited recourse margin loan agreement (the LGE Margin Loan) with a financial institution.  The LGE Margin Loan provides for the ability of LGE HoldCo to incur debt through additional facilities, which could be used to fund purchases of additional Ziggo shares up to a maximum of 48.0 million in the aggregate across all facilities. Any amounts borrowed under the LGE Margin Loan can be used for general corporate purposes, including distributions and/or loans to other subsidiaries of Liberty Global. Any drawdown under the LGE Margin Loan is subject to the satisfaction of certain customary conditions precedent. The LGE Margin Loan does not contain any financial covenants and provides for certain adjustment events and customary events of default. The LGE Margin Loan includes various lender early termination events (which are subject to materiality and other thresholds), including with respect to delisting of the Ziggo shares, changes to the Ziggo share price and average daily trading volume of the Ziggo shares over a 30-day period and a change of control of LGE HoldCo.

The LGE Margin Loan is secured by a pledge agreement over Ziggo shares owned by LGE HoldCo, which provides that LGE HoldCo, prior to an Enforcement Event (as defined in the LGE Margin Loan), will be able to exercise voting and consensual rights subject to the terms of the LGE Margin Loan, and receive dividends on the Ziggo shares subject to compliance with certain loan to value ratios.

The initial facility under the LGE Margin Loan provides for borrowings of up to 65.0% of the value of the Ziggo shares pledged on the date prior to the date of utilization. The initial facility matures on April 26, 2016, and bears interest at a rate of EURIBOR plus 2.85% per annum. In addition to the lender early termination events described above, there is also a requirement for repayment of the initial facility if the loan-to-value ratio is equal to or greater than 80.0% (after taking into account any cash collateral deposited on account for the lenders). On May 30, 2013, the full amount of the initial tranche of the LGE Margin Loan was drawn, in the amount of €460.0 million ($598.2 million), and secured with a pledge of 25.3 million Ziggo shares. On July 24, 2013, we pledged an additional 2.0 million Ziggo shares as security for the LGE Margin Loan.

For information regarding our investment in Ziggo, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Maturities of Debt and Capital Lease Obligations

The U.S. dollar equivalents of the maturities of our debt and capital lease obligations as of June 30, 2013 are presented below for the named entity and its subsidiaries, unless otherwise noted:

Debt:

	Virgin Media	UPC Holding (a)	Unitymedia KabelBW	Telenet (b)	Other (c)	Total
		in millions
Year ending December 31:
2013 (remainder of year)	$145.1	$65.7	$20.1	$9.6	$179.6	$420.1
2014	—	152.0	6.7	9.6	41.1	209.4
2015	—	144.4	—	9.6	6.6	160.6
2016	—	709.5	—	139.7	982.8	1,832.0
2017	—	—	580.0	570.2	871.8	2,022.0
2018	2,328.6	400.0	—	237.2	347.1	3,312.9
Thereafter	10,390.0	11,303.6	6,684.8	3,625.0	—	32,003.4
Total debt maturities	12,863.7	12,775.2	7,291.6	4,600.9	2,429.0	39,960.4
Unamortized premium (discount)	235.0	(44.3)	(10.6)	1.4	1.4	182.9
Total debt	$13,098.7	$12,730.9	$7,281.0	$4,602.3	$2,430.4	$40,143.3
Current portion	$153.5	$217.8	$26.8	$9.6	$216.1	$623.8
Noncurrent portion	$12,945.2	$12,513.1	$7,254.2	$4,592.7	$2,214.3	$39,519.5
_______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

(b)
Amounts include the Telenet SPE Notes that were issued by certain special purpose entities (the Telenet SPEs) that were created for the primary purposes of facilitating the offering of certain senior secured notes (the Telenet SPE Notes). The proceeds from the Telenet SPE Notes were used to fund additional Telenet Facilities M, N, O, P, U and V (each a SPE Funded Facility), with Telenet International as the borrower. Each Telenet SPE is dependent on payments from Telenet International under the applicable SPE Funded Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and Liberty Global, are required by the provisions of GAAP to consolidate the Telenet SPEs.

(c)
As further described in note 6, we are exploring strategic alternatives with respect to VTR Wireless' mobile operations in Chile, with a likely outcome being all amounts outstanding under the VTR Wireless Bank Facility becoming due within the next twelve months. Accordingly, we have reflected the CLP 55.6 billion ($109.4 million) principal amount due under the VTR Wireless Bank Facility in the current portion of debt and capital lease obligations in our condensed consolidated balance sheet as of June 30, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2013 (remainder of year)	$47.8	$49.6	$90.6	$7.4	$195.4
2014	95.6	65.0	130.0	12.9	303.5
2015	95.4	60.3	89.8	12.9	258.4
2016	95.4	58.8	43.1	10.2	207.5
2017	95.4	57.2	7.2	5.7	165.5
2018	95.4	53.9	4.3	3.2	156.8
Thereafter	1,133.2	234.1	220.9	26.0	1,614.2
Total principal and interest payments	1,658.2	578.9	585.9	78.3	2,901.3
Amounts representing interest	(747.5)	(156.7)	(215.7)	(20.5)	(1,140.4)
Present value of net minimum lease payments	$910.7	$422.2	$370.2	$57.8	$1,760.9
Current portion	$26.4	$45.5	$139.1	$10.2	$221.2
Noncurrent portion	$884.3	$376.7	$231.1	$47.6	$1,539.7

Non-cash Refinancing Transactions

During the six months ended June 30, 2013 and 2012, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $5,061.5 million and $3,461.5 million, respectively. We also recorded a $3,557.5 million non-cash increase to our debt as a result of certain financing transactions completed in contemplation of the Virgin Media Acquisition. For additional information, see note 2.

Subsequent Event

For information concerning a financing transaction completed subsequent to June 30, 2013, see note 14.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(8)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	in millions

Computed “expected” tax benefit (expense) (a)	$(47.1)	$71.1	$(56.8)	$69.7
Loss of subsidiary tax attributes due to a deemed change in control	(91.4)	—	(91.4)	—
Non-deductible or non-taxable interest and other expenses	(48.5)	(24.6)	(82.7)	(36.9)
International rate differences (b)	28.9	(21.0)	42.4	(19.1)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(44.2)	7.9	(29.2)	(6.0)
Non-deductible or non-taxable foreign currency exchange results	12.7	(1.6)	10.2	(1.6)
Enacted tax law and rate changes	(8.0)	0.4	(8.7)	(0.2)
Tax effect of intercompany financing	7.4	—	7.4	—
Change in valuation allowances	1.4	(40.6)	(0.5)	(43.3)
Other, net	(7.1)	(3.4)	(7.1)	(7.5)
Total	$(195.9)	$(11.8)	$(216.4)	$(44.9)
_______________

(a)
As a result of the Virgin Media Acquisition, pursuant to which Liberty Global became the publicly-held parent company of the successors by merger of LGI and Virgin Media, our statutory tax rate changed from the U.S. federal income tax rate of 35% to the U.K. statutory income tax rate of 23%. Accordingly, the statutory or “expected” tax rates used in this table are 23% for the 2013 periods and 35% for the 2012 periods.

(b)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.K. for the 2013 periods and outside of the U.S. for the 2012 periods.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

The significant components of our tax loss carryforwards and related tax assets at June 30, 2013 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

U.K.	$20,725.8	$4,767.0	Indefinite
Germany	2,972.8	468.9	Indefinite
The Netherlands	2,685.4	671.4	2013-2022
U.S.	1,796.5	629.8	2014-2033
Luxembourg	988.4	288.8	Indefinite
France	633.1	218.0	Indefinite
Ireland	516.1	64.5	Indefinite
Belgium	314.8	107.0	Indefinite
Hungary	296.5	56.3	Indefinite
Chile	227.3	45.5	Indefinite
Romania	73.9	11.8	2016-2020
Poland	56.3	10.7	2014-2018
Puerto Rico	32.3	12.6	2016-2025
Spain	25.0	7.5	2023-2028
Other	24.1	5.9	Various
Total	$31,368.3	$7,365.7

Net operating losses arising from the deduction of share-based compensation are not included in the above table. These net operating losses, which aggregated $128.9 million at June 30, 2013, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. Some losses are limited in use due to change in control or same business tests.

At June 30, 2013, Virgin Media had property and equipment on which future U.K. tax deductions can be claimed of $20.2 billion. The maximum amount of these “capital allowances” that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims.

The changes in our unrecognized tax benefits are summarized below:

	Six months ended
	June 30,
	2013	2012
	in millions

Balance at January 1	$359.7	$400.6
Additions based on tax positions related to the current year	86.4	6.0
Additions for tax positions of prior years	25.2	3.8
Reductions for tax positions of prior years	(5.8)	(108.8)
Foreign currency translation	(3.0)	(1.3)
Lapse of statue of limitations	(0.9)	(0.6)
Balance at June 30	$461.6	$299.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

No assurance can be given that any of these tax benefits will be recognized or realized.

As of June 30, 2013, our unrecognized tax benefits included $320.6 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in significant changes to our unrecognized tax benefits related to tax positions taken as of June 30, 2013. In this regard, (i) we expect to record an estimated $20 million to $30 million reduction during the third quarter of 2013 related to the confirmation of the amount of a deduction taken in a prior year and (ii) further significant reductions are possible prior to the end of 2013, the amount of which cannot be reasonably estimated at this time. Other than these issues, we do not expect that any changes in our unrecognized tax benefits during the next twelve months will have a material impact on our unrecognized benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(9)    Equity

Stock Repurchases

During the first six months of 2013, we purchased a total of 3,400,100 shares of our Liberty Global Class A ordinary shares or LGI Series A common stock at a weighted average price of $69.96 per share and a total of 2,097,800 shares of our Liberty Global Class C ordinary shares or LGI Series C common stock at a weighted average price of $65.09 per share, for an aggregate purchase price of $374.4 million, including direct acquisition costs.

As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” Distributable Reserves, which are not linked to a GAAP reported amount, may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share premium approved by the English Companies Court. On June 19, 2013, we received approval from the English Companies Court to reduce our share premium and in connection with that approval, we recognized Distributable Reserves of approximately $29.0 billion.

On June 11, 2013, we announced that our board of directors authorized a new $3.5 billion stock repurchase program, which effectively replaces our previous repurchase program. Under the new repurchase program, we may acquire from time to time our Class A ordinary shares, Class C ordinary shares, or any combination of Class A and Class C ordinary shares. This repurchase may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to our repurchase program will depend on a variety of factors, including market conditions and applicable law. The repurchase program may be implemented in conjunction with brokers and other financial institutions with whom we have relationships within certain pre-set parameters and purchases may continue during closed periods in accordance with applicable restrictions. The repurchase program may be suspended or discontinued at any time. As of June 30, 2013, the remaining amount authorized under our most recent stock repurchase program was $3,295.1 million.

Call Option Contracts

During the first quarter of 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,000,000 shares of LGI Series A common stock at exercise prices ranging from $64.56 per share to $70.33 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $66.3 million. These contracts, which can result in the receipt of cash or shares, were settled during the first quarter of 2013 through the receipt of $40.3 million of cash and 400,000 shares of LGI Series A common stock. Shares acquired through the exercise of the call options are included in our share repurchases and the net gain on cash settled contracts is recorded in additional paid-in capital.

During the period from June 7, 2013 through June 20, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,512,000 shares of Liberty Global Class A and Class C ordinary shares with exercise prices of $100.00 per share and (ii) purchased call options on an equivalent number of shares of Liberty Global Class A ordinary shares with exercise prices of zero. The aggregate call price that we paid to enter into these contracts was $106.9 million. These call option contracts had default cash settlement terms and, at our election, share settle terms. We initially accounted for

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

the call option contracts as derivative financial instruments as we were unable to elect the share settlement option until Distributable Reserves were created. When the Distributable Reserves were created on June 19, 2013, the derivative asset at that date of $102.2 million was reclassified to additional paid-in capital. The difference between the premium paid and the asset reclassified to equity resulted in a $4.7 million loss that is included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. All of these call option contracts, which expired from June 26, 2013 through July 5, 2013, were settled in shares.

During the period from June 21, 2013 to June 30, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 900,000 shares of Liberty Global Class A ordinary shares at exercise prices ranging from $69.66 per share to $73.82 per share and (ii) purchased call options on an equivalent number of shares of Liberty Global Class A ordinary shares with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $63.0 million. These contracts were settled during July 2013 through the receipt of $64.5 million of cash.

Treasury Shares

Prior to the Virgin Media Acquisition, participating executives and other key employees in the U.K. of Virgin Media purchased, at fair market value, jointly-held interests in a grantor trust that held shares of Virgin Media’s stock. On June 7, 2013, (i) the Virgin Media shares held by the Virgin Media grantor trust were transferred to a new grantor trust that is owned by the same participating Virgin Media executives and key employees (the Liberty Global JSOP) and (ii) the Liberty Global JSOP received consideration in connection with the Virgin Media Acquisition of (a) 155,719 Class A ordinary shares, (b) 116,277 Class C ordinary shares and (c) $10.6 million in cash. Whereas the Liberty Global JSOP represents a variable interest entity for which we are the primary beneficiary, we are required by the provisions of GAAP to consolidate the Liberty Global JSOP. Accordingly, the cash held by the Liberty Global JSOP is classified as noncurrent restricted cash and the Liberty Global ordinary shares held by the Liberty Global JSOP are reflected as treasury shares, at cost, in our condensed consolidated balance sheet. The cost of these treasury shares is based on the applicable June 7, 2013 closing market prices of our Class A and Class C ordinary shares.

The Liberty Global JSOP trustee will return to us any cash or shares underlying awards that do not vest, and will return any dividends on the shares in the trust to our company until the awards are exercised. The Liberty Global JSOP trustee will vote shares in the trust in proportion to the votes of other shareholders of Liberty Global until the awards vest.

Other

Telenet Tender. On December 17, 2012, following approval by the Belgian Financial Services and Markets Authority, Binan Investments B.V. (Binan), our wholly-owned subsidiary, launched a voluntary and conditional cash public offer (the Telenet Tender) for (i) all of Telenet’s issued shares that Binan did not already own or that were not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). In connection with the launch of the Telenet Tender, we were required to place €1,142.5 million ($1,464.1 million at the transaction date) of cash into a restricted account to secure a portion of the aggregate offer consideration that was not secured by a €925.0 million ($1,186.0 million) facility agreement entered into in October 2012 in anticipation of the Telenet Tender. No borrowings were made under this facility agreement and it was cancelled in January 2013. Pursuant to the Telenet Tender, which was completed on February 1, 2013, we acquired (i) 9,497,637 of the Telenet Bid Shares, increasing our ownership interest in Telenet’s issued and outstanding shares at such date to 58.4%, and (ii) 3,000 of the Telenet Bid Warrants. On February 1, 2013, we used €332.5 million ($454.5 million at the transaction date) from the above-described restricted cash account to fund the Telenet Tender and the remaining amount was released from restrictions.

As we owned a controlling financial interest in Telenet prior to the launch of the Telenet Tender, we accounted for the impact of the acquisition of the additional Telenet shares as an equity transaction.

Telenet Distribution. On April 24, 2013, Telenet’s shareholders approved (i) a shareholder return in the form of a cash dividend of €900.0 million ($1,170.5 million), representing €7.90 ($10.27) per share based on Telenet’s outstanding shares as of that date, and (ii) a share repurchase program of up to €50.0 million ($65.0 million). Our share of the cash dividend, which was received on May 8, 2013, was €524.1 million ($690.3 million at the applicable rate) and the noncontrolling interest owners’ share was €381.3 million ($502.2 million at the applicable rate).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

VTR Distribution. On February 6, 2013, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved a distribution of CLP 50.0 billion ($105.0 million at the applicable rate). The VTR NCI Owner’s share of this distribution is CLP 10.0 billion ($20.3 million at the applicable rate). During the six months ended June 30, 2013, VTR paid CLP 35.5 billion ($73.7 million at the applicable rate) of this distribution and we expect that the balance will be paid in various installments during the remainder of 2013. We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During the six months ended June 30, 2013, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 25.6 billion ($53.5 million at the applicable rate) and CLP 6.4 billion ($13.4 million at the applicable rate), respectively.

(10)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$7.8	$8.9	$11.9	$18.4
Other share-based incentive awards	49.8	10.1	61.0	22.8
Total Liberty Global shares (b)	57.6	19.0	72.9	41.2
Telenet share-based incentive awards (c)	36.5	16.2	47.5	20.8
Other	(0.2)	0.4	0.3	1.3
Total	$93.9	$35.6	$120.7	$63.3
Included in:
Operating expense	$6.0	$3.5	$9.9	$5.2
SG&A expense	87.9	32.1	110.8	58.1
Total	$93.9	$35.6	$120.7	$63.3
_______________

(a)	Primarily includes share-based compensation expense related to Liberty Global performance-based restricted share units (PSUs).

(b)
In accordance with the terms of the Virgin Media Merger Agreement, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. In connection with the Virgin Media Acquisition, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-acquisition period of $188.5 million. During the second quarter of 2013, $25.9 million of the June 7, 2013 estimated fair value of the Virgin Media Replacement Awards was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to June 30, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions. Including this amortization, which aggregated $6.4 million during the post-acquisition period ended June 30, 2013, the aforementioned amount charged to expense and $3.6 million of national insurance taxes, the Virgin Media Replacement Awards have accounted for $35.9 million of the share-based compensation expense related to Liberty Global shares during the three and six months ended June 30, 2013.

(c)
During the second quarters of 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively. In

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

addition, the amount for the six months ended June 30, 2013 includes expense of $6.2 million related to the accelerated vesting of options granted under the Telenet Specific Stock Option Plan, as further described below.

The following table provides certain information related to share-based compensation not yet recognized for share incentive awards related to Liberty Global ordinary shares and Telenet ordinary shares as of June 30, 2013:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards	Telenet ordinary shares (b)

Total compensation expense not yet recognized (in millions)	$262.1	$158.8	$10.8
Weighted average period remaining for expense recognition (in years)	2.3	2.6	1.2
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Incentive Plan), (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Director Incentive Plan), (iii) the Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (the VMI Incentive Plan) and (iv) certain other incentive plans of Virgin Media pursuant to which awards may no longer be granted. The Liberty Global Incentive Plan had 278,665 shares available for grant as of June 30, 2013 and the VMI Incentive Plan had 11,561,330 shares available for grant as of June 30, 2013. These shares may be awarded in any class of our ordinary shares. The Liberty Global Director Incentive Plan had 8,817,675 shares available for grant as of June 30, 2013. These shares may be awarded in any class of our ordinary shares, except that no more than five million shares may be awarded in Class B ordinary shares.

(b)	Amounts relate to various equity incentive awards granted to employees of Telenet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares.

	Six months ended
	June 30,
	2013	2012
Assumptions used to estimate fair value of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) granted:
Risk-free interest rate	0.36 - 1.27%	0.51 - 1.68%
Expected life	3.2 - 7.1 years	3.3 - 7.9 years
Expected volatility	26.9 - 35.8%	34.6 - 40.4%
Expected dividend yield	none	none

Weighted average grant-date fair value per share awards granted:
Options	$22.19	$20.00
SARs	$16.70	$14.43
PSARs	$16.64	$—
Restricted shares and restricted share units	$71.19	$49.03
PSUs	$70.22	$50.17
Total intrinsic value of awards exercised (in millions):
Options	$35.3	$26.4
SARs	$30.6	$22.2
Cash received from exercise of options (in millions)	$14.3	$17.4
Income tax benefit related to share-based compensation (in millions)	$15.8	$8.9

Liberty Global Challenge Performance Awards

Effective June 24, 2013, our compensation committee approved a grant of challenge performance awards to certain executive officers and key employees (the Challenge Performance Awards). The Challenge Performance Awards for our named executive officers consist solely of PSARs and the Challenge Performance Awards for our other executive officers and key employees consist of a combination of PSARs and PSUs, in each case divided equally between Challenge Performance Awards based on Class A ordinary shares and Challenge Performance Awards based on Class C ordinary shares, for an aggregate of 5,897,500 PSARs and 269,450 PSUs. Each PSU represents the right to receive one Class A ordinary share or one Class C ordinary share, as applicable, subject to performance and vesting.  The performance criteria for the Challenge Performance Awards will be based on the compensation committee’s assessment of the participant’s performance and achievement of individual goals in each of the years 2013, 2014 and 2015.  As the performance measure, the compensation committee selected high levels of individual performance that must be maintained throughout the performance period based on our company’s internal annual performance rating guidelines. In the event such performance levels are not maintained by a participant, the compensation committee has the discretion to reduce by up to 100% the amount of such participant's Challenge Performance Awards. Subject to forfeitures and the satisfaction of performance conditions, 100% of each participant’s Challenge Performance Awards will vest on June 24, 2016.

The PSARs have a term of seven years and base prices equal to the respective market closing prices of the applicable class on the grant date, which was $69.70 for the Class A PSARs and $65.56 for the Class C PSARs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Liberty Global PSUs

Effective April 1, 2013, our compensation committee granted to our executive officers and certain key employees a total of 307,278 Class A PSUs and 307,278 Class C PSUs pursuant to the Liberty Global Incentive Plan.  In addition, pursuant to the terms of the Virgin Media Merger Agreement and effective June 24, 2013, our compensation committee granted to certain key employees of Virgin Media a total of 123,801 Class A PSUs and 92,389 Class C PSUs pursuant to the VMI Incentive Plan. Each PSU represents the right to receive one Class A or Class C ordinary share, as applicable, subject to performance and vesting.  The performance period for these PSUs (the 2013 PSUs) is January 1, 2013 to December 31, 2014. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2012 to 2014, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2012 actual results to those reflected in our then existing long-range plan for 2014. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2013 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2013 PSUs will vest on March 31, 2015 and the balance will vest on September 30, 2015. The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2013 PSUs.

During 2011, the compensation committee approved the grant to our executive officers and certain key employees of a total of 513,268 Class A PSUs and 513,268 Class C PSUs pursuant to the Liberty Global Incentive Plan. The performance period for these PSUs (the 2011 PSUs) was January 1, 2011 to December 31, 2012. One-half of the earned 2011 PSUs were originally scheduled to vest on March 31, 2013 and the remaining 2011 PSUs were originally scheduled to vest on September 30, 2013. On December 31, 2012, the compensation committee certified that the base performance objective for the two-year performance period had been achieved and approved (i) the acceleration of the vesting of 173,612 of the then outstanding 2011 PSUs from March 31, 2013 to December 31, 2012 and (ii) the issuance of 173,622 restricted share awards with a vesting date of September 30, 2013 in exchange for a corresponding number of the 2011 PSUs. The number of the 2011 PSUs that vested on December 31, 2012, and the number of restricted share awards that were issued on that date, were based on the compensation committee’s preliminary assessment that an OCF CAGR of 5.1% would be achieved with respect to the 2011 PSUs, resulting in an expectation that award recipients would earn approximately 91% of their 2011 PSUs. On March 18, 2013, the compensation committee finalized its assessment, concluding that award recipients had earned 93.5% of their 2011 PSUs. As a result, in addition to the 173,612 2011 PSUs that vested and the 173,622 restricted share awards that were issued on December 31, 2012, as described above, 236,810 2011 PSUs vested on March 31, 2013 and April 6, 2013, and 246,374 2011 PSUs will vest on September 30, 2013.

Virgin Media Incentive Awards
Equity awards were granted to employees of Virgin Media prior to the Virgin Media Acquisition under certain incentive plans maintained and administered by Virgin Media and, except with respect to the VMI Incentive Plan, no new grants will be made under these incentive plans. The equity awards granted include stock options, restricted shares, restricted share units and performance awards.
VMI Incentive Plan. In connection with the Virgin Media Acquisition, we assumed the VMI Incentive Plan. The VMI Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The VMI Incentive Plan is designed to provide additional remuneration to, and to encourage share ownership by, employees of Virgin Media and its divisions and subsidiary corporations and other affiliates and eligible employees of Liberty Global and its subsidiaries. Individuals who were employees of Liberty Global or any of its subsidiaries as of June 6, 2013 are not eligible to receive awards under the VMI Incentive Plan. In addition, under an appendix to the VMI Incentive Plan, Liberty Global may provide additional remuneration to independent contractors. The compensation committee may grant options, SARs, restricted shares, restricted share units, share awards, performance awards or any combination of the foregoing under the VMI Incentive Plan. All awards granted under the VMI Incentive Plan must be settled in Liberty Global ordinary shares only. Under an appendix to the VMI Incentive Plan, the compensation committee may grant awards that are payable in cash or a combination of cash and ordinary shares. The VMI Incentive Plan provides for the ability of the compensation committee to adopt sub plans for tax-efficient grants to U.K. residents.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Prior to completion of the Virgin Media Acquisition, the aggregate number of shares of common stock of Virgin Media as to which awards could be granted under the VMI Incentive Plan could not exceed 11,000,000 plus remaining shares in the Virgin Media Inc. 2006 Stock Incentive Plan or that would otherwise be forfeited into such plan, subject to anti-dilution and other adjustment provisions of the VMI Incentive Plan. No person may be granted in any calendar year awards covering more than 2,880,000 ordinary shares. Ordinary shares of Liberty Global issuable pursuant to awards made under the VMI Incentive Plan will be fully paid and, to the extent permitted by the laws of England and Wales, made available from either ordinary shares acquired by or gifted to Liberty Global, newly allotted and issued ordinary shares, or ordinary shares acquired by or issued or gifted to the trustees of an employee benefit trust established in connection with the VMI Incentive Plan.
Awards under the VMI Incentive Plan issued prior to June 7, 2013 had a ten-year term and become fully exercisable within five years of continued employment. Certain performance-based awards that were granted during the first quarter of 2013 were cancelled upon completion of the Virgin Media Acquisition. These cancelled awards were subsequently replaced by 2013 PSUs that were granted under the VMI Incentive Plan on June 24, 2013, as further described above. For the remaining performance-based awards that were outstanding prior to June 7, 2013, the performance objectives lapsed upon the completion of the Virgin Media Acquisition and such awards will vest on the third anniversary of the grant date. Awards (other than performance-based awards) under the VMI Incentive Plan after June 7, 2013 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The VMI Incentive Plan had 11,561,330 ordinary shares available for grant as of June 30, 2013. These shares may be awarded in any class of Liberty Global ordinary shares.
Virgin Media Sharesave Option Grants. Under the Virgin Media Sharesave Plan, eligible employees of Virgin Media were entitled to receive options to purchase shares of Virgin Media common stock at a discount. Employees were invited to take out savings contracts that last for three years and at the end of the contract, employees may use the proceeds of these savings to exercise options granted under the Virgin Media Sharesave Plan. No new grants will be made under the Virgin Media Sharesave Plan.
Share-Based Award Activity — Liberty Global Ordinary Shares
The following tables summarize the share-based award activity during the six months ended June 30, 2013 with respect to Liberty Global ordinary shares. In the following tables, the Virgin Media Replacement Awards represent the Liberty Global awards that were added as a result of the replacement of the outstanding Virgin Media stock incentive awards as of June 7, 2013 with share-based incentive awards of Liberty Global pursuant to the terms of the Virgin Media Merger Agreement.

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	804,617	$25.90
Virgin Media Replacement Awards	3,934,574	$31.16
Granted	62,314	$73.66
Cancelled	(25,541)	$76.24
Exercised	(417,212)	$24.01
Outstanding at June 30, 2013	4,358,752	$31.33	6.3	$184.0
Exercisable at June 30, 2013	2,564,458	$26.98	4.9	$119.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	842,771	$24.59
Virgin Media Replacement Awards	2,935,250	$27.16
Granted	67,334	$68.16
Cancelled	(19,061)	$71.51
Exercised	(322,482)	$21.23
Outstanding at June 30, 2013	3,503,812	$27.74	6.1	$140.7
Exercisable at June 30, 2013	2,131,055	$23.58	4.7	$94.4

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,761,337	$36.94
Granted	1,181,120	$74.08
Forfeited	(13,882)	$45.17
Exercised	(337,799)	$27.61
Outstanding at June 30, 2013	4,590,776	$46.48	5.0	$120.8
Exercisable at June 30, 2013	1,732,805	$30.96	3.7	$72.9

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,786,754	$35.58
Granted	1,181,120	$68.82
Forfeited	(13,882)	$43.40
Exercised	(377,575)	$25.99
Outstanding at June 30, 2013	4,576,417	$44.93	5.1	$105.5
Exercisable at June 30, 2013	1,718,446	$30.11	3.7	$64.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	—	$—
Granted	2,873,750	$69.70
Outstanding at June 30, 2013	2,873,750	$69.70	7.0	$10.9
Exercisable at June 30, 2013	—	$—	—	$—

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	—	$—
Granted	2,873,750	$65.56
Outstanding at June 30, 2013	2,873,750	$65.56	7.0	$6.7
Exercisable at June 30, 2013	—	$—	—	$—

Restricted shares and share units — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	332,008	$40.53
Virgin Media Replacement Awards (a)	900,408	$76.24
Granted	124,254	$73.79
Forfeited	(5,343)	$49.27
Released from restrictions	(169,118)	$46.07
Outstanding at June 30, 2013	1,182,209	$70.06	6.7

Restricted shares and share units — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	332,301	$39.13
Virgin Media Replacement Awards (a)	671,923	$71.51
Granted	124,254	$68.60
Forfeited	(5,154)	$46.23
Released from restrictions	(154,059)	$41.51
Outstanding at June 30, 2013	969,265	$64.70	6.3
______________

(a)
The amounts shown as the grant-date fair values per share for these awards represent the June 7, 2013 market prices of the applicable LGI Series A or Series C common stock that were assigned to these awards when they were remeasured in connection with the Virgin Media Acquisition.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

PSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	759,585	$46.54
Granted	572,038	$71.87
Forfeited	(11,720)	$40.75
Released from restrictions	(118,405)	$40.75
Outstanding at June 30, 2013	1,201,498	$59.23	1.7

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	759,585	$44.68
Granted	540,626	$67.56
Forfeited	(11,720)	$39.21
Released from restrictions	(118,405)	$39.21
Outstanding at June 30, 2013	1,170,086	$55.84	1.7

At June 30, 2013, total SARs outstanding included 12,208 Class A ordinary shares capped SARs and 12,208 Class C ordinary shares capped SARs, all of which were exercisable. The holder of a Class A ordinary share capped SAR will receive the difference between 6.84 and the lesser of 10.90 or the market price of Class A ordinary shares on the date of exercise. The holder of a Class C ordinary share capped SAR will receive the difference between $6.48 and the lesser of $10.31 or the market price of Class C ordinary shares on the date of exercise.

Share-based Incentive Plans — Telenet Ordinary Shares

General. During the second quarter of 2013, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with a shareholder return in the form of a cash dividend that, as further described in note 9, was approved by Telenet shareholders on April 24, 2013. These anti-dilution adjustments, which were finalized on May 7, 2013, provided for increases in the number of options and warrants outstanding and proportionate reductions to the option and warrant exercise prices such that the fair value of the options and warrants outstanding before and after the distributions remained the same for all option and warrant holders. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million during the second quarter of 2013 and will continue to recognize additional share-based compensation expense as the underlying options vest.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Telenet Specific Stock Option Plan. Telenet granted certain stock options to its former Chief Executive Officer under a specific stock option plan (the Telenet Specific Stock Option Plan). The following table summarizes the activity during the six months ended June 30, 2013 related to the Telenet Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	833,594	€18.66
Granted (a)	256,490	€20.27
Net impact of anti-dilution adjustments	252,540	€(3.58)
Outstanding at June 30, 2013	1,342,624	€15.46	4.2	€26.6
Exercisable at June 30, 2013	—	€—	—	€—
_______________

(a)
Represents the number of options granted during the three months ended March, 31, 2013. The vesting of these options was accelerated to March 31, 2013 in connection with the resignation of Telenet’s Chief Executive Officer. As a result of this accelerated vesting, Telenet recorded additional share-based compensation of $6.2 million during the first quarter of 2013. All of the vested options pursuant to the Telenet Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 23.3%, an expected life of 3.3 years, and a risk-free return of 0.33%. The grant date fair value of these options was €18.24 ($23.72).

Telenet Employee Stock Warrant Plans. Telenet has granted warrants to members of senior management under various share-based compensation plans (the Telenet Employee Stock Warrant Plans). Each warrant provides the employee with the option to acquire a new ordinary share of Telenet at a specified exercise price. No further warrants are authorized for issuance under the Telenet Employee Stock Warrant Plans. Warrants generally vest at a rate of 6.25% per quarter over four years and expire on various dates through August 2016.

The following table summarizes the activity during the six months ended June 30, 2013 related to the Telenet Employee Stock Warrant Plans:

Warrants — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,185,709	€13.95
Forfeited	(7,725)	€18.27
Exercised	(1,423,846)	€12.37
Net impact of anti-dilution adjustments	406,378	€(2.86)
Outstanding at June 30, 2013	2,160,516	€12.35	1.7	€49.5
Exercisable at June 30, 2013	1,479,666	€10.84	1.5	€36.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(11)    Earnings (Loss) per Common Share

Basic earnings (loss) per share attributable to Liberty Global shareholders is computed by dividing net earnings (loss) attributable to Liberty Global shareholders by the weighted average number of shares (excluding restricted shares) outstanding for the period. Diluted earnings (loss) per share attributable to Liberty Global shareholders presents the dilutive effect, if any, on a per share basis of potential ordinary shares (e.g., options, SARs, restricted shares, restricted share units and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(11.6)	$(217.5)	$(12.6)	$(263.2)
Earnings from discontinued operation	—	919.1	—	939.7
Net earnings (loss) attributable to Liberty Global shareholders	$(11.6)	$701.6	$(12.6)	$676.5

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and six months ended June 30, 2013 and 2012. Therefore, the potentially dilutive effect at June 30, 2013 and 2012 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and restricted shares and share units of approximately 24.9 million and 11.6 million, respectively, (ii) the number of shares issuable pursuant to PSUs of approximately 2.4 million and 2.3 million, respectively and (iii) the aggregate number of shares issuable pursuant to the outstanding VM Convertible Notes and other obligations that may be settled in cash or shares of approximately 7.2 million and 3.7 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

(12)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. The U.S. dollar equivalents of such commitments as of June 30, 2013 are presented below:

	Payments due during:
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter	Total
	in millions

Operating leases (a)	$134.7	$207.0	$182.5	$148.4	$124.2	$89.7	$409.7	$1,296.2
Programming obligations	254.5	330.3	200.6	123.4	81.0	1.2	0.2	991.2
Other commitments	1,084.4	668.2	438.9	285.6	190.8	104.0	1,232.9	4,004.8
Total	$1,473.6	$1,205.5	$822.0	$557.4	$396.0	$194.9	$1,642.8	$6,292.2
_______________

(a)
Includes amounts with respect to tower and related real estate operating lease agreements associated with our wireless network in Chile in accordance with the applicable contractual payment terms. As further described in note 6, we are considering strategic alternatives that could impact when and to what extent we make payments under these leases.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2013 and 2012, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $643.3 million and $520.1 million, respectively, (including intercompany charges that eliminate in consolidation of $38.5 million and $40.0 million, respectively) and (b) the third-party programming costs incurred by our programming distribution operations aggregated $64.5 million and $51.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments include Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iv) commitments associated with our MVNO agreements and (v) commitments associated with satellite carriage services provided to our company. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2013 and 2012, see note 4.

We also have commitments pursuant to (i) pension and similar arrangements and (ii) agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

Contingent Obligations

We are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor’s interest. We do not expect any payments made under these provisions to be material in relationship to our financial position or results of operations.

Guarantees and Other Credit Enhancements

In the ordinary course of business, we have provided indemnifications to purchasers of certain of our assets, our lenders, our vendors and certain other parties. In addition, we have provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Legal and Regulatory Proceedings and Other Contingencies

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 31, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

On May 4, 2005, the District Court rendered its decision in the 2002 Cignal Action, dismissing all claims of the former Cignal shareholders. On August 2, 2005, an appeal against the District Court decision was filed with the Court of Appeals in Amsterdam. Subsequently, when the grounds of appeal were filed in November 2005, nine individual plaintiffs, rather than all former Cignal shareholders, continued to pursue their claims. Based on the share ownership information provided by the nine plaintiffs, the damage claims remaining subject to the 2002 Cignal Action are approximately $28 million in the aggregate before statutory interest. On September 13, 2007, the Court of Appeals in Amsterdam rendered its decision that no IPO within the meaning of the shareholders agreement had been realized and accordingly the plaintiffs should have been allowed to exercise their option rights. The Court of Appeals in Amsterdam gave the parties leave to appeal to the Dutch Supreme Court and deferred all further decisions and actions, including the calculation and substantiation of the damages claimed by the plaintiffs, pending such appeal. Liberty Global Europe filed the appeal with the Dutch Supreme Court on December 13, 2007. On February 15, 2008, the plaintiffs filed a conditional appeal against the decision with the Dutch Supreme Court, challenging certain aspects of the decision of the Court of Appeals in Amsterdam in the event that Liberty Global Europe’s appeal was not dismissed by the Dutch Supreme Court. On April 9, 2010, the Dutch Supreme Court issued its decision in which it honored the appeal of Liberty Global Europe, dismissed the plaintiffs’ conditional appeal and referred the case to the Court of Appeals in The Hague. It is unclear whether the Cignal shareholders will request the Court of Appeals in The Hague to render a new decision.

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claims, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, are asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court’s April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. The parties have filed their written submissions with the Dutch Supreme Court and a judgment is expected sometime in 2013.

In light of the September 13, 2007 decision by the Court of Appeals in Amsterdam and other factors, we recorded a provision of $146.0 million during the third quarter of 2007, representing our estimate of the loss (exclusive of legal costs, which are expensed as incurred) that we would incur upon an unfavorable outcome in the 2002 and 2006 Cignal Actions.  The provision for this loss (all of which is uninsured) was recorded notwithstanding our appeal of the Court of Appeals decision in the 2002 Cignal Action to the Dutch Supreme Court and the fact that the Court of Appeals decision was not binding with respect to the 2006 Cignal Action.  Notwithstanding (i) the April 9, 2010 Dutch Supreme Court decision in the 2002 Cignal Action and (ii) the September 6, 2011 decision of the Court of Appeals in Amsterdam in the 2006 Cignal Action, we do not anticipate reversing the provision until such time as the final disposition of this matter has been reached.

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet.  Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008.  Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

implementation of these agreements.  It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle.  In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008.  Belgacom brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010.  On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement.  On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom’s efforts to suspend approval of these agreements were unsuccessful.  In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. A ruling by the European Court of Justice should not be expected before the end of 2013. Following the ruling of the European Court of Justice, the annulment cases will be resumed with the Belgian Council of State. The Belgian Council of State will be required to follow the interpretation given by the European Court of Justice to the points of EU law in its preliminary ruling.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($26.0 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Netherlands Regulatory Developments. In December 2011, the Dutch National Regulatory Authority (OPTA) completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for regulation of that market. On December 22, 2011, referring to its final assessment of the television market, OPTA rejected previously filed requests from a number of providers to perform a new market analysis of the television market. This decision by OPTA was appealed by such providers to the Dutch Supreme Administrative Court. On November 5, 2012, the Dutch Supreme Administrative Court rejected the appeals against OPTA’s decision.

In May 2012, the Dutch Senate adopted laws that (i) provide the power to OPTA to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media (CvdM) to supervise the resale obligation introduced by these new laws and (ii) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. The Dutch government responded to the infringement proceedings on June 25, 2013 and the European Commission is currently reviewing the response. If such response is deemed to be unsatisfactory to the European Commission, it may refer the matter to the European Court of Justice. We agree with the EU that the new laws pertaining to resale are contrary to EU law and we, along with other market participants, will contest their application.

We have received requests from certain of our competitors under the new CvdM resale regulation and are in early negotiations with these competitors.  We cannot predict the outcome of these negotiations nor whether or when we will begin selling our television services in the Netherlands pursuant to the new resale regulation. In this regard, any implementation of a resale regime

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

would likely take several months or more and, if implemented, its application may strengthen our competitors by granting them resale access to our network to offer competing products and services notwithstanding our substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to our competitors could (i) limit the bandwidth available to us to provide new or expanded products and services to the customers served by our network and (ii) adversely impact our ability to maintain or increase our revenue and cash flows. The new regulation concerning “net neutrality” needs to work within a broader EU framework, requires some implementation by relevant authorities and is subject to challenge by market participants. It is unclear therefore what its impact on our business and the industry in general will be at this stage, if any.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie (the BIPT) and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium.

After a public consultation, the draft decisions were submitted to the European Commission. The European Commission issued a notice on the draft decision that criticized the analysis of the broadcasting markets on several grounds, including the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (iii) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On February 1, 2012, Telenet submitted draft reference offers regarding the obligations described above, to which the Belgium Regulatory Authorities subsequently made their observations and launched a national consultation process. On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic TV (basic analog and digital video package) and minus 30% for the bundle of basic TV and broadband internet services. This decision on the reference offers is subject to notification to the European Commission before final approval by the Belgium Regulatory Authorities can occur. The final approval of the reference offers by the Belgium Regulatory Authorities is expected to occur during the third quarter of 2013. The July 2011 Decision provides that the regulated wholesale services must be available six months after the approval of the reference offers.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection, Telenet will be required to begin the process of implementing its reference offers as soon as such reference offers are approved by the Belgium Regulatory Authorities. A final ruling on the merits can be expected during the second or third quarter of 2014. There can be no certainty that Telenet’s appeals will be successful. Accordingly, one or more of these regulatory obligations could be upheld, in present or modified form.

The July 2011 Decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on whether the July 2011 Decision is implemented in its current form and, if implemented, the wholesale rates established by the Belgium Regulatory Authorities, the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

FCO Regulatory Issues. Our acquisition of Kabel BW GmbH (KBW) was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve our acquisition of KBW, which the FCO is defending. On June 26, 2013, the hearing took place at the Dusseldorf Court of Appeal and during

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

the hearing the Court of Appeal identified points on which it would disagree with the FCO’s findings. We expect a decision from the Dusseldorf Court of Appeal on August 14, 2013. The court may decide to overturn or uphold the FCO clearance decision. Alternatively, the court could request that the FCO carry out a further investigation of certain issues before it takes a final decision. If a decision to overturn the FCO clearance becomes final and binding (not subject to further appeal), our acquisition of KBW would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome, to refuse clearance or to clear the deal unconditionally. We continue to support the FCO in defending the decision to approve our KBW acquisition and, in the event the Dusseldorf Court of Appeal overturns the FCO decision, we intend to take any available opportunity to appeal the court’s decision. The filing of these appeals has not had, and we expect that the continued proceedings relating to these appeals will not have, any impact on the integration and development of our operations in Germany. We cannot predict the final outcome of this appeal process, however, any decision by the FCO that would ultimately set aside or modify the FCO’s approval of our acquisition of KBW, including increasing the conditions we are subject to in connection with such acquisition, could have a material adverse impact on the financial condition and results of operations of our company.
Virgin Media Acquisition Litigation. On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, Liberty Global and certain LGI subsidiaries challenging the Virgin Media Acquisition. All three plaintiffs purport to sue on behalf of the public stockholders of Virgin Media and allege that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints allege that LGI, Liberty Global and certain LGI subsidiaries aided and abetted the alleged breaches of fiduciary duty by Virgin Media’s board of directors. The complaints seek, among other things, rescission and plaintiffs’ attorneys’ fees and costs. Certain of the plaintiffs also seek damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York. On May 23, 2013, the parties to the consolidated lawsuit entered into a binding Term Sheet (the Term Sheet) to settle the consolidated cases and, on July 22, 2013, executed a Stipulation and Agreement of Compromise, Settlement and Release (the Settlement).

Pursuant to the Term Sheet and the Settlement, LGI consented to certain modifications to the deal protection measures related to the Virgin Media Acquisition, including, among other items, a reduction in the termination fee payable by Virgin Media under certain circumstances described in the Virgin Media Merger Agreement, and Virgin Media and LGI agreed to certain amendments to the joint proxy statement/prospectus mailed to Virgin Media and LGI shareholders in connection with the Virgin Media Acquisition. In addition, under the Settlement, the plaintiffs in the actions will provide all of the defendants, their affiliates and financial advisors with a customary release of all claims. On July 25, 2013, the Supreme Court of the State of New York preliminarily approved the Settlement, subject to final approval of the court at a hearing scheduled for October 3, 2013.  Stockholders of Virgin Media can elect out of the Settlement.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH, an operating subsidiary of Deutsche Telekom AG (Deutsche Telekom), in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland GmbH in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($99 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi Universal S.A. and Universal Studio (SDNY). The predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,228 million), including prejudgment interest. Vivendi Universal S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. Liberty Puerto Rico, as the surviving entity in the Puerto Rico Transaction, is a party to certain lawsuits previously asserted against OneLink, including a claim that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. Given, among other matters, that (i) discovery has not yet been completed, (ii) the amount of damages sought has not been specified and (iii) there is significant uncertainty as to the outcome, we are not in a position to reasonably estimate the range of loss that might be incurred by Liberty Puerto Rico in the event of an unfavorable outcome in this matter.

Virgin Media VAT Matters. Virgin Media’s application of the value added tax (VAT) with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £34.1 million ($51.8 million) as of June 30, 2013. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. An initial hearing on these matters is expected to take place in November 2013.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and capital expenditures. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Other. In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues and (iii) disputes over interconnection, programming, copyright and carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations or cash flows in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(13)    Segment Reporting

We generally identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below) or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow. In addition, we review non-financial measures such as subscriber growth, as appropriate.

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions for litigation and impairment, restructuring and other operating items). Other operating items include (i) gains and losses on the disposition of long-lived assets, (ii) direct acquisition costs, such as third-party due diligence, legal and advisory costs, and (iii) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

our capital structure and allows management to (i) readily view operating trends, (ii) perform analytical comparisons and benchmarking between segments and (iii) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes is presented below.

During the second quarter of 2013, we began presenting our Telenet (Belgium) segment within our European Operations Division as a result of our decision to change how Telenet reports into our management structure. Beginning on January 1, 2013, a programming business that was previously managed by Chellomedia was transferred to and, accordingly, is now reported within, our European Operations Division’s central operations. Beginning in the fourth quarter of 2012, the management responsibility for certain of our operations in Switzerland was transferred to our Austrian operations and, accordingly, such operations are now reported within our Other Western Europe segment. Segment information for the three and six months ended June 30, 2012 has been retrospectively revised to reflect these changes. We present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	European Operations Division:

•	U.K. (Virgin Media)

•	Germany (Unitymedia KabelBW)

•	Belgium (Telenet)

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Chile (VTR Group)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. All of our reportable segments also provide business-to-business (B2B) services and certain of our reportable segments provide mobile services. At June 30, 2013, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” Virgin Media and Telenet provide video, broadband internet, fixed-line telephony and mobile services in the U.K. and Belgium, respectively. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iii) intersegment eliminations within the European Operations Division. In Chile, the VTR Group includes VTR, which provides video, broadband internet and fixed-line telephony services, and VTR Wireless, which provides mobile services through a combination of its own wireless network and certain third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services primarily in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
European Operations Division:
U.K. (Virgin Media)	$401.3	$—	$401.3	$—
Germany (Unitymedia KabelBW)	624.6	566.2	1,242.8	1,126.9
Belgium (Telenet)	534.4	466.2	1,070.6	943.7
The Netherlands	303.2	303.7	618.0	614.4
Switzerland	323.9	313.0	649.9	626.3
Other Western Europe	219.6	208.5	442.2	420.4
Total Western Europe	2,407.0	1,857.6	4,424.8	3,731.7
Central and Eastern Europe	281.5	275.0	569.3	555.9
Central and other	31.3	28.9	63.3	57.1
Total European Operations Division	2,719.8	2,161.5	5,057.4	4,344.7
Chile (VTR Group)	252.7	226.8	503.1	451.3
Corporate and other	210.5	149.0	410.7	301.0
Intersegment eliminations	(21.1)	(12.8)	(41.6)	(35.5)
Total	$3,161.9	$2,524.5	$5,929.6	$5,061.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

	Operating cash flow
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
European Operations Division:
U.K. (Virgin Media)	$175.3	$—	$175.3	$—
Germany (Unitymedia KabelBW)	369.4	334.2	729.4	657.2
Belgium (Telenet)	269.2	236.9	516.7	472.7
The Netherlands	171.1	178.8	355.9	361.5
Switzerland	189.2	179.2	371.4	356.2
Other Western Europe	105.6	95.9	210.4	194.5
Total Western Europe	1,279.8	1,025.0	2,359.1	2,042.1
Central and Eastern Europe	135.1	134.9	275.7	272.5
Central and other	(54.4)	(43.0)	(100.0)	(80.0)
Total European Operations Division	1,360.5	1,116.9	2,534.8	2,234.6
Chile (VTR Group)	86.8	75.3	172.0	150.5
Corporate and other	2.4	2.7	12.5	5.4
Total	$1,449.7	$1,194.9	$2,719.3	$2,390.5

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions

Total segment operating cash flow from continuing operations	$1,449.7	$1,194.9	$2,719.3	$2,390.5
Share-based compensation expense	(93.9)	(35.6)	(120.7)	(63.3)
Depreciation and amortization	(864.3)	(668.7)	(1,557.4)	(1,339.4)
Impairment, restructuring and other operating items, net	(46.3)	(11.6)	(70.6)	(14.5)
Operating income	445.2	479.0	970.6	973.3
Interest expense	(542.4)	(402.1)	(1,012.5)	(820.2)
Interest and dividend income	35.3	1.9	49.2	20.9
Realized and unrealized gains (losses) on derivative instruments, net	(4.7)	237.4	191.1	(376.7)
Foreign currency transaction gains (losses), net	91.5	(474.4)	(43.4)	4.6
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	193.0	(34.1)	265.2	16.8
Losses on debt modifications and extinguishment, net	(11.7)	(6.9)	(170.0)	(13.7)
Other expense, net	(1.6)	(3.7)	(3.2)	(4.0)
Earnings (loss) from continuing operations before income taxes	$204.6	$(202.9)	$247.0	$(199.0)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
Subscription revenue (a):
Video	$1,274.8	$1,143.1	$2,487.5	$2,307.5
Broadband internet (b)	765.2	590.1	1,424.5	1,181.3
Telephony (b)	518.7	375.8	928.1	750.8
Total subscription revenue	2,558.7	2,109.0	4,840.1	4,239.6
Other revenue (b) (c)	603.2	415.5	1,089.5	821.9
Total	$3,161.9	$2,524.5	$5,929.6	$5,061.5
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report digital subscriber line (DSL) subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and telephony subscription revenue to other revenue for all periods presented.

(c)	Other revenue includes non-subscription revenue (including B2B, mobile services, interconnect, carriage fee and installation revenue) and programming revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
European Operations Division:
United Kingdom	$401.3	$—	$401.3	$—
Germany	624.6	566.2	1,242.8	1,126.9
Belgium	534.4	466.2	1,070.6	943.7
The Netherlands	303.2	303.7	618.0	614.4
Switzerland	323.9	313.0	649.9	626.3
Austria	107.3	105.2	215.5	212.4
Ireland	112.3	103.3	226.7	208.0
Poland	113.2	109.7	229.7	224.2
Hungary	63.8	60.9	127.2	120.8
The Czech Republic	54.6	56.7	112.1	114.2
Romania	34.3	32.6	68.9	66.0
Slovakia	15.6	15.1	31.4	30.7
Other (a)	31.3	28.9	63.3	57.1
Total European Operations Division	2,719.8	2,161.5	5,057.4	4,344.7
Chellomedia:
Poland	23.6	30.6	44.5	56.6
The Netherlands	24.8	17.3	49.1	45.6
Spain	16.0	16.6	31.8	33.7
Hungary	17.5	15.6	32.7	29.4
Other (b)	54.4	38.3	105.4	76.0
Total Chellomedia	136.3	118.4	263.5	241.3
Chile	252.7	226.8	503.1	451.3
Puerto Rico	74.2	30.6	147.2	59.7
Intersegment eliminations and other	(21.1)	(12.8)	(41.6)	(35.5)
Total	$3,161.9	$2,524.5	$5,929.6	$5,061.5
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(b)	Chellomedia’s other geographic segments are located primarily in the U.K., Latin America, the Czech Republic, Portugal, Romania, Slovakia and Italy.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2013
(unaudited)

(14)    Subsequent Event

On July 25, 2013, one of our subsidiaries entered into a hedging transaction in relation to a portion of its existing shares of Ziggo. In connection with this transaction, we acquired 17.5 million additional shares of Ziggo, increasing our total ownership to 28.5% (based on the number of outstanding shares of Ziggo stock as of June 30, 2013).  The acquisition of the additional 17.5 million Ziggo shares was financed entirely through a loan linked to the hedging transaction (the Ziggo Transaction Agreement) that is secured by Ziggo shares. The Ziggo Transaction Agreement, which has an average maturity of three years and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2012 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2013 and 2012.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated cash flow statements and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2013.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Risk Factors may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in this Quarterly Report on Form 10-Q and in our 2012 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues in the EU and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•
consumer acceptance of our existing service offerings, including our digital video, broadband internet, fixed-line telephony, mobile and B2B service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	our ability to maintain our revenue from channel carriage arrangements, particularly in Germany;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium and the Netherlands;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisition of Kabel BW GmbH (KBW) on our operations in Germany;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors to timely deliver quality products, equipment, software and services;

•	the availability of attractive programming for our digital video services at reasonable costs;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	our ability to successfully integrate and realize anticipated efficiencies from the businesses we acquire;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.

The broadband communications services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Quarterly Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services with consolidated operations at June 30, 2013 in 14 countries, primarily in Europe and Chile. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and fixed-line telephony services in nine European countries and in Chile. Through Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in Belgium. The European broadband communications and DTH operations of UPC Holding, the broadband communications operations in the U.K. of Virgin Media and the broadband communications operations of Unitymedia KabelBW in Germany are collectively referred to herein as the “European Operations Division.” UPC Holding’s broadband communications operations in Chile are provided through VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” For information regarding strategic alternatives that are being considered with regard to the the mobile operations of VTR Wireless, see below. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe.

Our analog cable service offerings include basic programming and, in some markets, expanded basic programming. We tailor both our basic channel line-up and our additional channel offerings to each system according to culture, demographics, programming preferences and local regulation. Our digital cable service offerings include basic and premium programming and incremental product and service offerings such as enhanced pay-per-view programming (including video-on-demand), digital video recorders and high definition programming.

In September 2012 and January 2013, we launched “Horizon TV” in the Netherlands and Switzerland, respectively. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. In the Netherlands and Switzerland, we are working to improve the customer experience and, in the Netherlands, we have initiated the rollout of a redesigned remote control and a software update. We intend to expand the availability of Horizon TV to other markets within our footprint, with launches planned later in 2013 for Ireland and Germany.
Although our digital television signals are encrypted in many of the countries in which we operate, the basic digital television channels in our entire footprints in Germany, the Netherlands, Switzerland, Austria, Romania and the Czech Republic are unencrypted. Where our basic digital television channels are unencrypted, subscribers who have the necessary equipment and who pay the monthly subscription fee for our analog package are able to watch our basic digital television channels.  Regardless of whether basic digital television channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets. In markets where we introduce unencryption, we generally expect to experience a positive impact on our subscriber disconnect levels and a somewhat negative impact on demand for lower tiers of digital cable services.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various download speeds ranging up to 200 Mbps, depending on the market and the tier of service selected. We determine pricing for each different tier of broadband internet service through analysis of speed, data limits, market conditions and other factors.

We offer fixed-line telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition to VTR Wireless’ mobile services, we also offer mobile services using third-party networks in the U.K., Belgium and, to a lesser extent, Germany, Poland, the Netherlands and Hungary.

We are exploring strategic alternatives with respect to VTR Wireless' mobile operations in Chile, including alternatives that would involve the disposition of VTR Wireless' mobile network in favor of expanded MVNO arrangements. Although the framework and economics of any transition to expanded MVNO arrangements are still under review, we currently expect that we will cease use of VTR Wireless' mobile network during the fourth quarter of 2013. Accordingly, effective April 1, 2013, we have reduced the useful lives of VTR Wireless' network equipment to reflect this expectation, resulting in incremental depreciation expense of $42.4 million during the second quarter of 2013. At June 30, 2013, the net carrying value of VTR Wireless' network assets was $64.6 million and the remaining payments due under VTR Wireless' tower and real estate operating leases aggregated $112.5 million. The amount of any restructuring charge that we may be required to record if we were to cease use of the towers and real estate underlying the operating leases will be dependent on a number of factors, including whether and to what extent these leases are assumed by, or subleased to, third parties. The disposition of VTR Wireless' mobile network or the modification of certain related contracts would likely result in all amounts outstanding under the VTR Wireless Bank Facility becoming due within the next twelve months. Accordingly, we have included the principal amount due under the VTR Wireless Bank Facility in the current portion of debt and capital lease obligations in our June 30, 2013 condensed consolidated balance sheet.

We are also exploring strategic alternatives with respect to Chellomedia, which may include the disposition of all or a part of Chellomedia's operations.  We have not committed to any specific course of action.

We have completed a number of transactions that impact the comparability of our 2013 and 2012 results of operations. The most significant of these are the Virgin Media Acquisition on June 7, 2013 and the acquisition of OneLink on November 8, 2012. We also completed a number of less significant acquisitions in Europe during 2012 and the first six months of 2013.

In May 2012, we completed the sale of Austar. Accordingly, Austar is reflected as a discontinued operation in our condensed consolidated statements of operations for the three and six months ended June 30, 2012 and our condensed consolidated statement of cash flows for the six months ended June 30, 2012. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our acquisitions and discontinued operation, see note 2 to our condensed consolidated financial statements.

From a strategic perspective, we are seeking to build broadband communications, mobile, DTH and programming businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 13 to our condensed consolidated financial statements) and free cash flow (as defined below under Material Changes in Financial Condition — Free Cash Flow). As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

We focus on achieving organic revenue and customer growth in our operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet, fixed-line telephony and mobile services with existing customers through product bundling and upselling. We plan to continue to employ this strategy to achieve organic revenue and customer growth.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At June 30, 2013, we owned and operated networks that passed 46,980,300 homes and served 47,531,600 revenue generating units (RGUs), consisting of 21,877,900 video subscribers, 13,881,600 broadband internet subscribers and 11,772,100 fixed-line telephony subscribers.

Including the effects of acquisitions, we added a total of 12,466,400 and 12,839,200 RGUs during the three and six months ended June 30, 2013, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 191,300 and 564,100 RGUs on an organic basis during the three and six months ended June 30, 2013, respectively, as compared to 364,300 and 809,200 RGUs that our continuing operations added on an organic basis during the three and six months ended June 30, 2012, respectively. The organic RGU growth during the three and six months ended June 30, 2013 is attributable to the growth of our (i) broadband internet services, which added 149,100 and 382,400 RGUs, respectively, (ii) fixed-line telephony services, which added 141,700 and 373,000 RGUs, respectively, (iii) digital cable services, which added 76,900 and 218,600 RGUs, respectively, and (iv) DTH video services, which added 2,500 and 16,100 RGUs, respectively. The growth of our broadband internet, fixed-line telephony, digital cable and DTH video services was partially offset by declines in our analog cable RGUs of 177,000 and 422,000, respectively, and less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from (i) incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home (FTTH) and advanced DSL technologies), (ii) DTH operators and/or (iii) other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)
organic declines in total subscription revenue and overall revenue in the Netherlands during the second quarter of 2013, as compared to (a) the first quarter of 2013 and (b) the second quarter of 2012;

(ii)
organic declines in subscription revenue from video and fixed-line telephony services in the Netherlands during the second quarter of 2013, as compared to (a) the first quarter of 2013 and (b) the second quarter of 2012;

(iii)
organic declines in video RGUs in the Netherlands, Germany, Belgium, Switzerland and most of our other markets during the second quarter of 2013, as net declines in our analog cable RGUs exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(iv)
organic declines in ARPU from (a) broadband internet in Belgium and several of our other markets and (b) telephony services in all of our markets during the second quarter of 2013, as compared to the second quarter of 2012; and

(v)	organic declines in overall ARPU in the Netherlands, Belgium and many of our other markets during the second quarter of 2013, as compared to the second quarter of 2012.

In addition to competition, our operations are subject to macroeconomic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion, or in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.

Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (FTT).  Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price.  Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Under the current proposal, the FTT could become effective as early as January 1, 2014, but there is significant uncertainty as to whether the FTT will be implemented and, if implemented, the timing and breadth of application.  Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions currently being performed by Liberty Global.  Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our consolidated financial position or results of operations or cash flows.

The video, broadband internet and fixed-line telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies such as FTTH and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed. For information regarding our property and equipment additions, see Material Changes in Financial Condition — Condensed Consolidated Cash Flow Statements below.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2013 and 2012 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended June 30, 2013 was to the euro as 55.6% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the British pound sterling, the Swiss franc, the Chilean peso and other local currencies in Europe. The impact of changes in the exchange rate of the British pound sterling will increase in the third quarter of 2013 when the results of Virgin Media will be included for the full period. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. All of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. For detailed information concerning the composition of our reportable segments, see note 13 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable share-based compensation expense, as further discussed in note 13 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2013 and 2012. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 30, 2013 and 2012 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, revenue earned from B2B services, interconnect fees, channel carriage fees, installation fees, mobile services revenue, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 13 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue.

The rates charged for certain video services offered by our broadband communications operations in some European countries and in Chile are subject to oversight and control, either before or after the fact, based on competition law or general pricing regulations.  Additionally, in Chile, our ability to bundle or discount our broadband communications and mobile services is subject to certain limitations, and in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning the potential impact of adverse regulatory developments in Belgium and the Netherlands, see note 12 to our condensed consolidated financial statements.

We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs are subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services, and accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows.

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$401.3	$—	$401.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	624.6	566.2	58.4	10.3	8.3
Belgium (Telenet)	534.4	466.2	68.2	14.6	12.5
The Netherlands	303.2	303.7	(0.5)	(0.2)	(2.0)
Switzerland	323.9	313.0	10.9	3.5	4.1
Other Western Europe	219.6	208.5	11.1	5.3	3.4
Total Western Europe	2,407.0	1,857.6	549.4	29.6	6.4
Central and Eastern Europe	281.5	275.0	6.5	2.4	0.2
Central and other	31.3	28.9	2.4	8.3	6.9
Total European Operations Division	2,719.8	2,161.5	558.3	25.8	5.6
Chile (VTR Group)	252.7	226.8	25.9	11.4	9.0
Corporate and other	210.5	149.0	61.5	41.3	2.5
Intersegment eliminations	(21.1)	(12.8)	(8.3)	N.M.	N.M.
Total	$3,161.9	$2,524.5	$637.4	25.2	5.5

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$401.3	$—	$401.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	1,242.8	1,126.9	115.9	10.3	8.9
Belgium (Telenet)	1,070.6	943.7	126.9	13.4	12.0
The Netherlands	618.0	614.4	3.6	0.6	(0.7)
Switzerland	649.9	626.3	23.6	3.8	4.6
Other Western Europe	442.2	420.4	21.8	5.2	3.9
Total Western Europe	4,424.8	3,731.7	693.1	18.6	6.8
Central and Eastern Europe	569.3	555.9	13.4	2.4	0.5
Central and other	63.3	57.1	6.2	10.9	9.3
Total European Operations Division	5,057.4	4,344.7	712.7	16.4	6.0
Chile (VTR Group)	503.1	451.3	51.8	11.5	8.4
Corporate and other	410.7	301.0	109.7	36.4	(1.9)
Intersegment eliminations	(41.6)	(35.5)	(6.1)	N.M.	N.M.
Total	$5,929.6	$5,061.5	$868.1	17.2	5.7
_______________

N.M. — Not Meaningful.

General. While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our broadband communications markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU. For a description of the more notable recent impacts of this competition on our broadband communications markets, see Overview above.

U.K. (Virgin Media). The revenue increases for our Virgin Media segment during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, are entirely attributable to the completion of the Virgin Media Acquisition on June 7, 2013 and, accordingly, we do not separately discuss the changes in the revenue of our Virgin Media segment.

Germany (Unitymedia KabelBW). The increases in Germany’s revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $47.1 million or 8.3% and $100.5 million or 8.9%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$32.3	$—	$32.3	$67.6	$—	$67.6
ARPU (d)	20.1	—	20.1	40.7	—	40.7
Decrease in non-subscription revenue (e)	—	(5.3)	(5.3)	—	(7.8)	(7.8)
Organic increase (decrease)	52.4	(5.3)	47.1	108.3	(7.8)	100.5
Impact of FX	10.1	1.2	11.3	13.8	1.6	15.4
Total	$62.5	$(4.1)	$58.4	$122.1	$(6.2)	$115.9
_______________

(a)
Germany’s subscription revenue includes revenue from multi-year bulk agreements with landlords, housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Germany’s video cable subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts, although bulk agreements related to approximately 20% of the video cable subscribers that Germany serves through these agreements expire by the end of 2014. During the three months ended June 30, 2013, Germany’s 20 largest bulk agreement accounts generated approximately 7% of its revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to regulators in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany’s existing access agreements (the Remedy HA Agreements). The total number of dwelling units covered by the affected agreements was approximately 340,000 as of December 15, 2011. At June 30, 2013, approximately 35% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) accounted for approximately 1% of Germany’s total revenue during the three months ended June 30, 2013.

(b)
Germany’s non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2013 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Germany’s total revenue during the three months ended June 30, 2013.  Public broadcasters have sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. While we are seeking to negotiate with the public broadcasters to reach acceptable agreements, we have rejected the termination notices and filed lawsuits for payment of carriage fees against the public broadcasters. Until such time as we resolve these disputes or obtain favorable outcomes in our lawsuits, we don’t believe we meet the criteria to recognize the impacted revenue for 2013 and future periods. The aggregate amount of revenue related to these public broadcasters was $7.6 million or 1% of Germany’s total revenue during the three months ended June 30, 2012. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to the broadcasters.  In light of the foregoing, no assurance can be given that any of our carriage fee contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increases in Germany’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in Germany’s average numbers of analog cable RGUs led to declines in the average numbers of Germany’s total video RGUs during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

(d)
The increases in Germany’s subscription revenue related to changes in ARPU are due to (i) net increases resulting primarily from the following factors: (a) higher ARPU from digital cable services, (b) higher ARPU from broadband internet services, (c) higher ARPU from analog cable services, as price increases more than offset lower ARPU due to higher proportions of subscribers receiving discounted analog cable services through bulk agreements, (d) lower ARPU from telephony services due to the net impact of (1) decreases in ARPU associated with lower telephony call volumes for customers on usage-based calling plans and (2) increases in ARPU associated with the migration of customers to fixed-rate plans and related value-added services and (e) higher ARPU due to lower negative impacts from free bundled services provided to new subscribers during promotional periods and (ii) improvements in RGU mix attributable to higher proportions of telephony and broadband internet RGUs.

(e)
The decreases in Germany’s non-subscription revenue are primarily attributable to the net effect of (i) decreases in carriage fee revenue as described above, (ii) increases in mobile services revenue and (iii) increases in installation revenue, due to higher numbers of installations and increases in the average installation fee.

Belgium (Telenet). The increases in Telenet’s revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $58.4 million or 12.5% and $113.5 million or 12.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$9.1	$—	$9.1	$18.0	$—	$18.0
ARPU (b)	(5.1)	—	(5.1)	(11.8)	—	(11.8)
Increase in non-subscription revenue (c)	—	54.4	54.4	—	107.3	107.3
Organic increase	4.0	54.4	58.4	6.2	107.3	113.5
Impact of FX	7.2	2.6	9.8	9.6	3.8	13.4
Total	$11.2	$57.0	$68.2	$15.8	$111.1	$126.9
_______________

(a)
The increases in Telenet’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of Telenet’s total video RGUs during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

(b)
The decreases in Telenet’s subscription revenue related to changes in ARPU are due to the net effect of (i) net decreases resulting primarily from the following factors: (a) lower ARPU due to increases in the proportion of subscribers selecting lower-priced tiers of broadband internet services, (b) higher ARPU due to February 2013 price increases for certain broadband internet, telephony and digital cable services, (c) higher ARPU due to the impacts of lower bundling discounts and (d) lower ARPU due to decreases in telephony call volume for customers on usage-based plans and the negative impact of higher proportions of customers migrating to fixed-rate calling plans and (ii) improvements in RGU mix, attributable to higher proportions of broadband internet, digital cable and telephony RGUs.

(c)
The increases in Telenet’s non-subscription revenue are due primarily to (i) increases in mobile services revenue of $33.6 million and $63.2 million, respectively, (ii) increases in interconnect revenue of $17.7 million and $34.2 million, respectively, primarily associated with growth in mobile services, and (iii) increases in mobile handset sales of $4.9 million and $10.9 million, respectively. These increases were partially offset by decreases of $3.9 million and $5.0 million, respectively, associated with changes in how Telenet recognizes certain up-front fees. The increases in Telenet’s mobile handset sales, which typically generate relatively low margins, are mostly due to increases in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 12 to our condensed consolidated financial statements.

The Netherlands. The increase (decrease) in the Netherlands’ revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, includes (i) organic decreases of $6.0 million or 2.0% and $4.5 million or 0.7%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$(0.1)	$—	$(0.1)	$2.8	$—	$2.8
ARPU (b)	(3.9)	—	(3.9)	(7.1)	—	(7.1)
Decrease in non-subscription revenue (c)	—	(2.0)	(2.0)	—	(0.2)	(0.2)
Organic decrease	(4.0)	(2.0)	(6.0)	(4.3)	(0.2)	(4.5)
Impact of an acquisition	0.2	—	0.2	0.6	—	0.6
Impact of FX	4.6	0.7	5.3	6.6	0.9	7.5
Total	$0.8	$(1.3)	$(0.5)	$2.9	$0.7	$3.6
_______________

(a)
The changes in the Netherlands’ subscription revenue related to changes in the average numbers of RGUs are attributable to the net effect of (i) increases in the average numbers of telephony, broadband internet and digital cable RGUs and (ii) declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to (a) declines in the average numbers of the Netherlands’ total video RGUs during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, and (b) a decline in the average number of total RGUs during the three months ended June 30, 2013, as compared to the corresponding period in 2012.

(b)
The decreases in the Netherlands’ subscription revenue related to changes in ARPU are due to the net effect of (i) net decreases resulting primarily from the following factors: (a) lower ARPU due to decreases in telephony call volumes and (b) lower ARPU due to the impacts of higher bundling and promotional discounts that more than offset the positive impacts of (1) the inclusion of higher-priced tiers of digital cable, broadband internet and telephony services in our promotional bundles and (2) July 2012 price increases for bundled services and a January 2013 price increase for certain analog cable services and (ii) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs.

(c)
The decreases in the Netherlands’ non-subscription revenue are primarily attributable to the net effect of (i) increases in installation revenue, largely related to Horizon TV, (ii) decreases in interconnect revenue, due primarily to the impact of an August 1, 2012 reduction in fixed termination rates, and (iii) decreases in B2B revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 12 to our condensed consolidated financial statements.

Switzerland. The increases in Switzerland’s revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $12.9 million or 4.1% and $28.5 million or 4.6%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$7.6	$—	$7.6	$16.1	$—	$16.1
ARPU (b)	5.6	—	5.6	9.3	—	9.3
Increase (decrease) in non-subscription revenue (c)	—	(0.3)	(0.3)	—	3.1	3.1
Organic increase (decrease)	13.2	(0.3)	12.9	25.4	3.1	28.5
Impact of an acquisition	—	—	—	0.4	—	0.4
Impact of FX	(1.9)	(0.1)	(2.0)	(4.7)	(0.6)	(5.3)
Total	$11.3	$(0.4)	$10.9	$21.1	$2.5	$23.6
_______________

(a)
The increases in Switzerland’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of Switzerland’s total video RGUs during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

(b)
The increases in Switzerland’s subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) a slight net increase during the three-month period and a net decrease during the six-month period resulting primarily from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of broadband internet services and, to a lesser extent, digital cable services in our promotional bundles, (b) lower ARPU due to the impacts of bundling discounts, (c) lower ARPU due to decreases in telephony call volumes for customers on usage-based calling plans and (d) higher ARPU due to a January 2013 price increase for a basic cable connection, as discussed below, and, to a lesser extent, a June 2013 price increase for broadband internet services.

(c)
The changes in Switzerland’s non-subscription revenue are primarily attributable to the net effect of (i) increases in installation revenue of $2.1 million and $5.4 million, respectively, (ii) decreases in sales of customer premises equipment, primarily due to the unencryption described below, and (iii) declines in revenue from usage-based wholesale residential telephony services. The increases in installation revenue include increases of $1.8 million and $3.6 million, respectively, associated with a change in how we recognize installation revenue in Switzerland as a result of a change in how we market and deliver services upon the unencryption of the basic tier of digital television channels in November 2012, as further described below.

In October 2012, we announced an agreement with the Swiss Price Regulator pursuant to which we will make certain changes to Switzerland’s service offerings in exchange for progressive increases in the price of Switzerland’s basic cable connection over the next two years. In this regard, (i) effective November 1, 2012, we began offering a basic tier of digital television channels on an unencrypted basis in our Switzerland footprint and (ii) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, we made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the price for a cable connection increased by CHF 0.90 ($0.95) effective January 1, 2013 and a further increase of CHF 0.60 ($0.63) will take effect on January 1, 2014. Although the above changes in Switzerland’s service offerings may negatively impact certain revenue streams, we believe that the positive impact of the price increases in 2013 and 2014 will offset such negative impacts and place us in a position where we can continue to increase our revenue and RGUs in Switzerland. No assurance can be given that our assessment of the net impact of these changes in our service offerings and prices will prove to be accurate or that we will be able to continue to grow our revenue and RGUs in Switzerland.

Other Western Europe. The increases in Other Western Europe’s revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $7.1 million or 3.4% and $16.5 million or 3.9%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in (a):
Average number of RGUs (b)	$10.9	$—	$10.9	$23.3	$—	$23.3
ARPU (c)	(3.9)	—	(3.9)	(9.5)	—	(9.5)
Increase in non-subscription revenue (a) (d)	—	0.1	0.1	—	2.7	2.7
Organic increase	7.0	0.1	7.1	13.8	2.7	16.5
Impact of FX	3.8	0.2	4.0	5.0	0.3	5.3
Total	$10.8	$0.3	$11.1	$18.8	$3.0	$21.8
_______________

(a)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and telephony subscription revenue to non-subscription revenue for all periods presented.

(b)
The increases in Other Western Europe’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by declines in the average numbers of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average numbers of total video RGUs in each of Ireland and Austria during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

(c)
The decreases in Other Western Europe’s subscription revenue related to changes in ARPU are attributable to decreases in ARPU in each of Ireland and Austria. The decreases in Ireland’s ARPU are primarily due to the net effect of (i) lower ARPU due to the impact of bundling discounts and (ii) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles. The decreases in Austria’s ARPU are primarily due to the net effect of (a) lower ARPU due to the impact of bundling discounts, (b) higher ARPU due to January 2013 price increases for digital and analog cable and broadband internet services and (c) lower ARPU due to higher proportions of subscribers selecting lower-priced tiers of broadband internet services. In addition, Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to lower proportions of digital cable RGUs in Ireland.

(d)	The increases in Other Western Europe’s non-subscription revenue are due primarily to increases in installation revenue and B2B telephony services in Ireland.

Central and Eastern Europe. The increases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $0.5 million or 0.2% and $2.5 million or 0.5%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$6.5	$—	$6.5	$14.5	$—	$14.5
ARPU (b)	(5.6)	—	(5.6)	(12.5)	—	(12.5)
Increase (decrease) in non-subscription revenue (c)	—	(0.4)	(0.4)	—	0.5	0.5
Organic increase (decrease)	0.9	(0.4)	0.5	2.0	0.5	2.5
Impact of an acquisition	0.8	—	0.8	3.1	0.1	3.2
Impact of FX	4.1	1.1	5.2	6.9	0.8	7.7
Total	$5.8	$0.7	$6.5	$12.0	$1.4	$13.4
_______________

(a)
The increases in Central and Eastern Europe’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs in Poland, Romania, Hungary and Slovakia that were only partially offset by declines in the average numbers of (i) analog cable RGUs in each country within our Central and Eastern Europe segment and (ii) digital cable, telephony and broadband internet RGUs in the Czech Republic. As a result, each country within our Central and Eastern Europe segment experienced declines in the average numbers of total video RGUs during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

(b)
The decreases in Central and Eastern Europe’s subscription revenue related to changes in ARPU are primarily due to the net effect of (i) lower ARPU due to the impacts of higher bundling discounts, (ii) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles, (iii) lower ARPU from digital cable services and (iv) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by improvements in RGU mix, primarily attributable to higher proportions of digital cable and, to a lesser extent, broadband internet RGUs.

(c)	The changes in Central and Eastern Europe’s non-subscription revenue are due to individually insignificant changes in various non-subscription revenue categories.

Chile (VTR Group). The increases in the VTR Group’s revenue during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $20.4 million or 9.0% and $37.8 million or 8.4%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$11.2	$—	$11.2	$21.0	$—	$21.0
ARPU (b)	4.2		4.2	4.7	—	4.7
Increase in non-subscription revenue (c)	—	5.0	5.0	—	12.1	12.1
Organic increase	15.4	5.0	20.4	25.7	12.1	37.8
Impact of FX	5.2	0.3	5.5	12.7	1.3	14.0
Total	$20.6	$5.3	$25.9	$38.4	$13.4	$51.8
_______________

(a)
The increases in the VTR Group’s subscription revenue related to changes in the average numbers of RGUs are due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in the VTR Group’s subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable RGUs, and (ii) net increases resulting from the following factors: (a) higher ARPU due to the impacts of lower bundling and promotional discounts, (b) lower ARPU from analog and digital cable services, largely due to higher proportions of subscribers selecting lower-priced tiers of services, (c) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and telephony services and (d) lower ARPU due to decreases in telephony call volume for customers on usage-based plans.

(c)
The increases in the VTR Group’s non-subscription revenue are primarily attributable to increases of $5.4 million and $13.9 million, respectively, in mobile revenue (including subscription, handset sales and interconnect revenue) due to the May 2012 launch of mobile services at VTR Wireless.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$174.4	$—	$174.4	N.M.	N.M.
Germany (Unitymedia KabelBW)	156.0	136.3	19.7	14.5	12.3
Belgium (Telenet)	201.6	169.2	32.4	19.1	17.1
The Netherlands	94.0	90.5	3.5	3.9	1.9
Switzerland	89.5	91.5	(2.0)	(2.2)	(1.5)
Other Western Europe	83.5	82.8	0.7	0.8	(1.4)
Total Western Europe	799.0	570.3	228.7	40.1	7.9
Central and Eastern Europe	107.4	103.8	3.6	3.5	1.1
Central and other	34.3	25.8	8.5	33.0	33.5
Total European Operations Division	940.7	699.9	240.8	34.4	7.8
Chile (VTR Group)	121.1	106.0	15.1	14.2	11.7
Corporate and other	125.5	90.1	35.4	39.3	1.7
Intersegment eliminations	(22.2)	(12.2)	(10.0)	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	1,165.1	883.8	281.3	31.8	6.7
Share-based compensation expense	6.0	3.5	2.5	71.4
Total	$1,171.1	$887.3	$283.8	32.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$174.4	$—	$174.4	N.M.	N.M.
Germany (Unitymedia KabelBW)	310.0	275.5	34.5	12.5	11.1
Belgium (Telenet)	432.5	352.6	79.9	22.7	21.1
The Netherlands	189.3	183.8	5.5	3.0	1.7
Switzerland	181.7	181.9	(0.2)	(0.1)	0.7
Other Western Europe	170.4	167.2	3.2	1.9	0.6
Total Western Europe	1,458.3	1,161.0	297.3	25.6	9.5
Central and Eastern Europe	216.9	212.4	4.5	2.1	—
Central and other	65.7	50.9	14.8	29.1	27.3
Total European Operations Division	1,740.9	1,424.3	316.6	22.2	8.7
Chile (VTR Group)	241.6	207.9	33.7	16.2	12.9
Corporate and other	247.9	182.3	65.6	36.0	(1.1)
Intersegment eliminations	(42.2)	(34.7)	(7.5)	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	2,188.2	1,779.8	408.4	22.9	8.0
Share-based compensation expense	9.9	5.2	4.7	90.4
Total	$2,198.1	$1,785.0	$413.1	23.1
_______________

N.M. — Not Meaningful.

General. Operating expenses include programming and copyright, network operations, interconnect, customer operations, customer care, share-based compensation expense and other direct costs. We do not include share-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in the number of our digital video subscribers, (ii) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings, and (iii) rate increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $240.8 million or 34.4% and $316.6 million or 22.2% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $174.9 million and $176.2 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses increased $54.7 million or 7.8% and $124.2 million or 8.7%, respectively. These increases include the following factors:

•
Increases in interconnect costs of $20.8 million or 27.1% and $39.6 million or 25.1%, respectively, due primarily to the net effect of (i) increased costs in Belgium attributable to (a) mobile subscriber growth and (b) increased mobile voice and data volumes and (ii) decreased costs due to lower rates in Germany and the Netherlands;

•
Increases in programming and related costs of $13.5 million or 6.3% and $32.3 million or 7.4%, respectively, due predominantly to growth in digital video services in Germany, Belgium, the Netherlands and Ireland;

•
Increases in mobile handset costs in Belgium of $2.8 million and $21.3 million, respectively, due primarily to (i) higher costs associated with subscriber promotions involving free or heavily-discounted handsets and (ii) increased mobile handset sales to third-party retailers. The increase in costs during the second quarter of 2013 is lower than the increase during the first quarter of 2013 due primarily to the curtailment of subscriber promotions featuring handset subsidies;

•
Increases in outsourced labor and professional fees of $9.9 million or 14.3% and $14.6 million or 10.2%, respectively, due primarily to (i) higher call center costs in Germany, the Netherlands and Switzerland, (ii) higher consulting costs related to (a) a customer retention project in Germany and (b) development costs associated with the Horizon TV platform incurred in the European Operations Division's central operations and (iii) higher outsourced labor costs associated with customer-facing activities in Germany and Poland. These increases were partially offset by lower call center costs in Hungary due primarily to reduced proportions of calls handled by third parties; and

•
Increases in bad debt and collection expenses of $5.1 million and $6.6 million, respectively, due primarily to (i) increases in bad debt expenses in Germany, partially offset by decreases in the Netherlands and Switzerland due to improved collection experience, and (ii) the negative impact of a $3.2 million favorable nonrecurring adjustment recorded in the second quarter of 2012 related to the settlement of an operational contingency in Belgium.

Chile (VTR Group). The VTR Group’s operating expenses (exclusive of share-based compensation expense) increased $15.1 million or 14.2% and $33.7 million or 16.2% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, the VTR Group’s operating expenses increased $12.4 million or 11.7% and $26.9 million or 12.9%, respectively. These increases include the following factors:

•	Increases in mobile access and interconnect costs of $2.5 million or 14.0% and $5.7 million or 16.9%, respectively, due primarily to the impact of VTR Wireless’ May 2012 launch of mobile services;

•
Increases in outsourced labor and professional fees of $4.0 million or 44.7% and $5.1 million or 29.0%, respectively, primarily attributable to a $3.0 million non-recurring charge recorded during the second quarter of 2013 to provide for VTR's mandated share of severance and other labor-related obligations that were incurred by a VTR contractor in connection with such contractor’s bankruptcy. In addition, increased costs associated with VTR Wireless’ network operating center also contributed to the increase;

•	Increases in programming and related costs of $3.3 million or 9.2% and $4.9 million or 7.0%, respectively, primarily associated with growth in digital cable services;

•	Increases in VTR Wireless’ mobile handset costs of $1.3 million and $4.7 million, respectively;

•
Increases in bad debt and collection expenses of $1.6 million or 17.6% and $4.0 million or 21.6%, respectively, at VTR Wireless and, to a lesser extent, VTR. The increases at VTR Wireless are largely a function of the May 2012 launch of mobile services; and

•	Increases in personnel costs of $1.0 million or 9.0% and $2.2 million or 9.1%, respectively, due primarily to higher bonus accruals at VTR.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$51.6	$—	$51.6	N.M.	N.M.
Germany (Unitymedia KabelBW)	99.2	95.7	3.5	3.7	1.7
Belgium (Telenet)	63.6	60.1	3.5	5.8	3.8
The Netherlands	38.1	34.4	3.7	10.8	8.3
Switzerland	45.2	42.3	2.9	6.9	7.8
Other Western Europe	30.5	29.8	0.7	2.3	0.4
Total Western Europe	328.2	262.3	65.9	25.1	3.9
Central and Eastern Europe	39.0	36.3	2.7	7.4	4.8
Central and other	51.4	46.1	5.3	11.5	9.6
Total Europe Operations Division	418.6	344.7	73.9	21.4	4.8
Chile (VTR Group)	44.8	45.5	(0.7)	(1.5)	(3.6)
Corporate and other	82.6	56.2	26.4	47.0	27.8
Intersegment eliminations	1.1	(0.6)	1.7	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	547.1	445.8	101.3	22.7	7.3
Share-based compensation expense	87.9	32.1	55.8	173.8
Total	$635.0	$477.9	$157.1	32.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$51.6	$—	$51.6	N.M.	N.M.
Germany (Unitymedia KabelBW)	203.4	194.2	9.2	4.7	3.4
Belgium (Telenet)	121.4	118.4	3.0	2.5	1.3
The Netherlands	72.8	69.1	3.7	5.4	3.5
Switzerland	96.8	88.2	8.6	9.8	10.7
Other Western Europe	61.4	58.7	2.7	4.6	3.3
Total Western Europe	607.4	528.6	78.8	14.9	4.2
Central and Eastern Europe	76.7	71.0	5.7	8.0	6.0
Central and other	97.6	86.2	11.4	13.2	11.8
Total European Operations Division	781.7	685.8	95.9	14.0	5.3
Chile (VTR Group)	89.5	92.9	(3.4)	(3.7)	(6.4)
Corporate and other	150.3	113.3	37.0	32.7	14.0
Intersegment eliminations	0.6	(0.8)	1.4	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	1,022.1	891.2	130.9	14.7	5.3
Share-based compensation expense	110.8	58.1	52.7	90.7
Total	$1,132.9	$949.3	$183.6	19.3
_______________

N.M. — Not Meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal and sales and marketing costs, share-based compensation and other general expenses. We do not include share-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. As noted under Operating Expenses of our Reportable Segments above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $73.9 million or 21.4% and $95.9 million or 14.0% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $51.8 million and $52.3 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $16.4 million or 4.8% and $36.5 million or 5.3%, respectively. These increases include the following factors:

•
Increases in personnel costs of $12.3 million or 9.3% and $22.4 million or 8.6%, respectively, due largely to (i) increased staffing levels, primarily in the European Operations Division's central operations, Switzerland, Hungary, Belgium and the Czech Republic, and (ii) annual wage increases, primarily in Belgium, the Netherlands, the European Operations Division's central operations, Germany and Switzerland. The increases in personnel costs also include the impact of a new employee wage tax in the Netherlands, which was authorized in the third quarter of 2012;

•
Increases in information technology-related expenses of $4.1 million or 25.7% and $6.4 million or 19.2%, respectively, due largely to (i) costs incurred in connection with the migration of operating systems in Germany and (ii) higher software maintenance costs, primarily in Belgium, Germany, the Netherlands, Hungary and Poland; and

•
Increases in outsourced labor and professional fees of $4.0 million or 16.2% and $2.5 million or 5.1%, respectively, due largely to the net effect of (i) higher consulting costs in the European Operations Division's central operations, Belgium and the Netherlands and (ii) decreases in consulting costs in Germany, primarily associated with integration activities during the 2012 periods related to the acquisition of KBW.

Chile (VTR Group). The VTR Group’s SG&A expenses (exclusive of share-based compensation expense) decreased $0.7 million or 1.5% and $3.4 million or 3.7%, during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, the VTR Group’s SG&A expenses decreased $1.7 million or 3.6% and $5.9 million or 6.4%, respectively. These decreases are primarily due to the net effect of (i) decreases in sales and marketing costs of $3.0 million or 18.0% and $7.4 million or 21.6%, respectively, due primarily to lower advertising costs at VTR Wireless and, for the six-month period, VTR, and (ii) increases in personnel costs of $2.0 million or 14.2% and $2.5 million or 8.9%, respectively, due primarily to higher bonus accruals and sales commissions at VTR.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions for litigation, and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 13 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$175.3	$—	$175.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	369.4	334.2	35.2	10.5	8.6
Belgium (Telenet)	269.2	236.9	32.3	13.6	11.5
The Netherlands	171.1	178.8	(7.7)	(4.3)	(5.9)
Switzerland	189.2	179.2	10.0	5.6	6.1
Other Western Europe	105.6	95.9	9.7	10.1	8.5
Total Western Europe	1,279.8	1,025.0	254.8	24.9	6.3
Central and Eastern Europe	135.1	134.9	0.2	0.1	(1.8)
Central and other	(54.4)	(43.0)	(11.4)	(26.5)	(25.8)
Total European Operations Division	1,360.5	1,116.9	243.6	21.8	4.6
Chile (VTR Group)	86.8	75.3	11.5	15.3	12.8
Corporate and other	2.4	2.7	(0.3)	N.M.	N.M.
Total	$1,449.7	$1,194.9	$254.8	21.3	3.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$175.3	$—	$175.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	729.4	657.2	72.2	11.0	9.6
Belgium (Telenet)	516.7	472.7	44.0	9.3	8.0
The Netherlands	355.9	361.5	(5.6)	(1.5)	(2.8)
Switzerland	371.4	356.2	15.2	4.3	5.0
Other Western Europe	210.4	194.5	15.9	8.2	6.9
Total Western Europe	2,359.1	2,042.1	317.0	15.5	6.0
Central and Eastern Europe	275.7	272.5	3.2	1.2	(0.6)
Central and other	(100.0)	(80.0)	(20.0)	(25.0)	(23.5)
Total European Operations Division	2,534.8	2,234.6	300.2	13.4	4.6
Chile (VTR Group)	172.0	150.5	21.5	14.3	11.2
Corporate and other	12.5	5.4	7.1	N.M.	N.M.
Total	$2,719.3	$2,390.5	$328.8	13.8	4.1
_______________

N.M. — Not Meaningful.
Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	%
European Operations Division:
U.K. (Virgin Media)	43.7	—	43.7	—
Germany (Unitymedia KabelBW)	59.1	59.0	58.7	58.3
Belgium (Telenet)	50.4	50.8	48.3	50.1
The Netherlands	56.4	58.9	57.6	58.8
Switzerland	58.4	57.3	57.1	56.9
Other Western Europe	48.1	46.0	47.6	46.3
Total Western Europe	53.2	55.2	53.3	54.7
Central and Eastern Europe	48.0	49.1	48.4	49.0
Total European Operations Division, including central and other	50.0	51.7	50.1	51.4
Chile (VTR Group)	34.3	33.2	34.2	33.3

With the exception of Telenet, the Netherlands and Central and Eastern Europe, the operating cash flow margins of our reportable segments improved or remained largely consistent with the prior year periods. The declines in Telenet’s operating cash flow margins are primarily due to higher handset and other subscriber acquisition costs associated with the rapid expansion of Telenet's mobile business, particularly during the first quarter of 2013. The extent of the declines in Telenet's operating cash flow margins that will be realized from full year 2012 to full year 2013 will be largely dependent on the pace of growth and the margins of Telenet's mobile services during the remainder of 2013. As discussed above under Overview, the Netherlands is experiencing significant competition from the incumbent telecommunications operator, who is overbuilding our network in the Netherlands using FTTH and advanced DSL technologies. As a result, the Netherlands is experiencing lower operating cash flow margins during 2013, as compared to 2012, and we believe the Netherlands will be challenged to maintain its current operating cash flow margin during the remainder of 2013 and future periods. In Central and Eastern Europe, competitive, economic and other factors contributed to the decline in operating cash flow margins. In addition, the operating cash flow margins of the European Operations Division during the 2013 periods were negatively impacted by (i) the inclusion of the relatively lower operating cash flow margin of Virgin Media from June 8, 2013 through June 30, 2013 and (ii) increases in the operating cash flow deficits of the European Operations Division’s central and other category, which increases are primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives. The increases in the VTR Group's operating cash flow margins reflect lower advertising costs at each of VTR and VTR Wireless and, during the three-month period, the improvement in the incremental operating cash flow deficit of VTR Wireless. The incremental operating cash flow deficits of VTR Wireless were $16.1 million and $34.7 million during the three and six months ended June 30, 2013, respectively, and $21.1 million and $35.8 million during the three and six months ended June 30, 2012, respectively.
For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase		Organic increase
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$1,274.8	$1,143.1	$131.7	11.5	1.2
Broadband internet (b)	765.2	590.1	175.1	29.7	10.0
Telephony (b)	518.7	375.8	142.9	38.0	5.4
Total subscription revenue	2,558.7	2,109.0	449.7	21.3	4.4
Other revenue (b) (c)	603.2	415.5	187.7	45.2	10.7
Total	$3,161.9	$2,524.5	$637.4	25.2	5.5

	Six months ended June 30,		Increase		Organic increase
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$2,487.5	$2,307.5	$180.0	7.8	1.2
Broadband internet (b)	1,424.5	1,181.3	243.2	20.6	9.3
Telephony (b)	928.1	750.8	177.3	23.6	6.3
Total subscription revenue	4,840.1	4,239.6	600.5	14.2	4.4
Other revenue (b) (c)	1,089.5	821.9	267.6	32.6	12.6
Total	$5,929.6	$5,061.5	$868.1	17.2	5.7
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and telephony subscription revenue to other revenue for all periods presented.

(c)	Other revenue includes non-subscription revenue (including B2B, mobile services, interconnect, carriage fee and installation revenue) and programming revenue.

Total revenue. Our consolidated revenue increased $637.4 million and $868.1 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $461.1 million and $523.0 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $137.9 million or 5.5% and $288.7 million or 5.7%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012, are as follows:

	Three-month period	Six-month period
	in millions
Increase due to change in:
Average number of RGUs	$84.5	$176.1
ARPU	8.8	9.5
Organic increase	93.3	185.6
Impact of acquisitions	322.6	364.4
Impact of FX	33.8	50.5
Total increase in subscription revenue	$449.7	$600.5

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $93.3 million or 4.4% and $185.6 million or 4.4% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $59.0 million or 10.0% and $109.6 million or 9.3%, respectively, primarily attributable to increases in the average numbers of broadband internet RGUs and, during the three-month period, higher ARPU, (ii) increases in subscription revenue from telephony services of $20.4 million or 5.4% and $47.4 million or 6.3%, respectively, as the impacts of increases in the average numbers of telephony RGUs were only partially offset by lower ARPU from telephony services, and (iii) increases in subscription revenue from video services of $13.9 million or 1.2% and $28.6 million or 1.2%, respectively, as the impacts of higher ARPU from video services were only partially offset by declines in the average numbers of video RGUs.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $44.6 million and 10.7% and $103.1 million or 12.6% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are primarily attributable to the net impacts of (i) increases of $63.9 million and $127.8 million in mobile revenue (including increases in subscription, interconnect and handset sales revenue) primarily in Belgium, Chile and, to a lesser extent, Germany, (ii) increases in fixed-line interconnect revenue, (iii) decreases in Germany’s carriage fee revenue and (iv) increases in installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $283.8 million and $413.1 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $207.8 million and $242.3 million, respectively, attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which increased $2.5 million and $4.7 million during the three and six months ended June 30, 2013, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses increased $59.2 million or 6.7% and $142.2 million or 8.0% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases primarily are attributable to net increases in (i) interconnect costs, primarily in Belgium, (ii) programming and related costs, (iii) mobile handset costs, primarily in Belgium, and (iv) outsourced labor and professional fees. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $157.1 million and $183.6 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $63.0 million and $74.7 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which increased $55.8 million and $52.7 million during the three and six months ended June 30, 2013, respectively. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $32.4 million or 7.3% and $47.6 million or 5.3% during the three and six months ended June 30, 2013, respectively. These increases are primarily attributable to net increases in (i) personnel costs, (ii) information technology-related expenses and (iii) outsourced labor and professional fees, including an increase of $4.5 million associated with Virgin Media integration costs incurred by our corporate offices during the three months ended June 30, 3013. In addition, the acquisition effects that we exclude to arrive at the organic increases in our SG&A expenses include (a) $1.0 million of integration costs incurred by Virgin Media during the post-acquisition period ended June 30, 2013 and (b) legal and consulting fees of $3.1 million and $5.1 million during the three and six months ended June 30, 2013, respectively, associated with legal matters related to the Puerto Rico Transaction. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$7.8	$8.9	$11.9	$18.4
Other share-based incentive awards	49.8	10.1	61.0	22.8
Total Liberty Global shares (b)	57.6	19.0	72.9	41.2
Telenet share-based incentive awards (c)	36.5	16.2	47.5	20.8
Other	(0.2)	0.4	0.3	1.3
Total	$93.9	$35.6	$120.7	$63.3
Included in:
Operating expense	$6.0	$3.5	$9.9	$5.2
SG&A expense	87.9	32.1	110.8	58.1
Total	$93.9	$35.6	$120.7	$63.3
_______________

(a)	Primarily includes share-based compensation expense related to Liberty Global PSUs.

(b)
In accordance with the terms of the Virgin Media Merger Agreement, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. In connection with the Virgin Media Acquisition, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-acquisition period of $188.5 million. During the second quarter of 2013, $25.9 million of the June 7, 2013 estimated fair value of the Virgin Media Replacement Awards was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to June 30, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions. Including this amortization, which aggregated $6.4 million during the post-acquisition period ended June 30, 2013 , the aforementioned amount charged to expense and $3.6 million of national insurance taxes, the Virgin Media Replacement Awards have accounted for $35.9 million of the share-based compensation expense related to Liberty Global shares during the three and six months ended June 30, 2013.

(c)
During the second quarters of 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively. In addition, the amount for the six months ended June 30, 2013 includes expense of $6.2 million related to the accelerated vesting of options granted under the Telenet Specific Stock Option Plan.

For additional information concerning our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $195.6 million and $218.0 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, depreciation and amortization expense increased $185.4 million or 27.7% and $201.5 million or 15.0%, respectively, due primarily to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) increases associated with acquisitions, primarily the Virgin Media Acquisition, (iii) decreases associated with certain assets becoming fully depreciated, largely in Belgium, Switzerland and Chile, and (iv) increases due to accelerated depreciation, primarily in Chile where the acceleration is due to a likely change in our mobile strategy, as further discussed in note 6 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $46.3 million and $70.6 million during the three and six months ended June 30, 2013, respectively, as compared to $11.6 million and $14.5 million during the corresponding periods in 2012. The 2013 amounts include (i) direct acquisition costs of $31.1 million and $49.9 million, respectively, related to the Virgin Media Acquisition, and (ii) $17.0 million and $22.8 million, respectively, associated with (a) employee severance and termination costs related to certain reorganization activities, largely in the U.K. and Germany, and (b) the estimated additional amounts to be paid in connection with Chellomedia’s contractual obligations with respect to satellite capacity that is no longer used by Chellomedia. The 2012 amounts include aggregate restructuring charges of $8.5 million and $13.9 million, respectively, associated with employee severance and termination costs related to certain reorganization activities, primarily in Europe.

If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $74.1 million at June 30, 2013. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset.

Interest expense

Our interest expense increased $140.3 million and $192.3 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, interest expense increased $131.9 million or 32.8% and $177.5 million or 21.6%, respectively. These increases are primarily attributable to the net impact of (i) higher average outstanding debt balances, due largely to debt incurred in connection with the Virgin Media Acquisition, and (ii) lower weighted average interest rates. The decreases in our weighted average interest rates are primarily related to (a) the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates and (b) decreases in certain of the base rates for our variable-rate indebtedness. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

It is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates on our variable-rate indebtedness could increase in future periods. As further discussed under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our interest and dividend income increased $33.4 million and $28.3 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are primarily attributable to (i) higher dividend income attributable to our investment in shares of Ziggo that was only partially offset by slightly lower dividend income attributable to our investment in Sumitomo common stock and (ii) increases in interest income due to the net effect of (a) higher average cash and cash equivalent and restricted cash balances and (b) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances.

Realized and unrealized gains (losses) on derivative instruments, net

Our realized and unrealized gains or losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts.  The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions

Cross-currency and interest rate derivative contracts (a)	$162.4	$169.5	$343.0	$(309.6)
Equity-related derivative instruments (b)	(61.8)	66.9	(149.5)	(59.6)
Foreign currency forward contracts (c)	(103.5)	0.7	(1.1)	(9.7)
Other	(1.8)	0.3	(1.3)	2.2
Total	$(4.7)	$237.4	$191.1	$(376.7)
_______________

(a)
The gain during the 2013 three-month period is primarily attributable to the net effect of (i) gains associated with increases in market interest rates in the British pound sterling, euro, Swiss franc and Polish zloty markets, (ii) losses associated with increases in market interest rates in the U.S. dollar market, (iii) gains associated with decreases in the values of the Chilean peso, Polish zloty and Swiss franc relative to the euro, (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar and (v) losses associated with an increase in the value of the euro relative to the U.S. dollar. The gain during the 2013 six-month period is primarily attributable to the net effect of (i) gains associated with increases in market interest rates in the British pound sterling, euro, Swiss franc and Polish zloty markets, (ii) losses associated with increases in market interest rates in the U.S. dollar market, (iii) gains associated with decreases in the values of the euro, Swiss franc and Chilean peso relative to the U.S. dollar and (iv) gains associated with decreases in the values of the Polish zloty, Swiss franc, Chilean peso and Czech koruna relative to the euro. In addition, the gains during the 2013 periods include net losses of $13.0 million and $45.5 million, respectively, resulting from changes in our credit risk valuation adjustments. The gain during the 2012 three-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro, Swiss franc and Chilean peso relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Chilean peso, Hungarian forint and Swiss franc markets, (iii) gains associated with decreases in market interest rates in the U.S. dollar market, (iv) losses associated with increases in the values of the Hungarian forint and Chilean peso relative to the euro and (v) gains associated with decreases in the values of the Polish zloty and Czech koruna relative to the euro. The loss during the 2012 six-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint and Swiss franc markets, (ii) losses associated with increases in the values of the Hungarian forint, Polish zloty, Chilean peso and Swiss franc relative to the euro, (iii) gains associated with decreases in the values of the euro and Swiss franc relative to the U.S. dollar, (iv) gains associated with decreases in market interest rates in the U.S. dollar market and (v) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. In addition, the gain (loss) during the 2012 periods include net losses of $70.6 million and $48.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)
Primarily includes gains (losses) related to the Sumitomo Collar with respect to the Sumitomo shares held by our company. The 2013 losses are primarily attributable to (i) decreases in the value of the Japanese yen relative to the U.S. dollar and (ii) increases in the market price of Sumitomo common stock. The 2012 gain (loss) is primarily attributable to (i) a decrease (increase) in the market price of Sumitomo common stock and (ii) an increase (decrease) in the value of the Japanese yen relative to the U.S. dollar.

(c)
Primarily includes activity related to deal contingent foreign currency forward contracts that were settled in connection with the Virgin Media Acquisition and the foreign currency forward contracts of LGE Financing.

For additional information concerning our derivative instruments, see notes 4 and 5 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gains (losses), net

Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity.  Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains (losses), net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions

Yen denominated debt issued by a U.S. dollar functional currency entity	$53.0	$(40.0)	$139.0	$43.5
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	94.9	(259.9)	(85.2)	18.7
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	(84.3)	—	(84.3)	—
Cash and restricted cash denominated in a currency other than the entity’s functional currency	23.1	18.4	81.7	29.7
U.S. dollar denominated debt issued by euro functional currency entities	55.8	(183.0)	(50.9)	(80.0)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	(46.6)	—	(37.3)	—
Other	(4.4)	(9.9)	(6.4)	(7.3)
Total	$91.5	$(474.4)	$(43.4)	$4.6
_______________

(a)
Amounts primarily relate to (i) loans between our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, (ii) U.S. dollar denominated loans between certain of our non-operating subsidiaries in the U.S. and Europe, (iii) a British pound sterling denominated loan between a U.S. non-operating subsidiary and a European non-operating subsidiary and (iv) a U.S. dollar denominated loan between a Chilean subsidiary and a non-operating subsidiary in Europe. Accordingly, these amounts are a function of movements of (i) the euro against (a) the U.S. dollar and (b) other local currencies in Europe and (ii) the U.S. dollar against the (1) British pound sterling and (2) Chilean peso.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosure about Market Risk below.

Realized and unrealized gains (losses) due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 3 and 5 to our condensed consolidated financial statements. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	in millions
Ziggo	$178.8	$—	$258.5	$—
Sumitomo	(5.6)	(26.8)	(11.2)	16.0
Other, net	19.8	(7.3)	17.9	0.8
Total	$193.0	$(34.1)	$265.2	$16.8

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $11.7 million and $170.0 million during the three and six months ended June 30, 2013, respectively, as compared to $6.9 million and $13.7 million, during the three and six months ended June 30, 2012, respectively.  The loss during the 2013 six-month period includes (i) aggregate debt extinguishment losses of UPC Holding of $85.5 million during the first quarter, which include (a) $35.6 million of aggregate redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (b) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (c) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (d) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, (ii) a debt extinguishment loss related to the redemption of a portion of Unitymedia KabelBW’s euro-denominated 8.125% senior secured notes of $71.1 million during the first quarter, which includes (1) $50.5 million representing the difference between the principal amount and redemption price of the debt redeemed and (2) $20.6 million associated with the write-off of deferred financing costs and an unamortized discount and (iii) losses on debt modification and extinguishment of $11.9 million during the second quarter in connection with the prepayment of amounts outstanding under Facilities R, S, T, U and X of the UPC Broadband Holding Bank Facility, including (I) $7.7 million of third-party costs and (II) $4.2 million associated with the write-off of deferred financing costs and an unamortized discount.

The loss during the 2012 six-month period includes (i) $6.7 million of costs associated with a debt exchange transaction where debt issued by KBW was exchanged for new debt issued by Unitymedia KabelBW, including $5.3 million of third-party costs (of which $2.9 million were incurred during the first quarter) and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed during the exchange transaction, (ii) the write-off of deferred financing fees of $2.0 million during the second quarter associated with the repayment of the senior secured credit facility of Chellomedia Programming Financing Holdco BV, a subsidiary of Chellomedia, (iii) third-party costs of $2.0 million during the first quarter associated with the execution of Facility AE under the UPC Broadband Holding Bank Facility and (iv) the write-off of $1.9 million of deferred financing costs during the first quarter in connection with the prepayment of amounts outstanding under Facilities M, N and O under the UPC Broadband Holding Bank Facility.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $195.9 million and $11.8 million during the three months ended June 30, 2013 and 2012, respectively.

The income tax expense during the three months ended June 30, 2013 differs from the expected income tax expense of $47.1 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The negative impacts of these items were partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (ii) non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the three months ended June 30, 2012 differs from the expected income tax benefit of $71.1 million (based on the U.S. federal income tax rate of 35%) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

We recognized income tax expense of $216.4 million and $44.9 million during the six months ended June 30, 2013 and 2012, respectively.

The income tax expense during the six months ended June 30, 2013 differs from the expected income tax expense of $56.8 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The negative impacts of these items were partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (ii) non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the six months ended June 30, 2012 differs from the expected income tax benefit of $69.7 million (based on the U.S. federal income tax rate of 35%) due primarily to the negative impacts of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended June 30, 2013 and 2012, we reported earnings (loss) from continuing operations of $8.7 million and ($214.7 million), respectively, including (i) operating income of $445.2 million and $479.0 million, respectively, (ii) non-operating expense of $240.6 million and $681.9 million, respectively, and (iii) income tax expense of $195.9 million and $11.8 million, respectively. During the six months ended June 30, 2013 and 2012, we reported earnings (loss) from continuing operations of $30.6 million and ($243.9 million), respectively, including (i) operating income of $970.6 million and $973.3 million, respectively, (ii) non-operating expense of $723.6 million and $1,172.3 million, respectively, and (iii) income tax expense of $216.4 million and $44.9 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent reliable sources of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information with respect to certain trends that may affect our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the above discussion and also Discussion and Analysis of our Reportable Segments above.

Discontinued operation

Our results from our discontinued operation for the three and six months ended June 30, 2012 include (i) earnings (loss) of Austar of ($2.6 million) and $35.5 million, respectively, and (ii) a $924.1 million after-tax gain recognized upon the May 23, 2012 completion of the sale of Austar. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests' share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests increased $15.1 million and $4.0 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are primarily attributable to the net impact of (i) increases due to the net effect of (a) improvements in the results of operations of Telenet and (b) the impact of decreases in the noncontrolling interests' share of Telenet's results following the Telenet Tender, (ii) decreases associated with our disposition of Austar in May 2012, (iii) declines in the results of the VTR Group and (iv) the completion of the Puerto Rico Transaction in November 2012, as further described in note 2 to our condensed consolidated financial statements.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including Virgin Media, UPC Broadband Holding, UPC Holding, Unitymedia KabelBW, Telenet, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2013. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2013 are set forth in the following table. With the exception of Liberty Global, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
Liberty Global and non-operating subsidiaries:
Liberty Global	$757.9
Non-operating subsidiaries	663.4
Total Liberty Global and non-operating subsidiaries	1,421.3
Operating subsidiaries:
Virgin Media	415.8
Telenet	148.3
VTR Group (a)	50.9
UPC Holding (excluding VTR Group)	41.6
Chellomedia	22.4
Unitymedia KabelBW	18.7
Liberty Puerto Rico	6.0
Total operating subsidiaries	703.7
Total cash and cash equivalents	$2,125.0
_______________

(a)	Includes $10.5 million of cash and cash equivalents held by VTR Wireless.

Liquidity of Liberty Global and its Non-operating Subsidiaries

The $757.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $663.4 million of cash and cash equivalents held by Liberty Global’s non-operating subsidiaries, represented available liquidity at the corporate level at June 30, 2013. Our remaining cash and cash equivalents of $703.7 million at June 30, 2013 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries. For information regarding limitations imposed by our subsidiaries’ debt instruments, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, Liberty Global and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of Liberty Global and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by Liberty Global or its non-operating subsidiaries or the issuance of equity securities by Liberty Global, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. No assurance can be given that any external funding would be available to Liberty Global or its non-operating subsidiaries on favorable terms, or at all. See note 2 to our condensed consolidated financial statements for information concerning the disposition of Austar and note 9 to our condensed consolidated financial statements for information concerning capital distributions of Telenet and VTR.

At June 30, 2013, our consolidated cash and cash equivalents balance includes $1,922.6 million that is held outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our stock repurchase programs.

The ongoing cash needs of Liberty Global and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan and the LGE Margin Loan. In addition, Liberty Global and its non-operating subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” On June 19, 2013, we received approval from the English Companies Court to reduce our share premium and in connection with that approval, we recognized Distributable Reserves of approximately $29.0 billion. For additional information, see note 9 to our condensed consolidated financial statements. For information concerning the contingencies of Liberty Global and its non-operating subsidiaries, see note 12 to our condensed consolidated financial statements.

During the first six months of 2013, we repurchased a total of 3,400,100 shares of our Liberty Global Class A ordinary shares or LGI Series A common stock at a weighted average price of $69.96 per share and 2,097,800 shares of our Liberty Global Class C ordinary shares or LGI Series C common stock at a weighted average price of $65.09 per share, for an aggregate purchase price of $374.4 million, including direct acquisition costs and the effects of derivative instruments.

For information regarding the impact of the Virgin Media Acquisition on our liquidity and indebtedness, see notes 2 and 7 to our condensed consolidated financial statements, respectively.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Virgin Media, Unitymedia KabelBW, Telenet, Liberty Puerto Rico and VTR Wireless, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2013, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its non-operating subsidiaries. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning (a) the acquisitions and (b) the contingencies of our subsidiaries, see notes 2 and 12, respectively, to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Cash Flow Statements below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the LGE Margin Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. Any ratio calculated using our reported operating cash flow for the quarter ended June 30, 2013 would not be meaningful given the timing of the Virgin Media Acquisition. If we were to include Virgin Media's consolidated operating cash flow for the full three months ended June 30, 2013 (including the pre-acquisition period), (i) the ratio of our June 30, 2013 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2013 would have been 5.2x and (ii) the ratio of our June 30, 2013 consolidated net debt (debt less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended June 30, 2013 would have been 5.0x. If we were to exclude Virgin Media from these calculations, the ratio of our consolidated debt to our annualized consolidated operating cash flow would have increased to 5.3x and our ratio of consolidated net debt to our annualized operating cash flow would have remained unchanged at 5.0x.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 4 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our subsidiaries. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. We do not anticipate any instances of non-compliance with respect to any of our subsidiaries’ debt covenants that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2013, our outstanding consolidated debt and capital lease obligations aggregated $41.9 billion, including $845.0 million that is classified as current in our condensed consolidated balance sheet and $36.6 billion that is due in 2018 or thereafter.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2013.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Cash Flow Statements

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. The condensed consolidated cash flow statements of our continuing operations for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six months ended
	June 30,
	2013	2012	Change
	in millions

Net cash provided by operating activities	$1,346.2	$1,393.7	$(47.5)
Net cash provided (used) by investing activities	(6,278.2)	20.2	(6,298.4)
Net cash provided (used) by financing activities	5,015.7	(1,144.4)	6,160.1
Effect of exchange rate changes on cash	2.4	(11.9)	14.3
Net increase in cash and cash equivalents	$86.1	$257.6	$(171.5)

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in cash provided due to higher cash payments for interest, due largely to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher net cash payments for taxes, (iii) an increase in the cash provided by our operating cash flow and related working capital items, (iv) an increase in cash provided due to lower cash payments related to derivative instruments and (v) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. The change in net cash provided (used) by our investing activities is due primarily to (i) a decrease in cash associated with higher cash paid in connection with acquisitions of $4,016.5 million, (ii) a decrease in cash associated with higher cash paid in connection with investments in and loans to affiliates and others of $1,184.3 million and (iii) a decrease in cash associated with higher capital expenditures of $0.5 million. Capital expenditures increased from $994.1 million during the first six months of 2012 to $994.6 million during the first six months of 2013, due to a net decrease in the local currency capital expenditures of our subsidiaries, including an increase due to acquisitions, that was more than offset by an increase due to FX.

The capital expenditures that we report in our consolidated cash flow statements do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we present (i) our capital expenditures as reported in our consolidated cash flow statements, which exclude amounts financed under vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under vendor financing or capital lease arrangements.

The European Operations Division accounted for (i) $840.4 million and $850.4 million (including $59.3 million and nil attributable to Virgin Media, $209.5 million and $262.2 million attributable to Germany and $193.9 million and $191.4 million attributable to Telenet) of our consolidated capital expenditures during the six months ended June 30, 2013 and 2012, respectively, and (ii) $1,118.6 million and $957.5 million (including $92.8 million and nil attributable to Virgin Media, $227.9 million and $275.8 million attributable to Germany and $203.7 million and $207.4 million attributable to Telenet) of our consolidated property and equipment additions during the six months ended June 30, 2013 and 2012, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to the net effect of (i) an increase due to the Virgin Media Acquisition and other less significant acquisitions, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) an increase in expenditures for new build and upgrade projects to expand services, (iv) a decrease in expenditures for the purchase and installation of customer premises equipment, including a decrease in Belgium associated with a refund of certain import duties paid in prior years, and (v) an increase due to FX.

The VTR Group accounted for (i) $110.4 million and $125.9 million (including $24.5 million and $15.8 million attributable to VTR Wireless) of our consolidated capital expenditures during the six months ended June 30, 2013 and 2012, respectively, and (ii) $111.7 million and $132.7 million (including $6.3 million and $18.9 million attributable to VTR Wireless) of our consolidated property and equipment additions during the six months ended June 30, 2013 and 2012, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) a decrease in expenditures for new build and upgrade projects, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (v) an increase due to FX.

Consistent with the disclosure provided in our 2012 Annual Report on Form 10-K/A, we continue to expect the percentage of revenue represented by our aggregate full year 2013 consolidated property and equipment additions, as updated for our expectations with respect to Virgin Media, to decline slightly as compared to 2012. In addition, we believe the ranges disclosed in our 2012 Annual Report on Form 10-K/A with respect to our segments are consistent with our latest estimates for our 2013 property and equipment additions and revenue, and we expect the relevant percentage for Virgin Media to range from 19% to 21% during the 2013 period following the Virgin Media Acquisition. However, it should be noted that, as further described in note 13 to our condensed consolidated financial statements, Virgin Media and Telenet are now included within our European Operations Division (previously referred to as the UPC/Unity Division).

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) an increase in cash due to the release of restricted cash in connection with the Virgin Media Acquisition of $3,594.4 million, (ii) an increase in cash related to higher net borrowings of debt of $2,052.5 million, (iii) an increase in cash due to the release of restricted cash in connection with the Telenet Tender of $1,539.7 million, (iv) a decrease in cash related to shares purchased in connection with the Telenet Tender of $454.5 million, (v) a decrease in cash due to higher payments for financing costs and debt premiums of $311.8 million and (vi) an increase in cash due to lower repurchases of our shares of $81.7 million.

Free Cash Flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of share-based incentive awards and (ii) cash payments for direct acquisition costs, less (a) capital expenditures, as reported in our consolidated cash flow statements, (b) principal payments on vendor financing obligations and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations.  We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated cash flow statements. The following table provides the details of our free cash flow:

	Six months ended
	June 30,
	2013	2012
	in millions

Net cash provided by operating activities of our continuing operations	$1,346.2	$1,393.7
Excess tax benefits from share-based compensation	0.5	10.0
Cash payments for direct acquisition costs	39.2	14.4
Capital expenditures	(994.6)	(994.1)
Principal payments on vendor financing obligations	(167.4)	(26.7)
Principal payments on certain capital leases	(8.2)	(6.1)
Free cash flow	$215.7	$391.2

Off Balance Sheet Arrangements

In the ordinary course of business, we have provided indemnifications to purchasers of certain of our assets, our lenders, our vendors and certain other parties. We have also provided performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

We are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor’s interest. We do not expect any payments made under these provisions to be material in relation to our financial position or results of operations.

Contractual Commitments

The U.S. dollar equivalents of our commitments as of June 30, 2013 are presented below:

	Payments due during:							Total
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter
	in millions

Debt (excluding interest)	$420.1	$209.4	$160.6	$1,832.0	$2,022.0	$3,312.9	$32,003.4	$39,960.4
Capital leases (excluding interest)	125.1	194.6	159.4	117.1	81.7	78.8	1,004.2	1,760.9
Operating leases (a)	134.7	207.0	182.5	148.4	124.2	89.7	409.7	1,296.2
Programming obligations	254.5	330.3	200.6	123.4	81.0	1.2	0.2	991.2
Other commitments	1,084.4	668.2	438.9	285.6	190.8	104.0	1,232.9	4,004.8
Total (b)	$2,018.8	$1,609.5	$1,142.0	$2,506.5	$2,499.7	$3,586.6	$34,650.4	$48,013.5
Projected cash interest payments on debt and capital lease obligations (c)	$1,224.2	$2,336.4	$2,348.3	$2,342.4	$2,246.6	$2,050.8	$5,521.3	$18,070.0
_______________

(a)
Includes amounts with respect to tower and related real estate operating lease agreements associated with our wireless network in Chile in accordance with the applicable contractual payment terms. As further described in note 6 to our condensed consolidated financial statements, we are considering strategic alternatives that could impact when and to what extent we make payments under these leases.

(b)
The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2013 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($345.8 million at June 30, 2013) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(c)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of June 30, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2013 and 2012, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $643.3 million and $520.1 million, respectively, (including intercompany charges that eliminate in consolidation of $38.5 million and $40.0 million, respectively) and (b) the third-party programming costs incurred by our programming distribution operations aggregated $64.5 million and $51.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments include Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW, (iv) commitments associated with our MVNO agreements and (v) commitments associated with satellite carriage services provided to our company. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2013 and 2012, see note 4 to our condensed consolidated financial statements.

We also have commitments pursuant to (i) pension and similar arrangements and (ii) agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the normal course of our business operations due to our investments in various foreign countries and ongoing investing and financing activities. Market risk refers to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and stock prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. As further described below, we have established policies, procedures and processes governing our management of market risks and the use of derivative instruments to manage our exposure to such risks.

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At June 30, 2013, $950.6 million or 44.7%, $719.5 million or 33.9% and $330.7 million or 15.5% of our consolidated cash balances were denominated in U.S. dollars, euros and British pounds sterling, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these U.S. dollar, euro and British pound sterling cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Ziggo and Sumitomo. At June 30, 2013, the aggregate fair value of these investments was $1,580.9 million and $568.5 million, respectively. We use the Sumitomo Collar to manage our exposure to market price fluctuations with respect to our investment in Sumitomo shares. As further described in note 14 to our condensed consolidated financial statements, in July 2013 we entered into a hedging transaction in relation to a portion of our Ziggo shares.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2013, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, British pound sterling, Czech koruna, Hungarian forint, Polish zloty, Romanian lei and the forward sale of the euro, Swiss franc, Chilean peso, Czech koruna, Hungarian forint and Polish zloty to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and capital expenditures were not hedged as of June 30, 2013. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended June 30, 2013 was to the euro as 55.6% of our U.S. dollar revenue during that period was derived from subsidiaries whose functional currency is the euro. In addition, our reported operating results are impacted by changes in the exchange rates for the British pound sterling, the Swiss franc, the Chilean peso and other local currencies in Europe. The impact of changes in the exchange rate of the British pound sterling will increase in the third quarter of 2013 when the results of Virgin Media will be included for the full period. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview above.

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2013	December 31, 2012
Spot rates:
Euro	0.7689	0.7577
British pound sterling	0.6586	0.6157
Swiss franc	0.9461	0.9146
Hungarian forint	226.70	220.83
Polish zloty	3.3310	3.0939
Czech koruna	19.980	19.009
Romanian lei	3.4326	3.3675
Chilean peso	508.10	478.79

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Average rates:
Euro	0.7653	0.7795	0.7614	0.7710
British pound sterling	0.6509	0.6321	0.6481	0.6343
Swiss franc	0.9420	0.9367	0.9362	0.9289
Hungarian forint	226.39	229.19	225.47	227.73
Polish zloty	3.2154	3.3195	3.1808	3.2723
Czech koruna	19.764	19.691	19.559	19.405
Romanian lei	3.3666	3.4525	3.3441	3.3861
Chilean peso	485.46	496.22	478.96	492.56

Inflation and Foreign Investment Risk

We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to inflation. We currently are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our operating subsidiaries. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the LIBOR-indexed debt of Virgin Media, the EURIBOR-indexed debt of Telenet and Unitymedia KabelBW and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2013, we effectively paid a fixed interest rate on 94% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2013 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at June 30, 2013 declines to 91%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At June 30, 2013, our variable-rate indebtedness aggregated $13.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.9%, excluding the effects of interest rate derivative contracts, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $68.5 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our financial instruments and undrawn debt facilities is spread across a relatively broad counterparty base of banks and financial institutions. Most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of A by Standard & Poor’s or an equivalent rating by Moody’s Investor Service. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.  We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties.

At June 30, 2013, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $824.7 million, (ii) cash and cash equivalent and restricted cash balances of $2,161.8 million and (iii) aggregate undrawn debt facilities of $3,144.9 million.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

The risks we would face in the event of a default by a counterparty to one of our derivative instruments might be eliminated or substantially mitigated if we were able to novate the relevant derivative contracts to a new counterparty following the default of our counterparty. While we anticipate that, in the event of the insolvency of one of our derivative counterparties, we would seek to effect such novations, no assurance can be given that we would obtain the necessary consents to do so or that we would be able to do so on terms or pricing that would be acceptable to us or that any such novation would not result in substantial costs to us. Furthermore, the underlying risks that are the subject of the relevant derivative contracts would no longer be effectively hedged due to the insolvency of our counterparty, unless and until we novate or replace the derivative contract.

While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity.

Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our revenue and cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £524 million ($796 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £45 million ($68 million).

LGE Financing Foreign Currency Forward Contracts

Holding all other factors constant, at June 30, 2013, an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar would have decreased the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €59 million ($77 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €72 million ($94 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €418 million ($544 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €152 million ($198 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €243 million ($316 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €114 million ($148 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €117 million ($152 million); and

(v)
an instantaneous increase in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €13 million ($17 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €14 million ($18 million).

Unitymedia KabelBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €139 million ($181 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €4 million ($5 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2013, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €51 million ($66 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €52 million ($68 million).

UPC Holding Cross-currency Options and Foreign Currency Forwards

Holding all other factors constant, at June 30, 2013, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency option and foreign currency forward contracts by approximately €38 million ($49 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €42 million ($55 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2013, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 27.4 billion ($54 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2013:

(i)
an instantaneous increase in the Japanese yen risk-free rate of 50 basis points (0.50%) would have decreased the fair value of the Sumitomo Collar by ¥2.7 billion ($27 million) and conversely, a decrease of 50 basis points (0.50%) would have increased the value by ¥919 million ($9 million); and

(ii)
an instantaneous increase of 10% in the per share market price of Sumitomo’s common stock would have decreased the fair value of the Sumitomo Collar by approximately ¥5.9 billion ($59 million) and conversely, a decrease of 10% would have increased the fair value by ¥4.2 billion ($42 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:							Total
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$173.0	$569.3	$156.2	$259.3	$95.5	$84.1	$(26.4)	$1,311.0
Principal-related (b)	—	375.5	21.9	124.5	12.1	(95.6)	(352.3)	86.1
Other (c)	(528.9)	20.4	19.6	(171.4)	(145.8)	(106.5)	—	(912.6)
Total	$(355.9)	$965.2	$197.7	$212.4	$(38.2)	$(118.0)	$(378.7)	$484.5
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(c)
Includes amounts related to the Virgin Media Capped Call, the Sumitomo Collar and, to a lesser extent, our foreign currency forward contracts. The amount shown in the remainder-of-2013 column includes cash proceeds of $534.8 million that Virgin Media received in July 2013 in connection with the settlement of 93.8% of the notional amount of the Virgin Media Capped Call. For further information regarding the Virgin Media Capped Call, see note 4 to our condensed consolidated financial statements. We expect to use the collective value of the Sumitomo Collar and the underlying Sumitomo shares held by our company to settle the Sumitomo Collar Loan maturities in 2016 through 2018.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2013. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2013, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

The capitalized terms used in Part II of this Quarterly Report on Form 10-Q have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.
Item 1.     LEGAL PROCEEDINGS

Virgin Media Acquisition Litigation. On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, Liberty Global and certain LGI subsidiaries challenging the Virgin Media Acquisition. All three plaintiffs purport to sue on behalf of the public stockholders of Virgin Media and allege that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints allege that LGI, Liberty Global and certain LGI subsidiaries aided and abetted the alleged breaches of fiduciary duty by Virgin Media’s board of directors. The complaints seek, among other things, rescission and plaintiffs’ attorneys’ fees and costs. Certain of the plaintiffs also seek damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York. On May 23, 2013, the parties to the consolidated lawsuit entered into the Term Sheet to settle the consolidated cases and, on July 22, 2013, executed the Settlement.

Pursuant to the Term Sheet and the Settlement, LGI consented to certain modifications to the deal protection measures related to the Virgin Media Acquisition, including, among other items, a reduction in the termination fee payable by Virgin Media under certain circumstances described in the Virgin Media Merger Agreement, and Virgin Media and LGI agreed to certain amendments to the joint proxy statement/prospectus mailed to Virgin Media and LGI shareholders in connection with the Virgin Media Acquisition. In addition, under the Settlement, the plaintiffs in the actions will provide all of the defendants, their affiliates, and financial advisors with a customary release of all claims. On July 25, 2013, the Supreme Court of the State of New York preliminarily approved the Settlement, subject to final approval of the court at a hearing scheduled for October 3, 2013.  Stockholders of Virgin Media can elect out of the Settlement.

Item 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) including, without limitation, the information contained in Section 1A - Risk Factors of our most recently filed Annual Report on Form 10-K/A, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in our stock.
Although we describe below and elsewhere in this Quarterly Report on Form 10-Q and in our filings with the SEC, the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or o perations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below or in Section 1A - Risk Factors of our most recently filed Annual Report on Form 10-K/A, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
We may be treated as a U.S. corporation for U.S. federal income tax purposes. As a U.K. public limited company, we generally would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under general rules of U.S. federal income taxation. Section 7874 of the Internal Revenue Code of 1986 (the Code), however, contains rules that result in a foreign corporation being taxed as a U.S. corporation for U.S. federal income tax purposes. These rules are relatively new, their application is complex and there is little guidance regarding their application.
Under Section 7874 of the Code, we will be treated as a U.S. corporation for U.S. federal income tax purposes unless our “expanded affiliated group” is treated as having “substantial business activities” in the U.K. For this purpose, “expanded affiliated group” generally includes Virgin Media and its subsidiaries, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located and derived, respectively, in the U.K.
We expect to satisfy this 25% test because substantially all of the operations of Virgin Media occur in the U.K., and some of our other operations occur in the U.K.(with our remaining operations occurring throughout Europe and Latin America). We caution, however, that there could be adverse changes to the relevant facts and circumstances which could become known in the future. In addition, there have been legislative proposals to expand the scope of U.S. corporate tax residence and there could be changes to Section 7874 of the Code or the Treasury Regulations promulgated thereunder that could result in our company being treated as a U.S. corporation.
If it were determined that we should be taxed as a U.S. corporation for U.S. federal income tax purposes, we could be liable for substantial additional U.S. federal income tax. In addition, payments of dividends to Non-U.S. holders may be subject to U.S. withholding tax. For U.K. tax purposes, we are expected, regardless of any application of Section 7874 of the Code, to be treated as a U.K. resident company since we are incorporated under English law. Consequently, we might be liable for both U.K. and U.S. taxes, which could have a material adverse effect on our financial condition and results of operations.
The Virgin Media Acquisition may not allow us to maintain a competitive corporate tax rate. We believe that the Virgin Media Acquisition should improve our ability to maintain a competitive worldwide effective corporate tax rate. However, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we operate. Our actual effective tax rate may vary from our expectations and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
Virgin Media’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes will be subject to limitation as a result of the Virgin Media Acquisition. In general, under Section 382 of the Code a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income for U.S. federal income tax purposes. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years). As of June 30, 2013, Virgin Media and its dual resident subsidiaries (i.e., its subsidiaries that are resident of both the U.S. and the U.K. for income tax purposes) had approximately £497.4 million ($755.2 million at June 30, 2013) and £548.1 million ($832.2 million at June 30, 2013), respectively, of NOLs, which will expire between 2019 and 2033. The Virgin Media Acquisition resulted in an ownership change of Virgin Media and its dual resident subsidiaries under Section 382 of the Code. This ownership change could limit their ability to utilize these pre-change NOLs. Upon an ownership change, Section 382 of the Code imposes an annual limitation on the amount of NOLs that may be used to offset future taxable income for U.S. federal income tax purposes. The amount of the annual limitation generally is equal to the aggregate value of the Virgin Media common stock (or, in the case of the dual resident subsidiaries, the aggregate value of their common stock) that was outstanding immediately prior to the Virgin Media Acquisition multiplied by the adjusted federal tax-exempt rate, set by the IRS. Limitations imposed on the ability to use NOLs to offset future taxable income could cause U.S. federal income taxes to be paid by Virgin Media and its dual resident subsidiaries earlier than they otherwise would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case, reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.
The “Virgin” brand is used by our subsidiary Virgin Media under licenses from Virgin Enterprises Limited and is not under the control of Virgin Media. The activities of the group of companies utilizing the “Virgin” brand and other licensees could have a material adverse effect on the goodwill of customers towards Virgin Media as a licensee and the licenses from Virgin Enterprises Limited can be terminated in certain circumstances. The “Virgin” brand is integral to Virgin Media’s corporate identity. Virgin Media is reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the group of companies utilizing the “Virgin” brand or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another licensee of the “Virgin” name and logo (particularly in the U.K., where Virgin Media does business) could have a material adverse effect on Virgin Media’s reputation and on Virgin Media’s and our business and results of operations. In addition, the licenses from Virgin Enterprises Limited can be terminated in certain circumstances. For example, Virgin Enterprises Limited can terminate the licenses, after providing Virgin Media with an opportunity to cure, (i) if Virgin Media or any of its affiliates commits persistent and material breaches or a flagrant and material breach of the licenses, (ii) if Virgin Enterprises Limited has reasonable grounds to believe that the use (or lack of use) of the licensed trademarks by Virgin Media has been or is likely to result in a long-term and material diminution in the value of the “Virgin” brand, or (iii) if a third party who is not (or one of whose directors is not) a “fit and proper person,” such as a legally disqualified director or a bankrupt entity, acquires “control” of Liberty Global. Such a termination could have a material adverse effect on Virgin Media’s and our business and results of operations.
The enforcement of civil liabilities against us may be more difficult. Because we are a public limited company incorporated under English law, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would currently be the case for U.S. judgments obtained against a U.S. company. It may also be more difficult (or impossible) to bring some types of claims against us in courts sitting in England than it would be to bring similar claims against a U.S. company in a U.S. court. Our articles of association provide for the exclusive jurisdiction of the English courts for shareholder lawsuits against us or our directors.
The expected benefits of our U.K. redomiciliation may not be realized. There can be no assurance that all of the anticipated benefits of the redomiciliation will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control, including the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts and U.K. and U.S. taxing authorities.
Our effective tax rates and the expected benefits of the redomiciliation are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K., the U.S. and everywhere else that we do business, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies of the U.K., the U.S. and other jurisdictions in which we do business, including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2013:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

June 1, 2013 through June 30, 2013:
Class A	2,000,100	$71.90	2,000,100	(b)
Class C	910,000	$67.69	910,000	(b)
Total — April 1, 2013 through June 30, 2013:
Class A	2,000,100	$71.90	2,000,100	(b)
Class C	910,000	$67.69	910,000	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
On June 11, 2013, we announced that our board of directors authorized a new $3.5 billion stock repurchase program, which effectively replaces our previous repurchase program. At June 30, 2013, we were authorized to purchase $3,295.1 million of our Class A and Class C ordinary shares under our most recent stock repurchase program.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Liberty Global plc (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC, Viper US MergerCo 2 LLC and Virgin Media Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Liberty Global, Inc. (LGI) filed February 7, 2013 (File No. 000-51360)).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global plc, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of LGI filed March 8, 2013 (File No. 000-51360)).

3 — Articles of Incorporation and By-laws:

3.1
Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2013 (File No. 001-35961) (the June 7, 2013 8-K)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.2
Additional Facility AG1 Accession Agreement, dated April 29, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 2, 2013 (File No. 000-51360)).

4.3
Additional Facility AE1 Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AE1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 16, 2013 (File No. 000-51360) (the May 16, 2013 8-K)).

4.4
Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 16, 2013 8-K).

4.5
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media Inc.) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.6
Sixth Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of January 19, 2010 for Virgin Media 6.50% Senior Secured Notes and 7.00% Senior Secured Notes each due 2018 (incorporated by reference to Exhibit 4.10 to the June 12, 2013 8-K).

4.7
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.5% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.8
Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.9
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5⅜% Senior Secured Notes and 6% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.10
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.11
First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6⅜% Senior Notes and 7% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.18 to the June 12, 2013 8-K).

4.12
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.13
Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

10 — Material Contracts:

10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).

10.2	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).

10.3
Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013, 2013) (the Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).

10.4	Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).

10.5	Form of Performance Stock Appreciation Rights Agreement under the Incentive Plan.*

10.6	Form of Non-Qualified Stock Option Agreement under the Director Plan.*

10.7	Liberty Global plc Compensation Policy for Nonemployee Directors effective June 7, 2013 (a successor to the Liberty Global, Inc. Compensation Policy for Nonemployee Directors).*

10.8	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	August 1, 2013	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 1, 2013	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	August 1, 2013	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Liberty Global plc (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC, Viper US MergerCo 2 LLC and Virgin Media Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Liberty Global, Inc. (LGI) filed February 7, 2013 (File No. 000-51360)).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global plc, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of LGI filed March 8, 2013 (File No. 000-51360)).

3 — Articles of Incorporation and By-laws:

3.1
Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2013 (File No. 001-35961) (the June 7, 2013 8-K)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.2
Additional Facility AG1 Accession Agreement, dated April 29, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 2, 2013 (File No. 000-51360)).

4.3
Additional Facility AE1 Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AE1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 16, 2013 (File No. 000-51360) (the May 16, 2013 8-K)).

4.4
Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 16, 2013 8-K).

4.5
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media Inc.) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.6
Sixth Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of January 19, 2010 for Virgin Media 6.50% Senior Secured Notes and 7.00% Senior Secured Notes each due 2018 (incorporated by reference to Exhibit 4.10 to the June 12, 2013 8-K).

4.7
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.5% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.8
Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.9
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5⅜% Senior Secured Notes and 6% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.10
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.11
First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6⅜% Senior Notes and 7% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.18 to the June 12, 2013 8-K).

4.12
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.13
Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

10 — Material Contracts:

10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).

10.2	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).

10.3
Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013, 2013) (the Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).

10.4	Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).

10.5	Form of Performance Stock Appreciation Rights Agreement under the Incentive Plan.*

10.6	Form of Non-Qualified Stock Option Agreement under the Director Plan.*

10.7	Liberty Global plc Compensation Policy for Nonemployee Directors effective June 7, 2013 (a successor to the Liberty Global, Inc. Compensation Policy for Nonemployee Directors).*

10.8	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith