Form 10-Q
period 2013-09-30
Liberty Global plc
filed 2013-11-05
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding Liberty Global plc ordinary shares as of October 31, 2013 was:
Class A ordinary shares — 221,609,458 shares;
Class B ordinary shares — 10,174,295 shares; and
Class C ordinary shares — 163,324,432 shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,206.5	$2,038.9
Trade receivables, net	1,492.2	1,031.0
Prepaid expenses	294.2	139.0
Other current assets (note 4)	738.6	516.9
Total current assets	4,731.5	3,725.8
Restricted cash (notes 2 and 9)	5.3	1,516.7
Investments (including $3,306.0 million and $947.9 million, respectively, measured at fair value and $935.4 million and nil, respectively, subject to re-use rights) (note 3)	3,307.1	950.1
Property and equipment, net (note 6)	23,730.5	13,437.6
Goodwill (note 6)	23,565.6	13,877.6
Intangible assets subject to amortization, net (note 6)	6,148.6	2,581.3
Other assets, net (note 4)	4,507.4	2,218.6
Total assets	$65,996.0	$38,307.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2013	December 31, 2012
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,032.0	$774.0
Deferred revenue and advance payments from subscribers and others	1,171.7	849.7
Current portion of debt and capital lease obligations (note 7)	854.1	363.5
Derivative instruments (note 4)	675.0	569.9
Accrued interest	605.7	351.8
Accrued programming	403.7	251.0
Other accrued and current liabilities	2,317.2	1,460.4
Total current liabilities	7,059.4	4,620.3
Long-term debt and capital lease obligations (note 7)	43,147.6	27,161.0
Other long-term liabilities (note 4)	4,392.3	4,441.3
Total liabilities	54,599.3	36,222.6
Commitments and contingencies (notes 2, 4, 7 and 13)
Equity (note 9):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 222,010,987 and nil shares, respectively	2.2	—
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,174,295 and nil shares, respectively	0.1	—
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 163,895,337 and nil shares, respectively	1.6	—
Series A common stock, $0.01 par value. Authorized 500,000,000 shares at December 31, 2012; issued and outstanding nil and 142,284,430 shares, respectively	—	1.4
Series B common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2012; issued and outstanding nil and 10,206,145 shares, respectively	—	0.1
Series C common stock, $0.01 par value. Authorized 500,000,000 shares at December 31, 2012; issued and outstanding nil and 106,402,667 shares, respectively	—	1.1
Additional paid-in capital	12,897.9	2,955.6
Accumulated deficit	(3,191.4)	(2,348.7)
Accumulated other comprehensive earnings, net of taxes	2,199.1	1,600.5
Treasury shares, at cost	(11.4)	—
Total Liberty Global shareholders	11,898.1	2,210.0
Noncontrolling interests	(501.4)	(124.9)
Total equity	11,396.7	2,085.1
Total liabilities and equity	$65,996.0	$38,307.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	in millions, except share and per share amounts

Revenue	$4,371.2	$2,519.1	$10,300.8	$7,580.6
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,702.9	859.0	3,901.0	2,644.0
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	766.0	462.6	1,898.9	1,411.9
Depreciation and amortization	1,390.5	670.3	2,947.9	2,009.7
Release of litigation provision (note 13)	(146.0)	—	(146.0)	—
Impairment, restructuring and other operating items, net (notes 2 and 11)	135.9	18.1	206.5	32.6
	3,849.3	2,010.0	8,808.3	6,098.2
Operating income	521.9	509.1	1,492.5	1,482.4
Non-operating income (expense):
Interest expense	(630.2)	(408.6)	(1,642.7)	(1,228.8)
Interest and dividend income (note 3)	62.0	17.8	111.2	38.7
Realized and unrealized losses on derivative instruments, net (note 4)	(876.3)	(237.2)	(685.2)	(613.9)
Foreign currency transaction gains, net	255.0	150.2	211.6	154.8
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 3 and 5)	78.9	(18.1)	344.1	(1.3)
Losses on debt modification and extinguishment, net (note 7)	(0.7)	(13.8)	(170.7)	(27.5)
Gains due to changes in ownership	—	52.5	—	52.5
Other income (expense), net	(3.4)	3.4	(6.6)	(0.6)
	(1,114.7)	(453.8)	(1,838.3)	(1,626.1)
Earnings (loss) from continuing operations before income taxes	(592.8)	55.3	(345.8)	(143.7)
Income tax expense (note 8)	(228.8)	(61.1)	(445.2)	(106.0)
Loss from continuing operations	(821.6)	(5.8)	(791.0)	(249.7)
Discontinued operation (note 2):
Earnings from discontinued operation, net of taxes	—	—	—	35.5
Gain on disposal of discontinued operation, net of taxes	—	—	—	924.1
	—	—	—	959.6
Net earnings (loss)	(821.6)	(5.8)	(791.0)	709.9
Net earnings attributable to noncontrolling interests	(8.5)	(16.6)	(51.7)	(55.8)
Net earnings (loss) attributable to Liberty Global shareholders	$(830.1)	$(22.4)	$(842.7)	$654.1

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 12):
Continuing operations	$(2.09)	$(0.08)	$(2.66)	$(1.06)
Discontinued operation	—	—	—	3.49
	$(2.09)	$(0.08)	$(2.66)	$2.43

Weighted average ordinary shares outstanding — basic and diluted	398,076,407	265,597,642	316,349,390	269,309,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	in millions

Net earnings (loss)	$(821.6)	$(5.8)	$(791.0)	$709.9
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	1,068.8	14.3	589.5	106.9
Reclassification adjustments included in net earnings	—	—	—	(12.0)
Other	—	—	0.4	0.4
Other comprehensive earnings	1,068.8	14.3	589.9	95.3
Comprehensive earnings (loss)	247.2	8.5	(201.1)	805.2
Comprehensive earnings attributable to noncontrolling interests	(5.5)	(21.1)	(43.0)	(62.0)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$241.7	$(12.6)	$(244.1)	$743.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders											Non-controlling interests	Total equity
	Ordinary shares			Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C	Series A	Series B	Series C
	in millions

Balance at January 1, 2013	$—	$—	$—	$1.4	$0.1	$1.1	$2,955.6	$(2,348.7)	$1,600.5	$—	$2,210.0	$(124.9)	$2,085.1
Net loss	—	—	—	—	—	—	—	(842.7)	—	—	(842.7)	51.7	(791.0)
Other comprehensive earnings, net of taxes	—	—	—	—	—	—	—	—	598.6	—	598.6	(8.7)	589.9
Shares issued in connection with the Virgin Media Acquisition and impacts of related change in parent entity (notes 1 and 2)	2.1	0.1	1.6	(1.4)	(0.1)	(1.1)	9,374.1	—	—	—	9,375.3	—	9,375.3
Revaluation of VM Convertible Notes in connection with the Virgin Media Acquisition (note 2)	—	—	—	—	—	—	1,660.0	—	—	—	1,660.0	—	1,660.0
Repurchase and cancellation of Liberty Global and LGI shares (note 9)	—	—	(0.1)	—	—	—	(867.4)	—	—	—	(867.5)	—	(867.5)
Distributions by subsidiaries to noncontrolling interest owners (note 9)	—	—	—	—	—	—	—	—	—	—	—	(540.2)	(540.2)
Purchase of additional Telenet shares (note 9)	—	—	—	—	—	—	(526.2)	—	—	—	(526.2)	63.6	(462.6)
Share-based compensation (note 10)	—	—	—	—	—	—	142.3	—	—	—	142.3	—	142.3
Exchange of VM Convertible Notes (note 7)	0.1	—	0.1	—	—	—	113.5	—	—	—	113.7	—	113.7
Shares issued to subsidiary (note 9)	—	—	—	—	—	—	20.2	—	—	(20.2)	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	—	—	—	25.8	—	—	8.8	34.6	57.1	91.7
Balance at September 30, 2013	$2.2	$0.1	$1.6	$—	$—	$—	$12,897.9	$(3,191.4)	$2,199.1	$(11.4)	$11,898.1	$(501.4)	$11,396.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2013	2012
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(791.0)	$709.9
Earnings from discontinued operation	—	(959.6)
Loss from continuing operations	(791.0)	(249.7)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	219.4	90.5
Depreciation and amortization	2,947.9	2,009.7
Release of litigation provision	(146.0)	—
Impairment, restructuring and other operating items, net	206.5	32.6
Amortization of deferred financing costs and non-cash interest accretion	55.8	47.8
Realized and unrealized losses on derivative instruments, net	685.2	613.9
Foreign currency transaction gains, net	(211.6)	(154.8)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net of dividends	(341.5)	6.9
Losses on debt modification and extinguishment, net	170.7	27.5
Deferred income tax expense	174.4	156.3
Gains due to changes in ownership	—	(52.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(503.8)	(703.2)
Net cash provided by operating activities of discontinued operation	—	61.2
Net cash provided by operating activities	2,466.0	1,886.2
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(4,069.2)	(119.2)
Investments in and loans to affiliates and others	(1,336.4)	(81.0)
Capital expenditures	(1,800.2)	(1,450.7)
Proceeds received upon disposition of discontinued operation	—	1,055.4
Other investing activities, net	(47.4)	39.6
Net cash used by investing activities of discontinued operation	—	(51.7)
Net cash used by investing activities	$(7,253.2)	$(607.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2013	2012
	in millions
Cash flows from financing activities:
Borrowings of debt	$9,254.6	$4,142.2
Repayments and repurchases of debt and capital lease obligations	(7,823.7)	(2,595.7)
Change in cash collateral	3,593.5	60.5
Decrease in restricted cash related to the Telenet Tender	1,539.7	—
Repurchase of Liberty Global and LGI shares	(860.7)	(617.2)
Net cash received (paid) related to derivative instruments	537.0	(113.1)
Distributions by subsidiaries to noncontrolling interests	(533.2)	(325.3)
Purchase of additional Telenet shares	(457.7)	—
Payment of financing costs and debt premiums	(356.1)	(70.6)
Payment of net settled employee withholding taxes on share-based incentive awards	(51.3)	(34.1)
Other financing activities, net	50.7	(67.0)
Net cash provided by financing activities	4,892.8	379.7
Effect of exchange rate changes on cash:
Continuing operations	62.0	17.3
Discontinued operation	—	(9.5)
Total	62.0	7.8
Net increase in cash and cash equivalents:
Continuing operations	167.6	1,666.1
Discontinued operation	—	—
Net increase in cash and cash equivalents	167.6	1,666.1
Cash and cash equivalents:
Beginning of period	2,038.9	1,651.2
End of period	$2,206.5	$3,317.3
Cash paid for interest:
Continuing operations	$1,498.5	$1,147.7
Discontinued operation	—	29.0
Total	$1,498.5	$1,176.7
Net cash paid for taxes — continuing operations	$77.1	$8.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at September 30, 2013 in 14 countries. Our European and Chilean operations are conducted through our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe). Through Liberty Global Europe’s wholly-owned subsidiary, UPC Holding BV (UPC Holding), we provide video, broadband internet and fixed-line telephony services in nine European countries and in Chile. UPC Holding also provides mobile services in certain European countries. Through Liberty Global Europe’s 57.8%-owned subsidiary, Telenet Group Holding NV (Telenet), we provide video, broadband internet, fixed-line telephony and mobile services in Belgium. The European broadband communications and direct-to-home satellite (DTH) operations of UPC Holding, the broadband communications and mobile operations in the United Kingdom (U.K.) of Virgin Media and the broadband communications and mobile operations in Germany of Unitymedia KabelBW GmbH (Unitymedia KabelBW), another wholly-owned subsidiary of Liberty Global Europe, are collectively referred to herein as the “European Operations Division.” UPC Holding’s broadband communications operations in Chile are provided through its 80%-owned subsidiary, VTR Global Com SA (VTR). Through our 80%-owned subsidiary, VTR Wireless SA (VTR Wireless), we offer mobile services in Chile. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” For information regarding strategic changes that we are implementing with regard to the mobile operations of VTR Wireless, see note 6. Our operations also include (i) consolidated broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia BV (Chellomedia), another wholly-owned subsidiary of Liberty Global Europe, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe. On October 28, 2013, we entered into an agreement to sell substantially all of Chellomedia’s assets. For additional information, see note 15.

On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of DTH services in Australia. Accordingly, (i) our condensed consolidated statement of operations and our condensed consolidated statement of cash flows for the nine months ended September 30, 2012 have been reclassified to present Austar as a discontinued operation and (ii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding the disposition of Austar, see note 2.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission (SEC) rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2012 consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K/A.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2013.

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

Pursuant to the Virgin Media Merger Agreement:

•
Each share of common stock of Virgin Media was converted into the right to receive (i) 0.2582 Class A ordinary shares of Liberty Global, (ii) 0.1928 Class C ordinary shares of Liberty Global and (iii) $17.50 in cash (collectively, the Virgin Media Merger Consideration); and

•
Each share of Series A common stock of LGI was converted into the right to receive one Class A ordinary share of Liberty Global; each share of Series B common stock of LGI was converted into the right to receive one Class B ordinary share of Liberty Global; and each share of Series C common stock of LGI was converted into the right to receive one Class C ordinary share of Liberty Global.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

_______________

(a)
Represents the value assigned to the 70,233,842 Class A and 52,444,170 Class C ordinary shares issued to Virgin Media shareholders in connection with the Virgin Media Acquisition. These amounts are based on (i) the exchange ratios specified by the Virgin Media Merger Agreement, (ii) the closing per share price on June 7, 2013 of Series A and Series C LGI common stock of $76.24 and $71.51, respectively, and (iii) the 272,013,333 outstanding shares of Virgin Media common stock at June 7, 2013.

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

Cash and cash equivalents	$694.6
Other current assets	935.9
Property and equipment, net	9,863.1
Goodwill (a)	9,020.2
Intangible assets subject to amortization (b)	3,925.8
Other assets, net	4,236.6
Current portion of debt and capital lease obligations	(1,184.5)
Other accrued and current liabilities (c) (d)	(1,892.5)
Long-term debt and capital lease obligations	(8,477.4)
Other long-term liabilities (c)	(1,326.3)
Additional paid-in capital (e)	(1,660.0)
Total purchase price (f)	$14,135.5
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

(c)
No amounts have been allocated to deferred revenue with respect to the ongoing performance obligations associated with Virgin Media's business-to-business (B2B) service contracts, as our view is that the remaining fees to be received under these contracts approximate fair value given our estimates of the costs associated with these ongoing obligations.  Our policy is to defer upfront

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment, which generally is the case with Virgin Media's B2B contracts.  Under our policy, the deferred fees are amortized into revenue on a straight-line basis over the life of the underlying service contract.

(d)
Amount includes a $35.6 million liability that was recorded to adjust an unfavorable capacity contract to its estimated fair value. This amount will be amortized through the March 31, 2014 expiration date of the contract as a reduction of Virgin Media's operating expenses so that the net effect of this amortization and the payments required under the contract approximate market rates. During the period from June 8, 2013 through September 30, 2013, $11.2 million of this liability was amortized.

(e)
Represents the equity component of the VM Convertible Notes (as defined and described in note 7). During the period from June 7, 2013 through September 30, 2013, 94.4% of the VM Convertible Notes were exchanged for Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture. For additional information, see note 7.

(f)	Excludes direct acquisition costs of $50.3 million.

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

The Seller agreed to retain $10.0 million of the purchase price to satisfy any claims. LGI Broadband Operations has informed the Seller of certain claims with respect to the funds retained by the Seller.  Any amounts received upon settlement of these claims, the value and resolution of which is under discussion, will be included as a credit within impairment, restructuring and other operating items, net, in our consolidated statement of operations.

As a result of the Puerto Rico Transaction, LGI Broadband Operations acquired a 60.0% interest, and Searchlight acquired a 40.0% interest, in Leo Cable. As LGI Broadband Operations’ 60.0% interest represents a controlling financial interest, LGI Broadband Operations consolidates Leo Cable.

We have accounted for the Puerto Rico Transaction as the acquisition of OneLink and the effective sale of a 40.0% interest in Old Liberty Puerto Rico. The effective sale of the 40.0% interest in Old Liberty Puerto Rico was accounted for as an equity transaction. We have accounted for the acquisition of OneLink using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of OneLink based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The acquisition accounting for OneLink as reflected in these condensed consolidated financial statements is preliminary and subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although the valuation process has been largely finalized, the measurement period for the acquisition remains open in relation to certain loss contingencies of the acquiree for which additional information is being sought.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions, except per share amounts
Revenue:
Continuing operations	$4,371.2	$4,040.7	$13,070.5	$12,157.3
Discontinued operation	—	106.5	—	293.7
Total	$4,371.2	$4,147.2	$13,070.5	$12,451.0

Net earnings (loss) attributable to Liberty Global shareholders	$(830.1)	$(56.9)	$(1,157.2)	$270.1
Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share	$(2.09)	$(0.14)	$(2.90)	$0.65

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 include revenue of $1,587.4 million and $1,988.7 million, respectively, and net losses of $761.9 million and $757.2 million, respectively, attributable to Virgin Media.

Discontinued Operation

Austar. On May 23, 2012, we completed the sale of Austar, which is reflected as a discontinued operation in our condensed consolidated statement of operations and our condensed consolidated statement of cash flows for the nine months ended September 30, 2012. The operating results of Austar for the nine months ended September 30, 2012 are summarized in the following table:

Nine months ended September 30, 2012 (a)
in millions

Revenue	$293.7
Operating income	$78.7
Earnings before income taxes and noncontrolling interests	$49.6
Income tax expense	$(14.1)
Earnings from discontinued operation attributable to Liberty Global shareholders, net of taxes	$15.6
_______________

(a)	Represents the operating results of Austar through May 23, 2012, the date the sale of Austar was completed.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(3)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2013	December 31, 2012
	in millions
Fair value:
Ziggo (a):
Not subject to re-use rights (33.9 million shares)	$1,373.9	$—
Subject to re-use rights (23.1 million shares)	935.4	—
Total — Ziggo	2,309.3	—
Sumitomo (b)	614.5	579.7
Other (c)	382.2	368.2
Total — fair value	3,306.0	947.9
Equity	0.6	1.7
Cost	0.5	0.5
Total	$3,307.1	$950.1
_______________

(a)
During the first nine months of 2013, we acquired an aggregate of 57,000,738 shares of Ziggo N.V. (Ziggo), a publicly-traded company in the Netherlands, at an average price of €26.40 ($35.73) per share, for a total investment of €1,505.0 million ($2,036.5 million). Ziggo is the largest cable operator in the Netherlands in terms of customers. As a result of these investments, we effectively owned 28.5% of the outstanding shares of Ziggo at September 30, 2013. At September 30, 2013, the market price of Ziggo shares was €29.94 ($40.51) per share. In April 2013, LGE HoldCo V BV (LGE HoldCo), our wholly-owned subsidiary, entered into a limited recourse margin loan agreement (the Ziggo Margin Loan) with respect to a portion of our investment in Ziggo, and in July 2013, we entered into a share collar (the Ziggo Collar) and secured borrowing arrangement (the Ziggo Collar Loan) with respect to a portion of our owned Ziggo shares. All but 4,743,738 of the Ziggo shares that we owned at September 30, 2013 were pledged as collateral under one or the other of these two arrangements. During the second and third quarters of 2013, we received aggregate cash dividends from Ziggo of $78.4 million after taking into account the impact of the Ziggo Collar. For additional information regarding the Ziggo Collar Loan and the Ziggo Collar, including a description of the related re-use rights and the impact on the dividends we receive on our Ziggo shares, see note 4. For additional information concerning the Ziggo Margin Loan, see note 7.

(b)
At September 30, 2013, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at September 30, 2013. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(c)	Includes various fair value investments, the most significant of which is our 17.0% interest in Canal+ Cyfrowy S.A., a privately-held DTH operator in Poland.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2013			December 31, 2012
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$183.9	$510.0	$693.9	$191.3	$467.1	$658.4
Equity-related derivative instruments (c)	—	454.8	454.8	—	594.6	594.6
Foreign currency forward contracts	0.9	0.4	1.3	0.7	0.4	1.1
Other	1.6	3.2	4.8	1.3	3.0	4.3
Total	$186.4	$968.4	$1,154.8	$193.3	$1,065.1	$1,258.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$649.1	$1,958.2	$2,607.3	$543.2	$2,156.3	$2,699.5
Equity-related derivative instruments (c)	15.9	14.6	30.5	21.6	—	21.6
Foreign currency forward contracts	8.2	5.4	13.6	4.5	3.6	8.1
Other	1.8	1.3	3.1	0.6	0.7	1.3
Total	$675.0	$1,979.5	$2,654.5	$569.9	$2,160.6	$2,730.5
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of September 30, 2013 and December 31, 2012, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $17.7 million and $17.2 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $201.8 million and $156.5 million, respectively. The adjustments to our derivative assets relate to the risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $85.1 million and $39.6 million during the three and nine months ended September 30, 2013, respectively, and net losses of $29.9 million and $78.2 million during the three and nine months ended September 30, 2012, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(c)
The fair value of our equity-related derivative instruments relates to (i) the Virgin Media Capped Calls, as defined and described below, (ii) the Ziggo Collar, and (iii) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company. The fair values of the Ziggo Collar and the Sumitomo Collar do not include credit risk valuation adjustments as we have assumed that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the secured borrowing arrangements of the Ziggo Collar and Sumitomo Collar.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	in millions

Continuing operations:
Cross-currency and interest rate derivative contracts	$(727.2)	$(281.7)	$(384.2)	$(591.3)
Equity-related derivative instruments:
Sumitomo Collar	(34.3)	47.9	(174.3)	(11.7)
Ziggo Collar	(65.7)	—	(65.7)	—
Other	5.8	—	(3.8)	—
Total equity-related derivative instruments	(94.2)	47.9	(243.8)	(11.7)
Foreign currency forward contracts	(55.3)	(2.8)	(56.4)	(12.5)
Other	0.4	(0.6)	(0.8)	1.6
Total — continuing operations	$(876.3)	$(237.2)	$(685.2)	$(613.9)
Discontinued operation	$—	$—	$—	$4.6

The net cash received or paid related to each of our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash inflows (outflows) are as follows:

	Nine months ended
	September 30,
	2013	2012
	in millions
Continuing operations:
Operating activities	$(393.4)	$(452.8)
Investing activities	(66.6)	23.7
Financing activities	537.0	(113.1)
Total — continuing operations	$77.0	$(542.2)
Discontinued operation	$—	$(6.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

we entered into master netting arrangements with any of our counterparties. At September 30, 2013, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $566.9 million.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
February 2022	$1,400.0		£873.6	5.01%	5.35%
June 2020	$1,384.6		£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
October 2020	$1,370.4		£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
January 2018	$1,000.0		£615.7	6.50%	7.02%
October 2019	$500.0		£302.3	8.38%	9.02%
April 2019	$291.5		£186.2	5.38%	5.49%
November 2016 (b)	$55.0		£27.7	6.50%	7.03%
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
November 2019	$500.0		€362.9	7.25%	7.74%
January 2015 - July 2021	$312.0		€240.0	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
October 2017	$200.0		€145.7	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.33%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
September 2014 - July 2021	$128.0		€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
January 2015 - July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
December 2014	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
December 2014 - December 2016	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
December 2014	€305.8	CZK	8,818.7	5.48%	5.47%
January 2015	€60.0	CZK	1,703.1	5.50%	6.05%
January 2015 - January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
January 2015	€260.0	HUF	75,570.0	5.50%	9.40%
January 2015 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2015	€245.0	PLN	1,000.6	5.50%	7.60%
January 2015 - January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
December 2014	€155.5	PLN	605.0	5.50%	7.33%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0		€688.2	5.50%	5.58%
March 2019	$459.3		€326.5	7.50%	7.98%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

(b)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments.  Accordingly, the only cash flows associated with these instruments are interest payments and receipts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at September 30, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
January 2021	$500.0		£308.9	5.25%	6 mo. GBP LIBOR + 1.94%
UPC Broadband Holding:
July 2018	$525.0		€396.3	6 mo. LIBOR + 1.99%	6.25%
September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
December 2014	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2014 - July 2018	$300.0		€226.5	6 mo. LIBOR + 2.58%	6.80%
December 2016	$296.6		€219.8	6 mo. LIBOR + 3.50%	6.75%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR:
September 2014	$441.8	CLP	244,508.6	6 mo. LIBOR + 3.00%	11.16%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021		£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015		£600.0	6 mo. GBP LIBOR	2.86%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2014		€2,750.0	1 mo. EURIBOR + 3.76%	6 mo. EURIBOR + 3.52%
December 2014		€1,471.5	6 mo. EURIBOR	3.55%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021		€750.0	6 mo. EURIBOR	2.57%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 - January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
December 2013		€90.5	6 mo. EURIBOR	0.90%
December 2014	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
Telenet International Finance S.a.r.l (Telenet International):
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
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
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of September 30, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	September 30, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (b):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€1.7	6.50%
December 2017	€1.7	5.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of September 30, 2013, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

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

	September 30, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR floor rate (b)	EURIBOR cap rate (c)
	in millions
UPC Broadband Holding:
January 2015 - January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	2.00%	4.00%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of September 30, 2013, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

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

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of 0.7354 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	September 30, 2013
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Equity-Related Derivative Instruments

Virgin Media Capped Calls. During 2010, Virgin Media entered into conversion hedges (the Virgin Media Capped Calls) with respect to the VM Convertible Notes, as defined and described in note 7, in order to offset a portion of the dilutive effects associated with conversion of the VM Convertible Notes. We account for the Virgin Media Capped Calls at fair value using a binomial pricing model and changes in fair value are reported in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.

As further described in note 7, most of the VM Convertible Notes were exchanged for Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture (as defined in note 7). Accordingly, during the third quarter of 2013, we settled 93.8% of the notional amount of the Virgin Media Capped Calls for cash proceeds of $534.8 million.

Ziggo Collar and Secured Borrowing. In July 2013, our wholly-owned subsidiary, Liberty Global Incorporated Limited (Liberty Global Limited), paid a net option premium of €38.6 million ($51.0 million at the transaction date) to enter into a collar transaction with respect to 24,957,000 Ziggo shares. The Ziggo Collar is comprised of (i) purchased put options exercisable by Liberty Global Limited and (ii) sold call options exercisable by the counterparty. The Ziggo Collar effectively hedges the value of a portion of our investment in Ziggo shares from significant losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our investment in Ziggo, see note 3.

The Ziggo Collar and related agreements also provided Liberty Global Limited with the ability to effectively finance the purchase of certain of its Ziggo shares pursuant to the Ziggo Collar Loan. In this regard, in July 2013, we borrowed €617.1 million ($816.4 million at the transaction date) under the Ziggo Collar Loan, including €486.4 million ($643.5 million at the transaction date) of non-cash borrowings that were used to finance the acquisition of Ziggo shares. Borrowings under the Ziggo Collar Loan are secured by 24,957,000 shares of Ziggo that have been placed into a custody account. The Ziggo Collar Loan was issued at a discount with a zero coupon rate and an average implied yield of 45 basis points. The Ziggo Collar Loan, which has an average maturity of three years and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events. The counterparty to the Ziggo Collar has the right to re-use most of the Ziggo shares

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

held in the custody account (up to an estimated 23.1 million shares at September 30, 2013), but we have the right to recall the shares that are re-used by the counterparty. In addition, the counterparty retains dividends on the Ziggo shares that the counterparty would need to borrow from the custody account to hedge its exposure under the Ziggo Collar (an estimated 18.3 million shares at September 30, 2013).

We account for our equity-related derivative instruments at fair value with changes in fair value reported in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations.

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2013:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$639.0		€473.8	October 2013 - October 2014
LGE Financing		€279.2		£235.0	October 2013
UPC Holding		$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding		$3.3	CZK	64.1	October 2013 - October 2014
UPC Broadband Holding		€58.4	CHF	71.9	October 2013 - October 2014
UPC Broadband Holding		€19.5	CZK	504.8	October 2013 - October 2014
UPC Broadband Holding		€18.2	HUF	5,525.0	October 2013 - October 2014
UPC Broadband Holding		€52.0	PLN	229.2	October 2013 - October 2014
UPC Broadband Holding		£3.0		€3.5	October 2013 - July 2014
UPC Broadband Holding	CHF	16.5		€13.5	October 2013
UPC Broadband Holding	CZK	300.0		€11.7	October 2013
UPC Broadband Holding	HUF	4,500.0		€15.0	October 2013
UPC Broadband Holding	PLN	75.0		€17.8	October 2013
UPC Broadband Holding	RON	35.0		€7.8	October 2013
Telenet NV		$40.5		€30.7	October 2013 - September 2014
VTR		$28.0	CLP	14,197.5	October 2013 - September 2014

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2013 likely will not represent the value that will be realized upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the historical and forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the nine months ended September 30, 2013, no such transfers were made.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)
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

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the September 30, 2013 valuations of our equity-related derivatives, we used estimated volatilities ranging from 23% to 37%. Based on the September 30, 2013 market prices for Sumitomo common stock and Liberty Global ordinary shares, changes in forecasted volatilities currently would not have significant impacts on the respective valuations of the Sumitomo Collar and the Virgin Media Capped Calls.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2013, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Virgin Media Acquisition. We used a discount rate of 9.0% for our preliminary valuation of the customer relationships acquired as a result of this acquisition. For additional information, see note 2.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2013 using:
Description	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$693.9	$—	$693.9	$—
Equity-related derivative instruments	454.8	—	—	454.8
Foreign currency forward contracts	1.3	—	1.3	—
Other	4.8	—	4.8	—
Total derivative instruments	1,154.8	—	700.0	454.8
Investments	3,306.0	2,923.7	—	382.3
Total assets	$4,460.8	$2,923.7	$700.0	$837.1

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,607.3	$—	$2,607.3	$—
Equity-related derivative instruments	30.5	—	—	30.5
Foreign currency forward contracts	13.6	—	13.6	—
Other	3.1	—	3.1	—
Total liabilities	$2,654.5	$—	$2,624.0	$30.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2013	$368.2	$573.0	$941.2
Additions (a)	—	617.8	617.8
Cash settlements of Virgin Media Capped Calls	—	(534.8)	(534.8)
Gains (losses) included in net loss (b):
Realized and unrealized losses on derivative instruments, net	—	(243.8)	(243.8)
Realized and unrealized gains due to changes in fair values of certain investments, net	15.1	—	15.1
Foreign currency translation adjustments and other, net	(1.0)	12.1	11.1
Balance of net assets at September 30, 2013	$382.3	$424.3	$806.6

_______________

(a)
Amount includes (i) $566.8 million representing the estimated fair value of the Virgin Media Capped Calls on June 7, 2013 and (ii) $51.0 million representing premiums paid associated with the Ziggo Collar.

(b)
Substantially all of the net gains (losses) recognized during the first nine months of 2013 relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2013	December 31, 2012
	in millions

Distribution systems	$24,619.6	$15,372.3
Customer premises equipment	6,094.6	4,162.6
Support equipment, buildings and land	3,534.0	2,282.1
	34,248.2	21,817.0
Accumulated depreciation	(10,517.7)	(8,379.4)
Total property and equipment, net	$23,730.5	$13,437.6

During the nine months ended September 30, 2013 and 2012, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $108.3 million and $45.5 million, respectively. In addition, during the nine months ended September 30, 2013 and 2012, we recorded non-cash increases related to vendor financing arrangements of $366.0 million and $152.3 million, respectively, which amounts exclude related value-added taxes of $28.9 million and $20.7 million, respectively, that were also financed by our vendors under these arrangements.

In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and certain third-party wireless access arrangements.  During the second quarter of 2013, we began exploring strategic alternatives with respect to VTR Wireless' mobile operations, including alternatives that involved the use of expanded mobile virtual network operator (MVNO) arrangements.  Effective April 1, 2013, we reduced the useful lives of VTR Wireless' network equipment to reflect our then expectation that we would enter into a new MVNO arrangement and cease use of VTR Wireless’ mobile network during the fourth quarter of 2013.  In September 2013, (i) VTR Wireless completed the process of migrating all of its mobile traffic to a third-party wireless network pursuant to its existing roaming agreement and (ii) we ceased use of VTR Wireless’ mobile network, which resulted in a further reduction in the useful lives of VTR Wireless’ network equipment.  As a result of the aforementioned reductions in useful lives, VTR Wireless recognized aggregate incremental depreciation expense of $42.4 million and $55.4 million during the second and third quarters of 2013, respectively.  In connection with the foregoing, we have (i) included the principal amount due under the VTR Wireless Bank Facility (as defined in note 7) in the current portion of debt and capital lease obligations in our September 30, 2013 condensed consolidated balance sheet and (ii) recorded restructuring charges totaling $79.8 million during the third quarter of 2013. These restructuring charges include the discounted amount of the remaining payments due under VTR Wireless’ tower and real estate operating leases and, to a lesser extent, the discounted amount of the remaining payments to be incurred in connection with the removal of VTR Wireless’ equipment from the associated towers. For additional information, see note 11.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2013 are set forth below:

	January 1, 2013	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2013
		in millions
European Operations Division:
U.K. (Virgin Media)	$—	$9,020.2	$376.0	$9,396.2
Germany (Unitymedia KabelBW)	3,770.3	—	95.4	3,865.7
Belgium (Telenet)	2,158.3	—	54.6	2,212.9
The Netherlands	1,206.2	—	30.6	1,236.8
Switzerland	3,107.9	0.1	33.0	3,141.0
Other Western Europe	1,031.5	—	28.0	1,059.5
Total Western Europe	11,274.2	9,020.3	617.6	20,912.1
Central and Eastern Europe	1,509.5	—	0.6	1,510.1
Total European Operations Division	12,783.7	9,020.3	618.2	22,422.2
Chile (VTR Group)	558.0	—	(28.9)	529.1
Corporate and other	535.9	75.9	2.5	614.3
Total	$13,877.6	$9,096.2	$591.8	$23,565.6

In the case of two of our smaller reporting units (our broadband communications operations in Puerto Rico and Chellomedia’s programming operations in central and eastern Europe), a hypothetical decline of 20% or more in the fair value of either of these reporting units could result in the need to record a goodwill impairment charge based on the results of our October 1, 2012 goodwill impairment test. At September 30, 2013, the goodwill associated with these Puerto Rico and Chellomedia reporting units was $349.3 million and $31.2 million, respectively. As further described in note 15, Chellomedia’s programming operations in central and eastern Europe are included in an asset group that we have agreed to sell to a third party for a purchase price that would result in our recognition of a gain upon completion of the disposition.

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

At September 30, 2013 and December 31, 2012 and based on exchange rates as of those dates, the amount of our accumulated goodwill impairments was $281.0 million and $274.8 million, respectively. These amounts include accumulated impairments related to our broadband communications operations in Romania, which are included within the European Operations Division’s Central and Eastern Europe segment, and Chellomedia’s programming operations in central and eastern Europe, which are included in our corporate and other category.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$8,203.5	$(2,272.7)	$5,930.8	$4,117.5	$(1,780.0)	$2,337.5
Other	389.4	(171.6)	217.8	379.3	(135.5)	243.8
Total	$8,592.9	$(2,444.3)	$6,148.6	$4,496.8	$(1,915.5)	$2,581.3

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $74.6 million at September 30, 2013. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2013						Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)			Estimated fair value (c)
		Borrowing currency		U.S. $ equivalent	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
		in millions
Debt:
VM Credit Facility	3.77%		£660.0	$1,068.1	$4,334.8	$—	$4,315.0	$—
VM Notes	6.36%		—	—	8,973.7	—	9,038.4	—
VM Convertible Notes (e)	6.50%		—	—	153.3	—	57.7	—
UPC Broadband Holding Bank Facility	3.73%		€1,046.2	1,415.7	5,622.8	5,494.4	5,598.5	5,466.8
UPC Holding Senior Notes	7.52%		—	—	3,174.5	3,190.0	3,047.8	2,905.9
UPCB SPE Notes	6.88%		—	—	4,475.2	4,502.3	4,187.2	4,145.2
Unitymedia KabelBW Notes	7.04%		—	—	7,785.0	7,416.5	7,488.9	6,815.5
Unitymedia KabelBW Revolving Credit Facilities	3.23%		€417.5	565.0	—	—	—	—
Telenet Credit Facility	3.62%		€158.0	213.8	1,917.2	1,860.0	1,900.7	1,853.7
Telenet SPE Notes	5.92%		—	—	2,797.3	2,777.6	2,707.5	2,641.0
Sumitomo Collar Loan	1.88%		—	—	1,007.4	1,175.1	957.3	1,083.6
Ziggo Collar Loan (f)	0.45%		—	—	835.9	—	835.7	—
Liberty Puerto Rico Bank Facility (g)	6.88%		$25.0	25.0	658.4	667.0	656.4	663.9
Ziggo Margin Loan	3.08%		—	—	622.4	—	622.4	—
Vendor financing (h)	3.58%		—	—	418.1	276.8	418.1	276.8
Other	8.49%	CLP	585.0	1.2	317.7	282.5	317.7	282.5
Total debt	5.57%			$3,288.8	$43,093.7	$27,642.2	42,149.3	26,134.9

Capital lease obligations:
Unitymedia KabelBW							941.0	937.1
Telenet							441.9	405.1
Virgin Media							402.3	—
Other subsidiaries							67.2	47.4
Total capital lease obligations							1,852.4	1,389.6
Total debt and capital lease obligations							44,001.7	27,524.5
Current maturities							(854.1)	(363.5)
Long-term debt and capital lease obligations							$43,147.6	$27,161.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was approximately 6.7% at September 30, 2013.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2013, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At September 30, 2013, our availability under the UPC Broadband Holding Bank Facility (as defined and described below), the VM Credit Facility (as defined and described below), Unitymedia KabelBW’s revolving credit facilities, the CLP 60.0 billion ($118.8 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility) and the bank credit facility of Liberty Puerto Rico (the Liberty Puerto Rico Bank Facility) was limited to €365.5 million ($494.6 million), £501.4 million ($811.5 million), €80.0 million ($108.3 million), CLP 585.0 million ($1.2 million) and $14.6 million, respectively. When the relevant September 30, 2013 compliance reporting requirements have been completed and assuming no changes from September 30, 2013 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility, the VM Credit Facility and the Liberty Puerto Rico Bank Facility will be limited to €432.3 million ($585.0 million), £622.0 million ($1,006.6 million) and $25.0 million, respectively. In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. When the relevant September 30, 2013 compliance reporting requirements have been completed and assuming no changes from September 30, 2013 borrowing levels, these restrictions are not expected to impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that we anticipate that only £60.7 million ($98.2 million) and €117.4 million ($158.9 million) of the borrowing capacity of Virgin Media and Unitymedia KabelBW, respectively, and none of the liquidity of Liberty Puerto Rico will be available under these tests to be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global.  No amounts were available to be loaned or distributed by these subsidiaries at September 30, 2013.

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

(e)
The $2,716.8 million fair value of the VM Convertible Notes (as defined and described below) on the date of the Virgin Media Acquisition includes $1,056.8 million that we allocated to a debt component and $1,660.0 million that we allocated to an equity component. See the related discussion below for additional information. The amount reported in the estimated fair value column for the VM Convertible Notes represents the estimated fair value of the remaining VM Convertible Notes outstanding as of September 30, 2013, including both the debt and equity components.

(f)	For information regarding the Ziggo Collar Loan, see note 4.

(g)
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At September 30, 2013 and December 31, 2012, the amounts owed pursuant to these arrangements include $33.2 million and $29.1 million, respectively, of value-added taxes that were paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

VM Credit Facility

On June 7, 2013, VMIH, together with certain other subsidiaries of Virgin Media as borrowers and guarantors (the Virgin Media Borrowing Group) entered into a new senior secured credit facility agreement (the VM Credit Facility), pursuant to which the lenders thereunder agreed to provide the borrowers with (i) a £375.0 million ($606.9 million) term loan (VM Facility A), (ii) a $2,755.0 million term loan (VM Facility B), (iii) a £600.0 million ($971.0 million) term loan (VM Facility C) and (iv) a £660.0 million ($1,068.1 million) revolving credit facility (the VM Revolving Facility). With the exception of the VM Revolving Facility, all available amounts were borrowed under the VM Credit Facility in June 2013.

The VM Credit Facility requires that certain members of the Virgin Media Borrowing Group that generate not less than 80% of such group's EBITDA (as defined in the VM Credit Facility) in any financial year, guarantee the payment of all sums payable under the VM Credit Facility and such group members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower.

In addition to mandatory prepayments which must be made for certain disposal proceeds (subject to certain de minimis thresholds), the lenders may cancel their commitments and declare the loans due and payable after 30 business days following the occurrence of a change of control in respect of VMIH, subject to certain exceptions.

The VM Credit Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand. The VM Credit Facility contains certain representations and warranties customary for facilities of this type, which are subject to exceptions, baskets and materiality qualifications.

The VM Credit Facility restricts the ability of certain members of the Virgin Media Borrowing Group to, among other things, (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions and (iii) create certain security interests over their assets, in each case, subject to carve-outs from such limitations.

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

In addition to customary default provisions, the VM Credit Facility provides that any event of default with respect to indebtedness of £50.0 million ($80.9 million) or more in the aggregate of Virgin Media Finance PLC (Virgin Media Finance), a wholly-owned subsidiary of Virgin Media, and its subsidiaries is an event of default under the VM Credit Facility.

The VM Credit Facility permits certain members of the Virgin Media Borrowing Group to make certain distributions and restricted payments to its parent company (and indirectly to Liberty Global) through loans, advances or dividends subject to compliance with applicable covenants.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

The details of our borrowings under the VM Credit Facility are summarized in the following table:

		September 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity (a)	Carrying value (b)
			in millions

A	June 7, 2019	LIBOR + 3.25%	£375.0	$—	$606.9
B	June 7, 2020	LIBOR + 2.75% (c)	$2,755.0	—	2,741.8
C	June 7, 2020	LIBOR + 3.75% (c)	£600.0	—	966.3
Revolving Facility	June 7, 2019	LIBOR + 3.25%	£660.0	1,068.1	—
Total				$1,068.1	$4,315.0
 _______________

(a)
At September 30, 2013, our availability was limited to £501.4 million ($811.5 million). When the relevant September 30, 2013 compliance reporting requirements have been completed and assuming no changes from September 30, 2013 borrowing levels, we anticipate that our availability will be limited to £622.0 million ($1,006.6 million). The VM Revolving Facility has a commitment fee on unused and uncanceled balances of 1.3% per year.

(b)	The carrying values of VM Facilities B and C include the impact of discounts.

(c)	VM Facilities B and C have a LIBOR floor of 0.75%.

VM Notes

At September 30, 2013, the following senior notes of certain Virgin Media subsidiaries were outstanding:

•
$507.1 million principal amount of 8.375% senior notes (the 2019 VM Dollar Senior Notes) and £253.5 million ($410.3 million) principal amount of 8.875% senior notes (the 2019 VM Sterling Senior Notes and, together with the 2019 VM Dollar Senior Notes, the 2019 VM Senior Notes). The 2019 VM Senior Notes were issued by Virgin Media Finance;

•
$1.0 billion principal amount of 6.50% senior secured notes (the 2018 VM Dollar Senior Secured Notes) and £875.0 million ($1,416.1 million) principal amount of 7.0% senior secured notes (the 2018 VM Sterling Senior Secured Notes and, together with the 2018 VM Dollar Senior Secured Notes, the 2018 VM Senior Secured Notes). The 2018 VM Senior Secured Notes were issued by Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media;

•
$447.9 million principal amount of 5.25% senior secured notes (the January 2021 VM Dollar Senior Secured Notes) and £628.4 million ($1,017.0 million) principal amount of 5.50% senior secured notes (the January 2021 VM Sterling Senior Secured Notes and, together with the January 2021 VM Dollar Senior Secured Notes, the January 2021 VM Senior Secured Notes). The January 2021 VM Senior Secured Notes were issued by Virgin Media Secured Finance;

•	$95.0 million principal amount of 5.25% senior notes (the 2022 VM 5.25% Dollar Senior Notes);

•
$118.7 million principal amount of 4.875% senior notes (the 2022 VM 4.875% Dollar Senior Notes) and £44.1 million ($71.4 million) principal amount of 5.125% senior notes (the 2022 VM Sterling Senior Notes and, together with the 2022 VM 4.875% Dollar Senior Notes and the 2022 VM 5.25% Dollar Senior Notes, the 2022 VM Senior Notes). The 2022 VM Senior Notes were issued by Virgin Media Finance;

•
$1.0 billion principal amount of 5.375% senior secured notes (the April 2021 VM Dollar Senior Secured Notes) and £1.1 billion ($1.8 billion) principal amount of 6.0% senior secured notes (the April 2021 VM Sterling Senior Secured Notes and, together with the April 2021 VM Dollar Senior Secured Notes, the April 2021 VM Senior Secured Notes); and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

•
$530.0 million principal amount of 6.375% senior notes (the 2023 VM Dollar Senior Notes) and £250.0 million ($404.6 million) principal amount of 7.0% senior notes (the 2023 VM Sterling Senior Notes and, together with the 2023 VM Dollar Senior Notes, the 2023 VM Senior Notes).

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

The 2018 VM Senior Secured Notes, the January 2021 VM Senior Secured Notes and the April 2021 VM Senior Secured Notes are collectively referred to as the “VM Senior Secured Notes.” The 2019 VM Senior Notes, the 2022 VM Senior Notes and the 2023 VM Senior Notes are collectively referred to as the “VM Senior Notes” (and together with the VM Senior Secured Notes, the VM Notes).

Under the terms of the applicable indentures, the completion of the Virgin Media Acquisition represented a “Change of Control” event that required Virgin Media Secured Finance and Virgin Media Finance, as applicable, to offer to repurchase the January 2021 VM Senior Secured Notes and the 2022 VM Senior Notes at a repurchase price of 101% of par. In this regard, on June 11, 2013, Virgin Media Secured Finance and Virgin Media Finance, as applicable, redeemed (i) $52.1 million of the January 2021 VM Dollar Senior Secured Notes, (ii) £21.6 million ($35.0 million) of the January 2021 VM Sterling Senior Secured Notes, (iii) $405.0 million of the 2022 VM 5.25% Dollar Senior Notes, (iv) $781.3 million of the 2022 VM 4.875% Dollar Senior Notes and (v) £355.9 million ($576.0 million) of the 2022 VM Sterling Senior Notes. With respect to the 2019 VM Senior Notes and the 2018 VM Senior Secured Notes, Virgin Media previously had obtained consent from holders of such notes to waive its repurchase obligations under the respective indentures related to the “Change of Control” provisions. The Virgin Media Acquisition did not constitute a “Change of Control” event under the indentures governing the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

The details of the VM Notes are summarized in the following table:

			September 30, 2013
			Outstanding principal amount
VM Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2018 VM Dollar Senior Secured Notes	January 15, 2018	6.500%	$1,000.0	$1,000.0	$1,042.5	$1,045.2
2018 VM Sterling Senior Secured Notes	January 15, 2018	7.000%	£875.0	1,416.1	1,479.7	1,484.5
2019 VM Dollar Senior Notes	October 15, 2019	8.375%	$507.1	507.1	551.5	559.4
2019 VM Sterling Senior Notes	October 15, 2019	8.875%	£253.5	410.3	446.4	450.8
January 2021 VM Dollar Senior Secured Notes	January 15, 2021	5.250%	$447.9	447.9	437.8	462.7
January 2021 VM Sterling Senior Secured Notes	January 15, 2021	5.500%	£628.4	1,017.0	1,023.9	1,033.4
April 2021 VM Dollar Senior Secured Notes	April 15, 2021	5.375%	$1,000.0	1,000.0	978.8	1,000.0
April 2021 VM Sterling Senior Secured Notes	April 15, 2021	6.000%	£1,100.0	1,780.1	1,812.4	1,780.1
2022 VM 5.25% Dollar Senior Notes	February 15, 2022	5.250%	$95.0	95.0	93.1	95.9
2022 VM 4.875% Dollar Senior Notes	February 15, 2022	4.875%	$118.7	118.7	100.1	119.7
2022 VM Sterling Senior Notes	February 15, 2022	5.125%	£44.1	71.4	66.8	72.1
2023 VM Dollar Senior Notes	April 15, 2023	6.375%	$530.0	530.0	529.0	530.0
2023 VM Sterling Senior Notes	April 15, 2023	7.000%	£250.0	404.6	411.7	404.6
				$8,798.2	$8,973.7	$9,038.4
_______________

(a)	Amounts include the impact of premiums and discounts, where applicable, including amounts recorded in connection with the acquisition accounting for the Virgin Media Acquisition.

The VM Senior Notes are unsecured senior obligations of Virgin Media Finance that rank equally with all of the existing and future senior debt of Virgin Media Finance and are senior to all existing and future subordinated debt of Virgin Media Finance. The VM Senior Notes are guaranteed on a senior basis by Virgin Media and certain of its subsidiaries, and on a senior subordinated basis by VMIH and Virgin Media Investments Limited.

The VM Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The VM Senior Secured Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media (the VM Senior Secured Guarantors), and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the VM Senior Secured Guarantors (except for Virgin Media).

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

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

As a result of the application of acquisition accounting in connection with the Virgin Media Acquisition, the $2,716.8 million estimated fair value of the VM Convertible Notes at June 7, 2013 was allocated between the respective debt and equity components. The portion allocated to the debt component of $1,056.8 million was measured based on the estimated fair value of a debt instrument that has the same terms as the VM Convertible Notes without the conversion feature. The amount allocated to the debt component resulted in a premium to the principal amount of the VM Convertible Notes. The $1,660.0 million portion allocated to the equity component was recorded as an increase to additional paid-in capital in our condensed consolidated statement of equity.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

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

As of September 30, 2013, an aggregate of $944.2 million principal amount of VM Convertible Notes had been exchanged following the Virgin Media Acquisition for 13.1 million Class A and 9.8 million Class C ordinary shares and $885.1 million of cash. The difference between the cash portion of the exchange consideration and the aggregate $998.8 million fair value of the exchanged VM Convertible Notes on the exchange dates resulted in a net adjustment to equity of $113.7 million. No gain or loss on extinguishment was recorded for these exchanges as the debt component of the VM Convertible Notes was measured at fair value shortly before the exchanges pursuant to the application of acquisition accounting in connection with the Virgin Media Acquisition. After giving effect to all exchanges completed, the remaining principal amount outstanding under the VM Convertible Notes was $54.8 million as of September 30, 2013.

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

During the first and second quarters of 2013, UPC Broadband Holding entered into various new additional facility accession agreements under the UPC Broadband Holding Bank Facility that resulted in (i) a new term loan facility (Facility AG) in an aggregate amount of €1,472.4 million ($1,992.4 million), (ii) a new term loan facility (Facility AH) in an aggregate amount of $1,305.0 million, (iii) an increase to the existing Facility AG in an aggregate amount of €82.0 million ($111.0 million) (Facility AG1), (iv) an increase to the existing Facility AE in an aggregate amount of €66.9 million ($90.5 million) (Facility AE1) and (v) a new redrawable term loan facility (Facility AI) in an aggregate amount of €1,016.2 million ($1,375.1 million). In connection with these transactions, certain lenders under existing Facilities R, S, T, U, W and X novated their drawn and undrawn commitments to Liberty Global Services B.V., a wholly-owned subsidiary of UPC Broadband Holding, and entered into Facilities AG, AH, AG1 or AE1, as applicable, and certain lenders under existing Facilities W and AA entered into Facility AI directly. As a result of these transactions, (a) total commitments of €66.2 million ($89.6 million) of Facility R, €655.4 million ($886.9 million) of Facility S and all of Facility U were effectively rolled into Facility AG, (b) all amounts under Facility T and Facility X were effectively rolled into Facility AH, (c) total commitments of €78.4 million ($106.1 million) and €3.6 million ($4.9 million) under Facilities R and S, respectively, were effectively rolled into Facility AG1, (d) total commitments of €35.0 million ($47.4 million) under Facility R were effectively rolled into Facility AE1, (e) undrawn commitments of €31.9 million ($43.2 million) under Facility W were effectively rolled into Facility AE1 and such amount was fully drawn and (f) total undrawn commitments of €112.2 million ($151.8 million) and €904.0 million ($1,223.3 million) under Facilities W and AA, respectively, were effectively rolled into Facility AI. In addition, Facilities W and AA were cancelled. The terms of Facility AG1 and Facility AE1 are substantially the same as those of Facility AG and Facility AE, respectively. At any time during the twelve-month period that began on March 26, 2013 in the case of Facility AG, including Facility AG1, or April 19, 2013 in the case of Facility AH, upon the occurrence of a voluntary prepayment of any or all of Facility AG, including Facility AG1, or Facility AH, UPC Financing Partnership (UPC Financing), a wholly-owned subsidiary of UPC Holding, has agreed to pay a prepayment fee (in addition to the principal amount of the prepayment) in an amount equal to 1.0% of the principal amount of the outstanding Facility AG, including Facility AG1, or Facility AH advance being prepaid, plus accrued

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

and unpaid interest then due on the amount of the outstanding Facility AG, including Facility AG1, or Facility AH advance prepaid to the date of prepayment. In connection with the prepayment of amounts outstanding under Facilities R, S, T, U and X, we recognized losses on debt modification and extinguishment of $11.9 million during the second quarter of 2013 including (1) $7.7 million of third-party costs and (2) $4.2 million associated with the write-off deferred financing costs and an unamortized discount.

The details of our borrowings under the UPC Broadband Holding Bank Facility are summarized in the following table:

		September 30, 2013
Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$40.6	$—
R	December 31, 2015	EURIBOR + 3.25%	€111.0	—	150.2
S	December 31, 2016	EURIBOR + 3.75%	€545.5	—	738.2
V (d)	January 15, 2020	7.625%	€500.0	—	676.6
Y (d)	July 1, 2020	6.375%	€750.0	—	1,014.8
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE	December 31, 2019	EURIBOR + 3.75%	€602.5	—	815.2
AF	January 31, 2021	LIBOR + 3.00% (e)	$500.0	—	494.9
AG	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	2,098.5
AH	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,301.5
AI	April 30, 2019	EURIBOR + 3.25%	€1,016.2	1,375.1	—
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,191.4)
Total				$1,415.7	$5,598.5
 _______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at September 30, 2013 without giving effect to the impact of discounts.

(b)
At September 30, 2013, our availability was limited to €365.5 million ($494.6 million). When the relevant September 30, 2013 compliance reporting requirements have been completed and assuming no changes from September 30, 2013 borrowing levels, we anticipate that our availability will be limited to €432.3 million ($585.0 million). Facility Q and Facility AI have commitment fees on unused and uncancelled balances of 0.75% and 1.3% per year, respectively.

(c)	The carrying values of Facilities AF, AG, and AH include the impact of discounts.

(d)
The UPCB SPE Notes were issued by certain special purpose entities (the UPCB SPEs) that were created for the primary purpose of facilitating the offering of certain senior secured notes (the UPCB SPE Notes). The proceeds from the UPCB SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD (each a UPCB Funded Facility), with UPC Financing as the borrower. Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB Funded Facility in order to service its payment obligations under its UPCB SPE Notes. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and Liberty Global, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in our condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(e)	Facilities AF and AH have LIBOR floors of 1.00% and 0.75%, respectively.

UPC Holding Senior Notes

On March 26, 2013, UPC Holding issued (i) €450.0 million ($608.9 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% Euro Senior Notes) and (ii) CHF 350.0 million ($387.0 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% CHF Senior Notes and, together with the UPC Holding 6.75% Euro Senior Notes, the UPC Holding 6.75% Senior Notes). The UPC Holding 6.75% Senior Notes mature on March 15, 2023.

On April 25, 2013, the net proceeds from the issuance of the UPC Holding 6.75% Senior Notes were used to redeem in full (a) UPC Holding’s €300.0 million ($406.0 million) principal amount of 8.0% senior notes due 2016 (the UPC Holding 8.0% Senior Notes) and (b) UPC Holding’s €400.0 million ($541.3 million) principal amount of 9.75% senior notes due 2018 (the UPC Holding 9.75% Senior Notes). Our obligations with respect to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes were legally discharged with the trustee on March 26, 2013 and March 27, 2013, respectively, in connection with the issuance of the UPC Holding 6.75% Senior Notes. The trustee, in turn, paid all amounts due to the holders of the UPC Holding 8.0% Senior Notes and UPC Holding 9.75% Senior Notes on April 25, 2013. We incurred aggregate debt extinguishment losses of $85.5 million during the first quarter of 2013, which include (i) $35.6 million of redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, as described above.

The UPC Holding 6.75% Senior Notes are senior obligations that rank equally with all of the existing and future senior debt of UPC Holding and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding 6.75% Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. In addition, the UPC Holding 6.75% Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($67.7 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the indenture governing the UPC Holding 6.75% Senior Notes (the UPC Holding 6.75% Senior Notes Indenture)), including UPC Broadband Holding, is an event of default under the UPC Holding 6.75% Senior Notes.

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
September 30, 2013
(unaudited)

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

Unitymedia KabelBW Notes

On April 16, 2013, Unitymedia Hessen and Unitymedia NRW GmbH (together, the UM Senior Secured Notes Issuers) issued €350.0 million ($473.6 million) principal amount of 5.625% senior secured notes due April 15, 2023 (the April 2013 UM Senior Secured Notes).

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Ziggo Margin Loan

On April 26, 2013, LGE HoldCo entered into the Ziggo Margin Loan with a financial institution.  The Ziggo Margin Loan provides for the ability of LGE HoldCo to incur debt through additional facilities, which could be used to fund purchases of additional Ziggo shares up to a maximum of 48.0 million in the aggregate across all facilities. Any amounts borrowed under the Ziggo Margin Loan can be used for general corporate purposes, including distributions and/or loans to other subsidiaries of Liberty Global. Any drawdown under the Ziggo Margin Loan is subject to the satisfaction of certain customary conditions precedent. The Ziggo Margin Loan does not contain any financial covenants and provides for certain adjustment events and customary events of default. The Ziggo Margin Loan includes various lender early termination events (which are subject to materiality and other thresholds), including with respect to delisting of the Ziggo shares, changes to the Ziggo share price and average daily trading volume of the Ziggo shares over a 30-day period and a change of control of LGE HoldCo.

The Ziggo Margin Loan is secured by a pledge agreement over Ziggo shares owned by LGE HoldCo, which provides that LGE HoldCo, prior to an Enforcement Event (as defined in the Ziggo Margin Loan), will be able to exercise voting and consensual rights subject to the terms of the Ziggo Margin Loan, and receive dividends on the Ziggo shares subject to compliance with certain loan to value ratios.

The initial facility under the Ziggo Margin Loan provides for borrowings of up to 65.0% of the value of the Ziggo shares pledged on the date prior to the date of utilization. The initial facility matures on April 26, 2016, and bears interest at a rate of EURIBOR plus 2.85% per annum. In addition to the lender early termination events described above, there is also a requirement for repayment of the initial facility if the loan-to-value ratio is equal to or greater than 80.0% (after taking into account any cash collateral deposited on account for the lenders). On May 30, 2013, the full amount of the initial tranche of the Ziggo Margin Loan was drawn, in the amount of €460.0 million ($622.4 million), and secured with a pledge of 25,300,000 Ziggo shares. On July 24, 2013, we pledged an additional 2,000,000 Ziggo shares as security for the Ziggo Margin Loan.

For information regarding our investment in Ziggo, see note 3.

Maturities of Debt and Capital Lease Obligations

The U.S. dollar equivalents of the maturities of our debt and capital lease obligations as of September 30, 2013 are presented below for the named entity and its subsidiaries, unless otherwise noted:

Debt:

	Virgin Media	UPC Holding (a)	Unitymedia KabelBW	Telenet (b)	Other (c)	Total
	in millions
Year ending December 31:
2013 (remainder of year)	$54.8	$21.4	$4.8	$10.0	$149.9	$240.9
2014	—	282.7	26.6	10.0	59.3	378.6
2015	—	150.2	—	10.0	187.7	347.9
2016	—	738.2	—	145.3	1,446.3	2,329.8
2017	—	—	603.5	593.2	1,106.3	2,303.0
2018	2,416.0	400.0	—	246.8	349.3	3,412.1
Thereafter	10,714.7	11,588.6	6,896.1	3,774.0	—	32,973.4
Total debt maturities	13,185.5	13,181.1	7,531.0	4,789.3	3,298.8	41,985.7
Unamortized premium (discount)	225.6	(43.5)	(10.7)	1.3	(9.1)	163.6
Total debt	$13,411.1	$13,137.6	$7,520.3	$4,790.6	$3,289.7	$42,149.3
Current portion	$57.7	$304.1	$31.4	$10.0	$206.3	$609.5
Noncurrent portion	$13,353.4	$12,833.5	$7,488.9	$4,780.6	$3,083.4	$41,539.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

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

(c)
As further described in note 6, we have reflected the CLP 59.4 billion ($117.7 million) principal amount due under the VTR Wireless Bank Facility in the current portion of debt and capital lease obligations in our condensed consolidated balance sheet as of September 30, 2013.

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2013 (remainder of year)	$24.9	$17.7	$62.0	$8.1	$112.7
2014	99.4	68.0	150.3	13.3	331.0
2015	99.2	65.0	107.5	16.1	287.8
2016	99.2	63.4	58.6	13.5	234.7
2017	99.2	61.7	12.9	7.2	181.0
2018	99.2	58.3	4.5	3.5	165.5
Thereafter	1,179.4	267.9	235.3	27.0	1,709.6
Total principal and interest payments	1,700.5	602.0	631.1	88.7	3,022.3
Amounts representing interest	(759.5)	(160.1)	(228.8)	(21.5)	(1,169.9)
Present value of net minimum lease payments	$941.0	$441.9	$402.3	$67.2	$1,852.4
Current portion	$27.9	$49.0	$153.7	$14.0	$244.6
Noncurrent portion	$913.1	$392.9	$248.6	$53.2	$1,607.8

Non-cash Refinancing Transactions

During the nine months ended September 30, 2013 and 2012, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $5,061.5 million and $3,461.5 million, respectively. We also recorded a $3,557.5 million non-cash increase to our debt as a result of certain financing transactions completed in contemplation of the Virgin Media Acquisition. For additional information, see note 2.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(8)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	in millions

Computed “expected” tax benefit (expense) (a)	$136.3	$(19.4)	$79.5	$50.3
Enacted tax law and rate changes (b)	(371.0)	9.8	(379.7)	9.6
Change in subsidiary tax attributes due to a deemed change in control	6.7	—	(84.7)	—
Non-deductible or non-taxable interest and other expenses	(1.7)	(19.8)	(84.4)	(56.7)
International rate differences (c)	8.7	2.1	51.1	(17.0)
Tax effect of intercompany financing	33.8	—	41.2	—
Non-deductible or non-taxable foreign currency exchange results	(39.6)	0.7	(29.4)	(0.9)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	1.6	(21.5)	(27.6)	(27.5)
Change in valuation allowances	(19.8)	(11.0)	(20.3)	(54.3)
Other, net	16.2	(2.0)	9.1	(9.5)
Total	$(228.8)	$(61.1)	$(445.2)	$(106.0)
_______________

(a)
As a result of the Virgin Media Acquisition, pursuant to which Liberty Global became the publicly-held parent company of the successors by merger of LGI and Virgin Media, our statutory tax rate changed from the U.S. federal income tax rate of 35% to the U.K. statutory income tax rate of 23%. Accordingly, the statutory or “expected” tax rates are 23% for the 2013 periods and 35% for the 2012 periods.

(b)
During the first quarter of 2013, it was announced that the U.K. corporate income tax rate will change to 21% in April 2014 and 20% in April 2015. This change in law was enacted in July 2013, and accordingly, amounts presented for the 2013 periods reflect the impact of these future rate changes.

(c)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.K. for the 2013 periods and outside of the U.S. for the 2012 periods.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

The significant components of our tax loss carryforwards and related tax assets at September 30, 2013 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

U.K.	$22,329.2	$4,465.8	Indefinite
Germany	3,052.9	481.0	Indefinite
The Netherlands	2,960.6	740.2	2013-2022
U.S.	1,805.9	632.7	2014-2033
Luxembourg	1,062.6	310.5	Indefinite
France	658.1	226.6	Indefinite
Ireland	542.1	67.8	Indefinite
Belgium	340.9	115.9	Indefinite
Hungary	321.1	61.0	Indefinite
Chile	270.2	54.0	Indefinite
Romania	83.6	13.4	2016-2020
Puerto Rico	51.6	20.1	2018-2024
Spain	20.3	6.1	2023-2028
Other	38.0	8.3	Various
Total	$33,537.1	$7,203.4

Net operating losses (NOLs) arising from the deduction of share-based compensation are not included in the above table. These NOLs, which aggregated $154.2 million at September 30, 2013, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

Our tax loss carryforwards within each jurisdiction combine all companies’ tax losses (both capital and ordinary losses) in that jurisdiction, however, certain tax jurisdictions limit the ability to offset taxable income of a separate company or different tax group with the tax losses associated with another separate company or group. The majority of the tax losses shown in the above table are not expected to be realized, including certain losses that are limited in use due to change in control or same business tests.

At September 30, 2013, Virgin Media had property and equipment on which future U.K. tax deductions can be claimed of $21.6 billion. The maximum amount of these “capital allowances” that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims. Amounts related to these “capital allowances” are not included in the above table.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

The changes in our unrecognized tax benefits are summarized below:

	Nine months ended
	September 30,
	2013	2012
	in millions

Balance at January 1	$359.7	$400.6
Additions based on tax positions related to the current year	80.9	9.1
Additions for tax positions of prior years	45.8	5.0
Reductions for tax positions of prior years	(10.1)	(107.1)
Foreign currency translation	4.6	0.7
Lapse of statue of limitations	(0.9)	(0.6)
Balance at September 30	$480.0	$307.7

No assurance can be given that any of these tax benefits will be recognized or realized.

As of September 30, 2013, our unrecognized tax benefits included $341.9 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During the next twelve months, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in significant changes to our unrecognized tax benefits related to tax positions taken as of September 30, 2013. In this regard, (i) we expect to record an estimated $20 million to $30 million reduction during the first quarter of 2014 related to the confirmation of the amount of a deduction taken in a prior year and (ii) further significant reductions are possible prior to the end of 2013, the amount of which cannot be reasonably estimated at this time. Other than these issues, we do not expect that any changes in our unrecognized tax benefits during the next twelve months will have a material impact on our unrecognized benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(9)    Equity

Stock Repurchases

During the first nine months of 2013, we purchased a total of 5,606,930 shares of our Liberty Global Class A ordinary shares or LGI Series A common stock at a weighted average price of $73.15 per share and a total of 6,387,900 shares of our Liberty Global Class C ordinary shares or LGI Series C common stock at a weighted average price of $71.60 per share, for an aggregate purchase price of $867.5 million, including direct acquisition costs.

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

On June 11, 2013, we announced that our board of directors authorized a new $3.5 billion stock repurchase program, which effectively replaced our previous repurchase program. Under the new repurchase program, we may acquire from time to time our Class A ordinary shares, Class C ordinary shares, or any combination of Class A and Class C ordinary shares. Share repurchases may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to our repurchase program will depend on a variety of factors, including market conditions and applicable law. The repurchase program may be implemented in conjunction with brokers and other financial institutions with whom we have relationships within certain pre-set parameters and purchases may continue during closed periods in accordance with applicable restrictions. The repurchase program may be suspended or discontinued at any time. As of September 30, 2013, the remaining amount authorized under our most recent stock repurchase program was $2,804.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

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

During the period from June 7, 2013 through June 20, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,512,000 shares of Liberty Global Class A and Class C ordinary shares with exercise prices of $100.00 per share and (ii) purchased call options on an equivalent number of shares of Liberty Global Class A ordinary shares with exercise prices of zero. The aggregate call price that we paid to enter into these contracts was $106.9 million. These call option contracts had default cash settlement terms and, at our election, share settle terms. We initially accounted for the call option contracts as derivative financial instruments as we were unable to elect the share settlement option until Distributable Reserves were created. When the Distributable Reserves were created on June 19, 2013, the derivative asset at that date of $102.2 million was reclassified to additional paid-in capital. The difference between the premium paid and the asset reclassified to equity resulted in a $4.7 million loss that is included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. All of these call option contracts, which expired from June 26, 2013 through July 5, 2013, were settled in shares.

During the period from June 21, 2013 to September 30, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 3,150,915 shares of Liberty Global Class A ordinary shares at exercise prices ranging from $69.66 per share to $81.71 per share and (ii) purchased call options on an equivalent number of shares of Liberty Global Class A ordinary shares with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $234.0 million. Contracts with respect to 2,160,208 shares were settled through the receipt of $131.4 million of cash and 377,930 Liberty Global Class A ordinary shares during the third quarter of 2013 and the remainder will be settled during the fourth quarter of 2013.

Treasury Shares

Prior to the Virgin Media Acquisition, participating executives and other key employees of Virgin Media in the U.K. purchased, at fair value, jointly-held interests in a grantor trust that held shares of Virgin Media’s stock. On June 7, 2013, (i) the Virgin Media shares held by the Virgin Media grantor trust were transferred to a new grantor trust that was then owned by the same participating Virgin Media executives and key employees (the Liberty Global JSOP) and (ii) the Liberty Global JSOP received consideration in connection with the Virgin Media Acquisition of (a) 155,719 Class A ordinary shares, (b) 116,277 Class C ordinary shares and (c) $10.6 million in cash. Whereas the Liberty Global JSOP represents a variable interest entity for which we are the primary beneficiary, we are required by the provisions of GAAP to consolidate the Liberty Global JSOP. Accordingly, the cash held by the Liberty Global JSOP is classified as noncurrent restricted cash and the Liberty Global ordinary shares held by the Liberty Global JSOP are reflected as treasury shares, at cost, in our condensed consolidated balance sheet. The cost of these treasury shares is based on the applicable June 7, 2013 closing market prices of our Class A and Class C ordinary shares.

During the third quarter of 2013, certain participants exercised a portion of their interests in the Liberty Global JSOP, resulting in an aggregate distribution of (i) 67,283 Class A ordinary shares, (ii) 50,328 Class C ordinary shares and (iii) $1.5 million in cash.

The Liberty Global JSOP trustee will return to us any cash or shares underlying awards that do not vest, and will return any dividends on the shares in the trust to our company until the awards are exercised. The Liberty Global JSOP trustee will vote shares in the trust in proportion to the votes of other shareholders of Liberty Global until the awards vest.

Other

Telenet Tender. On December 17, 2012, following approval by the Belgian Financial Services and Markets Authority, Binan Investments B.V. (Binan), our wholly-owned subsidiary, launched a voluntary and conditional cash public offer (the Telenet Tender)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

for (i) all of Telenet’s issued shares that Binan did not already own or that were not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). In connection with the launch of the Telenet Tender, we were required to place €1,142.5 million ($1,464.1 million at the transaction date) of cash into a restricted account to secure a portion of the aggregate offer consideration that was not secured by a €925.0 million ($1,251.7 million) facility agreement entered into in October 2012 in anticipation of the Telenet Tender. No borrowings were made under this facility agreement and it was cancelled in January 2013. Pursuant to the Telenet Tender, which was completed on February 1, 2013, we acquired (i) 9,497,637 of the Telenet Bid Shares, increasing our ownership interest in Telenet’s issued and outstanding shares at such date to 58.4%, and (ii) 3,000 of the Telenet Bid Warrants. On February 1, 2013, we used €332.5 million ($454.5 million at the transaction date) from the above-described restricted cash account to fund the Telenet Tender and the remaining amount was released from restrictions.

As we owned a controlling financial interest in Telenet prior to the launch of the Telenet Tender, we accounted for the impact of the acquisition of the additional Telenet shares as an equity transaction.

Telenet Distribution. On April 24, 2013, Telenet’s shareholders approved (i) a shareholder return in the form of a cash dividend of €900.0 million ($1,217.9 million), representing €7.90 ($10.69) per share based on Telenet’s outstanding shares as of that date, and (ii) a share repurchase program of up to €50.0 million ($67.7 million). Our share of the cash dividend, which was received on May 8, 2013, was €524.1 million ($690.3 million at the applicable rate) and the noncontrolling interest owners’ share was €381.3 million ($502.2 million at the applicable rate).

VTR Distributions. On February 6, 2013 and September 12, 2013, we and the 20% noncontrolling interest owner in VTR (the VTR NCI Owner) approved distributions of CLP 50.0 billion ($105.8 million at the applicable rate) and CLP 29.0 billion ($57.6 million at the applicable rate), respectively. The VTR NCI Owner’s share of these distributions is CLP 10.0 billion ($21.2 million at the applicable rate) and CLP 5.8 billion ($11.5 million at the applicable rate), respectively. During the nine months ended September 30, 2013, VTR paid CLP 49.5 billion ($101.4 million at the applicable rate) of the February 6, 2013 distribution and we expect that the balance of this distribution and the full amount of the September 12, 2013 distribution will be paid during the fourth quarter of 2013.

Contributions to VTR Wireless. We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During the nine months ended September 30, 2013, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 30.8 billion ($63.9 million at the applicable rate) and CLP 7.7 billion ($16.0 million at the applicable rate), respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(10)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$12.6	$11.1	$24.5	$29.5
Other share-based incentive awards	79.1	11.4	140.1	34.2
Total Liberty Global shares (b)	91.7	22.5	164.6	63.7
Telenet share-based incentive awards (c)	4.9	4.4	52.4	25.2
Other	2.1	0.3	2.4	1.6
Total	$98.7	$27.2	$219.4	$90.5
Included in:
Operating expense	$0.8	$1.1	$10.7	$6.3
SG&A expense	97.9	26.1	208.7	84.2
Total	$98.7	$27.2	$219.4	$90.5
_______________

(a)	Primarily includes share-based compensation expense related to Liberty Global performance-based restricted share units (PSUs).

(b)
In accordance with the terms of the Virgin Media Merger Agreement, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. In connection with the Virgin Media Acquisition, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-acquisition period of $188.5 million. During the second and third quarters of 2013, Virgin Media recorded share-based compensation expense of $35.9 million and $61.6 million, respectively, primarily related to the Virgin Media Replacement Awards, including $27.5 million and $35.4 million, respectively, that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to September 30, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions.

(c)
During the second quarters of 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively. In addition, during the first quarter of 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of options granted under the Telenet 2010 Specific Stock Option Plan, as further described below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

The following table provides certain information related to share-based compensation not yet recognized for share incentive awards related to Liberty Global ordinary shares and Telenet ordinary shares as of September 30, 2013:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards	Telenet ordinary shares (b)

Total compensation expense not yet recognized (in millions)	$196.5	$133.4	$14.2
Weighted average period remaining for expense recognition (in years)	2.2	2.4	2.2
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Incentive Plan), (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Director Incentive Plan), (iii) the Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (the VM Incentive Plan) and (iv) certain other incentive plans of Virgin Media pursuant to which awards may no longer be granted. The Liberty Global Incentive Plan had 195,475 shares available for grant as of September 30, 2013 and the VM Incentive Plan had 11,603,628 shares available for grant as of September 30, 2013. These shares may be awarded in any class of our ordinary shares. The Liberty Global Director Incentive Plan had 8,815,685 shares available for grant as of September 30, 2013. These shares may be awarded in any class of our ordinary shares, except that no more than five million shares may be awarded in Class B ordinary shares.

(b)	Amounts relate to various equity incentive awards granted to employees of Telenet.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares.

	Nine months ended
	September 30,
	2013	2012
Assumptions used to estimate fair value of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) granted:
Risk-free interest rate	0.36 - 1.27%	0.37 - 1.68%
Expected life (a)	2.8 - 7.1 years	3.3 - 7.9 years
Expected volatility (a)	26.2 - 35.8%	31.5 - 40.4%
Expected dividend yield	none	none

Weighted average grant-date fair value per share awards granted:
Options	$22.19	$20.00
SARs	$16.71	$14.36
PSARs	$16.62	$—
Restricted shares and restricted share units (RSUs)	$71.47	$49.10
PSUs	$69.88	$50.18
Total intrinsic value of awards exercised (in millions):
Options	$114.9	$32.4
SARs	$59.6	$38.0
Cash received from exercise of options (in millions)	$57.2	$22.4
Income tax benefit related to share-based compensation (in millions)	$33.3	$13.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

_______________

(a)
The ranges shown for these assumptions exclude the awards for certain former employees of Virgin Media who were expected to exercise their awards immediately or soon after the Virgin Media Acquisition. For these awards, the assumptions used for expected life and volatility were essentially nil.

Liberty Global Challenge Performance Awards

Effective June 24, 2013, our compensation committee approved a new challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards). The Challenge Performance Awards for our senior executive officers consist solely of 3,475,000 PSARs and the Challenge Performance Awards for our other executive officers and key employees consist of a combination of 2,422,500 PSARs and 269,450 PSUs, in each case divided equally between Challenge Performance Awards based on Class A ordinary shares and Challenge Performance Awards based on Class C ordinary shares. Through September 30, 2013, we have granted Challenge Performance Awards consisting of 5,792,500 PSARs and 257,900 PSUs, most of which were granted on June 24, 2013. Each PSU represents the right to receive one Class A ordinary share or one Class C ordinary share, as applicable, subject to performance and vesting.  The performance criteria for the Challenge Performance Awards will be based on the compensation committee’s assessment of the participant’s performance and achievement of individual goals in each of the years 2013, 2014 and 2015.  As the performance measure, the compensation committee selected high levels of individual performance that must be maintained throughout the performance period based on our company’s internal annual performance rating guidelines. In the event the performance level maintained by a participant falls below a specified threshold, the compensation committee may reduce by up to 100% the amount of such participant's Challenge Performance Awards. Subject to forfeitures and the satisfaction of performance conditions, 100% of each participant’s Challenge Performance Awards will vest on June 24, 2016.

The PSARs have a term of seven years and base prices equal to the respective market closing prices of the applicable class on the grant date.

Liberty Global PSUs

Effective April 1, 2013, our compensation committee granted to our executive officers and certain key employees a total of 307,278 Class A PSUs and 307,278 Class C PSUs pursuant to the Liberty Global Incentive Plan.  In addition, pursuant to the terms of the Virgin Media Merger Agreement and effective June 24, 2013, our compensation committee granted to certain key employees of Virgin Media a total of 123,801 Class A PSUs and 92,389 Class C PSUs pursuant to the VM Incentive Plan. Each PSU represents the right to receive one Class A or Class C ordinary share, as applicable, subject to performance and vesting.  The performance period for these PSUs (the 2013 PSUs) is January 1, 2013 to December 31, 2014. As the performance measure, the compensation committee selected the compound annual growth rate in consolidated operating cash flow (OCF CAGR) from 2012 to 2014, as adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates and accounting principles or policies that effect comparability. The target OCF CAGR selected by the committee was based upon a comparison of our 2012 actual results to those reflected in our then existing long-range plan for 2014. The target OCF CAGR is subject to upward or downward adjustment for certain events in accordance with the terms of the grant agreement. A performance range of 75% to 125% of the target OCF CAGR would generally result in award recipients earning 50% to 150% of their 2013 PSUs, subject to reduction or forfeiture based on individual performance. One-half of the earned 2013 PSUs will vest on March 31, 2015 and the balance will vest on September 30, 2015. The compensation committee also established a minimum OCF CAGR base performance objective, subject to certain limited adjustments, which must be satisfied in order for our named executive officers to be eligible to earn any of their 2013 PSUs.

During 2011, the compensation committee approved the grant to our executive officers and certain key employees of a total of 513,268 Class A PSUs and 513,268 Class C PSUs pursuant to the Liberty Global Incentive Plan. The performance period for these PSUs (the 2011 PSUs) was January 1, 2011 to December 31, 2012. One-half of the earned 2011 PSUs were originally scheduled to vest on March 31, 2013 and the remaining 2011 PSUs were originally scheduled to vest on September 30, 2013. On December 31, 2012, the compensation committee certified that the base performance objective for the two-year performance period had been achieved and approved (i) the acceleration of the vesting of 173,612 of the then outstanding 2011 PSUs from March 31, 2013 to December 31, 2012 and (ii) the issuance of 173,622 restricted share awards with a vesting date of September 30, 2013 in exchange for a corresponding number of the 2011 PSUs. The number of the 2011 PSUs that vested on December 31, 2012, and the number of restricted share awards that were issued on that date, were based on the compensation committee’s

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

preliminary assessment that an OCF CAGR of 5.1% would be achieved with respect to the 2011 PSUs, resulting in an expectation that award recipients would earn approximately 91% of their 2011 PSUs. On March 18, 2013, the compensation committee finalized its assessment, concluding that award recipients had earned 93.5% of their 2011 PSUs. As a result, in addition to the 173,612 2011 PSUs that vested and the 173,622 restricted share awards that were issued on December 31, 2012, as described above, 236,810 2011 PSUs vested on March 31, 2013 and April 6, 2013, and 246,374 2011 PSUs vested on September 30, 2013.

Virgin Media Incentive Awards
Equity awards were granted to employees of Virgin Media prior to the Virgin Media Acquisition under certain incentive plans maintained and administered by Virgin Media and, except with respect to the VM Incentive Plan, no new grants will be made under these incentive plans. The equity awards granted include stock options, restricted shares, RSUs and performance awards.
VM Incentive Plan. In connection with the Virgin Media Acquisition, we assumed the VM Incentive Plan. The VM Incentive Plan is administered by the compensation committee of our board of directors. The compensation committee has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The VM Incentive Plan is designed to provide additional remuneration to, and to encourage share ownership by, employees of Virgin Media and its divisions and subsidiary corporations and certain of our employees. Individuals who are employees of Virgin Media or any of its subsidiaries, or individuals who become employees of our company or any of our subsidiaries following June 7, 2013, are eligible to receive awards under the VM Incentive Plan. In addition, under an appendix to the VM Incentive Plan, Liberty Global may provide additional remuneration to independent contractors. The compensation committee may grant options, SARs, restricted shares, RSUs, share awards, performance awards or any combination of the foregoing under the VM Incentive Plan. All awards granted under the VM Incentive Plan must be settled in Liberty Global ordinary shares only. Under an appendix to the VM Incentive Plan, the compensation committee may grant awards that are payable in cash or a combination of cash and ordinary shares. The VM Incentive Plan provides for the ability of the compensation committee to adopt sub plans for tax-efficient grants to U.K. residents.
Under the VM Incentive Plan, no person may be granted in any calendar year awards covering more than 2,880,000 ordinary shares. Ordinary shares of Liberty Global issuable pursuant to awards made under the VM Incentive Plan will be fully paid and, to the extent permitted by the laws of England and Wales, made available from either ordinary shares acquired by or gifted to Liberty Global, newly allotted and issued ordinary shares, or ordinary shares acquired by or issued or gifted to the trustees of an employee benefit trust established in connection with the VM Incentive Plan.
Awards under the VM Incentive Plan issued prior to June 7, 2013 had a ten-year term and become fully exercisable within five years of continued employment. Certain performance-based awards that were granted during the first quarter of 2013 were cancelled upon completion of the Virgin Media Acquisition. These cancelled awards were subsequently replaced by 2013 PSUs that were granted under the VM Incentive Plan on June 24, 2013, as further described above. For the remaining performance-based awards that were outstanding prior to June 7, 2013, the performance objectives lapsed upon the completion of the Virgin Media Acquisition and such awards will vest on the third anniversary of the grant date. Awards (other than performance-based awards) granted under the VM Incentive Plan after June 7, 2013 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. The VM Incentive Plan had 11,603,628 ordinary shares available for grant as of September 30, 2013. These shares may be awarded in any class of Liberty Global ordinary shares.
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Share-Based Award Activity — Liberty Global Ordinary Shares
The following tables summarize the share-based award activity during the nine months ended September 30, 2013 with respect to Liberty Global ordinary shares. In the following tables, the Virgin Media Replacement Awards represent the Liberty Global awards that were added as a result of the replacement of the outstanding Virgin Media stock incentive awards as of June 7, 2013 with share-based incentive awards of Liberty Global pursuant to the terms of the Virgin Media Merger Agreement.

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	804,617	$25.90
Virgin Media Replacement Awards	3,934,574	$31.16
Granted	62,314	$73.66
Cancelled	(72,793)	$76.15
Exercised	(1,339,951)	$27.87
Outstanding at September 30, 2013	3,388,761	$31.52	6.4	$162.0
Exercisable at September 30, 2013	1,785,646	$25.64	4.8	$95.9

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	842,771	$24.59
Virgin Media Replacement Awards	2,935,250	$27.16
Granted	67,334	$68.16
Cancelled	(54,347)	$71.40
Exercised	(1,053,160)	$24.90
Outstanding at September 30, 2013	2,737,848	$27.81	6.2	$130.4
Exercisable at September 30, 2013	1,507,738	$22.14	4.7	$80.3

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,761,337	$36.94
Granted	1,229,616	$74.35
Forfeited	(27,288)	$46.76
Exercised	(599,170)	$25.68
Outstanding at September 30, 2013	4,364,495	$47.68	5.0	$131.8
Exercisable at September 30, 2013	1,682,668	$33.40	3.8	$76.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,786,754	$35.58
Granted	1,229,616	$69.13
Forfeited	(27,288)	$44.90
Exercised	(650,489)	$24.41
Outstanding at September 30, 2013	4,338,593	$46.70	5.0	$123.9
Exercisable at September 30, 2013	1,656,766	$32.61	3.8	$70.2

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	—	$—
Granted	2,896,250	$69.77
Outstanding at September 30, 2013	2,896,250	$69.77	6.7	$27.8
Exercisable at September 30, 2013	—	$—	—	$—

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	—	$—
Granted	2,896,250	$65.63
Outstanding at September 30, 2013	2,896,250	$65.63	6.7	$28.4
Exercisable at September 30, 2013	—	$—	—	$—

Restricted shares and restricted share units — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	332,008	$40.53
Virgin Media Replacement Awards (a)	900,408	$76.24
Granted	128,958	$74.05
Forfeited	(22,527)	$64.40
Released from restrictions	(343,935)	$59.29
Outstanding at September 30, 2013	994,912	$70.05	6.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Restricted shares and restricted share units — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	332,301	$39.13
Virgin Media Replacement Awards (a)	671,923	$71.51
Granted	128,958	$68.89
Forfeited	(19,064)	$58.91
Released from restrictions	(299,923)	$53.96
Outstanding at September 30, 2013	814,195	$64.67	6.0
______________

(a)
The amounts shown as the grant-date fair values per share for these awards represent the June 7, 2013 market prices of the applicable LGI Series A or Series C common stock that were assigned to these awards when they were remeasured in connection with the Virgin Media Acquisition.

PSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	759,585	$46.54
Granted	579,634	$71.97
Forfeited	(19,407)	$54.81
Released from restrictions	(328,403)	$40.75
Outstanding at September 30, 2013	991,409	$63.22	1.6

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	759,585	$44.68
Granted	548,222	$67.67
Forfeited	(17,457)	$49.82
Released from restrictions	(328,403)	$39.21
Outstanding at September 30, 2013	961,947	$59.57	1.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Share-based Incentive Plans — Telenet Ordinary Shares

General. During the second quarter of 2013, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with a shareholder return in the form of a cash dividend that, as further described in note 9, was approved by Telenet shareholders on April 24, 2013. These anti-dilution adjustments, which were finalized on May 7, 2013, provided for increases in the number of options and warrants outstanding and proportionate reductions to the option and warrant exercise prices such that the fair value of the options and warrants outstanding before and after the distributions remained the same for all option and warrant holders. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million during the second quarter of 2013 and continues to recognize additional share-based compensation expense as the underlying options vest.

Telenet 2010 Specific Stock Option Plan. Telenet granted certain stock options to its former Chief Executive Officer under a specific stock option plan (the Telenet 2010 Specific Stock Option Plan). The following table summarizes the activity during the nine months ended September 30, 2013 related to the Telenet 2010 Specific Stock Option Plan:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	833,594	€18.66
Granted (a)	256,490	€20.27
Net impact of anti-dilution adjustments	252,540	€(3.58)
Outstanding at September 30, 2013	1,342,624	€15.46	3.9	€28.7
Exercisable at September 30, 2013	—	€—	—	€—
_______________

(a)
Represents the number of options for which the performance criteria was set during the three months ended March 31, 2013. The vesting of these options was accelerated to March 31, 2013 in connection with the resignation of Telenet’s former Chief Executive Officer. As a result of this accelerated vesting, Telenet recorded additional share-based compensation of $6.2 million during the first quarter of 2013. All of the vested options pursuant to the Telenet 2010 Specific Stock Option Plan become exercisable during defined exercise periods following January 1, 2014. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility of 23.3%, an expected life of 3.3 years, and a risk-free return of 0.33%. The grant date fair value of these options was €18.24 ($24.68).

Telenet 2013 Specific Stock Option Plan. In October 2013, Telenet granted 200,000 stock options to its new Chief Executive Officer under a specific stock option plan (the Telenet 2013 Specific Stock Option Plan) with an exercise price of €34.33 ($46.45) per option. Subject to achievement of relevant performance criteria, which criteria were set in October 2013, 50,000 options vest on July 4, 2014, 100,000 options vest on July 4, 2015 and 50,000 options vest on July 4, 2016 and vested options pursuant to the Telenet 2013 Specific Stock Option Plan become exercisable during defined exercise periods following July 4, 2016. All of the options granted under the Telenet 2013 Specific Stock Option Plan have an expiration date of July 4, 2018.

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

Telenet 2013 Employee Stock Option Plan. In July 2013, Telenet’s board of directors authorized a new employee stock option plan (the Telenet 2013 Employee Stock Option Plan). The maximum aggregate number of options authorized for issuance under the Telenet 2013 Employee Stock Option Plan is 1,200,000. Options granted under the Telenet 2013 Employee Stock Option Plan (i) vest quarterly over a period of four years at a rate of 10.00% per quarter for the first four quarters and then 5.00% per quarter thereafter and (ii) expire five years after the grant date. During the third quarter of 2013, a total of 741,448 stock options were

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

granted and accepted pursuant to the Telenet 2013 Employee Stock Option Plan.

The following table summarizes the activity during the nine months ended September 30, 2013 related to the Telenet Employee Stock Warrant Plans and the Telenet 2013 Employee Stock Option Plan:

Warrants / Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,185,709	€13.95
Granted	741,448	€34.33
Forfeited	(7,725)	€18.27
Exercised	(1,513,932)	€12.32
Net impact of anti-dilution adjustments	406,378	€(2.86)
Outstanding at September 30, 2013	2,811,878	€18.17	2.4	€52.4
Exercisable at September 30, 2013	1,535,385	€11.18	1.3	€39.3

(11)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during the nine months ended September 30, 2013 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2013	$39.7	$4.0	$13.1	$56.8
Restructuring charges	50.7	0.7	87.8	139.2
Cash paid	(60.2)	(6.6)	(3.9)	(70.7)
Virgin Media liability at acquisition date	0.1	23.3	—	23.4
Foreign currency translation adjustments and other	0.5	0.7	(4.9)	(3.7)
Restructuring liability as of September 30, 2013	$30.8	$22.1	$92.1	$145.0

Short-term portion	$30.7	$20.5	$29.8	$81.0
Long-term portion	0.1	1.6	62.3	64.0
Total	$30.8	$22.1	$92.1	$145.0

As further described in note 6, during the third quarter of 2013, we began implementing certain strategic changes with regard to the mobile operations of VTR Wireless. As a result, we recorded a $78.9 million restructuring charge that included (i) $71.1 million with respect to the discounted amount of the remaining payments due under VTR Wireless’ tower and real estate operating leases and (ii) $7.8 million with respect to the discounted amount of the remaining payments to be incurred in connection with the removal of VTR Wireless’ equipment from the associated towers. In addition, our restructuring charges during the nine months ended September 30, 2013 include $22.5 million, $10.6 million and $7.8 million of employee severance and termination costs related to reorganization and integration activities in the U.K., Germany and Chile, respectively.

(12)    Earnings (Loss) per Common Share

Basic earnings (loss) per share attributable to Liberty Global shareholders is computed by dividing net earnings (loss) attributable to Liberty Global shareholders by the weighted average number of shares (excluding restricted shares) outstanding for the period. Diluted earnings (loss) per share attributable to Liberty Global shareholders presents the dilutive effect, if any, on

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

a per share basis of potential ordinary shares (e.g., options, SARs, restricted shares, RSUs and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(830.1)	$(22.4)	$(842.7)	$(285.6)
Earnings from discontinued operation	—	—	—	939.7
Net earnings (loss) attributable to Liberty Global shareholders	$(830.1)	$(22.4)	$(842.7)	$654.1

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and nine months ended September 30, 2013 and 2012. Therefore, the potentially dilutive effect at September 30, 2013 and 2012 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and restricted shares and RSUs of approximately 22.4 million and 10.8 million, respectively, (ii) the number of shares issuable pursuant to PSUs of approximately 2.0 million and 1.7 million, respectively and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 1.3 million and 3.7 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. The U.S. dollar equivalents of such commitments as of September 30, 2013 are presented below:

	Payments due during:
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter	Total
	in millions

Programming obligations	$148.9	$502.1	$379.9	$254.0	$127.4	$27.5	$0.3	$1,440.1
Operating leases	68.9	205.8	176.9	139.6	112.7	79.8	385.5	1,169.2
Other commitments	892.5	771.8	626.7	470.5	362.3	190.4	1,292.8	4,607.0
Total	$1,110.3	$1,479.7	$1,183.5	$864.1	$602.4	$297.7	$1,678.6	$7,216.3

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the nine months ended September 30, 2013 and 2012, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,154.5 million and $764.7 million, respectively (including intercompany charges that eliminate in consolidation of $56.6 million and $49.2 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $93.9 million and $78.4 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments include Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) commitments associated with our MVNO agreements, (iii) certain commitments of Telenet to purchase (a) broadcasting capacity on a digital terrestrial television (DTT) network and (b) certain spectrum licenses, (iv) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW and (v) commitments associated with satellite carriage services provided to our company. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2013 and 2012, see note 4.

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

Guarantees and Other Credit Enhancements

In the ordinary course of business, we may provide indemnifications to our lenders, our vendors and certain other parties and performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

Legal and Regulatory Proceedings and Other Contingencies

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). The shareholders agreement provided that in the absence of an initial public offering (IPO), as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 31, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claimed, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, were asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court’s April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. On October 25, 2013, the Dutch Supreme Court dismissed the plaintiffs’ claims in the 2006 Cignal Action against Liberty Global Europe and the other defendants as being without merit.

We consider the October 25, 2013 Dutch Supreme Court decision to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013.

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet.  Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008.  Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements.  It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle.  In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008.  Belgacom brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010.  On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement.  On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom’s efforts to suspend approval of these agreements were unsuccessful.  In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. The ruling by the European Court of Justice is expected by November 14, 2013. Following the ruling of the European Court of Justice, the annulment cases will be resumed with the Belgian Council of State. The Belgian Council of State will be required to follow the interpretation given by the European Court of Justice to the points of EU law in its preliminary ruling.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($27.1 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations or financial condition.

Virgin Media Acquisition Litigation. On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, Liberty Global and certain LGI subsidiaries challenging the Virgin Media Acquisition. All three plaintiffs purported to sue on behalf of the public stockholders of Virgin Media and alleged that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints alleged that LGI, Liberty Global and certain LGI subsidiaries aided and abetted the alleged breaches of fiduciary duty by Virgin Media’s board of directors. The complaints sought, among other things, rescission and plaintiffs’ attorneys’ fees and costs. Certain of the plaintiffs also sought damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York. On May 23, 2013, the parties to the consolidated lawsuit entered into a binding Term Sheet to settle the consolidated cases and, on July 22, 2013, executed a Stipulation and Agreement of Compromise, Settlement and Release (the Settlement). On October 3, 2013, the Supreme Court of the State of New York issued a final order and judgment approving the Settlement.  No stockholders of Virgin Media elected out of the Settlement. The Settlement did not have a material impact on our financial condition or results of operations.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH, an operating subsidiary of Deutsche Telekom AG (Deutsche Telekom), in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland GmbH in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($103 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studio (SDNY). The predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,277 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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

Although we received requests from a limited number of our competitors under the new CvdM resale regulation, we have had only preliminary discussions with such competitors.  We cannot predict the outcome of these discussions nor whether or when we will begin selling our television services in the Netherlands pursuant to the new resale regulation. In this regard, any implementation of a resale regime would likely take several months or more and, if implemented, its application may strengthen our competitors by granting them resale access to our network to offer competing products and services notwithstanding our substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to our competitors could (i) limit the bandwidth available to us to provide new or expanded products and services to the customers served by our network and (ii) adversely impact our ability to maintain or increase our revenue and cash flows.

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

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (iii) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom). After Telenet submitted draft reference offers regarding the obligations described above in February 2012, to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the European Commission. Although the European Commission expressed doubts regarding the analog resale offers, the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

European Commission approved the decision on the reference offers on September 3, 2013. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services must be available approximately six months after a third-party operator files a letter of intent and pays an advance payment to each cable operator. Accordingly, the reference offers could be operational as soon as the second quarter of 2014. On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic TV (basic analog and digital video package) and minus 30% for the bundle of basic TV and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as, for example, costs for billing, franchise, consumer service, marketing, and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic TV (basic analog and digital video package) and to minus 23% for the bundle of basic TV and broadband internet services. The notification to the European Commission started an investigation and we expect the European Commission to render its decision on or about November 8, 2013.

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

The July 2011 Decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

FCO Regulatory Issues. Our acquisition of Kabel BW GmbH (KBW) was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve our acquisition of KBW. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected. If we are not granted the right to appeal, or if any appeal is unsuccessful and the Düsseldorf Court of Appeal’s ruling to overturn the FCO clearance becomes final and binding, our acquisition of KBW would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome, to refuse clearance of the transaction or clear the transaction unconditionally. We will continue to pursue any available opportunity to appeal the Düsseldorf Court of Appeal’s ruling. We do not expect that the continued proceedings relating to these appeals will have any impact on the integration and development of our operations in Germany or the day-to-day running of our business. We cannot predict the final outcome of this appeal process, however, any new decision by the FCO with respect to our acquisition of KBW as a result of the Düsseldorf Court of Appeal’s ruling, including any decision that increases the existing conditions we are subject to in connection with the FCO’s initial approval of our acquisition of KBW or imposes additional conditions, could have a material adverse impact on the financial condition and results of operations of our company.
FCO Communication. The FCO has communicated to us that it is reviewing customary practices regarding the duration of contracts with multiple dwelling units for analog television services, including with respect to one such contract that the FCO had previously identified between Unitymedia KabelBW and a landlord as potentially being subject to amendment by order. The FCO indicated that the contract term of 10 years may be an infringement of European and German antitrust laws and that it is inclined to open a test case that could set a precedent for all (or almost all) market participants. We cannot predict the outcome of these FCO proceedings, however, any FCO decision that would limit the duration of our contracts with multiple dwelling units could have a material adverse impact on the financial condition and results of operations of Unitymedia KabelBW.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

Financial Transactions Tax. Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (FTT).  Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price.  Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Under the current proposal, the FTT could become effective as early as mid-2014, but there is significant uncertainty as to whether the FTT will be implemented and, if implemented, the timing and breadth of application.  Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform.  Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our consolidated financial position or results of operations or cash flows.

Virgin Media VAT Matters. Virgin Media’s application of the value added tax (VAT) with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £35.1 million ($56.8 million) as of September 30, 2013. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. An initial hearing on these matters is expected to take place in the fourth quarter of 2013.

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

(14)    Segment Reporting

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items). Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to available

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings (loss), cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes is presented below.

During the second quarter of 2013, we began presenting our Telenet (Belgium) segment within our European Operations Division as a result of our decision to change how Telenet reports into our management structure. Beginning on January 1, 2013, a programming business that was previously managed by Chellomedia was transferred to and, accordingly, is now reported within, our European Operations Division’s central operations. Beginning in the fourth quarter of 2012, the management responsibility for certain of our operations in Switzerland was transferred to our Austrian operations and, accordingly, such operations are now reported within our Other Western Europe segment. Segment information for the three and nine months ended September 30, 2012 has been retrospectively revised to reflect these changes. We present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	European Operations Division:

•	U.K. (Virgin Media)

•	Germany (Unitymedia KabelBW)

•	Belgium (Telenet)

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Chile (VTR Group)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. All of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. At September 30, 2013, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” Virgin Media and Telenet provide video, broadband internet, fixed-line telephony and mobile services in the U.K. and Belgium, respectively. Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iii) intersegment eliminations within the European Operations Division. In Chile, the VTR Group includes VTR, which provides video, broadband internet and fixed-line telephony services, and VTR Wireless, which provides mobile services through third-party wireless access arrangements. Our corporate and other category includes (i) less significant consolidated operating segments that provide (a) broadband communications services in Puerto Rico and (b) programming and other services primarily in Europe and Latin America and (ii) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$1,587.4	$—	$1,988.7	$—
Germany (Unitymedia KabelBW)	641.3	568.7	1,884.1	1,695.6
Belgium (Telenet)	545.6	461.0	1,616.2	1,404.7
The Netherlands	305.4	300.3	923.4	914.7
Switzerland	332.1	308.0	982.0	934.3
Other Western Europe	223.5	207.9	665.7	628.3
Total Western Europe	3,635.3	1,845.9	8,060.1	5,577.6
Central and Eastern Europe	279.1	273.9	848.4	829.8
Central and other	33.4	29.0	96.7	86.1
Total European Operations Division	3,947.8	2,148.8	9,005.2	6,493.5
Chile (VTR Group)	244.8	241.0	747.9	692.3
Corporate and other	199.8	150.3	610.5	451.3
Intersegment eliminations	(21.2)	(21.0)	(62.8)	(56.5)
Total	$4,371.2	$2,519.1	$10,300.8	$7,580.6
________________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through September 30, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

	Operating cash flow
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$663.0	$—	$838.3	$—
Germany (Unitymedia KabelBW)	391.2	340.9	1,120.6	998.1
Belgium (Telenet)	275.4	240.7	792.1	713.4
The Netherlands	176.3	183.7	532.2	545.2
Switzerland	200.8	176.5	572.2	532.7
Other Western Europe	113.8	103.2	324.2	297.7
Total Western Europe	1,820.5	1,045.0	4,179.6	3,087.1
Central and Eastern Europe	131.9	137.7	407.6	410.2
Central and other	(44.5)	(36.1)	(144.5)	(116.1)
Total European Operations Division	1,907.9	1,146.6	4,442.7	3,381.2
Chile (VTR Group)	84.5	81.5	256.5	232.0
Corporate and other	8.6	(3.4)	21.1	2.0
Total	$2,001.0	$1,224.7	$4,720.3	$3,615.2
_________________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through September 30, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions

Total segment operating cash flow from continuing operations	$2,001.0	$1,224.7	$4,720.3	$3,615.2
Share-based compensation expense	(98.7)	(27.2)	(219.4)	(90.5)
Depreciation and amortization	(1,390.5)	(670.3)	(2,947.9)	(2,009.7)
Release of litigation provision	146.0	—	146.0	—
Impairment, restructuring and other operating items, net	(135.9)	(18.1)	(206.5)	(32.6)
Operating income	521.9	509.1	1,492.5	1,482.4
Interest expense	(630.2)	(408.6)	(1,642.7)	(1,228.8)
Interest and dividend income	62.0	17.8	111.2	38.7
Realized and unrealized losses on derivative instruments, net	(876.3)	(237.2)	(685.2)	(613.9)
Foreign currency transaction gains, net	255.0	150.2	211.6	154.8
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	78.9	(18.1)	344.1	(1.3)
Losses on debt modifications and extinguishment, net	(0.7)	(13.8)	(170.7)	(27.5)
Gains due to changes in ownership	—	52.5	—	52.5
Other income (expense), net	(3.4)	3.4	(6.6)	(0.6)
Earnings (loss) from continuing operations before income taxes	$(592.8)	$55.3	$(345.8)	$(143.7)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions
Subscription revenue (a):
Video	$1,599.6	$1,128.4	$4,087.1	$3,435.9
Broadband internet (b)	1,023.7	595.3	2,448.2	1,776.6
Telephony (b)	768.5	380.0	1,696.6	1,130.8
Total subscription revenue	3,391.8	2,103.7	8,231.9	6,343.3
Other revenue (b) (c)	979.4	415.4	2,068.9	1,237.3
Total	$4,371.2	$2,519.1	$10,300.8	$7,580.6
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees, late fees and mobile services revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report digital subscriber line (DSL) subscribers as revenue generating units (RGUs). Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and telephony subscription revenue to other revenue for all periods presented.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(c)	Other revenue includes non-subscription revenue (including B2B, mobile services, interconnect, installation revenue and carriage fees) and programming revenue.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions
European Operations Division:
United Kingdom (a)	$1,587.4	$—	$1,988.7	$—
Germany	641.3	568.7	1,884.1	1,695.6
Belgium	545.6	461.0	1,616.2	1,404.7
The Netherlands	305.4	300.3	923.4	914.7
Switzerland	332.1	308.0	982.0	934.3
Austria	108.3	102.7	323.8	315.1
Ireland	115.2	105.2	341.9	313.2
Poland	110.9	110.6	340.6	334.8
Hungary	63.7	62.1	190.9	182.9
The Czech Republic	54.0	55.4	166.1	169.6
Romania	34.7	31.1	103.6	97.1
Slovakia	15.8	14.7	47.2	45.4
Other (b)	33.4	29.0	96.7	86.1
Total European Operations Division	3,947.8	2,148.8	9,005.2	6,493.5
Chellomedia:
Poland	18.0	22.3	62.5	78.9
The Netherlands	22.8	20.6	71.9	66.2
Spain	13.3	15.9	45.1	49.6
Hungary	16.8	13.6	49.5	43.0
Other (c)	54.2	47.6	159.6	123.6
Total Chellomedia	125.1	120.0	388.6	361.3
Chile	244.8	241.0	747.9	692.3
Puerto Rico	74.7	30.3	221.9	90.0
Intersegment eliminations and other	(21.2)	(21.0)	(62.8)	(56.5)
Total	$4,371.2	$2,519.1	$10,300.8	$7,580.6
_______________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through September 30, 2013.

(b)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

(c)	Chellomedia’s other geographic segments are located primarily in the U.K., Latin America, Portugal, the Czech Republic, Romania, Slovakia and Italy.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2013
(unaudited)

(15)    Subsequent Event

On October 28, 2013, we entered into an agreement to sell substantially all of Chellomedia’s assets to AMC Networks Inc. for €750.0 million ($1,014.9 million) in cash (the Chellomedia Transaction). The assets to be disposed of pursuant to the Chellomedia Transaction exclude Chellomedia's premium sports and film channels in the Netherlands. Closing of the Chellomedia Transaction, which is subject to a limited number of conditions, is not conditioned on any regulatory approvals and is expected to occur in the first quarter of 2014. If the closing conditions have not been satisfied by August 14, 2014, the agreement with respect to the Chellomedia Transaction will automatically terminate, unless otherwise extended. If the Chellomedia Transaction is completed, we expect that we would recognize a gain. We anticipate that we will begin reporting Chellomedia as a discontinued operation in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2012 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain of the factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2013 and 2012.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2013.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2012 Annual Report on Form 10-K/A and in our 2013 Quarterly Reports on Form 10-Q, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the broadband communications and programming industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the present and any future conditions imposed in connection with the acquisition of Kabel BW GmbH (KBW) on our operations in Germany;

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services with consolidated operations at September 30, 2013 in 14 countries. Our European and Chilean operations are conducted through Liberty Global Europe. Through UPC Holding, we provide video, broadband internet and fixed-line telephony services in nine European countries and in Chile. UPC Holding also provides mobile services in certain European countries. Through Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in Belgium. The European broadband communications and DTH operations of UPC Holding, the broadband communications and mobile operations in the U.K. of Virgin Media and the broadband communications and mobile operations in Germany of Unitymedia KabelBW are collectively referred to herein as the “European Operations Division.” UPC Holding’s broadband communications operations in Chile are provided through VTR. In May 2012, through VTR Wireless, we began offering mobile services in Chile. The operations of VTR and VTR Wireless are collectively referred to as the “VTR Group.” For information regarding strategic changes that we are implementing with regard to the mobile operations of VTR Wireless, see note 6 to our condensed consolidated financial statements. Our operations also include (i) consolidated broadband communications operations in Puerto Rico and (ii) consolidated interests in certain programming businesses in Europe and Latin America. Our consolidated programming interests in Europe and Latin America are primarily held through Chellomedia, which also owns or manages investments in various other businesses, primarily in Europe. Certain of Chellomedia’s subsidiaries and affiliates provide programming services to certain of our broadband communications operations, primarily in Europe. On October 28, 2013, we entered into an agreement to sell substantially all of Chellomedia’s assets. For additional information, see note 15 to our condensed consolidated financial statements.

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

Since September 2012, we have launched “Horizon TV” in the Netherlands, Switzerland, Ireland and Germany. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. We intend to expand the availability of Horizon TV to other markets within our footprint.
Although our digital television signals are encrypted in many of the countries in which we operate, our basic digital television channels in Germany, the Netherlands, Switzerland, Austria, Romania, the Czech Republic and Poland are unencrypted. Where our basic digital television channels are unencrypted, subscribers who have the necessary equipment and who pay the monthly subscription fee for our analog package are able to watch our basic digital television channels.  Regardless of whether basic digital television channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets. In markets where we introduce unencryption, we generally expect to experience a positive impact on our subscriber disconnect levels and a somewhat negative impact on demand for lower tiers of digital cable services.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various download speeds ranging up to 250 Mbps, depending on the market and the tier of service selected. We determine pricing for each tier of broadband internet service through analysis of speed, data limits, market conditions and other factors.

We offer fixed-line telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition, we offer mobile services using third-party networks in the U.K., Belgium, Germany, Chile and, to a lesser extent, Poland, the Netherlands and Hungary.

We have completed a number of transactions that impact the comparability of our 2013 and 2012 results of operations. The most significant of these are the Virgin Media Acquisition on June 7, 2013 and the acquisition of OneLink on November 8, 2012. We also completed a number of less significant acquisitions in Europe during 2012 and the first nine months of 2013.

In May 2012, we completed the sale of Austar. Accordingly, Austar is reflected as a discontinued operation in our condensed consolidated statement of operations and our condensed consolidated statement of cash flows for the nine months ended September 30, 2012. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our acquisitions and discontinued operation, see note 2 to our condensed consolidated financial statements.

From a strategic perspective, we are seeking to build broadband communications, mobile and DTH businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 14 to our condensed consolidated financial statements) and free cash flow (as defined below under Material Changes in Financial Condition — Free Cash Flow). As discussed further under Material Changes in Financial Condition — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

We strive to achieve organic revenue and customer growth in our operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions. While we seek to obtain new customers, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our digital cable, broadband internet, fixed-line telephony and mobile services with existing customers through product bundling and upselling.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At September 30, 2013, we owned and operated networks that passed 47,144,800 homes and served 47,847,500 RGUs, consisting of 21,828,400 video subscribers, 14,094,600 broadband internet subscribers and 11,924,500 fixed-line telephony subscribers. In connection with the Virgin Media Acquisition, we began excluding, effective April 1, 2013, our DSL internet RGUs and DSL telephony RGUs in Austria from our RGU counts, consistent with how we are treating similar DSL subscribers within our U.K. segment. This adjustment reduced our customer relationships by 85,000 and our broadband internet and telephony RGUs by 80,000 and 58,000 subscribers, respectively.

Including the effects of acquisitions, we added a total of 321,900 and 13,161,100 RGUs during the three and nine months ended September 30, 2013, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 313,800 and 877,900 RGUs on an organic basis during the three and nine months ended September 30, 2013, respectively, as compared to 319,700 and 1,128,900 RGUs that our continuing operations added on an organic basis during the three and nine months ended September 30, 2012, respectively. The organic RGU growth during the three and nine months ended September 30, 2013 is attributable to the growth of our (i) broadband internet services, which added 214,000 and 596,400 RGUs, respectively, (ii) fixed-line telephony services, which added 153,100 and 526,100 RGUs, respectively, (iii) digital cable services, which added 81,200 and 299,800 RGUs, respectively, and (iv) DTH video services, which added 20,600 and 36,700 RGUs, respectively. The growth of our broadband internet, fixed-line telephony, digital cable and DTH video services was partially offset by declines in our analog cable RGUs of 153,300 and 575,300, respectively, and less significant declines in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from (i) incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home (FTTH) and advanced DSL technologies), (ii) DTH operators and/or (iii) other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in total subscription revenue and overall revenue in the Netherlands during the third quarter of 2013, as compared to the third quarter of 2012 and the second quarter of 2013;

(ii)	organic declines in subscription revenue from video and fixed-line telephony services in the Netherlands during the third quarter of 2013, as compared to the third quarter of 2012;

(iii)	organic declines in subscription revenue from video services in the Netherlands during the third quarter of 2013, as compared to the second quarter of 2013;

(iv)
organic declines in (a) video RGUs in Germany, the Netherlands, the U.K., Belgium, Switzerland and the majority of our other markets during the third quarter of 2013 and (b) fixed-line telephony and total RGUs in the U.K.;

(v)
organic declines in ARPU from (a) broadband internet services in the Netherlands, Belgium and several of our other markets and (b) telephony services in all of our markets during the third quarter of 2013, as compared to the third quarter of 2012; and

(vi)	organic declines in overall ARPU in the Netherlands, Belgium and many of our other markets during the third quarter of 2013, as compared to the third quarter of 2012.

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

Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce the FTT.  Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price.  Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Under the current proposal, the FTT could become effective as early as mid-2014, but there is significant uncertainty as to whether the FTT will be implemented and, if implemented, the timing and breadth of application.  Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform.  Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our consolidated financial position or results of operations or cash flows.

The video, broadband internet and fixed-line telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies such as FTTH and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed. For information regarding our property and equipment additions, see Material Changes in Financial Condition — Condensed Consolidated Statements of Cash Flows below.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended September 30, 2013 was to the euro and British pound sterling as 41.0% and 36.8% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. All of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. For detailed information concerning the composition of our reportable segments, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable share-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2013 and 2012. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for the three and nine months ended September 30, 2013 and 2012 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for ongoing services, revenue earned from B2B services, mobile services revenue, interconnect fees, installation fees, channel carriage fees, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding mobile services revenue, installation fees and late fees.

The rates charged for certain video services offered by our broadband communications operations in some European countries and in Chile are subject to oversight and control, either before or after the fact, based on competition law or general pricing regulations.  Additionally, in Chile, our ability to bundle or discount our broadband communications and mobile services is subject to certain limitations, and in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning the potential impact of adverse regulatory developments in Belgium and the Netherlands, see note 13 to our condensed consolidated financial statements.

We previously reported that (i) during the fourth quarter of 2010, the Hungarian government imposed a revenue-based tax on telecommunications operators (the 2010 Hungarian Telecom Tax) that, prior to its expiration at the end of 2012, was applicable to our broadband communications operations in Hungary, with retroactive effect to the beginning of 2010, and (ii) during the second quarter of 2012, Hungary imposed an act that provides for a new usage-based telecommunication tax (the 2012 Hungarian Telecom Tax) on telecommunications service providers for fixed and mobile voice and mobile texting services, effective from July 1, 2012 for an indefinite period of time. While the European Commission commenced formal infringement proceedings with respect to each tax and had referred the 2010 Hungarian Telecom Tax to the European Court of Justice, during the third quarter of 2013, the European Commission withdrew the lawsuits in both infringement proceedings and the European Commission is no longer challenging either the 2010 Hungarian Telecom Tax or the 2012 Hungarian Telecom Tax. As we (i) recognized operating expenses associated with these taxes during the periods in which the taxes were incurred and (ii) paid these taxes as they became due, the European Commission's decision to withdraw the lawsuits had no impact on our reported operating results or financial condition.

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,587.4	$—	$1,587.4	N.M.	N.M.
Germany (Unitymedia KabelBW)	641.3	568.7	72.6	12.8	6.6
Belgium (Telenet)	545.6	461.0	84.6	18.4	11.9
The Netherlands	305.4	300.3	5.1	1.7	(4.0)
Switzerland	332.1	308.0	24.1	7.8	4.4
Other Western Europe	223.5	207.9	15.6	7.5	1.6
Total Western Europe	3,635.3	1,845.9	1,789.4	96.9	5.3
Central and Eastern Europe	279.1	273.9	5.2	1.9	(1.1)
Central and other	33.4	29.0	4.4	15.2	10.7
Total European Operations Division	3,947.8	2,148.8	1,799.0	83.7	4.5
Chile (VTR Group)	244.8	241.0	3.8	1.6	6.7
Corporate and other	199.8	150.3	49.5	32.9	(3.0)
Intersegment eliminations	(21.2)	(21.0)	(0.2)	N.M.	N.M.
Total	$4,371.2	$2,519.1	$1,852.1	73.5	4.3

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$1,988.7	$—	$1,988.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	1,884.1	1,695.6	188.5	11.1	8.1
Belgium (Telenet)	1,616.2	1,404.7	211.5	15.1	12.0
The Netherlands	923.4	914.7	8.7	1.0	(1.8)
Switzerland	982.0	934.3	47.7	5.1	4.5
Other Western Europe	665.7	628.3	37.4	6.0	3.1
Total Western Europe	8,060.1	5,577.6	2,482.5	44.5	6.3
Central and Eastern Europe	848.4	829.8	18.6	2.2	(0.1)
Central and other	96.7	86.1	10.6	12.3	9.8
Total European Operations Division	9,005.2	6,493.5	2,511.7	38.7	5.5
Chile (VTR Group)	747.9	692.3	55.6	8.0	7.8
Corporate and other	610.5	451.3	159.2	35.3	(2.3)
Intersegment eliminations	(62.8)	(56.5)	(6.3)	N.M.	N.M.
Total	$10,300.8	$7,580.6	$2,720.2	35.9	5.2
_______________

(a)	The amount presented for the 2013 period reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through September 30, 2013.

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

U.K. (Virgin Media). The increase in Virgin Media’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, is entirely attributable to the June 7, 2013 Virgin Media Acquisition. During the three months ended September 30, 2013, Virgin Media generated revenue of $1,587.4 million, representing a 2.0% organic increase over the revenue reported by Virgin Media during the corresponding 2012 period, as adjusted to reflect a pro forma $39.7 million decrease in revenue associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts effective June 7, 2012. For information regarding our accounting policy for these fees, see note 2 to our condensed consolidated financial statements. The pro forma increase in Virgin Media’s revenue during this period is primarily attributable to growth in the subscription revenue from Virgin Media’s residential broadband communications operations, due primarily to the net effect of (i) an increase in subscription revenue from video services of $30.4 million or 8.6%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of RGUs, (ii) an increase in subscription revenue from broadband internet services of $22.6 million or 7.1%, attributable to higher ARPU from broadband internet services and the impact of an increase in the average number of broadband internet RGUs, and (iii) a decrease in subscription revenue from fixed-line telephony services of $6.7 million or 1.7%, primarily attributable to lower ARPU from fixed-line telephony services. In addition, the decrease in subscription revenue from fixed-line telephony services includes an increase of approximately $10.4 million attributable to the net non-operational and operational impact of a new product proposition that was initiated by Virgin Media in August 2012.  This positive net impact is not expected to contribute materially to Virgin Media’s revenue growth in periods subsequent to the August 2013 anniversary date of the new product proposition. Virgin Media’s revenue from mobile services remained relatively unchanged during the three months ended September 30, 2013, as compared to the corresponding 2012 period, primarily due to the positive impact of a July 2013 price increase that was largely offset by the adverse impacts of (a) lower usage, (b) a decline in revenue from prepaid mobile customers and (c) a higher proportion of customers on lower-priced subscriber identification module or “SIM” card only calling plans. In addition, Virgin Media’s B2B revenue increased slightly during the three months ended September 30, 2013, as higher sales of customer premises equipment and higher recurring contractual revenue from B2B customers was only partially offset by the negative impact of the recognition during the third quarter of 2012 of a nonrecurring contract termination fee.

Germany (Unitymedia KabelBW). The increases in Germany’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $37.3 million or 6.6% and $137.5 million or 8.1%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (c)	$29.3	$—	$29.3	$97.1	$—	$97.1
ARPU (d)	13.9	—	13.9	54.1	—	54.1
Decrease in non-subscription revenue (e)	—	(5.9)	(5.9)	—	(13.7)	(13.7)
Organic increase (decrease)	43.2	(5.9)	37.3	151.2	(13.7)	137.5
Impact of FX	31.5	3.8	35.3	45.6	5.4	51.0
Total	$74.7	$(2.1)	$72.6	$196.8	$(8.3)	$188.5
_______________

(a)
Germany’s subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts, although bulk agreements related to approximately 21% of the video subscribers that

Germany serves through these agreements expire by the end of 2014. During the three months ended September 30, 2013, Germany’s 20 largest bulk agreement accounts generated approximately 7% of its revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to the FCO in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Germany’s existing access agreements (the Remedy HA Agreements). The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. At September 30, 2013, approximately 14% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights and another 9% are the subject of contract termination notices that have been received by our company. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) accounted for less than 1% of Germany’s total revenue during the three months ended September 30, 2013. During the third quarter of 2013, the Düsseldorf Court of Appeal decided to overturn the FCO’s decision to clear our acquisition of KBW. For additional information, see note 13 to our condensed consolidated financial statements.

(b)
Germany’s non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2013 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Germany’s total revenue during the three months ended September 30, 2013.  In 2012, public broadcasters sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. While we are seeking to negotiate with the public broadcasters to reach acceptable agreements, we have rejected the termination notices and filed lawsuits for payment of carriage fees against the public broadcasters. Until such time as we resolve these disputes or obtain favorable outcomes in our lawsuits, we don’t believe we meet the criteria to recognize the impacted revenue for 2013 and future periods. The aggregate amount of revenue related to these public broadcasters was $7.5 million or 1% of Germany’s total revenue during the three months ended September 30, 2012. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to the broadcasters.  In this regard, we are currently in negotiations with certain of the larger private broadcasters and we expect to reach agreements that are acceptable to all parties, although no assurance can be given that any of our agreements with broadcasters will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increases in Germany’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in Germany’s average numbers of analog cable RGUs led to declines in the average numbers of Germany’s total video RGUs during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

(d)
The increases in Germany’s subscription revenue related to changes in ARPU are due to (i) net increases resulting primarily from the following factors: (a) higher ARPU from broadband internet services, (b) higher ARPU from digital cable services, (c) lower ARPU from telephony services due to the net impact of (1) decreases in ARPU associated with lower telephony call volumes for customers on usage-based calling plans and (2) increases in ARPU associated with the migration of customers to fixed-rate plans and related value-added services, (d) during the nine-month period, higher ARPU from analog cable services, as price increases more than offset lower ARPU due to higher proportions of subscribers receiving discounted analog cable services through bulk agreements, and (e) higher ARPU due to lower negative impacts from free bundled services provided to new subscribers during promotional periods and (ii) improvements in RGU mix attributable to higher proportions of telephony and broadband internet RGUs.

(e)
The decreases in Germany’s non-subscription revenue are primarily attributable to the net effect of (i) decreases in carriage fee revenue as described above, (ii) increases in installation revenue, due to higher numbers of installations and increases in the average installation fee, and (iii) increases in mobile services revenue.

Belgium (Telenet). The increases in Telenet’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $54.9 million or 11.9% and $168.4 million or 12.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$9.9	$—	$9.9	$27.7	$—	$27.7
ARPU (b)	(4.8)	—	(4.8)	(16.4)	—	(16.4)
Increase in non-subscription revenue (c)	—	49.8	49.8	—	157.1	157.1
Organic increase	5.1	49.8	54.9	11.3	157.1	168.4
Impact of FX	22.0	7.7	29.7	31.6	11.5	43.1
Total	$27.1	$57.5	$84.6	$42.9	$168.6	$211.5
_______________

(a)
The increases in Telenet’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of Telenet’s total video RGUs during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

(b)
The decreases in Telenet’s subscription revenue related to changes in ARPU are due to the net effect of (i) net decreases resulting primarily from following factors: (a) lower ARPU due to the impacts of increases in the proportion of subscribers receiving lower-priced tiers of broadband internet services, (b) higher ARPU due to February 2013 price increases for certain broadband internet, telephony and digital cable services, (c) lower ARPU due to the impacts of higher bundling and promotional discounts and (d) lower ARPU from telephony services due to (1) lower telephony call volumes for customers on usage-based plans and (2) higher proportions of customers migrating to fixed-rate calling plans, and (ii) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs.

(c)
The increases in Telenet’s non-subscription revenue are due primarily to (i) increases in mobile services revenue of $31.9 million and $95.2 million, respectively, (ii) increases in interconnect revenue of $15.3 million and $49.5 million, respectively, primarily associated with growth in mobile services, and (iii) increases in mobile handset sales of $2.7 million and $13.5 million, respectively. These increases were partially offset by decreases of $2.6 million and $7.6 million, respectively, associated with changes in how Telenet recognizes certain up-front fees. The increases in Telenet’s mobile handset sales, which typically generate relatively low margins, are due largely to increases in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

The Netherlands. The increases in the Netherlands’ revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic decreases of $11.9 million or 4.0% and $16.6 million or 1.8%, respectively, (ii) during the nine-month period, the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$(0.6)	$—	$(0.6)	$2.8	$—	$2.8
ARPU (b)	(9.3)	—	(9.3)	(17.1)	—	(17.1)
Decrease in non-subscription revenue (c)	—	(2.0)	(2.0)	—	(2.3)	(2.3)
Organic decrease	(9.9)	(2.0)	(11.9)	(14.3)	(2.3)	(16.6)
Impact of an acquisition	—	—	—	0.6	—	0.6
Impact of FX	15.6	1.4	17.0	22.4	2.3	24.7
Total	$5.7	$(0.6)	$5.1	$8.7	$—	$8.7
_______________

(a)
The changes in the Netherlands’ subscription revenue related to changes in the average numbers of RGUs are attributable to the net effect of (i) increases in the average numbers of telephony, broadband internet and digital cable RGUs and (ii) declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to (a) declines in the average numbers of the Netherlands’ total video RGUs during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, and (b) a decline in the average number of total RGUs during the three months ended September 30, 2013, as compared to the corresponding period in 2012.

(b)
The decreases in the Netherlands’ subscription revenue related to changes in ARPU are due to the net effect of (i) decreases resulting primarily from the following factors: (a) lower ARPU due to decreases in telephony call volumes and (b) lower ARPU due to the impacts of higher bundling and promotional discounts that more than offset the positive impacts of (1) the inclusion of higher-priced tiers of digital cable, broadband internet and telephony services in our promotional bundles and (2) July 2012 price increases for bundled services and a January 2013 price increase for certain analog cable services and (ii) improvements in RGU mix, attributable to higher proportions of digital cable and broadband internet RGUs.

(c)
The decreases in the Netherlands’ non-subscription revenue are primarily attributable to the net effect of (i) increases in installation revenue, (ii) decreases in interconnect revenue, due primarily to the impact of reductions in fixed termination rates that became effective on August 1, 2012 and September 1, 2013, and (iii) decreases in B2B revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 13 to our condensed consolidated financial statements.

Switzerland. The increases in Switzerland’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $13.5 million or 4.4% and $42.0 million or 4.5%, respectively, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$7.4	$—	$7.4	$22.9	$—	$22.9
ARPU (b)	6.2	—	6.2	16.2	—	16.2
Increase (decrease) in non-subscription revenue (c)	—	(0.1)	(0.1)	—	2.9	2.9
Organic increase (decrease)	13.6	(0.1)	13.5	39.1	2.9	42.0
Impact of acquisitions	—	0.3	0.3	0.4	0.3	0.7
Impact of FX	9.0	1.3	10.3	4.3	0.7	5.0
Total	$22.6	$1.5	$24.1	$43.8	$3.9	$47.7
_______________

(a)
The increases in Switzerland’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs. The declines in the average numbers of analog cable RGUs led to declines in the average numbers of Switzerland’s total video RGUs during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

(b)
The increases in Switzerland’s subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix, attributable to higher proportions of digital cable, broadband internet and telephony RGUs, and (ii) net increases resulting primarily from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of broadband internet services and, to a lesser extent, digital cable services in our promotional bundles, (b) lower ARPU due to the impacts of bundling discounts, (c) higher ARPU due to a January 2013 price increase for a basic cable connection, as discussed below and, to a lesser extent, a June 2013 price increase for broadband internet services and (d) lower ARPU due to decreases in telephony call volumes for customers on usage-based calling plans.

(c)
The changes in Switzerland’s non-subscription revenue are primarily attributable to the net effect of (i) increases in installation revenue of $1.6 million and $7.0 million, respectively, (ii) decreases in sales of customer premises equipment, primarily due to the unencryption described below, and (iii) declines in revenue from usage-based wholesale residential telephony services. The increases in installation revenue include increases of $1.9 million and $5.3 million, respectively, associated with a change in how we recognize installation revenue in Switzerland as a result of a change in how we market and deliver services upon the unencryption of the basic tier of digital television channels in November 2012, as further described below.

In October 2012, we announced an agreement with the Swiss Price Regulator pursuant to which we will make certain changes to Switzerland’s service offerings in exchange for progressive increases in the price of Switzerland’s basic cable connection over the next two years. In this regard, (i) effective November 1, 2012, we began offering a basic tier of digital television channels on an unencrypted basis in our Switzerland footprint and (ii) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, we made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the price for a cable connection increased by CHF 0.90 ($1.00) effective January 1, 2013 and a further increase of CHF 0.60 ($0.66) will take effect on January 1, 2014. Although the above changes in Switzerland’s service offerings may negatively impact certain revenue streams, we believe that the positive impact of the price increases in 2013 and 2014 will offset such negative impacts and place us in a position where we can continue to increase our revenue and RGUs in Switzerland. No assurance can be given that our assessment of the net impact of these changes in our service offerings and prices will prove to be accurate or that we will be able to continue to grow our revenue and RGUs in Switzerland.

Other Western Europe. The increases in Other Western Europe’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $3.3 million or 1.6% and $19.6 million or 3.1%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in (a):
Average number of RGUs (b)	$9.9	$—	$9.9	$33.2	$—	$33.2
ARPU (c)	(3.9)	—	(3.9)	(13.6)	—	(13.6)
Decrease in non-subscription revenue (a) (d)	—	(2.7)	(2.7)	—	—	—
Organic increase (decrease)	6.0	(2.7)	3.3	19.6	—	19.6
Impact of FX	9.7	2.6	12.3	14.7	3.1	17.8
Total	$15.7	$(0.1)	$15.6	$34.3	$3.1	$37.4
_______________

(a)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and telephony subscription revenue to non-subscription revenue for all periods presented.

(b)
The increases in Other Western Europe’s subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by declines in the average numbers of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to declines in the average numbers of total video RGUs in each of Ireland and Austria during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

(c)
The decreases in Other Western Europe’s subscription revenue related to changes in ARPU are attributable to decreases in ARPU in each of Ireland and Austria. Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to lower proportions of digital cable RGUs in Ireland. The decrease in Ireland’s ARPU during the nine-month period is also due to the net effect of (i) lower ARPU due to the impact of bundling discounts and (ii) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles. The decreases in Austria’s ARPU are primarily due to the net effect of (a) lower ARPU due to the impact of bundling discounts, (b) higher ARPU due to January 2013 price increases for digital and analog cable and broadband internet services and (c) lower ARPU due to higher proportions of subscribers receiving lower-priced tiers of broadband internet services.

(d)	The changes in Other Western Europe’s non-subscription revenue are due to individually insignificant changes in various non-subscription revenue categories.

Central and Eastern Europe. The increases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic decreases of $3.1 million or 1.1% and $0.6 million or 0.1%, respectively, (ii) during the nine-month period, the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in subscription revenue due to change in:
Average number of RGUs (a)	$5.8	$—	$5.8	$20.7	$—	$20.7
ARPU (b)	(9.1)	—	(9.1)	(22.0)	—	(22.0)
Increase in non-subscription revenue (c)	—	0.2	0.2	—	0.7	0.7
Organic increase (decrease)	(3.3)	0.2	(3.1)	(1.3)	0.7	(0.6)
Impact of an acquisition	—	—	—	3.1	0.1	3.2
Impact of FX	7.6	0.7	8.3	14.5	1.5	16.0
Total	$4.3	$0.9	$5.2	$16.3	$2.3	$18.6
_______________

(a)
The increases in Central and Eastern Europe’s subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, telephony and broadband internet RGUs in Poland, Romania, Hungary and Slovakia that were only partially offset by declines in the average numbers of (i) analog cable RGUs in each country within our Central and Eastern Europe segment and (ii) digital cable, telephony and broadband internet RGUs in the Czech Republic. As a result of the declines in analog cable RGUs, each country within our Central and Eastern Europe segment experienced declines in the average numbers of total video RGUs during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

(b)
The decreases in Central and Eastern Europe’s subscription revenue related to changes in ARPU are primarily due to the net effect of (i) lower ARPU due to the impacts of higher bundling discounts, (ii) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles, (iii) lower ARPU from incremental digital cable services and (iv) lower ARPU due to decreases in telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by improvements in RGU mix, primarily attributable to higher proportions of digital cable and, to a lesser extent, broadband internet RGUs.

(c)	The increases in Central and Eastern Europe’s non-subscription revenue are due to individually insignificant changes in various non-subscription revenue categories.

Chile (VTR Group). The increases in the VTR Group’s revenue during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, include (i) organic increases of $16.1 million or 6.7% and $54.0 million or 7.8%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in subscription revenue due to change in:
Average number of RGUs (a)	$12.2	$—	$12.2	$33.5	$—	$33.5
ARPU (b)	3.8	—	3.8	8.2	—	8.2
Increase in non-subscription revenue (c)	—	0.1	0.1	—	12.3	12.3
Organic increase	16.0	0.1	16.1	41.7	12.3	54.0
Impact of FX	(11.3)	(1.0)	(12.3)	1.4	0.2	1.6
Total	$4.7	$(0.9)	$3.8	$43.1	$12.5	$55.6
_______________

(a)
The increases in the VTR Group’s subscription revenue related to changes in the average numbers of RGUs are due to increases in the average numbers of digital cable, broadband internet and telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in the VTR Group’s subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix, primarily attributable to higher proportions of digital cable RGUs, and (ii) net increases resulting from the following factors: (a) higher ARPU due to the impacts of lower bundling and promotional discounts, (b) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and telephony services, (c) lower ARPU from analog and digital cable services, largely due to higher proportions of subscribers receiving lower-priced tiers of services, and (d) lower ARPU due to decreases in telephony call volume for customers on usage-based plans.

(c)
The increases in the VTR Group’s non-subscription revenue are primarily attributable to increases of $1.2 million and $15.4 million, respectively, in mobile revenue (including subscription, handset sales and interconnect revenue) due to the May 2012 launch of mobile services at VTR Wireless.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$723.3	$—	$723.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	149.7	126.9	22.8	18.0	11.2
Belgium (Telenet)	209.6	167.6	42.0	25.1	18.2
The Netherlands	95.3	83.8	11.5	13.7	7.3
Switzerland	89.9	86.6	3.3	3.8	0.4
Other Western Europe	80.4	78.8	1.6	2.0	(3.7)
Total Western Europe	1,348.2	543.7	804.5	148.0	8.9
Central and Eastern Europe	109.6	102.4	7.2	7.0	3.4
Central and other	32.2	23.9	8.3	34.7	25.9
Total European Operations Division	1,490.0	670.0	820.0	122.4	8.7
Chile (VTR Group)	118.5	116.4	2.1	1.8	6.9
Corporate and other	113.2	91.3	21.9	24.0	(8.7)
Intersegment eliminations	(19.6)	(19.8)	0.2	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	1,702.1	857.9	844.2	98.4	6.9
Share-based compensation expense	0.8	1.1	(0.3)	(27.3)
Total	$1,702.9	$859.0	$843.9	98.2

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$897.7	$—	$897.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	459.7	402.4	57.3	14.2	11.1
Belgium (Telenet)	642.1	520.2	121.9	23.4	20.1
The Netherlands	284.6	267.6	17.0	6.4	3.5
Switzerland	271.6	268.5	3.1	1.2	0.6
Other Western Europe	250.8	246.0	4.8	2.0	(0.8)
Total Western Europe	2,806.5	1,704.7	1,101.8	64.6	9.3
Central and Eastern Europe	326.5	314.8	11.7	3.7	1.1
Central and other	97.9	74.8	23.1	30.9	26.8
Total European Operations Division	3,230.9	2,094.3	1,136.6	54.3	8.7
Chile (VTR Group)	360.1	324.3	35.8	11.0	10.8
Corporate and other	361.1	273.6	87.5	32.0	(3.1)
Intersegment eliminations	(61.8)	(54.5)	(7.3)	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	3,890.3	2,637.7	1,252.6	47.5	7.7
Share-based compensation expense	10.7	6.3	4.4	69.8
Total	$3,901.0	$2,644.0	$1,257.0	47.5
________________________

(a)	The amount presented for the 2013 period reflects the post-acquisition operating expenses of Virgin Media from June 8, 2013 through September 30, 2013.
N.M. — Not Meaningful.

General. Operating expenses include programming and copyright, network operations, interconnect, customer operations, customer care, share-based compensation expense and other direct costs. We do not include share-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in the number of our digital video subscribers, (ii) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (iii) rate increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $820.0 million or 122.4% and $1,136.6 million or 54.3% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $723.3 million and $899.6 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses increased $57.9 million or 8.7% and $182.1 million or 8.7%, respectively. These increases include the following factors:

•
Increases in programming and related costs of $18.7 million or 8.9% and $48.4 million or 7.5%, respectively, due primarily to (i) growth in digital video services in Germany, Belgium, the Netherlands and Ireland, (ii) increases during the third quarter of 2013 relating to the settlement or reassessment of operational contingencies in Belgium and Poland of $8.3 million and $3.3 million, respectively, (iii) decreases of $6.8 million and $9.5 million, respectively, due to the impact of accrual releases associated with the settlement or reassessment of operational contingencies in Belgium, (iv) increases of $4.2 million due to the impact of accrual releases during the third quarter of 2012 relating to the settlement or reassessment of operational contingencies in Germany and (v) a net decrease due to the net impact of accrual releases during the first and second quarters of 2013 and the second quarter of 2012 in connection with the settlement or reassessment of operational contingencies in the Netherlands;

•
Increases in interconnect costs of $16.7 million or 22.3% and $55.8 million or 23.9%, respectively, due primarily to the net effect of (i) increased costs in Belgium attributable to (a) mobile subscriber growth and (b) increased mobile voice and data volumes on a per subscriber basis and (ii) decreased costs due to lower rates in Germany and the Netherlands;

•
Increases in mobile handset costs in Belgium of $2.0 million and $22.9 million, respectively, due predominantly to (i) higher costs associated with subscriber promotions involving free or heavily-discounted handsets, primarily in the first quarter of 2013, and (ii) increased mobile handset sales to third-party retailers;

•
Increases in outsourced labor and professional fees of $4.5 million or 6.7% and $19.0 million or 9.0%, respectively, due primarily to (i) higher call center costs in Germany, Switzerland and the Netherlands, (ii) higher consulting costs related to (a) costs associated with the Horizon TV platform incurred in the European Operations Division's central operations and (b) a customer retention project in Germany and (iii) higher outsourced labor costs associated with customer-facing activities in Germany and Poland. These increases were partially offset by (i) lower call center costs in Hungary due primarily to reduced proportions of calls handled by third parties and (ii) lower costs in Belgium associated with customer-facing activities;

•
Increases in personnel costs of $4.6 million or 4.0% and $10.4 million or 2.8%, respectively, due primarily to (i) annual wage increases, primarily in Germany, Belgium and the Netherlands, and (ii) increased staffing levels, primarily in the European Operations Division's central operations and the Netherlands. These increases were partially offset by decreases in personnel costs related to lower staffing levels in Germany and Belgium;

•
Increases in bad debt and collection expenses of $1.3 million or 6.2% and $7.8 million or 12.3%, respectively, due to the net impact of (i) increases in bad debt expenses in Germany, Belgium and Hungary, (ii) decreases in bad debt expenses in the Netherlands due to improved collection experience and (iii) during the nine-month period, the negative impact of a

$3.2 million favorable nonrecurring adjustment recorded in the second quarter of 2012 related to the settlement of an operational contingency in Belgium; and

•
Increases in network-related expenses of $6.6 million or 7.0% and $6.7 million or 2.2%, respectively, due primarily to (i) the negative impact of a $3.7 million favorable settlement of a claim for costs incurred in connection with faulty customer premises equipment during the third quarter of 2012, primarily in the Netherlands, Switzerland and Poland and (ii) increased network and customer premises equipment maintenance costs, primarily in Germany and the Netherlands.

Chile (VTR Group). The VTR Group’s operating expenses (exclusive of share-based compensation expense) increased $2.1 million or 1.8% and $35.8 million or 11.0% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, the VTR Group’s operating expenses increased $8.1 million or 6.9% and $35.0 million or 10.8%, respectively. These increases include the following factors:

•	Increases in programming and related costs of $3.9 million or 10.6% and $8.8 million or 8.2%, respectively, primarily associated with growth in digital cable services;

•
Increases in mobile access and interconnect costs of $1.5 million or 7.6% and $7.1 million or 13.6%, respectively, due primarily to the impact of VTR Wireless’ mobile services, which launched in May 2012;

•	Increases in personnel costs of $3.2 million or 26.8% and $5.3 million or 15.0%, respectively, due largely to higher bonus accruals at VTR;

•
Increases in bad debt and collection expenses of $0.7 million or 7.4% and $4.7 million or 16.9%, respectively, primarily at VTR Wireless. These increases are largely a function of the May 2012 launch of VTR Wireless’ mobile services;

•
An increase (decrease) in VTR Wireless’ mobile handset costs of ($0.1 million) and $4.6 million, respectively, primarily attributable to the net effect of (i) an increase (decrease) in mobile handset sales of ($3.8 million) and $1.0 million, respectively, and (ii) aggregate increases of $3.7 million and $4.4 million related to the liquidation or write-off of slow-moving or obsolete handsets and wireless network adaptors; and

•
An increase (decrease) in outsourced labor and professional fees of ($0.7 million) or (7.6%) and $3.1 million or 10.9%, respectively. The increase during the nine-month period is primarily attributable to (i) a $3.0 million non-recurring charge recorded during the second quarter of 2013 to provide for VTR's mandated share of severance and other labor-related obligations that were incurred by a VTR contractor in connection with such contractor’s bankruptcy and (ii) increased costs associated with VTR Wireless’ network operating center.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$201.1	$—	$201.1	N.M.	N.M.
Germany (Unitymedia KabelBW)	100.4	100.9	(0.5)	(0.5)	(5.8)
Belgium (Telenet)	60.6	52.7	7.9	15.0	8.5
The Netherlands	33.8	32.8	1.0	3.0	(1.9)
Switzerland	41.4	44.9	(3.5)	(7.8)	(10.6)
Other Western Europe	29.3	25.9	3.4	13.1	7.3
Total Western Europe	466.6	257.2	209.4	81.4	(1.9)
Central and Eastern Europe	37.6	33.8	3.8	11.2	7.5
Central and other	45.7	41.2	4.5	10.9	6.3
Total Europe Operations Division	549.9	332.2	217.7	65.5	—
Chile (VTR Group)	41.8	43.1	(1.3)	(3.0)	1.7
Corporate and other	78.0	62.4	15.6	25.0	8.3
Intersegment eliminations	(1.6)	(1.2)	(0.4)	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	668.1	436.5	231.6	53.1	1.4
Share-based compensation expense	97.9	26.1	71.8	275.1
Total	$766.0	$462.6	$303.4	65.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$252.7	$—	$252.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	303.8	295.1	8.7	2.9	0.2
Belgium (Telenet)	182.0	171.1	10.9	6.4	3.6
The Netherlands	106.6	101.9	4.7	4.6	1.8
Switzerland	138.2	133.1	5.1	3.8	3.3
Other Western Europe	90.7	84.6	6.1	7.2	4.6
Total Western Europe	1,074.0	785.8	288.2	36.7	2.1
Central and Eastern Europe	114.3	104.8	9.5	9.1	6.5
Central and other	143.3	127.4	15.9	12.5	10.0
Total European Operations Division	1,331.6	1,018.0	313.6	30.8	3.6
Chile (VTR Group)	131.3	136.0	(4.7)	(3.5)	(3.8)
Corporate and other	228.3	175.7	52.6	29.9	11.8
Intersegment eliminations	(1.0)	(2.0)	1.0	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	1,690.2	1,327.7	362.5	27.3	4.0
Share-based compensation expense	208.7	84.2	124.5	147.9
Total	$1,898.9	$1,411.9	$487.0	34.5
________________________

(a)	The amount presented for the 2013 period reflects the post-acquisition SG&A expenses of Virgin Media from June 8, 2013 through September 30, 2013.
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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $217.7 million or 65.5% and $313.6 million or 30.8% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $201.1 million and $253.4 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses remained relatively unchanged during the three-month period and increased $36.3 million or 3.6% during the nine-month period. These increases include the following factors:

•
Increases in personnel costs of $4.2 million or 3.4% and $26.5 million or 6.8%, respectively, due largely to (i) increased staffing levels, primarily in the European Operations Division's central operations, Switzerland, Germany, Hungary and Belgium, and (ii) annual wage increases, primarily in the Netherlands, the European Operations Division's central operations, Belgium, Germany and Switzerland;

•
Increases in information technology-related expenses of $5.1 million or 36.0% and $11.8 million or 24.7%, respectively, due primarily to (i) higher software and other information technology-related maintenance costs, primarily in the European Operations Division's central operations, Hungary, Germany, Belgium, the Netherlands, Switzerland and Poland, and (ii) costs incurred in connection with the migration of operating systems in Germany;

•
Decreases in sales and marketing costs of $7.7 million or 6.5% and $8.3 million or 2.3%, respectively, due primarily to (i) lower third-party sales commissions, primarily in Hungary, the Czech Republic, Switzerland and Austria, and (ii) lower costs associated with rebranding and other advertising campaigns, largely in the European Operations Division's central operations and Belgium and, during the three-month period, Switzerland; and

•
Decreases in outsourced labor and professional fees of $4.5 million or 17.6% and $2.1 million or 2.8%, respectively, due largely to the net effect of (i) decreases in consulting costs in Germany, primarily associated with integration activities during the 2012 periods related to the acquisition of KBW, and (ii) higher consulting costs associated with certain strategic initiatives in Belgium, the European Operations Division's central operations and the Netherlands.

Chile (VTR Group). The VTR Group’s SG&A expenses (exclusive of share-based compensation expense) decreased $1.3 million or 3.0% and $4.7 million or 3.5%, during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, the VTR Group’s SG&A expenses increased (decreased) $0.7 million or 1.7% and ($5.2 million) or (3.8%), respectively. These changes are primarily attributable to the following factors:

•	Decreases in sales and marketing costs of $1.2 million or 9.4% and $8.7 million or 18.3%, respectively, primarily due to lower advertising costs at VTR Wireless and, during the nine-month period, VTR;

•
Increases in personnel costs of $2.5 million or 17.3% and $5.0 million or 11.7%, respectively, primarily attributable to the net effect of (i) increases at VTR, due primarily to (a) higher bonus accruals, (b) increased staffing levels and (c) higher sales commissions, and (ii) decreases at VTR Wireless, due primarily to lower staffing levels and bonus accruals; and

•	Net decreases resulting from individually insignificant changes in other SG&A expense categories.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation, and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$663.0	$—	$663.0	N.M.	N.M.
Germany (Unitymedia KabelBW)	391.2	340.9	50.3	14.8	8.5
Belgium (Telenet)	275.4	240.7	34.7	14.4	8.3
The Netherlands	176.3	183.7	(7.4)	(4.0)	(9.5)
Switzerland	200.8	176.5	24.3	13.8	10.1
Other Western Europe	113.8	103.2	10.6	10.3	4.1
Total Western Europe	1,820.5	1,045.0	775.5	74.2	5.1
Central and Eastern Europe	131.9	137.7	(5.8)	(4.2)	(6.6)
Central and other	(44.5)	(36.1)	(8.4)	(23.3)	(15.8)
Total European Operations Division	1,907.9	1,146.6	761.3	66.4	3.4
Chile (VTR Group)	84.5	81.5	3.0	3.7	9.0
Corporate and other	8.6	(3.4)	12.0	N.M.	N.M.
Total	$2,001.0	$1,224.7	$776.3	63.4	3.7

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$838.3	$—	$838.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	1,120.6	998.1	122.5	12.3	9.2
Belgium (Telenet)	792.1	713.4	78.7	11.0	8.1
The Netherlands	532.2	545.2	(13.0)	(2.4)	(5.1)
Switzerland	572.2	532.7	39.5	7.4	6.8
Other Western Europe	324.2	297.7	26.5	8.9	5.9
Total Western Europe	4,179.6	3,087.1	1,092.5	35.4	5.7
Central and Eastern Europe	407.6	410.2	(2.6)	(0.6)	(2.7)
Central and other	(144.5)	(116.1)	(28.4)	(24.5)	(21.0)
Total European Operations Division	4,442.7	3,381.2	1,061.5	31.4	4.1
Chile (VTR Group)	256.5	232.0	24.5	10.6	10.4
Corporate and other	21.1	2.0	19.1	N.M.	N.M.
Total	$4,720.3	$3,615.2	$1,105.1	30.6	4.0

_______________

(a)	The amount presented for the 2013 period reflects the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through September 30, 2013.

N.M. — Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margin (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	%
European Operations Division:
U.K. (Virgin Media)	41.8	—	42.2	—
Germany (Unitymedia KabelBW)	61.0	59.9	59.5	58.9
Belgium (Telenet)	50.5	52.2	49.0	50.8
The Netherlands	57.7	61.2	57.6	59.6
Switzerland	60.5	57.3	58.3	57.0
Other Western Europe	50.9	49.6	48.7	47.4
Total Western Europe	50.1	56.6	51.9	55.3
Central and Eastern Europe	47.3	50.3	48.0	49.4
Total European Operations Division, including central and other	48.3	53.4	49.3	52.1
Chile (VTR Group)	34.5	33.8	34.3	33.5

With the exception of Telenet, the Netherlands and Central and Eastern Europe, the operating cash flow margins of our reportable segments improved during the three and nine months ended September 30, 2013 as compared to the corresponding prior year periods. The declines in Telenet’s operating cash flow margins are primarily due to higher handset and other subscriber acquisition costs associated with the expansion of Telenet's mobile business and decreases in revenue associated with changes in how Telenet recognized certain up-front fees. As discussed above under Overview, the Netherlands is experiencing significant competition from the incumbent telecommunications operator, who is overbuilding our network in the Netherlands using FTTH and advanced DSL technologies. As a result, the Netherlands is experiencing lower operating cash flow margins during 2013, as compared to 2012, and we believe the Netherlands will be challenged to maintain its current operating cash flow margin during the remainder of 2013 and future periods. In Central and Eastern Europe, competitive, economic and other factors contributed to the decline in operating cash flow margins. In addition, the operating cash flow margins of the European Operations Division during the 2013 periods were negatively impacted by (i) the inclusion of the relatively lower operating cash flow margin of Virgin Media from June 8, 2013 through September 30, 2013 and (ii) increases in the operating cash flow deficits of the European Operations Division’s central and other category, which increases are primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives.

The increases in the VTR Group's operating cash flow margins reflect lower advertising costs at each of VTR Wireless and VTR and the improvement in the incremental operating cash flow deficit of VTR Wireless. The incremental operating cash flow deficits of VTR Wireless were $19.5 million and $54.2 million during the three and nine months ended September 30, 2013, respectively, and $22.5 million and $58.3 million during the three and nine months ended September 30, 2012, respectively.

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

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase		Organic increase
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$1,599.6	$1,128.4	$471.2	41.8	0.4
Broadband internet (b)	1,023.7	595.3	428.4	72.0	10.6
Telephony (b)	768.5	380.0	388.5	102.2	1.6
Total subscription revenue	3,391.8	2,103.7	1,288.1	61.2	3.5
Other revenue (b) (c)	979.4	415.4	564.0	135.8	8.4
Total	$4,371.2	$2,519.1	$1,852.1	73.5	4.3

	Nine months ended September 30,		Increase		Organic increase
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$4,087.1	$3,435.9	$651.2	19.0	1.0
Broadband internet (b)	2,448.2	1,776.6	671.6	37.8	9.7
Telephony (b)	1,696.6	1,130.8	565.8	50.0	4.7
Total subscription revenue	8,231.9	6,343.3	1,888.6	29.8	4.1
Other revenue (b) (c)	2,068.9	1,237.3	831.6	67.2	11.2
Total	$10,300.8	$7,580.6	$2,720.2	35.9	5.2
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

(c)	Other revenue includes non-subscription revenue (including B2B, mobile services, interconnect, installation revenue and carriage fees) and programming revenue.

Total revenue. Our consolidated revenue increased $1,852.1 million and $2,720.2 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $1,640.0 million and $2,163.0 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $109.5 million or 4.3% and $397.6 million or 5.2%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012, are as follows:

	Three-month period	Nine-month period
	in millions
Increase due to change in:
Average number of RGUs	$81.4	$258.7
ARPU	(6.8)	1.0
Organic increase	74.6	259.7
Impact of acquisitions	1,127.3	1,491.8
Impact of FX	86.2	137.1
Total increase in subscription revenue	$1,288.1	$1,888.6

Excluding the effects of acquisitions and FX, our consolidated subscription revenue increased $74.6 million or 3.5% and $259.7 million or 4.1% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $63.5 million or 10.6% and $173.2 million or 9.7%, respectively, primarily attributable to increases in the average numbers of broadband internet RGUs and, to a lesser extent, higher ARPU, (ii) increases in subscription revenue from telephony services of $6.1 million or 1.6% and $53.2 million or 4.7%, respectively, as the impacts of increases in the average numbers of telephony RGUs were only partially offset by lower ARPU from telephony services, and (iii) increases in subscription revenue from video services of $5.0 million or 0.4% and $33.3 million or 1.0%, respectively, as the impacts of higher ARPU from video services were only partially offset by declines in the average numbers of video RGUs.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $34.9 million and 8.4% and $137.9 million or 11.2% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are primarily attributable to the net impacts of (i) increases of $53.0 million and $180.8 million, respectively, in mobile revenue (including increases in subscription, interconnect and handset sales revenue) primarily in Belgium, Chile and, to a lesser extent, Germany, (ii) decreases in Germany’s carriage fee revenue, (iii) decreases in programming revenue, (iv) decreases in fixed-line interconnect revenue and (v) during the nine-month period, an increase in installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $843.9 million and $1,257.0 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $753.5 million and $995.8 million, respectively, attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which increased (decreased) ($0.3 million) and $4.4 million during the three and nine months ended September 30, 2013, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses increased $58.9 million or 6.9% and $202.9 million or 7.7% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases primarily are attributable to net increases in (i) programming and related costs, (ii) interconnect costs, primarily in Belgium, (iii) mobile handset costs, primarily in Belgium, and (iv) outsourced labor and professional fees.

For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $303.4 million and $487.0 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases include $210.3 million and $285.0 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which increased $71.8 million and $124.5 million during the three and nine months ended September 30, 2013, respectively. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $6.0 million or 1.4% and $52.9 million or 4.0% during the three and nine months ended September 30, 2013, respectively. These increases are primarily attributable to the net effect of (i) increases in personnel costs, (ii) decreases in sales and marketing costs, (iii) increases in information technology-related expenses and (iv) increases in integration costs, as costs incurred during the 2013 periods by our corporate offices in connection with the integration of Virgin Media more than offset the costs incurred during the 2012 periods by our German operations in connection with the integration of KBW. In addition, the acquisition effects that we exclude to arrive at the organic increase in our SG&A expenses during the nine-month period include legal and consulting fees of $5.3 million associated with certain litigation in Puerto Rico. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$12.6	$11.1	$24.5	$29.5
Other share-based incentive awards	79.1	11.4	140.1	34.2
Total Liberty Global shares (b)	91.7	22.5	164.6	63.7
Telenet share-based incentive awards (c)	4.9	4.4	52.4	25.2
Other	2.1	0.3	2.4	1.6
Total	$98.7	$27.2	$219.4	$90.5
Included in:
Operating expense	$0.8	$1.1	$10.7	$6.3
SG&A expense	97.9	26.1	208.7	84.2
Total	$98.7	$27.2	$219.4	$90.5
_______________

(a)	Primarily includes share-based compensation expense related to Liberty Global PSUs.

(b)
In accordance with the terms of the Virgin Media Merger Agreement, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. In connection with the Virgin Media Acquisition, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-acquisition period of $188.5 million. During the second and third quarters of 2013, Virgin Media recorded share-based compensation expense of $35.9 million and $61.6 million, respectively, primarily related to the Virgin Media Replacement Awards, including $27.5 million and $35.4 million, respectively, that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to September 30, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions.

(c)
During the second quarters of 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively. In addition, during the first quarter of 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of options granted under the Telenet 2010 Specific Stock Option Plan, as further described below.

For additional information concerning our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $720.2 million and $938.2 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, depreciation and amortization expense increased $694.2 million or 103.6% and $898.1 million or 44.7%, respectively, due primarily to the net effect of (i) increases associated with the Virgin Media Acquisition, (ii) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) decreases associated with certain assets becoming fully depreciated, largely in Belgium, Chile and Switzerland, and (iv) increases due to accelerated depreciation, primarily in Chile where the acceleration is due to a change in our mobile strategy, as further discussed in note 6 to our condensed consolidated financial statements.

Release of litigation provision

During the third quarter of 2007, we recorded a litigation provision of $146.0 million based on our assessment at the time of our loss exposure with respect to the 2002 Cignal Action and the 2006 Cignal Action. On October 25, 2013, the Dutch Supreme Court dismissed the plaintiffs’ claims in the 2006 Cignal Action against Liberty Global Europe and the other defendants as being without merit. We consider the October 25, 2013 Dutch Supreme Court decision to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013. For additional information regarding the 2002 Cignal Action and the 2006 Cignal Action, see note 13 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $135.9 million and $206.5 million during the three and nine months ended September 30, 2013, respectively, as compared to $18.1 million and $32.6 million during the corresponding periods in 2012. The 2013 amounts include (i) restructuring charges of $116.4 million and $139.2 million, respectively, and (ii) direct acquisition and disposition costs of $9.8 million and $64.7 million, respectively, primarily related to the Virgin Media Acquisition. The restructuring charges include (a) $78.9 million recorded at VTR Wireless during the third quarter, comprising $71.1 million of contract termination costs with respect to the discounted amount of the remaining payments due under VTR Wireless’ tower and real estate operating leases and $7.8 million with respect to the discounted amount of the remaining payments to be incurred in connection with the removal of VTR Wireless’ equipment from the associated towers and (b) $30.1 million and $50.7 million, respectively, of employee severance and termination costs related to certain reorganization and integration activities, primarily in the U.K., Germany and Chile. The 2012 amounts include aggregate restructuring charges of $13.8 million and $27.7 million, respectively, associated with employee severance and termination costs related to certain reorganization activities, mostly in Germany.

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

Telenet’s intangible assets that are subject to amortization include spectrum rights with a carrying value of $74.6 million at September 30, 2013. Telenet is continuing its efforts to use this asset as initially intended by management.  Depending on the outcome of these efforts and Telenet’s evaluation of alternative means to use or monetize this asset, a triggering event might occur that could lead to the impairment of all or part of the carrying value of this asset.

Interest expense

Our interest expense increased $221.6 million and $413.9 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. Excluding the effects of FX, interest expense increased $200.2 million or 49.0% and $376.5 million or 30.6%, respectively. These increases are primarily attributable to the net impact of (i) higher average outstanding debt balances, due largely to debt incurred in connection with the Virgin Media Acquisition, and (ii) lower weighted average interest rates. The decreases in our weighted average interest rates are primarily related to (a) the completion of certain financing transactions (including the financing transactions related to the Virgin Media Acquisition)that resulted in extended maturities and net decreases to certain of our interest rates and (b) decreases in certain of the base rates for our variable-rate indebtedness. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

It is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates on our variable-rate indebtedness could increase in future periods. As further discussed in note 4 to our condensed consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our interest and dividend income increased $44.2 million and $72.5 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These increases are primarily attributable to (i) higher dividend income related to our investment in shares of Ziggo (after taking into account the impact of the Ziggo Collar) that was only partially offset by slightly lower dividend income related to our investment in Sumitomo common stock and (ii) during the nine-month period, an increase in interest income due to the net effect of (a) higher average cash and cash equivalent and restricted cash balances and (b) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances. During the three-month period, interest income decreased due to (1) the impact of lower average cash and cash equivalent and restricted cash balances and (2) lower weighted average interest rates. For information regarding the Ziggo Collar, see note 4 to our condensed consolidated financial statements.

Realized and unrealized losses on derivative instruments, net

Our realized and unrealized gains or losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts.  The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions

Cross-currency and interest rate derivative contracts (a)	$(727.2)	$(281.7)	$(384.2)	$(591.3)
Equity-related derivative instruments (b):
Sumitomo Collar	(34.3)	47.9	(174.3)	(11.7)
Ziggo Collar	(65.7)	—	(65.7)	—
Other	5.8	—	(3.8)	—
Total equity-related derivative instruments	(94.2)	47.9	(243.8)	(11.7)
Foreign currency forward contracts (c)	(55.3)	(2.8)	(56.4)	(12.5)
Other	0.4	(0.6)	(0.8)	1.6
Total	$(876.3)	$(237.2)	$(685.2)	$(613.9)

_______________

(a)
The loss during the 2013 three-month period is primarily attributable to the net effect of (i) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the British pound sterling market, (iii) losses associated with increases in the values of the Polish zloty and Swiss franc relative to the euro and (iv) losses associated with decreases in market interest rates in the Hungarian forint and Swiss franc markets. The loss during the 2013 nine-month period is primarily attributable to the net effect of (i) gains associated with increases in market interest rates in the British pound sterling, euro, Swiss franc and Polish zloty markets, (ii) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (iii) losses associated with increases in market interest rates in the U.S. dollar market and (iv) gains associated with decreases in the values of the Chilean peso, Swiss franc, Polish zloty, Czech koruna and Hungarian forint relative to the euro. In addition, the losses during the 2013 periods include net gains of $85.1 million and $39.6 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the 2012 three-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Polish zloty, Swiss franc and Hungarian forint markets, (ii) losses associated with increases in the values of the euro, Chilean peso and Swiss franc relative to the U.S. dollar, (iii) gains associated with decreases in market interest rates in the U.S. dollar market and (iv) losses associated with increases in the values of the Polish zloty and Chilean peso relative to the euro. The loss during the 2012 nine-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint, Swiss franc, Polish zloty and Czech koruna markets, (ii) losses associated with increases in the values of the Polish zloty, Hungarian forint, Chilean peso and Swiss franc relative to the euro, (iii) gains associated with decreases in market interest rates in the U.S. dollar market and (iv) losses associated with an increase in the value of the Chilean peso relative to the U.S. dollar. In addition, the losses during the 2012 periods include net losses of $29.9 million and $78.2 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 5 to our condensed consolidated financial statements.

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

Foreign currency transaction gains, net

Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity.  Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction gains, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(119.3)	$115.4	$(204.5)	$134.1
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	245.1	—	160.8	—
Yen denominated debt issued by a U.S. dollar functional currency entity	(10.8)	(28.4)	128.2	15.1
Cash and restricted cash denominated in a currency other than the entity’s functional currency	9.5	(3.4)	91.2	26.3
U.S. dollar denominated debt issued by euro functional currency entities	141.5	63.7	90.6	(16.3)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	—	—	(37.3)	—
Euro denominated debt issued by a U.S. dollar functional currency entity	(18.6)	—	(18.6)	—
Other	7.6	2.9	1.2	(4.4)
Total	$255.0	$150.2	$211.6	$154.8
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

For information regarding how we manage our exposure to foreign currency risk, see note 4 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	in millions

Ziggo	$35.9	$—	$294.4	$—
Sumitomo	45.8	(17.0)	34.6	(1.0)
Other, net	(2.8)	(1.1)	15.1	(0.3)
Total	$78.9	$(18.1)	$344.1	$(1.3)

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $0.7 million and $170.7 million during the three and nine months ended September 30, 2013, respectively, as compared to $13.8 million and $27.5 million during the corresponding prior year periods.  The loss during the 2013 nine-month period includes (i) aggregate debt extinguishment losses of UPC Holding of $85.5 million during the first quarter, which include (a) $35.6 million of aggregate redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (b) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (c) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (d) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, (ii) a debt extinguishment loss related to the redemption of a portion of Unitymedia KabelBW’s euro-denominated 8.125% senior secured notes of $71.1 million during the first quarter, which includes (1) $50.5 million representing the difference between the principal amount and redemption price of the debt redeemed and (2) $20.6 million associated with the write-off of deferred financing costs and an unamortized discount and (iii) losses on debt modification and extinguishment of $11.9 million during the second quarter in connection with the prepayment of amounts outstanding under Facilities R, S, T, U and X of the UPC Broadband Holding Bank Facility, including (I) $7.7 million of third-party costs and (II) $4.2 million associated with the write-off of deferred financing costs and an unamortized discount.

The loss during the 2012 nine-month period includes (i) a loss of $10.2 million during the third quarter representing the difference between the carrying value and redemption price of senior secured floating rate notes issued by Unitymedia KabelBW, (ii) $7.0 million of costs associated with a debt exchange transaction where debt issued by KBW was exchanged for new debt issued by Unitymedia KabelBW, including $5.6 million of third-party costs (of which $2.9 million and $2.4 million were incurred during the first and second quarter, respectively) and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed during the exchange transaction and (iii) a loss of $4.4 million during the third quarter associated with the refinancing of Liberty Puerto Rico’s then-existing bank facility.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $228.8 million and $61.1 million during the three months ended September 30, 2013 and 2012, respectively.

The income tax expense during the three months ended September 30, 2013 differs from the expected income tax benefit of $136.3 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law and (ii) non-deductible or non-taxable foreign currency exchange results. The negative impacts of these items were partially offset by the positive impact of the tax effect of intercompany financing.

The income tax expense during the three months ended September 30, 2012 differs from the expected income tax expense of $19.4 million (based on the U.S. federal income tax rate of 35%) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) a net increase in valuation allowances.

We recognized income tax expense of $445.2 million and $106.0 million during the nine months ended September 30, 2013 and 2012, respectively.

The income tax expense during the nine months ended September 30, 2013 differs from the expected income tax benefit of $79.5 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law, (ii) a loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items, including the reversal of a provision in the third quarter associated with the resolution of certain ligation, as further described in note 13 to our condensed consolidated financial statements. The negative impacts of these items were partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (ii) the tax effect of intercompany financing.

The income tax expense during the nine months ended September 30, 2012 differs from the expected income tax benefit of $50.3 million (based on the U.S. federal income tax rate of 35%) due primarily to the negative impacts of (i) certain permanent differences between the financial and tax accounting treatment of interest and other items, (ii) a net increase in valuation allowances, (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (iv) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended September 30, 2013 and 2012, we reported losses from continuing operations of $821.6 million and $5.8 million, respectively, including (i) operating income of $521.9 million and $509.1 million, respectively, (ii) non-operating expense of $1,114.7 million and $453.8 million, respectively, and (iii) income tax expense of $228.8 million and $61.1 million, respectively.

During the nine months ended September 30, 2013 and 2012, we reported losses from continuing operations of $791.0 million and $249.7 million, respectively, including (i) operating income of $1,492.5 million and $1,482.4 million, respectively, (ii) non-operating expense of $1,838.3 million and $1,626.1 million, respectively, and (iii) income tax expense of $445.2 million and $106.0 million, respectively.

Gains or losses associated with items such as (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent reliable sources of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Discontinued operation

Our results from our discontinued operation for the nine months ended September 30, 2012 include (i) earnings from Austar of $35.5 million and (ii) a $924.1 million after-tax gain recognized upon the May 23, 2012 completion of the sale of Austar. For additional information, see note 2 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests' share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $8.1 million and $4.1 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. These decreases are primarily attributable to the net impact of (i) increases due to the net effect of (a) improvements in the results of operations of Telenet and (b) the impact of decreases in the noncontrolling interests' share of Telenet's results following the Telenet Tender, (ii) declines in the results of the VTR Group and (iii) during the nine-month period, a decrease associated with our May 2012 disposition of Austar.

Material Changes in Financial Condition

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including Virgin Media, UPC Broadband Holding, UPC Holding, Unitymedia KabelBW, Telenet, Liberty Puerto Rico and VTR Wireless, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2013. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2013 are set forth in the following table. With the exception of the amount for Liberty Global, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
Liberty Global and non-operating subsidiaries:
Liberty Global	$890.9
Non-operating subsidiaries	334.2
Total Liberty Global and non-operating subsidiaries	1,225.1
Operating subsidiaries:
Virgin Media	555.3
Telenet	147.6
Unitymedia KabelBW	146.2
UPC Holding (excluding VTR Group)	53.4
VTR Group (a)	50.4
Chellomedia	26.4
Liberty Puerto Rico	2.1
Total operating subsidiaries	981.4
Total cash and cash equivalents	$2,206.5
_______________

(a)	Includes $9.8 million of cash and cash equivalents held by VTR Wireless.

Liquidity of Liberty Global and its Non-operating Subsidiaries

The $890.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $334.2 million of cash and cash equivalents held by Liberty Global’s non-operating subsidiaries, represented available liquidity at the corporate level at September 30, 2013. Our remaining cash and cash equivalents of $981.4 million at September 30, 2013 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries. For information regarding limitations imposed by our subsidiaries’ debt instruments at September 30, 2013, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, Liberty Global and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds received upon the disposition of investments and other assets of Liberty Global and its non-operating subsidiaries, (iii) proceeds received in connection with the incurrence of debt by Liberty Global or its non-operating subsidiaries or the issuance of equity securities by Liberty Global, (iv) proceeds received upon the exercise of stock options or (v) income tax refunds. No assurance can be given that any external funding would be available to Liberty Global or its non-operating subsidiaries on favorable terms, or at all. For information concerning the disposition of Austar and the pending disposition of substantially all of Chellomedia's assets, see notes 2 and 15 to our condensed consolidated financial statements, respectively. For information concerning capital distributions of Telenet and VTR, see note 9 to our condensed consolidated financial statements.

At September 30, 2013, our consolidated cash and cash equivalents balance includes $1,710.3 million that is held outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our stock repurchase programs.

The ongoing cash needs of Liberty Global and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan, the Ziggo Collar Loan and the Ziggo Margin Loan. In addition, Liberty Global and its non-operating subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” On June 19, 2013, we received approval from the English Companies Court to reduce our share premium and in connection with that approval, we recognized Distributable Reserves of approximately $29.0 billion. For additional information, see note 9 to our condensed consolidated financial statements. For information concerning the contingencies of Liberty Global and its non-operating subsidiaries, see note 13 to our condensed consolidated financial statements.

During the first nine months of 2013, we repurchased a total of 5,606,930 shares of our Liberty Global Class A ordinary shares or LGI Series A common stock at a weighted average price of $73.15 per share and 6,387,900 shares of our Liberty Global Class C ordinary shares or LGI Series C common stock at a weighted average price of $71.60 per share, for an aggregate purchase price of $867.5 million, including direct acquisition costs and the effects of derivative instruments.

For information regarding the impact of the Virgin Media Acquisition on our liquidity and indebtedness, see notes 2 and 7 to our condensed consolidated financial statements, respectively.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Virgin Media, Unitymedia KabelBW, Telenet, and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2013, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its non-operating subsidiaries. Our operating subsidiaries’ liquidity generally is used to fund capital expenditures and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning (a) the acquisitions and (b) the contingencies of our subsidiaries, see notes 2 and 13 to our condensed consolidated financial statements, respectively.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan, the Ziggo Collar Loan and the Ziggo Margin Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. The ratio of our September 30, 2013 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2013 was 5.3x. In addition, the ratio of our September 30, 2013 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended September 30, 2013 was 5.0x.

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

At September 30, 2013, our outstanding consolidated debt and capital lease obligations aggregated $44.0 billion, including $854.1 million that is classified as current in our condensed consolidated balance sheet and $37.7 billion that is not due until 2018 or thereafter.

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

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2013.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine months ended
	September 30,
	2013	2012	Change
	in millions

Net cash provided by operating activities	$2,466.0	$1,825.0	$641.0
Net cash used by investing activities	(7,253.2)	(555.9)	(6,697.3)
Net cash provided by financing activities	4,892.8	379.7	4,513.1
Effect of exchange rate changes on cash	62.0	17.3	44.7
Net increase in cash and cash equivalents	$167.6	$1,666.1	$(1,498.5)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the impact of the Virgin Media Acquisition, (iii) a decrease in cash provided due to higher net cash payments for taxes, (iv) an increase in cash provided due to lower cash payments related to derivative instruments and (v) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. The increase in net cash used by our investing activities is due primarily to (i) an increase in cash used of $3,950.0 million associated with higher cash paid in connection with acquisitions, (ii) an increase in cash used of $1,255.4 million associated with higher cash paid in connection with investments in and loans to affiliates and others and (iii) an increase in cash used of $349.5 million associated with higher capital expenditures. Capital expenditures increased from $1,450.7 million during the first nine months of 2012 to $1,800.2 million during the first nine months of 2013, primarily due to an increase related to acquisitions that was only partially offset by a net decrease in the local currency capital expenditures of our subsidiaries.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under vendor financing or capital lease arrangements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in the condensed consolidated statements of cash flows is set forth below:

	Nine months ended
	September 30,
	2013	2012
	in millions

Property and equipment additions	$2,230.8	$1,635.7
Assets acquired under capital-related vendor financing arrangements	(366.0)	(152.3)
Assets acquired under capital leases	(108.3)	(45.5)
Changes in current liabilities related to capital expenditures	43.7	12.8
Capital expenditures	$1,800.2	$1,450.7

The European Operations Division accounted for $2,012.3 million and $1,420.5 million (including $420.2 million and nil attributable to Virgin Media, $411.2 million and $414.2 million attributable to Germany and $311.2 million and $308.7 million attributable to Telenet) of our consolidated property and equipment additions during the nine months ended September 30, 2013 and 2012, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to (i) an increase due to the Virgin Media Acquisition and other less significant acquisitions, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) an increase due to FX, (iv) an increase in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for the purchase and installation of customer premises equipment, including a decrease in Belgium associated with a refund of certain import duties paid in prior years.

The VTR Group accounted for $149.8 million and $186.1 million (including $8.1 million and $23.6 million attributable to VTR Wireless) of our consolidated property and equipment additions during the nine months ended September 30, 2013 and 2012, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (ii) a decrease in expenditures for new build and upgrade projects, (iii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (v) an increase due to FX.

Consistent with the disclosure provided in our 2012 Annual Report on Form 10-K/A, we continue to expect the percentage of revenue represented by our aggregate full year 2013 consolidated property and equipment additions, as updated for our expectations with respect to Virgin Media, to decline slightly as compared to 2012. In addition, we believe the ranges disclosed in our 2012 Annual Report on Form 10-K/A with respect to our segments are consistent with our latest estimates for our 2013 property and equipment additions and revenue, and we expect the relevant percentage for Virgin Media to range from 19% to 21% during the 2013 period following the Virgin Media Acquisition. However, it should be noted that, as further described in note 14 to our condensed consolidated financial statements, Virgin Media and Telenet are now included within our European Operations Division (previously referred to as the UPC/Unity Division).

Financing Activities. The increase in net cash provided by our financing activities is primarily attributable to the net effect of (i) an increase in cash provided of $3,533.0 million due primarily to a change in cash collateral associated with the Virgin Media Acquisition, (ii) an increase in cash provided of $1,539.7 million due to the release of restricted cash in connection with the Telenet Tender, (iii) an increase in cash provided of $650.1 million due to higher cash received related to derivative instruments, (iv) a decrease in cash provided of $457.7 million related to shares purchased in connection with the Telenet Tender, (v) a decrease in cash provided of $285.5 million due to higher payments for financing costs and debt premiums, (vi) a decrease in cash provided of $243.5 million related to higher repurchases of our shares, (vii) a decrease in cash provided of $207.9 million related to higher distributions by subsidiaries to noncontrolling interests and (viii) a decrease in cash provided of $115.6 million related to lower net borrowings of debt.

Free Cash Flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of share-based incentive awards and (ii) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, less (a) capital expenditures, as reported in our consolidated statements of cash flows, (b) principal payments on vendor financing obligations and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations.  We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated statements of cash flows. The following table provides the details of our free cash flow:

	Nine months ended
	September 30,
	2013	2012
	in millions

Net cash provided by operating activities of our continuing operations	$2,466.0	$1,825.0
Excess tax benefits from share-based compensation	1.8	3.7
Cash payments for direct acquisition and disposition costs	54.0	19.5
Capital expenditures	(1,800.2)	(1,450.7)
Principal payments on vendor financing obligations	(265.7)	(59.9)
Principal payments on certain capital leases	(47.7)	(9.4)
Free cash flow	$408.2	$328.2

Off Balance Sheet Arrangements

In the ordinary course of business, we may provide indemnifications to our lenders, our vendors and certain other parties and performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future.

We are a party to various stockholder and similar agreements pursuant to which we could be required to make capital contributions to the entity in which we have invested or purchase another investor’s interest. We do not expect any payments made under these provisions to be material in relation to our financial position or results of operations.

Contractual Commitments

The U.S. dollar equivalents of our commitments as of September 30, 2013 are presented below:

	Payments due during:							Total
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter
	in millions

Debt (excluding interest)	$240.9	$378.6	$347.9	$2,329.8	$2,303.0	$3,412.1	$32,973.4	$41,985.7
Capital leases (excluding interest)	76.9	215.2	182.2	138.4	92.5	83.1	1,064.1	1,852.4
Programming obligations	148.9	502.1	379.9	254.0	127.4	27.5	0.3	1,440.1
Operating leases	68.9	205.8	176.9	139.6	112.7	79.8	385.5	1,169.2
Other commitments	892.5	771.8	626.7	470.5	362.3	190.4	1,292.8	4,607.0
Total (a)	$1,428.1	$2,073.5	$1,713.6	$3,332.3	$2,997.9	$3,792.9	$35,716.1	$51,054.4
Projected cash interest payments on debt and capital lease obligations (b)	$565.8	$2,417.2	$2,419.7	$2,413.1	$2,316.8	$2,117.9	$5,697.4	$17,947.9
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our September 30, 2013 balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($369.3 million at September 30, 2013) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of September 30, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the nine months ended September 30, 2013 and 2012, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,154.5 million and $764.7 million, respectively (including intercompany charges that eliminate in consolidation of $56.6 million and $49.2 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $93.9 million and $78.4 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Other commitments include Telenet’s commitments for certain operating costs associated with its leased network. Subsequent to October 1, 2015, these commitments are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. Other commitments also include (i) unconditional purchase obligations associated with commitments to purchase customer premises and other equipment and services that are enforceable and legally binding on us, (ii) commitments associated with our MVNO agreements, (iii) certain commitments of Telenet to purchase (a) broadcasting capacity on a DTT network and (b) certain spectrum licenses, (iv) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW and (v) commitments associated with satellite carriage services provided to our company. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods. Commitments arising from acquisition agreements are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under derivative instruments pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2013 and 2012, see note 4 to our condensed consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At September 30, 2013, $1,205.1 million or 54.6%, $501.2 million or 22.7% and $426.1 million or 19.3% of our consolidated cash balances were denominated in U.S. dollars, British pounds sterling and euros, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these U.S. dollar, British pound sterling and euro cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Ziggo and Sumitomo shares. At September 30, 2013, the aggregate fair value of these investments was $2,309.3 million (including $935.4 million related to shares subject to re-use rights) and $614.5 million, respectively. All of our Sumitomo shares are held through the Sumitomo Collar and 24,957,000 or 43.8% of our Ziggo shares are held through the Ziggo Collar. For information concerning the terms of the Ziggo Collar and the related Ziggo Collar Loan, see note 4 to our condensed consolidated financial statements. For those shares that are held through the Sumitomo Collar and the Ziggo Collar, our exposure to market risk is limited. A significant portion of our Ziggo shares are also pledged as security for the Ziggo Margin Loan, which is described in note 7 to our condensed consolidated financial statements. For additional information concerning our investments in Sumitomo and Ziggo shares, see note 3 to our condensed consolidated financial statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2013, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 4 to our condensed consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, British pound sterling, Swiss franc, Czech koruna, Hungarian forint, Polish zloty and Romanian lei and the forward sale of the euro, British pound sterling, Swiss franc, Chilean peso, Czech koruna, Hungarian forint and Polish zloty to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and capital expenditures were not hedged as of September 30, 2013. For additional information concerning our foreign currency forward contracts, see note 4 to our condensed consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended September 30, 2013 was to the euro and British pound sterling as 41.0% and 36.8% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview above.

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2013	December 31, 2012
Spot rates:
Euro	0.7390	0.7577
British pound sterling	0.6179	0.6157
Swiss franc	0.9045	0.9146
Hungarian forint	219.71	220.83
Polish zloty	3.1203	3.0939
Czech koruna	18.983	19.009
Romanian lei	3.2961	3.3675
Chilean peso	504.93	478.79

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Average rates:
Euro	0.7547	0.7989	0.7592	0.7803
British pound sterling	0.6448	0.6327	0.6470	0.6337
Swiss franc	0.9316	0.9617	0.9347	0.9398
Hungarian forint	224.83	226.04	225.26	227.17
Polish zloty	3.2053	3.3038	3.1889	3.2828
Czech koruna	19.506	20.022	19.541	19.611
Romanian lei	3.3514	3.6146	3.3466	3.4623
Chilean peso	506.85	482.11	488.25	489.08

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2013, we effectively paid a fixed interest rate on 96% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable September 30, 2013 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at September 30, 2013 declines to 93%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

Weighted Average Variable Interest Rate. At September 30, 2013, our variable-rate indebtedness aggregated $14.2 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.9%, excluding the effects of interest rate derivative contracts, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $71.0 million. As discussed above and in note 4 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At September 30, 2013, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $566.9 million, (ii) cash and cash equivalent and restricted cash balances of $2,230.7 million and (iii) aggregate undrawn debt facilities of $3,288.8 million.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £511 million ($827 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £63 million ($102 million).

LGE Financing Foreign Currency Forward Contracts

Holding all other factors constant, at September 30, 2013:

(i)
an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar would have decreased the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €43 million ($58 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €52 million ($70 million); and

(ii)
an instantaneous increase of 10% in the value of the euro relative to the British pound sterling would have increased the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €26 million ($35 million) and conversely, a decrease of 10% would have decreased the aggregate fair value by approximately €31 million ($42 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €413 million ($559 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €149 million ($202 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €240 million ($325 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €115 million ($156 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €118 million ($160 million); and

(v)
an instantaneous increase in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €15 million ($20 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €16 million ($22 million).

Unitymedia KabelBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2013 an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €135 million ($183 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2013, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €50 million ($68 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €51 million ($69 million).

UPC Holding Cross-currency Options and Foreign Currency Forwards

Holding all other factors constant, at September 30, 2013, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency option and foreign currency forward contracts by approximately €36 million ($49 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €41 million ($55 million).

VTR Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2013, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency and interest rate derivative contracts by approximately CLP 26.0 billion ($51 million).
Ziggo Collar

Holding all other factors constant, at September 30, 2013, an instantaneous increase of 10% in the per share market price of Ziggo’s common stock would have decreased the fair value of the Ziggo Collar by approximately €56 million ($76 million) and conversely, a decrease of 10% would have increased the fair value by €54 million ($73 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2013, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.3 billion ($54 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 4 to our condensed consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:							Total
	Remainder of 2013	Year ending December 31,
		2014	2015	2016	2017	2018	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(2.4)	$645.3	$225.7	$334.1	$148.0	$132.1	$47.8	$1,530.6
Principal-related (b)	—	391.1	(11.3)	181.2	0.2	(2.8)	149.0	707.4
Other (c)	5.6	73.5	73.0	(97.2)	(126.5)	(81.7)	—	(153.3)
Total	$3.2	$1,109.9	$287.4	$418.1	$21.7	$47.6	$196.8	$2,084.7
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the Sumitomo Collar Loan and the Ziggo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2013. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2013, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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
Item 1.     LEGAL PROCEEDINGS

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal filed the 2002 Cignal Action against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom. The shareholders agreement provided that in the absence of an IPO, as defined in the shareholders agreement, of shares of Priority Telecom by October 1, 2001, the Cignal shareholders would be entitled until October 31, 2001 to exchange their Priority Telecom shares into shares of Liberty Global Europe, with a cash equivalent value of $200 million in the aggregate, or cash at Liberty Global Europe’s discretion. Liberty Global Europe believes that it complied in full with its obligations to the Cignal shareholders through the successful completion of the IPO of Priority Telecom on September 27, 2001, and accordingly, the option rights were not exercisable.

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

On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with the 2006 Cignal Action purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claimed, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an IPO and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that the IPO was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. Aggregate claims of $200 million, plus statutory interest, were asserted in this action, which amount includes the $28 million provisionally claimed by the nine plaintiffs in the 2002 Cignal Action. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision of the District Court to the Court of Appeals in Amsterdam. On December 10, 2009, the Court of Appeals in Amsterdam issued a partial decision holding that Priority Telecom was not liable to the Cignal shareholders, but postponed its decision with respect to the other defendants pending receipt of the decision of the Dutch Supreme Court. The Dutch Supreme Court’s April 9, 2010 decision was delivered to the Court of Appeals in Amsterdam and, on September 6, 2011, the Court of Appeals in Amsterdam confirmed the decision of the District Court and dismissed all claims of the former Cignal shareholders. On December 6, 2011, the Cignal shareholders appealed the September 6, 2011 decision to the Dutch Supreme Court. On October 25, 2013, the Dutch Supreme Court dismissed the plaintiffs’ claims in the 2006 Cignal Action against Liberty Global Europe and the other defendants as being without merit.

We consider the October 25, 2013 Dutch Supreme Court decision to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013 and we do not intend to report on these matters in future quarters.

Virgin Media Acquisition Litigation. On February 12, 2013, February 19, 2013 and March 26, 2013, respectively, three purported shareholders of Virgin Media filed lawsuits in the Supreme Court of the State of New York, New York County against the members of the Virgin Media board of directors, Virgin Media, LGI, Liberty Global and certain LGI subsidiaries challenging the Virgin Media Acquisition. All three plaintiffs purported to sue on behalf of the public stockholders of Virgin Media and alleged that the members of the Virgin Media board of directors breached their fiduciary duties to Virgin Media stockholders in connection with the sale of Virgin Media to LGI by, among other things, failing to secure adequate consideration, failing to engage in a fair sales process and failing to disclose material information in the joint proxy statement/prospectus. The complaints alleged that LGI, Liberty Global and certain LGI subsidiaries aided and abetted the alleged breaches of fiduciary duty by Virgin Media’s board of directors. The complaints sought, among other things, rescission and plaintiffs’ attorneys’ fees and costs. Certain of the plaintiffs also sought damages. On April 10, 2013, the three actions were consolidated in the Commercial Division of the Supreme Court of the State of New York. On May 23, 2013, the parties to the consolidated lawsuit entered into a binding Term Sheet to settle the consolidated cases and, on July 22, 2013, executed the Settlement. On October 3, 2013, the Supreme Court of the State of New York issued a final order and judgment approving the Settlement. No stockholders of Virgin Media elected out of the Settlement. The Settlement did not have a material impact on our financial condition or results of operations. All of the actions having been settled, this matter will not be reported in future quarters.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2013:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2013 through July 31, 2013:
Class A	482,911	$79.22	482,911	(b)
Class C	1,475,100	$74.94	1,475,100	(b)

August 1, 2013 through August 31, 2013:
Class A	1,060,919	77.09	1,060,919	(b)
Class C	1,488,100	74.39	1,488,100	(b)

September 1, 2013 through September 30, 2013:
Class A	663,000	78.83	663,000	(b)
Class C	1,326,900	75.03	1,326,900	(b)

Total — July 1, 2013 through September 30, 2013:
Class A	2,206,830	$78.08	2,206,830	(b)
Class C	4,290,100	$74.78	4,290,100	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs where applicable.

(b)
On June 11, 2013, we announced that our board of directors authorized a new $3.5 billion stock repurchase program, which effectively replaced our previous repurchase program. At September 30, 2013, we were authorized to purchase $2,804.9 million of our Class A and Class C ordinary shares under our most recent stock repurchase program.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	November 5, 2013	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 5, 2013	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	November 5, 2013	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

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