Form 10-K
period 2013-12-31
Liberty Global plc
filed 2014-02-13
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35961
Liberty Global plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1112770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 Hans Crescent, London, England	SW1X 0LZ
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44.20.7190.6449 or 303.220.6600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Ordinary Share, par value $0.01 per share	NASDAQ Global Select Market
Class B Ordinary Shares, par value $0.01 per share	NASDAQ Global Select Market
Class C Ordinary Shares, par value $0.01 per share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27.3 billion.
The number of outstanding ordinary shares of Liberty Global plc as of February 7, 2014 was: 222,111,115 Class A ordinary shares; 10,147,184 Class B ordinary shares; and 161,089,629 Class C ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2014 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL PLC
2013 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    BUSINESS
General Development of Business
Liberty Global plc (Liberty Global) is an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at December 31, 2013, serving 24.5 million customers across 14 countries. Through Virgin Media Inc. (Virgin Media) and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.4%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), also a wholly-owned subsidiary, we provide video, broadband internet and fixed-line telephony services in nine European countries and mobile services in three European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and the broadband communications and direct-to-home satellite (DTH) operations of UPC Holding are collectively referred to herein as the “European Operations Division”. Our broadband communications operations in Chile are provided through our 80%-owned subsidiary, VTR GlobalCom SpA (VTR GlobalCom), formerly known as VTR GlobalCom S.A. Through our 80%-owned subsidiary, VTR Wireless SpA (VTR Wireless), formerly known as VTR Wireless S.A., we also offer mobile services in Chile. Our operations also include (1) consolidated broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary, Liberty Cablevision of Puerto Rico (Liberty Puerto Rico), and (2) investments in various other businesses, primarily in Europe. At December 31, 2013, we owned programming interests in Europe and Latin America that were held through Chellomedia BV (Chellomedia). Certain of Chellomedia’s subsidiaries and affiliates provided programming services to certain of our broadband communications operations, primarily in Europe. On January 31, 2014, we completed the sale of substantially all of Chellomedia’s assets.
As further described below, as a result of a series of mergers that were completed on June 7, 2013, Liberty Global became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (LGI) (the predecessor to Liberty Global) and Virgin Media. In the following text, the terms “we,” “our,” “our company,” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.
Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2013, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2013.
Recent Developments
Virgin Media Acquisition
On June 7, 2013, pursuant to an Agreement and Plan of Merger (the Virgin Media Merger Agreement) with Virgin Media and following receipt of regulatory and shareholder approvals, we acquired Virgin Media in a stock and cash merger (the Virgin Media Acquisition).
Pursuant to the Virgin Media Merger Agreement:

•
each share of common stock of Virgin Media was converted into the right to receive (a) 0.2582 Class A ordinary shares of Liberty Global, (b) 0.1928 Class C ordinary shares of Liberty Global and (c) $17.50 in cash; and

•
each share of Series A common stock of LGI was converted into the right to receive one Class A ordinary share of Liberty Global, each share of Series B common stock of LGI was converted into the right to receive one Class B ordinary share of Liberty Global, and each share of Series C common stock of LGI was converted into the right to receive one Class C ordinary share of Liberty Global.

In connection with the completion of the Virgin Media Acquisition, we issued 70,233,842 Class A and 52,444,170 Class C ordinary shares to holders of Virgin Media common stock and 141,234,331 Class A, 10,176,295 Class B and 105,572,797 Class C ordinary shares to holders of LGI Series A, Series B and Series C common stock, respectively.
For additional information on the Virgin Media Acquisition, including related financings, see notes 3, 6, and 9 to our consolidated financial statements included in Part II of this Annual Report.
Ziggo Acquisitions
During 2013, we acquired an aggregate of 57,000,738 shares of Ziggo N.V. (Ziggo), a publicly-traded company in the Netherlands, at an average price of €26.40 ($36.40) per share, for a total investment of €1,505.0 million ($2,075.3 million). Ziggo is the largest cable operator in the Netherlands in terms of customers. As a result of these investments, we effectively owned 28.5% of the outstanding shares of Ziggo at December 31, 2013. In April 2013, we entered into a limited recourse margin loan agreement with respect to a portion of our investment in Ziggo, and in July 2013, we entered into a share collar and secured borrowing arrangement with respect to a portion of our owned Ziggo shares. All but 4,743,738 of the Ziggo shares that we owned at December 31, 2013 were pledged as collateral under one of these two arrangements.
On January 27, 2014, we reached an agreement on an offer to acquire all of the shares of Ziggo that we do not already own (the Ziggo Offer) in a stock and cash transaction. The supervisory and management boards of Ziggo have recommended that the shareholders of Ziggo accept the Ziggo Offer. Under the terms of the Ziggo Offer, Ziggo shareholders will receive (1) 0.2282 Class A ordinary shares of Liberty Global, (2) 0.1674 Class C ordinary shares of Liberty Global (or 0.5630 Class C ordinary shares of Liberty Global after the completion of the 2014 Share Dividend, as defined and described in note 19 to our consolidated financial statements included in Part II of this Annual Report), and (3) €11.00 ($15.17) in cash for each Ziggo share that they own. The completion of the Ziggo Offer is subject to customary closing conditions, including a minimum tender condition and receipt of competition clearances.

For additional information on the above Ziggo transactions, including related financings, see notes 5, 6, 9 and 19 to our consolidated financial statements included in Part II of this Annual Report.

In addition, during 2013, we completed various other smaller acquisitions in the normal course of business.

Financings

•
VTR Financing Transactions. On January 24, 2014, we completed a reorganization of our credit pools. VTR GlobalCom and VTR Wireless were placed in a separate credit pool with their parent and one of our wholly-owned subsidiaries, VTR Finance B.V. (VTR Finance). In connection with the reorganization, VTR Finance and certain of its subsidiaries (including VTR GlobalCom) were extracted from the UPC Holding credit pool and VTR Finance and certain of its subsidiaries entered into the financing transactions described below. In connection with these transactions, we disclosed that we are exploring opportunities with respect to our Latin American operations (which include VTR GlobalCom, VTR Wireless and Liberty Puerto Rico), including a possible spin-off of those operations to our shareholders. Our evaluation of such opportunities is at a preliminary stage, and any alternative pursued would be subject to approval by our board of directors. We are unable to predict the timing or terms of any spin-off or other transaction that might be pursued, or whether such a transaction will eventually occur. On January 24, 2014, VTR Finance issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Senior Secured Notes). The net proceeds from the issuance of the VTR Senior Secured Notes were used, together with existing cash of our subsidiaries, to repay all of the outstanding indebtedness under Facilities R, S and AE of the senior secured credit facility of UPC Broadband Holding BV, a wholly-owned subsidiary of UPC Holding, in connection with the extraction of VTR Finance and its subsidiaries from the UPC Holding credit pool.

•
Virgin Media Credit Facility. In connection with the execution of the Virgin Media Merger Agreement, we entered into various debt financing arrangements. On June 7, 2013, Virgin Media Investment Holdings Limited, a subsidiary of Virgin Media, together with other subsidiaries of Virgin Media as borrowers and guarantors, entered into a new senior secured credit facility agreement. Under the agreement, the lenders agreed to provide the borrowers with (1) a £375.0 million ($621.3 million) term loan, (2) a $2,755.0 million term loan, (3) a £600.0 million ($994.0 million) term loan and (4) a £660.0 million ($1,093.4 million) revolving credit facility. With the exception of the revolving credit facility, all available amounts were borrowed in June 2013.

•
Virgin Media Notes. In February 2013, also in connection with the execution of the Virgin Media Merger Agreement, certain of our subsidiaries issued $1.0 billion principal amount of 5.375% senior secured notes and £1.1 billion ($1.8 billion) principal amount of 6.0% senior secured notes; and $530.0 million principal amount of 6.375% senior notes and £250.0 million ($414.2 million) principal amount of 7.0% senior notes. The net proceeds (after deducting certain transaction expenses) of these notes were placed into escrow pending the closing of the Virgin Media Acquisition at which time they were released.

•
Virgin Media Convertible Notes. Prior to the Virgin Media Acquisition, Virgin Media issued $1.0 billion principal amount of 6.50% convertible senior notes (the VM Convertible Notes) pursuant to an indenture, as supplemented. The VM Convertible Notes mature on November 15, 2016, unless the VM Convertible Notes are exchanged or repurchased prior thereto pursuant to the terms the indenture. As of December 31, 2013, an aggregate of $944.2 million principal amount of VM Convertible Notes had been exchanged following the Virgin Media Acquisition for 13.1 million Class A and 9.8 million Class C ordinary shares and $885.1 million of cash. After giving effect to all exchanges completed, the remaining principal amount outstanding under the VM Convertible Notes was $54.8 million as of December 31, 2013.
For a further description of the terms of the above financings, including call provisions, and certain other transactions affecting our consolidated debt in 2013, see notes 9 and 19 to our consolidated financial statements included in Part II of this Annual Report.
Equity Transactions

•
Share Repurchases. Pursuant to our various share repurchase programs, during 2013 we repurchased a total of 6,550,197 shares of Liberty Global Class A ordinary shares or LGI Series A common stock at a weighted average price of $73.82 per share and 9,105,600 shares of Liberty Global Class C ordinary shares or LGI Series C common stock at a weighted average price of $73.41 per share, for an aggregate cash purchase price of $1,151.9 million, including direct acquisition costs and the effects of derivative instruments. On June 11, 2013, our board of directors authorized a new program of up to $3.5 billion (before direct acquisition costs) for the repurchase of Liberty Global Class A and/or Class C ordinary shares, through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. This program may be suspended or discontinued at any time. At December 31, 2013, the remaining amount authorized for share repurchases was $2,522.1 million. In conjunction with our share repurchase program, we entered into a number of call option contracts during 2013. Subsequent to December 31, 2013, our board of directors increased the amount authorized under our current repurchase program by $1.0 billion. We currently intend to complete this repurchase program by the end of 2015.

For a further description of our share repurchases and the call option contracts, see note 11 to our consolidated financial statements included in Part II of this Annual Report.
* * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our expectations with respect to our growth prospects and our strategic initiatives over the next few years, our expectations regarding our operating cash flow margins and percentage of revenue represented by our property and equipment additions in 2014, the amount of our anticipated non-functional currency transactions in 2014, the future projected cash flows of our continuing operations associated with our commitments and derivative instruments, our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the maturity of our markets, anticipated cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the industries in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•
consumer acceptance of our existing service offerings, including our digital video, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our digital video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	our ability to maintain our revenue from channel carriage arrangements, particularly in Germany;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the present and any future conditions imposed in connection with the acquisition of Kabel BW GmbH (KBW) on our operations in Germany;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we acquire, such as the Virgin Media Acquisition and the recently announced Ziggo Offer;

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

•
the availability of attractive programming for our digital video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.

The broadband distribution services industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.
Financial Information About Operating Segments
Financial information about our reportable segments appears in note 17 to our consolidated financial statements included in Part II of this Annual Report.
Narrative Description of Business
Broadband Distribution
Overview
We offer a variety of broadband services over our cable distribution systems, including video, broadband internet and fixed-line telephony, and in certain of our operations we offer mobile services. We design these services to enable our customers to access the digital world on their own terms and at their own pace. In most of our footprint, the core of our offer to customers is “triple-play”, which we use to describe bundled services of digital video, internet and fixed-line telephony in one subscription. We are enhancing this offer with the development of “quadruple-play” by expanding our services to include mobile. Available service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications. In select markets, we also offer video services through DTH or through multichannel multipoint (microwave) distribution systems (MMDS). Our consumer brands include Virgin Media, UPC, Unitymedia, Kabel BW, Telenet, VTR GlobalCom and in Puerto Rico, Liberty. In terms of video subscribers, we operate the largest cable network in each of Austria, Belgium, Chile, the Czech Republic, Hungary, Ireland, Poland, Puerto Rico, Slovakia, Switzerland and the U.K. and the second largest cable network in each of Germany, the Netherlands and Romania.

The following table presents certain operating data as of December 31, 2013, with respect to the cable, DTH and MMDS systems of our subsidiaries in Europe, Chile and Puerto Rico. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
at December 31, 2013

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video					Internet	Fixed-line Telephony
					Analog Cable Subscribers (5)	Digital Cable Subscribers (6)	DTH Subscribers (7)	MMDS Subscribers (8)	Total Video	Subscribers (9)	Subscribers (10)

European Operations Division:
United Kingdom	12,520,100	12,520,100	4,908,500	12,261,700	—	3,749,600	—	—	3,749,600	4,375,700	4,136,400
Germany	12,634,300	12,295,200	7,069,800	11,698,500	4,366,500	2,234,900	—	—	6,601,400	2,579,600	2,517,500
Belgium	2,893,800	2,893,800	2,092,500	4,622,400	601,100	1,491,400	—	—	2,092,500	1,464,900	1,065,000
The Netherlands (11)	2,838,600	2,825,300	1,633,900	3,683,000	523,900	1,108,100	—	—	1,632,000	1,068,100	982,900
Switzerland (11)	2,145,300	1,875,100	1,455,200	2,538,700	764,700	651,700	—	—	1,416,400	663,800	458,500
Austria	1,326,000	1,326,000	642,700	1,304,500	181,400	342,800	—	—	524,200	432,100	348,200
Ireland	859,600	748,600	533,000	1,059,700	51,100	338,300	—	38,500	427,900	338,300	293,500
Total Western Europe	35,217,700	34,484,100	18,335,600	37,168,500	6,488,700	9,916,800	—	38,500	16,444,000	10,922,500	9,802,000
Poland	2,717,700	2,616,300	1,436,600	2,673,000	387,000	848,300	—	—	1,235,300	915,900	521,800
Hungary	1,539,300	1,524,000	1,050,800	1,862,600	257,300	376,900	264,600	—	898,800	518,300	445,500
Romania	2,272,600	2,080,300	1,188,300	1,842,900	364,100	477,700	341,000	—	1,182,800	381,000	279,100
Czech Republic	1,359,400	1,257,700	725,600	1,189,000	81,600	379,200	106,800	—	567,600	440,000	181,400
Slovakia	501,200	478,300	287,600	431,200	59,100	133,000	66,500	600	259,200	109,400	62,600
Total Central and Eastern Europe	8,390,200	7,956,600	4,688,900	7,998,700	1,149,100	2,215,100	778,900	600	4,143,700	2,364,600	1,490,400
Total European Operations Division	43,607,900	42,440,700	23,024,500	45,167,200	7,637,800	12,131,900	778,900	39,100	20,587,700	13,287,100	11,292,400
Chile	2,927,300	2,406,100	1,199,800	2,564,800	134,800	854,600	—	—	989,400	885,700	689,700
Puerto Rico	704,600	704,600	272,800	535,800	—	210,500	—	—	210,500	192,200	133,100
Grand Total	47,239,800	45,551,400	24,497,100	48,267,800	7,772,600	13,197,000	778,900	39,100	21,787,600	14,365,000	12,115,200

___________________

(1)
Homes Passed are homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant, except for DTH and MMDS homes. Our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH. With respect to MMDS, one MMDS customer is equal to one Home Passed. Due to the fact that we do not own the partner networks (defined below) used in Switzerland and the Netherlands (see note 11 below), we do not report homes passed for Switzerland’s and the Netherlands’ partner networks.

(2)	Two-way Homes Passed are Homes Passed by those sections of our networks that are technologically capable of providing two-way services, including video, internet and fixed-line telephony services.

(3)
Customer Relationships are the number of customers who receive at least one of our video, internet or fixed-line telephony services that we count as Revenue Generating Units (RGUs), without regard to which or to how many services they subscribe. To the extent that RGU counts include equivalent billing unit (EBU) adjustments, we reflect corresponding adjustments to our Customer Relationship counts. For further information regarding our EBU calculation, see Additional General Notes to Tables below. Customer Relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two Customer Relationships. We exclude mobile customers from Customer Relationships. For Belgium, Customer Relationships only include customers who subscribe to an analog or digital cable service due to billing system limitations.

(4)
Revenue Generating Unit is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Fixed-line Telephony Subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Fixed-line Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or fixed-line telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers, free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our December 31, 2013 RGU counts exclude our separately reported postpaid and prepaid mobile subscribers in the U.K., Belgium, Germany, Chile, Poland, Hungary and the Netherlands of 2,990,200, 750,500, 239,500, 71,300, 16,500, 7,700 and 3,000, respectively. Our mobile subscriber count represents the number of active subscriber identification module (SIM) cards in service.

(5)
Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. Our Analog Cable Subscriber counts also include subscribers who may use a purchased set-top box or other means to receive our basic digital cable channels without subscribing to any services that would require the payment of recurring monthly fees in addition to the basic analog service fee (Basic Digital Cable Subscriber). Our Basic Digital Cable Subscribers are attributable to the fact that our basic digital cable channels are not encrypted in certain portions of our footprint and the use of purchased digital set-top boxes in Belgium. In Europe, we have approximately 108,100 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.

(6)
Digital Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our digital cable service over our broadband network or through a partner network. We count a subscriber with one or more digital converter boxes that receives our digital cable service in one premises as just one subscriber. A Digital Cable Subscriber is not counted as an Analog Cable Subscriber. As we migrate customers from analog to digital cable services, we report a decrease in our Analog Cable Subscribers equal to the increase in our Digital Cable Subscribers. As discussed in further detail in note 5 above, Basic Digital Cable Subscribers are not included in the respective Digital Cable Subscriber counts. Subscribers to digital cable services provided by our operations in Switzerland and the Netherlands over partner networks receive analog cable services from the partner networks as opposed to our operations.

(7)	DTH Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via a geosynchronous satellite.

(8)	MMDS Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming via MMDS.

(9)
Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers exclude 134,800 asymmetric digital subscriber line (ADSL) subscribers within our U.K. segment and 73,800 digital subscriber line (DSL) subscribers within our Austria segment that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections. In Switzerland, we offer a 2 Mbps internet service to our Analog and Digital Cable Subscribers without an incremental recurring fee. Our Internet Subscribers in Switzerland include 27,600 subscribers who have requested and received a modem that enables the receipt of this 2 Mbps internet service.

(10)
Fixed-line Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Fixed-line Telephony Subscribers exclude mobile telephony subscribers. Our Fixed-line Telephony Subscribers exclude 94,800 and 53,700 subscribers within our segments in the U.K. and Austria, respectively, that are not serviced over our networks.

(11)
Pursuant to service agreements, Switzerland and, to a much lesser extent, the Netherlands offer digital cable, broadband internet and fixed-line telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if there is a direct billing relationship with the customer. At December 31, 2013, Switzerland’s partner networks account for 131,700 Customer Relationships, 261,500 RGUs, 98,200 Digital Cable Subscribers, 95,200 Internet Subscribers and 68,100 Fixed-line Telephony Subscribers.

Additional General Notes to Table:
All of our broadband communications subsidiaries provide fixed-line telephony, broadband internet, data, video or other business services. Certain of our business service revenue is derived from small or home office (SOHO) subscribers that pay a premium price to receive enhanced service levels along with video, internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers.” With the exception of our business SOHO subscribers, we generally do not count customers of business services as customers or RGUs for external reporting purposes.
Certain of our residential and commercial RGUs are counted on an EBU basis, including residential multiple dwelling units and commercial establishments, such as bars, hotels and hospitals, in Chile and Puerto Rico and certain commercial establishments in Europe (with the exception of Germany and Belgium, where we do not count any RGUs on an EBU basis). Our EBUs are generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates. In Germany, homes passed reflect the footprint, and two-way homes passed reflect the technological capability of our network up to the street cabinet, with drops from the street cabinet to the building generally added, and in-home wiring generally upgraded, on an as needed or success-based basis. In Belgium, Telenet leases a portion of its network under a long-term capital lease arrangement. These tables include operating statistics for Telenet’s owned and leased networks.
While we take appropriate steps to ensure that subscriber statistics are presented on a consistent and accurate basis at any given balance sheet date, the variability from country to country in (1) the nature and pricing of products and services, (2) the distribution platform, (3) billing systems, (4) bad debt collection experience and (5) other factors add complexity to the subscriber counting process. We periodically review our subscriber counting policies and underlying systems to improve the accuracy and consistency of the data reported on a prospective basis. Accordingly, we may from time to time make appropriate adjustments to our subscriber statistics based on those reviews.
Subscriber information for acquired entities is preliminary and subject to adjustment until we have completed our review of such information and determined that it is presented in accordance with our policies.

Residential Services

•
Video. Our cable operations offer a full range of video services, including basic and premium programming, which can be accessed on the television and, in select markets, through internet connected devices in the home and whenever there is internet connectivity. We provide advanced service offerings, such as high definition (HD) channels, digital video recorder (DVR), HD DVR and, in certain markets, video-on-demand (VoD), which give our customers the ability to control when they watch their programming. In several of our markets, we also have enhanced pay-per-view programming on channels we distribute and through VoD. In addition, we offer select programming in three-dimensional (3D) format to our customers who have 3D capable televisions. Several of our operations offer television applications (apps) that allow access to programming on a variety of devices, including laptops and tablets.

To receive our digital services, a subscriber must either purchase or rent a set-top box, and obtain a conditional access security card, or a “smart card,” from our operators. Neither a set-top box nor a smart card is required to receive basic digital television channels in our unencrypted footprints. Accordingly, where our basic digital television channels are unencrypted, subscribers are able to also watch our basic digital television channels, provided that they pay the monthly subscription fee for our analog package and have televisions capable of receiving digital signals. The basic digital television channels in our entire footprints in Germany, the Netherlands, Switzerland, Austria, Poland, the Czech Republic and Romania are unencrypted as of December 31, 2013. It is possible that we will decide to unencrypt the digital versions of our basic analog tier in additional markets in 2014 and future periods. Regardless of whether basic digital channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets.
In some of our markets, in lieu of a set-top box, a subscriber may use a common interface plus (CI+) module in combination with a smart card to access our encrypted digital services. A CI+ module is a small device that allows customers with a CI+ enabled television set, who subscribe to, or otherwise have access to, our digital video service, to view such services without a set-top box. No set-top box, CI+ module or smart card is required to receive our analog or unencrypted basic digital services.
To enhance our customers video experience, we have launched “Horizon TV”, a next generation multimedia home gateway, in Germany, the Netherlands, Switzerland and Ireland. As described further below, Horizon TV is a home multimedia platform with a sophisticated user interface that enables customers to view and share content across the television, computer, tablet and smartphone. Similar video experiences are offered by us through the “TiVo” platform in the U.K. and “Yelo TV” in Belgium.
Our cable operations generally offer two or three tiers of digital video programming and audio services. Subscribers to our basic digital video service pay a fixed monthly fee and generally receive at least 60 video channels and several audio services. This service also includes VoD access and an electronic programming guide. In our markets where our basic digital service is not encrypted, the cost of our digital service is the same cost as our analog services. In the markets where we encrypt our basic digital service, such service is generally offered at an incremental cost equal to or slightly higher than the monthly fee for our basic analog service. For an additional monthly charge, a subscriber may upgrade to one of our extended digital tier services and receive an increased number of video channels, including the channels in the basic tier service. A limited number of HD channels are generally included in our basic tiers of service. Digital subscribers may also subscribe to one or more packages of premium channels, including additional HD channels. In all digital tiers of service, a subscriber also has the option for an incremental monthly charge to upgrade the standard digital device to one with DVR or HD DVR capabilities, which may be rented or purchased. Customers who subscribe to a digital tier generally receive a VoD enabled set top box without an additional monthly charge. Our VoD services are available on a subscription basis or a transaction basis, depending on location and the tier of digital service selected by the subscriber.
In addition to our digital video services, we offer limited analog services in all of our broadband markets, except in the U.K. and in Puerto Rico. Subscribers to our analog video service typically receive 18 to 67 channels of video service, depending on their location. Subscribers to our digital services also receive the channels available through our analog service. In certain of our markets, we offer a lifeline tier with limited video channels. In Ireland and Slovakia, we offer a limited number of video channels through MMDS.
Discounts to our monthly service fees are available to any subscriber who selects a bundle of two or more of our services (bundled services): video, internet, fixed-line telephony and, in certain markets, mobile services. Bundled services consist of “double-play” for two services, “triple-play” for three services and “quadruple-play” for four services.

We tailor our tiers of video services in each country of operation based on programming preferences, culture, demographics and local regulatory requirements. Our channel offerings include general entertainment, sports, movies, documentaries, lifestyles, news, adult, children, and ethnic and foreign channels. In each of our markets, we also offer a variety of premium channel packages (such as sports, family and international focus) and our VoD service provides a wide variety of movies and special events to meet the special interests of our subscribers. In all of our broadband operations we continue to upgrade our systems to expand our digital services and encourage our analog subscribers to convert to a digital or premium digital service.
We offer digital video services through DTH satellite in the Czech Republic, Hungary, Romania and Slovakia. We offer these services through UPC DTH S.á.r.l (UPC DTH), a subsidiary of Liberty Global Europe organized in Luxembourg, which also has a management arrangement with another subsidiary, FocusSat Romania Srl (FocusSat), to provide these services in Romania. Similar to our video cable services, we offer a lifeline tier of service (excluding Romania), a basic video tier of service and, for an additional monthly charge, subscribers may upgrade to an extended tier of service and may subscribe to various premium channel packages.

•
Broadband Internet. We offer multiple tiers of broadband internet service in all of our broadband communications markets. Depending on location, this service includes download speeds ranging from less than 1 Mbps to an ultra high-speed internet service of 250 Mbps. Generally, we provide our broadband internet service without any time or data volume restrictions. Our current core package in most of our Europe operations offers a speed of 120 Mbps, with our operations in the Netherlands, Austria, Ireland, Poland, Hungary, the Czech Republic and Romania offering additional packages with download speeds ranging from up to 200 Mbps to 250 Mbps. To a select market in Switzerland, we also have available an ultra high-speed internet service with download speeds of up to 500 Mbps. Our ultra high-speed internet service is based primarily on Euro DOCSIS 3.0 technology. Our internet service generally includes email, address book, parental controls and on-line audio. We also offer value-added broadband services through certain of our operations for an incremental charge. These services include security (e.g., anti-virus and spam protection) and online storage and web spaces. In certain of our markets, we offer mobile broadband services as described under —Telephony below.

Our residential subscribers generally access the internet via cable modems connected to their internet capable devices, including personal computers, at various speeds depending on the tier of service selected. This standard means of access is changing as we expand our services to offer wireless networks for the home. In certain of our markets, we are deploying a community WiFi in the home (Community WiFi), which provides a seamless connectivity experience over WiFi to our customers. The Community WiFi is branded as “Wi-free” in Belgium, Poland, Switzerland and Ireland and as “WifiSpots” in the Netherlands. It is enabled by WiFi modems, and starting in 2014 the Horizon TV box, of our internet customers and access is free for our internet customers. By using the WiFi modems and the Horizon TV box, the Community WiFi does not affect the internet speeds of our customers. The Community WiFi is created through the sharing of access to our customers’ home wireless routers.
In the Netherlands, Romania and Switzerland, a subscriber must subscribe to our video service in order to subscribe to our internet service. In our other markets, our broadband internet service is available on a stand-alone basis or in combination with one or more of our other services. Subscribers to our internet service pay a monthly fee based on the tier of service selected. In addition to the monthly fee, customers pay an activation service fee upon subscribing to an internet service. This one time fee may be waived for promotional reasons. We determine pricing for each different tier of internet service through an analysis of speed, data limits, market conditions and other factors.

•
Telephony. Multi-feature fixed-line telephony services are available through our managed, quality of service based voice-over-internet-protocol (VoIP) technology in all of our broadband communication markets. In the U.K., Chile, Austria and Hungary, we also provide traditional circuit-switched fixed-line telephony services. We pay interconnection fees to telephony providers when calls by our subscribers terminate on another network and receive similar fees from providers when calls by their users terminate on our network through interconnection points. We are also offering mobile services, both data and voice, as a mobile virtual network operator (MVNO) over third-party networks in the U.K., Germany, Belgium, Chile and Poland. In the Netherlands and in Hungary we provide mobile data services through MVNO arrangements. We plan to add MVNO arrangements in certain of our other broadband communication markets, as a complement to our fixed-line telephony services.

Our fixed-line telephony service may be selected on a stand-alone basis or in combination with one or more of our other services. Our fixed-line telephony service includes a basic fixed-line telephony product for line rental and various calling plans, which may consist of any of the following: unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. We also offer a second or third phone line at an incremental cost. In Poland we offer a phone app that allows our fixed-line telephony customers with smartphones to use their fixed-line call packages. We also launched this phone app in the U.K., Belgium and Romania in 2013 and plan to launch it in additional markets in 2014.
Telenet and VTR Wireless provide their mobile telephony services as full MVNOs through partnerships with a third-party mobile network operator in their respective footprints. Telenet and VTR Wireless own the core network, including switching, backbone, interconnections, etc., and lease the third party’s radio access network. This arrangement permits Telenet and VTR Wireless to offer their respective customers all mobile services using its core network without having to build and operate a cellular radio tower network and without being limited to offering customers packages and rates designated by the wireless network provider. We also offer mobile services using third-party networks in the U.K., Germany, Poland and certain other markets. In the U.K., Germany and Poland, we provide mobile telephony as light MVNOs. In these countries, we lease the core network as well as the radio access network from a mobile network operator. These arrangements permit our customers in these countries to have access to the third party mobile communications services while we maintain the customer relationship. We offer our mobile services throughout the U.K., Belgium (and parts of Luxembourg), Chile and Poland. In Germany, we offer our mobile service to our customers located within our German footprint who subscribe to a double-play or triple-play bundle and to a lesser extent on a stand-alone basis.
Where mobile services are available within our operations, subscribers pay varying monthly fees depending on whether the mobile service is included with our fixed-line telephony service or includes mobile data services via mobile phones, tablets or laptops. Our mobile services typically include telephony, short message service (or SMS) and internet. Calls, both within and out of network, incur a charge or are covered under a postpaid monthly service plan. Our stand-alone mobile services are primarily on a post-paid basis with customers subscribing to services for periods ranging from 30 days for a SIM-only contract to up to 24 months, with the latter often taken with a subsidized mobile handset. In the U.K., we also offer a prepaid service, where the customers pay for the service prior to using it and generally have no minimum contract term.
Business Services
In addition to our residential services, we offer voice, broadband internet, data, video, wireless and cloud services to business customers. Our business services are designed to meet the specific demands of the business customer. Our business customers range from SOHO (generally fewer than 10 employees) to medium and large enterprises, as well as on a wholesale basis to other operators. In addition, we target specific industry segments, such as financial institutions, hospitals and care facilities, education institutions and government offices, with tailored solutions combining our standard range of services with value added features, such as dedicated customer care and enhanced service performance monitoring. We also offer a complete range of access, voice and internet services to carriers, internet service providers (ISPs) and mobile operators.
Our business services are designed to meet the specific demands of our business customers with a wide range of services. These include, among other things, (1) VoIP and circuit-switch telephony, gateways, hosted solutions and conferencing options for our voice services, (2) internet access with upload speeds from 2 Mbps to 10 Gbps and virtual private networks through our broadband services, (3) video programming packages and for targeted industries dedicated headends, (4) voice and data SIM cards, handsets and WiFi networks on our mobile networks, and (5) webhosting, managed security systems, storage solutions and cloud enabled software packages through our cloud services.
Our business services are provided to business subscribers at contractually established fees based on the type of services received. Customers receive services on terms and conditions similar to those offered to our residential subscribers. For business customers, we enter into individual agreements that address their needs. These agreements are generally for a period of one or more years. In addition to providing business services over our networks, we also have operations and agreements in place to provide our services to our business customers over dedicated fiber lines and third party fiber networks.
Technology
In almost all of our markets, our video, broadband internet and fixed-line telephony services are transmitted over a hybrid fiber coaxial cable network. This network is composed primarily of glass fiber with only the last part that connects the home to the network composed of coaxial cable. Over 96% of our network allows for two-way communications and is flexible enough to support our current services, as well as new services. In addition, the capacity available on our network increases as our analog subscribers switch to a digital service. This is because multiple digital channels can be compressed into the same space as one analog channel in the broadcast spectrum. The available space can then be used for other purposes, such as VoD services and high broadband speeds.
We continue to explore new technologies that will enhance our customer’s television experience, such as:

•	recapturing bandwidth and optimizing our networks by increasing the number of nodes in our markets, using digital compression technologies and through cluster splits;

•	expanding our network to accommodate business services;

•	using wireless technologies to extend our services outside the home;

•	offering remote access to our video services through computers, tablets and smartphones; and

•	developing and introducing next-generation platforms through multimedia home gateways or online media sharing and streaming (or cloud TV).
Our multimedia home gateway, Horizon TV, is a central media platform that is capable of distributing video, voice and data content throughout the home and to multiple devices. We are expanding the Horizon TV experience through cloud TV, including cloud DVR, VoD navigation and advanced applications. The cloud TV platform allows users to stream experiences to set-top boxes and CI+ modules. Horizon TV is available in our footprint in the Netherlands, Switzerland and Ireland and in portions of our footprint in Germany. The Horizon TV platform sets up a wireless network that connects the digital video content available on the television to devices, such as computers, tablets and smartphones. It also integrates access to personal media content, such as photos, music and movies stored in the home or in the cloud, enabling access on devices both in and outside the home. Digital video platforms are available through TiVo in the U.K. and Yelo TV in Belgium.
Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. The box for Horizon TV has six in-built tuners, two of which are dedicated to channel-surfing. This allows the customer to view programming information while their current program is playing. Also, up to four programs can be recorded simultaneously and up to four devices can connect to the Horizon TV box and view different content. In certain markets, we offer a box for Horizon TV without the recording functionality. For our multimedia gateway customers, we also offer apps for various services. We intend to (1) expand the availability of Horizon TV to other markets within our footprint and (2) continue to improve the Horizon TV user experience with new functionality and software updates.
We deliver our high speed data and fixed-line telephony though our cable network. The cable networks of our operations are connected to our “aorta” backbone, a tier 1 carrier, that permits us to serve our customers through settlement free collaboration with other carriers without the cost of using a third-party network.
Supply Sources
For our video services, we license almost all of our programming and on-demand offerings from broadcast and cable programming networks, as well as DTH content providers. For such licenses, we generally pay a monthly fee on a per channel or per subscriber basis. We generally enter into long-term programming licenses with volume discounts and marketing support. For on-demand programming and streaming services, we generally enter into shorter-term agreements. For our distribution agreements, we seek to include the rights to offer the licensed programming to our customers through multiple delivery platforms and though our apps for smartphones and tablets.
We purchase each type of customer premise equipment from a number of different suppliers with at least two or more suppliers for our high-volume products. Customer premise equipment includes set-top boxes, modems, CI+ modules, DVRs, tuners and similar devices. For each type of equipment, we retain specialists to provide customer support. For our broadband services, we use a variety of suppliers for our network equipment and the various services we offer. Similarly, we use a variety of suppliers for mobile handsets to offer customers in our operations with mobile services.
We license software products, including email and security software, and content, such as news feeds, from several suppliers for our internet services. The agreements for these products require us to pay a per subscriber fee for software licenses and a share of advertising revenue for content licenses. For our TiVo service in the U.K., we have a partnership arrangement where TiVo is the exclusive provider of the user interface software for our next generation set-top boxes, which provide converged television and broadband internet capabilities, and we are the exclusive distributor of the TiVo services and technology in the U.K. For our fixed-line telephony services, we license software products, such as voicemail, text messaging and caller ID, from a variety of suppliers. For these licenses we attempt to enter into long-term contracts, which generally require us to pay based on usage of the services.

The following table presents certain penetration and network data as of December 31, 2013, with respect to the cable systems of our consolidated subsidiaries in Europe, Chile and Puerto Rico. The table reflects 100% of the data applicable to each of our subsidiaries regardless of our ownership percentage. Percentages are rounded to the nearest whole number.
Network & Product Penetration Data (%)
at December 31, 2013

	UK	Germany	Belgium	The Netherlands	Switzerland	Austria	Ireland	Poland	Hungary	Czech Republic	Romania	Slovakia	Chile	Puerto Rico

Liberty Global Network Data:
Two-way homes passed (HP) percentage (1)	100	97	100	100	87	100	87	96	99	93	92	95	82	100
Digital video availability percentage (2)	99(9)	100(9)	100	99	88(9)	96	97	97	98	94	92	92	82	100
Broadband internet availability percentage (2)	99(9)	97(9)	100	100	87(9)	100	87	96	99	94	92	89	82	100
Fixed-line telephony availability percentage (2)	99(9)	97(9)	100	100	87(9)	100	86	96	99	94	92	89	82	100

Bandwidth percentage (3):
at least 860 MHz	14	97	26	100	100	86	55	99	16	93	91	97	51	46
750 MHz to 859 MHz	76	—	—	—	—	—	33	—(10)	55	—	—(10)	—	35	—
less than 750 MHz	10	3	74	—	—(10)	14	12	—(10)	29	7	9	3	14	54

Liberty Global Product Penetration:
Cable television penetration (4)	30	52	72	57	66	40	45	45	41	34	37	38	34	30
Digital cable penetration (5)	100	34	71	68	46	65	87	69	59	82	57	69	86	100
HD, DVR & HD DVR penetration (6)	80	39	98	93	90	70	83	95	43	33	13	23	44	34
Broadband internet penetration (7)	35	21	51	38	35	33	45	35	34	35	18	23	37	27
Fixed telephony penetration (7)	33	20	37	35	24	26	39	20	29	14	13	13	29	19

Double-play penetration (8)	18	8	30	9	17	13	25	22	16	35	15	8	21	24
Triple-play penetration (8)	66	29	46	58	29	45	37	32	31	15	20	21	46	36

_____________________

(1)	Percentage of total HP that are two-way HP.

(2)	Percentage of total HP to which digital video (including digital MMDS), broadband internet or fixed telephony services, as applicable, are made available.

(3)	Percentage of total HP served by a network with the indicated bandwidth. HP for Ireland excludes MMDS HP.

(4)	Percentage of total HP that subscribe to cable television services (Analog Cable or Digital Cable).

(5)	Percentage of cable television subscribers (Analog Cable and Digital Cable Subscribers) that are Digital Cable Subscribers.

(6)
Percentage of Digital Cable Subscribers with HD, DVR or HD DVR. This Percentage would not include subscribers who may use a purchased set-top box or other means to receive our basic digital cable channels without subscribing to any services that would require the payment of recurring monthly fees in addition to the basic analog service fee due to the fact that our basic digital cable channels are not encrypted in certain portions of our footprint.

(7)	Percentage of two-way HP that subscribe to broadband internet or fixed-telephony services, as applicable.

(8)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony).

(9)	Assuming the contractual right to serve the building exists in the case of multiple dwelling units.

(10)	Less than 1%.

The following table provides information on the products and services available to our cable customers as of December 31, 2013. Percentages are rounded to the nearest whole number.

Video, Broadband Internet & Fixed-Line Telephony and Mobile Services
at December 31, 2013

	UK	Germany	Belgium	The Netherlands	Switzerland	Austria	Ireland	Poland	Hungary	Czech Republic	Romania	Slovakia	Chile	Puerto Rico

Video services (excluding DTH):
VoD	X	X	X	X	X	X	X	X	X				X	X
DVR	X	X	X	X	X	X	X	X	X	X	X	X	X	X
HD	X	X	X	X	X	X	X	X	X	X	X	X	X	X
Electronic programming guide	X	X	X	X	X	X	X	X	X	X	X	X	X	X
Number of channels in basic digital tier	68	80 or 112(3)	75	89	60	86	67	156	82	100	132	94	86	101
Number of channels in basic analog tier (1)	—	34 or 41(3)	21	31	26	38	18	35	32	41	59	47	67	—
Number of unique channels in basic digital tier (2)	68	46 or 71(3)	54	58	34	48	49	111	52	75	73	47	19	101
Number of HD channels	43	60	15	50	65	34	38	44	21	29	19	26	26	96

Broadband internet service:
Maximum download speed offered (Mbps)	120	150	120	200	150(6)	250	200	250	240	240	200	150	120	60
Percentage of Two-way Homes Passed with 3.0 speeds of at least 100 Mbps	100	100	100	99	100	100	96	100	93	98	100	100	100	—

Fixed-line telephony and mobile services:
VoIP Fixed-line	(4)	X	X	X	X	X	X	X	X	X	X	X	X	X
Mobile (MVNO)	X	X	X	(5)				X	(5)				X

___________________

(1)	Excludes the lifeline tier.

(2)	Excludes the channels that are also included in basic analog tier.

(3)	Depending on whether the subscriber is located in Baden-Württemberg, North Rhine-Westphalia or Hesse.

(4)	Available to business customers only.

(5)	Available for data only.

(6)	Offers 500 Mbps in a limited area.

Operations
Provided below is country-specific information with respect to the broadband communications and DTH services of our subsidiaries.

•
U.K. (Virgin Media). The operations of the European Operations Division in the U.K. are undertaken by Virgin Media. Virgin Media offers triple-play services consisting of video, internet and fixed-line telephony in parts of many metropolitan areas in England, Wales, Scotland and Northern Ireland. Virgin Media also offers quadruple-play services that include mobile voice and data services as a MVNO through an arrangement with a mobile communications provider.

Virgin Media’s video services includes a broad range of digital interactive services, including VoD, and a range of premium subscription-based and pay-per-view services. As a complement to its broadband services, Virgin Media offers a comprehensive internet streaming video service, Virgin TV Anywhere, that allows its video customers to stream up to 90 real-time video channels, including Sky Sports, and watch VoD content anywhere in the U.K. where they have a broadband connection. In addition, Virgin Media offers the multimedia home gateway TiVo to its digital video customers. TiVo customers can also access real-time television channels and manage their TiVo box with a smartphone, tablet or laptop. When in the home, these devices also act as a remote control for TiVo. The streaming service is available at no extra cost to Virgin Media’s digital video customers. At December 31, 2013, Virgin Media had 2.0 million connected TiVo customers. Virgin Media does not offer an analog video service.
Virgin Media offers its subscribers premium digital channels from British Sky Broadcasting Group plc (BSkyB) through an agreement with BSkyB and premium BT Sport channels through an agreement with BT Group plc (BT). Virgin Media subscribers may receive these channels through a smart card on Virgin Media’s network as part of Virgin Media’s extended tier services or for an incremental subscription fee. In addition, Virgin Media subscribers using TiVo may access internet programming services pursuant to agreements between Virgin Media and such service providers.
Through its twisted copper network, Virgin Media offers fixed-line telephony services to its residential customers. It offers its mobile service on both a pre-paid and post-paid basis. Virgin Media’s telephony services via VoIP are only available to its business customers. In addition, Virgin Media offers mobile services and has an extensive network of public WiFi hotspots in the London underground train (or Tube) stations available to its customers.

•
Germany (Unitymedia KabelBW). The operations of the European Operations Division in Germany are operated by Unitymedia KabelBW. Unitymedia KabelBW’s operations are located in the German federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse and include the major cities of Cologne, Dortmund, Düsseldorf, Essen, Frankfurt, Karlsruhe, Mannheim, Stuttgart and Wiesbaden. Unitymedia KabelBW offers triple-play services consisting of video, internet and fixed-line telephony services in nearly all of its footprint. Unitymedia KabelBW also offers quadruple-play services that includes mobile voice and data services. Unitymedia KabelBW offers the mobile service as a MVNO through an arrangement with a mobile communications provider. Unitymedia KabelBW offers a CI+ module to its video cable customers for an incremental monthly charge. The CI+ module with a smart card allows the customer to access our encrypted digital video service without a set-top box. No set-top box, CI+ module or smart card is, however, required to receive basic digital services because our basic digital service is unencrypted in our Germany footprint. In September 2013, Unitymedia KabelBW launched the next generation set top box Horizon TV and at December 31, 2013, it had over 55,000 connected subscribers.

Through an agreement with Sky Deutschland AG (Sky Deutschland), Unitymedia KabelBW offers its subscribers premium video channels from Sky Deutschland and, in addition, in the Baden-Württemberg region, a bundle of its internet and fixed-line telephony services with premium channels from Sky Deutschland. Unitymedia KabelBW subscribers may receive Sky Deutschland channels for an incremental subscription fee through a smart card on the Unitymedia KabelBW network. VoD is available to subscribers to its digital video service on a pay-per-view basis and includes HD and 3D content. In addition, Unitymedia KabelBW offers a Horizon TV online service and app that allow digital video customers to view linear channels, remotely manage their DVR and access VoD with a tablet, smartphone or a laptop.
Nearly two-thirds of Unitymedia KabelBW’s video customers are in multiple dwelling units where Unitymedia KabelBW has the billing relationship with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. Many of these agreements allow Unitymedia KabelBW to offer its digital video, broadband internet and fixed-line telephony services directly to the end customer. Professional Operators may procure the basic video signals from Unitymedia KabelBW at volume-based discounts and generally resells them to housing associations with whom the operator maintains the customer relationship. Unitymedia KabelBW has entered into agreements with Professional Operators, such as Tele Columbus Multimedia GmbH, that allow Unitymedia KabelBW to market its digital video, broadband internet and fixed-line telephony services directly to the Professional Operator’s subscriber base.
Although the majority of Unitymedia KabelBW’s service agreements with housing associations have multi-year terms, in connection with our 2011 acquisition of the German cable network KBW (the KBW Acquisition), we agreed to grant early termination rights on certain agreements that Unitymedia KabelBW has with the largest housing associations and which have a remaining term of more than three years as of December 15, 2011. At December 31, 2013, approximately 14% of the dwelling units covered by these agreements remain subject to this early termination right. See Regulatory Matters—Europe—Germany below for additional information concerning the commitments we have made to regulators in connection with the KBW Acquisition and an on-going review by the German antitrust authorities of customary practices regarding such multi-year agreements.
Unitymedia KabelBW has entered into various long-term agreements with the incumbent telecommunications operator, Deutsche Telekom AG (Deutsche Telekom), for the lease of cable duct space and hubs, as well as use of fiber optic transmission systems, towers and facility space. In addition, Unitymedia KabelBW purchases a portion of the electricity required for the operation of its networks through Deutsche Telekom under such agreements. Unitymedia KabelBW’s ability to offer its broadband communications services to customers is dependent on the agreements with Deutsche Telekom. These agreements are long-term and may only be terminated under certain limited exceptions. Any termination, however, would have a material adverse effect on the operations of Unitymedia KabelBW. For information on a legal action that Unitymedia KabelBW commenced against Deutsche Telekom in December 2012 regarding these agreements, see note 16 to our consolidated financial statements included in Part II of this Annual Report.

•
Belgium (Telenet). The operations of the European Operations Division in Belgium are conducted by Telenet. At December 31, 2013, we owned 57.4% of Telenet’s outstanding ordinary shares. Telenet offers quadruple-play services consisting of video, broadband internet, fixed-line telephony and mobile voice and data services in Belgium, primarily to residential customers in the Flanders region and approximately one-third of the city of Brussels. In addition, pursuant to an agreement executed on June 28, 2008 (the PICs Agreement), with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet leases the PICs broadband communications network and, accordingly, makes its services available to all of the homes passed by the cable network owned by the PICs.

Telenet’s premium video channels include general entertainment, documentary, foreign language, kids, music, sports, adult and movies. Telenet has the exclusive broadcasting rights for the Belgian football championship for three seasons, through May 2014. As a result, Telenet rebranded its existing pay television sports channels into “Sporting Telenet”. Together with the exclusive broadcasting rights for international football (soccer) championships, Telenet owns a rich and attractive portfolio of sports content ranging from football (soccer) and basketball to golf. In February 2013, Telenet launched its multimedia home gateway, Yelo TV, and at December 31, 2013, it had over 384,300 connected subscribers. In addition, Telenet offers Yelo TV apps that allow Telenet’s digital video customers to remotely manage their DVR, view programs remotely and access VoD with a tablet, smartphone or laptop. Commencing in February 2013, Telenet also offers a CI+ module for an incremental monthly charge to access its encrypted digital service.
Telenet has an extensive network of Community WiFi across its footprint, branded “Wi-free”. The Community WiFi provides free WiFi access to its customers who are traveling within it footprint. Telenet has nearly 1,000,000 Community WiFi spots as of December 31, 2013. It also has approximately 1,500 public hotspots covering train stations, bars, hotels and similar public places. In addition, Telenet offers, individually and as a bundle, fixed-line telephony services over its network and mobile telephony services as a full MVNO under the “Telenet Mobile” brand name.

Telenet has the direct customer relationship with the analog and digital video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term capital lease. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of the lessee).
In July 2011, Telenet Tecteo Bidco, a partnership between Telenet and the Tecteo SCRL (the second largest cable provider in Belgium operating in the Walloon region), acquired mobile spectrum licenses in the 2.1 GHz spectrum band. Telenet Tecteo Bidco has determined that it is no longer able to use these spectrum licenses as the result of the conclusion of negotiations with the network operators in Belgium and the absence of regulatory alternatives.

•
The Netherlands. The operations of the European Operations Division in the Netherlands (UPC Netherlands) are located in six broad regional clusters, including the major cities of Amsterdam and Rotterdam. UPC Netherlands offers video, internet and fixed-line telephony throughout its footprint. For information regarding UPC Netherlands’ obligation to resell its television services pursuant to laws that became effective January 1, 2013, see Regulatory Matters—Europe—The Netherlands below.

UPC Netherlands’ VoD service, including catch-up television, is available to subscribers to its digital tiers on a pay-per-view basis. A subscription-based VoD service is included in the extended digital tier for no additional charge. The subscription-based VoD service includes various programming (in addition to catch-up television) including music, kids, documentaries, adult, sports or series and a limited amount of 3D programming. Digital cable customers may also subscribe to premium channels, such as Film 1, Sport 1 NL and the premium football league channel, Fox Sports Eredivisie, alone or in combination, for additional monthly charges. In September 2012, UPC Netherlands launched Horizon TV and at December 31, 2013, it had over 200,000 connected subscribers. In addition to Horizon TV, UPC Netherlands offers apps that allow its subscribers to record a program remotely, view linear channels and access VoD through smartphones and tablets or an internet browser while in the home via the Horizon TV online service. UPC Netherlands also offers a CI+ module for an incremental monthly charge to access its encrypted digital service. A CI+ module in combination with a smart card allows the customer to view their encrypted digital video service on a television that has a CI+ slot, without the need for a set-top box. The CI+ module is not required to view UPC Netherlands basic digital service because such service is not encrypted.
In October 2013, UPC Netherlands launched a Community WiFi network across its footprint, branded “WifiSpots”. The Community WiFi provides our internet subscribers a seamless connectivity experience over WiFi. UPC Netherlands plans to expand its Community WiFi to 500,000 free spots in early 2014. In addition to its triple-play services, UPC Netherlands plans to expand its mobile data service to include voice in 2014, enabling it to market quadruple-play services.

•
Switzerland. The operations of the European Operations Division in Switzerland (UPC Cablecom) are located in 24 of the 26 member states (Cantons) of Switzerland, including major cities such as Bern, Zürich, Lausanne and Geneva. UPC Cablecom’s basic video service (digital or analog) is available in any one of three languages (French, German or Italian). At the beginning of 2013, UPC Cablecom launched Horizon TV and at December 31, 2013, it had over 135,000 connected subscribers. As a complement to its digital video service, UPC Cablecom also offers apps that allow its subscribers to remotely manage a DVR, view linear channels and access VoD with a smartphone, tablet or laptop anywhere a broadband or WiFi connection is available. In addition to its video, broadband internet and fixed-line telephony services, UPC Cablecom has entered into a partnership with a mobile communications provider, which will allow it to offer mobile voice and data service as a full MVNO and market quadruple-play packages. UPC Cablecom plans to offer such service in 2014. In addition, UPC Cablecom has launched a pilot Community WiFi in select markets in January 2014 and plans to activate the Community WiFi network throughout its footprint.

In each of its digital cable packages, UPC Cablecom includes the functionality for transaction-based VoD service (depending on location), including catch-up television and pay-per-view services, and HD channels. UPC Cablecom offers a CI+ module to its customers to access its encrypted digital service. No set-top box, CI+ module or smart card is, however, required to receive UPC Cablecom’s basic digital service because its basic digital service is not encrypted. A CI+ module or set-top box in combination with a smart card may be used to view any of UPC Cablecom’s other digital packages with the customer paying the incremental charge over the digital entry tier’s applicable rate.
For 65% of its video subscribers, UPC Cablecom maintains billing relationships with landlords or housing associations, and provides basic video service to the tenants. The landlord or housing association administers the billing for the basic video service with their tenants and manages service terminations for their rental units.
UPC Cablecom offers digital video, broadband internet and fixed-line telephony service directly to the analog cable subscribers of those partner networks that enter into service operating contracts with UPC Cablecom. UPC Cablecom has the direct customer billing relationship with these subscribers. By permitting UPC Cablecom to offer some or all of its digital video, broadband internet and fixed-line telephony products directly to those partner network subscribers, UPC Cablecom’s service operating contracts have expanded the addressable markets for UPC Cablecom’s digital products. In exchange for the right to provide digital products directly to the partner network subscribers, UPC Cablecom pays to the partner network a share of the revenue generated from those subscribers. UPC Cablecom also provides full or partial analog television signal delivery services, network maintenance services and engineering and construction services to its partner networks.

•
Other Western Europe. The European Operations Division also operates cable and DSL networks in Austria (UPC Austria) and cable and MMDS networks in Ireland (UPC Ireland). The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. UPC Austria’s DSL operations are available in the majority of Austria, wherever the incumbent telecommunications operator has implemented DSL technology.

Austria. UPC Austria’s cable operations are located in regional clusters encompassing the capital city of Vienna, the regional capitals of Graz, Innsbruck and Klagenfurt, two smaller cities and the Vorarlberg region. Three of these cities (Vienna, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city. UPC Austria’s video service (digital and analog) is available primarily in the German language. Its premium packages include ethnic channels (such as Serb, Bosnian and Turkish channels), music, adult and international channels. Customers with the necessary equipment and who subscribe to UPC Austria’s analog service are also able to access its basic digital service, which became unencrypted in February 2013. In addition, through an agreement with Sky Deutschland, UPC Austria offers its digital subscribers a number of premium channels, including HD channels, from Sky Deutschland. UPC Austria offers its broadband internet service over cable and over DSL.
Ireland. UPC Ireland’s operations are located in five regional clusters, including the capital city of Dublin and other cities, including Cork, Galway and Limerick. To complement its digital offering, UPC Ireland offers its digital subscribers several premium channels (sports, movies, adult, ethnic and kids) and a pay-per-view service and VoD service. UPC Ireland launched the next generation set-top box Horizon TV in August 2013 and at December 31, 2013, it had over 44,000 connected subscribers. UPC Ireland also introduced Horizon TV app and Horizon TV online service, offering customers access to linear channels, VoD programming and remote DVR management across multiple devise while in the home. In addition, UPC Ireland has launched a pilot Community WiFi network in select markets in January 2014 and plans to activate this network throughout its footprint.

•
Central and Eastern Europe. The European Operations Division also operates cable networks in Poland (UPC Poland), Hungary (UPC Hungary), the Czech Republic (UPC Czech), Romania (UPC Romania) and Slovakia (UPC Slovakia). VoD service, including catch-up television, is available to our subscribers in Hungary and in major metropolitan areas in Poland. UPC Hungary, UPC Poland and UPC Romania have each launched apps for no charge to subscribers that permit them to view the digital channel programming guide, schedule DVR recordings from any location, and use their smartphones as a television remote control. The European Operations Division also has DTH operations in most of these countries, which it provides through UPC DTH.

Poland.  UPC Poland’s operations are located in regional clusters encompassing nine of the 10 largest cities in Poland, including the capital city Warsaw, Cracow and Katowice. Customers with the necessary equipment and who have a monthly subscription to UPC Poland’s analog service are also able to access its basic digital service, which became unencrypted in August 2013. UPC Poland also offers a catch-up television service. In addition, UPC Poland intends to launch Community WiFi in 2014.
Hungary. UPC Hungary’s operations are located in 23 major Hungarian towns and cities, including the capital city of Budapest and the cities of Debrecen, Miskolc, Pécs and Székesfehérvár. For its digital video subscribers, UPC Hungary offers a CI+ module, which in combination with a smart card, allows the subscriber to view the digital service without the need for a set-top box. In each of its digital cable packages, UPC Hungary includes the functionality for transaction-based VoD services, which include various programming such as recent movies, music and HD programming, as well as linear channels. UPC Hungary offers its fixed-line telephony services through circuit-switched fixed-line telephony to subscribers on its twisted copper pair network and through VoIP over its two-way capable cable network.
The Czech Republic.  UPC Czech’s operations are located in cities and towns throughout the Czech Republic, including Prague, Brno, Ostrava and Plzen. A majority of the subscribers to UPC Czech’s digital video service receive such service through an HD or HD DVR box. Subscribers may also receive the digital video service through a CI+ module in combination with a smart card without the need for a set-top box. UPC Czech offers a lifeline tier and basic tier of digital programming, as well as extended tiers and premium packages. Approximately 48% of UPC Czech’s digital cable subscribers receive the basic and extended tier services. UPC Czech’s analog service is offered only in areas where its digital service is not available.
Romania.  UPC Romania’s operations are located primarily in three regional clusters, which include nine of the 12 largest cities (each with more than 150,000 inhabitants) in Romania, including the capital city of Bucharest and the cities of Cluj-Napoca, Timisoara, Iasi and Constanta. UPC Romania’s video service includes Romanian terrestrial broadcast channels, selected European satellite programming and other programming. In addition to its standard broadband internet service offerings, UPC Romania also offers a 256 Kbps service at no incremental charge as an inducement for customers to subscribe to certain services.
Slovakia.  UPC Slovakia’s operations are located in seven regions in Slovakia, including the five largest cities of Bratislava, Kosice, Presov, Banská Bystrica and Zilina. Besides its video cable services, UPC Slovakia offers video services in certain areas over its MMDS network. UPC Slovakia offers all Slovakian terrestrial, cable and local channels, selected European satellite and other programming, and audio channels. Subscribers to UPC Slovakia’s digital video services may receive such service through a CI+ module in combination with a smart card without the need for a set-top box. UPC Slovakia’s analog service, which is not available to its MMDS subscribers, includes a lifeline tier of service. Of UPC Slovakia’s analog cable subscribers, approximately 55% subscribe to the lifeline analog service.
UPC DTH. UPC DTH, based in Luxembourg, provides DTH services in the countries of the Czech Republic, Hungary and Slovakia and manages the Romania DTH provider FocusSat. UPC DTH and FocusSat together provide DTH services to over 778,000 customers. UPC DTH offers a lifeline tier and either directly or through FocusSat a basic tier, an extended tier and premium channel options, as well as 35 free-to-air (FTA) television and audio channels. A subscriber to its basic tier may receive 50 to 70 digital video channels depending on their location. Its premium channel offerings cover a range of interests (such as movies, adventure, sports, adult and comedy). In 2013, UPC DTH launched a CI+ module offer in the Czech Republic and Slovakia. The CI+ module will enable its subscribers in the Czech Republic and Slovakia to receive its signals without a set-top box. DVRs are also available and a subscriber to the extended tier will receive nine to 14 HD channels depending on their location. Subscribers to the DTH services may pay either an annual fee and receive an activation card for the lifeline tier of video service or pay a monthly fee for a basic or extended tier of service. UPC DTH provides DTH services to 19% of our total video subscribers in the Czech Republic, 29% of our total video subscribers in Hungary, 26% of our total video subscribers in Slovakia and, through FocusSat, 29% of our total video subscribers in Romania.
UPC DTH and FocusSat have agreements with Telenor Satellite Broadcasting for the lease of transponder space, including expansion capacity, on the Thor satellites. These agreements will expire on December 31, 2017, unless extended as provided in such agreements. All of UPC DTH’s services are on the Thor satellite system. UPC DTH offers both standard definition (SD) and HD services to all its customers in Hungary, the Czech Republic, Slovakia and, through FocusSat, in Romania.

•
Chile. Our broadband distribution business in Chile is conducted primarily through our 80%-owned subsidiary VTR GlobalCom. Our mobile service in Chile is conducted primarily though VTR Wireless, also an 80%-owned subsidiary.

VTR GlobalCom offers triple-play services consisting of video, broadband internet and fixed-line telephony services in 64 cities, including Santiago, Chile’s largest city, the large regional cities of Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR GlobalCom obtains programming from the United States, Europe, Argentina and Mexico. There is also domestic cable programming in Chile, based on local events such as football (soccer) matches and regional content. Digital cable customers may subscribe to one or more premium video channels, including HD channels for an additional monthly charge. The premium channels include movies, sports, kids, international and adult channels. VTR GlobalCom’s analog service is offered only in areas where its digital service is not available. VTR GlobalCom also owns and operates Bazuca.com, a non-subscription service that provides on-line streaming content on a pay-per-view basis.
VTR GlobalCom offers its broadband internet services in 34 communities within Santiago and 42 communities outside Santiago. VTR GlobalCom also offers multi-feature telephony service over its cable network to customers in 34 communities within Santiago and 42 communities outside Santiago via either circuit-switched telephony or VoIP, depending on location. Since September 2013, VTR Wireless offers mobile voice and data services as a full MVNO pursuant to an arrangement with a third-party mobile telecommunications provider. At that time, VTR Wireless completed the process of migrating its commercial mobile traffic to a third party network operator. For more information regarding the transition by VTR Wireless to full MVNO, see “—Residential Services—Telephony” above.

•
Puerto Rico. Our broadband telecommunications service in Puerto Rico is conducted through our indirect 60%-owned subsidiary Liberty Puerto Rico. Liberty Puerto Rico offers only digital broadband services and provides these services in the San Juan metropolitan area and numerous other municipalities covering two-thirds of the island. Liberty Puerto Rico’s video service includes a basic tier of digital programming, an extended tier and premium packages, as well as a VoD service. The Liberty Puerto Rico network includes a 360 mile fiber ring around its network providing enhanced interconnectivity points to the island’s other local and international telecommunications companies.
Discontinued Operations--Programming Services
On October 28, 2013, we entered into an agreement to sell substantially all of Chellomedia’s assets to AMC Networks Inc. for €750.0 million ($1,034.2 million) in cash (the Chellomedia Transaction). The assets to be disposed of pursuant to the Chellomedia Transaction exclude Chellomedia’s premium sports and film channels in the Netherlands. It also does not include our Liberty Global Ventures division, which is an investor in various ventures for the development of country-specific Pan European programming and in various entities developing technology relevant to our operations. The Chellomedia Transaction, which was not conditioned on any regulatory approvals, closed on January 31, 2014.
In 2013, through Chellomedia’s programming networks, we provided programming channels to multi-channel distribution systems owned by us and by third parties. We also represented programming networks owned by third parties. Chellomedia programming networks distributed their services through a number of distribution technologies, principally cable television, internet protocol television (IPTV) and DTH. The programming services were delivered to subscribers as part of a video distributor’s basic package of programming services for a monthly fee, or delivered as a programming service for an additional monthly charge, or on a VoD or pay-per-view basis. In addition, through Chellomedia, we owned and managed a Digital Media Center (DMC) in Amsterdam. The DMC is a technologically advanced production facility that provides clients, including our European Operations Division, with channel origination, post-production and satellite and fiber transmission.
Competition
The markets for video, broadband internet, fixed-line telephony and mobile services are highly competitive and rapidly evolving. In addition, technological advances and product innovations have increased and are likely to continue to increase the number of alternative providers available to our customers. Consequently, our businesses have faced and are expected to continue to face significant competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the European Union (EU). The percentage information in this section reflects the data for each country regardless of the extent of our footprint in such country and is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for the various countries in Europe is based on information from the subscription based website DataXis for the third quarter of 2013. For Latin America, the percentage information is based on information from DataXis for the third quarter of 2013 and information on Chilean telephony provided by the Chilean Subsecretary of Telecommunications (SubTel) as of June 30, 2013. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet, fixed-line telephony and mobile services.
Video Distribution
Our businesses compete directly with a wide range of providers of communication and entertainment services to consumers. Depending upon the country and market, these may include: (1) traditional FTA broadcast television services; (2) DTH satellite service providers; (3) digital terrestrial television (DTT) broadcasters, which transmit digital signals over the air providing a greater number of channels and better quality than traditional analog broadcasting; (4) other cable operators in the same communities that we serve; (5) other fixed-line telecommunications carriers and broadband providers, including the incumbent telephony operators, offering (a) DTH satellite services, (b) IPTV over broadband internet connections using asymmetric digital subscriber line (ADSL) or very high-speed DSL technology (VDSL) or an enhancement to VDSL called “vectoring”, (c) IPTV over fiber optic lines where the fiber is to the home, cabinet, or building or to the node networks (fiber-to-the-home/-cabinet/-building/-node is referred to herein as “FTTx”), or (d) long-term evolution wireless service, next generation of ultra high-speed mobile data (LTE) services; (6) over-the-top video content aggregators utilizing our or our competitors’ high-speed internet connections; (7) satellite master antenna television systems, commonly known as “SMATVs,” which generally serve condominiums, apartment and office complexes and residential developments; (8) MMDS operators; and (9) movie theaters, video stores, video websites and home video products. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.

We believe that our deep-fiber access provides us with several competitive advantages in the areas served by our network. For instance, our cable network allows us to concurrently deliver internet access, together with real-time television and VoD content at higher speeds and with less data loss than comparable services of other providers. In addition, our cable infrastructure allows us to provide “triple-play” bundled services of broadband internet, television and fixed-line telephony services without relying on a third-party service provider or network. Our capacity is dimensioned to support peak consumer demand. In serving the business market, many aspects of the network can be leveraged at very low incremental cost given that business demand peaks at a time when consumer demand is low, and peaks at lower levels than consumer demand.
Europe
In the European countries in which we operate, over 92% of the households own at least one television set. Our principal competition in the provision of video services in our European markets has historically been from traditional FTA broadcasters; DTH satellite providers in many markets, such as the U.K., Germany, Austria, Ireland, the Czech Republic and Slovakia, where we compete with long-established satellite platforms; incumbent telecommunications providers using fiber technology; and cable operators in various markets where portions of our systems have been overbuilt. Mobile broadband has gained a noticeable share of subscribers, and competition from SMATV or MMDS could also be a factor. In addition, as accessibility to video content on the internet increases, over-the-top viewing is a competitive factor.
Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies, aggressively priced services and exclusive channel offerings. Our competitors are also improving their video platforms with next generation set-top boxes. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly, VDSL, which is either provided directly by the owner of the network or by a third party, is a significant part of the competitive environment in many of our markets as are FTTx networks. In all of our European markets, competitive video services are offered by the incumbent telecommunications operator, whose video strategies include VDSL, DTH, DTT and IPTV over FTTx networks. The ability of incumbent operators to offer the triple-play of video, broadband internet and fixed-line telephony services and, in some countries, a quadruple-play with mobile services, is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. The providers of DTH satellite services, particularly in the Central and Eastern European markets, are also significant competitors. In addition, over-the-top video aggregators are becoming more active in all our markets with their VoD service for television series and movies, catch-up television and linear channels from broadcasters. In some cases, these over-the-top services are provided free-of-charge, or the content library of such services are offered on an unlimited basis for a monthly fee.
Our ability to continue to attract and retain customers will depend on our continued ability to acquire appealing program content and third party programming services on acceptable financial or other terms. Some competitors, such as Swisscom AG (Swisscom) in Switzerland, have obtained long-term exclusive contracts for certain popular programs, which limits the opportunities for other providers, including our operations, to offer such programs. Other competitors also have obtained long-term exclusive contracts for programs, but our operations have access to certain of such programming through select contracts with these companies, including Sky Deutschland in Germany and BSkyB in the U.K. and in Ireland. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
Portions of our systems have been overbuilt by FTTx networks, primarily in the Czech Republic, Romania and Slovakia and to a lesser extent, in Hungary, the Netherlands and Switzerland. Based on research of various telecommunication publications, including by the Organization for Economic Cooperation and Development, and internal estimates, approximately 62%, 64%, and 73% of our cable networks in the Czech Republic, Romania and Slovakia, respectively, have been overbuilt by FTTx networks. Also, 12% of our footprint in Hungary, 31% of our footprint in the Netherlands and 34% of our footprint in Switzerland are overbuilt by FTTx networks. Although, we have extensive FTTx overbuild in Switzerland, connectivity to the network is not available at all locations. In addition, government and quasi-government entities in certain of the countries in which we operate in Europe continue to invest in FTTx networks, creating another source of competition. In order to achieve download speeds of up to 100 Mbps or greater for customers, incumbent telecommunications operators are increasingly adopting VDSL with vectoring and bonding technologies as a more cost efficient solution compared to FTTx initiatives.
Our Central and Eastern European markets are also experiencing significant competition from other cable operators. These cable operators have significantly overbuilt our operations in Poland, Hungary, Romania and Slovakia. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development, and internal estimates, approximately 42%, 52%, 31% and 47% of our operations in Poland, Hungary, Romania and Slovakia, respectively, are overbuilt by other cable providers.
In most of our Central and Eastern European markets, we also face intense competition from DTH services. Digi TV, the DTH platform of RCS & RDS S.A. (Digi TV), a Romanian cable, telephony and internet service provider that is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary and Romania. In the Czech Republic and Slovakia, SkyLink and CSLink, the brand names of M7 Group SA, a European provider of DTH services, are also DTH competitors, providing aggressively priced packages of video content. The incumbent telecommunications operator in Romania also operates a competing DTH platform. UPC DTH offers advanced services and functionality, including DVR and premium content, to most of our Central and Eastern European markets. UPC DTH’s share of the subscription-based television market is 8% for Hungary, 4% for the Czech Republic, 3% for Slovakia, and through FocusSat, 5% for Romania.
In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets have been pricing their DTT, VDSL or DTH video packages at a discount to the retail price of the comparable digital cable service and, in some cases, including DVRs as a standard feature.
To meet the challenges in this competitive environment, we compete on value by offering advanced services, such as DVR functionality, HD, catch-up television and multi-media gateways. In each of our countries we also tailor our packages to include attractive channel offerings and offer recurring discounts for bundled services and loyalty contracts. Discounts for bundled services are available in all our Europe operations. In addition, we seek to compete by accelerating the migration of our customers from analog to digital services, using advanced digital features such as HD, DVRs, VoD, catch-up television and offering attractive content packages and bundles of services at reasonable prices. HD and DVRs are an integral part of our digital services in all of our markets and VoD and catch-up television are an integral part of our digital services in most of our markets. In addition, from time to time, digital channel offerings are modified by our operations to improve the quality of our programming. Also, in Europe, the triple-play bundle is used as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services. Recently, we have expanded our services in certain markets to include mobile voice and data. We also continue to explore new technologies that will enhance our customer’s television experience. In this regard, to further enhance our digital video services, the next generation of Horizon TV has been launched in Germany, the Netherlands, Switzerland and Ireland, as well as YeloTV in Belgium.

•
U. K. (Virgin Media). We are the largest cable television provider in the U.K. in terms of the number of video cable customers and the sole provider of video cable services in substantially all of our network area. Virgin Media’s video cable services are available to approximately 46% of the U.K. television households and it serves 14% of the total U.K. television market. Virgin Media’s digital television services compete primarily with those of BSkyB, which is the primary pay satellite television platform in the U.K. BSkyB has approximately 9.8 million subscribers in the U.K. or 36% of the total television market. BSkyB owns the U.K. rights to various sports and movie programming content. BSkyB is both a principal competitor in the pay-television market and an important supplier of content to us. Virgin Media distributes several basic and premium video channels supplied by BSkyB. This is also the case with BT, which offers VDSL services and is a principal competitor. In August 2013, BT launched its own premium BT Sport channels, providing a range of sports content including football (soccer) from the English Premier League and, commencing in the 2015/2016 football (soccer) season, exclusive rights to the UEFA Champions League and the UEFA Europa League. The BT Sport channels are available over BT’s  IPTV platform, BSkyB’s satellite system and our cable network. BT is currently offering customers who subscribe to their broadband service free access to the SD version of the BT Sport channels. In addition, FTA DTT and internet-connected television services are a competitive factor.

To effectively compete, Virgin Media promotes its ability to offer attractive triple-play bundles over its cable network and its multimedia platform TiVo. TiVo, together with Virgin Media’s VoD service and DVR functionality allow its subscribers to personalize their programming. It also offers Virgin TV Anywhere, which allows its video subscribers to stream linear channels and access VoD services anywhere with WiFi connectivity. In addition, Virgin Media offers quadruple-play bundles.

•
Germany (Unitymedia KabelBW). We are the second largest cable television provider in Germany and the largest cable television provider in the federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse based on the number of video cable subscribers. Unitymedia KabelBW’s video cable services are available to approximately 33% of the television households in Germany and it serves 18% of the total television market. Unitymedia KabelBW’s primary competition is from FTA television received via satellite. Unitymedia KabelBW also competes with the IPTV services over VDSL and FTTx and DTH of the incumbent telecommunications operator, Deutsche Telekom. Deutsche Telekom has approximately 2.1 million video subscribers in Germany, or 6% of the total television market, for primarily its IPTV services and has announced plans to target a total of 5 million customers with its IPTV services by 2015. Deutsche Telekom offers competitively priced triple-play bundles and promotional discounts for new customers. In addition, Vodafone Group Plc (Vodafone) bundles its IPTV service with its broadband offerings. Deutsche Telekom, Net Cologne GmbH and Professional Operators compete with Unitymedia KabelBW for housing association contracts. Professional Operators typically procure the broadcast signals they distribute from Unitymedia KabelBW or from DTH providers.

Certain Professional Operators may also use such opportunities to build their own distribution networks or to install their own head-ends for receiving satellite signals.
Other alternative distributors of television services are an increasing threat as well. To a lesser extent, Unitymedia KabelBW competes with the services of Sky Deutschland, which offers a digital premium subscription service to households that receive their basic television service via FTA satellite, cable or other technologies. In addition, there is a risk of competition for video services from commercial broadcasters and other content providers that currently pay Unitymedia KabelBW fees for transmitting their signals, but may seek to diversify their distribution on alternative platforms such as over-the-top video through high-speed internet connections.
To enhance its competitive position, Unitymedia KabelBW launched the next generation HorizonTV platform in 2013. Similar to TiVo in the U.K., HorizonTV brings together television, internet, telephony and VoD content, without the need for separate devices. With the launch of HorizonTV, it realigned its digital packages and created new bundle options. For example, its core triple-play bundle includes an ultra high speed internet service of up to 100 Mbps. In 2013, it also increased the number of HD channels available to up to 60 channels. The bundle options allow subscribers to select various combinations of services to meet their needs. Promotional discounts are typically available to new subscribers.

•
Belgium (Telenet). Telenet is the sole provider of video cable services in its network area. Its video cable service is available to approximately 62% of the television households in Belgium and it serves approximately 45% of the total television market. It is the largest subscription television provider in Belgium based on the number of pay video subscribers. Telenet’s principal competitor is Belgacom NV/SA (Belgacom), the incumbent telecommunications operator, which has interactive digital television, VoD and HD service as part of its video offer, as well as a remote access service. Belgacom also offers double-play, triple-play and quadruple-play packages. It also includes certain sports programming (primarily football (soccer) related) at no additional charge. Approximately 26% of total television households in Belgium subscribe to Belgacom’s IPTV services over its DSL and VDSL networks. To a lesser extent, Telenet faces competition from M7 Group SA, branded TV Vlaanderen Digitaal, which is the largest DTH service provider in Telenet’s network area. Also, with the decision that Telenet and other Belgian cable operators must give alternative providers access to their cable networks, Telenet will be facing increased competition from these providers who may then be able to offer triple- and quadruple-play services as well. Telenet’s multimedia platform YeloTV, together with its extensive cable network, the broad acceptance of its basic cable television services and its extensive additional features, such as HD and DVR functionality and VoD offerings, may allow Telenet to compete effectively against alternative providers. In addition, Telenet offers competitively priced quadruple-play bundles, which include its mobile service. Telenet also continues to enhance its programming and simplified its bundle options to meet the needs of its customers.

•
The Netherlands. We are the second largest cable television provider in the Netherlands based on the number of video cable subscribers. UPC Netherlands’s video cable services are available to approximately 38% of the television households in the Netherlands and it serves 22% of the total television market. Competition from the DTT and VDSL services offered by the incumbent telecommunications provider, Royal KPN NV (KPN), is strong with KPN providing subscription video services to 26% of the total television households. KPN is the majority owner of the Netherlands DTT service, Digitenne. It also offers a VDSL service that includes VoD and DVR functionality, including restarting and second screen viewing. In addition, the FTTx networks of Reggefiber Group B.V. (a subsidiary of KPN) are a competitive factor in a number of cities and villages. Reggefiber Group B.V. continues to expand these networks within our service area. With its ability to offer bundled triple-play and quadruple-play services, and promotional discounts when its mobile service is included, KPN is a significant competitor.

To enhance its competitive position, UPC Netherlands rolled out improvements to its multimedia platform Horizon TV, which, together with its VoD service and DVR functionality, allows UPC Netherlands’ subscribers to personalize their programming. UPC Netherlands also gives its subscribers the ability to watch linear and VoD programming through a second screen application and to record programs remotely. UPC Netherlands continues to improve the quality of its programming through the type of programs available. In 2013, UPC Netherlands realigned its bundle options from which subscribers can select various combinations of services, including high-speed internet and fixed-line telephony options, to meet their needs. It also increased the number of HD channels available in its extended tier packages.

•
Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and the sole provider in substantially all of our network area. UPC Cablecom’s video cable services are available to approximately 64% of the television households in Switzerland and it serves 43% of the total television market. Our main competitor is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL or FTTx networks to approximately 28% of all television households in Switzerland. Swisscom offers VoD services, DVR functionality, and HD channels, as well as the functionality to allow remote access to its video services, and has exclusive rights to distribute certain sports programming. In 2013, Swisscom increased the internet speeds available in its bundled offers, including up to 100 Mbps in areas served by its FTTx network. In addition, Swisscom continues to aggressively expand its FTTx network to Switzerland households in our footprint as well as in our partner network footprints. Due to a small program offering, competition from terrestrial television in Switzerland is limited, with DTT available primarily along the borders with France and Italy. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. With respect to subscribers on partner networks, UPC Cablecom competes with other service providers for the contracts to serve these subscribers. To effectively compete, UPC Cablecom offers Horizon TV, which combines television, internet and fixed-line telephony on one device, giving subscribers the ability to personalize their programming. It also added a replay function, which is available to its digital video customers with the applicable set top box free of charge.

•
Other Western Europe. In Austria, we are the largest cable television provider based on the number of video cable subscribers. UPC Austria’s video cable service is available to approximately 37% of the television households in Austria and it serves 15% of the total television market. UPC Austria’s primary competition is from FTA television received via satellite. Competition from the VDSL services provided by the incumbent telecommunications operator, Telekom Austria AG (A1) (Telekom Austria), and from DTH satellite services offered by Sky Deutschland also continue to increase. At various times, Telekom Austria offers promotional discounts for its VDSL service, which includes advanced features, such as VoD, when taken as part of either a double- or triple-play bundle. To stay competitive, UPC Austria offers its basic digital service unencrypted and realigned its bundle offers in 2013 to include additional HD channels and increased internet speeds from 75 Mbps for its core triple-play bundle to a top speed of up to 250 Mbps.

UPC Ireland is the sole provider of video cable services in Ireland. UPC Ireland’s video cable service is available to approximately 52% of the television households in Ireland and it serves 23% of the total television market. UPC Ireland’s primary competition for video customers is from BSkyB, which provides DTH satellite services to 39% of the television households in Ireland and launched triple-play services in 2013. To gain subscribers for its triple-play services, BSkyB offers promotional discounts. UPC Ireland also faces potential competition from a recently launched over-the-top video service by Eircom Limited and smaller video providers, including providers using FTTx networks. Although FTA DTT is now available in most of Ireland, primarily through Ireland’s national public broadcaster, Raidió Teilifís Éireann, competition is limited due to its small programming offering. To enhance its competitive position, UPC Ireland launched the next generation Horizon TV in August 2013. With the launch of Horizon TV, UPC Ireland realigned its bundle offers, including increasing the broadband internet speed to 120 Mbps for its mass market bundles.

•
Central and Eastern Europe. We are the largest cable television provider in Poland based on the number of video cable subscribers. UPC Poland’s video cable services are available to approximately 20% of the television households in Poland and it serves 9% of the total television market. In providing video services, UPC Poland competes primarily with DTH service providers, including the largest DTH providers, Cyfrowy Polsat SA and NC+ platform (owned by the Vivendi Group). Cyfrowy Polsat SA and NC+ serve 26% and 16%, respectively, of the television households in Poland. The DTH service provider Orange Poland, a subsidiary of France Telecom S.A., is another significant competitor. In addition, UPC Poland competes with other cable operators with triple-play services, who have overbuilt portions of UPC Poland’s operations. One of these companies is Vectra SA, which offers aggressively priced double- and triple-play bundles. To enhance its competitive position, UPC Poland realigned its video offers with additional HD channels and increased its broadband internet download speeds in its bundled services and offers mobile service for a quadruple-play. For example, it increased its broadband speeds to 120 Mbps in its core triple-play bundle. In addition, UPC Poland began offering its basic digital service unencrypted in August 2013. Promotional discounts are available, including discounts for bundled services.

UPC Hungary’s video cable service is available to approximately 41% of the television households in Hungary and it serves 17% of the total television market in Hungary. Our subsidiary, UPC DTH, also provides satellite services in Hungary, in competition with other DTH providers. One of these, Digi TV, is an aggressive competitor. Digi TV’s DTH services can reach all of UPC Hungary’s cable service area, as well as UPC DTH’s service area, and it has overbuilt approximately half of UPC Hungary’s cable service areas with its own cable network. UPC Hungary also faces competition from the incumbent telecommunications company Magyar Telekom, a subsidiary of Deutsche Telekom. Magyar Telekom offers a VDSL service, including a VoD service, to its internet subscribers. With its ability to offer bundled triple-play and quadruple-play services, including its DTH video content, Magyar Telekom is a significant competitor. To meet such competition, UPC Hungary emphasizes its competitively priced bundles, which have been enhanced with increased broadband speeds of up to 240 Mbps with up to 120 Mbps included in its core bundle offers. It also offers DVR functionality and HD and VoD services. Of the television households in Hungary, 8% subscribe to Digi TV’s DTH service, 12% subscribe to Digi TV’s cable service and 18% subscribe to Magyar Telekom’s DTH or VDSL service. UPC DTH serves 7% of the television households in Hungary with its DTH service.

With the discontinuation of FTA analog services in the Czech Republic and Slovakia, DTH services have increased significantly in popularity, with M7 Group SA (SkyLink and CSLink) being the main provider. This company provides DTH services to approximately 37% and 35% of the television households in the Czech Republic and Slovakia, respectively. As in Hungary, Digi TV is also an aggressive competitor in the Czech Republic and Romania. Digi TV provides DTH services to 5% and 16% of the television households in the Czech Republic and Romania, respectively. In Slovakia, we compete with the DTH service provider, Slovak Telekom a.s., a subsidiary of Deutsche Telekom, which offers exclusive sports channels and serves 14% of the television households in Slovakia. UPC DTH provides DTH services to 2%, 5% and 3% of the television households in the Czech Republic, Romania and Slovakia, respectively. To stay competitive, UPC DTH offers pre-paid DTH services in the Czech Republic and Slovakia, as well as a prepaid product through FocusSat in Romania. In Romania, competition also comes from DTH services offered by Rom Telecom SA, the incumbent telecommunications company, with 11% of the television households.
Of the television households in the Czech Republic, Romania and Slovakia, 10%, 12% and 9%, respectively, subscribe to our video cable service. Our cable services are available to the television households in each of these countries as follows: 31% in the Czech Republic, 33% in Romania and 22% in Slovakia. In addition to its DTH services in Romania, Digi TV continues to overbuild portions of our cable network with its own cable network. UPC Czech competes with the incumbent telephone company’s VDSL service and several other operators that provide DTH services and a number of local ISPs that provide IPTV services over FTTx networks. Providers of IPTV services over FTTx networks can reach approximately 62% of the households passed by our cable network in the Czech Republic. Of the television households in Romania, 29% subscribe to Digi TV’s cable service. In Slovakia, a number of ISPs make video services available to a majority of the homes passed by our cable networks. In particular, Slovak Telekom and Orange Slovensko a.s., a subsidiary of France Telecom S.A., have overbuilt homes passed by our cable network with their FTTx networks and offer triple-play packages through these networks.
FTA broadcasters are also significant competitors in the Czech Republic and in Slovakia. Subscribers in these countries tend to be more price sensitive than in other European markets. In particular, almost 100% of the Czech Republic can receive DTT for free or a comprehensive satellite service for a minimal recurring monthly fee. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer enhanced digital services, such as expanded VoD services, HD channel offerings and certain premium channels at no additional charge. In addition, UPC Czech and UPC Romania have realigned their bundle offers to include increased broadband internet speeds of up to 120 Mbps and 150 Mbps, respectively, in their core triple-play bundles. Promotional discounts are available, particularly on bundled options. Also, CI+ cards for DTH only products are available in the Czech Republic and in Slovakia.
Latin America
In Latin America, our principal competition is the provision of video services from DTH satellite providers, where we compete with established satellite platforms, as well as other pay television providers. Over the top viewing is also a competitive factor.

•
Chile. In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR GlobalCom’s video cable services are available to approximately 61% of the Chilean television households and it serves 21% of the total television market in Chile. VTR GlobalCom competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Compañia de Telecomunicaciones de Chile SA using the brand name Movistar (Movistar), Claro Chile S.A., a subsidiary of América Móvil, S.A.B. de C.V. (Claro), and DirecTV Chile. Movistar offers double-play and triple-play packages using DTH for video and ADSL for internet and fixed-line telephony and, with mobile services, quadruple-play packages. On a smaller scale, Movistar also offers IPTV services over FTTx networks in Chile. Claro offers triple-play packages using DTH and, in most major cities in Chile, through a hybrid fiber coaxial cable network. It also offers mobile services for quadruple-play packages. Claro is an aggressive competitor targeting video subscribers, including VTR GlobalCom subscribers, with low priced video packages. Other competition comes from video services offered by or over the networks of fixed-line telecommunications operators using DSL or ADSL technology. Of the Chilean television households, 10%, 7% and 8% subscribe to the DTH services of Movistar, Claro and DirecTV Chile, respectively. To enhance its competitive position, VTR GlobalCom offers VoD, catch-up television, DVR functionality, premium HD channels, pay-per-view and a variety of premium channels as value added services that can be purchased by VTR GlobalCom’s video cable customers. These services and its variety of bundle options, including internet and telephony, enhance VTR GlobalCom’s competitive position.

•
Puerto Rico. Liberty Puerto Rico is the largest provider of video cable services in its markets and the third largest provider of video services in Puerto Rico. Its video cable service is available to approximately 58% of the television households in Puerto Rico and it serves 17% of the total television market in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network Corporation. These competitors provide DTH satellite services to an aggregate of 48% of the television households in Puerto Rico. Dish Network Corporation is an aggressive competitor, offering low introductory offers, free HD channels and in its top tier packages a multi-room DVR service for free. DirecTV is also a significant competitor offering similar programming in Puerto Rico as it offers in the United States. In order to compete, Liberty Puerto Rico has increased the number of its HD channels, improved the functionality of its electronic program guide, and expanded its VoD offerings. In 2013, Liberty Puerto Rico increased its internet speeds in its bundle offers with download speeds of up to 60 Mbps in its core bundles. In addition, it plans to offer its customers the ability to view programming remotely and to offer the latest technology.
Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using DSL or FTTx and wireless broadband internet services, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services offered to homes and businesses. With technological developments, competition from wireless services using various advanced technologies has become significant as well. Recently competitors have started offering high-speed mobile data via LTE wireless networks in certain of our markets. In addition, other wireless technologies, such as WiFi, are becoming more prevalent. We are also seeing intense competition in Europe from mobile carriers that offer mobile data cards allowing a laptop user to access the carrier’s broadband wireless data network with varying speeds and pricing. These wireless services are in response to the trend across Europe toward mobile internet.
Our strategy is speed leadership, including increasing the maximum speed of our connections, offering varying tiers of service and varying prices and offering a variety of bundled product offerings and a range of value added services. In most of our operations we have launched new bundling strategies, including speeds of 100 Mbps or more at mass market price points and ultra high-speed internet with speeds of generally up to 250 Mbps to compete with VDSL and FTTx initiatives. The focus continues to be on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures on a national level and LTE initiatives as they expand to a national level.
Europe
Across Europe, our key competition in this product market is from the offering of broadband internet products using various DSL-based technologies both by the incumbent phone companies and third parties. The introduction of cheaper and ever faster fixed-line broadband offerings is further increasing the competitive pressure in this market. Wireless broadband services, such as LTE, are also taking a foothold in a number of countries using high-speed mobile networks and high-speed downlink packet access systems.
In the U.K., we have a number of significant competitors in the market for broadband internet services. For example, BT provides broadband internet access services over its own DSL network and is currently rolling out an FTTx network. In addition, BT has recently announced its intention to expand and accelerate FTTx deployments, which will allow its retail arm, and its wholesale customers, to offer ultra high speed broadband services. Where fully deployed, operators are able to offer download speeds of up to 330 Mbps. BT Openreach, a division of BT, is also expanding BT’s FTTx to most of the U.K. BT Openreach manages BT’s local access network and provides competitors, including Virgin Media, access to BT’s networks.
Operators such as BSkyB, TalkTalk Telecom Group plc and Everything Everywhere Limited deploy their own network access equipment in BT exchanges via a process known as local loop unbundling (LLU). This allows an operator to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. In addition to the competition and pricing pressure in the broadband market arising from LLU, competition from mobile broadband is increasing. For example, Everything Everywhere Limited has announced that its LTE coverage will reach 98% of the U.K. population by the end of 2014.
Of these broadband internet providers, BT is the largest, serving 32% of the total market in the U.K. Virgin Media serves 20% of the total broadband market in the U.K. To effectively compete, Virgin Media is expanding its ultra high-speed services and has announced that in February 2014, it will increase its download speeds to up to 152 Mbps. Virgin Media offers its internet service on a standalone basis or through bundled offerings that include video, fixed-line telephony and mobile voice and data services at attractive price points.
In Germany, the competition for broadband internet services is particularly intense. Each of Deutsche Telekom, United Internet AG, Vodafone Germany (a subsidiary of Vodafone) and Telefónica Germany Holding AG (Telefónica Germany) are significant competitors. Deutsche Telekom is upgrading its network to a transmission speed of up to 100 Mbps and provides services to nearly half of the broadband internet subscribers through its network. United Internet AG and Vodafone Germany provide services to 12% and 11%, respectively, of the broadband internet subscribers in Germany. We also face increased competition from mobile broadband operators, including Deutsche Telekom, Vodafone Germany and Telefónica Germany, each of which offer mobile services through LTE wireless systems. Deutsche Telekom, alone and in partnership with others, including Vodafone Germany, has also announced plans to use its VDSL network with vectoring technology to offer increased speeds. Unitymedia KabelBW serves 9% of the total broadband internet market in Germany. To effectively compete, Unitymedia KabelBW is expanding its ultra high-speed internet services and increased its download speeds for its core package to up to 100 Mbps. It also offers a service with up to 150 Mbps. Unitymedia KabelBW offers its internet service on a stand alone basis or together with fixed-line telephony at attractive rates and through bundled offerings that include digital video and fixed-line telephony. Unitymedia KabelBW also offers mobile voice and data services.
In Belgium, internet access penetration is higher than in most European markets causing intense competition between the two primary broadband internet technologies, cable and DSL. Telenet’s primary competitor is the DSL service provider Belgacom and other DSL service providers. Approximately 45% of Belgium’s broadband internet subscribers use Belgacom’s DSL service with download speeds up to 30 Mbps. Also, mobile internet use is increasing. To compete, Telenet promotes its high-speed internet with attractively priced multiple-play bundles, offering download speeds from 30 Mbps to 120 Mbps. It is the fastest internet service provider in its footprint and approximately 26% of its broadband internet customers subscribe to the high-speed internet service, which includes access through in-home WiFi and Telenet provided public WiFi. Telenet provides broadband internet service to 39% of the broadband internet market in Belgium.
In the Netherlands, we face competition from KPN, the largest broadband internet provider, and to a lesser extent, the telecommunications company, Tele2 Netherlands Holding NV, as well as operators using LLU. KPN offers ultra high-speed internet services with download speeds of up to 80 Mbps over its DSL network. Between its DSL network and FTTx network, KPN internet services, with download speeds of up to 40 Mbps, are available to approximately 80% of all the households in the Netherlands. KPN also offers ultra high speed internet services of 100 Mbps on its existing FTTx network and 500 Mbps in new FTTx areas. In 2014, it plans to deploy 500 Mbps on its existing FTTx network as well. In 2014, KPN also plans to increase its download speeds on its DSL network to 100 Mbps and launch VDSL with vectoring. KPN is the leading mobile broadband provider with its competitively priced mobile internet products and launched LTE services in 2013, which will provide nationwide coverage by the end of the first quarter of 2014. KPN serves 42% and UPC Netherlands serves 15%, respectively, of the total broadband internet market in the Netherlands. To keep competitive, UPC Netherlands is promoting faster speeds than its DSL competitors at competitive prices and includes its basic digital video service to subscribers of its internet services at no additional charge. In the realignment of its bundles, UPC Netherlands increased its broadband internet speed to 120 Mbps for its mass market triple-play bundle. It also launched mobile data in February 2012 and is testing a 500 Mbps internet offer in select locations.
In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of 56% of all broadband internet customers, and is our primary competitor. Swisscom internet customers have access to its video content free of charge through its internet portal. It is also expanding its FTTx network, through which it can offer download speeds of up to 100 Mbps and recently launched its 1 Gbps offer to customers on its new FTTx network. The next significant competitor is Sunrise Communications AG with 11% of broadband internet customers. UPC Cablecom serves 20% of broadband internet subscribers in Switzerland. In connection with the launch of Horizon TV, UPC Cablecom increased its download speeds to 150 Mbps in January 2013 and seeks to distinguish itself through competitively priced bundled offerings, including digital video, fixed-line telephony services and its ultra high-speed internet services. It also offers ultra high-speed internet with download speeds of up to 500 Mbps in select markets.
UPC Austria’s largest competitor with respect to broadband internet services is the incumbent telecommunications company, Telekom Austria, with approximately 60% of the broadband internet subscribers in Austria. In addition, Telekom Austria is expanding its DSL network and planning to use VDSL technology with vectoring to increase its download speeds to up to 70 Mbps. UPC Austria’s share of such market is 19%. The mobile broadband services of Telekom Austria are also a competitive factor. Telekom Austria is the largest mobile broadband provider serving 44% of the mobile broadband subscribers that use a 3G network. In addition, UPC Austria faces competition from LLU and other mobile broadband operators. As a result, the competition in the broadband internet market is intense. Competitors in the Austrian broadband internet market are focusing on speed and pricing to attract customers. UPC Austria uses its ultra high-speed internet services and competitively priced bundles to encourage customers from other providers to switch to UPC Austria’s services. It also offers promotional discounts for its mid-tier service.
Mobile data card providers have gained market share throughout Europe. For example, in Ireland, Telefónica O2 Ireland Limited, a leading mobile telephony provider, offers a range of mobile internet products at competitive prices. Outside of mobile internet, UPC Ireland’s most significant competitor is the fixed-line incumbent, Eircom Limited, with 46% of the broadband internet market in Ireland. In 2013, Eircom Limited increased its download speeds to up to 100 Mbps through its expanded VDSL network, which passes approximately 700,000 homes at December 31, 2013. UPC Ireland’s share of total broadband internet subscribers in Ireland is 31%. To effectively compete, UPC Ireland realigned its bundles, including increasing the download speeds of its internet services to up to 120 Mbps in its mass market bundles. It also launched Horizon TV in August 2013.
In Central and Eastern Europe, our principal competitors are DSL operators and cable companies that are overbuilding our cable network. In Poland, our principal competitors are Orange Poland and Vectra SA. In Hungary, the primary competitors are the incumbent telecommunications company, Magyar Telekom and Digi TV. In addition, in these countries, as well as in our other Central and Eastern European operations, we face increased competition from mobile broadband operators. In all of our Central and Eastern European markets, we are using our ultra high-speed internet service to attract and retain customers. In addition, promotional discounts are a big part of our internet service offerings, as well as with our competitors.
Latin America
In Chile, VTR GlobalCom faces competition primarily from non-cable-based internet service providers such as Movistar and Claro. VTR GlobalCom is experiencing increased pricing and download speed pressure from Movistar and Claro and more effective competition from these companies with the bundle of their internet service with other services. Mobile broadband competition is significant as well. In 2013, Claro launched its LTE network for high-speed mobile data. In response to the availability of mobile data in Chile, VTR GlobalCom has more than doubled its internet speeds with a high-speed internet offering of up to 120 Mbps. VTR GlobalCom’s share of the broadband internet market in Chile is 37%, compared to 41% for Movistar. To effectively compete, VTR GlobalCom is expanding its two-way coverage and offering attractive bundling with fixed-line telephony and digital video service.
Fixed-Line Telephony and Mobile Services
With respect to fixed-line telephony services, our businesses continue to compete against the incumbent telecommunications operator in each country. These operators have substantially more experience in providing fixed-line telephony and mobile services, greater resources to devote to the provision of fixed-line telephony services and long-standing customer relationships. In addition, mobile telephony providers are making significant advances in all our areas of operations and over-the-top telephony is becoming a competitive factor. In many countries, our businesses also face competition from other cable telephony providers, FTTx-based providers or other indirect access providers. Competition in both the residential and business fixed-line telephony markets will increase with certain market trends and regulatory changes, such as general price competition, the offering of carrier pre-select services, number portability, continued deregulation of telephony markets, the replacement of fixed-line with mobile telephony, and the growth of VoIP services. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We seek to compete on pricing as well as product innovation, such as telephony apps that allow customers to make and receive calls from their fixed-line call packages on smartphones. We also offer varying plans to meet customer needs and various bundle options with our digital video and internet services. In addition, we offer mobile voice and data services in the U.K., Belgium, Chile, Germany and Poland. With consumers increasingly moving towards mobile services, we continue to explore opportunities to offer mobile services in our other operations.
Europe
Across Europe, our fixed-line and mobile telephony businesses are generally small compared to the existing business of the incumbent telephone company. The incumbent telephone companies remain our key competitors but mobile operators and other VoIP operators offering service across broadband lines are also significant competitors in these markets. Generally, we expect telephony markets to remain extremely competitive.
Our fixed-line telephony strategy in Europe is focused around value leadership, and we position our services as “anytime” or “any destination.” Our portfolio of calling plans include a variety of options designed to meet the needs of our subscribers. Such options include unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. We also use our bundled offerings to help promote our telephony services.
In the U.K., we compete primarily with BT in providing fixed-line telephony services to residential customers in the U.K. BT occupies an established market position as the former state provider. We also compete with other telecommunications companies that provide fixed-line telephony services. These include TalkTalk Telecom Group plc and BSkyB, and mobile telephone operators such as Everything Everywhere Limited and Vodafone who lease access to BT’s network. For our mobile service in the U.K., we also face competition from these mobile network operators as well as other MVNOs. Everything Everywhere Limited became the first U.K. mobile network operator to launch LTE in October 2012, with Vodafone and others launching their LTE services in 2013. Virgin Media is responding to such competition by introducing “Smart Call”, a WiFi-calling application that allows customers to use inclusive fixed-line call packages on smartphones. Virgin Media’s share of the fixed-line telephony market in the U.K. is 14%.

Deutsche Telekom is the dominant fixed-line telephony provider in Germany; however, telephony services provided through alternative technologies and mobile telephony services have caused competition in the telephony market to be intense. As a result, the market for residential telephony service is price sensitive. To address this competitive market, we use innovative bundling options to encourage customers to switch to Unitymedia KabelBW services. The market share of the fixed-line telephony market for Unitymedia KabelBW is 7%.
In Belgium, Belgacom is the dominant fixed-line telephony provider with 67% of the fixed-line telephony market. It is also a significant competitor in the mobile telephony market, having recently launched 4G services in select markets. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as a flat fee plan offered in our bundle options (free off-peak calls to fixed-lines in Belgium, plus 2,000 minutes for calls to mobile in Belgium, fixed and mobile in Europe, the U.S. and Canada, and fixed in Morocco and Turkey). Subscribers to our fixed-line telephony service may also make free off-peak calls to mobile lines in Belgium, Europe, the U.S. and Canada. We also offer competitively priced mobile telephony where we launched new mobile rate plans that include a wealth of voice minutes, text messages and mobile data. We compete with other fixed-line operators and with mobile operators, including Belgacom, in the provision of telephony and mobile services in Belgium. Telenet’s share of the fixed-line telephony market in Belgium is 23%.
In the Netherlands, KPN is the dominant fixed-line telephony provider and is expanding significantly its mobile services as well, with the launch of LTE services in 2013. KPN’s LTE network will be available throughout the Netherlands in 2014. All of the large multiple system operators, including UPC Netherlands, as well as ISPs, offer VoIP services and continue to gain market share from KPN’s fixed-line services. UPC Netherlands also entered the mobile market with the launch of mobile data in 2012 and plans to expand this service to include voice. In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed-line telephony service provider. Sunrise Communications AG, which offers carrier pre-select services, is also a strong competitor. Each of these competitors also operate their own mobile telephony service and include their mobile products in bundles with fixed-line services. To meet the competition for fixed-line services, UPC Cablecom enhanced its portfolio with attractive bundle options. UPC Cablecom also plans to enter the mobile market. The market share of the fixed-line telephony market for UPC Netherlands is 14% and UPC Cablecom is 12%.
In Austria, Ireland and in our Central and Eastern European markets, the incumbent telephone companies dominate the telephony market. Most of the fixed-line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select or wholesale line rental services. We also compete with ISPs that offer VoIP services and mobile operators. In Austria, we serve our subscribers with VoIP over our cable network, circuit-switched telephony services and DSL technology service over LLU. UPC Austria also plans to enter the mobile market. To gain market share, we promote our VoIP telephony service offerings in almost all of our European markets and in some markets we have enhanced our telephony services through unlimited calling options.
Latin America
In Chile, VTR GlobalCom faces competition from the incumbent telecommunications operator, Movistar, and other telecommunications operators. Movistar has substantial experience in providing telephony services, resources to devote to the provision of telephony services and long-standing customer relationships. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability, and the growth of VoIP services. VTR GlobalCom offers circuit-switched and VoIP telephony services over its cable network. VTR GlobalCom’s share of the residential and commercial fixed-line telephony market in Chile is 21% (36% for residential).
In Chile, an increasing number of consumers have gravitated towards mobile service, prompting us to add wireless plans to complement our existing menu of telecommunications services commencing in 2012. Claro, Movistar and Entel PCS Telecommunications SA are the primary companies that offer mobile telephony in Chile. VTR Wireless represents less than 1% of the mobile telephony market share in Chile, of which slightly more than half comprise post-paid accounts. Of these customers, 58% subscribe to at least one fixed-line VTR GlobalCom service. Competition in the Chilean mobile services market is increasing quickly, with new competitors providing services to customers using the MVNO model. There are four primary operators using the MVNO model: VTR Wireless, Móvil Falabella, Virgin Mobile Chile and GTD—Manquehue. We expect additional new competitors to begin providing mobile services using the MVNO model in the coming years. To enhance its competitive position, VTR GlobalCom entered into an agreement with VTR Wireless, which allows VTR GlobalCom to offer VTR Wireless mobile telephony services as part of its bundled offerings. VTR Wireless also offers its mobile telephony services on a stand alone basis and for a flat fee customers of either company have unlimited telephone calls to customers of the other company.

Regulatory Matters
Overview
Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU.
Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Europe
Austria, Belgium, Bulgaria, Croatia, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K. are the Member States of the EU. As such, these countries are required to harmonize certain of their laws with certain EU rules. In addition, other EU rules are directly enforceable in those countries without any transposition into national law. Certain EU rules are also applicable across the European Economic Area, whose Member States are the EU Member States (excluding Croatia) as well as Iceland, Liechtenstein and Norway.
In the broadcasting and communications sectors, there has been extensive EU-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. The exception to this is Switzerland, which is not a Member State of the EU or the European Economic Area and is currently not seeking any such membership. Regulation in Switzerland is discussed separately below, as well as regulation in certain Member States in which we face regulatory issues that may have a material impact on our business.
EU Communications Regulation
The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the “Regulatory Framework”). The key elements of the Regulatory Framework are various legal measures, which we refer to as the “Directives”, that require Member States to harmonize their laws, as well as certain regulations that have direct effect without any transposition into national law.
The Regulatory Framework primarily seeks to open European markets for communications services. It harmonizes the rules for the establishment and operation of electronic communications networks, including cable television and traditional telephony networks, and the offer of electronic communications services, such as telephony, internet and, to some degree, television services. The Regulatory Framework does not generally address issues of content.
On December 18, 2009, the Official Journal of the EU published revisions to the Regulatory Framework. Such revisions should have been transposed into the laws of the Member States before May 25, 2011, although in practice this is an ongoing process. Despite their limited nature, the changes to the Regulatory Framework will affect us. Some changes are administrative. For example, a new body of European regulators has been created. Some new powers, however, have been given to national regulators, such as the right to mandate access to ducts without finding operators or service providers to have “Significant Market Power” (defined below). This power, in particular, could require us to open our ducts to competitors and not allow us to make use of all capacity in our ducts for our own needs, or could mean we get access to ducts of third parties instead of building our own ducts. Also, there will be enhanced powers for Member States to impose transparency obligations and quality of service requirements on ISPs, which may restrict our flexibility in respect of our broadband services.
Certain key provisions included in the current Regulatory Framework are set forth below. This description is not intended to be a comprehensive description of all regulation in this area.

•
Licensing and Exclusivity. The Regulatory Framework requires Member States to abolish exclusivities on communication networks and services in their territory and allow operators into their markets based on a simple registration. The Regulatory Framework sets forth an exhaustive list of conditions that may be imposed on communication networks and services. Possible obligations include, among other things, financial charges for universal service or for the costs of regulation, environmental requirements, data privacy and other consumer protection rules, “must carry” obligations, provision of customer information to law enforcement agencies and access obligations.

•
Significant Market Power. Certain of the obligations allowed by the Regulatory Framework apply only to operators or service providers with “Significant Market Power” in a relevant market. For example, the provisions of the Access Directive allow EU Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Regulatory Framework, an operator or service provider will be deemed to have Significant Market Power where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers.

As part of the implementation of certain provisions of the Regulatory Framework, each Member State’s National Regulatory Authority (NRA) is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but then the EU Commission adopted a new recommendation reducing the list of predefined markets to seven, subject to periodic review. This adjusted recommendation led to a reduction in regulation. Some NRAs, however, continue to maintain their analysis of some of the markets from the original list or perform analysis of markets not listed in the recommendation which requires the NRA to prove that additional requirements, the so called three-criteria test, are met. In October 2012, the EU published a questionnaire for public consultation on whether the recommendation should be revised. It is not known whether any changes will be made as a result of this process.
We have been found to have Significant Market Power in certain markets in which we operate and further findings are possible. In particular, in those markets where we offer telephony services, we have been found to have Significant Market Power in the termination of calls on our own network.
NRAs might seek to define us as having Significant Market Power in any of the seven predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, an NRA could impose certain conditions on us. Under the Regulatory Framework, the EU Commission has the power to veto a finding by an NRA of Significant Market Power (or the absence thereof), which power also applies with respect to market definition, in any market whether or not it is included in the seven predefined markets.

•
Video Services. The regulation of distribution, but not the content, of television services to the public is harmonized by the Regulatory Framework. Member States are allowed to impose reasonable “must carry” obligations for the transmission of specified radio and television broadcast channels on certain operators under their jurisdiction. Such obligations should be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. We are subject to “must carry” regulations in all European markets in which we operate. In some cases, these obligations go beyond what we believe is allowable under the Regulatory Framework. To date, however, the EU Commission has taken very limited steps to enforce EU law in this area, leaving intact “must carry” obligations that are in excess of what we believe to be allowed. We do not expect that there will be any reduction in the “must carry” regulations in the foreseeable future.

•
Net Neutrality/Traffic Management. Other current regulatory debates at the EU and national level include net neutrality/traffic management, as well as responsibilities for ISPs on illegal content or activities on the internet. With respect to net neutrality/traffic management, the EU Commission confirmed in April 2011 that no additional EU regulation is needed to preserve net neutrality. The EU Commission made this decision after concluding that the existing provisions of the Regulatory Framework on consumer transparency and the ability of regulators to impose a minimum quality of service on an operator should be given time to be tested by Member States. In December 2011, the Body of European Regulators for Electronic Communications (BEREC), the joint body of European telecommunications regulators, published non-binding guidelines on net neutrality and transparency. BEREC believes that transparency and the ability for end-users to easily switch providers is vital and recommends that operators should provide clear end-user information about service limitations and actual speeds. This decision, however, is still subject to ongoing political debate, and European or national regulation in this area may occur. If such regulations are adopted, our ability to offer our own internet services may be restricted.

On September 11, 2013, the EU Commission proposed a partial reform to the Regulatory Framework in its proposed regulation on the European single market for electronic communications. Under EU law, a regulation, unlike a Directive, is required to be implemented into national law without interpretation by the respective national government. This proposal is a substantial reform to the 2009 Regulatory Framework, notably in how regulatory powers for licensing, spectrum and consumer protection are divided between NRAs, BEREC and the EU Commission. The proposal does not, however, modify the Regulatory Framework for mandating access obligations on operators with Significant Market Power. With respect to broadband services, the proposal permits

ISPs to charge content or application service providers for carriage in return for new prohibitions to the use of traffic management to block, slow down or degrade services or applications. There are also modifications to the rules on consumer protection that extend the circumstances under which subscribers can terminate their contracts without cost, which may restrict our flexibility in respect of our bundled service offerings. The proposed regulation is subject to approval by the European Parliament and by Member States in the European Council. The proposal is not a current priority for the majority of the Member States in the European Council and is unlikely to be adopted during the course of 2014.

EU Broadcasting Law
Although the distribution of video channels by a cable operator is within the scope of the Regulatory Framework, the activities of a broadcaster are harmonized by other elements of EU law, in particular the Audiovisual Media Services Directive (AVMS). Generally, broadcasts originating in and intended for reception within an EU Member State must respect the laws of that Member State. Pursuant to AVMS, however, EU Member States are required to allow broadcast signals of broadcasters established in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of their home state. This is referred to as the country of origin principle. Under AVMS (a change from pre-existing rules), the country of origin principle applies also to non-linear services, such as VoD. Accordingly, we should be able, if we so elect, to offer our own VoD services across the European Economic Area based on the regulation of the country of origin. As a result, we could structure our business to have a single regulatory regime for all of our VoD services offered in Europe. In addition, when we offer third party VoD services on our network, it should be the business of the third party, in its capacity as provider of the services, and not us as the local distributor, that is regulated in respect of these services.
Although Member States should have transposed the requirements of AVMS into national law, and this has generally been completed, the practical effect is still not clear. Uncertainty still remains about the proper treatment of VoD from a practical perspective. Thus, there can be no assurance that the requirements on VoD will, in fact, operate in the manner described above in any individual Member State. As a result, we may face inconsistent and uncertain regulation of our VoD service in Europe.
AVMS also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.
Other European Level Regulation
In addition to the industry-specific regimes discussed above, our European operating companies must comply with both specific and general legislation concerning, among other matters, data protection, data retention and electronic commerce. Many of these regimes are, or will be, reviewed at the EU level.
Our European operating companies are also subject to both national and European level regulations on competition and on consumer protection, which are broadly harmonized at the EU level. For example, while our operating companies may offer their services in bundled packages in European markets, they are sometimes not permitted to make a subscription to one service, such as cable television, conditional upon a subscription to another service, such as telephony. They may also face restrictions on the degree to which they may discount certain products included in the bundled packages.
The EU Commission is imposing more mandatory requirements and encouraging voluntary solutions regarding energy consumption of the telecommunications equipment we provide our customers. We have been participating in discussions and studies regarding energy consumption with various parts of the EU Commission and with experts working on their behalf. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. We also worked with a large group of companies to create a voluntary agreement on set-top box power consumption as an alternative to regulation. The European Commission formally recognized this voluntary agreement as a valid alternative to regulation on November 22, 2012. Nevertheless, legislation in this area may be adopted that could adversely affect the cost and/or the functionality of equipment we deploy in customer homes.
Pursuant to an EU regulation on standby power effective January 7, 2010 (the Standby Regulation), many devices are required to have either a low power standby mode or off mode unless it is inappropriate to have either such mode on the device. For this purpose, our set-top boxes and certain other equipment are equipped with an off switch. Beginning in January 2013, the Standby Regulation imposed further requirements on power management on certain devices we purchase and/or develop, which devices, namely the Horizon TV set-top box and any future set-top boxes, must comply with such requirements, unless it can be argued such further requirements are inappropriate. These additional requirements have necessitated additional software developments for our equipment and reduce the functionality of our equipment assuming the equipment’s default setting is maintained.

Furthermore in August 2013, the EU Commission issued an amendment to the Standby Regulation called Networked Standby (No 801/2013), which will be effective as of January 1, 2015, with the aim of regulating, among others, the maximum power consumption of networked consumer equipment while in the so-called Networked Standby mode. As is the case with the Standby Regulation, these additional requirements may have an impact on cost and customer experience.
As part of the EU’s Radio Spectrum Policy Program, spectrum made available through the switch off of analog television has been approved for mobile broadband use beginning January 1, 2013. This spectrum, known as the “digital dividend,” is in the 700 - 862 MHz band. The terms under which this spectrum will become available will vary among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment which we deploy. In approving mobile broadband, however, the Radio Spectrum Policy Program states that the new mobile services must co-exist with existing services, such as cable and DTT, to avoid harmful interference. As a result, we have taken steps to be part of the Member States’ LTE mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialogs with equipment manufacturers and mobile operators to develop co-existing networks. We have also requested Member States to prepare comprehensive national impact assessments when spectrum conditions are changed to ensure that the costs to prevent interference between the various services are balanced.
United Kingdom
In the U.K., the revised Regulatory Framework is implemented through (1) the Communications Act 2003, which regulates all forms of communications technology, whether used for telecommunications or broadcasting, and (2) the Wireless Telegraphy Act 2006, which regulates radio communications in the U.K. (including with respect to the spectrum, licensing arrangements, usage conditions and charges, license bidding and trading and enforcement and penalties). The Privacy and Electronic Communications Regulations 2003, as amended, implemented EU Directive 2002/58, which regulates the processing of personal data and the protection of privacy in the electronic communications sector.
Virgin Media is also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act 1998 and the Enterprise Act 2002. On-demand programming is regulated by the Authority for Television On-Demand under a co-regulatory regime with the U.K. Office of Communications (Ofcom). The regulatory regime for on-demand programming is derived from the EU Audiovisual Media Services Directive.
Ofcom is the key regulatory authority for the communications sector in which Virgin Media operates. It is responsible for furthering the interests of consumers by promoting competition. Currently, the U.K. Office of Fair Trading also has jurisdiction with respect to competition matters. Pursuant to the Enterprise and Regulatory Reform Act 2013, effective April 1, 2014, the competition functions of the U.K. Office of Fair Trading, together with those of the U.K. Competition Commission, will be transferred to a new U.K. competition authority, the Competition and Markets Authority. The Competition and Markets Authority’s primary duty will be to promote competition, both within and outside the U.K., for the benefit of consumers.
The U.K. government has attempted to drive the deployment of super-fast broadband and the provision of basic broadband to 95% of the population of the U.K. by 2017 using money from the publicly funded BBC Licence Fee, under-spend from the Analogue TV Switch-Off Project and other sources of public investment to stimulate private investment. Two key projects are under way: (1) the Broadband Delivery Programme, which is focused on delivering broadband to areas that the market will not serve of its own accord (mainly rural areas); and (2) the Urban Broadband Fund, which is aimed at establishing “super connected” cities with internet capabilities of between 80 Mbps to 100 Mbps and comprehensive mobile broadband coverage. In 2013, the U.K. government announced the Superfast Extension Programme, which is designed to support the roll-out of broadband with download speeds of 30 Mbps or higher to 99% of the population of the U.K. by 2018.
Virgin Media lodged a formal challenge against the European Commission's decision to approve a project involving the deployment of a state-subsidized broadband network in the city of Birmingham in 2012. Based on assurances received from the U.K. government that no Urban Broadband Fund monies would be used to deploy telecommunications infrastructure in the U.K., such that Birmingham could not implement the network for which it had received European Commission approval, Virgin Media requested and was granted a stay in proceedings until December 31, 2015.
Ofcom is in the final stages of its triennial review of the Fixed Access markets (including Wholesale Local Access incorporating physical or passive network access via methods such as LLU and duct access) and Wholesale Broadband Access market (virtual or active network access via methods such as provision of wholesale managed service products). Proposals made by Ofcom in this review indicate that there is no substantive change in its approach to regulation. Therefore, we do not anticipate significant consequences for Virgin Media’s operations.

We anticipate that, in line with Ofcom’s current proposals, BT will again be found to have Significant Market Power in the Wholesale Local Access market and at least one sub-national area of the Wholesale Broadband Access market and will be required to provide certain products and services on regulated terms, (including providing access to its ducts and poles infrastructure).
As a MVNO, Virgin Media is subject to EU regulations relating to retail prices for roaming services. These regulations set limits on certain wholesale and retail tariffs for international mobile voice roaming, SMS tariffs and data roaming within the EU, provides for greater levels of transparency of retail pricing information, imposes measures to guard against bill shock in respect of data roaming and sets maximum roaming rates within the EU. A new measure, effective July 1, 2014, will allow consumers to select an alternative provider for their EU roaming services. The measure is intended to increase competition for the provision of roaming services.
Mobile termination charges applied by mobile network operators are regulated by Ofcom under a Significant Market Power charge control condition. Under Virgin Media’s MVNO agreement, these changes in mobile termination charges are passed on to Virgin Media, which has experienced a reduction in revenue from such charges. Ofcom is in the process of reviewing mobile termination charges for the period of 2015-2018, and its current proposals suggest that rates will stabilize around current levels.

Germany
Germany has transposed the EU laws into national laws although under the German legal system competency is split between the Federal State (telecommunication law) and the German federal states (Bundesländer) (media law). The German Telecommunications Act broadly implemented the Regulatory Framework and covers the distribution of any signal by telecommunications networks encompassing television signals, internet data and telephony. The 2009 revisions to the Regulatory Framework by the EU were implemented by Germany in May 2012. The German Federal Network Agency (Bundesnetzagentur) is responsible inter alia for the regulation of the German telecommunications market. The Federal Cartel Office (FCO), the national competition authority (Bundeskartellamt), plays an important role with respect to infrastructure and media regulation. The FCO has powers to address competition issues in all markets, although in some cases, competition issues will be addressed by the German Federal Network Agency.
Regulation of the media falls within the legislative competence of the German federal states. The media laws of all 16 federal states have been partially harmonized by the State Broadcasting Treaty (Rundfunkstaatsvertrag). The State Broadcasting Treaty establishes the main framework of the German regulation of broadcast. Nearly every German state has established its own independent regulatory body, the state media authority (Landesmedienanstalt). The state media authorities are primarily responsible for licensing and supervision of commercial broadcasters and the allocation of transmission capacities for radio and television channels. They are also in charge of the regulation of carriage fees, conditional access systems, interfaces and the bundling of programs.
The allocation and use of analog cable transmission capacities for both radio and television channels are governed by the “must carry” rules of the respective states. The allocation of digital transmission capacities for digital television and radio channels are, however, primarily governed by the “must carry” rules of the State Broadcasting Treaty. The media law in the states of Baden-Württemberg, North Rhine-Westphalia and Hesse require Unitymedia KabelBW to carry at least 13, 25 and 30 analog channels, respectively, and also limits the possibility to convert these analog cable channels into digital channels.
The operation of conditional access systems for television services is governed by both the State Broadcasting Treaty and the German Telecommunications Act. Generally, operators must not unfairly obstruct or discriminate against broadcasters and other content providers through conditional access systems.
On December 15, 2011, the FCO approved the KBW Acquisition, subject to our agreement with the following conditions:

•
Unitymedia KabelBW committed to the distribution of basic digital television channels (as opposed to channels marketed in premium subscription packages) on its entire network in unencrypted form. This commitment, with which we have complied, generally covers free-to-air television channels in SD and HD and is consistent with the practice that had been adopted by KBW prior to the KBW Acquisition. If, however, FTA television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of FTA HD channels is still possible. In addition, we made a commitment that, through December 31, 2016, the annual carriage fees Unitymedia KabelBW receives for each such FTA television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the applicable rate card systems of Unitymedia KabelBW as of January 1, 2012.

•
Effective January 1, 2012, Unitymedia KabelBW waived its exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than its in-building distribution networks to provide television, broadband internet or telephony services within the building.

•
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia KabelBW transferred the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia KabelBW waived its right to remove its in-building distribution networks.

•
A special early termination right was granted with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements) with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011. The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia KabelBW for its unamortized investments in modernizing the in-building network based on an agreed formula. To the extent Unitymedia KabelBW is successful in obtaining renewals of the Remedy HA Agreements, we expect that these renewed contracts will contain pricing and other provisions that are somewhat less favorable to Unitymedia KabelBW than those in previous agreements. At December 31, 2013, approximately 14% of the dwelling units covered by the Remedy HA Agreements remain subject to the special termination right.

In January 2012, two of our competitors, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve the KBW Acquisition. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. Third parties have been given until March 21, 2014 to comment on our submission. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected. If we are not granted the right to appeal, or if any appeal is unsuccessful and the Düsseldorf Court of Appeal’s ruling to overturn the FCO clearance becomes final and binding, the KBW Acquisition would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome, to refuse clearance of the transaction or clear the transaction unconditionally. We will continue to pursue any available opportunity to appeal the Düsseldorf Court of Appeal’s ruling. We do not expect that the continued proceedings relating to these appeals will have any impact on the integration and development of our operations in Germany or the day-to-day running of our business. We cannot predict the final outcome of this appeal process, however, any new decision by the FCO with respect to the KBW Acquisition as a result of the Düsseldorf Court of Appeal’s ruling, including any decision that increases the existing conditions we are subject to in connection with the FCO’s initial approval of the KBW Acquisition or imposes additional conditions, could have a material adverse impact on our results of operations, cash flows or financial position.
The FCO has communicated to us that it is reviewing customary practices regarding the duration of contracts with multiple dwelling units for analog television services, including with respect to one such contract that the FCO had previously identified between Unitymedia KabelBW and a landlord as potentially being subject to amendment by order. The FCO indicated that the contract term of 10 years may be an infringement of European and German antitrust laws and that it is inclined to open a test case that could set a precedent for all (or almost all) market participants. We cannot predict the outcome of these FCO proceedings, however, any FCO decision that would limit the duration of our contracts with multiple dwelling units could have a material adverse impact on our results of operations, cash flows or financial position.
Unitymedia KabelBW has entered into numerous feed-in agreements with public and commercial broadcasters for the analog and digital non-pay and pay carriage of their signals. The most important feed-in agreements are with the public broadcasters (ARD and ZDF), Mediengruppe RTL Deutschland and ProSiebenSat.1 Media AG. In 2012, ARD and ZDF sent us notices purporting to terminate their feed-in agreements effective December 31, 2012. ARD and ZDF also announced that they do not intend to pay any feed-in fees after January 1, 2013, and that they expect their signals will continue to be distributed over our networks based on existing must carry regulations, which is applied to the majority of their television and radio channels. While we are seeking to negotiate with ARD and ZDF to reach acceptable agreements, we have rejected the termination notices and filed lawsuits for payment of carriage fees against ARD and ZDF. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to broadcasters. In this regard, we are currently in negotiations with certain of the larger private broadcasters and we expect to reach agreements that are acceptable to all parties, although no assurance can be given that any of our agreements with broadcasters will be renewed or extended on financially equivalent terms, or at all.

Belgium (Telenet)
Belgium has broadly transposed the Regulatory Framework into law. According to the electronic communications law of June 13, 2005, the Belgisch Instituut voor Post en Telecommunicate (the BIPT), the Belgian NRA, should perform the market analysis to determine which, if any, operator or service provider has Significant Market Power. In addition, the Federal Parliament prepared legislation to transpose the 2009 revisions to the Regulatory Framework, which became effective as of August 4, 2012.
Telenet has been declared an operator with Significant Market Power on the market for call termination on an individual fixed public telephone network. As of April 1, 2012, reciprocal termination rates have been imposed, which results in Telenet charging the interconnection rate of the incumbent telecommunications operator, Belgacom.
Although no determination has been made on whether Telenet has Significant Market Power on the market for call termination on individual mobile networks, its rates will be affected by rate limitations implemented by BIPT. In June 2010, BIPT imposed a steep rate reduction over the next two years resulting in (1) an initial 45% decline effective August 1, 2010, over the then average rate and (2) further declines to a rate in January 2013 that were approximately 79% less than the average rate implemented on August 1, 2010. As of January 1, 2013, mobile termination rates have been set by BIPT at 1.08 euro cents per minute, and to date 2014 rates have not been set.
In December 2010, the BIPT and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium. After a public consultation, the draft decisions were submitted to the EU Commission. The EU Commission issued a notice on the draft decision that criticized the analysis of the broadcasting markets on several grounds, including the fact that the Belgium Regulatory Authorities failed to analyze upstream wholesale markets. It also expressed doubts as to the necessity and proportionality of the various remedies.
The Belgium Regulatory Authorities adopted a final decision on July 1, 2011, with some minor revisions. The regulatory obligations include (1) an obligation to make a resale offer at ‘’retail minus’’ of the cable analog package available to third party operators (including Belgacom), (2) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (3) an obligation to make a resale offer at ‘’retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom).

After Telenet submitted draft reference offers regarding the obligations described above in February 2012, to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the EU Commission. Although the EU Commission expressed doubts regarding the analog resale offers on August 8, 2013, the EU Commission did not object to the decision on the reference offers. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services must be available approximately six months after a third-party operator files a letter of intent and pays an advance payment to each cable operator. On December 27, 2013, wireless operator Mobistar submitted a letter of intent and has paid the advance payment on January 10, 2013. Accordingly, the reference offers could be operational as soon as the third quarter of 2014.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic television (basic analog and digital video package) and minus 30% for the bundle of basic television and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing, and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic television (basic analog and digital video package) and to minus 23% for the bundle of basic television and broadband internet services. Even though the EU Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgian Regulatory Authorities adopted such retail-minus tariffs on December 11, 2013.

Telenet filed an appeal against the July 2011 decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 decision pending the proceedings on the merits. Due to this rejection and the approval of the reference offers by the Belgium Regulatory Authorities, Telenet is now required to begin the process of implementing its reference offers. A final ruling on the merits can be expected in the second or third quarter of 2014. Telenet also filed an appeal with the Brussels Court of Appeal against such decision regarding the qualitative aspects of the reference offer.  A decision in this appeal should not be expected before the fourth quarter of 2014. There can be no certainty that Telenet’s appeals will be successful.

The July 2011 decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services, notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (1) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (2) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

The Netherlands

The Netherlands has an electronic communications law that broadly transposes the Regulatory Framework. According to this electronic communications law, Autoriteit Consument & Markt (ACM), formerly Onafhankelijke Post en Telecommunicatie Autoriteit, the Netherlands NRA, should perform a market analysis to determine which, if any, operator or service provider has Significant Market Power. In December 2011, ACM completed a market assessment of the television market in the Netherlands, and concluded that there were no grounds for regulation of that market. As a result, no new regulations relating to the television market may be proposed without a new analysis. In particular, ACM rejected previously filed requests from a number of providers to perform a new market analysis of the television market and this decision was upheld by the Dutch Supreme Administrative Court on November 5, 2012.

In May 2012, the Dutch Senate adopted laws that (1) provide the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise the resale obligation introduced by these new laws and (2) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court.

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

On January 29, 2014, a Dutch civil court, in a court proceeding initiated by UPC Netherlands, declared the resale obligation laws non-binding because they infringe EU law. The Dutch government has three months from January 29, 2014, to appeal the decision. The infringement proceeding at the European Commission against the Dutch government is still pending. We cannot predict the outcome of any appeal by the Dutch government of the civil court decision, or, if the decision was overturned, the effect on our results of operations, cash flows or financial position from any implementation of a resale regime, which would likely take several months or more.

On August 5, 2013, ACM published a new market analysis decision on call termination, which combines both the fixed termination market and the mobile termination market. The new tariffs became effective September 1, 2013. All providers of call termination on fixed and mobile networks in the Netherlands have been found to have Significant Market Power. The tariffs were set for both fixed and mobile termination and consist of a single tariff for the relevant three-year period without a glidepath. The Dutch Supreme Administrative Court in preliminary proceedings initiated by the mobile operators approved, consistent with its August 31, 2011 ruling, a costing methodology resulting in higher rates valid until the ruling in the appeal on the merits against the August 5, 2013 decision is published. Such ruling is expected in the third or fourth quarter of 2014.
Switzerland
Switzerland has a regulatory system which partially reflects the principles of the EU, but otherwise is distinct from the European regulatory system of telecommunications. The Telecommunications Act (Fernmeldegesetz) regulates, in general, the transmission of information, including the transmission of radio and television signals. Most aspects of the distribution of radio and television, however, are regulated under the Radio and Television Act (Radio und Fernsehgesetz). In addition, the Competition Act and the Act on Price Surveillance are potentially relevant to our business. With respect to energy consumption of electronic home devices, the Energy Act and the revised Energy Ordinance have been applicable since January 2010 to television set-top boxes as described below.
Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications. Dominant providers have to grant access to third parties, including unbundled access to the local loop. But this access regulation is restricted to the copper wire network of the incumbent, Swisscom. Therefore, such unbundling obligations do not apply to UPC Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.
In 2008, after various municipalities announced plans to rollout a fiber-to-the-home network, Swisscom announced its intention to roll out a national fiber-to-the-home network following the completion of its fiber-to-the-node networks in Switzerland. As a result, Swisscom has built its fiber-to-the-home network in several cities in cooperation with municipality-owned utility companies. Where no cooperation agreement has been reached, Swisscom is building its own fiber-to-the-home network. These cities include Zurich, Berne, Basle, Geneva, St. Gallen, Lucerne, Winterthur, Bellinzona, Freiburg and some very small municipalities. Outside of urban areas, Swisscom has announced that it will extend its fiber-to-the-node network by introducing vectoring, which allows Swisscom to offer speeds comparable to those offered by UPC Cablecom. Following a review of the telecommunications landscape, the Federal Government has determined that it is necessary to revise current regulations and announced plans to publish a draft of a revised telecommunications act by the end of 2015. Any such fiber roll out could lead to increased competition for UPC Cablecom.
Under the Radio and Television Act and the corresponding ordinance, cable network operators are obliged to distribute certain programs that contribute in a particular manner to media diversity. The Federal Government and the Federal Office of Communications can select up to 25 programs that have to be distributed in analog without the cable operator being entitled to compensation. A new Radio and Television ordinance became effective August 1, 2012, which allows cable operators to decrease the number of obligatory channels to be broadcasted in analog. A departmental ordinance was published which eliminates this regime for all foreign broadcasters as of June 1, 2013, and all other such regulation as of January 1, 2015. Additionally, there is no legal obligation to broadcast digital and analog in parallel as long as the digital offer is comparable to analog and does not force customers to incur additional costs.
UPC Cablecom’s retail customer prices are subject to review by the Swiss Price Regulator. In October 2012, UPC Cablecom announced an agreement with the Swiss Price Regulator pursuant to which UPC Cablecom will make certain changes to its service offerings in exchange for progressive increases in the price of its basic cable connection. In this regard, (1) effective November 1, 2012, UPC Cablecom began offering a basic tier of digital television channels on an unencrypted basis in its footprint and (2) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, UPC Cablecom has made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the monthly price for a cable connection increased by CHF 0.90 ($1.01) effective January 1, 2013 and a further increase of CHF 0.60 ($0.68) took effect on January 1, 2014.
Effective October 1, 2011, the Federal Council proposed a new regulation imposing power thresholds for set-top boxes. There are some exemptions and transition periods which apply in the short term to the set-top boxes we import into Switzerland. The Swiss regulation may not be in line with EU regulation, and it may be reconsidered as Switzerland tries to align itself with EU norms. If, however, such regulation remains in force, it may have an adverse effect on the business of UPC Cablecom as UPC Cablecom may face restrictions regarding the import of set-top boxes.
Chile
VTR GlobalCom is subject to regulation and enforcement by various governmental entities in Chile including the Chilean Antitrust Authority, the Ministry of Transportation and Telecommunications (the Ministry) through the Chilean Undersecretary of Telecommunications (SubTel), the National Television Council (CNTV) and Chile’s national consumer service (Sernac).
In addition to the specific regulations described below, VTR GlobalCom is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Authority in connection with VTR GlobalCom’s combination with Metrópolis Intercom SA in April 2005. These conditions are indefinite and include, among others, (1) prohibiting VTR GlobalCom and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (2) prohibiting VTR GlobalCom from obtaining exclusive broadcast rights, except for specific events, and (3) requiring VTR GlobalCom to offer its broadband capacity for resale of internet services on a wholesale basis.

Video
The provision of pay television services requires a permit issued by the Ministry. Cable pay television permits are granted for an indefinite term and are non-exclusive, and, because such permits do not involve radioelectric spectrum, they are granted without ongoing duties or royalties. VTR GlobalCom has permits to provide cable pay television services in the major cities, including Santiago, and in most of the medium-sized markets in Chile.

Cable television service providers in Chile are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below. However, CNTV may impose sanctions on providers who are found to have run programming containing excessive violence, pornography or other objectionable content. Pay television operators are directly responsible for violation of such prohibitions. Additionally, a bill to amend the Television Act, which we refer to as the TV Act Bill, which is currently pending in Congress, intends to require pay television providers to offer a certain quota of cultural content and to distribute public interest campaigns.
The TV Act Bill, which, among other things, is designed to introduce terrestrial digital television, seeks to establish a retransmission consent regime between broadcast television concessionaires and pay television operators. This regime would provide that once a broadcast operator achieves digital coverage of 85% of the population within its concession areas, the broadcast operator may require that pay television operators enter into an agreement for the distribution of its digital signals to be able to retransmit its signal. In addition, the TV Act Bill requires that the technical or commercial conditions imposed by broadcast operators not discriminate among pay television operators. Also, the TV Act Bill seeks to establish a must-carry regime requiring pay television operators to distribute up to four local broadcast television channels in each operating area. The channels that must be carried by any particular pay television operator are to be selected by CNTV.
The Chilean Consumer’s Rights Protection Law contains provisions that have been interpreted by Sernac to require that any increase in rates exceeding inflation must be previously accepted and agreed to by subscribers. Although VTR GlobalCom disagrees with this interpretation, in July 2012, VTR GlobalCom reached an agreement with Sernac, which permits VTR GlobalCom to make adjustments to its published rates twice per year to adjust for inflation. In addition, VTR GlobalCom may once a year propose to its existing subscribers additional changes to their rates. If a subscriber does not accept these proposed rate changes, VTR GlobalCom is permitted to terminate service delivery to the subscriber. In addition, the agreement with Sernac establishes the criteria upon which VTR GlobalCom may modify its channel line-up without the consent of subscribers.
Internet
In August 2010, a law on internet neutrality was passed, which prohibits “arbitrary blockings” of legal content, applications or services and the provision of differentiated service conditions according to the origin or ownership of the content or service provided through the internet. Additionally, the law authorizes ISPs to take measures to ensure the privacy of their users and provide virus protection and safety processes over their network, as long as these measures do not infringe antitrust laws. Additional measures were subsequently implemented, including obligations related to consumer information, traffic management policies applied by each ISP and internet quality of service requirements and notices required by law concerning the effective maximum and minimum traffic speeds offered under internet access plans.
In order to protect the constitutional rights of privacy and safety of communications, ISPs are prohibited from undertaking surveillance measures over data content on their networks. Also, special summary proceedings have been created in order to safeguard intellectual property rights against violations committed through networks or digital systems. These proceedings include measures designed to withdraw, disqualify or block infringing content in the ISP’s network or systems. The law also provides for the right of intellectual property owners to judicially request from ISPs the delivery of necessary information to identify the provider of infringing content.
Fixed-Line and Mobile Telephony Services
The Ministry also regulates telephony services. The provision of fixed-line and mobile telephony services requires a public telecommunications service concession. With respect to mobile services, in 2009, SubTel awarded VTR GlobalCom a license for 30 MHz of spectrum in the 1700/2100 MHz frequency band for the provision of wireless telephony services. The license has a 30-year renewable term. VTR GlobalCom transferred this license to VTR Wireless in 2012. On January 15, 2014, VTR Wireless received a letter from SubTel in which SubTel asserts that VTR Wireless is not in compliance with the terms of such wireless license. SubTel alleges that the terms of the wireless license require VTR Wireless to comply with certain minimum network coverage and traffic levels. VTR Wireless disagrees with SubTel’s assertions regarding the terms of the wireless license and intends to contest such assertions vigorously.
VTR GlobalCom has telecommunications concessions to provide fixed-line telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR GlobalCom’s fixed-line telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR GlobalCom has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025. In Chile, fixed-line telephony communications between primary zones are domestic long distance calls. In October 2011, SubTel implemented the first phase of a ruling for the elimination of domestic long distance (for calls within the country) and reducing the local exchange zones from 24 to 13. On November 6, 2013, Law N°20,704 was enacted to provide for the complete elimination of domestic long distance calls. Pursuant to its terms, 120 days after its enactment SubTel must start a process to unify Chile into just one telephone service primary zone within 180 days thereafter. We believe this process could benefit VTR GlobalCom along with the Chilean fixed-line market as a whole in relation to VTR GlobalCom’s mobile telephony competition by providing fixed-line subscribers the ability to make phone calls throughout Chile without incurring into long-distance charges, thereby making VTR GlobalCom’s fixed-line telephony services more attractive.
There are no universal service obligations in Chile. However, local service concessionaires are obligated to provide telephony service to all customers that are within their service area or are willing to pay for an extension to receive service. All local service providers, including VTR GlobalCom, must give long distance telephony service providers equal access to their network connections at regulated prices and must interconnect with all other public services concessionaires whose systems are technically compatible.
As a general rule, fixed-line telephony service providers are free to establish the rates directly charged to their customers, unless the Chilean Antitrust Authority concludes that due to a lack of sufficient competition in the market, rates should be fixed by regulatory authorities. However, SubTel sets the maximum rates that may be charged by each operator for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. Rate regulation on interconnection charges is applicable to all fixed-line and mobile telephony companies, including VTR GlobalCom and VTR Wireless. The determination of the maximum rates that may be charged by operators for their fixed-line or mobile services are made on a case-by-case basis by SubTel and are effective for five years.
Other Chilean Regulation

•
Bundling. On December 18, 2012, the Chilean Antitrust Authority issued its regulation governing the on-net/off-net pricing practice in the mobile telephone industry and the offering of bundled telecommunication services. Pursuant to the terms of this regulation, as revised by the Chilean Supreme Court, mobile services may be sold jointly with fixed-line services. However, promotional discounts were not permitted for these double play offers. As for traditional bundling over the same platform (e.g., bundled fixed-line services such as our double- and triple-play packages, or bundled mobile services), this regulation provides that such services may be bundled, subject to certain price limitations. These limitations require that the total price for a bundle must be greater than the stand-alone price for the most expensive service included in the bundle. Also, when three or more services are bundled, the price for the bundle must be greater than the sum of the stand-alone prices for each service in the bundle, excluding the lowest priced service.

•
Telecommunication Services Proposal. In November 2011, SubTel published a proposal for a General Telecommunication Services Ruling. The purpose of this proposal is to regulate the offer of telecommunication services, including voice, internet access, and pay television, either alone or in bundles, from a consumer protection point of view. If enacted, the new regulation could involve significant changes in contracts with customers, new requirements regarding compensation in case of service failure, and new rules regarding treatment of customers’ personal information.

•
Minimum Standards on Quality of Service and Operation. From August 5 to September 4, 2013, SubTel submitted for public comment a draft of the Technical Fundamental Plan on Maintenance and Public Service Telecommunications Network Managing. This draft seeks to impose minimum standards on quality of service and operation of telecommunications networks, in general, and in some particular services: voice services; text and multimedia messages services; data transmission services; minimum coverage for mobile services; and digital terrestrial television minimum coverage. We are uncertain when SubTel will publish the final version of the plan.

Employees
As of December 31, 2013, we, including our consolidated subsidiaries, had an aggregate of approximately 35,000 full-time equivalent employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.
Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 17 to our consolidated financial statements included in Part II of this Annual Report.

Available Information
All our filings with the U.S. Securities and Exchange Commission (SEC) as well as amendments to such filings are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertyglobal.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
Item 1A. RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company.
The risk factors described in this section have been separated into four groups:

•	risks that relate to the competition we face and the technology used in our businesses;

•	risks that relate to our operating in overseas markets and being subject to foreign regulation, including risks that relate to our redomiciliation in the U.K.;

•	risks that relate to certain financial matters; and

•	other risks, including risks that, among other things, relate to our capitalization and the obstacles faced by anyone who may seek to acquire us.
Although we describe below and elsewhere in this Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Factors Relating to Competition and Technology
We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, broadband internet, fixed-line telephony and mobile services in many of the regions in which we operate are highly competitive. In the provision of video services, we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL technology, FTTx networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we also face competition from over-the-top video content providers utilizing our or our competitors’ high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate, as well as mobile providers of voice and data. The incumbent telecommunications operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other operators using LLU to provide these services, other facilities-based operators and wireless providers. Developments in the DSL and other technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitors’ products and services and strengthened their competitive position. Developments in wireless technology, such as LTE (the next generation of ultra high-speed mobile data), are creating additional competitive challenges.
In some European markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTx networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there were no government involvement.

We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition could result in increased customer churn, reductions of customer acquisition rates for some services and significant price competition in most of our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase or, in certain cases, maintain the revenue, average monthly subscription revenue per average RGU (ARPU), RGUs, operating cash flows, operating cash flow margins and liquidity of our operating segments.
Changes in technology may limit the competitiveness of and demand for our services. Technology in the video, telecommunications and data services industries is changing rapidly, including advances in current technologies and the emergence of new technologies. New technologies, products and services may impact consumer behavior and therefore demand for our products and services. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services which we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue and operating cash flow.
Our property and equipment additions may not generate a positive return. The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTx and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed.
We depend almost exclusively on our relationships with third-party programming providers and broadcasters for programming content, and a failure to acquire a wide selection of popular programming on acceptable terms could adversely affect our business. The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. We generally do not produce our own content and we depend on our agreements, relationships and cooperation with public and private broadcasters and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay television services, including a sufficient selection of high-definition channels as well as non-linear content (such as video on demand and digital video recorder capability), on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we are frequently negotiating and renegotiating programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms or at all. We expect that programming and copyright costs will continue to rise in future periods as a result of, among other factors, higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and retransmission or copyright fees payable to public broadcasters.
If we are unable to obtain or retain attractively priced competitive content, demand for our existing and future television services could decrease, thereby limiting our ability to attract new customers, maintain existing customers and/or migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors, for example BT and BSkyB in the U.K., obtain exclusive programming rights, particularly with respect to popular sports and movie programming. In addition, “must carry” requirements may consume channel capacity otherwise available for more attractive programming.

We depend on third-party suppliers and licensors to supply necessary equipment, software and certain services required for our businesses. We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs are subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services, and accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our or our licensed intellectual property rights (such as trademarks, patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question.

Our businesses that offer mobile telephony and data services rely on the radio access networks of third-party wireless network providers to carry our mobile communications traffic. Our services to mobile customers rely on the use of MVNO arrangements in which we utilize the radio access networks of third-party wireless network providers to carry our mobile communications traffic. If any of our MVNO arrangements is terminated, or if the respective third-party wireless network provider fails to provide the services required under a MVNO arrangement, or if a third-party wireless network provider fails to deploy and maintain its network, and we are unable to find a replacement network operator on a timely and commercial basis or at all, we could be prevented from continuing the mobile services relying on such MVNO arrangement. Additionally, as our MVNO arrangements come to term, we may not be able to renegotiate renewal or replacement MVNO arrangements on the same or more favorable terms.
Failure in our technology or telecommunications systems or leakage of sensitive customer data could significantly disrupt our operations, which could reduce our customer base and result in lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power loss, malicious human acts and natural disasters. Moreover, despite security measures, our servers and systems are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive problems. Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered across all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data. Failure to comply with these data protection laws may result in, among other consequences, fines.
Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems or disruption in the transmission of signals over our networks or similar problems. Any disruptive problem that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operations. Further, sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner would adversely affect our reputation and result in a loss of customers and net revenue.
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

Factors Relating to Overseas Operations and Foreign Regulation
Our businesses are conducted almost exclusively outside of the United States, which gives rise to numerous operational risks. Our businesses operate almost exclusively in countries outside the United States and are thereby subject to the following inherent risks:

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences;

•	export and import restrictions, custom duties, tariffs and other trade barriers;

•	increases in taxes and governmental fees;

•	economic and political instability; and

•	changes in foreign and domestic laws and policies that govern operations of foreign-based companies.
Operational risks that we may experience in certain countries include disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest.
We are exposed to various foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2013, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.
In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2014, (1) less than 1% of our revenue, (2) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of share-based compensation expense) and (3) approximately 10% to 12% of our property and equipment additions will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile and Europe and (b) euros in Poland, the Czech Republic, Romania, Switzerland and Hungary. Our expectations with respect to our non-functional currency transactions in 2014 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, British pound sterling, Swiss franc, Hungarian forint and Polish zloty and the forward sale of the euro, British pound sterling, Swiss franc, Czech koruna, Hungarian forint, Polish zloty and Chilean peso, to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2013. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements included in Part II of this Annual Report.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency risk from a foreign currency translation perspective is to the euro and British pound sterling and, to a lesser extent, the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
Our businesses are subject to risks of adverse regulation by foreign governments. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities and, for telephony services, entrance into interconnection arrangements with other phone companies, including the incumbent phone company. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities or is subject to termination rights of customers. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, although there may be registration eligibility rules and regulations, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services to distribute their own services or resell our services to end customers. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
Adverse changes in rules and regulations could:

•	impair our ability to use our bandwidth in ways that would generate maximum revenue and operating cash flow;

•	create a shortage of capacity on our networks, which could limit the types and variety of services we seek to provide our customers;

•	strengthen our competitors by granting them access and lowering their costs to enter into our markets; and

•	have a significant adverse impact on our profitability.
Businesses, including ours, that offer multiple services, such as video distribution as well as internet and telephony, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities in several countries in which we operate. This is particularly the case with respect to any proposed business combinations, which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and have imposed access obligations in certain countries. This has resulted, for example, in obligations with respect to call termination for our telephony business in Europe, video “must carry” obligations in many markets in which we operate and video and broadband internet access obligations in Belgium.
When we acquire additional communications companies, these acquisitions may require the approval of governmental authorities (either at country or, in the case of the EU, European level), which can block, impose conditions on, or delay an acquisition, thus hampering our opportunities for growth. In the event conditions are imposed and we fail to meet them in a timely manner, the governmental authority may impose fines and, if in connection with a merger transaction, may require restorative measures, such as mandatory disposition of assets or divestiture of operations.
New legislation may significantly alter the regulatory regime applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate. Significant changes to the existing regulatory regime applicable to the provision of cable television, telephony and internet services have been and are still being introduced. For example, in the EU a large element of regulation affecting our business derives from a number of Directives that are the basis of the regulatory regime concerning many of the services we offer across the EU. The various Directives require Member States to harmonize their laws on communications and cover such issues as access, user rights, privacy and competition. These Directives are reviewed by the EU from time to time and any changes to them could lead to substantial changes in the way in which our businesses are regulated and to which we would have to adapt. In addition, we are subject to review by competition or national regulatory authorities in certain countries concerning whether we exhibit significant market power. A finding of significant market power can result in our company becoming subject to pricing, open access, unbundling and other requirements that could provide a more favorable operating environment for existing and potential competitors.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations, or that we will achieve the expected returns on our acquisitions. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets, such as the Virgin Media Acquisition completed in June 2013, and the recently announced Ziggo Offer. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as Virgin Media and Ziggo, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; integrating personnel, networks, financial systems and operational systems; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results and failure to achieve the business plan with respect to any such acquisition. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition, including, for example, the Virgin Media Acquisition and the recently announced Ziggo Offer.
In addition, we anticipate that most, if not all, companies acquired by us will be located outside the United States. Foreign companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by U.S. securities laws. While we intend to conduct appropriate due diligence and to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal controls over financial reporting until we have fully integrated them.
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
Under Section 7874 of the Code, we would be treated as a U.S. corporation for U.S. federal income tax purposes unless our “expanded affiliated group” is treated as having “substantial business activities” in the U.K. For this purpose, “expanded affiliated group” generally includes Virgin Media and its subsidiaries, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located and derived, respectively, in the U.K.
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
The expected tax benefits of the Virgin Media Acquisition may not be realized. There can be no assurance that all of the anticipated tax benefits of our redomiciliation in the U.K. as a result of the Virgin Media Acquisition will be achievable, particularly as the achievement of the benefits are, in many important respects, subject to factors that we do not control, including the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts and U.K. and U.S. taxing authorities. We believe that the Virgin Media Acquisition should improve our ability to maintain a competitive worldwide effective corporate tax rate. However, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we operate. Our actual effective tax rate may vary from our expectations and that variance may be material. The Virgin Media Acquisition may have resulted in certain of the combined companies’ subsidiaries to have undergone an “ownership change” for purposes under the tax laws for the jurisdictions in which those subsidiaries operate that may act to limit ability to utilize pre-transaction tax attributes, such as tax losses, in subsequent periods to offset income of those subsidiaries. Limitations imposed on the ability to use tax attributes could cause income taxes to be paid by these subsidiaries earlier than they otherwise would be paid if such limitations were not in effect and could cause such tax attributes to expire unused, in each case, reducing or eliminating the benefit of such tax attributes.
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

We may have exposure to additional tax liabilities. We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in the U.K., the U.S. and many other jurisdictions around the world. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities in many of the jurisdictions in which we operate. Although we believe that our tax estimates are reasonable, (1) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions, expense amounts for non-income based taxes and accruals and (2) any material differences could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.

We believe that as a result of our incorporation in the U.K. we have the ability to reduce our global tax liability because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow us to optimize our capital allocation and deploy efficient fiscal structures. However, we cannot provide any assurances as to what our tax liabilities will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions. Although substantially all of their revenue and operating income is generated outside the United States, a majority of our subsidiaries remain subject to potential current U.S. income tax due their being owned through U.S. corporations. Our worldwide effective tax rate is reduced under a provision in U.S. tax law that defers the imposition of U.S. tax on certain foreign active income until that income is repatriated to the United States. Any repatriation, through our U.S. ownership structure, of assets currently held by subsidiaries in foreign jurisdictions or recognition of income that fails to meet the U.S. tax requirements related to deferral of U.S. income tax, may result in a higher effective tax rate for our company. This includes what is typically referred to as “Subpart F Income,” which generally includes, but is not limited to, such items as interest, dividends, royalties, gains from the disposition of certain property, certain currency exchange gains in excess of currency exchange losses, and certain related party sales and services income. While the company may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations on claiming foreign tax credits or we may lack treaty protections in certain jurisdictions that will potentially limit any reduction of the increased effective tax rate.

We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the U.K., the U.S. and many other jurisdictions in which we have a presence. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. Also, various income tax proposals in the countries in which we operate, such as those relating to fundamental U.S. international tax reform and measures in response to the economic uncertainty in certain European jurisdictions in which we operate, could result in changes to the existing tax laws on which our deferred taxes are calculated. We are unable to predict whether any of these or other proposals will ultimately be enacted. Any such material changes could negatively impact our business.

Factors Relating to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 17 to our consolidated financial statements included in Part II of this Annual Report). As a result, we are highly leveraged. At December 31, 2013, our outstanding consolidated debt and capital lease obligations were $44.7 billion, of which $1,023.4 million is due over the next 12 months and $43.7 billion is due in 2014 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. As our debt maturities grow in later years, however, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions in 2012 and 2013 that, among other matters, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. For example, if the operating cash flow of our subsidiary, UPC Broadband Holding, were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. During 2013, we purchased $1,151.9 million (including direct acquisition costs) of Liberty Global Class A and Class C ordinary shares and LGI Series A and Series C common stock. Any cash used by our company in connection with any future purchases of our ordinary shares would not be available for other purposes, including the repayment of debt.
Certain of our subsidiaries are subject to various debt instruments that contain restrictions on how we finance our operations and operate our businesses, which could impede our ability to engage in beneficial transactions. Certain of our subsidiaries are subject to significant financial and operating restrictions contained in outstanding credit agreements, indentures and similar instruments of indebtedness. These restrictions will affect, and in some cases significantly limit or prohibit, among other things, the ability of those subsidiaries to:

•	incur or guarantee additional indebtedness;

•	pay dividends or make other upstream distributions;

•	make investments;

•	transfer, sell or dispose of certain assets, including subsidiary stock;

•	merge or consolidate with other entities;

•	engage in transactions with us or other affiliates; or

•	create liens on their assets.
As a result of restrictions contained in these credit facilities, the companies party thereto, and their subsidiaries, could be unable to obtain additional capital in the future to:

•	fund property and equipment additions or acquisitions that could improve their value;

•	meet their loan and capital commitments to their business affiliates;

•	invest in companies in which they would otherwise invest;

•	fund any operating losses or future development of their business affiliates;

•	obtain lower borrowing costs that are available from secured lenders or engage in advantageous transactions that monetize their assets; or

•	conduct other necessary or prudent corporate activities.
In addition, most of the credit agreements to which these subsidiaries are parties include financial covenants that require them to maintain certain financial ratios, including ratios of total debt to operating cash flow and operating cash flow to interest expense.

Their ability to meet these financial covenants may be affected by adverse economic, competitive, or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.
We are exposed to interest rate risks. Shifts in such rates may adversely affect the debt service obligation of our subsidiaries. We are exposed to the risk of fluctuations in interest rates, primarily through the credit facilities of certain of our subsidiaries, which are indexed to EURIBOR, LIBOR or other base rates. Although we enter into various derivative transactions to manage exposure to movements in interest rates, there can be no assurance that we will be able to continue to do so at a reasonable cost or at all. If we are unable to effectively manage our interest rate exposure through derivative transactions, any increase in market interest rates would increase our interest rate exposure and debt service obligations, which would exacerbate the risks associated with our leveraged capital structure.
We are subject to increasing operating costs and inflation risks which may adversely affect our earnings. While our operations attempt to increase our subscription rates to offset increases in programming and operating costs, there is no assurance that they will be able to do so. In certain countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. Also, our ability to increase subscription rates may be constrained by competitive pressures. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and net earnings (loss). We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.
Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations. The current macroeconomic environment is highly volatile, and continuing instability in global markets, including the ongoing struggles in Europe related to sovereign debt issues and the stability of the euro, has contributed to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, including the effectiveness of measures by the European Commission to address debt burdens of certain countries in Europe and the overall stability of the eurozone. As a result, we cannot predict how long challenging conditions will exist or the extent to which the markets in which we operate may deteriorate. Additional risks arising from the ongoing economic challenges in Europe are described below under We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows.
Unfavorable economic conditions may impact a significant number of our subscribers and, as a result, it may be (1) more difficult for us to attract new subscribers, (2) more likely that subscribers will downgrade or disconnect their services and (3) more difficult for us to maintain ARPUs at existing levels. Countries may also seek new or increased revenue sources due to fiscal deficits. Such actions may further adversely affect our company. Accordingly, our ability to increase, or, in certain cases, maintain, the revenue, ARPUs, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating segments could be adversely affected if the macroeconomic environment remains uncertain or declines further. We are currently unable to predict the extent of any of these potential adverse effects.
We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows. Our operations are subject to macroeconomic and political risks that are outside of our control. For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion or, in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.
We may not freely access the cash of our operating companies. Our operations are conducted through our subsidiaries. Our current sources of corporate liquidity include (1) our cash and cash equivalents and (2) interest and dividend income received on our cash and cash equivalents and investments. From time to time, we also receive (1) proceeds in the form of distributions or loan repayments from our subsidiaries or affiliates, (2) proceeds upon the disposition of investments and other assets and (3) proceeds in connection with the incurrence of debt or the issuance of equity securities. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject and in some cases our receipt of such payments or advances may be limited due to tax considerations or the presence of noncontrolling interests. Most of our operating subsidiaries are subject to credit agreements or indentures that restrict sales of assets and prohibit or limit the payment of dividends or the making of distributions, loans or advances to shareholders and partners, including us. In addition, because these subsidiaries are separate and distinct legal entities they have no obligation to provide us funds for payment obligations, whether by dividends, distributions, loans or other payments.
We are exposed to the risk of default by the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2013, our exposure to counterparty credit risk included (1) derivative assets with a fair value of $578.6 million, (2) cash and cash equivalent and restricted cash balances of $2,725.2 million and (3) aggregate undrawn debt facilities of $3,345.8 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. In this regard, (1) additional financial institution failures could reduce amounts available under committed credit facilities, adversely impact our ability to access cash deposited with any failed financial institution and cause a default under one or more derivative contracts, and (2) further deterioration in the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. In an insolvency of a derivative counterparty under the laws of certain jurisdictions, however, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set-off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set-off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.
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
We may not report net earnings. We reported losses from continuing operations of $882.0 million, $583.9 million and $801.5 million during 2013, 2012 and 2011, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or ever.

Other Factors
The loss of certain key personnel could harm our business. We have experienced employees at both the corporate and operational levels who possess substantial knowledge of our business and operations. We cannot assure you that we will be successful in retaining their services or that we would be successful in hiring and training suitable replacements without undue costs or delays. As a result, the loss of any of these key employees could cause significant disruptions in our business operations, which could materially adversely affect our results of operations.
John C. Malone has significant voting power with respect to corporate matters considered by our shareholders. John C. Malone beneficially owns outstanding ordinary shares of Liberty Global representing 27.5% of our aggregate voting power as of February 7, 2014. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our shareholders for approval. For example, under English law and our articles of association, certain matters (including amendments to the articles of association) require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution, and other certain corporate transactions or matters may require the approval of at least 75% of the outstanding shares of each class of our ordinary shares. Because Mr. Malone beneficially owns more than 25% of our aggregate voting power and more than 75% of the outstanding Class B ordinary shares, he has the ability to prevent the requisite approval threshold from being met even though the other shareholders may determine that such action or transaction is beneficial for the Company. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.
It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our articles of association and of English law may discourage, delay, or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

•
authorizing a capital structure with multiple series of ordinary shares: a Class B that entitles the holders to 10 votes per share; a Class A that entitles the holders to one vote per share; and a Class C that, except as otherwise required by applicable law, entitles the holder to no voting rights;

•
authorizing the issuance of “blank check” shares (both ordinary and preferred), which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•
classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors, although under English law, shareholders of our company can remove a director without cause by ordinary resolution;

•	prohibiting shareholder action by written resolution, thereby requiring all shareholder actions to be taken at a meeting of the shareholders;

•	requiring the approval of 75% in value of the shareholders (or class of shareholders) and/or English court approval for certain statutory mergers or schemes of arrangements; and

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings.
Change in control provisions in our incentive plan and related award agreements may also discourage, delay, or prevent a change in control of our company, even if such change of control would be in the best interests of our shareholders.
The enforcement of civil liabilities against us may be more difficult. Because we are a public limited company incorporated under the laws of England and Wales, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would currently be the case for U.S. judgments obtained against a U.S. company. It may also be more difficult (or impossible) to bring some types of claims against us in courts sitting in England than it would be to bring similar claims against a U.S. company in a U.S. court. In particular, English law significantly limits the circumstances under which shareholders of English companies may bring derivative actions. Under English law generally, only the Company can be the proper plaintiff in proceedings in respect of wrongful acts committed against us. Our articles of association provide for the exclusive jurisdiction of the English courts for shareholder lawsuits against us or our directors.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
During 2013, we leased our corporate offices in London, U.K., in Englewood, Colorado and in Amsterdam, the Netherlands. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.
Our subsidiaries and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headend facilities, rights of way, cable television and telecommunications distribution equipment, telecommunications switches and customer premises equipment and other property necessary for their operations. The physical components of their broadband networks require maintenance and periodic upgrades to support the new services and products they introduce. Subject to these maintenance and upgrade activities, our management believes that our current facilities are suitable and adequate for our business operations for the foreseeable future.
Item 3.    LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 16 to our consolidated financial statements in Part II of this Annual Report.
Item 4.     MINE SAFTEY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

The capitalized terms used in Part II of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

Market Information

We have three classes of ordinary shares, Liberty Global Class A, Class B and Class C, that trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of Liberty Global Class A, Class B and Class C ordinary shares for the periods indicated. For periods prior to the June 7, 2013 completion of the Virgin Media Acquisition, amounts represent market prices for shares of LGI Series A, Series B, and Series C common stock.

	Class/Series A		Class/Series B		Class/Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2013
First quarter	$73.47	$62.71	$71.50	$63.52	$68.71	$57.66
Second quarter	$79.11	$68.83	$77.06	$71.00	$73.85	$64.42
Third quarter	$82.50	$72.62	$81.73	$74.59	$78.53	$67.94
Fourth quarter	$89.47	$74.71	$88.70	$77.28	$84.81	$71.00

Year ended December 31, 2012
First quarter	$52.00	$41.11	$51.46	$41.10	$49.80	$39.98
Second quarter	$51.25	$44.87	$51.02	$45.96	$49.20	$43.24
Third quarter	$61.00	$48.49	$59.45	$48.28	$56.87	$46.16
Fourth quarter	$63.94	$54.05	$63.05	$55.56	$59.69	$50.63

Holders

As of February 7, 2014, there were 354, 41 and 347 record holders of Liberty Global Class A, Class B and Class C ordinary shares, respectively (which amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder).

Dividends

We have not paid any cash dividends on Liberty Global Class A, Class B and Class C ordinary shares, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations including applicable laws in England and Wales. Except as noted below, there are currently no contractual restrictions on our ability to pay dividends in cash or shares. The credit facilities to which certain of our subsidiaries are parties restrict our ability to access their cash for, among other things, our payment of cash dividends.

For information regarding a share dividend that was declared by our board of directors subsequent to December 31, 2013, see note 19 to our consolidated financial statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2013:

Period	Total number of shares purchased		Average price paid per share (a)		Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2013 through October 31, 2013	Class A:	751,346	Class A:	$77.40	Class A:	751,346	(b)
	Class C:	842,800	Class C:	$75.11	Class C:	842,800	(b)

November 1, 2013 through November 30, 2013	Class A:	191,921	Class A:	$79.08	Class A:	191,921	(b)
	Class C:	959,700	Class C:	$76.52	Class C:	959,700	(b)

December 1, 2013 through December 31, 2013	Class A:	—	Class A:	$—	Class A:	—	(b)
	Class C:	915,200	Class C:	$81.22	Class C:	915,200	(b)

Total — October 1, 2013 through December 31, 2013	Class A:	943,267	Class A:	$77.74	Class A:	943,267	(b)
	Class C:	2,717,700	Class C:	$77.67	Class C:	2,717,700	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)
As of December 31, 2013, the remaining amount authorized for share repurchases was $2,522.1 million. For additional information, see note 11 to our consolidated financial statements. Subsequent to December 31, 2013, our board of directors increased the amount authorized under our current repurchase program by $1.0 billion. We currently intend to complete this repurchase program by the end of 2015.

Stock Performance Graph
The following graph compares the change from January 1, 2009 to December 31, 2013 in the cumulative total shareholder return on our Class/Series A shares, our Class/Series B shares, our Class/Series C shares, the NASDAQ Telecommunications Index, Nasdaq US Benchmark TR Index, the NASDAQ Composite Index and the ICB 6500 Telecommunications (Supersector) (assuming reinvestment of dividends, as applicable). The graph assumes that $100 was invested on January 1, 2009.

$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
Class/Series A
Class/Series B
Class/Series C
Nasdaq Telecom (CRSP)
Nasdaq Composite (CRSP)
Nasdaq Telecom (New)
Nasdaq Composite (New)

	As of December 31,
	2009	2010	2011	2012	2013

Liberty Global Class A (a)	$137.50	$222.24	$257.73	$395.48	$559.05
Liberty Global Class B (a)	$138.75	$226.30	$259.80	$396.97	$557.90
Liberty Global Class C (a)	$144.01	$223.25	$260.34	$387.02	$555.47
NASDAQ Telecommunications Index (CRSP)	$149.95	$193.61	$204.74	$276.61	$401.34
NASDAQ Composite Index (CRSP)	$143.74	$170.17	$171.08	$202.40	$281.91
ICB 6500 Telecommunications (Supersector) (New)	$110.92	$132.29	$141.18	$168.43	$191.00
Nasdaq US Benchmark TR Index (New)	$129.26	$151.94	$152.42	$177.46	$236.88
_______________

(a)	Prior to the June 7, 2013 completion of the Virgin Media Acquisition, amounts represent market prices for LGI Series A, Series B, and Series C common stock.

As a result of a change in the total return data made available to us through our vendor provider, our performance graphs going forward will be using a comparable index provided by NASDAQ OMX Global Indexes. Information for the Nasdaq Telecommunications Index and the Nasdaq Composite Index is provided through December 31, 2013, the last day this data was available by our third-party index provider.

Item 6.    SELECTED FINANCIAL DATA

The following tables present selected historical financial information of Liberty Global and its consolidated subsidiaries. The following selected financial data was derived from our consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. This information is only a summary and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2013	2012	2011	2010	2009
	in millions
Summary Balance Sheet Data (a):
Property and equipment, net	$23,974.9	$13,437.6	$12,868.4	$11,112.3	$12,010.7
Goodwill	$23,748.8	$13,877.6	$13,289.3	$11,734.7	$13,353.8
Total assets	$67,714.3	$38,307.7	$36,409.2	$33,328.8	$39,899.9
Debt and capital lease obligations, including current portion	$44,704.3	$27,524.5	$24,757.9	$22,462.6	$25,852.6
Total equity	$11,541.5	$2,085.1	$2,931.4	$3,457.7	$6,497.1

	Year ended December 31,
	2013	2012	2011	2010	2009
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue	$14,474.2	$9,930.8	$9,118.3	$7,995.2	$6,944.3
Operating income	$2,012.1	$1,983.1	$1,822.9	$1,443.9	$919.6
Loss from continuing operations (b)	$(882.0)	$(583.9)	$(801.5)	$(977.3)	$(255.2)
Loss from continuing operations attributable to Liberty Global shareholders	$(937.6)	$(623.7)	$(841.0)	$(889.8)	$(80.6)
Basic and diluted loss from continuing operations attributable to Liberty Global shareholders per share — Class A, Class B and Class C ordinary shares	$(2.79)	$(2.33)	$(3.19)	$(3.87)	$(0.95)
 ___________________

(a)
We acquired Virgin Media on June 7, 2013, OneLink on November 8, 2012, KBW on December 15, 2011, Aster on September 16, 2011 and Unitymedia KabelBW on January 28, 2010. On October 28, 2013, we entered into the Chellomedia Transaction, which was completed on January 31, 2014. We sold Austar on May 23, 2012 and the J:COM Disposal Group on February 18, 2010. Accordingly, our summary statement of operations data presents the Chellomedia Disposal Group, Austar, the J:COM Disposal Group and a less significant entity as discontinued operations during the applicable periods. We also completed a number of less significant acquisitions during the years presented. For information regarding our acquisitions and dispositions during the past three years, see notes 3 and 4 to our consolidated financial statements.

(b)	Includes earnings from continuing operations attributable to noncontrolling interests of $55.6 million, $39.8 million, $39.5 million, $87.5 million and $174.6 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2013, 2012 and 2011.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of December 31, 2013.

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services with consolidated operations at December 31, 2013 in 14 countries. Through Virgin Media, Unitymedia KabelBW and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K., Germany and Belgium, respectively. Through UPC Holding, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in three European countries. The operations of UPC Holding, Virgin Media, Unitymedia KabelBW and Telenet are collectively referred to herein as the “European Operations Division.” Our broadband communications operations in Chile are provided through VTR GlobalCom. Through VTR Wireless, we also offer mobile services in Chile. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as the “VTR Group.” For information regarding strategic changes that we have implemented with regard to the mobile operations of VTR Wireless, see note 8 to our consolidated financial statements. Our operations also include the broadband communications operations of Liberty Puerto Rico, an entity in which we hold a 60% ownership interest.

As further described in note 19 to our consolidated financial statements, VTR Finance and certain of its subsidiaries (including VTR GlobalCom) was extracted from the UPC Holding borrowing group and combined with VTR Wireless to form a new borrowing group in January 2014. In addition, we are currently exploring opportunities with respect to our Latin American operations (which include the VTR Group and Liberty Puerto Rico), including a possible spin-off of those operations to our shareholders.

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

We have launched “Horizon TV” in the Netherlands, Switzerland, Ireland and Germany. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. We intend to (i) expand the availability of Horizon TV to other markets within our footprint and (ii) continue to improve the Horizon TV user experience with new functionality and software updates.
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

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet via cable modems connected to their personal computers at various download speeds ranging up to 250 Mbps (500 Mbps in a limited area), depending on the market and the tier of service selected. We determine pricing for each tier of broadband internet service through analysis of speed, data limits, market conditions and other factors.

We offer fixed-line telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition, we offer mobile services using third-party networks in the U.K., Belgium, Germany, Chile and, to a lesser extent, Poland, Hungary and the Netherlands.

We have completed a number of transactions that impact the comparability of our 2013, 2012 and 2011 results of operations. The most significant of these transactions were the Virgin Media Acquisition on June 7, 2013, the Puerto Rico Transaction on November 8, 2012, the KBW Acquisition on December 15, 2011, the Aster Acquisition on September 16, 2011 and the Unitymedia Acquisition on January 28, 2010. We also completed a number of less significant acquisitions during 2013, 2012 and 2011.

On January 31, 2014, we completed the Chellomedia Transaction and in May 2012, we completed the sale of Austar. We have accounted for the Chellomedia Disposal Group and Austar as discontinued operations in our consolidated financial statements. Accordingly, our consolidated balance sheet as of December 31, 2013 has been reclassified to present the Chellomedia Disposal Group as a discontinued operation and our consolidated statements of operations and cash flows have been reclassified to present the Chellomedia Disposal Group and Austar as discontinued operations for all applicable periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our completed acquisitions and dispositions, see notes 3 and 4 to our consolidated financial statements.

From a strategic perspective, we are seeking to build broadband communications, mobile and DTH businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 17 to our consolidated financial statements) and free cash flow (as defined below under Liquidity and Capital Resources — Free Cash Flow). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At December 31, 2013, our continuing operations owned and operated networks that passed 47,239,800 homes and served 48,267,800 RGUs, consisting of 21,787,600 video subscribers, 14,365,000 broadband internet subscribers and 12,115,200 fixed-line telephony subscribers. In addition, at December 31, 2013, we served 4,078,700 mobile subscribers. In connection with the Virgin Media Acquisition, we began excluding, effective April 1, 2013, our DSL internet RGUs and DSL telephony RGUs in Austria from our RGU counts, consistent with how we are treating similar DSL subscribers within our U.K. segment. This adjustment reduced our customer relationships by 85,000 and our broadband internet and telephony RGUs by 80,000 and 58,000, respectively.

Including the effects of acquisitions, our continuing operations added a total of 13,587,300 RGUs during 2013. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, our continuing operations added 1,294,300 RGUs on an organic basis during 2013. The organic RGU growth during 2013 is attributable to the growth of our (i) broadband internet services, which added 866,800 RGUs, (ii) fixed-line telephony services, which added 718,400 RGUs, (iii) digital cable services, which added 460,400 RGUs, and (iv) DTH video services, which added 68,500 RGUs. The growth of our broadband internet, fixed-line telephony, digital cable and DTH video services was partially offset by a decline in our analog cable RGUs of 812,200 and a less significant decline in our multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from (i) incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node (referred to herein as FTTx) and advanced DSL technologies), (ii) DTH operators and/or (iii) other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in total subscription revenue and overall revenue in the Netherlands during the fourth quarter of 2013, as compared to the fourth quarter of 2012;

(ii)	organic declines in subscription revenue from video and fixed-line telephony services in the Netherlands during the fourth quarter of 2013, as compared to the fourth quarter of 2012;

(iii)	organic declines in subscription revenue from fixed-line telephony services in Belgium during the fourth quarter of 2013, as compared to the third quarter of 2013;

(iv)
organic declines in (a) video RGUs in Germany, Switzerland, the Netherlands, Belgium and the several of our other markets and (b) fixed-line telephony RGUs in the U.K. and Chile during the fourth quarter of 2013;

(v)
organic declines in ARPU from (a) video services in Chile and several of our other markets, (b) broadband internet services in the Netherlands and several of our other markets and (c) telephony services in Belgium, Switzerland, the Netherlands, Germany and most of our other markets during the fourth quarter of 2013, as compared to the fourth quarter of 2012; and

(vi)	organic declines in overall ARPU in the Netherlands, Belgium and most of our other markets during the fourth quarter of 2013, as compared to the fourth quarter of 2012.

In addition to competition, our operations are subject to macroeconomic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and certain European countries (including Ireland and Hungary), combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion, or in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products and, accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.

The video, broadband internet and fixed-line telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies such as FTTx and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed. For information regarding our property and equipment additions, see Liquidity and Capital Resources — Consolidated Statements of Cash Flows below.

Based on our most recent financial plan, which excludes the Chellomedia Disposal Group and Ziggo, we expect to continue to generate organic growth in our consolidated revenue and operating cash flow over the next few years. We expect this growth to come primarily from (i) organic increases in our broadband internet, fixed-line telephony and digital cable RGUs, primarily driven by growth in our operations in Germany, the U.K. and other markets, as we expect that our analog cable RGUs will decline and that our overall ARPU will remain relatively unchanged during this timeframe, and (ii) growth in B2B services. In addition, we currently expect that the continued expansion of our mobile service offerings will positively impact (i) our revenue and, towards the end of this timeframe, our operating cash flow growth and (ii) our subscriber retention rates. Additionally, we plan to continue to improve our competitive position through (i) the development and launch of new technology initiatives, including further planned launches of our Horizon TV platform, and (ii) upgrades to our network capacity in Germany, the Netherlands, Switzerland, Belgium and other markets. For information regarding our property and equipment additions, including our 2014 expectations for the European Operations Division and the VTR Group, see Liquidity and Capital Resources — Consolidated Statements of Cash Flows below. Our expectations with respect to the items discussed in this paragraph are subject to competitive, economic, technological, political and regulatory developments and other factors outside of our control. Accordingly, no assurance can be given that actual results in future periods will not differ materially from our expectations.

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

Results of Operations

As noted under Overview above, the comparability of our operating results during 2013, 2012 and 2011 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the year ended December 31, 2013 was to the euro and British pound sterling as 41.6% and 37.3% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services, and certain of our reportable segments provide mobile services. For detailed information regarding the composition of our reportable segments, see note 17 to our consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable share-based compensation expense, as further discussed in note 17 to our consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for (i) 2013, as compared to 2012, and (ii) 2012, as compared to 2011. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2013, 2012 and 2011 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for broadband communications and mobile services, revenue earned from B2B services, interconnect fees, installation fees, channel carriage fees, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 17 to our consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

The rates charged for certain video services offered by our broadband communications operations in some European countries and in Chile are subject to oversight and control, either before or after the fact, based on competition law or general pricing regulations.  Additionally, in Chile, our ability to bundle or discount our broadband communications and mobile services is subject to certain limitations, and in Europe, our ability to bundle or discount our services may be constrained if we are held to be dominant with respect to any product we offer.  The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are also subject to regulatory oversight in many of our markets. Adverse outcomes from rate regulation or other regulatory initiatives could have a significant negative impact on our ability to maintain or increase our revenue. For information concerning the potential impact of adverse regulatory developments in Belgium and the Netherlands, see note 16 to our consolidated financial statements.

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, value-added tax rates have increased in certain of the countries in which we operate over the past few years.

Revenue of our Reportable Segments

Revenue — 2013 compared to 2012

	Year ended December 31,		Increase		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$3,653.7	$—	$3,653.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	2,559.2	2,311.0	248.2	10.7	7.2
Belgium (Telenet)	2,185.9	1,918.0	267.9	14.0	10.3
The Netherlands	1,242.4	1,229.1	13.3	1.1	(2.2)
Switzerland	1,332.1	1,259.8	72.3	5.7	4.4
Other Western Europe	898.7	848.4	50.3	5.9	2.6
Total Western Europe	11,872.0	7,566.3	4,305.7	56.9	5.6
Central and Eastern Europe	1,141.2	1,115.7	25.5	2.3	—
Central and other	130.4	117.0	13.4	11.5	8.0
Total European Operations Division	13,143.6	8,799.0	4,344.6	49.4	4.9
Chile (VTR Group)	991.6	940.6	51.0	5.4	7.4
Corporate and other	374.3	224.1	150.2	67.0	0.6
Intersegment eliminations	(35.3)	(32.9)	(2.4)	N.M.	N.M.
Total	$14,474.2	$9,930.8	$4,543.4	45.8	5.1
_______________

(a)	The amount presented for 2013 reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through December 31, 2013.

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

U.K. (Virgin Media). The increase in Virgin Media’s revenue during 2013, as compared to 2012, is entirely attributable to the June 7, 2013 Virgin Media Acquisition. During the six months ended December 31, 2013, Virgin Media generated revenue of $3,267.9 million, representing a 1.2% organic increase over the revenue reported by Virgin Media during the corresponding 2012 period, as adjusted to reflect a pro forma $64.6 million decrease in revenue associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts effective June 7, 2012. For information regarding our accounting policy for these fees, see note 2 to our consolidated financial statements. The pro forma increase in Virgin Media’s revenue during this period is primarily attributable to growth in the subscription revenue from Virgin Media’s residential broadband communications operations, due primarily to the net effect of (i) an increase in subscription revenue from video services of $55.0 million or 7.6%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of RGUs, (ii) an increase in subscription revenue from broadband internet services of $48.2 million or 7.4%, attributable to higher ARPU from broadband internet services and the impact of an increase in the average number of broadband internet RGUs and (iii) a decrease in subscription revenue from fixed-line telephony services of $23.1 million or 2.9%, primarily attributable to lower ARPU from fixed-line telephony services. In addition, the decrease in subscription revenue from fixed-line telephony services includes an increase of approximately $11.3 million attributable to the net non-operational and operational impact of a new product proposition that was initiated by Virgin Media in August 2012.  This positive net impact is not expected to contribute materially to Virgin Media’s revenue growth in periods subsequent to the August 2013 anniversary date of the new product proposition. Virgin Media’s revenue from mobile services increased slightly during the six months ended December 31, 2013, as compared to the revenue reported by Virgin Media during the corresponding 2012 period, primarily due to the positive impacts of (i) an increase in the number of customers taking postpaid mobile services and (ii) a July

2013 price increase that were only partially offset by the adverse impacts of (a) a decline in the revenue from prepaid mobile customers, (b) a reduction in out-of-bundle usage and (c) a higher proportion of customers on lower-priced subscriber identification module or “SIM” card only calling plans. In addition, the increase in mobile subscription revenue was negatively impacted by a favorable nonrecurring adjustment of $4.5 million that was recorded during the fourth quarter of 2012. Virgin Media’s B2B revenue increased slightly during the six months ended December 31, 2013, due primarily to the net effect of (i) higher recurring contractual revenue from B2B customers and (ii) the $9.4 million negative impact of nonrecurring items, consisting of (a) a $6.2 million net favorable impact in 2012 and (b) a $3.2 million unfavorable impact in 2013.

Germany (Unitymedia KabelBW). The increase in Unitymedia KabelBW’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $166.0 million or 7.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$125.7	$—	$125.7
ARPU (d)	64.8	—	64.8
Total increase in cable subscription revenue	190.5	—	190.5
Increase in mobile subscription revenue (e)	6.5	—	6.5
Total increase in subscription revenue	197.0	—	197.0
Increase in B2B revenue	—	2.9	2.9
Decrease in other non-subscription revenue (f)	—	(33.9)	(33.9)
Total organic increase (decrease)	197.0	(31.0)	166.0
Impact of FX	74.2	8.0	82.2
Total	$271.2	$(23.0)	$248.2
_______________

(a)
Unitymedia KabelBW’s subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Unitymedia KabelBW’s video subscribers. Unitymedia KabelBW’s bulk agreements are, to a significant extent, medium- and long-term contracts, although bulk agreements related to approximately 16% of the video subscribers that Unitymedia KabelBW serves through these agreements expire by the end of 2015. During 2013, Unitymedia KabelBW’s 20 largest bulk agreement accounts generated approximately 7% of its total revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and fixed-line telephony services). No assurance can be given that Unitymedia KabelBW’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to the FCO in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to the Remedy HA Agreements. The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. At December 31, 2013, approximately 14% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) as of December 31, 2013 accounted for less than 1% of Unitymedia KabelBW’s total revenue during the three months ended December 31, 2013. During the third quarter of 2013, the Düsseldorf Court of Appeal decided to overturn the FCO’s decision to clear our acquisition of KBW. For additional information, see note 16 to our consolidated financial statements.

(b)
Unitymedia KabelBW’s other non-subscription revenue includes fees received for the carriage of certain channels included in Unitymedia KabelBW’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2014 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Unitymedia KabelBW’s total revenue during the three months ended December 31, 2013.  In 2012, public broadcasters sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. While we are seeking to negotiate with the public broadcasters to reach acceptable agreements, we have rejected the termination notices and filed lawsuits for payment of carriage fees against the public broadcasters. Until such time as we resolve these disputes or obtain favorable outcomes in our lawsuits, we don’t believe we meet the criteria to recognize the impacted revenue for 2013 and future periods. The aggregate amount of revenue related to these public broadcasters was $8.1 million or 1% of Unitymedia KabelBW’s total revenue during the three months ended December 31, 2012. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to the broadcasters.  In this regard, we are currently in negotiations with certain of the larger private broadcasters and we expect to reach agreements that are acceptable to all parties, although no assurance can be given that any of our agreements with broadcasters will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Unitymedia KabelBW receives for each channel is limited by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increase in Unitymedia KabelBW’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Unitymedia KabelBW’s average number of analog cable RGUs led to a decline in the average number of Unitymedia KabelBW’s total video RGUs during 2013, as compared to 2012.

(d)
The increase in Unitymedia KabelBW’s cable subscription revenue related to a change in ARPU is due to (i) a net increase resulting primarily from the following factors: (a) higher ARPU from broadband internet services and digital cable services, (b) lower ARPU from fixed-line telephony services due to the net impact of (1) a decrease in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (2) an increase in ARPU associated with the migration of customers to fixed-rate plans and related value-added services, (c) higher ARPU due to lower negative impacts from free bundled services provided to new subscribers during promotional periods and (d) higher ARPU from analog cable services, as price increases more than offset lower ARPU due to a higher proportion of subscribers receiving discounted analog cable services through bulk agreements and (ii) an improvement in RGU mix attributable to a higher proportion of fixed-line telephony and broadband internet RGUs.

(e)
The increase in Unitymedia KabelBW’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the average number of mobile subscribers, (ii) a reduction in billable usage and (iii) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services.

(f)
The decrease in Unitymedia KabelBW’s other non-subscription revenue is primarily attributable to the net effect of (i) a decrease in carriage fee revenue as described above, (ii) an increase in installation revenue, due to a higher number of installations and increases in the average installation fee, and (iii) a decrease in interconnect revenue. We expect that our interconnect revenue in Germany in 2014 will be adversely impacted by a November 2013 decrease in fixed-telephony termination rates. We believe that most of this adverse impact will be offset by corresponding decreases in Germany's interconnect expense.

Belgium (Telenet). The increase in Telenet’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $198.4 million or 10.3% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$39.9	$—	$39.9
ARPU (b)	(15.2)	—	(15.2)
Total increase in cable subscription revenue	24.7	—	24.7
Increase in mobile subscription revenue (c)	114.9	—	114.9
Total increase in subscription revenue	139.6	—	139.6
Decrease in B2B revenue (d)	—	(2.7)	(2.7)
Increase in other non-subscription revenue (e)	—	61.5	61.5
Total organic increase	139.6	58.8	198.4
Impact of FX	59.1	10.4	69.5
Total	$198.7	$69.2	$267.9

_______________

(a)
The increase in Telenet’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of digital cable, fixed-line telephony and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of Telenet’s total video RGUs during 2013, as compared to 2012.

(b)
The decrease in Telenet’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) a net decrease resulting primarily from following factors: (a) higher ARPU due to price increases associated with (1) higher-priced tiers of service in our bundles and (2) February 2013 increases for certain existing broadband internet, fixed-line telephony and digital cable services, (b) lower ARPU due to the impacts of higher bundling and promotional discounts, (c) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of broadband internet services and (d) lower ARPU from fixed-line telephony services due to (I) lower fixed-line telephony call volume for customers on usage-based plans and (II) a higher proportion of customers migrating to fixed-rate calling plans and (ii) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs. In addition, the increase in Telenet’s subscription revenue was offset by a nonrecurring adjustment recorded during the fourth quarter of 2012 to recognize $6.0 million of revenue following the implementation of billing system improvements. Most of this nonrecurring adjustment relates to revenue earned in years prior to 2012.

(c)	The increase in Telenet’s mobile subscription revenue is due primarily to an increase in the average number of mobile subscribers.

(d)
The decrease in Telenet’s B2B revenue is attributable to a net decrease associated with (i) a $7.7 million negative impact associated with changes in how Telenet recognizes certain up-front fees and (ii) increases in other elements of Telenet’s B2B revenue.

(e)
The increase in Telenet’s other non-subscription revenue is due primarily to the net effect of (i) an increase in interconnect revenue of $59.1 million, primarily associated with growth in mobile services, (ii) an increase in mobile handset sales of $12.8 million and (iii) a decrease of $2.4 million associated with a change in how Telenet recognizes certain up-front fees. The increase in Telenet’s mobile handset sales, which typically generate relatively low margins, is due primarily to (a) an increase in contract termination fees applicable to subsidized handsets and (b) an increase in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 16 to our consolidated financial statements.

The Netherlands. The increase in the Netherlands’ revenue during 2013, as compared to 2012, includes (i) an organic decrease of $26.7 million or 2.2%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$2.9	$—	$2.9
ARPU (b)	(26.6)	—	(26.6)
Total decrease in cable subscription revenue	(23.7)	—	(23.7)
Increase in mobile subscription revenue	0.1	—	0.1
Total decrease in subscription revenue	(23.6)	—	(23.6)
Decrease in B2B revenue (c)	—	(4.5)	(4.5)
Increase in other non-subscription revenue (d)	—	1.4	1.4
Total organic decrease	(23.6)	(3.1)	(26.7)
Impact of an acquisition	0.6	—	0.6
Impact of FX	36.0	3.4	39.4
Total	$13.0	$0.3	$13.3

_______________

(a)
The increase in the Netherlands’ cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) increases in the average numbers of fixed-line telephony, broadband internet and digital cable RGUs and (ii) a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of the Netherlands’ total video RGUs during 2013, as compared to 2012.

(b)
The decrease in the Netherlands’ cable subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease resulting primarily from the following factors: (a) lower ARPU due to a decrease in fixed-line telephony call volume and (b) lower ARPU due to the impact of higher bundling and promotional discounts that more than offset the positive impacts of (1) the inclusion of higher-priced tiers of digital cable, broadband internet and fixed-line telephony services in our promotional bundles and (2) July 2012 price increases for bundled services and a January 2013 price increase for certain analog cable services and (ii) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs.

(c)	The decrease in the Netherlands’ B2B revenue is primarily related to lower revenue from telephony and data services.

(d)
The increase in the Netherlands’ other non-subscription revenue is primarily attributable to the net effect of (i) an increase in installation revenue, (ii) a decrease in interconnect revenue, due primarily to the impact of reductions in fixed termination rates that became effective on August 1, 2012 and September 1, 2013, and (iii) a decrease in revenue from late fees.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 16 to our consolidated financial statements.

Switzerland. The increase in Switzerland’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $55.4 million or 4.4%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$30.4	$—	$30.4
ARPU (b)	21.0	—	21.0
Total increase in cable subscription revenue	51.4	—	51.4
Decrease in B2B revenue	—	(1.9)	(1.9)
Increase in other non-subscription revenue (c)	—	5.9	5.9
Total organic increase	51.4	4.0	55.4
Impact of acquisitions	2.3	(1.0)	1.3
Impact of FX	13.1	2.5	15.6
Total	$66.8	$5.5	$72.3
_______________

(a)
The increase in Switzerland’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs led to a decline in the average number of Switzerland’s total video RGUs during 2013, as compared to 2012.

(b)
The increase in Switzerland’s cable subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs, and (ii) a net increase resulting primarily from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of broadband internet services and, to a lesser extent, digital cable services in our promotional bundles, (b) lower ARPU due to the impact of bundling discounts, (c) higher ARPU due to a January 2013 price increase for a basic cable connection, as discussed below, and, to a lesser extent, a June 2013 price increase for broadband internet services and (d) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans.

(c)
The increase in Switzerland’s other non-subscription revenue is primarily attributable to the net effect of (i) an increase in installation revenue of $8.4 million, (ii) a decrease in sales of customer premises equipment, primarily due to the unencryption described below, (iii) a decline in revenue from usage-based wholesale residential fixed-line telephony services and (iv) an increase in advertising revenue. The increase in installation revenue includes an increase of $7.1 million associated with a change in how we recognize installation revenue in Switzerland as a result of a change in how we market and deliver services upon the November 2012 unencryption of the basic tier of digital television channels, as further described below.

In October 2012, we announced an agreement with the Swiss Price Regulator pursuant to which we will make certain changes to Switzerland’s service offerings in exchange for progressive increases in the price of Switzerland’s basic cable connection. In this regard, (i) effective November 1, 2012, we began offering a basic tier of digital television channels on an unencrypted basis in our Switzerland footprint and (ii) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, we made available, at no additional monthly charge, a 2.0 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the monthly price for a cable connection increased by CHF 0.90 ($1.01) effective January 1, 2013 and a further increase of CHF 0.60 ($0.68) took effect on January 1, 2014.

Other Western Europe. The increase in Other Western Europe’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $21.9 million or 2.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in (a):
Average number of RGUs (b)	$43.2	$—	$43.2
ARPU (c)	(19.4)	—	(19.4)
Total increase in cable subscription revenue	23.8	—	23.8
Decrease in B2B revenue	—	(0.8)	(0.8)
Decrease in other non-subscription revenue (a) (d)	—	(1.1)	(1.1)
Total organic increase (decrease)	23.8	(1.9)	21.9
Impact of FX	24.1	4.3	28.4
Total	$47.9	$2.4	$50.3
_______________

(a)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other non-subscription revenue for all periods presented.

(b)
The increase in Other Western Europe’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by a decline in the average number of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to a decline in the average number of total video RGUs in each of Ireland and Austria during 2013, as compared to 2012.

(c)
The decrease in Other Western Europe’s cable subscription revenue related to a change in ARPU is attributable to a decrease in ARPU in each of Ireland and Austria. Other Western Europe’s overall ARPU was impacted by an adverse change in RGU mix, primarily attributable to a lower proportion of digital cable RGUs in Ireland. The lower ARPU in Ireland is also due to the net effect of (i) lower ARPU due to the impact of bundling discounts and (ii) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles. The decrease in Austria’s ARPU is primarily due to the net effect of (a) lower ARPU due to the impact of bundling discounts, (b) higher ARPU due to January 2013 price increases for digital and analog cable and broadband internet services and (c) lower ARPU due to a higher proportion of subscribers receiving lower-priced tiers of broadband internet services in our promotional bundles.

(d)	The decrease in Other Western Europe’s non-subscription revenue is due to individually insignificant changes in various non-subscription revenue categories.

Central and Eastern Europe. The increase in Central and Eastern Europe’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $0.2 million, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$26.1	$—	$26.1
ARPU (b)	(28.0)	—	(28.0)
Total decrease in cable subscription revenue	(1.9)	—	(1.9)
Decrease in mobile subscription revenue	(0.4)	—	(0.4)
Total decrease in subscription revenue	(2.3)	—	(2.3)
Increase in non-subscription revenue (c)	—	2.5	2.5
Total organic increase (decrease)	(2.3)	2.5	0.2
Impact of an acquisition	3.1	0.1	3.2
Impact of FX	20.1	2.0	22.1
Total	$20.9	$4.6	$25.5
_______________

(a)
The increase in Central and Eastern Europe’s cable subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, fixed-line telephony and broadband internet RGUs in Poland, Romania, Hungary and Slovakia that were only partially offset by a decline in the average numbers of (i) analog cable RGUs in each country within our Central and Eastern Europe segment and (ii) digital cable, fixed-line telephony and broadband internet RGUs in the Czech Republic. As a result of the declines in analog cable RGUs, each country within our Central and Eastern Europe segment experienced a decline in the average number of total video RGUs during 2013, as compared to 2012.

(b)
The decrease in Central and Eastern Europe’s cable subscription revenue related to a change in ARPU is primarily due to the net effect of (i) lower ARPU due to the impact of higher bundling discounts, (ii) higher ARPU due to the inclusion of higher-priced tiers of digital cable and broadband internet services in our promotional bundles, (iii) lower ARPU from incremental digital cable services and (iv) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by an improvement in RGU mix, primarily attributable to higher proportions of digital cable and, to a lesser extent, broadband internet RGUs.

(c)	The increase in Central and Eastern Europe’s non-subscription revenue is due to individually insignificant changes in various non-subscription revenue categories.

Chile (VTR Group). The increase in the VTR Group’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $69.7 million or 7.4% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$45.4	$—	$45.4
ARPU (b)	13.4	—	13.4
Total increase in cable subscription revenue	58.8	—	58.8
Increase in mobile subscription revenue (c)	10.2	—	10.2
Total increase in subscription revenue	69.0	—	69.0
Increase in non-subscription revenue (d)	—	0.7	0.7
Total organic increase	69.0	0.7	69.7
Impact of FX	(17.1)	(1.6)	(18.7)
Total	$51.9	$(0.9)	$51.0
_______________

(a)
The increase in the VTR Group’s cable subscription revenue related to a change in the average number of RGUs is due to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group’s cable subscription revenue related to a change in ARPU is due to (i) a net increase resulting from the following factors: (a) higher ARPU due to the impact of lower bundling and promotional discounts, (b) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (c) lower ARPU from analog and digital cable services, largely due to a higher proportion of subscribers receiving lower-priced tiers of services, (d) higher ARPU from broadband internet services and (e) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based plans and (ii) improvements in RGU mix, primarily attributable to a higher proportion of digital cable RGUs.

(c)	The increase in the VTR Group’s mobile subscription revenue is primarily due to the May 2012 launch of mobile services at VTR Wireless.

(d)
The increase in the VTR Group’s non-subscription revenue is attributable to the net effect of (i) an increase in mobile interconnect revenue primarily due to the May 2012 launch of mobile services at VTR Wireless, (ii) an increase in advertising revenue, (iii) a decrease in fixed-line telephony interconnect revenue, (iv) a decrease in installation revenue and (v) a net decrease resulting from individually insignificant changes in various other non-subscription revenue categories.

Revenue — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
European Operations Division:
Germany (Unitymedia KabelBW)	$2,311.0	$1,450.0	$861.0	59.4	13.4
Belgium (Telenet)	1,918.0	1,918.5	(0.5)	—	8.1
The Netherlands	1,229.1	1,273.4	(44.3)	(3.5)	4.4
Switzerland	1,259.8	1,282.6	(22.8)	(1.8)	3.7
Other Western Europe	848.4	893.3	(44.9)	(5.0)	2.8
Total Western Europe	7,566.3	6,817.8	748.5	11.0	7.0
Central and Eastern Europe	1,115.7	1,122.5	(6.8)	(0.6)	(0.3)
Central and other	117.0	122.7	(5.7)	(4.6)	3.9
Total European Operations Division	8,799.0	8,063.0	736.0	9.1	6.0
Chile (VTR Group)	940.6	889.0	51.6	5.8	6.4
Corporate and other	224.1	213.6	10.5	4.9	1.9
Intersegment eliminations	(32.9)	(47.3)	14.4	N.M.	N.M.
Total	$9,930.8	$9,118.3	$812.5	8.9	5.9
 _______________

N.M. — Not Meaningful.

Germany (Unitymedia KabelBW). The increase in Unitymedia KabelBW’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $194.4 million or 13.4% , (ii) the impact of the KBW Acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$118.9	$—	$118.9
ARPU (b)	38.9	—	38.9
Total increase in cable subscription revenue	157.8	—	157.8
Increase in mobile subscription revenue (c)	5.6	—	5.6
Total increase in subscription revenue	163.4	—	163.4
Increase in non-subscription revenue (d)	—	31.0	31.0
Total organic increase	163.4	31.0	194.4
Impact of the KBW Acquisition	756.3	96.2	852.5
Impact of FX	(162.4)	(23.5)	(185.9)
Total	$757.3	$103.7	$861.0
_______________

(a)
The increase in Unitymedia KabelBW’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in Unitymedia KabelBW’s average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in Unitymedia KabelBW’s cable subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, attributable to higher proportions of fixed-line telephony, broadband internet and digital cable RGUs, and (ii) a net increase resulting primarily from the following factors: (a) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans, (b) higher ARPU from digital cable services, (c) higher ARPU from broadband internet services, (d) higher ARPU due to a lower negative impact from free bundled services provided to new subscribers during promotional periods and (e) lower ARPU due to higher proportions of customers receiving discounted analog cable services through bulk agreements. For information concerning our commitment to distribute basic digital television channels in unencrypted form in Unitymedia KabelBW commencing January 1, 2013, see note 3 to our consolidated financial statements.

(c)	The increase in Unitymedia KabelBW’s mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(d)
The increase in Unitymedia KabelBW’s non-subscription revenue is primarily attributable to (i) an increase in installation revenue, due to a higher number of installations and an increase in the average installation fee, (ii) an increase in interconnect revenue and (iii) an increase in network usage revenue, most of which relates to the settlement of prior year amounts.

Belgium (Telenet). The decrease in Telenet’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $155.8 million or 8.1% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$29.5	$—	$29.5
ARPU (b)	54.9	—	54.9
Total increase in cable subscription revenue	84.4	—	84.4
Increase in mobile subscription revenue (c)	38.5	—	38.5
Total increase in subscription revenue	122.9	—	122.9
Increase in B2B revenue	—	2.1	2.1
Increase in other non-subscription revenue (d)	—	30.8	30.8
Total organic increase	122.9	32.9	155.8
Impact of FX	(127.2)	(29.1)	(156.3)
Total	$(4.3)	$3.8	$(0.5)
_______________

(a)
The increase in Telenet’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of Telenet’s analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in Telenet’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) lower ARPU from broadband internet services, largely due to a higher proportion of subscribers receiving lower-priced tiers of services, (b) higher ARPU due to October 2011 price increases for certain analog and digital cable services and an August 2011 price increase for certain broadband internet services, (c) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based plans and the negative impact of higher proportions of customers migrating to fixed-rate calling plans and (d) higher ARPU from digital cable services, due in part to an increase in the number of subscribers to Telenet’s premium sporting channel following the third quarter 2011 acquisition of certain Belgian football (soccer) rights. In addition, Telenet’s subscription revenue was positively impacted by a nonrecurring adjustment during the fourth quarter of 2012 to recognize $6.3 million of revenue following the implementation of billing system improvements. Most of this nonrecurring adjustment relates to revenue earned in prior years.

(c)	The increase in Telenet’s mobile subscription revenue is due primarily to an increase in the average number of mobile subscribers.

(d)
The increase in Telenet’s other non-subscription revenue is due primarily to (i) an increase in interconnect revenue of $21.2 million, primarily associated with growth in mobile services, and (ii) an increase in mobile handset sales of $10.3 million. The increase in Telenet’s mobile handset sales, which sales typically generate relatively low margins, is primarily due to an increase in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 16 to our consolidated financial statements.

The Netherlands. The decrease in the Netherlands’ revenue during 2012, as compared to 2011, includes (i) an organic increase of $55.8 million or 4.4%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$40.7	$—	$40.7
ARPU (b)	7.7	—	7.7
Total increase in cable subscription revenue	48.4	—	48.4
Increase in B2B revenue (c)	—	3.2	3.2
Increase in other non-subscription revenue (d)	—	4.2	4.2
Total organic increase	48.4	7.4	55.8
Impact of an acquisition	0.9	—	0.9
Impact of FX	(91.3)	(9.7)	(101.0)
Total	$(42.0)	$(2.3)	$(44.3)
_______________

(a)
The increase in the Netherlands’ cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, digital cable and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of analog cable RGUs in the Netherlands led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in the Netherlands’ cable subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) lower ARPU due to a decrease in fixed-line telephony call volume, including the impact of higher proportions of customers selecting usage-based calling plans, (b) lower ARPU due to the impact of bundling and promotional discounts and (c) higher ARPU due to January 2012 price increases for certain video services and, to a lesser extent, July 2012 price increases for bundled services.

(c)	The increase in the Netherlands’ B2B revenue is primarily related to higher revenue from business telephony services.

(d)
The increase in the Netherlands’ other non-subscription revenue is primarily attributable to the net effect of (i) an increase in revenue from late fees, (ii) an increase in installation revenue and (iii) a decrease in interconnect revenue, due primarily to the impact of an August 1, 2012 reduction in fixed termination rates.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 16 to our consolidated financial statements.

Switzerland. The decrease in Switzerland’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $47.7 million or 3.7%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$41.0	$—	$41.0
ARPU (b)	3.9	—	3.9
Total increase in cable subscription revenue	44.9	—	44.9
Decrease in B2B revenue (c)	—	(0.3)	(0.3)
Increase in other non-subscription revenue (d)	—	3.1	3.1
Total organic increase	44.9	2.8	47.7
Impact of acquisitions	4.4	—	4.4
Impact of FX	(63.4)	(11.5)	(74.9)
Total	$(14.1)	$(8.7)	$(22.8)
_______________

(a)
The increase in Switzerland’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs. The decline in the average number of Switzerland’s analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The increase in Switzerland’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) higher ARPU from broadband internet services and, to a lesser extent, digital cable services, largely due to a higher proportion of subscribers receiving lower-priced tiers of services, (b) lower ARPU due to the impact of bundling discounts and (c) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans.

(c)
The slight decrease in Switzerland’s B2B revenue is primarily attributable to the net effect of (i) lower revenue from construction and equipment sales and (ii) growth in B2B broadband internet and fixed-line telephony services.

(d)
The increase in Switzerland’s other non-subscription revenue is attributable to the net effect of (i) an increase in installation revenue, (ii) a decline in revenue from usage-based wholesale residential fixed-line telephony services and (iii) a net increase resulting from various individually insignificant changes.

Other Western Europe. The decrease in Other Western Europe’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $24.6 million or 2.8% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in (a):
Average number of RGUs (b)	$56.0	$—	$56.0
ARPU (c)	(28.5)	—	(28.5)
Total increase in cable subscription revenue	27.5	—	27.5
Decrease in B2B revenue (d)	—	(4.5)	(4.5)
Increase in other non-subscription revenue (a) (e)	—	1.6	1.6
Total organic increase	27.5	(2.9)	24.6
Impact of FX	(61.3)	(8.2)	(69.5)
Total	$(33.8)	$(11.1)	$(44.9)
_______________

(a)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other non-subscription revenue for all periods presented.

(b)
The increase in Other Western Europe’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, broadband internet and digital cable RGUs in each of Ireland and Austria that were only partially offset by a decline in the average number of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland. The declines in the average numbers of analog cable and MMDS video RGUs led to a decline in the average number of total video RGUs in each of Ireland and Austria during 2012, as compared to 2011.

(c)
The decrease in Other Western Europe’s cable subscription revenue related to a change in ARPU is attributable to a decrease in ARPU in each of Ireland and Austria. The decrease in Ireland’s ARPU is mostly due to (i) lower ARPU due to the impact of bundling discounts, (ii) lower ARPU from digital cable services and (iii) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans, including the impact of higher proportions of customers selecting usage-based calling plans. The decrease in Austria’s ARPU is primarily due to (a) lower ARPU due to the impact of bundling discounts, (b) lower ARPU from broadband internet services, largely due to a higher proportion of subscribers receiving lower-priced tiers of services, (c) higher ARPU due to the third quarter 2011 implementation of an additional charge for broadband internet services and (d) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans. In addition, Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to a lower proportion of digital cable RGUs in Ireland.

(d)	The decrease in Other Western Europe’s B2B revenue is primarily due to a decrease in revenue from data services in Austria.

(e)	The increase in Other Western Europe’s other non-subscription revenue is due primarily to an increase in installation revenue in each of Austria and Ireland.

Central and Eastern Europe. The decrease in Central and Eastern Europe’s revenue during 2012, as compared to 2011, includes (i) an organic decrease of $3.2 million or 0.3%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$29.1	$—	$29.1
ARPU (b)	(34.7)	—	(34.7)
Total decrease in cable subscription revenue	(5.6)	—	(5.6)
Decrease in mobile subscription revenue	(1.1)	—	(1.1)
Total decrease in subscription revenue	(6.7)	—	(6.7)
Increase in B2B revenue	—	1.6	1.6
Increase in other non-subscription revenue (c)	—	1.9	1.9
Total organic increase (decrease)	(6.7)	3.5	(3.2)
Impact of acquisitions	99.9	15.0	114.9
Impact of FX	(108.2)	(10.3)	(118.5)
Total	$(15.0)	$8.2	$(6.8)
_______________

(a)
The increase in Central and Eastern Europe’s cable subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, fixed-line telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable and, to a much lesser extent, MMDS video RGUs in Slovakia. In each country within our Central and Eastern Europe segment, a decline in the average number of analog cable RGUs led to a decline in the average number of total video RGUs during 2012, as compared to 2011.

(b)
The decrease in Central and Eastern Europe’s cable subscription revenue related to a change in ARPU is primarily due to (i) lower ARPU from video, broadband internet and fixed-line telephony services, largely due to a higher proportion of subscribers receiving lower-priced tiers of services, (ii) lower ARPU due to the impact of higher bundling discounts and (iii) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by an improvement in RGU mix, primarily attributable to a higher proportion of digital cable and, to a lesser extent, broadband internet RGUs.

(c)
The decrease in Central and Eastern Europe’s other non-subscription revenue is due primarily to the net effect of (i) an increase in sales of customer premises equipment, primarily in the Czech Republic, (ii) a decrease in installation revenue, primarily in Poland, and (iii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Chile (VTR Group). The increase in the VTR Group’s revenue during 2012, as compared to 2011, includes (i) an organic increase of $57.0 million or 6.4% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$38.9	$—	$38.9
ARPU (b)	2.6	—	2.6
Total increase in cable subscription revenue	41.5	—	41.5
Increase in mobile subscription revenue (c)	11.0	—	11.0
Total increase in subscription revenue	52.5	—	52.5
Increase in non-subscription revenue (d)	—	4.5	4.5
Total organic increase	52.5	4.5	57.0
Impact of FX	(5.0)	(0.4)	(5.4)
Total	$47.5	$4.1	$51.6
_______________

(a)
The increase in the VTR Group’s cable subscription revenue related to a change in the average number of RGUs is primarily due to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average numbers of analog cable RGUs.

(b)
The increase in the VTR Group’s cable subscription revenue related to a change in ARPU is primarily due to the positive impact of an improvement in RGU mix, attributable to a higher proportion of digital cable RGUs. Excluding the positive impact related to RGU mix, ARPU remained relatively unchanged due to the net effect of the following factors: (i) higher ARPU from digital cable services, (ii) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (iii) lower ARPU due to the impact of promotional and bundling discounts and (iv) lower ARPU from fixed-line telephony services, due in part to the net effect of (a) the negative impact of a lower volume of calls subject to usage-based charges and (b) the positive impact of a higher proportion of customers on fixed-rate calling plans.

(c)	The increase in the VTR Group’s mobile subscription revenue is attributable to the May 2012 launch of mobile services by VTR Wireless.

(d)
The increase in the VTR Group’s non-subscription revenue is attributable to the net effect of (i) an increase in mobile handset sales in connection with the launch of mobile services by VTR Wireless and (ii) decreases in installation and interconnect revenue at VTR GlobalCom.

Operating Expenses of our Reportable Segments

Operating expenses — 2013 compared to 2012

	Year ended December 31,		Increase		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$1,663.6	$—	$1,663.6	N.M.	N.M.
Germany (Unitymedia KabelBW)	631.5	548.3	83.2	15.2	11.4
Belgium (Telenet)	875.8	734.5	141.3	19.2	15.4
The Netherlands	376.2	354.5	21.7	6.1	2.8
Switzerland	365.7	359.8	5.9	1.6	0.4
Other Western Europe	334.5	323.6	10.9	3.4	0.1
Total Western Europe	4,247.3	2,320.7	1,926.6	83.0	8.6
Central and Eastern Europe	438.4	418.4	20.0	4.8	2.2
Central and other	131.3	104.3	27.0	25.9	21.4
Total European Operations Division	4,817.0	2,843.4	1,973.6	69.4	8.1
Chile (VTR Group)	467.2	442.4	24.8	5.6	7.5
Corporate and other	200.3	123.2	77.1	62.6	(1.0)
Intersegment eliminations	(78.9)	(67.8)	(11.1)	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	5,405.6	3,341.2	2,064.4	61.8	7.5
Share-based compensation expense	12.1	8.5	3.6	42.4
Total	$5,417.7	$3,349.7	$2,068.0	61.7
_______________

(a)	The amount presented for 2013 reflects the post-acquisition operating expenses of Virgin Media from June 8, 2013 through December 31, 2013.

N.M. — Not Meaningful.

General. Operating expenses include programming and copyright, network operations, interconnect, customer operations, customer care, share-based compensation and other costs related to our operations. We do not include share-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in the number of our digital video subscribers, (ii) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (iii) rate increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through service rate increases would result in increased pressure on our operating margins. For additional information concerning our foreign currency exchange risks see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $1,973.6 million or 69.4% during 2013, as compared to 2012. This increase includes $1,657.4 million attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses increased $230.6 million or 8.1%. This increase includes the following factors:

•
An increase in programming and copyright costs of $80.7 million or 9.3%, due primarily to growth in digital video services in Germany, the Netherlands, Belgium, Ireland and the U.K. In the U.K. and, to a lesser extent, Belgium, increased costs for sports rights also contributed to the increase. In addition, accrual releases related to the settlement or reassessment of operational contingencies gave rise to an increase in programming and copyright costs of $10.5 million, as the impact of net accrual releases that reduced the 2012 costs in Germany, the Netherlands, Poland and Belgium more than offset the impact of net accrual releases that reduced the 2013 costs in the Netherlands;

•
An increase in interconnect costs of $72.7 million or 23.1%, due primarily to the net effect of (i) increased costs in Belgium attributable to (a) mobile subscriber growth and (b) increased mobile voice and data volumes on a per subscriber basis and (ii) decreased costs due to lower rates in Germany and the Netherlands and lower call volumes in Switzerland;

•
An increase in outsourced labor and professional fees of $19.5 million or 12.0%, due primarily to (i) higher call center costs in Germany, Switzerland and the Netherlands, and (ii) higher consulting costs related to (a) the Horizon TV platform incurred in the European Operations Division's central operations and (b) a customer retention project in Germany. These increases were partially offset by lower call center costs in Belgium, Hungary and the U.K. due primarily to reduced proportions of calls handled by third parties;

•
An increase in personnel costs of $14.3 million or 2.9%, due primarily to (i) annual wage increases, primarily in Germany, Belgium and the Netherlands, (ii) increased staffing levels, primarily in the European Operations Division’s central operations, the Netherlands and Belgium, (iii) higher costs of $3.8 million due to the impact of reimbursements received from the Belgian government during the third and fourth quarters of 2012 with respect to the employment of certain individuals with advanced degrees and (iv) higher costs of $3.1 million due to favorable reassessments of certain post-employment benefit obligations during the third and fourth quarters of 2012 in Belgium. These increases were partially offset by a decrease in personnel costs related to lower staffing levels in Germany and Ireland;

•
An increase in network-related expenses of $12.8 million or 2.4%, due primarily to (i) increased network and customer premises equipment maintenance costs, primarily in the Netherlands and Germany, (ii) higher outsourced labor costs associated with customer-facing activities in Germany and (iii) an increase of $2.9 million due to the net impact of favorable settlements during 2013 and 2012 for claims of costs incurred in connection with faulty customer premises equipment, primarily in Switzerland and the Netherlands. These increases were partially offset by lower costs in Belgium associated with customer-facing activities;

•
An increase in bad debt and collection expenses of $9.5 million or 11.0%, due to the net impact of (i) increases in bad debt expenses in Germany, Belgium and Hungary, (ii) decreases in bad debt expenses in the Netherlands due to improved collection experience and (iii) an increase of $3.0 million due to the impact of a favorable nonrecurring adjustment recorded in the second quarter of 2012 related to the settlement of an operational contingency in Belgium; and

•
Higher costs of $4.6 million associated with the impact of favorable nonrecurring adjustments recorded by Telenet during the third and fourth quarters of 2012 resulting from the reassessment of a social tariff obligation.

Chile (VTR Group). The VTR Group’s operating expenses (exclusive of share-based compensation expense) increased $24.8 million or 5.6% during 2013, as compared to 2012. Excluding the effects of FX, the VTR Group’s operating expenses increased $33.1 million or 7.5%. This increase includes the following factors:

•	An increase in programming and copyright costs of $13.3 million or 9.0%, primarily associated with growth in digital cable services;

•	An increase in mobile access and interconnect costs of $9.1 million or 12.5%, due primarily to the impact of VTR Wireless’ mobile services, which launched in May 2012;

•	An increase in personnel costs of $7.3 million or 14.8%, due largely to higher bonus accruals at VTR GlobalCom;

•
A decrease in facilities expenses of $5.5 million or 25.3%, due primarily to lower tower and real estate rental costs, as the discounted fair value of all remaining payments due under these leases was included in the restructuring charges recorded by VTR Wireless during the third and fourth quarters of 2013, as further described in note 8 to our consolidated financial statements;

•	An increase in bad debt and collection expenses of $3.7 million or 9.8%, primarily at VTR Wireless. This increase is largely a function of the May 2012 launch of VTR Wireless’ mobile services;

•
An increase in outsourced labor and professional fees of $3.3 million or 17.8%. This increase is primarily attributable to a $3.0 million non-recurring charge recorded during the second quarter of 2013 to provide for VTR GlobalCom’s mandated share of severance and other labor-related obligations that were incurred by a VTR GlobalCom contractor in connection with such contractor’s bankruptcy; and

•
A decrease in VTR Wireless’ mobile handset costs of $0.7 million, primarily attributable to the net effect of (i) an aggregate increase of $4.4 million related to the liquidation or write-off of slow-moving or obsolete handsets and wireless network adaptors and (ii) a decrease of $5.4 million in mobile handset sales due largely to a reduced emphasis on prepaid mobile plans.

Operating expenses — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
European Operations Division:
Germany (Unitymedia KabelBW)	$548.3	$320.5	$227.8	71.1	12.4
Belgium (Telenet)	734.5	704.9	29.6	4.2	12.5
The Netherlands	354.5	375.4	(20.9)	(5.6)	2.1
Switzerland	359.8	372.0	(12.2)	(3.3)	2.2
Other Western Europe	323.6	348.7	(25.1)	(7.2)	0.4
Total Western Europe	2,320.7	2,121.5	199.2	9.4	6.9
Central and Eastern Europe	418.4	435.2	(16.8)	(3.9)	(3.0)
Central and other	104.3	103.7	0.6	0.6	10.5
Total European Operations Division	2,843.4	2,660.4	183.0	6.9	5.4
Chile (VTR Group)	442.4	381.2	61.2	16.1	16.7
Corporate and other	123.2	126.7	(3.5)	(2.8)	2.2
Intersegment eliminations	(67.8)	(84.5)	16.7	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	3,341.2	3,083.8	257.4	8.3	7.0
Share-based compensation expense	8.5	15.1	(6.6)	(43.7)
Total	$3,349.7	$3,098.9	$250.8	8.1
_______________

N.M. — Not Meaningful.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $183.0 million or 6.9% during 2012, as compared to 2011. This increase includes $274.8 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses increased $143.3 million or 5.4%. This increase includes the following factors:

•
An increase in programming and copyright costs of $83.4 million or 10.4%, primarily due to (i) growth in digital video services, predominantly in Germany, Switzerland, Belgium, Austria and the Netherlands, and (ii) a $25.3 million increase resulting from Telenet’s acquisition of the rights to broadcast certain Belgian football (soccer) matches for the three years that began in the third quarter of 2011. In addition, accrual releases related to the settlement or reassessment of operational contingencies gave rise to a decrease in programming and copyright costs of $9.6 million, as the impact of net accrual releases that reduced the 2012 costs in Germany, the Netherlands, Poland and Belgium more than offset the impact of net accrual releases that reduced the 2011 costs in the Netherlands and Germany;

•
An increase in mobile costs of $36.6 million in Belgium, due primarily to (i) higher costs associated with subscriber promotions involving free or heavily-discounted handsets and (ii) increased mobile handset sales to third-party retailers;

•
An increase in network-related expenses of $25.7 million or 5.2%, primarily due to (i) higher outsourced labor costs associated with customer-facing activities in Germany, Ireland and Switzerland, (ii) increased network maintenance costs, primarily in Germany and Poland, (iii) higher duct and pole rental costs, primarily in Germany and Romania, with the higher costs in Germany primarily attributable to the negative impact of a fourth quarter 2011 settlement of an operational contingency, (iv) lower costs associated with the refurbishment of customer premises equipment in Belgium due primarily to the benefit of claims taken related to faulty set-top boxes, partially offset by an increase in costs related to the refurbishment of customer premises equipment, primarily in Germany, (v) higher energy costs in Germany due in part to the release of accruals in connection with the settlement of operational contingencies during the second and fourth quarters of 2011, (vi) increased encryption costs, due largely to increased numbers of installed digital set-top boxes, primarily in Switzerland and Germany, and (vii) higher costs of $1.4 million due to the net impact of settlements in 2012 and 2011 of claims for costs incurred in connection with faulty customer premises equipment, primarily in the Netherlands,

Switzerland and Poland. In addition, in the European Operations Division’s central operations, the impact of a fourth quarter 2011 settlement of a dispute with a third party contributed $2.8 million to the overall increase in network-related expenses;

•
An increase in interconnect costs of $19.2 million or 6.6%, due primarily to higher costs in Belgium associated with the net effect of (i) subscriber growth, (ii) increased mobile voice and data volumes and (iii) lower mobile termination rates;

•
An increase in outsourced labor and professional fees of $11.5 million or 8.7%, primarily due to the net effect of (i) higher call center costs due to increased call volumes in Germany and Belgium and (ii) lower call center costs in Switzerland;

•
An increase in costs of $10.0 million in Belgium associated with a campaign to retain customers following the move of certain channels from the analog to the basic digital channel package. This campaign involved the sale and rental of used digital set-top boxes at relatively low prices. In connection with this campaign, Telenet experienced (i) increases in the costs of set-top boxes that were sold and (ii) higher outsourced labor and professional fees due primarily to increased customer-facing activities;

•
A decrease in bad debt and collection expenses of $9.8 million or 10.9%, primarily in Poland, the Czech Republic, Ireland and Austria. The decrease in bad debt and collection expenses is primarily attributable to (i) improved collection experience and (ii) the $3.3 million impact associated with a nonrecurring adjustment recorded in Belgium during the second quarter of 2012 related to the settlement of an operational contingency and (iii) the $2.6 million impact of a nonrecurring increase to bad debt expense that was recorded in the Netherlands during the first quarter of 2011;

•
Higher costs in Belgium of (i) $4.1 million due to the impact of reimbursements received from the Belgian government during the third and fourth quarters of 2012 with respect to the employment of certain individuals with advanced degrees and (ii) $3.4 million due to reassessments of certain post-employment benefit obligations during the third and fourth quarters of 2012; and

•
Lower costs of $5.0 million associated with the impact of nonrecurring adjustments recorded by Telenet during the third and fourth quarters of 2012 resulting from the reassessment of a social tariff obligation.

Chile (VTR Group). The VTR Group’s operating expenses (exclusive of share-based compensation expense) increased $61.2 million or 16.1% during 2012, as compared to 2011. Excluding the effects of FX, the VTR Group’s operating expenses increased $63.6 million or 16.7%. This increase includes the following factors:

•	An increase in VTR Wireless’ mobile handset costs of $21.1 million;

•	An increase in programming and copyright costs of $14.5 million or 10.9%, primarily associated with growth in digital cable services;

•
An increase in interconnect and access costs of $12.7 million or 21.1%, due primarily to (i) higher costs associated with VTR Wireless, primarily attributable to (a) the impact of the May 2012 launch of mobile services and (b) the initiation of minimum payments under a roaming agreement during the first quarter of 2012, and (ii) higher costs associated with VTR GlobalCom’s broadband internet services, as the impact of higher traffic was only partially offset by lower average rates;

•
An increase in facilities expenses of $10.5 million, due primarily to higher site and tower rental costs incurred by VTR Wireless, including $1.9 million of fees incurred in connection with the termination of certain leases;

•	A decrease in personnel costs of $5.7 million or 10.4%, primarily related to lower bonus costs at VTR GlobalCom; and

•
An increase in outsourced labor and professional fees of $5.5 million or 19.1%, resulting from the net effect of (i) increased costs associated with VTR Wireless’ network operating center and (ii) a decrease in VTR GlobalCom’s customer-facing activities.

SG&A Expenses of our Reportable Segments
SG&A expenses — 2013 compared to 2012

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$465.2	$—	$465.2	N.M.	N.M.
Germany (Unitymedia KabelBW)	386.6	398.4	(11.8)	(3.0)	(5.9)
Belgium (Telenet)	260.7	242.8	17.9	7.4	4.0
The Netherlands	144.5	137.5	7.0	5.1	1.6
Switzerland	188.1	182.1	6.0	3.3	2.1
Other Western Europe	118.9	117.1	1.8	1.5	(1.4)
Total Western Europe	1,564.0	1,077.9	486.1	45.1	(3.1)
Central and Eastern Europe	154.3	142.2	12.1	8.5	6.1
Central and other	202.2	174.4	27.8	15.9	11.8
Total European Operations Division	1,920.5	1,394.5	526.0	37.7	(0.3)
Chile (VTR Group)	170.8	184.0	(13.2)	(7.2)	(5.7)
Corporate and other	237.8	183.9	53.9	29.3	14.4
Intersegment eliminations	(1.2)	(3.7)	2.5	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	2,327.9	1,758.7	569.2	32.4	0.8
Share-based compensation expense	288.6	101.6	187.0	184.1
Total	$2,616.5	$1,860.3	$756.2	40.6
___________

(a)	The amount presented for 2013 reflects the post-acquisition SG&A expenses of Virgin Media from June 8, 2013 through December 31, 2013.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $526.0 million or 37.7% during 2013, as compared to 2012. This increase includes $491.4 million attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses decreased $4.0 million or 0.3%. This decrease includes the following factors:

•
A decrease in sales and marketing costs of $43.6 million or 8.6%, due primarily to (i) lower costs associated with advertising campaigns and rebranding, primarily in the U.K., Germany, and the European Operations Division’s central operations, and (ii) lower third-party sales commissions, primarily in the Netherlands, Switzerland, Hungary, Austria and the Czech Republic;

•
An increase in personnel costs of $22.7 million or 4.3%, due largely to (i) increased staffing levels, primarily in Belgium, Switzerland, Germany, Hungary and the European Operations Division’s central operations, (ii) annual wage increases, primarily in the Netherlands, the European Operations Division’s central operations, Belgium, Germany and Switzerland, and (iii) higher costs of $1.4 million due to the favorable reassessment of certain post-employment benefit obligations during the third quarter of 2012 in Belgium;

•
An increase in information technology-related expenses of $17.4 million or 26.8%, due primarily to (i) higher software and other information technology-related maintenance costs, primarily in the European Operations Division’s central operations, Hungary and Germany and (ii) costs incurred in connection with the migration of operating systems in Germany;

•	An increase in facilities expenses of $8.4 million, due largely to higher rental expense in Germany and the European Operations Division’s central operations;

•
An increase in outsourced labor and professional fees of $8.3 million or 8.5%, due largely to the net effect of (i) higher consulting costs associated with certain strategic initiatives in Belgium, the European Operations Division’s central operations and the Netherlands, and (ii) a decrease in consulting costs in Germany, primarily associated with integration activities during 2012 related to the KBW Acquisition; and

•	A net decrease resulting from individually insignificant changes in other SG&A expense categories.

Chile (VTR Group). The VTR Group’s SG&A expenses (exclusive of share-based compensation expense) decreased $13.2 million or 7.2%, during 2013, as compared to 2012. Excluding the effects of FX, the VTR Group’s SG&A expenses decreased $10.4 million or 5.7%. This decrease is primarily attributable to the following factors:

•	A decrease in sales and marketing costs of $8.8 million or 14.5%, primarily due to lower advertising costs at each of VTR Wireless and VTR GlobalCom;

•
An increase in personnel costs of $2.9 million or 4.7%, primarily attributable to the net effect of (i) an increase at VTR GlobalCom, due primarily to (a) higher bonus accruals, (b) a combination of increased staffing levels and higher salaries and (c) higher severance, and (ii) a decrease at VTR Wireless, due primarily to lower staffing levels and bonus accruals; and

•
A decrease in facilities expenses of $2.3 million or 8.2%, primarily attributable to (i) a decrease at VTR GlobalCom, due primarily to (a) lower rental costs and (b) lower insurance expenses and (ii) a decrease at VTR Wireless, as the discounted fair value of all remaining payments due under certain facilities-related contracts were included in the restructuring charges recorded by VTR Wireless during the third and fourth quarters of 2013, as further described in note 8 to our consolidated financial statements.

SG&A expenses — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase
	2012	2011	$	%	%
	in millions
European Operations Division:
Germany (Unitymedia KabelBW)	$398.4	$265.8	$132.6	49.9	21.2
Belgium (Telenet)	242.8	246.6	(3.8)	(1.5)	6.3
The Netherlands	137.5	142.7	(5.2)	(3.6)	3.9
Switzerland	182.1	188.7	(6.6)	(3.5)	1.5
Other Western Europe	117.1	125.9	(8.8)	(7.0)	0.4
Total Western Europe	1,077.9	969.7	108.2	11.2	8.3
Central and Eastern Europe	142.2	139.3	2.9	2.1	4.5
Central and other	174.4	159.5	14.9	9.3	18.4
Total European Operations Division	1,394.5	1,268.5	126.0	9.9	9.2
Chile (VTR Group)	184.0	166.6	17.4	10.4	11.1
Corporate and other	183.9	160.7	23.2	14.4	2.3
Intersegment eliminations	(3.7)	(1.9)	(1.8)	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	1,758.7	1,593.9	164.8	10.3	10.0
Share-based compensation expense	101.6	114.3	(12.7)	(11.1)
Total	$1,860.3	$1,708.2	$152.1	8.9
 ____________

N.M. — Not Meaningful.

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $126.0 million or 9.9% during 2012, as compared to 2011. This increase includes $121.2 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $116.3 million or 9.2%. This increase includes the following factors:

•
An increase in sales and marketing costs of $48.6 million or 10.8%, largely due to (i) higher third-party sales commissions in Germany and Belgium, (ii) increased costs associated with rebranding and other advertising campaigns in Germany, (iii) higher marketing costs in connection with promotional and operational initiatives in Belgium and (iv) increased sales call center costs in Belgium. The increase in third-party sales commissions and sales call center costs in Belgium is mostly related to (a) increased sales of mobile services and (b) the aforementioned campaign to retain customers following the move of channels from the analog to the basic digital channel package. Lower sales and marketing costs in Austria, the Czech Republic and Switzerland, partially offset the increased costs in Germany and Belgium;

•
An increase in personnel costs of $37.2 million or 7.3%, due largely to the net effect of (i) increased staffing levels in the European Operations Division’s central operations due largely to increased numbers of strategic initiatives, (ii) annual wage increases, predominantly in Belgium, the Netherlands, the European Operations Division’s central operations, Germany and Switzerland, (iii) lower costs of $1.6 million in Belgium due to the reassessment of certain post-employment benefit obligations during the third quarter of 2012 and (iv) lower bonus costs in Belgium. The increases in personnel costs also include the impact of a new employee wage tax in the Netherlands. This new employee wage tax, which was authorized in September 2012, is based on wages for the year ended December 31, 2012;

•
An increase in facilities expenses of $8.5 million or 9.0%, due primarily to increases in costs related to the rental of office space in Germany, the European Operations Division’s central operations and the Netherlands;

•
An increase of $7.6 million in delivery and postage costs, including higher costs associated with (i) the delivery of mobile handsets to retail locations in Belgium, (ii) the delivery of customer premises equipment to retail locations in Germany and (iii) postage for customer communications in Switzerland; and

•
A decrease in outsourced labor and professional fees of $6.4 million or 6.2%, due primarily to the net effect of (i) a decrease in consulting costs associated with strategic and regulatory initiatives in Belgium, (ii) an increase in consulting costs incurred in Germany, primarily associated with integration activities related to the KBW Acquisition, and (iii) an increase in consulting costs incurred by the European Operations Division’s central operations in connection with the European Operations Division’s mobile and other strategic initiatives.

Chile (VTR Group). The VTR Group’s SG&A expenses (exclusive of share-based compensation expense) increased $17.4 million or 10.4% during 2012, as compared to 2011. Excluding the effects of FX, the VTR Group’s SG&A expenses increased $18.4 million or 11.1%. This increase includes the following factors:

•
An increase in sales and marketing costs of $9.0 million or 17.4%, due primarily to the net effect of (i) higher third-party sales commissions, (ii) increased advertising campaigns at VTR Wireless, primarily associated with the launch of mobile services in May 2012, and (iii) decreased advertising campaigns at VTR GlobalCom. The higher sales commissions are primarily attributable to (a) an increase at VTR GlobalCom, due primarily to a higher proportion of sales generated by third-party dealers, and (b) an increase at VTR Wireless, due primarily to higher sales volumes resulting from the May 2012 launch of mobile services;

•
An increase in facilities expenses of $6.4 million, due primarily to higher rental and related costs associated with (i) an increase in retail space used by VTR Wireless and (ii) an increase in office and other space used by VTR GlobalCom; and

•
An increase in personnel costs of $0.7 million or 1.2%, resulting from the net effect of (i) higher staffing levels and other personnel costs at VTR Wireless and (ii) lower bonus costs and, to a lesser degree, lower staffing levels at VTR GlobalCom.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation, and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 17 to our consolidated financial statements.

Operating Cash Flow — 2013 compared to 2012

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$1,524.9	$—	$1,524.9	N.M.	N.M.
Germany (Unitymedia KabelBW)	1,541.1	1,364.3	176.8	13.0	9.3
Belgium (Telenet)	1,049.4	940.7	108.7	11.6	8.0
The Netherlands	721.7	737.1	(15.4)	(2.1)	(5.3)
Switzerland	778.3	717.9	60.4	8.4	7.0
Other Western Europe	445.3	407.7	37.6	9.2	5.7
Total Western Europe	6,060.7	4,167.7	1,893.0	45.4	6.2
Central and Eastern Europe	548.5	555.1	(6.6)	(1.2)	(3.1)
Central and other	(203.1)	(161.6)	(41.5)	(25.7)	(20.6)
Total European Operations Division	6,406.1	4,561.2	1,844.9	40.4	4.5
Chile (VTR Group)	353.6	314.2	39.4	12.5	14.9
Corporate and other	(63.8)	(83.1)	19.3	23.2	N.M.
Intersegment eliminations	44.8	38.6	6.2	N.M.	N.M.
Total	$6,740.7	$4,830.9	$1,909.8	39.5	4.9

______________

(a)	The amount presented for 2013 reflects the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through December 31, 2013.

Operating Cash Flow — 2012 compared to 2011

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2012	2011	$	%	%
	in millions
European Operations Division:
Germany (Unitymedia KabelBW)	$1,364.3	$863.7	$500.6	58.0	11.4
Belgium (Telenet)	940.7	967.0	(26.3)	(2.7)	5.4
The Netherlands	737.1	755.3	(18.2)	(2.4)	5.6
Switzerland	717.9	721.9	(4.0)	(0.6)	5.1
Other Western Europe	407.7	418.7	(11.0)	(2.6)	5.4
Total Western Europe	4,167.7	3,726.6	441.1	11.8	6.8
Central and Eastern Europe	555.1	548.0	7.1	1.3	0.6
Central and other	(161.6)	(140.5)	(21.1)	(15.0)	(25.3)
Total European Operations Division	4,561.2	4,134.1	427.1	10.3	5.3
Chile (VTR Group)	314.2	341.2	(27.0)	(7.9)	(7.3)
Corporate and other	(83.1)	(73.8)	(9.3)	12.6	N.M.
Intersegment eliminations	38.6	39.1	(0.5)	N.M.	N.M.
Total	$4,830.9	$4,440.6	$390.3	8.8	4.0
_______________

N.M. — Not Meaningful.

Operating Cash Flow Margin — 2013, 2012 and 2011

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2013	2012	2011
	%
European Operations Division:
U.K. (Virgin Media)	41.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	60.2	59.0	59.6
Belgium (Telenet)	48.0	49.0	50.4
The Netherlands	58.1	60.0	59.3
Switzerland	58.4	57.0	56.3
Other Western Europe	49.5	48.1	46.9
Total Western Europe	51.1	55.1	54.7
Central and Eastern Europe	48.1	49.8	48.8
Total European Operations Division	48.7	51.8	51.3
Chile (VTR Group)	35.7	33.4	38.4
_______________

N.M. — Not Meaningful.

With the exception of Telenet, the Netherlands and Central and Eastern Europe, the operating cash flow margins of our reportable segments improved during 2013, as compared to 2012. The decline in Telenet’s operating cash flow margin is primarily due to (i) increased interconnect and other costs associated with the expansion of Telenet’s mobile business, (ii) the net negative impact of certain favorable nonrecurring items recorded by Telenet in 2012, as described under the Telenet (revenue) and European Operations Division (operating and SG&A expenses) sections of our Discussion and Analysis of our Reportable Segments above, and (iii) a decrease in revenue associated with changes in how Telenet recognizes certain up-front fees. As discussed above under Overview, the Netherlands is experiencing significant competition from the incumbent telecommunications operator, who is overbuilding our network in the Netherlands using FTTx and advanced DSL technologies. As a result, the Netherlands experienced a decline in revenue in 2013, which resulted in a lower operating cash flow margin during 2013, as compared to 2012. We believe the Netherlands will be challenged to maintain its current operating cash flow margin in future periods. In Central and Eastern Europe, competitive, economic and other factors contributed to the decline in the operating cash flow margin. In addition, the operating cash flow margin of the European Operations Division during 2013 was negatively impacted by (i) the inclusion of the relatively lower operating cash flow margin of Virgin Media from June 8, 2013 through December 31, 2013 and (ii) an increase in the operating cash flow deficit of the European Operations Division’s central and other category, which is primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives.

The increase in the VTR Group’s operating cash flow margin during 2013, as compared to 2012, reflects lower advertising costs at each of VTR Wireless and VTR GlobalCom and the improvement in the incremental operating cash flow deficit of VTR Wireless. The incremental operating cash flow deficit of VTR Wireless during 2013 and 2012 was $63.1 million and $83.0 million, respectively.

The operating cash flow margin of the European Operations Division improved during 2012, as compared to 2011, as most of the cash flow margins of the European Operations Division’s operating segments improved or remained relatively unchanged. The operating cash flow margin of the European Operations Division was negatively impacted by an increase in the operating cash flow deficit of the European Operations Division’s central and other category, which increase is primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives. The decrease in Germany’s operating cash flow margin is attributable to the net effect of (i) the positive impact of the inclusion of KBW during 2012, (ii) higher customer care, sales and marketing and programming costs and (iii) integration costs associated with the KBW Acquisition. In Belgium, the decline in Telenet’s operating cash flow margin is primarily due to the net effect of (i) the expansion of lower margin mobile services, (ii) the net positive impact of certain nonrecurring items, as described under the Telenet (revenue) and European Operations Division (operating and SG&A expenses) sections of our Discussion and Analysis of our Reportable Segments above, and (iii) higher programming costs. The increase in programming costs is largely attributable to Telenet’s third quarter 2011 acquisition of the rights to broadcast certain Belgian football (soccer) matches, as further described under Operating Expenses of our Reportable Segments above. The increases in the operating cash flow margins for the remaining segments of the European Operations Division generally represent the net impact of improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses, and competitive and economic factors.

In the case of the VTR Group, the decrease in the operating cash flow margin during 2012, as compared to 2011, is attributable to an increase in the incremental operating cash flow deficit of VTR Wireless that was only partially offset by an improvement in the operating cash flow margin of VTR GlobalCom. The incremental operating cash flow deficit of VTR Wireless during 2012 and 2011 was $83.0 million and $31.0 million, respectively.
For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

We expect that the 2014 operating cash flow margin of (i) the European Operations Division will remain relatively unchanged and (ii) the VTR Group will increase, each as compared to 2013. In the European Operations Division, we expect that modest improvements in the operating cash flow margins in the U.K. and Germany will be offset by modest declines in the operating cash flow margins in the Netherlands and Switzerland. As discussed under Overview and Discussion and Analysis of our Reportable Segments - General above, most of our broadband communications operations are experiencing significant competition. Sustained or increased competition, particularly in combination with unfavorable regulatory, economic or political developments, could adversely impact the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, see the Discussion and Analysis of our Reportable Segments above. For information concerning our foreign currency exchange risks, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

2013 compared to 2012

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$5,724.1	$4,637.6	$1,086.5	23.4	0.6
Broadband internet (b)	3,536.6	2,407.0	1,129.6	46.9	10.6
Fixed-line telephony (b)	2,505.3	1,518.9	986.4	64.9	4.3
Cable subscription revenue	11,766.0	8,563.5	3,202.5	37.4	4.0
Mobile (c)	669.9	131.5	538.4	409.4	102.1
Total subscription revenue	12,435.9	8,695.0	3,740.9	43.0	5.5
B2B revenue (d)	992.2	467.9	524.3	112.1	(1.5)
Other revenue (b) (e)	1,046.1	767.9	278.2	36.2	3.9
Total revenue	$14,474.2	$9,930.8	$4,543.4	45.8	5.1
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other revenue for all periods presented.

(c)
Mobile subscription revenue excludes $175.2 million and $35.1 million, respectively, of mobile interconnect revenue. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(d)
These amounts include B2B revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $147.2 million and $59.7 million, respectively, is included in cable subscription revenue.

(e)	Other revenue includes, among other items, interconnect, installation and carriage fee revenue.

Total revenue. Our consolidated revenue increased $4,543.4 million during 2013, as compared to 2012. This increase includes $3,804.7 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $504.2 million or 5.1%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2013, as compared to 2012, are as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$350.4
ARPU	(3.8)
Total increase in cable subscription revenue	346.6
Increase in mobile revenue	134.3
Total increase in subscription revenue	480.9
Impact of acquisitions	3,053.5
Impact of FX	206.5
Total	$3,740.9

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $346.6 million or 4.0% during 2013, as compared to 2012. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $255.0 million or 10.6%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) an increase in subscription revenue from fixed-line telephony services of $65.3 million or 4.3%, as the impact of an increase in the average number of fixed-line telephony RGUs was only partially offset by lower ARPU from fixed-line telephony services, and (iii) an increase in subscription revenue from video services of $26.3 million or 0.6%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs. Our consolidated mobile subscription revenue increased $134.3 million or 102.1% during 2013, as compared to 2012, primarily in Belgium and, to a lesser extent, Chile, Germany and the U.K.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue decreased $6.9 million or 1.5% during 2013, as compared to 2012. This decrease is primarily due to the net effect of (i) decreases in the Netherlands, Belgium, Switzerland and Austria and (ii) an increase in Germany.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $30.2 million or 3.9% during 2013, as compared to 2012. This increase is primarily attributable to the net effect of (i) higher interconnect and installation revenue in Belgium and (ii) a decrease in carriage fee revenue in Germany.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2013 compared to 2012 above. For information regarding the competitive environment in certain of our markets, see Overview above.

Operating expenses

Our operating expenses increased $2,068.0 million during 2013, as compared to 2012. This increase includes $1,735.2 million attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which increased $3.6 million during 2013. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses increased $250.1 million or 7.5% during 2013, as compared to 2012. This increase primarily is attributable to a net increase in (i) programming and copyright costs, (ii) interconnect costs, primarily in Belgium, (iii) outsourced labor and professional fees, (iv) personnel costs and (v) network-related expenses. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $756.2 million during 2013, as compared to 2012. This increase includes $516.7 million attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which increased $187.0 million during 2013. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $13.5 million or 0.8% during 2013, as compared to 2012. This increase is primarily attributable to the net effect of (i) a decrease in sales and marketing costs, (ii) an increase in personnel costs, (iii) an increase in information technology-related expenses and (iv) an increase in integration costs, due primarily to costs incurred during 2013 by our corporate offices in connection with the integration of Virgin Media. In addition, during 2013, we incurred $8.1 million of legal and consulting fees associated with certain litigation in Puerto Rico, of which $6.7 million is included in the acquisition effect that we exclude to arrive at the organic increase in SG&A expenses. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2013	2012
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$58.6	$33.0
Other share-based incentive awards	182.9	46.0
Total Liberty Global shares (b)	241.5	79.0
Telenet share-based incentive awards (c)	56.5	31.2
Other	4.5	2.2
Total	$302.5	$112.4
Included in:
Operating expense	$12.1	$8.5
SG&A expense	288.6	101.6
Total	$300.7	$110.1
_______________

(a)	Includes share-based compensation expense related to Liberty Global PSUs for both years presented and the Challenge Performance Awards for the applicable 2013 period.

(b)
In accordance with the terms of the Virgin Media Merger Agreement, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. In connection with the Virgin Media Acquisition, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-acquisition period of $188.5 million. During 2013, Virgin Media recorded share-based compensation expense of $134.3 million, primarily related to the Virgin Media Replacement Awards, including $80.1 million that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to December 31, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions.

(c)
During the second quarters of 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns, as further described in note 11 to our consolidated financial statements. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively, and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during the first quarter of 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of options granted under the Telenet 2010 SSOP.

For additional information concerning our share-based compensation, see note 12 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $1,614.9 million during 2013 as compared to 2012. Excluding the effects of FX, depreciation and amortization expense increased $1,555.0 million or 58.4%. This increase is due primarily to the net effect of (i) an increase associated with the Virgin Media Acquisition, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) a decrease associated with certain assets becoming fully depreciated, largely in Belgium, Chile and Switzerland and (iv) an increase due to accelerated depreciation, primarily in Chile where the acceleration is due to a change in our mobile strategy, as further discussed in note 8 to our consolidated financial statements.

Release of litigation provision

During the third quarter of 2007, we recorded a litigation provision of $146.0 million based on our assessment at the time of our loss exposure with respect to the 2002 Cignal Action and the 2006 Cignal Action. As further described in note 16 to our consolidated financial statements, on October 25, 2013, we received what we consider to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $297.5 million during 2013, as compared to $76.2 million during 2012.  The 2013 amount includes (i) restructuring charges of $178.7 million, (ii) direct acquisition and disposition costs of $64.7 million, primarily related to the Virgin Media Acquisition, (iii) an impairment charge of $73.0 million to reduce the carrying amount of Telenet’s spectrum rights related to Telenet’s determination that it would no longer be able to utilize its spectrum rights as a result of the conclusion of negotiations with network operators in Belgium and the absence of regulatory alternatives and (iv) a $20.0 million credit resulting from cash received from the Seller upon the settlement of certain claims related to the Puerto Rico Transaction, as further described in note 3 to our consolidated financial statements. The restructuring charges include (a) $84.9 million recorded by VTR Wireless during the third and fourth quarters of 2013 as a result of VTR Wireless’ decision to cease commercial use of its mobile network, as further described in note 8 to our consolidated financial statements, and (b) $80.0 million of employee severance and termination costs related to certain reorganization and integration activities, primarily in the U.K., Germany and Chile. The restructuring charges recorded by VTR Wireless include the discounted amount of (i) the remaining payments due under VTR Wireless’ tower and real estate operating leases of $71.5 million and (ii) certain other required payments associated with VTR Wireless’ mobile network. The 2012 amount includes (i) aggregate restructuring charges of $53.0 million, primarily associated with employee severance and termination costs related to certain reorganization activities, mainly in Germany, and (ii) $20.4 million of direct acquisition costs, primarily related to the Puerto Rico Transaction.

Telenet operates a DTT business that serves a limited number of subscribers. The DTT network is accessed by Telenet pursuant to third-party capacity contracts that are accounted for as operating agreements. During the fourth quarter of 2013, Telenet decided to discontinue the provision of DTT services. Once Telenet discontinues the provision of DTT services, which we currently estimate will occur in the first half of 2014, we expect to record a restructuring charge equal to the estimated net present value of the remaining payments due under the DTT capacity contracts. As of December 31, 2013, the remaining payments due under these capacity contracts aggregated €92.0 million ($126.9 million).

For additional information regarding our restructuring charges, see note 13 to our consolidated financial statements.

If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant. For additional information, see Critical Accounting Policies, Judgments and Estimates — Impairment of Property and Equipment and Intangible Assets, below.

Interest expense

Our interest expense increased $613.3 million during 2013, as compared to 2012. Excluding the effects of FX, interest expense increased $568.8 million or 34.0%. This increase is primarily attributable to the net impact of (i) a higher average outstanding debt balance, due largely to debt incurred in connection with the Virgin Media Acquisition, and (ii) a lower weighted average interest rate. The decrease in our weighted average interest rate is primarily related to (a) the completion of certain financing transactions (including the financing transactions related to the Virgin Media Acquisition) that resulted in extended maturities and net decreases to certain of our interest rates and (b) decreases in certain of the base rates for our variable-rate indebtedness. For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.

It is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates on our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our interest and dividend income increased $71.0 million during 2013, as compared to 2012. This increase is primarily attributable to (i) higher dividend income related to our investment in shares of Ziggo (after taking into account the impact of the Ziggo Collar) that was only partially offset by lower dividend income related to our investment in shares of Sumitomo (before taking into account the impact of the Sumitomo Collar) and (ii) higher interest income due to the net effect of (a) higher average cash and cash equivalent and restricted cash balances and (b) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances. For information regarding the Ziggo Collar and the Sumitomo Collar, see note 6 to our consolidated financial statements.

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

	Year ended December 31,
	2013	2012
	in millions

Cross-currency and interest rate derivative contracts (a)	$(586.5)	$(958.3)
Equity-related derivative instruments (b):
Sumitomo Collar	(206.4)	(109.0)
Ziggo Collar	(152.5)	—
Other	(3.4)	—
Total equity-related derivative instruments	(362.3)	(109.0)
Foreign currency forward contracts (c)	(72.9)	(6.0)
Other	1.3	3.0
Total	$(1,020.4)	$(1,070.3)
_______________

(a)
The loss during 2013 is primarily attributable to the net effect of (i) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the British pound sterling, euro and Swiss franc markets, (iii) losses associated with increases in market interest rates in the U.S. dollar market, (iv) gains associated with decreases in the values of the Chilean peso, Czech koruna, Swiss franc, Polish zloty and Hungarian forint relative to the euro, and (v) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during 2013 includes a net gain of $15.3 million resulting from changes in our credit risk valuation adjustments. The loss during 2012 is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint, Polish zloty, Swiss franc, and Czech koruna markets, (ii) losses associated with increases in the values of the Polish zloty, Hungarian forint, Chilean peso, Swiss franc, and Czech koruna relative to the euro, (iii) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar and (iv) gains associated with decreases in market interest rates in the U.S. dollar market. In addition, the loss during 2012 includes a net loss of $57.3 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 7 to our consolidated financial statements.

(c)
Primarily includes activity related to deal contingent foreign currency forward contracts that were settled in connection with the Virgin Media Acquisition and the foreign currency forward contracts of LGE Financing.

For additional information concerning our derivative instruments, see notes 6 and 7 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2013	2012
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(280.0)	$229.3
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	249.3	—
Yen denominated debt issued by a U.S. dollar functional currency entity	192.3	135.7
U.S. dollar denominated debt issued by euro functional currency entities	160.7	74.0
Cash and restricted cash denominated in a currency other than the entity’s functional currency	94.6	0.5
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	(37.3)	—
Euro denominated debt issued by a U.S. dollar functional currency entity	(34.6)	—
Other	4.3	(1.1)
Total	$349.3	$438.4
_______________

(a)
Amounts primarily relate to (i) loans between certain of our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, and (ii) loans between certain of our non-operating subsidiaries in the U.S., Europe and Chile.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2013	2012
	in millions
Investments (a):
Ziggo	$582.9	$—
Sumitomo	(6.8)	(38.2)
Other, net (b)	(52.0)	28.0
Total	$524.1	$(10.2)
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 5 and 7 to our consolidated financial statements.

(b)
The 2013 amount includes decreases in the fair values of our investments in Cyfra+ and O3B Networks Limited that are attributable to negative developments in the respective business plans of these entities. The 2012 amount primarily includes an increase in the fair value of our investment in Cyfra+.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $212.2 million during 2013.  These losses include the following:

•
aggregate losses of $112.5 million during the first and fourth quarters related to the redemption of all of Unitymedia KabelBW’s euro-denominated 8.125% senior secured notes, including (i) $75.0 million representing the difference between the principal amount and redemption price of the debt redeemed and (ii) $37.5 million associated with the write-off of deferred financing costs and an unamortized discount;

•
an $85.5 million loss during the first quarter, which includes (i) $35.6 million of aggregate redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged; and

•
an $11.9 million loss during the second quarter in connection with the prepayment of amounts outstanding under certain facilities of the UPC Broadband Holding Bank Facility, including (i) $7.7 million of third-party costs and (ii) $4.2 million associated with the write-off of deferred financing costs and an unamortized discount.

We recognized losses on debt modification, extinguishment and conversion, net, of $213.8 million during 2012.  These losses include the following:

•
a $175.8 million loss during the fourth quarter associated with the redemption and repurchase of all of the 2009 UM Dollar Senior Secured Notes and a portion of the 2009 UM Euro Senior Secured Notes, including a loss of (i) $125.9 million representing the difference between the principal amount and redemption price of the debt redeemed and (ii) $49.4 million associated with the write-off of deferred financing costs and an unamortized discount;

•
a $16.3 million loss associated with the repayment of borrowings under the UPC Broadband Holding Bank Facility, including a $12.4 million loss during the fourth quarter associated with the write-off of deferred financing costs and an unamortized discount in connection with the prepayment of Facility AB;

•	a $10.2 million loss during the third quarter representing the difference between the carrying value and redemption price of the UM Senior Secured Floating-Rate Exchange Notes; and

•
a $7.0 million loss incurred by Unitymedia KabelBW associated with the Unitymedia KabelBW Exchange and the Special Optional Redemptions, including $5.6 million of third-party costs and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

For additional information concerning our losses on debt modification, extinguishment and conversion, net, see note 9 to our consolidated financial statements.

Income tax expense

We recognized income tax expense of $355.5 million and $75.0 million during 2013 and 2012, respectively.

The income tax expense during 2013 differs from the expected income tax benefit of $121.1 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, including $51.1 million related to the reversal of a litigation provision in the third quarter, as further described in note 16 to our consolidated financial statements, (iii) a loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition and (iv) a net increase in valuation allowance. The negative impacts of these items were partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (ii) tax effect of intercompany financing.

The income tax expense during 2012 differs from the expected income tax benefit of $178.1 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Loss from continuing operations

During 2013 and 2012, we reported losses from continuing operations of $882.0 million and $583.9 million, respectively, including (i) operating income of $2,012.1 million and $1,983.1 million, respectively, (ii) net non-operating expenses of $2,538.6 million and $2,492.0 million, respectively, and (iii) income tax expense of $355.5 million and $75.0 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility, and as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Liquidity and Capital Resources — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Discontinued operations

Our loss from discontinued operations of $23.7 million during 2013 relates to the operations of the Chellomedia Disposal Group and our earnings from discontinued operations of $47.1 million during 2012 relates to the operations of Austar and the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of discontinued operations of $924.1 million during 2012 related to the May 23, 2012 completion of the Austar Transaction. For additional information, see note 4 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $6.3 million during 2013, as compared to 2012, due primarily to the net impact of (i) an increase due to the net effect of (a) an improvement in the results of operations of Telenet and (b) the impact of a decrease in the noncontrolling interests’ share of Telenet’s results following the Telenet Tender, (ii) a decline in the results of the VTR Group and (iii) a decrease associated with our May 2012 disposition of Austar.

2012 compared to 2011

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)		Organic increase
	2012	2011	$	%	%
	in millions
Subscription revenue (a):
Video	$4,637.6	$4,397.7	$239.9	5.5	2.1
Broadband internet (b)	2,407.0	2,203.4	203.6	9.2	9.2
Fixed-line telephony (b)	1,518.9	1,299.2	219.7	16.9	8.3
Cable subscription revenue	8,563.5	7,900.3	663.2	8.4	5.1
Mobile (c)	131.5	76.9	54.6	71.0	70.1
Total subscription revenue	8,695.0	7,977.2	717.8	9.0	5.7
B2B revenue (d)	467.9	495.0	(27.1)	(5.5)	0.4
Other revenue (b) (e)	767.9	646.1	121.8	18.9	11.9
Total	$9,930.8	$9,118.3	$812.5	8.9	5.9
 _________________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other revenue for all periods presented.

(c)
Mobile subscription revenue excludes $35.1 million and $13.4 million, respectively, of mobile interconnect revenue. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(d)
These amounts include B2B revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $59.7 million and $50.4 million, respectively, is included in cable subscription revenue.

(e)	Other revenue includes, among other items, interconnect, installation and carriage fee revenue.

Total revenue. Our consolidated revenue increased $812.5 million during 2012, as compared to 2011. This increase includes $997.5 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $535.9 million or 5.9%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2012, as compared to 2011, are as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$374.2
ARPU	28.9
Total increase in cable subscription revenue	403.1
Increase in mobile revenue	53.9
Total increase in subscription revenue	457.0
Impact of acquisitions	890.4
Impact of FX	(629.6)
Total	$717.8

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $403.1 million or 5.1% during 2012, as compared to 2011. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $201.9 million or 9.2%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) an increase in subscription revenue from fixed-line telephony services of $108.2 million or 8.3%, as the impact of an increase in the average number of fixed-line telephony RGUs was only partially offset by lower ARPU from fixed-line telephony services and (iii) an increase in subscription revenue from video services of $93.0 million or 2.1%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs. Our consolidated mobile subscription revenue increased $53.9 million or 70.1% during 2012, as compared to 2011. This increase is attributable to (i) an increase in the average number of mobile subscribers in Belgium and (ii) the launch of mobile services by VTR Wireless in May 2012 in Chile.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $2.0 million or 0.4% during 2012, as compared to 2011. This increase is primarily attributable to increases in Austria, the Netherlands and the Czech Republic.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue increased $76.9 million or 11.9% during 2012, as compared to 2011. This increase is attributable to (i) an increase in Germany due primarily to (1) an increase in installation revenue, (2) an increase in interconnect revenue and (3) an increase in network usage revenue and (ii) an increase in Belgium due primarily to (a) an increase in interconnect revenue and (b) an increase in mobile handset sales.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2012 compared to 2011 above.

Operating expenses

Our operating expenses increased $250.8 million during 2012, as compared to 2011. This increase includes $286.0 million attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which decreased $6.6 million during 2012. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses increased $214.7 million or 7.0% during 2012, as compared to 2011. This increase primarily is attributable to increases in (i) programming and copyright costs, (ii) mobile costs, primarily in Belgium and Chile, (iii) interconnect and access costs and (iv) outsourced labor and professional fees. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $152.1 million during 2012, as compared to 2011. This increase includes $127.9 million attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which decreased $12.7 million during 2012. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $159.1 million or 10.0% during 2012, as compared to 2011. This increase primarily reflects net increases in (i) sales and marketing costs, (ii) personnel costs, (iii) facilities expenses in the European Operations Division and the VTR Group and (iv) outsourced labor and professional fees. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2012	2011
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$33.0	$46.8
Other share-based incentive awards	46.0	43.4
Total Liberty Global shares	79.0	90.2
Telenet share-based incentive awards (b)	31.2	40.0
Other	2.2	4.7
Total	$112.4	$134.9
Included in:
Operating expense	$8.5	$15.1
SG&A expense	101.6	114.3
Total	$110.1	$129.4
 ________________

(a)	Includes share-based compensation expense related to the Liberty Global PSUs for both years presented and the Liberty Global Performance Plans for 2011.

(b)
During the second quarters of 2012 and 2011, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns, as further described in note 11 to our consolidated financial statements. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $12.6 million and $15.8 million, respectively, and continues to recognize additional share-based compensation expense as the underlying options vest.

For additional information concerning our share-based compensation, see note 12 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $237.2 million during 2012 as compared to 2011. Excluding the effects of FX, depreciation and amortization expense increased $438.0 million or 18.1%. This increase is due primarily to the net effect of (i) an increase associated with acquisitions, primarily in Germany, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease associated with certain assets becoming fully depreciated, largely in Belgium, Switzerland, Chile and the Netherlands.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $76.2 million during 2012, as compared to $64.0 million during 2011. The 2012 amount includes (i) aggregate restructuring charges of $53.0 million associated with employee severance and termination costs related to certain reorganization activities, primarily in Germany, and (ii) $20.4 million of direct acquisition costs, primarily related to the Puerto Rico Transaction. The 2011 amount includes (i) $31.5 million of direct acquisition costs, including $22.3 million and $6.3 million attributable to the KBW Acquisition and the Aster Acquisition, respectively, and (ii) restructuring charges of $21.1 million, primarily related to reorganization and integration activities in Europe and Chile.

For additional information regarding our restructuring charges, see note 13 to our consolidated financial statements.

Interest expense

Our interest expense increased $219.9 million during 2012, as compared to 2011. Excluding the effects of FX, interest expense increased $348.2 million or 24.0%. This increase is primarily attributable to higher average outstanding debt balances. In addition, interest expense was impacted by a slightly lower weighted average interest rate. The slight decrease in our weighted average interest rate is primarily related to the net effect of (i) decreases in certain of the base rates for our variable rate indebtedness and (ii) the completion of certain financing transactions that resulted in extended maturities, certain of which resulted in an increase to our weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our consolidated financial statements.

It is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates on our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our interest and dividend income decreased $30.8 million during 2012, as compared to 2011. This decrease is primarily attributable to the net effect of (i) a decrease in interest income due to (a) a lower weighted average interest rate earned on our cash and cash equivalent and restricted cash balances and (b) lower average cash and cash equivalent and restricted cash balances and (ii) an increase in dividend income related to our investment in shares of Sumitomo (before taking into account the impact of the Sumitomo Collar).

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

	Year ended December 31,
	2012	2011
	in millions

Cross-currency and interest rate derivative contracts (a)	$(958.3)	$(110.6)
Equity-related derivative instruments (b):
Sumitomo Collar	(109.0)	89.9
Other	—	(2.7)
Total equity-related derivative instruments	(109.0)	87.2
Foreign currency forward contracts	(6.0)	(36.1)
Other	3.0	(0.4)
Total	$(1,070.3)	$(59.9)
 _______________

(a)
The loss during 2012 is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Hungarian forint, Polish zloty, Swiss franc, and Czech koruna markets, (ii) losses associated with increases in the values of the Polish zloty, Hungarian forint, Chilean peso, Swiss franc, and Czech koruna relative to the euro, (iii) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar and (iv) gains associated with decreases in market interest rates in the U.S. dollar market. In addition, the loss during 2012 includes a net loss of $57.3 million resulting from changes in our credit risk valuation adjustments. The loss during 2011 is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Polish zloty and Czech koruna markets, (ii) gains associated with decreases in the values of the Polish zloty, Hungarian forint and Chilean peso relative to the euro and (iii) gains associated with decreases in the values of the euro and Chilean peso relative to the U.S. dollar. In addition, the loss during 2011 includes a net gain of $42.9 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 7 to our consolidated financial statements.

For additional information concerning our derivative instruments, see notes 6 and 7 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2012	2011
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$229.3	$(354.0)
U.S. dollar denominated debt issued by euro functional currency entities	74.0	(102.0)
Yen denominated debt issued by a U.S. dollar functional currency entity	135.7	(63.0)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	0.5	(40.7)
Other	(1.1)	(6.9)
Total	$438.4	$(566.6)
 ______________

(a)
Amounts primarily relate to (i) loans between certain of our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, and (ii) loans between certain of our non-operating subsidiaries in the U.S., Europe and Chile.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Realized and unrealized losses due to changes in fair values of certain investments and debt, net

Our realized and unrealized losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. The details of our realized and unrealized losses due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2012	2011
	in millions
Investments (a):
Sumitomo	$(38.2)	$(28.2)
Other, net (b)	28.0	(16.5)
Debt — UGC Convertible Notes (c)	—	(107.0)
Total	$(10.2)	$(151.7)
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 5 and 7 to our consolidated financial statements.

(b)
The 2012 amount primarily includes an increase in the fair value of our investment in Cyfra+. The 2011 amount includes decreases in the fair value of (i) our investment in a broadband communications operator in Switzerland and (ii) Cyfra+.

(c)	Represents the change in the fair value of the UGC Convertible Notes prior to their conversion into LGI common stock in April 2011.

Losses on debt modification, extinguishment and conversion, net

We recognized losses on debt modification, extinguishment and conversion, net, of $213.8 million during 2012.  These losses include the following:

•
a $175.8 million loss during the fourth quarter associated with the redemption and repurchase of all of the 2009 UM Dollar Senior Secured Notes and a portion of the 2009 UM Euro Senior Secured Notes, including a loss of (a) $125.9 million representing the difference between the principal amount and redemption price of the debt redeemed and (b) $49.4 million associated with the write-off of deferred financing costs and an unamortized discount;

•
a $16.3 million loss associated with the repayment of borrowings under the UPC Broadband Holding Bank Facility, including a $12.4 million loss during the fourth quarter associated with the write-off of deferred financing costs and an unamortized discount in connection with the prepayment of Facility AB;

•	a $10.2 million loss during the third quarter representing the difference between the carrying value and redemption price of the UM Senior Secured Floating-Rate Exchange Notes; and

•
a $7.0 million loss incurred by Unitymedia KabelBW associated with the Unitymedia KabelBW Exchange and the Special Optional Redemptions, including $5.6 million of third-party costs and a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

We recognized losses on debt modification, extinguishment and conversion, net, of $218.4 million during 2011.  These losses include the following:

•	a $187.2 million debt conversion loss of recognized primarily during the second quarter of 2011 related to the exchange of substantially all of the LGI Convertible Notes for LGI common stock and cash;

•
a $15.7 million loss during the first quarter of 2011 related to the write-off of deferred financing costs and an unamortized discount in connection with the prepayment of amounts outstanding under Facilities M, P, T and U of the UPC Broadband Holding Bank Facility; and

•
$14.8 million loss associated with the prepayment of amounts outstanding under Facilities K, L1, G and J under the Telenet Credit Facility, representing (i) a $9.5 million write-off of deferred financing costs and (ii) the incurrence of $5.3 million of third-party costs.

For additional information concerning our losses on debt modification, extinguishment and conversion, net, see note 9 to our consolidated financial statements.

Income tax expense

We recognized income tax expense of $75.0 million and $241.1 million during 2012 and 2011, respectively.

The income tax expense during 2012 differs from the expected income tax benefit of $178.1 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

The income tax expense during 2011 differs from the expected income tax benefit of $196.1 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impacts of (i) a net increase in valuation allowances, including $222.7 million of valuation allowances that were recorded in France during the fourth quarter of 2011 due to a modification of our intercompany financing structure in that jurisdiction that resulted largely from a change in local tax law and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Loss from continuing operations

During 2012 and 2011, we reported losses from continuing operations of $583.9 million and $801.5 million, respectively, including (i) operating income of $1,983.1 million and $1,822.9 million, respectively, (ii) net non-operating expenses of $2,492.0 million and $2,383.3 million, respectively, and (iii) income tax expense of $75.0 million and $241.1 million, respectively.

Discontinued operations

Our earnings from our discontinued operations of $47.1 million and $130.5 million during 2012 and 2011, respectively, relates to the operations of Austar and the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of discontinued operations of $924.1 million during 2012 related to the May 23, 2012 completion of the Austar Transaction. The decrease in earnings from our discontinued operations is due to a decline in Austar’s operating results that was only partially offset by an improvement in the Chellomedia Disposal Group’s operating results. The decline in Austar’s operating results is due largely to (i) the $80.7 million after-tax impact of the gain on the sale of Austar’s spectrum licenses that was included in Austar’s results of operations during the first quarter of 2011 and (ii) the sale of Austar during the second quarter of 2012. The above factors were partially offset by the impact of not recording depreciation and amortization on Austar’s long-lived assets during 2012 as a result of our determination that Austar was held-for-sale effective December 31, 2011. For additional information, see note 4 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests include the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $37.2 million during 2012, as compared to 2011, due primarily to the net impact of (i) a decrease associated with a decline in the results of operations of Austar, as discussed in the preceding paragraph, (ii) a decrease associated with a decline in the results of operations of Telenet and (iii) an increase associated with an improvement in the results of operations of the VTR Group.

Liquidity and Capital Resources

Sources and Uses of Cash

Although our consolidated operating subsidiaries have generated cash from operating activities, the terms of the instruments governing the indebtedness of certain of these subsidiaries, including Virgin Media, UPC Broadband Holding, UPC Holding, Unitymedia KabelBW, Telenet, VTR Finance and Liberty Puerto Rico, may restrict our ability to access the assets of these subsidiaries. As set forth in the table below, these subsidiaries accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2013. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2013 are set forth in the following table. With the exception of the amount for Liberty Global, which is reported on a standalone basis, the amounts presented below include the cash and cash equivalents of the named entity and its subsidiaries unless otherwise noted (in millions):

Cash and cash equivalents held by:
Liberty Global and non-operating subsidiaries:
Liberty Global	$796.2
Non-operating subsidiaries	698.4
Total Liberty Global and non-operating subsidiaries	1,494.6
Operating subsidiaries:
UPC Holding (excluding VTR Group)	645.4
Virgin Media (a)	49.3
Telenet	295.2
VTR Group	162.8
Chellomedia (b)	26.4
Unitymedia KabelBW	18.7
Liberty Puerto Rico	9.5
Total operating subsidiaries	1,207.3
Total cash and cash equivalents	$2,701.9
_________________

(a)
Represents cash and cash equivalents held by the Virgin Media Borrowing Group. The $518.8 million of cash and cash equivalents of Virgin Media are included in the amount shown for Liberty Global’s non-operating subsidiaries.

(b)
Represents the cash and cash equivalents of Chellomedia at December 31, 2013 that are not attributed to the Chellomedia Disposal Group. For information regarding the Chellomedia Transaction, see note 4 to our consolidated financial statements.

Liquidity of Liberty Global and its Non-operating Subsidiaries

The $796.2 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $698.4 million of cash and cash equivalents held by Liberty Global’s non-operating subsidiaries, represented available liquidity at the corporate level at December 31, 2013. Our remaining cash and cash equivalents of $1,207.3 million at December 31, 2013 were held by our operating subsidiaries as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our operating subsidiaries. For information regarding limitations imposed by our subsidiaries’ debt instruments at December 31, 2013, see note 9 to our consolidated financial statements.

As described in greater detail below, our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s non-operating subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our non-operating subsidiaries’ cash and cash equivalents and investments.

From time to time, Liberty Global and its non-operating subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s operating subsidiaries or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its non-operating subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its non-operating subsidiaries or the issuance of equity securities by Liberty Global. No assurance can be given that any external funding would be available to Liberty Global or its non-operating subsidiaries on favorable terms, or at all. For information concerning the disposition of the Chellomedia Disposal Group, see note 4 to our consolidated financial statements. For information concerning capital distributions of Telenet and VTR GlobalCom, see note 11 to our consolidated financial statements.

At December 31, 2013, our consolidated cash and cash equivalents balance includes $2,667.9 million that is held outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase programs.

The ongoing cash needs of Liberty Global and its non-operating subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan, the Ziggo Collar Loan and the Ziggo Margin Loan. In addition, Liberty Global and its non-operating subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. For information concerning the contingencies of Liberty Global and its non-operating subsidiaries, see note 16 to our consolidated financial statements.

As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” On June 19, 2013, we received approval from the English Companies Court to reduce our share premium and in connection with that approval, we recognized Distributable Reserves of approximately $29.0 billion. For additional information, see note 11 to our consolidated financial statements. For information regarding a share dividend that was declared by our board of directors subsequent to December 31, 2013, see note 19 to our consolidated financial statements.

During 2013, we repurchased a total of 6,550,197 shares of our Liberty Global Class A ordinary shares or LGI Series A common stock at a weighted average price of $73.82 per share and 9,105,600 shares of our Liberty Global Class C ordinary shares or LGI Series C common stock at a weighted average price of $73.41 per share, for an aggregate purchase price of $1,151.9 million, including direct acquisition costs and the effects of derivative instruments. At December 31, 2013, the remaining amount authorized for share repurchases was $2,522.1 million. Subsequent to December 31, 2013, our board of directors increased the amount authorized under our current repurchase program by $1.0 billion. We currently intend to complete this repurchase program by the end of 2015.

Liquidity of Operating Subsidiaries

The cash and cash equivalents of our operating subsidiaries are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our operating subsidiaries are cash provided by operations and, in the case of UPC Broadband Holding, Virgin Media, Unitymedia KabelBW, Telenet, VTR Finance and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2013, see note 9, and for information regarding certain financing transactions completed by VTR Finance in January 2014, see note 19 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its non-operating subsidiaries. Our operating subsidiaries’ liquidity generally is used to fund property and equipment additions and debt service requirements. From time to time, our operating subsidiaries may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our operating subsidiaries on favorable terms, or at all. For information concerning (a) the acquisitions and (b) the contingencies of our subsidiaries, see notes 3 and 16 to our consolidated financial statements, respectively.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan, the Ziggo Collar Loan and the Ziggo Margin Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. The ratio of our December 31, 2013 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2013 was 5.3x. In addition, the ratio of our December 31, 2013 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended December 31, 2013 was 4.9x.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 6 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our subsidiaries. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. At December 31, 2013, each of our borrowing subsidiaries was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to our subsidiaries’ debt covenants that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2013, our outstanding consolidated debt and capital lease obligations aggregated $44.7 billion, including $1,023.4 million that is classified as current in our consolidated balance sheet and $38.9 billion that is not due until 2018 or thereafter.

We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2013.

For additional information concerning our debt and capital lease obligations, see note 9 to our consolidated financial statements.

Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Consolidated Statements of Cash Flows — 2013 compared to 2012

Summary. The 2013 and 2012 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2013	2012	Change
	in millions

Net cash provided by operating activities	$3,921.0	$2,837.5	$1,083.5
Net cash used by investing activities	(7,950.1)	(957.7)	(6,992.4)
Net cash provided (used) by financing activities	4,623.3	(1,465.1)	6,088.4
Effect of exchange rate changes on cash	85.4	28.3	57.1
Net increase in cash and cash equivalents	$679.6	$443.0	$236.6

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the impact of the Virgin Media Acquisition, (iii) an increase in the reported net cash provided by operating activities due to FX, (iv) a decrease in cash provided due to higher net cash payments for taxes and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to (i) an increase in cash used of $3,919.2 million associated with higher cash paid in connection with acquisitions, (ii) an increase in cash used of $1,317.9 million associated with higher cash paid in connection with investments in and loans to affiliates and others, due primarily to the cash we paid to acquire Ziggo shares during 2013, (iii) an increase in cash used of $1,055.4 million associated with cash proceeds received in connection with the Austar Transaction during 2012 and (iv) an increase in cash used of $613.2 million associated with higher capital expenditures. Capital expenditures increased from $1,868.3 million during 2012 to $2,481.5 million during 2013, primarily due to an increase related to the Virgin Media Acquisition and other less significant acquisitions that was only partially offset by a net decrease in the local currency capital expenditures of our subsidiaries.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under vendor financing or capital lease arrangements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in the consolidated statements of cash flows is set forth below:

	Year ended December 31,
	2013	2012
	in millions

Property and equipment additions	$3,161.6	$2,258.6
Assets acquired under capital-related vendor financing arrangements	(573.5)	(246.5)
Assets acquired under capital leases	(143.0)	(63.1)
Changes in current liabilities related to capital expenditures	36.4	(80.7)
Capital expenditures	$2,481.5	$1,868.3

The European Operations Division accounted for $2,901.0 million and $1,981.6 million (including $755.4 million and nil attributable to Virgin Media, $543.4 million and $559.5 million attributable to Unitymedia KabelBW and $453.7 million and $440.0 million attributable to Telenet) of our consolidated property and equipment additions during 2013 and 2012, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to the net effect of (i) an increase due to the Virgin Media Acquisition and other less significant acquisitions, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) an increase due to FX, (iv) a decrease in expenditures for the purchase and installation of customer premises equipment and (v) an increase in expenditures for new build and upgrade projects to expand services. During 2013 and 2012, the European Operations Division’s property and equipment additions represented 22.1% and 22.5% (including 20.7% and nil for Virgin Media, 21.2% and 24.2% for Unitymedia KabelBW and 20.8% and 22.9% for Telenet) of its revenue, respectively.

The VTR Group accounted for $188.5 million and $243.4 million (including $8.7 million and $36.7 million attributable to VTR Wireless) of our consolidated property and equipment additions during 2013 and 2012, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) a decrease in expenditures for new build and upgrade projects, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems and (v) a decrease due to FX. During 2013 and 2012, the VTR Group’s property and equipment additions represented 19.0% and 25.9% (18.1% and 22.0% excluding VTR Wireless) of its revenue, respectively.

We expect the percentage of revenue represented by our aggregate 2014 consolidated property and equipment additions to decline slightly as compared to 2013, with the 2014 percentage expected to range from 21% to 23% for the European Operations Division (including 19% to 21% for Virgin Media, 20% to 22% for Unitymedia KabelBW and 19% to 21% for Telenet) and 18% to 20% for the VTR Group. The actual amount of the 2014 consolidated property and equipment additions and the 2014 property and equipment additions of the European Operations Division (including Virgin Media, Unitymedia KabelBW and Telenet) and the VTR Group may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans or (c) our current or expected future operating results and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) an increase in cash of $3,534.2 million due primarily to a change in cash collateral associated with the Virgin Media Acquisition, (ii) an increase in cash of $3,003.8 million due to the release of restricted cash in connection with the Telenet Tender, (iii) an increase in cash of $632.9 million due to higher cash received related to derivative instruments, (iv) a decrease in cash of $458.0 million related to shares purchased in connection with the Telenet Tender, (v) a decrease in cash of $256.1 million related to lower net borrowings of debt, (vi) a decrease in cash of $203.0 million related to higher distributions by subsidiaries to noncontrolling interests, (vii) a decrease in cash of $186.9 million related to higher repurchases of our shares and (viii) a decrease in cash of $159.8 million due to higher payments for financing costs, debt premiums and exchange offer consideration.

Consolidated Statements of Cash Flows — 2012 compared to 2011

Summary. The 2012 and 2011 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2012	2011	Change
	in millions

Net cash provided by operating activities	$2,837.5	$2,510.2	$327.3
Net cash used by investing activities	(957.7)	(4,020.4)	3,062.7
Net cash used by financing activities	(1,465.1)	(641.7)	(823.4)
Effect of exchange rate changes on cash	28.3	32.6	(4.3)
Net increase (decrease) in cash and cash equivalents	$443.0	$(2,119.3)	$2,562.3

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, including the impact of the KBW Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, largely attributable to the KBW Acquisition, (iii) a decrease in the reported net cash provided by operating activities due to FX, (iv) an increase in cash provided due to lower net cash payments for taxes and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to (i) a decrease in cash used of $1,826.3 million due to lower cash paid in connection with acquisitions, (ii) a decrease in cash used of $1,055.4 million associated with cash proceeds received in connection with the Austar Transaction, (iii) a decrease in cash used of $127.5 million related to an escrow account that was established in connection with the March 2011 execution of the KBW Purchase Agreement and (iv) a decrease in cash used of $52.5 million associated with lower capital expenditures. Capital expenditures decreased from $1,920.8 million during 2011 to $1,868.3 million during 2012, as an increase in the local currency capital expenditures of our subsidiaries, including an increase due to the KBW Acquisition and other less significant acquisitions, was more than offset by a decrease due to FX.

A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in the consolidated statements of cash flows is set forth below:

	Year ended December 31,
	2012	2011
	in millions

Property and equipment additions	$2,258.6	$2,125.4
Assets acquired under capital-related vendor financing arrangements	(246.5)	(101.4)
Assets acquired under capital leases	(63.1)	(38.2)
Changes in current liabilities related to capital expenditures	(80.7)	(65.0)
Capital expenditures	$1,868.3	$1,920.8

The European Operations Division accounted for $1,981.6 million and $1,824.0 million (including $559.5 million and $371.0 million attributable to Unitymedia KabelBW and $440.0 million and $413.3 million attributable to Telenet) of our consolidated property and equipment additions during 2012 and 2011, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) a decrease due to FX, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (iv) an increase in expenditures for new build and upgrade projects to expand services. During 2012 and 2011, the European Operations Division’s property and equipment additions represented 22.5% and 22.6% (including 24.2% and 25.6% for Unitymedia KabelBW and 22.9% and 21.5% for Telenet) of its revenue, respectively.

The VTR Group accounted for $243.4 million and $270.8 million (including $36.7 million and $86.9 million attributable to VTR Wireless) of our consolidated property and equipment additions during 2012 and 2011, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease in expenditures related to the construction of the VTR Wireless mobile network, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease in expenditures for support capital, such as information technology upgrades and general support systems, and (v) a decrease due to FX. During 2012 and 2011, the VTR Group’s property and equipment additions represented 25.9% and 30.5% (22.0% and 20.7% excluding VTR Wireless) of its revenue, respectively.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,464.1 million to fund restricted cash related to the Telenet Tender, (ii) a decrease in cash used of $504.1 million related to higher net borrowings of debt, (iii) a decrease in cash used of $124.2 million related to the release of cash collateral, (iv) a decrease in cash used of $88.4 million due to higher cash contributions from noncontrolling interest owners to Liberty Global subsidiaries, (v) a decrease in cash used of $81.6 million due to lower cash distributions from Liberty Global subsidiaries to noncontrolling interest owners, (vi) a decrease in cash used of $61.8 million resulting from lower cash payments of net settled employee withholding taxes on share incentive awards and (vii) an increase in cash used of $57.7 million due to higher repurchases of our Liberty Global Series A and Series C common stock. The increase in our net borrowings of debt was partially offset by a decrease due to FX.

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

The following table provides the details of our free cash flow:

	Year ended December 31,
	2013	2012	2011
	in millions

Net cash provided by operating activities of our continuing operations	$3,921.0	$2,837.5	$2,510.2
Excess tax benefits from share-based compensation	41.0	6.7	37.7
Cash payments for direct acquisition and disposition costs	61.0	31.5	19.6
Capital expenditures	(2,481.5)	(1,868.3)	(1,920.8)
Principal payments on vendor financing obligations	(320.4)	(104.7)	(10.0)
Principal payments on certain capital leases	(95.8)	(17.5)	(11.4)
Free cash flow	$1,125.3	$885.2	$625.3

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

Contractual Commitments

The U.S. dollar equivalents of the commitments of our continuing operations as of December 31, 2013 are presented below:

	Payments due during:
	2014	2015	2016	2017	2018	Thereafter	Total
	in millions

Debt (excluding interest)	$787.6	$354.5	$2,352.3	$1,691.6	$3,436.6	$34,069.1	$42,691.7
Capital leases (excluding interest)	233.0	191.9	147.5	100.0	86.0	1,089.9	1,848.3
Network and connectivity commitments	398.5	338.3	283.7	267.3	145.8	1,358.6	2,792.2
Programming obligations	497.6	374.8	258.8	132.2	32.2	1.7	1,297.3
Purchase commitments	791.9	145.1	60.9	10.4	3.4	—	1,011.7
Operating leases	177.6	148.0	118.9	97.0	64.5	320.3	926.3
Other commitments	326.6	236.5	155.9	117.6	54.2	66.1	956.9
Total (a)	$3,212.8	$1,789.1	$3,378.0	$2,416.1	$3,822.7	$36,905.7	$51,524.4
Projected cash interest payments on debt and capital lease obligations (b)	$2,462.9	$2,446.5	$2,440.3	$2,341.1	$2,189.9	$6,118.8	$17,999.5
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2013 consolidated balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($371.1 million at December 31, 2013) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of December 31, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW and (iv) certain commitments of Telenet to purchase broadcasting capacity on a DTT network. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2013, 2012 and 2011, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,685.4 million, $1,055.7 million and $965.3 million, respectively (including intercompany charges that eliminate in consolidation of $28.0 million, $38.7 million and $40.4 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $47.4 million, $45.6 million and $49.4 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement, as described in note 19 to our consolidated financial statements) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar arrangements, pursuant to which we expect to make payments in future periods.  For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivatives below.  For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2013, 2012 and 2011, see note 6 to our consolidated financial statements. For information concerning our defined benefit plans, see note 14 to our consolidated financial statements.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

Critical Accounting Policies, Judgments and Estimates

In connection with the preparation of our consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. We believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change:

•	Impairment of property and equipment and intangible assets (including goodwill);

•	Costs associated with construction and installation activities;

•	Useful lives of long-lived assets;

•	Fair value measurements; and

•	Income tax accounting.

We have discussed the selection of the aforementioned critical accounting policies with the Audit Committee of our Board of Directors. For additional information concerning our significant accounting policies, see note 2 to our consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 80% of our total assets at December 31, 2013.

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and other indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to franchise rights or other indefinite-lived intangible assets, if is is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the franchise right or other indefinite-lived intangible asset is also charged to operations as an impairment loss.

When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of one of our reporting units, Telenet, is publicly traded in an active market. For this reporting unit, our fair value determination is based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2013 qualitative assessment of our reporting unit carrying values, we determined that it was more likely than not that fair value exceeded carrying value for all but one small reporting unit. Upon our determination of the implied fair value of the goodwill and other long-lived assets of this reporting unit, we concluded that the goodwill and long-lived assets of this reporting unit were not impaired.

During the three years ended December 31, 2013, the most significant impairment charge that we recorded with respect to our property and equipment and intangible assets was the $73.0 million impairment charge that Telenet recorded during the fourth quarter of 2013 to reduce the carrying value of the intangible assets related to certain of its spectrum rights. For additional information, see note 8 to our consolidated financial statements.

In the case of our broadband communications operations in Puerto Rico, a hypothetical decline of 20% or more in the fair value of this reporting unit could result in the need to record a goodwill impairment charge based on the results of our October 1, 2013 goodwill impairment test. At December 31, 2013, the goodwill associated with this reporting unit aggregated $347.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.
Costs Associated with Construction and Installation Activities

We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred.

The nature and amount of labor and other costs to be capitalized with respect to construction and installation activities involves significant judgment. In addition to direct external and internal labor and materials, we also capitalize other costs directly attributable to our construction and installation activities, including dispatch costs, quality-control costs, vehicle-related costs and certain warehouse-related costs. The capitalization of these costs is based on time sheets, time studies, standard costs, call tracking systems and other verifiable means that directly link the costs incurred with the applicable capitalizable activity. We continuously monitor the appropriateness of our capitalization policies and update the policies when necessary to respond to changes in facts and circumstances, such as the development of new products and services, and changes in the manner that installations or construction activities are performed.

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated useful life of the assets. The determination of the useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological changes, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with finite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment and is primarily based on historical and forecasted subscriber disconnect rates, adjusted when necessary for risk associated with demand, competition, technological changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with finite lives. Any changes to estimated useful lives are reflected prospectively. Depreciation and amortization expense of our continuing operations during 2013, 2012 and 2011 was $4,276.4 million, $2,661.5 million and $2,424.3 million, respectively. A 10% increase in the aggregate amount of the depreciation and amortization expense of our continuing operations during 2013 would have resulted in a $427.6 million or 21.3% decrease in our 2013 operating income.

Fair Value Measurements

GAAP provides guidance with respect to the recurring and nonrecurring fair value measurements and for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments and fair value method investments, each of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of our interest rate and foreign currency derivative instruments and (ii) a binomial option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments and fair value method investments, see note 7 to our consolidated financial statements. See also notes 5 and 6 to our consolidated financial statements for information concerning our fair value method investments and derivative instruments, respectively.

Changes in the fair values of our derivative instruments and fair value method investments have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2013, 2012 and 2011, our continuing operations included net losses of $496.3 million, $1,080.5 million and $104.6 million, respectively, attributable to changes in the fair values of these items.

As further described in note 7 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments or disposal of our fair value method investments may differ materially from the recorded fair values at December 31, 2013.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Sensitivity Information below.

Nonrecurring Valuations. Our nonrecurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see notes 3, 7 and 8 to our consolidated financial statements.

Income Tax Accounting

We are required to estimate the amount of tax payable or refundable for the current year and the deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact of such items.

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2013, the aggregate valuation allowance provided against deferred tax assets was $7,052.8 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2013 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax positions as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we operate are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met, and accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2013, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $490.9 million, of which $419.0 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in non-U.S. subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted on a taxable basis in the foreseeable future, a net deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management intentions to reinvest the earnings of a foreign subsidiary indefinitely in light of anticipated liquidity requirements and other relevant factors. At December 31, 2013, income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $8.0 billion of cumulative temporary differences on non-U.S. entities. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these outside basis differences could have an adverse impact on our consolidated net earnings (loss).

For additional information concerning our income taxes, see note 10 to our consolidated financial statements.

Item 7A	. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At December 31, 2013, $1,035.6 million or 38.3%, $885.8 million or 32.8% and $560.6 million or 20.7% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro, U.S. dollar, and British pound sterling cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

We are also exposed to market price fluctuations related to our investments in Ziggo and Sumitomo shares. At December 31, 2013, the aggregate fair value of these investments was $2,609.5 million (including $1,049.4 million related to shares subject to re-use rights) and $572.9 million, respectively. All of our Sumitomo shares are held through the Sumitomo Collar and 24,957,000 or 43.8% of our Ziggo shares are held through the Ziggo Collar. For information concerning the terms of the Ziggo Collar and the related Ziggo Collar Loan, see note 6 to our consolidated financial statements. For those shares that are held through the Sumitomo Collar and the Ziggo Collar, our exposure to market risk is limited. A significant portion of our Ziggo shares are also pledged as security for the Ziggo Margin Loan, which is described in note 9 to our consolidated financial statements. For additional information concerning our investments in Sumitomo and Ziggo shares, see note 5 to our consolidated financial statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2013, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 6 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts) that are denominated in a currency other than the applicable functional currency. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2014, (i) less than 1% of our revenue, (ii) approximately 4% to 6% of our aggregate operating and SG&A expenses (exclusive of share-based compensation expense) and (iii) approximately 10% to 12% of our property and equipment additions will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile and Europe and (b) euros in Poland, the Czech Republic, Romania, Switzerland and Hungary. Our expectations with respect to our non-functional currency transactions in 2014 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts covering the forward purchase of the U.S. dollar, euro, British pound sterling, Swiss franc, Hungarian forint and Polish zloty and the forward sale of the euro, British pound sterling, Swiss franc, Czech koruna, Hungarian forint, Polish zloty and Chilean peso, to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2013. For additional information concerning our foreign currency forward contracts, see note 6 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the year ended December 31, 2013 was to the euro and British pound sterling as 41.6% and 37.3% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2013	2012
Spot rates:
Euro	0.7252	0.7577
British pound sterling	0.6036	0.6157
Swiss franc	0.8886	0.9146
Hungarian forint	215.62	220.83
Polish zloty	3.0135	3.0939
Czech koruna	19.828	19.009
Romanian lei	3.2434	3.3675
Chilean peso	525.45	478.79

	Year ended December 31,
	2013	2012	2011
Average rates:
Euro	0.7530	0.7779	0.7190
British pound sterling	0.6396	0.6310	0.6238
Swiss franc	0.9268	0.9376	0.8875
Hungarian forint	223.58	225.02	201.13
Polish zloty	3.1601	3.2539	2.9646
Czech koruna	19.559	19.555	17.690
Romanian lei	3.3273	3.4682	3.0497
Chilean peso	495.45	486.26	483.68

Inflation and Foreign Investment Risk

We are subject to inflationary pressures with respect to labor, programming and other costs. While we attempt to increase our revenue to offset increases in costs, there is no assurance that we will be able to do so. Therefore, costs could rise faster than associated revenue, thereby resulting in a negative impact on our operating results, cash flows and liquidity. The economic environment in the respective countries in which we operate is a function of government, economic, fiscal and monetary policies and various other factors beyond our control that could lead to inflation. We are unable to predict the extent that price levels might be impacted in future periods by the current state of the economies in the countries in which we operate.

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

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At December 31, 2013, we effectively paid a fixed interest rate on 96% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable December 31, 2013 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at December 31, 2013 declines to 92%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 6 to our consolidated financial statements.

Weighted Average Variable Interest Rate. At December 31, 2013, our variable-rate indebtedness aggregated $14.5 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.9%, excluding the effects of interest rate derivative contracts, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $72.5 million. As discussed above and in note 6 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At December 31, 2013, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $578.6 million, (ii) cash and cash equivalent and restricted cash balances of $2,725.2 million and (iii) aggregate undrawn debt facilities of $3,345.8 million.

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

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 6 and 7 to our consolidated financial statements.

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £498 million ($825 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £57 million ($94 million).

LGE Financing Foreign Currency Forward Contracts

Holding all other factors constant, at December 31, 2013:

(i)
an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar would have decreased the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €48 million ($66 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €57 million ($79 million); and

(ii)
an instantaneous increase of 10% in the value of the euro relative to the British pound sterling would have increased the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €24 million ($33 million) and conversely, a decrease of 10% would have decreased the aggregate fair value by approximately €32 million ($44 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2013:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €411 million ($567 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €146 million ($201 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €238 million ($328 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €107 million ($148 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €111 million ($153 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €16 million ($22 million).

Unitymedia KabelBW Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2013 an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency and interest rate derivative contracts by approximately €135 million ($186 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at December 31, 2013, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €47 million ($65 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €49 million ($68 million).

UPC Holding Cross-currency Options and Foreign Currency Forwards

Holding all other factors constant, at December 31, 2013, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency option and foreign currency forward contracts by approximately €33 million ($46 million) and conversely, a decrease of 10% would have increased the aggregate fair value by approximately €38 million ($52 million).

VTR GlobalCom Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2013, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR GlobalCom cross-currency and interest rate derivative contracts by approximately CLP 26.4 billion ($50 million).

Ziggo Collar

Holding all other factors constant, at December 31, 2013, an instantaneous increase of 10% in the per share market price of Ziggo’s common stock would have decreased the fair value of the Ziggo Collar by approximately €64 million ($88 million) and conversely, a decrease of 10% would have increased the fair value by €60 million ($83 million).

Sumitomo Collar

Holding all other factors constant, at December 31, 2013, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.3 billion ($50 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments at December 31, 2013. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2013. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	2014	2015	2016	2017	2018	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$500.9	$400.9	$340.9	$181.7	$147.5	$71.3	$1,643.2
Principal-related (b)	(152.1)	435.4	213.9	(18.7)	36.6	364.1	879.2
Other (c)	76.8	76.8	(80.2)	(113.7)	(70.3)	—	(110.6)
Total	$425.6	$913.1	$474.6	$49.3	$113.8	$435.4	$2,411.8
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency and cross-currency interest rate swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the Sumitomo Collar Loan and the Ziggo Collar Loan.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Liberty Global are filed under this Item, beginning on page II-73. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2013. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2013, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-71.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-72.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2013, using the criteria in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global plc:

We have audited Liberty Global plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial statement schedules I and II, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global plc:

We have audited the accompanying consolidated balance sheets of Liberty Global plc and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 13, 2014

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,701.9	$2,038.9
Trade receivables, net	1,588.7	1,031.0
Prepaid expenses	238.2	139.0
Current assets of discontinued operation (note 4)	238.7	—
Other current assets (notes 6 and 10)	715.1	516.9
Total current assets	5,482.6	3,725.8
Restricted cash (note 11)	5.8	1,516.7
Investments (including $3,481.8 million and $947.9 million, respectively, measured at fair value) (note 5)	3,491.2	950.1
Property and equipment, net (note 8)	23,974.9	13,437.6
Goodwill (note 8)	23,748.8	13,877.6
Intangible assets subject to amortization, net (note 8)	5,795.4	2,581.3
Long-term assets of discontinued operation (note 4)	513.6	—
Other assets, net (notes 6, 8 and 10)	4,702.0	2,218.6
Total assets	$67,714.3	$38,307.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2013	2012
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,072.9	$774.0
Deferred revenue and advance payments from subscribers and others	1,406.2	849.7
Current portion of debt and capital lease obligations (note 9)	1,023.4	363.5
Derivative instruments (note 6)	751.2	569.9
Accrued interest	598.7	351.8
Accrued programming	359.1	251.0
Current liabilities of discontinued operation (note 4)	127.5	—
Other accrued and current liabilities (notes 10 and 13)	2,344.0	1,460.4
Total current liabilities	7,683.0	4,620.3
Long-term debt and capital lease obligations (note 9)	43,680.9	27,161.0
Long-term liabilities of discontinued operation (note 4)	19.8	—
Other long-term liabilities (notes 6, 10, 13 and 14)	4,789.1	4,441.3
Total liabilities	56,172.8	36,222.6
Commitments and contingencies (notes 3, 6, 9, 10, 13, 14, 16 and 19)
Equity (note 11):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 222,081,117 and nil shares, respectively	2.2	—
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,147,184 and nil shares, respectively	0.1	—
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 161,996,684 and nil shares, respectively	1.6	—
Series A common stock, $0.01 par value. Authorized 500,000,000 shares; issued and outstanding nil and 142,284,430 shares, respectively	—	1.4
Series B common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding nil and 10,206,145 shares, respectively	—	0.1
Series C common stock, $0.01 par value. Authorized 500,000,000 shares; issued and outstanding nil and 106,402,667 shares, respectively	—	1.1
Additional paid-in capital	12,813.4	2,955.6
Accumulated deficit	(3,312.6)	(2,348.7)
Accumulated other comprehensive earnings, net of taxes	2,528.8	1,600.5
Treasury shares, at cost	(7.7)	—
Total Liberty Global shareholders	12,025.8	2,210.0
Noncontrolling interests	(484.3)	(124.9)
Total equity	11,541.5	2,085.1
Total liabilities and equity	$67,714.3	$38,307.7

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2013	2012	2011
	in millions, except share and per share amounts

Revenue	$14,474.2	$9,930.8	$9,118.3
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 12)	5,417.7	3,349.7	3,098.9
Selling, general and administrative (SG&A) (including share-based compensation) (note 12)	2,616.5	1,860.3	1,708.2
Depreciation and amortization	4,276.4	2,661.5	2,424.3
Release of litigation provision (note 16)	(146.0)	—	—
Impairment, restructuring and other operating items, net (notes 3, 8 and 13)	297.5	76.2	64.0
	12,462.1	7,947.7	7,295.4
Operating income	2,012.1	1,983.1	1,822.9
Non-operating income (expense):
Interest expense	(2,286.9)	(1,673.6)	(1,453.7)
Interest and dividend income	113.1	42.1	72.9
Realized and unrealized losses on derivative instruments, net (note 6)	(1,020.4)	(1,070.3)	(59.9)
Foreign currency transaction gains (losses), net	349.3	438.4	(566.6)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	524.1	(10.2)	(151.7)
Losses on debt modification, extinguishment and conversion, net (note 9)	(212.2)	(213.8)	(218.4)
Other expense, net	(5.6)	(4.6)	(5.9)
	(2,538.6)	(2,492.0)	(2,383.3)
Loss from continuing operations before income taxes	(526.5)	(508.9)	(560.4)
Income tax expense (note 10)	(355.5)	(75.0)	(241.1)
Loss from continuing operations	(882.0)	(583.9)	(801.5)
Discontinued operations (note 4):
Earnings (loss) from discontinued operations, net of taxes	(23.7)	47.1	130.5
Gain on disposal of discontinued operations, net of taxes	—	924.1	—
	(23.7)	971.2	130.5
Net earnings (loss)	(905.7)	387.3	(671.0)
Net earnings attributable to noncontrolling interests	(58.2)	(64.5)	(101.7)
Net earnings (loss) attributable to Liberty Global shareholders	$(963.9)	$322.8	$(772.7)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 2):
Continuing operations	$(2.79)	$(2.33)	$(3.19)
Discontinued operations	(0.08)	3.54	0.26
	$(2.87)	$1.21	$(2.93)

Weighted average ordinary shares outstanding - basic and diluted	336,174,270	267,320,720	263,742,301

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2013	2012	2011
	in millions

Net earnings (loss)	$(905.7)	$387.3	$(671.0)
Other comprehensive earnings, net of taxes (note 15):
Foreign currency translation adjustments	900.8	98.0	83.2
Reclassification adjustments included in net earnings	(0.7)	(12.1)	—
Other	11.3	5.4	(35.0)
Other comprehensive earnings	911.4	91.3	48.2
Comprehensive earnings (loss)	5.7	478.6	(622.8)
Comprehensive earnings attributable to noncontrolling interests	(41.3)	(64.8)	(80.7)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(35.6)	$413.8	$(703.5)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Global shareholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total Liberty Global shareholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2011	$1.2	$0.1	$1.1	$3,500.7	$(1,898.8)	$1,440.3	$3,044.6	$413.1	$3,457.7
Net loss	—	—	—	—	(772.7)	—	(772.7)	101.7	(671.0)
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	69.2	69.2	(21.0)	48.2
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(912.1)	—	—	(912.3)	—	(912.3)
LGI Notes Exchange and conversion of UGC Convertible Notes (note 9)	0.4	—	0.2	1,324.5	—	—	1,325.1	—	1,325.1
Share-based compensation (note 12)	—	—	—	81.0	—	—	81.0	—	81.0
Net excess tax benefits from share-based compensation	—	—	—	37.6	—	—	37.6	—	37.6
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(418.2)	(418.2)
LGI common stock issued in connection with equity incentive plans and related employee tax withholding, net	—	—	—	(79.7)	—	—	(79.7)	—	(79.7)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	12.6	—	—	12.6	50.4	63.0
Balance at December 31, 2011	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total Liberty Global shareholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2012	$1.5	$0.1	$1.2	$3,964.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4
Net earnings	—	—	—	—	322.8	—	322.8	64.5	387.3
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	91.0	91.0	0.3	91.3
Repurchase and cancellation of LGI common stock (note 11)	(0.1)	—	(0.1)	(980.5)	—	—	(980.7)	—	(980.7)
LGI call option contracts (note 11)	—	—	—	(53.2)	—	—	(53.2)	—	(53.2)
Share-based compensation (note 12)	—	—	—	70.4	—	—	70.4	—	70.4
Telenet Share Repurchase Agreement (note 11)	—	—	—	(62.8)	—	—	(62.8)	2.2	(60.6)
Sale of Austar (note 4)	—	—	—	—	—	—	—	(84.4)	(84.4)
Puerto Rico Transaction (note 3)	—	—	—	48.3	—	—	48.3	48.2	96.5
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	(351.3)	(351.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(31.2)	—	—	(31.2)	69.6	38.4
Balance at December 31, 2012	$1.4	$0.1	$1.1	$2,955.6	$(2,348.7)	$1,600.5	$2,210.0	$(124.9)	$2,085.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders											Non-controlling interests	Total equity
	Ordinary Shares			Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C	Series A	Series B	Series C
	in millions

Balance at January 1, 2013	$—	$—	$—	$1.4	$0.1	$1.1	$2,955.6	$(2,348.7)	$1,600.5	$—	$2,210.0	$(124.9)	$2,085.1
Net loss	—	—	—	—	—	—	—	(963.9)	—	—	(963.9)	58.2	(905.7)
Other comprehensive earnings, net of taxes (note 15)	—	—	—	—	—	—	—	—	928.3	—	928.3	(16.9)	911.4
Shares issued in connection with the Virgin Media Acquisition and impacts of related change in parent entity (notes 1 and 3)	2.1	0.1	1.6	(1.4)	(0.1)	(1.1)	9,374.1	—	—	—	9,375.3	—	9,375.3
Revaluation of VM Convertible Notes in connection with the Virgin Media Acquisition (notes 3 and 9)	—	—	—	—	—	—	1,660.0	—	—	—	1,660.0	—	1,660.0
Repurchase and cancellation of Liberty Global and LGI shares (note 11)	(0.1)	—	(0.1)	—	—	—	(1,151.7)	—	—	—	(1,151.9)	—	(1,151.9)
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	—	—	—	—	(542.7)	(542.7)
Purchase of additional Telenet shares (note 11)	—	—	—	—	—	—	(525.7)	—	—	—	(525.7)	63.5	(462.2)
Share-based compensation (note 12)	—	—	—	—	—	—	206.3	—	—	—	206.3	—	206.3
Exchange of VM Convertible Notes (note 9)	0.1	—	0.1	—	—	—	113.5	—	—	—	113.7	—	113.7
Adjustments due to changes in subsidiaries’ equity and other, net (note 11)	0.1	—	—	—	—	—	181.3	—	—	(7.7)	173.7	78.5	252.2
Balance at December 31, 2013	$2.2	$0.1	$1.6	$—	$—	$—	$12,813.4	$(3,312.6)	$2,528.8	$(7.7)	$12,025.8	$(484.3)	$11,541.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(905.7)	$387.3	$(671.0)
Loss (earnings) from discontinued operations	23.7	(971.2)	(130.5)
Loss from continuing operations	(882.0)	(583.9)	(801.5)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	300.7	110.1	129.4
Depreciation and amortization	4,276.4	2,661.5	2,424.3
Release of litigation provision	(146.0)	—	—
Impairment, restructuring and other operating items, net	297.5	76.2	64.0
Amortization of deferred financing costs and non-cash interest accretion	78.0	65.7	78.8
Realized and unrealized losses on derivative instruments, net	1,020.4	1,070.3	59.9
Foreign currency transaction losses (gains), net	(349.3)	(438.4)	566.6
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, including impact of dividends	(523.1)	19.6	160.4
Losses on debt modification, extinguishment and conversion, net	212.2	213.8	218.4
Deferred income tax expense	18.6	36.0	146.6
Excess tax benefits from share-based compensation	(41.0)	(6.7)	(37.7)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	866.7	785.0	671.2
Payables and accruals	(1,208.1)	(1,171.7)	(1,170.2)
Net cash provided by operating activities of discontinued operations	10.3	82.2	226.1
Net cash provided by operating activities	3,931.3	2,919.7	2,736.3

Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(4,073.4)	(154.2)	(1,980.5)
Capital expenditures	(2,481.5)	(1,868.3)	(1,920.8)
Investments in and loans to affiliates and others	(1,350.3)	(32.4)	(25.1)
Proceeds received upon disposition of discontinued operations, net of disposal costs	—	1,055.4	—
Increase in KBW Escrow Account	—	—	(1,650.0)
Decrease in KBW Escrow Account	—	—	1,522.5
Other investing activities, net	(44.9)	41.8	33.5
Net cash provided (used) by investing activities of discontinued operations, including deconsolidated cash	(14.9)	(123.2)	10.1
Net cash used by investing activities	$(7,965.0)	$(1,080.9)	$(4,010.3)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2013	2012	2011
	in millions
Cash flows from financing activities:
Borrowings of debt	$9,670.3	$5,981.4	$5,622.1
Repayments and repurchases of debt and capital lease obligations	(8,318.6)	(4,373.6)	(4,518.4)
Change in cash collateral	3,593.8	59.6	(64.6)
Decrease (increase) in restricted cash related to the Telenet Tender	1,539.7	(1,464.1)	—
Repurchase of Liberty Global and LGI shares	(1,157.2)	(970.3)	(912.6)
Distributions by subsidiaries to noncontrolling interest owners	(538.1)	(335.1)	(416.7)
Net cash received (paid) related to derivative instruments	524.5	(108.4)	(80.4)
Purchase of additional Telenet shares	(458.0)	—	(19.6)
Payment of financing costs, debt premiums and exchange offer consideration	(389.6)	(229.8)	(254.3)
Payment of net settled employee withholding taxes on share-based incentive awards	(64.5)	(54.4)	(116.2)
Excess tax benefits from share-based compensation	41.0	6.7	37.7
Contributions by noncontrolling interest owners to subsidiaries	22.2	115.1	26.7
Other financing activities, net	157.8	(92.2)	54.6
Net cash used by financing activities of discontinued operations	(7.4)	(4.7)	(106.0)
Net cash provided (used) by financing activities	4,615.9	(1,469.8)	(747.7)

Effect of exchange rate changes on cash:
Continuing operations	85.4	28.3	32.6
Discontinued operations	—	(9.6)	1.7
Total	85.4	18.7	34.3
Net increase (decrease) in cash and cash equivalents:
Continuing operations	679.6	443.0	(2,119.3)
Discontinued operations	(12.0)	(55.3)	131.9
Net increase (decrease) in cash and cash equivalents	667.6	387.7	(1,987.4)
Cash and cash equivalents:
Beginning of year	2,038.9	1,651.2	3,847.5
End of year	2,706.5	2,038.9	1,860.1
Less cash and cash equivalents of discontinued operations at end of year	(4.6)	—	(208.9)
Cash and cash equivalents of continuing operations at end of year	$2,701.9	$2,038.9	$1,651.2

Cash paid for interest:
Continuing operations	$2,148.8	$1,562.7	$1,329.2
Discontinued operations	—	28.9	54.2
Total	$2,148.8	$1,591.6	$1,383.4
Net cash paid for taxes:
Continuing operations	$97.5	$0.3	$47.8
Discontinued operations	11.7	11.5	7.1
Total	$109.2	$11.8	$54.9

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(1)    Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. As a result of a series of mergers that were completed on June 7, 2013, Liberty Global became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (LGI) (the predecessor to Liberty Global) and Virgin Media Inc. (Virgin Media), as further described in note 3. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at December 31, 2013 in 14 countries. Through Virgin Media and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.4%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), also a wholly-owned subsidiary, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in three European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” Our broadband communications operations in Chile are provided through our 80%-owned subsidiary, VTR GlobalCom SpA (VTR GlobalCom), formerly known as VTR GlobalCom S.A. Through our 80%-owned subsidiary, VTR Wireless SpA (VTR Wireless), formerly known as VTR Wireless S.A., we also offer mobile services in Chile. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as the “VTR Group.” For information regarding strategic changes that we have implemented with regard to the mobile operations of VTR Wireless, see note 8. Our consolidated operations also include the broadband communications operations of Liberty Puerto Rico (as defined in note 3), an entity in which we hold a 60% ownership interest.

At December 31, 2013, we owned programming interests in Europe and Latin America that were held through Chellomedia BV (Chellomedia). Certain of Chellomedia’s subsidiaries and affiliates provided programming services to certain of our broadband communications operations, primarily in Europe. On January 31, 2014, we completed the sale of substantially all of Chellomedia’s assets (the Chellomedia Disposal Group). On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of direct-to-home (DTH) services in Australia. We have accounted for the Chellomedia Disposal Group and Austar as discontinued operations in our consolidated financial statements. Accordingly, (i) the Chellomedia Disposal Group is reflected as a discontinued operation in our consolidated balance sheet as of December 31, 2013, (ii) our consolidated statements of operations and cash flows have been reclassified to present the Chellomedia Disposal Group and Austar as discontinued operations for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see note 4.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2013.

(2)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect controlling voting interest and variable interest entities for which our company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of money market funds and other investments that are readily convertible into cash and have maturities of three months or less at the time of acquisition. We record money market funds at the net asset value reported by the investment manager as there are no restrictions on our ability, contractual or otherwise, to redeem our investments at the stated net asset value reported by the investment manager.

Restricted cash consists of cash held in restricted accounts, including cash held as collateral for debt and other compensating balances. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2013 and 2012, our aggregate current and long-term restricted cash balances aggregated $23.3 million and $1,533.9 million, respectively. Our long-term restricted cash balance at December 31, 2012 includes €1,142.5 million ($1,507.9 million at the December 31, 2012 exchange rate) related to the Telenet Tender, all of which was either released or used to fund the Telenet Tender in February 2013. For additional information concerning the Telenet Tender, see note 11.

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of equity and in notes 3, 4, 8, and 9.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $122.6 million and $103.0 million at December 31, 2013 and 2012, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we consider the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we do not elect the fair value option for those equity method investments with which Liberty Global or its consolidated subsidiaries have significant related-party transactions.

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of certain investments and debt, net, in our consolidated statements of operations. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. For additional information regarding our fair value method investments, see notes 5 and 7.

Dividends from publicly-traded investees are recognized when declared as dividend income in our consolidated statements of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Realized gains and losses are determined on an average cost basis. Securities transactions are recorded on the trade date.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our investments, derivatives and debt, see notes 5, 6 and 9, respectively. For information concerning how we arrive at certain of our fair value measurements, see note 7.

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. We generally do not apply hedge accounting to our derivative instruments. For information regarding our derivative instruments, including our policy for classifying cash flows related to derivative instruments in our consolidated statements of cash flows, see note 6.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

Capitalized internal-use software is included as a component of property and equipment. We capitalize internal and external costs directly associated with the development of internal-use software. We also capitalize costs associated with the purchase of software licenses. Maintenance and training costs, as well as costs incurred during the preliminary stage of an internal-use software development project, are expensed as incurred.
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 8.

Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operations.

We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations may arise from the loss of rights of way that we obtain from local municipalities or other relevant authorities. Under certain circumstances, the authorities could require us to remove our network equipment from an area if, for example, we were to discontinue using the equipment for an extended period of time or the authorities were to decide not to renew our access rights. However, because the rights of way are integral to our ability to deliver broadband communications services to our customers, we expect to conduct our business in a manner that will allow us

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

to maintain these rights for the foreseeable future. In addition, we have no reason to believe that the authorities will not renew our rights of way and, historically, renewals have been granted. We also have obligations in lease agreements to restore the property to its original condition or remove our property at the end of the lease term. Sufficient information is not available to estimate the fair value of our asset retirement obligations in certain of our lease arrangements. This is the case for long-term lease arrangements in which the underlying leased property is integral to our operations, there is not an acceptable alternative to the leased property and we have the ability to indefinitely renew the lease. Accordingly, for most of our rights of way and certain lease agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future and, as such, we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.

As of December 31, 2013 and 2012, the recorded value of our asset retirement obligations was $79.3 million and $30.3 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships and cable television franchise rights. Goodwill represents the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships and cable television franchise rights were originally recorded at their fair values in connection with business combinations.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

We do not amortize our franchise rights and certain other intangible assets as these assets have indefinite lives. For additional information regarding the useful lives of our intangible assets, see note 8.

Impairment of Property and Equipment and Intangible Assets

We review, when circumstances warrant, the carrying amounts of our property and equipment and our intangible assets (other than goodwill and other indefinite-lived intangible assets) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include, among other items, (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the markets in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more likely than not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to franchise rights or other indefinite-lived intangible assets, if is is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the franchise right or other indefinite-lived intangible asset is also charged to operations as an impairment loss.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it is more-likely-than-not such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. Interest and penalties related to income tax liabilities are included in income tax expense. For additional information on our income taxes, see note 10.

Defined Benefit Plans

Certain of our subsidiaries maintain various employee defined benefit plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include (i) the estimated long-term rates of return to be earned by plan assets, (ii) the estimated discount rates used to value the projected benefit obligations and (iii) estimated wage increases. We estimate discount rates annually based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the benefits under the applicable defined benefit plan. For the long-term rates of return, we use a model portfolio based on the subsidiaries’ targeted asset allocation. To the extent that net actuarial gains or losses exceed 10% of the greater of plan assets or plan liabilities, such gains or losses are amortized over the average future service period of plan participants. For additional information, see note 14.

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries (including intercompany balances for which settlement is not anticipated in the foreseeable future) are translated at the spot rate in effect at the applicable reporting date. With the exception of certain material transactions, the amounts reported in our consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings or loss in our consolidated statements of equity. With the exception of certain material transactions, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our consolidated statements of cash flows. The impacts of material transactions generally are recorded at the applicable spot rates in our consolidated statements of operations and cash flows. The effect of exchange rates on cash balances held in foreign currencies are separately reported in our consolidated statements of cash flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Revenue Recognition

Service Revenue — Cable Networks. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our cable network is recognized as revenue in the period during which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the average expected subscriber life.

Sale of Multiple Products and Services. We sell video, broadband internet and fixed-line telephony services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual services based on the relative standalone price for each respective service.

Mobile Revenue. We recognize revenue from mobile services in the period the related services are provided. Revenue from pre-pay customers is recorded as deferred revenue prior to the commencement of services and is recognized as the services are rendered or usage rights expire. Mobile handset revenue is recognized to the extent of cash collected when the goods have been delivered and title has passed.

Business-to-Business (B2B) Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.

Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized only to the extent of the discounted monthly fees charged to the subscriber, if any.

Subscriber Advance Payments and Deposits. Payments received in advance for the services we provide are deferred and recognized as revenue when the associated services are provided.

Sales, Use and Other Value-Added Taxes. Revenue is recorded net of applicable sales, use and other value-added taxes.

Share-Based Compensation

We recognize all share-based payments to employees, including grants of employee share incentive awards based on their grant-date fair values and our estimates of forfeitures. We recognize the fair value of outstanding options as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized compensation expense are reported as a financing cash flow.

We use the straight-line method to recognize share-based compensation expense for our outstanding share awards that do not contain a performance condition and the accelerated expense attribution method for our outstanding share awards that contain a performance condition and vest on a graded basis. We also recognize the equity component of deferred compensation as additional paid-in capital.

We have calculated the expected life of options and share appreciation rights (SARs) granted by Liberty Global to employees based on historical exercise trends. The expected volatility for Liberty Global options and SARs is generally based on a combination of (i) historical volatilities of Liberty Global ordinary shares for a period equal to the expected average life of the Liberty Global awards and (ii) volatilities implied from publicly traded Liberty Global options.

Although we generally expect to issue new shares of Liberty Global ordinary shares when Liberty Global options or SARs are exercised, we may also elect to use shares that have been issued but reacquired by our company to the extent available. Although we repurchase Liberty Global ordinary shares from time to time, the parameters of our share purchase and redemption activities are not established solely with reference to the dilutive impact of shares issued upon the exercise of share options and SARs.

For additional information regarding our share-based compensation, see note 12.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

Earnings or Loss per Ordinary Share

Basic earnings or loss per share attributable to Liberty Global shareholders is computed by dividing net earnings or loss attributable to Liberty Global shareholders by the weighted average number of ordinary shares (excluding restricted shares) outstanding for the period. Diluted earnings or loss per share attributable to Liberty Global shareholders presents the dilutive effect, if any, on a per share basis of potential ordinary shares (e.g., options, SARs, restricted shares, restricted share units (RSUs) and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

We reported losses from continuing operations attributable to Liberty Global shareholders during 2013, 2012 and 2011. Therefore, the potentially dilutive effect at December 31, 2013, 2012 and 2011 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs (as defined in note 12) and restricted shares and RSUs of approximately 20.1 million, 9.9 million and 11.3 million, respectively, (ii) the number of shares issuable pursuant to PSUs (as defined in note 12) of approximately 1.8 million, 1.5 million and 2.1 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 1.3 million, 3.7 million and 3.7 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Year ended December 31,
	2013	2012	2011
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(937.6)	$(623.7)	$(841.0)
Earnings (loss) from discontinued operations	(26.3)	946.5	68.3
Net earnings (loss) attributable to Liberty Global shareholders	$(963.9)	$322.8	$(772.7)

(3)    Acquisitions

2013 Acquisition

Virgin Media. On June 7, 2013, pursuant to an Agreement and Plan of Merger (the Virgin Media Merger Agreement) with Virgin Media and following receipt of regulatory and shareholder approvals, we acquired Virgin Media in a stock and cash merger (the Virgin Media Acquisition). Virgin Media is one of the U.K.’s largest providers of residential broadband internet, television, fixed-line telephony and mobile services in terms of number of customers. We acquired Virgin Media in order to achieve certain financial, operational and strategic benefits through the integration of Virgin Media with our existing European operations.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

In connection with the execution of the Virgin Media Merger Agreement, we entered into various debt financing arrangements. For additional information, see note 9.

In a transaction that did not impact our cash and cash equivalents, the net proceeds (after deducting certain transaction expenses)from the February 2013 issuance of the April 2021 VM Senior Secured Notes and 2023 VM Senior Notes (each as defined and described in note 9) of $3,557.5 million (equivalent at the transaction date) were placed into segregated escrow accounts (the Virgin Media Escrow Accounts) with a trustee. Such net proceeds were released in connection with the closing of the Virgin Media Acquisition.

The Virgin Media Acquisition and related refinancing transactions were funded with a combination of (i) the proceeds from the Virgin Media Escrow Accounts, (ii) borrowings under the VM Credit Facility (as defined and described in note 9) and (iii) our and Virgin Media’s existing liquidity.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

We have accounted for the acquisition of Virgin Media using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Virgin Media based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet for the Virgin Media Acquisition at the June 7, 2013 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions).

Cash and cash equivalents	$694.6
Other current assets	932.2
Property and equipment, net	9,863.1
Goodwill (a)	9,000.8
Intangible assets subject to amortization (b)	3,925.8
Other assets, net	4,259.4
Current portion of debt and capital lease obligations	(1,184.5)
Other accrued and current liabilities (c) (d)	(1,892.2)
Long-term debt and capital lease obligations	(8,477.4)
Other long-term liabilities (c)	(1,326.3)
Additional paid-in capital (e)	(1,660.0)
Total purchase price (f)	$14,135.5
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

(c)
No amounts have been allocated to deferred revenue with respect to the ongoing performance obligations associated with Virgin Media’s B2B service contracts, as our view is that the remaining fees to be received under these contracts approximate fair value given our estimates of the costs associated with these ongoing obligations.

(d)
Amount includes a $35.6 million liability that was recorded to adjust an unfavorable capacity contract to its estimated fair value. This amount will be amortized through the March 31, 2014 expiration date of the contract as a reduction of Virgin Media’s operating expenses so that the net effect of this amortization and the payments required under the contract approximate market rates. During the period from June 8, 2013 through December 31, 2013, $22.8 million of this liability was amortized as a reduction of operating expenses in our consolidated statement of operations.

(e)
Represents the equity component of the VM Convertible Notes (as defined and described in note 9). During the period from June 7, 2013 through December 31, 2013, 94.4% of the VM Convertible Notes were exchanged for Liberty Global Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture. For additional information, see note 9.

(f)	Excludes direct acquisition costs of $50.3 million, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

2012 Acquisitions

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Puerto Rico Transaction, (i) Old Liberty Puerto Rico and OneLink were merged, with OneLink as the surviving entity, and (ii) OneLink was renamed Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico).

Immediately prior to the acquisition of OneLink, LGI Broadband Operations contributed its 100% interest in Old Liberty Puerto Rico, and Searchlight contributed cash of $94.7 million, to Leo Cable LP (Leo Cable), a newly formed entity. Leo Cable in turn used the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party (the Seller) for a purchase price of $96.5 million, including closing adjustments and $1.8 million of transaction-related costs paid by Old Liberty Puerto Rico on behalf of the Seller. Such purchase price, together with OneLink’s consolidated net debt (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) at November 8, 2012 of $496.0 million, resulted in total consideration of $592.5 million, excluding direct acquisition costs of $17.2 million, which are included in impairment, restructuring and other operating items, net, in our consolidated statement of operations.

In November 2013, LGI Broadband Operations reached a settlement agreement with respect to certain claims against the Seller, pursuant to which, among other matters, LGI Broadband Operations received a cash payment of $20.0 million. This amount is included as a credit within impairment, restructuring and other operating items, net, in our consolidated statement of operations, and the cash received is included within cash provided by operating activities in our consolidated statement of cash flows.

As a result of the Puerto Rico Transaction, LGI Broadband Operations acquired a 60.0% interest, and Searchlight acquired a 40.0% interest, in Leo Cable. As LGI Broadband Operations’ 60.0% interest represents a controlling financial interest, LGI Broadband Operations consolidates Leo Cable.

We have accounted for the Puerto Rico Transaction as the acquisition of OneLink and the effective sale of a 40.0% interest in Old Liberty Puerto Rico. The effective sale of the 40.0% interest in Old Liberty Puerto Rico was accounted for as an equity transaction. We have accounted for the acquisition of OneLink using the acquisition method of accounting.

A summary of the purchase price and opening balance sheet for OneLink at the November 8, 2012 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions).

Cash and cash equivalents	$4.4
Other current assets (a)	19.2
Property and equipment, net	150.2
Intangible assets subject to amortization (b)	90.5
Intangible assets not subject to amortization - cable television franchise rights	285.0
Goodwill (c)	226.1
Other assets, net	1.2
Current portion of debt and capital lease obligations	(3.5)
Other current liabilities (a)	(54.1)
Long-term debt and capital lease obligations	(496.9)
Deferred tax liabilities	(125.6)
Total purchase price	$96.5
_______________

(a)
Other current liabilities include an accrual for a loss contingency that was measured based on our best estimate of the probable loss. The Seller partially indemnified us for the outcome of this loss contingency and, accordingly, other current assets includes an indemnification asset, measured using the same basis as the associated loss contingency.

(b)	Amount primarily includes intangible assets related to customer relationships. At November 8, 2012, the weighted average useful life of OneLink’s intangible assets was approximately 10 years.

(c)
The goodwill recognized in connection with the Puerto Rico Transaction is primarily attributable to (i) the ability to take advantage of the existing advanced broadband communications networks of OneLink to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of OneLink with our existing broadband communications operations in Puerto Rico.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

MGM TV. On July 30, 2012, an entity within the Chellomedia Disposal Group paid cash consideration of $72.2 million (including working capital adjustments, but before considering cash acquired of $8.0 million) to (i) acquire MGM Networks, Inc. (MGM TV) from Metro-Goldwyn-Mayer, Inc. (MGM) (the MGM Acquisition) and (ii) settle a pre-existing relationship between MGM and an entity within the Chellomedia Disposal Group. MGM TV owns and operates certain television channels distributed in Latin America and certain other countries outside of the U.S. and its assets include a 50% interest in MGM Networks Latin America LLC (MGM Latin America), an equity method joint venture that was previously 50%-owned by one of our subsidiaries. In connection with the above transactions, we recognized (i) a gain of $36.8 million, which represents the excess of the fair value over the carrying value of our investment in MGM Latin America and (ii) a loss of $8.6 million to settle the pre-existing relationship with MGM, both of which are included in earnings (loss) from discontinued operations, net of taxes, in our 2012 consolidated statement of operations.

2011 Acquisitions

KBW. On December 15, 2011, UPC Germany HoldCo 2 GmbH (UPC Germany HC2), our then indirect subsidiary, acquired all of the outstanding shares of Kabel BW Musketeer GmbH (KBW Musketeer) pursuant to a sale and purchase agreement dated March 21, 2011 (the KBW Purchase Agreement) with Oskar Rakso S.àr.l. (Oskar Rakso) as the seller (the KBW Acquisition). KBW Musketeer was the indirect parent company of Kabel BW GmbH (KBW), Germany’s third largest cable television operator in terms of number of subscribers. At closing, Oskar Rakso transferred its KBW Musketeer shares and assigned the balance of a loan receivable from KBW Musketeer to UPC Germany HC2 in consideration of UPC Germany HC2’s payment of €1,062.4 million ($1,381.9 million at the transaction date) in cash (the KBW Purchase Price). The KBW Purchase Price, together with KBW’s consolidated net debt at December 15, 2011 (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) of €2,352.5 million ($3,060.1 million at the transaction date) resulted in total consideration of €3,414.9 million ($4,442.0 million at the transaction date) before direct acquisition costs of $23.0 million. The direct acquisition costs, most of which were recorded during 2011, are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations. The KBW Purchase Price included €50.0 million ($65.0 million at the transaction date) that was deposited into a restricted account to secure any claims timely made under the KBW Purchase Agreement. The full amount of such restricted account was released to Oskar Rakso during 2012.

As part of an internal reorganization that was effected through a series of mergers and consolidations, KBW Musketeer and its immediate subsidiary, Kabel BW Erste Beteiligungs GmbH, were merged into UPC Germany HC2 and UPC Germany HC2 was subsequently merged into KBW. As a result of these transactions, which were effective upon registration in March 2012, UPC Germany HoldCo 1 GmbH (UPC Germany HC1) became the immediate parent company of KBW and the issuer of the KBW Senior Notes (as defined and described in note 9). As further described in note 9, we completed certain reorganization, debt exchange and debt redemption transactions in May 2012 that resulted in the immediate parent company of UPC Germany HC1 becoming part of the Unitymedia KabelBW consolidated borrowing group. Additionally, UPC Germany HC1 was merged into KBW in August 2012.

The KBW Acquisition was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011 upon final agreement of certain commitments we made to address the competition concerns of the FCO, as outlined below:

(a)
Unitymedia KabelBW committed to the distribution of basic digital television channels (as opposed to channels marketed in premium subscription packages) on its entire network in unencrypted form. This commitment, with which we have complied, generally covers free-to-air television channels in standard definition and high definition (HD) and is consistent with the practice that had been adopted by KBW prior to the KBW Acquisition. If, however, free-to-air television broadcasters request their HD content to be distributed in an encrypted HD package, the encryption of free-to-air HD channels is still possible. In addition, we made a commitment that, through December 31, 2016, the annual carriage fees Unitymedia KabelBW receives for each such free-to-air television channel distributed in digital or simulcast in digital and analog would not exceed a specified annual amount, determined by applying the applicable rate card systems of Unitymedia KabelBW as of January 1, 2012;

(b)
Effective January 1, 2012, Unitymedia KabelBW waived its exclusivity rights in access agreements with housing associations with respect to the usage of infrastructures other than its in-building distribution networks to provide television, broadband internet or fixed-line telephony services within the building;

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(c)
Effective January 1, 2012, upon expiration of the minimum term of an access agreement with a housing association, Unitymedia KabelBW transferred the ownership rights to the in-building distribution network to the building owner or other party granting access. In addition, Unitymedia KabelBW waived its right to remove its in-building distribution networks; and

(d)
A special early termination right was granted with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements) with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011. The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia KabelBW for its unamortized investments in modernizing the in-building network based on an agreed formula. To the extent Unitymedia KabelBW is successful in obtaining renewals of the Remedy HA Agreements, we expect that these renewed contracts will contain pricing and other provisions that are somewhat less favorable to Unitymedia KabelBW than those in previous agreements. At December 31, 2013, approximately 14% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights.

During the third quarter of 2013, the Düsseldorf Court of Appeal decided to overturn the FCO’s decision to clear our acquisition of KBW. For additional information, see note 16 to our consolidated financial statements.

On March 21, 2011, our wholly-owned subsidiary, Liberty Global Europe Holding BV (Liberty Global Europe), as guarantor of the KBW Purchase Agreement, and Aldermanbury Investments Limited (Aldermanbury), a subsidiary of J.P. Morgan Chase & Co., entered into a separate commitment letter agreement (the KBW Commitment Letter) and a cash settled share swap transaction and related agreements (the KBW Total Return Swap). Pursuant to the KBW Commitment Letter, if UPC Germany HC2 had been unable to obtain regulatory approval of the KBW Acquisition, Aldermanbury would have been required to assume UPC Germany HC2’s rights and obligations under the KBW Purchase Agreement and to undertake to sell the acquired KBW Musketeer shares to a third-party purchaser within 12 months. Liberty Global Europe secured its obligations under the KBW Total Return Swap by placing €1,160.0 million ($1,650.0 million at the transaction date) into an escrow account (the KBW Escrow Account), and granting a security interest in this escrow account to Aldermanbury. In April 2011, a portion of the KBW Escrow Account was released and returned to Liberty Global Europe. At closing, the KBW Total Return Swap was terminated and the balance of the KBW Escrow Account was used to fund the KBW Purchase Price.

Aster. On September 16, 2011, a subsidiary of UPC Holding paid total cash consideration equal to PLN 2,445.7 million ($784.7 million at the transaction date) in connection with its acquisition of a 100% equity interest in Aster Sp. z.o.o. (Aster), a broadband communications provider in Poland (the Aster Acquisition). The total cash consideration, which UPC Holding initially funded with available cash and cash equivalents, included the equivalent of PLN 1,602.3 million ($513.5 million at the transaction date) that was used to repay Aster’s debt immediately prior to our acquisition of Aster’s equity and excludes direct acquisition costs of $6.3 million. The direct acquisition costs, all of which were incurred in 2011, are included in impairment, restructuring and other operating items, net, in our consolidated statement of operations. We completed the Aster Acquisition in order to achieve certain financial, operational and strategic benefits through the integration of Aster with our existing operations in Poland. The approval of the Aster Acquisition by the regulatory authority in Poland was conditioned upon our agreement to dispose of certain sections of Aster’s network. This condition was satisfied on May10, 2013.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

We have accounted for the KBW and Aster Acquisitions using the acquisition method of accounting. A summary of the purchase prices and opening balance sheets for the KBW and Aster Acquisitions is presented in the following table. The opening balance sheets presented below reflect our final purchase price allocations.

	KBW	Aster
	December 15, 2011	September 16, 2011
	in millions

Cash and cash equivalents	$233.8	$22.0
Other current assets	64.9	19.3
Property and equipment, net	2,197.1	125.2
Goodwill (a)	1,839.8	476.8
Intangible assets subject to amortization (b)	865.6	225.0
Other assets, net	58.8	0.4
Current portion of debt and capital lease obligations	(7.3)	—
Other current liabilities	(221.7)	(24.5)
Long-term debt and capital lease obligations	(3,286.6)	—
Other long-term liabilities	(362.5)	(59.5)
Total purchase price	$1,381.9	$784.7
_______________

(a)
The goodwill recognized in connection with the KBW and Aster Acquisitions is primarily attributable to (i) the ability to take advantage of the existing advanced broadband communications networks of KBW and Aster to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of KBW and Aster with our other broadband communications operations in Germany and Poland, respectively. We expect that $382.7 million of the goodwill associated with the KBW Acquisition will be deductible for tax purposes.

(b)
Amounts primarily include intangible assets related to customer relationships. At December 15, 2011, the weighted average useful life of KBW’s intangible assets was approximately ten years. At September 16, 2011, the weighted average useful life of Aster’s intangible assets was approximately seven years.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to (i) the Virgin Media Acquisition and (ii) the Puerto Rico Transaction, as if they had been completed as of January 1, 2012. No effect has been given to the MGM Acquisition since it would not have had a significant impact on our results of operations during 2013 or 2012. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2013	2012
	in millions, except per share amounts
Revenue:
Continuing operations	$17,239.1	$16,465.0
Discontinued operations	408.6	673.7
Total	$17,647.7	$17,138.7

Net earnings (loss) attributable to Liberty Global shareholders (a)	$(1,300.4)	$3,701.5
Basic earnings (loss) attributable to Liberty Global shareholders per share (a)	$(3.26)	$8.97
Diluted earnings (loss) attributable to Liberty Global shareholders per share (a)	$(3.26)	$8.78
_______________

(a)
The 2012 amounts reflect the impact of a $4,144.9 million release of valuation allowances on Virgin Media’s deferred tax assets. This release was included in Virgin Media’s historical results for the fourth quarter of 2012.

Our consolidated statement of operations for 2013 includes revenue and net loss of $3,653.7 million and $987.8 million, respectively, attributable to Virgin Media.

The following unaudited pro forma consolidated operating results give effect to (i) the Puerto Rico Transaction, (ii) the KBW Acquisition and (iii) the Aster Acquisition, as if they had been completed as of January 1, 2011. No effect has been given to the MGM Acquisition since it would not have had a significant impact on our results of operations during 2012 or 2011. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2012	2011
	in millions, except per share amounts
Revenue:
Continuing operations	$10,081.5	$10,201.4
Discontinued operations	673.7	1,128.2
Total	$10,755.2	$11,329.6

Net earnings (loss) attributable to Liberty Global shareholders	$317.8	$(814.3)
Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share	$1.19	$(3.09)

Our consolidated statement of operations for 2012 includes revenue and net loss of $24.8 million and $2.1 million, respectively, attributable to OneLink.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(4)    Discontinued Operations and Disposition

Discontinued Operations

Chellomedia Disposal Group. On October 28, 2013, we entered into an agreement to sell the Chellomedia Disposal Group to AMC Networks Inc. for €750.0 million ($1,034.2 million) in cash (the Chellomedia Transaction). The assets to be disposed of pursuant to the Chellomedia Transaction exclude Chellomedia’s premium sports and film channels in the Netherlands. Effective December 31, 2013, we concluded that it was probable that all substantive conditions precedent to the closing of the Chellomedia Transaction would be satisfied, and accordingly, we began reporting the Chellomedia Disposal Group as a discontinued operation in our consolidated financial statements as of that date. On January 31, 2014, we completed the Chellomedia Transaction, subject to post-closing adjustments.

Certain of our broadband communications operations will continue to receive programming services from the Chellomedia Disposal Group through contracts that have been negotiated as part of the disposal.  As such, Liberty Global will have continuing cash outflows associated with the Chellomedia Disposal Group through at least 2017.  However, our involvement as an ongoing customer of the Chellomedia Disposal Group does not disqualify discontinued operations classification because (i) the ongoing cash outflows are not considered significant to the Chellomedia Disposal Group and (ii) Liberty Global does not possess any rights within the ongoing contractual arrangements that would allow us to exert influence over the Chellomedia Disposal Group.

The summarized financial position of the Chellomedia Disposal Group as of December 31, 2013 is as follows (in millions):

Assets:
Cash and cash equivalents	$4.6
Other current assets	234.1
Investments	21.1
Property and equipment, net	43.1
Goodwill	224.4
Other assets	225.0
Total assets (a)	$752.3

Liabilities:
Current liabilities	$127.5
Other long-term liabilities	19.8
Total liabilities (a)	147.3
Total equity	605.0
Total liabilities and equity	$752.3
______________

(a)	Excludes intercompany payables and receivables that are eliminated within Liberty Global’s consolidated financial statements.

Austar. On July 11, 2011, our company and Austar entered into agreements with certain third parties (collectively, FOXTEL) pursuant to which FOXTEL agreed to acquire 100% of Austar’s ordinary shares through a series of transactions (the Austar Transaction), one of which involved our temporary acquisition of the 45.85% of Austar’s ordinary shares held by the noncontrolling shareholders (the Austar NCI Acquisition). On April 26, 2012, pursuant to the terms of the Austar NCI Acquisition, all of the shares of Austar that we did not already own were acquired by a new wholly-owned subsidiary of Liberty Global (LGI Austar Holdco), with funding provided by a loan from FOXTEL. On May 23, 2012, FOXTEL acquired 100% of Austar from LGI Austar Holdco for AUD 1.52 ($1.50 at the transaction date) per share in cash, which represented a total equity sales price of AUD 1,932.7 million ($1,906.6 million at the transaction date) for the 100% interest in Austar (based on Austar ordinary shares outstanding at the transaction date) or AUD 1,046.5 million for our 54.15% interest in Austar. Upon completion of these transactions and excluding proceeds related to the shares acquired in the Austar NCI Acquisition, our company realized cash proceeds equivalent to $1,056.1 million after taking into account applicable foreign currency forward contracts and before considering cash paid for disposal costs.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

In connection with the sale of Austar, we recognized a pre-tax gain of $928.2 million that includes (i) cumulative foreign currency translation gains of $22.6 million and (ii) cumulative cash flow hedge losses of $15.1 million, each of which have been reclassified to net earnings from accumulated other comprehensive earnings. The associated deferred income tax expense of $4.1 million differs from the amount computed by applying the U.S. federal income tax rate of 35% due primarily to the fact that (i) the Austar Transaction was not subject to taxation in Australia and (ii) most elements of the Austar Transaction were not subject to taxation in the U.S. This gain, net of income taxes, is included in gain on disposal of discontinued operations, net of taxes, in our consolidated statement of operations.

The combined operating results of the Chellomedia Disposal Group (2013, 2012 and 2011) and Austar (2012 and 2011) are classified as discontinued operations in our consolidated statements of operations and are summarized in the following table:

	Year ended December 31,
	2013 (a)	2012 (a) (b)	2011 (a)
	in millions

Revenue	$408.6	$673.7	$1,128.2
Operating income	$12.1	$78.7	$256.2
Earnings (loss) before income taxes and noncontrolling interests	$(1.0)	$75.2	$178.2
Income tax expense	$22.7	$28.1	$47.7
Earnings (loss) from discontinued operations attributable to Liberty Global shareholders, net of taxes	$(26.3)	$22.4	$68.3
______________

(a)	Excludes the Chellomedia Disposal Group's intercompany revenue and expenses that are eliminated within Liberty Global's consolidated financial statements.

(b)	Includes the operating results of Austar through May 23, 2012, the date the Austar Transaction was completed.

Disposition

Austar Spectrum License Sale. On February 16, 2011, Austar sold a wholly-owned subsidiary that owned certain spectrum licenses. Total sales consideration was AUD 119.4 million ($120.9 million at the transaction date), consisting of cash consideration of AUD 57.4 million ($58.1 million at the transaction date) for the share capital and a cash payment to Austar of AUD 62.0 million ($62.8 million at the transaction date) representing the repayment of the sold subsidiary’s intercompany debt. In connection with the Austar spectrum license sale, Austar recognized a pre-tax gain of $115.3 million during the first quarter of 2011, which is included in earnings from discontinued operations, net of taxes, in our consolidated statement of operations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(5)    Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2013	2012
	in millions
Fair value:
Ziggo:
Not subject to re-use rights (34.1 million shares)	$1,560.1	$—
Subject to re-use rights (22.9 million shares)	1,049.4	—
Total — Ziggo	2,609.5	—
Sumitomo	572.9	579.7
Other	299.4	368.2
Total — fair value	3,481.8	947.9
Equity	8.9	1.7
Cost	0.5	0.5
Total	$3,491.2	$950.1

Discontinued operation — Investments held by the Chellomedia Disposal Group	$21.1

Ziggo

During 2013, we acquired an aggregate of 57,000,738 shares of Ziggo N.V. (Ziggo), a publicly-traded company in the Netherlands, at an average price of €26.40 ($36.40) per share, for a total investment of €1,505.0 million ($2,075.3 million). Ziggo is the largest cable operator in the Netherlands in terms of customers. As a result of these investments, we effectively owned 28.5% of the outstanding shares of Ziggo at December 31, 2013. At December 31, 2013, the market price of Ziggo shares was €33.20 ($45.78) per share. In April 2013, LGE HoldCo V BV (LGE HoldCo V), our wholly-owned subsidiary, entered into a limited recourse margin loan agreement (the Ziggo Margin Loan) with respect to a portion of our investment in Ziggo, and in July 2013, we entered into a share collar (the Ziggo Collar) and secured borrowing arrangement (the Ziggo Collar Loan) with respect to a portion of our owned Ziggo shares. All but 4,743,738 of the Ziggo shares that we owned at December 31, 2013 were pledged as collateral under one or the other of the Ziggo Collar and Ziggo Collar Loan. During 2013, we received aggregate cash dividends from Ziggo of $78.4 million after taking into account the impact of the Ziggo Collar. For additional information regarding the Ziggo Collar Loan and the Ziggo Collar, including a description of the related re-use rights and the impact of the Ziggo Collar on the dividends we receive on our Ziggo shares, see note 6. For additional information concerning the Ziggo Margin Loan, see note 9.

On January 27, 2014, we announced that we have reached a conditional agreement on a recommended offer pursuant to which we will seek to acquire all of the remaining shares of Ziggo that we do not currently own in a stock and cash transaction. For additional information, see note 19.

The summarized financial condition of Ziggo as of December 31, 2013 is set forth below (in millions):

Current assets	$288.5
Long-term assets	6,336.3
Total assets	$6,624.8

Current liabilities	$539.3
Long-term liabilities	4,747.2
Owners’ equity	1,338.3
Total liabilities and owners’ equity	$6,624.8

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The summarized results of operations of Ziggo for the period from March 28, 2013 (the date of our initial investment in Ziggo) through December 31, 2013 are set forth below (in millions):

Revenue	$1,570.7
Operating income	$418.5
Net earnings	$199.1

Sumitomo

At December 31, 2013 and 2012, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at December 31, 2013. These shares secure the Sumitomo Collar Loan, as defined and described in note 6.

Other

Includes various fair value investments, the most significant of which is our 17.0% interest in Canal+ Cyfrowy S.A. (Cyfra+), a privately-held DTH operator in Poland.

Chellomedia Disposal Group

Substantially all of the investments held by the Chellomedia Disposal Group are measured at fair value. The investments held by the Chellomedia Disposal Group at December 31, 2013 are included in long-term assets of discontinued operations on our consolidated balance sheet. For additional information regarding the Chellomedia Disposal Group, see note 4.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(6)    Derivative Instruments

Through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2013			December 31, 2012
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$248.4	$520.8	$769.2	$191.3	$467.1	$658.4
Equity-related derivative instruments (c)	—	430.4	430.4	—	594.6	594.6
Foreign currency forward contracts	2.6	—	2.6	0.7	0.4	1.1
Other	1.1	0.9	2.0	1.3	3.0	4.3
Total	$252.1	$952.1	$1,204.2	$193.3	$1,065.1	$1,258.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$727.2	$2,191.4	$2,918.6	$543.2	$2,156.3	$2,699.5
Equity-related derivative instruments (c)	15.6	101.3	116.9	21.6	—	21.6
Foreign currency forward contracts	8.2	12.0	20.2	4.5	3.6	8.1
Other	0.2	0.6	0.8	0.6	0.7	1.3
Total	$751.2	$2,305.3	$3,056.5	$569.9	$2,160.6	$2,730.5
_______________

(a)
Our current derivative assets are included in other current assets and our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of December 31, 2013 and 2012, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $9.8 million and $17.2 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $173.0 million and $156.5 million, respectively. The adjustments to our derivative assets relate to the risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $15.3 million, ($57.3 million) and $42.9 million during 2013, 2012 and 2011, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our consolidated statements of operations. For further information concerning our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments include the fair value of (i) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company at December 31, 2013 and 2012 and (ii) the Ziggo Collar and the Virgin Media Capped Calls (each as defined and described below) at December 31, 2013. The fair values of the Sumitomo Collar and the Ziggo Collar do not include credit risk valuation adjustments as we have assumed that any losses incurred by our company in

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the secured borrowing arrangements of the Sumitomo Collar and Ziggo Collar.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2013	2012	2011
	in millions
Continuing operations:
Cross-currency and interest rate derivative contracts	$(586.5)	$(958.3)	$(110.6)
Equity-related derivative instruments:
Sumitomo Collar	(206.4)	(109.0)	89.9
Ziggo Collar	(152.5)	—	—
Other	(3.4)	—	(2.7)
Total equity-related derivative instruments	(362.3)	(109.0)	87.2
Foreign currency forward contracts	(72.9)	(6.0)	(36.1)
Other	1.3	3.0	(0.4)
Total — continuing operations	$(1,020.4)	$(1,070.3)	$(59.9)
Discontinued operations	$(2.0)	$5.0	$(8.8)

The net cash received or paid related to each of our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash inflows (outflows) are as follows:

	Year ended December 31,
	2013	2012	2011
	in millions
Continuing operations:
Operating activities	$(402.1)	$(435.5)	$(459.1)
Investing activities	(66.5)	23.7	—
Financing activities	524.5	(108.4)	(80.4)
Total — continuing operations	$55.9	$(520.2)	$(539.5)
Discontinued operations	$—	$(6.6)	$(13.3)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At December 31, 2013, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $578.6 million.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at December 31, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
February 2022	$1,400.0		£873.6	5.01%	5.35%
June 2020	$1,384.6		£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
October 2020	$1,370.4		£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
January 2018	$1,000.0		£615.7	6.50%	7.05%
October 2019	$500.0		£302.3	8.38%	9.07%
April 2019	$291.5		£186.2	5.38%	5.49%
November 2016 (b)	$55.0		£27.7	6.50%	7.03%
UPC Holding:
April 2016 (b)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
November 2019	$500.0		€362.9	7.25%	7.74%
January 2015 - July 2021	$312.0		€240.0	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
October 2017	$200.0		€145.7	6 mo. LIBOR + 3.50%	6 mo. EURIBOR + 3.33%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
September 2014 - July 2021	$128.0		€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
January 2015 - July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2015	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
January 2015	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2015 - January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2015	€123.8	CLP	86,500.0	2.50%	5.84%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2015	€365.8	CZK	10,521.8	5.48%	5.99%
January 2015 - January 2017	€60.0	CZK	1,703.1	5.50%	6.99%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
January 2015	€260.0	HUF	75,570.0	5.50%	9.40%
January 2015 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2015	€400.5	PLN	1,605.6	5.50%	7.50%
January 2015 - January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0		€688.2	5.50%	5.58%
March 2019	$459.3		€326.5	7.50%	7.98%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

(b)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments.  Accordingly, the only cash flows associated with these instruments are interest payments and receipts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Cross-currency Interest Rate Swaps:

The terms of our outstanding cross-currency interest rate swap contracts at December 31, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
January 2021	$500.0		£308.9	5.25%	6 mo. GBP LIBOR + 1.94%
UPC Broadband Holding:
July 2018	$525.0		€396.3	6 mo. LIBOR + 1.99%	6.25%
September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
January 2015	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
December 2016	$296.6		€219.8	6 mo. LIBOR + 3.50%	6.75%
December 2014 - July 2018	$200.0		€151.0	6 mo. LIBOR + 3.00%	7.31%
January 2015 - July 2018	$100.0		€75.4	6 mo. LIBOR + 1.75%	5.77%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
VTR GlobalCom:
September 2014	$441.8	CLP	244,508.6	6 mo. LIBOR + 3.00%	11.16%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2013 are as follows:

Subsidiary / Final maturity date (a)	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021		£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015		£600.0	6 mo. GBP LIBOR	2.86%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2014		€2,750.0	1 mo. EURIBOR + 3.76%	6 mo. EURIBOR + 3.52%
January 2014 - January 2015		€2,100.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.56%
January 2015		€1,364.8	6 mo. EURIBOR	3.44%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021		€750.0	6 mo. EURIBOR	2.57%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 - January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2014		€185.0	6 mo. EURIBOR	4.04%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
December 2014		€107.0	6 mo. EURIBOR	4.73%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
January 2015	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
Telenet International Finance S.a.r.l (Telenet International):
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
July 2017		€150.0	3 mo. EURIBOR	3.55%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Subsidiary / Final maturity date (a)	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
July 2017 - December 2018	€70.0	3 mo. EURIBOR	3.00%
June 2021	€55.0	3 mo. EURIBOR	2.29%
June 2015	€50.0	3 mo. EURIBOR	3.55%
December 2017	€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019	€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019	€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021	€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021	€45.0	3 mo. EURIBOR	3.20%
_______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	December 31, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (b):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€1.5	6.50%
December 2017	€1.5	5.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate. For derivative instruments that were in effect as of December 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

(b)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(c)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts, as detailed below:

	December 31, 2013
Subsidiary / Final maturity date (a)	Notional amount	EURIBOR floor rate (b)	EURIBOR cap rate (c)
	in millions
UPC Broadband Holding:
January 2015 - January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	2.00%	4.00%
 _______________

(a)
For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. For derivative instruments that were in effect as of December 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

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

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of 0.7354 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	December 31, 2013
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Equity-Related Derivative Instruments

Virgin Media Capped Calls. During 2010, Virgin Media entered into conversion hedges (the Virgin Media Capped Calls) with respect to the VM Convertible Notes, as defined and described in note 9, in order to offset a portion of the dilutive effects associated with conversion of the VM Convertible Notes. We account for the Virgin Media Capped Calls at fair value using a binomial pricing model and changes in fair value are reported in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations. The Virgin Media Capped Calls mature on dates ranging from September 30, 2016 to November 10, 2016.

As further described in note 9, most of the VM Convertible Notes were exchanged for Liberty Global Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture (as defined in note 9). Accordingly, during 2013, we settled 93.8% of the notional amount of the Virgin Media Capped Calls for cash proceeds of $534.8 million.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Ziggo Collar and Secured Borrowing. In July 2013, our wholly-owned subsidiary, Liberty Global Incorporated Limited (Liberty Global Limited), paid a net option premium of €38.6 million ($51.0 million at the transaction date) to enter into the Ziggo Collar with respect to 24,957,000 Ziggo shares. The Ziggo Collar is comprised of (i) purchased put options exercisable by Liberty Global Limited and (ii) sold call options exercisable by the counterparty. The Ziggo Collar effectively hedges the value of a portion of our investment in Ziggo shares from significant losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our investment in Ziggo, see note 5.

The Ziggo Collar and related agreements also provided Liberty Global Limited with the ability to effectively finance the purchase of certain of its Ziggo shares pursuant to the Ziggo Collar Loan. In this regard, in July 2013, we borrowed €617.1 million ($816.4 million at the transaction date) under the Ziggo Collar Loan, including €486.4 million ($643.5 million at the transaction date) of non-cash borrowings that were used to finance the acquisition of Ziggo shares. At December 31, 2013, borrowings under the Ziggo Collar Loan were secured by 24,957,000 shares of Ziggo that were placed into a custody account. The Ziggo Collar Loan was issued at a discount with a zero coupon rate and an average implied yield of 45 basis points (0.45%). The Ziggo Collar Loan, which has an average maturity of three years and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the Ziggo Collar, the counterparty has the right to re-use most of the Ziggo shares held in the custody account (up to an estimated 22.9 million shares at December 31, 2013), but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the Ziggo shares that the counterparty would need to borrow from the custody account to hedge its exposure under the Ziggo Collar (an estimated 18.7 million shares at December 31, 2013). In January 2014, we settled a portion of the Ziggo Collar and Ziggo Collar Loan such that the number of Ziggo shares covered by these instruments was reduced to 19,965,600.

Sumitomo Collar and Secured Borrowing. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan LLC (Liberty Programming Japan), a wholly-owned subsidiary, and written call options exercisable by the counterparty with respect to all of the common shares of Sumitomo owned by Liberty Programming Japan. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($20.13) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($26.48). At December 31, 2013, the market price of Sumitomo common stock was ¥1,321.00 ($12.55) per share. The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016. The fair value of the Sumitomo Collar as of December 31, 2013 was a net asset of $381.4 million.

The Sumitomo Collar and related agreements also provide Liberty Programming Japan with the ability to borrow funds on a secured basis. Borrowings under these agreements, which are secured by a pledge of 100% of the Sumitomo shares owned by Liberty Programming Japan, bear interest at 1.883%, mature in five equal semi-annual installments beginning on May 22, 2016, and are included in long-term debt and capital lease obligations in our consolidated balance sheets. During 2007, Liberty Programming Japan borrowed ¥93.660 billion ($757.6 million at the transaction date) under these agreements (the Sumitomo Collar Loan). The pledge arrangement entered into by Liberty Programming Japan provides that Liberty Programming Japan will be able to exercise all voting and consensual rights and, subject to the terms of the Sumitomo Collar, receive dividends on the Sumitomo shares.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2013:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$722.7		€524.9	January 2014 — October 2014
LGE Financing		€275.1		£230.0	January 2014
UPC Holding		$479.0	CHF	415.1	October 2016 — April 2018
UPC Broadband Holding		$2.5	CZK	49.3	January 2014 — October 2014
UPC Broadband Holding		€86.6	CHF	106.5	January 2014 — December 2014
UPC Broadband Holding		€15.0	CZK	388.4	January 2014 — October 2014
UPC Broadband Holding		€13.9	HUF	4,250.0	January 2014 — October 2014
UPC Broadband Holding		€40.0	PLN	176.6	January 2014 — October 2014
UPC Broadband Holding		£2.1		€2.5	January 2014 — July 2014
UPC Broadband Holding	CHF	123.5		€100.7	January 2014
UPC Broadband Holding	HUF	6,650.0		€22.4	January 2014
UPC Broadband Holding	PLN	109.0		€26.3	January 2014
Telenet NV		$43.0		€31.9	January 2014 — December 2014
VTR GlobalCom		$28.6	CLP	14,984.2	January 2014 — December 2014

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of December 31, 2013 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2013, no such transfers were made.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the December 31, 2013 valuations of our equity-related derivatives, we used estimated volatilities ranging from 22% to 36%. Based on the December 31, 2013 market prices for Sumitomo common stock and Liberty Global ordinary shares, changes in forecasted volatilities currently would not have significant impacts on the respective valuations of the Sumitomo Collar and the Virgin Media Capped Calls.

As further described in note 6, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 6.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2013 and 2012, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Virgin Media Acquisition and the Puerto Rico Transaction, respectively. We used a discount rate of 9.0% for each of our valuations of the customer relationships acquired as a result of these acquisitions. For additional information, see note 3.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2013 using:
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$769.2	$—	$769.2	$—
Equity-related derivative instruments	430.4	—	—	430.4
Foreign currency forward contracts	2.6	—	2.6	—
Other	2.0	—	2.0	—
Total derivative instruments	1,204.2	—	773.8	430.4
Investments	3,481.8	3,182.4	—	299.4
Total assets	$4,686.0	$3,182.4	$773.8	$729.8

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,918.6	$—	$2,918.6	$—
Equity-related derivative instruments	116.9	—	—	116.9
Foreign currency forward contracts	20.2	—	20.2	—
Other	0.8	—	0.8	—
Total liabilities	$3,056.5	$—	$2,939.6	$116.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2013	$368.2	$573.0	$941.2
Additions (a)	—	617.8	617.8
Cash settlements of Virgin Media Capped Calls	—	(534.8)	(534.8)
Losses included in loss from continuing operations (b):
Realized and unrealized losses on derivative instruments, net	—	(362.3)	(362.3)
Realized and unrealized loss due to changes in fair values of certain investments, net	(52.0)	—	(52.0)
Foreign currency translation adjustments, dividends and other, net	19.1	19.8	38.9
Reclassification of the Chellomedia Disposal Group to discontinued operations	(35.9)	—	(35.9)
Balance of net assets at December 31, 2013	$299.4	$313.5	$612.9

_______________

(a)
Amount includes (i) $566.8 million representing the estimated fair value of the Virgin Media Capped Calls on June 7, 2013 and (ii) $51.0 million representing the amount paid to enter into the Ziggo Collar.

(b)	Substantially all of these net losses relate to assets and liabilities of our continuing operations that we continue to carry on our consolidated balance sheet as of December 31, 2013.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2013	December 31,
		2013	2012
		in millions

Distribution systems	4 to 30 years	$25,193.2	$15,372.3
Customer premises equipment	3 to 5 years	6,126.0	4,162.6
Support equipment, buildings and land	3 to 40 years	3,581.9	2,282.1
		34,901.1	21,817.0
Accumulated depreciation		(10,926.2)	(8,379.4)
Total property and equipment, net		$23,974.9	$13,437.6

Depreciation expense of our continuing operations related to our property and equipment was $3,499.6 million, $2,201.4 million and $2,035.4 million during 2013, 2012 and 2011, respectively. Depreciation expense of our discontinued operations related to our property and equipment was $11.5 million, $12.3 million and $129.6 million during 2013, 2012 and 2011, respectively.
At December 31, 2013 and 2012, the amount of property and equipment, net, recorded under capital leases was $1,877.3 million and $1,206.0 million, respectively. Most of these amounts relate to assets included in our distribution systems category. Depreciation of assets under capital leases of our continuing operations is included in depreciation and amortization in our consolidated statements of operations.

During 2013, 2012 and 2011, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $143.0 million, $63.1 million and $38.2 million, respectively. In addition, during 2013, 2012 and 2011, we recorded non-cash increases related to vendor financing arrangements of $573.5 million, $246.5 million and $101.4 million, respectively, which amounts exclude related value-added taxes of $46.0 million, $28.5 million and $13.7 million, respectively, that were also financed by our vendors under these arrangements.

In May 2012, through VTR Wireless, we began offering mobile services in Chile through a combination of our own wireless network and a third-party wireless access arrangement.  During the second quarter of 2013, we began exploring strategic alternatives with respect to VTR Wireless’ mobile operations, including alternatives that involved the use of expanded mobile virtual network operator (MVNO) arrangements.  Effective April 1, 2013, we reduced the useful lives of VTR Wireless’ network equipment to reflect our then expectation that we would enter into a new MVNO arrangement and cease commercial use of VTR Wireless’ mobile network during the fourth quarter of 2013.  In September 2013, (i) VTR Wireless completed the process of migrating its mobile traffic to a third-party wireless network pursuant to its existing roaming agreement and (ii) VTR Wireless ceased commercial use of its mobile network, which resulted in a further reduction in the useful lives of VTR Wireless’ network equipment.  As a result of the aforementioned reductions in useful lives, VTR Wireless recognized aggregate incremental depreciation expense of $98.3 million during 2013.  In connection with the foregoing, we have recorded restructuring charges totaling $84.9 million during the third and fourth quarters of 2013. These restructuring charges include the discounted amount of (i) the remaining payments due under VTR Wireless’ tower and real estate operating leases of $71.5 million and (ii) certain other required payments associated with VTR Wireless’ mobile network. For information regarding our restructuring charges, see note 13.

In December 2013, VTR Wireless amended its existing roaming agreement with an agreement that provides for a full MVNO relationship. The amended agreement sets forth the terms for a more comprehensive arrangement with the third-party network operator and includes, among other items, terms that will allow VTR Wireless to decrease the variable costs associated with its wireless business and increase its ability to design its own tariff and commercial strategies.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Goodwill

Changes in the carrying amount of our goodwill during 2013 are set forth below:

	January 1, 2013	Acquisitions and related adjustments	Reclassification of Chellomedia Disposal Group to discontinued operations	Foreign currency translation adjustments and other	December 31, 2013
	in millions
European Operations Division:
U.K. (Virgin Media)	$—	$9,000.8	$—	$597.4	$9,598.2
Germany (Unitymedia KabelBW)	3,770.3	—	—	169.1	3,939.4
Belgium (Telenet)	2,158.3	—	—	96.8	2,255.1
The Netherlands	1,206.2	—	—	54.2	1,260.4
Switzerland	3,107.9	0.6	—	88.9	3,197.4
Other Western Europe	1,031.5	—	—	48.2	1,079.7
Total Western Europe	11,274.2	9,001.4	—	1,054.6	21,330.2
Central and Eastern Europe	1,509.5	—	—	10.6	1,520.1
Total European Operations Division	12,783.7	9,001.4	—	1,065.2	22,850.3
Chile (VTR Group)	558.0	—	—	(49.5)	508.5
Corporate and other	535.9	77.2	(223.4)	0.3	390.0
Total (a)	$13,877.6	$9,078.6	$(223.4)	$1,016.0	$23,748.8
________________

(a)
With the exception of Other Western Europe, Central and Eastern Europe and our corporate and other category, our reporting units for purposes of goodwill impairment testing correspond to our reportable segments, as set forth in the above table. For information concerning the reporting units included within the Other Western Europe and Central and Eastern Europe reportable segments, see note 17.

Based on the results of our October 1, 2013 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of Liberty Puerto Rico, which is included in our corporate and other category, could result in the need to record a goodwill impairment charge. At December 31, 2013, the goodwill associated with the Liberty Puerto Rico reporting unit was $347.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

At December 31, 2013 and 2012 and based on exchange rates as of those dates, the accumulated goodwill impairments of our continuing operations were $239.6 million and $230.8 million, respectively. These amounts represent accumulated impairments related to our broadband communications operations in Romania, which operations are included within the European Operations Division’s Central and Eastern Europe segment.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Changes in the carrying amount of our goodwill during 2012 are set forth below:

	January 1, 2012	Acquisitions and related adjustments	Foreign currency translation adjustments	December 31, 2012
		in millions
European Operations Division:
Germany (Unitymedia KabelBW)	$3,703.3	$(0.8)	$67.8	$3,770.3
Belgium (Telenet)	2,119.5	—	38.8	2,158.3
The Netherlands	1,181.7	2.9	21.6	1,206.2
Switzerland	3,026.8	1.1	80.0	3,107.9
Other Western Europe	1,013.0	—	18.5	1,031.5
Total Western Europe	11,044.3	3.2	226.7	11,274.2
Central and Eastern Europe	1,404.2	0.8	104.5	1,509.5
Total European Operations Division	12,448.5	4.0	331.2	12,783.7
Chile (VTR Group)	514.3	—	43.7	558.0
Corporate and other	326.5	204.3	5.1	535.9
Total	$13,289.3	$208.3	$380.0	$13,877.6

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2013	December 31, 2013			December 31, 2012
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	4 to 15 years	$8,116.7	$(2,458.4)	$5,658.3	$4,117.5	$(1,780.0)	$2,337.5
Other	2 to 15 years	288.1	(151.0)	137.1	379.3	(135.5)	243.8
Total		$8,404.8	$(2,609.4)	$5,795.4	$4,496.8	$(1,915.5)	$2,581.3

In December 2013, Telenet’s management determined that it would no longer be able to utilize its spectrum rights as a result of the conclusion of negotiations with network operators in Belgium and the absence of regulatory alternatives. This resulted in a triggering event with respect to the intangible asset related to Telenet’s spectrum rights and, after performing an impairment analysis, Telenet recorded an impairment charge of $73.0 million during the fourth quarter of 2013 to reduce the carrying amount of this intangible asset to zero.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Amortization of intangible assets with finite useful lives of our continuing operations was $776.8 million, $460.1 million and $388.9 million during 2013, 2012 and 2011, respectively. Amortization of intangible assets with finite useful lives of our discontinued operations was $17.6 million, $17.3 million and $18.4 million during 2013, 2012 and 2011, respectively. Based on the amortizable intangible asset balances of our continuing operations at December 31, 2013, we expect that amortization expense will be as follows for the next five years and thereafter. The U.S. dollar equivalents of such amortization expense amounts as of December 31, 2013 are presented below (in millions):

2014	$1,043.4
2015	1,012.0
2016	953.8
2017	810.8
2018	752.5
Thereafter	1,222.9
Total	$5,795.4

Other Indefinite-lived Intangible Assets

At December 31, 2013 and 2012, franchise rights and other indefinite-lived intangible assets aggregating $470.2 million and $558.2 million, respectively, were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(9)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2013				Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency		U.S. $ equivalent	December 31,		December 31,
					2013	2012	2013	2012
		in millions
Debt:
VM Notes	6.36%		—	$—	$9,188.7	$—	$9,150.1	$—
VM Credit Facility	3.77%		£660.0	1,093.4	4,388.9	—	4,352.8	—
VM Convertible Notes (e)	6.50%		—	—	164.1	—	57.5	—
UPC Broadband Holding Bank Facility	3.76%		€1,046.2	1,442.6	5,717.8	5,494.4	5,671.4	5,466.8
UPC Holding Senior Notes	7.51%		—	—	3,297.4	3,190.0	3,099.2	2,905.9
UPCB SPE Notes	6.88%		—	—	4,536.5	4,502.3	4,219.5	4,145.2
Unitymedia KabelBW Notes	6.89%		—	—	8,058.2	7,416.5	7,651.9	6,815.5
Unitymedia KabelBW Revolving Credit Facilities	3.27%		€417.5	575.7	—	—	—	—
Telenet Credit Facility	3.73%		€158.0	217.9	1,956.9	1,860.0	1,936.9	1,853.7
Telenet SPE Notes	5.93%		—	—	2,916.5	2,777.6	2,759.2	2,641.0
Sumitomo Collar Loan (f)	1.88%		—	—	939.3	1,175.1	894.3	1,083.6
Ziggo Collar Loan (g)	0.45%		—	—	852.9	—	852.6	—
Liberty Puerto Rico Bank Facility	6.89%		$15.0	15.0	666.2	667.0	665.0	663.9
Ziggo Margin Loan	3.08%		—	—	634.3	—	634.3	—
Vendor financing (h)	3.56%		—	—	603.1	276.8	603.1	276.8
Other (i)	8.53%	CLP	585.0	1.2	308.2	282.5	308.2	282.5
Total debt	5.55%			$3,345.8	$44,229.0	$27,642.2	42,856.0	26,134.9

Capital lease obligations:
Unitymedia KabelBW (j)							952.0	937.1
Telenet (k)							451.2	405.1
Virgin Media							373.5	—
Other subsidiaries							71.6	47.4
Total capital lease obligations							1,848.3	1,389.6
Total debt and capital lease obligations							44,704.3	27,524.5
Current maturities							(1,023.4)	(363.5)
Long-term debt and capital lease obligations							$43,680.9	$27,161.0

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2013 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 6.6% at December 31, 2013.  For information concerning our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2013, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At December 31, 2013, our availability under the VM Credit Facility, the UPC Broadband Holding Bank Facility and the Unitymedia KabelBW Revolving Credit Facilities (each credit facility as defined and described below) was limited to £653.6 million ($1,082.8 million), €432.3 million ($596.1 million) and €214.5 million ($295.8 million), respectively. When the relevant December 31, 2013 compliance reporting requirements have been completed and assuming no changes from December 31, 2013 borrowing levels, we anticipate that our availability under the VM Credit Facility, the UPC Broadband Holding Bank Facility and the Unitymedia KabelBW Revolving Credit Facilities will be limited to £622.0 million ($1,030.5 million), €726.7 million ($1,002.1 million) and €417.5 million ($575.7 million), respectively. In January 2014, the CLP 60.0 billion ($114.2 million) term loan bank facility of VTR Wireless (the VTR Wireless Bank Facility) was repaid in full and canceled. In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At December 31, 2013, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Virgin Media and Unitymedia KabelBW to other Liberty Global subsidiaries and ultimately to Liberty Global was limited to £305.2 million ($505.6 million) and €134.5 million ($185.5 million), respectively, and none of the liquidity of Liberty Puerto Rico was available to be loaned or distributed. When the relevant December 31, 2013 compliance reporting requirements have been completed and assuming no changes from December 31, 2013 borrowing levels, we anticipate that the availability of Virgin Media and Unitymedia KabelBW will be limited to £139.4 million ($230.9 million) and €367.4 million ($506.6 million), respectively, and none of the liquidity of Liberty Puerto Rico, will be available under these tests to be loaned or distributed.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 7.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
The amount reported in the estimated fair value column for the VM Convertible Notes represents the estimated fair value of the remaining VM Convertible Notes outstanding as of December 31, 2013, including both the debt and equity components.

(f)	For information regarding the Sumitomo Collar Loan, see note 6.

(g)	For information regarding the Ziggo Collar Loan, see note 6.

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At December 31, 2013 and 2012, the amounts owed pursuant to these arrangements include $47.3 million and $29.1 million, respectively, of value-added taxes that were paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our consolidated statements of cash flows.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(i)
Includes outstanding borrowings under the VTR Wireless Bank Facility of $113.1 million and $91.9 million at December 31, 2013 and 2012, respectively. In January 2014, all outstanding amounts under the VTR Wireless Bank Facility were repaid and the VTR Wireless Bank Facility was canceled.

(j)
Primarily represents Unitymedia KabelBW’s obligations under duct network lease agreements with Deutsche Telekom AG (Deutsche Telekom) as the lessor. The original contracts were concluded in 2000 and 2001 and have indefinite terms, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate these leases. For information regarding litigation involving these duct network lease agreements, see note 16.

(k)
At December 31, 2013 and 2012, Telenet’s capital lease obligations included €309.0 million ($426.1 million) and €284.4 million ($392.2 million), respectively, associated with Telenet’s lease of the broadband communications network of the four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs.” All capital expenditures associated with the PICs network are initiated by Telenet, but are executed and financed by the PICs through additions to this lease that are repaid over a 15-year term. These amounts do not include Telenet’s commitment related to certain operating costs associated with the PICs network. For additional information regarding this commitment, see note 16.

VM Notes

At December 31, 2013, the following senior notes of certain Virgin Media subsidiaries were outstanding:

•
$507.1 million principal amount of 8.375% senior notes (the 2019 VM Dollar Senior Notes) and £253.5 million ($420.0 million) principal amount of 8.875% senior notes (the 2019 VM Sterling Senior Notes and, together with the 2019 VM Dollar Senior Notes, the 2019 VM Senior Notes). The 2019 VM Senior Notes were issued by Virgin Media Finance;

•
$1.0 billion principal amount of 6.50% senior secured notes (the 2018 VM Dollar Senior Secured Notes) and £875.0 million ($1,449.6 million) principal amount of 7.0% senior secured notes (the 2018 VM Sterling Senior Secured Notes and, together with the 2018 VM Dollar Senior Secured Notes, the 2018 VM Senior Secured Notes). The 2018 VM Senior Secured Notes were issued by Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media;

•
$447.9 million principal amount of 5.25% senior secured notes (the January 2021 VM Dollar Senior Secured Notes) and £628.4 million ($1,041.1 million) principal amount of 5.50% senior secured notes (the January 2021 VM Sterling Senior Secured Notes and, together with the January 2021 VM Dollar Senior Secured Notes, the January 2021 VM Senior Secured Notes). The January 2021 VM Senior Secured Notes were issued by Virgin Media Secured Finance;

•	$95.0 million principal amount of 5.25% senior notes (the 2022 VM 5.25% Dollar Senior Notes);

•
$118.7 million principal amount of 4.875% senior notes (the 2022 VM 4.875% Dollar Senior Notes) and £44.1 million ($73.1 million) principal amount of 5.125% senior notes (the 2022 VM Sterling Senior Notes and, together with the 2022 VM 4.875% Dollar Senior Notes and the 2022 VM 5.25% Dollar Senior Notes, the 2022 VM Senior Notes). The 2022 VM Senior Notes were issued by Virgin Media Finance;

•
$1.0 billion principal amount of 5.375% senior secured notes (the April 2021 VM Dollar Senior Secured Notes) and £1.1 billion ($1.8 billion) principal amount of 6.0% senior secured notes (the April 2021 VM Sterling Senior Secured Notes and, together with the April 2021 VM Dollar Senior Secured Notes, the April 2021 VM Senior Secured Notes); and

•
$530.0 million principal amount of 6.375% senior notes (the 2023 VM Dollar Senior Notes) and £250.0 million ($414.2 million) principal amount of 7.0% senior notes (the 2023 VM Sterling Senior Notes and, together with the 2023 VM Dollar Senior Notes, the 2023 VM Senior Notes).

The April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes were originally issued by our subsidiaries in February 2013 in connection with the execution of the Virgin Media Merger Agreement. The net proceeds (after deducting certain transaction expenses) from the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes of $3,557.5 million (equivalent at the

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

Under the terms of the applicable indentures, the completion of the Virgin Media Acquisition represented a “Change of Control” event that required Virgin Media Secured Finance and Virgin Media Finance, as applicable, to offer to repurchase the January 2021 VM Senior Secured Notes and the 2022 VM Senior Notes at a repurchase price of 101% of par. In this regard, on June 11, 2013, Virgin Media Secured Finance and Virgin Media Finance, as applicable, redeemed (i) $52.1 million of the January 2021 VM Dollar Senior Secured Notes, (ii) £21.6 million ($35.8 million) of the January 2021 VM Sterling Senior Secured Notes, (iii) $405.0 million of the 2022 VM 5.25% Dollar Senior Notes, (iv) $781.3 million of the 2022 VM 4.875% Dollar Senior Notes and (v) £355.9 million ($589.6 million) of the 2022 VM Sterling Senior Notes. With respect to the 2019 VM Senior Notes and the 2018 VM Senior Secured Notes, Virgin Media previously had obtained consent from holders of such notes to waive its repurchase obligations under the respective indentures related to the “Change of Control” provisions. The Virgin Media Acquisition did not constitute a “Change of Control” event under the indentures governing the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes.

The details of the VM Notes as of December 31, 2013 are summarized in the following table:

			Outstanding principal amount
VM Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2018 VM Dollar Senior Secured Notes	January 15, 2018	6.500%	$1,000.0	$1,000.0	$1,038.1	$1,042.5
2018 VM Sterling Senior Secured Notes	January 15, 2018	7.000%	£875.0	1,449.6	1,507.6	1,515.4
2019 VM Dollar Senior Notes	October 15, 2019	8.375%	$507.1	507.1	554.0	557.1
2019 VM Sterling Senior Notes	October 15, 2019	8.875%	£253.5	420.0	458.8	459.7
January 2021 VM Dollar Senior Secured Notes	January 15, 2021	5.250%	$447.9	447.9	458.5	462.1
January 2021 VM Sterling Senior Secured Notes	January 15, 2021	5.500%	£628.4	1,041.1	1,050.8	1,057.3
April 2021 VM Dollar Senior Secured Notes	April 15, 2021	5.375%	$1,000.0	1,000.0	1,008.8	1,000.0
April 2021 VM Sterling Senior Secured Notes	April 15, 2021	6.000%	£1,100.0	1,822.4	1,880.4	1,822.4
2022 VM 5.25% Dollar Senior Notes	February 15, 2022	5.250%	$95.0	95.0	84.6	95.9
2022 VM 4.875% Dollar Senior Notes	February 15, 2022	4.875%	$118.7	118.7	104.0	119.7
2022 VM Sterling Senior Notes	February 15, 2022	5.125%	£44.1	73.1	67.7	73.8
2023 VM Dollar Senior Notes	April 15, 2023	6.375%	$530.0	530.0	542.9	530.0
2023 VM Sterling Senior Notes	April 15, 2023	7.000%	£250.0	414.2	432.5	414.2
Total				$8,919.1	$9,188.7	$9,150.1
_______________

(a)	Amounts include the impact of premiums and discounts, where applicable, including amounts recorded in connection with the acquisition accounting for the Virgin Media Acquisition.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

The VM Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The VM Senior Secured Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media (the VM Senior Secured Guarantors), and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the VM Senior Secured Guarantors (except for Virgin Media). The VM Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. In addition, the VM Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £50.0 million (€82.8 million) or more in the aggregate of Virgin Media, Virgin Media Finance, Virgin Media Secured Finance or VMIH (as applicable under the relevant indenture), or the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the VM Notes.

Subject to the circumstances described below, the January 2021 VM Senior Secured Notes and the 2022 VM Senior Notes are non-callable. At any time prior to maturity, Virgin Media Secured Finance or Virgin Media Finance (as applicable) may redeem some or all of the January 2021 VM Senior Secured Notes or the 2022 VM Senior Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to (i) January 15, 2021 using the discount rate (as specified in the applicable indenture) as of the applicable redemption date plus 25 basis points in the case of the January 2021 VM Senior Secured Notes or (ii) February 15, 2022 using the discount rate (as specified in the applicable indenture) as of the applicable redemption date plus 50 basis points in the case of the 2022 VM Senior Notes.

Subject to the circumstances described below, the 2018 VM Senior Secured Notes are non-callable until January 15, 2014, the 2019 VM Senior Notes are non-callable until October 15, 2014, the April 2021 VM Senior Secured Notes are non-callable until April 15, 2017 and the 2023 VM Senior Notes are non-callable until April 15, 2018. At any time prior to January 15, 2014, in the case of the 2018 VM Senior Secured Notes, October 15, 2014, in the case of the 2019 VM Senior Notes, April 15, 2017, in the case of the April 2021 VM Senior Secured Notes or April 15, 2018, in the case of the 2023 VM Senior Notes, Virgin Media Secured Finance and Virgin Media Finance (as applicable) may redeem some or all of the 2018 VM Senior Secured Notes, the 2019 VM Senior Notes, the April 2021 VM Senior Secured Notes or the 2023 VM Senior Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2014, October 15, 2014, April 15, 2017 or April 15, 2018 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Virgin Media Finance and Virgin Media Secured Finance (as applicable) may redeem some or all of the 2018 VM Senior Secured Notes, the 2019 VM Senior Notes, the April 2021 VM Senior Secured Notes or the 2023 VM Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15, in the case of the 2018 VM Senior Secured Notes, October 15, in the case of the 2019 VM Senior Notes, or April 15, in the case of the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes, of the years set forth below:

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

VM Credit Facility

On June 7, 2013, VMIH, together with certain other subsidiaries of Virgin Media as borrowers and guarantors (the Virgin Media Borrowing Group) entered into a new senior secured credit facility agreement, as amended and restated on June 14, 2013 (the VM Credit Facility), pursuant to which the lenders thereunder agreed to provide the borrowers with (i) a £375.0 million ($621.3 million) term loan (VM Facility A), (ii) a $2,755.0 million term loan (VM Facility B), (iii) a £600.0 million ($994.0 million) term loan (VM Facility C) and (iv) a £660.0 million ($1,093.4 million) revolving credit facility (the VM Revolving Facility). With the exception of the VM Revolving Facility, all available amounts were borrowed under the VM Credit Facility in June 2013.

The VM Credit Facility requires that certain members of the Virgin Media Borrowing Group that generate not less than 80% of such group’s EBITDA (as defined in the VM Credit Facility) in any financial year, guarantee the payment of all sums payable under the VM Credit Facility and such group members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

In addition to customary default provisions, the VM Credit Facility provides that any event of default with respect to indebtedness of £50.0 million ($82.8 million) or more in the aggregate of Virgin Media Finance PLC (Virgin Media Finance), a wholly-owned subsidiary of Virgin Media, and its subsidiaries is an event of default under the VM Credit Facility.

The VM Credit Facility permits certain members of the Virgin Media Borrowing Group to make certain distributions and restricted payments to its parent company (and indirectly to Liberty Global) through loans, advances or dividends subject to compliance with applicable covenants.

The details of our borrowings under the VM Credit Facility as of December 31, 2013 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity (a)	Carrying value (b)
			in millions

A	June 7, 2019	LIBOR + 3.25%	£375.0	$—	$621.2
B	June 7, 2020	LIBOR + 2.75% (c)	$2,755.0	—	2,742.2
C	June 7, 2020	LIBOR + 3.75% (c)	£600.0	—	989.4
Revolving Facility	June 7, 2019	LIBOR + 3.25%	£660.0	1,093.4	—
Total				$1,093.4	$4,352.8
 _______________

(a)
At December 31, 2013, our availability was limited to £653.6 million ($1,082.8 million). When the relevant December 31, 2013 compliance reporting requirements have been completed and assuming no changes from December 31, 2013 borrowing levels, we anticipate that our availability will be limited to £622.0 million ($1,030.5 million). The VM Revolving Facility has a commitment fee on unused and uncanceled balances of 1.3% per year.

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

As a result of the application of acquisition accounting in connection with the Virgin Media Acquisition, the $2,716.8 million estimated fair value of the VM Convertible Notes at June 7, 2013 was allocated between the respective debt and equity components. The portion allocated to the debt component of $1,056.8 million was measured based on the estimated fair value of a debt instrument that has the same terms as the VM Convertible Notes without the conversion feature. The amount allocated to the debt component resulted in a premium to the principal amount of the VM Convertible Notes. The $1,660.0 million portion allocated to the equity component was recorded as an increase to additional paid-in capital in our consolidated statement of equity.

The VM Convertible Notes are exchangeable under certain conditions for (subject to further adjustment as provided in the VM Convertible Notes Indenture and subject to Virgin Media’s right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 of our Class A ordinary shares, 10.0312 of our Class C ordinary shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. The circumstances under which the VM Convertible Notes are exchangeable are more fully described in the VM Convertible Notes Indenture, including, for example,

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

based on the relationship of the value of the Virgin Media Merger Consideration to the conversion price of the VM Convertible Notes. Based on the trading prices of our Class A and Class C ordinary shares during a specified period, as provided for in the VM Convertible Notes Indenture, the VM Convertible Notes are currently exchangeable. Because the Virgin Media Acquisition constituted a “Fundamental Change” and a “Make-Whole Fundamental Change” under the VM Convertible Notes Indenture, a holder of the VM Convertible Notes who exchanged such notes at any time from June 7, 2013 through July 9, 2013 received 13.8302 Class A ordinary shares, 10.3271 Class C ordinary shares and $937.37 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged.

As of December 31, 2013, an aggregate of $944.2 million principal amount of VM Convertible Notes had been exchanged following the Virgin Media Acquisition for 13.1 million Class A and 9.8 million Class C ordinary shares and $885.1 million of cash. The difference between the cash portion of the exchange consideration and the aggregate $998.8 million fair value of the exchanged VM Convertible Notes on the exchange dates resulted in a net increase to equity of $113.7 million. No gain or loss on extinguishment was recorded for these exchanges as the debt component of the VM Convertible Notes was measured at fair value shortly before the exchanges pursuant to the application of acquisition accounting in connection with the Virgin Media Acquisition. After giving effect to all exchanges completed, the remaining principal amount outstanding under the VM Convertible Notes was $54.8 million as of December 31, 2013.

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

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended from time to time, is the senior secured credit facility of UPC Broadband Holding. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding, the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit, among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of €50.0 million ($68.9 million) or more in the aggregate of (i) Liberty Global Europe, Inc. (the indirect parent of Liberty Global Europe), (ii) any other company of which UPC Broadband Holding is a subsidiary and which is a subsidiary of Liberty Global Europe and (iii) UPC Holding II BV (a subsidiary of UPC Holding) is an event of default under the UPC Broadband Holding Bank Facility.

The UPC Broadband Holding Bank Facility permits UPC Broadband Holding to transfer funds to its parent company (and indirectly to Liberty Global) through loans, advances or dividends provided that UPC Broadband Holding maintains compliance with applicable covenants. If a Change of Control occurs, as defined in the UPC Broadband Holding Bank Facility, the facility agent may (if required by the majority lenders) cancel each facility and declare all outstanding amounts immediately due and payable. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) Senior Debt (after deducting cash and cash equivalent investments) to Annualized EBITDA, (ii) EBITDA to Total Cash Interest, (iii) EBITDA to Senior Debt Service, (iv) EBITDA to Senior Interest and (v) Total Debt (after deducting cash and cash equivalent investments) to Annualized EBITDA, each capitalized term as defined in the UPC Broadband Holding Bank Facility.

The covenant in the UPC Broadband Holding Bank Facility relating to disposals of assets includes a basket for permitted disposals of assets, the Annualized EBITDA of which does not exceed a certain percentage of the Annualized EBITDA of the Borrower Group, each capitalized term as defined in the UPC Broadband Holding Bank Facility. The UPC Broadband Holding Bank Facility includes a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the Borrower Group.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times Annualized EBITDA of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100.0 million ($137.9 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

The details of our borrowings under the UPC Broadband Holding Bank Facility as of December 31, 2013 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$41.4	$—
R (e)	December 31, 2015	EURIBOR + 3.25%	€111.0	—	153.1
S (e)	December 31, 2016	EURIBOR + 3.75%	€545.5	—	752.2
V (d)	January 15, 2020	7.625%	€500.0	—	689.5
Y (d)	July 1, 2020	6.375%	€750.0	—	1,034.2
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AE (e)	December 31, 2019	EURIBOR + 3.75%	€602.5	—	830.7
AF	January 31, 2021	LIBOR + 3.00% (f)	$500.0	—	495.1
AG	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	2,138.7
AH	June 30, 2021	LIBOR + 2.50% (f)	$1,305.0	—	1,301.6
AI	April 30,2019	EURIBOR + 3.25%	€1,016.2	1,401.2	—
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,223.7)
Total				$1,442.6	$5,671.4
 _______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at December 31, 2013 without giving effect to the impact of discounts.

(b)
At December 31, 2013, our availability under the UPC Broadband Holding Bank Facility was limited to €432.3 million ($596.1 million). When the relevant December 31, 2013 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €726.7 million ($1,002.1 million). Facilities Q and AI have commitment fees on unused and uncanceled balances of 0.75% and 1.3% per year, respectively.

(c)	The carrying values of Facilities AF, AG and AH include the impact of discounts.

(d)	As further discussed in the below description of the UPCB SPE Notes, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in Liberty Global’s consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(e)	Subsequent to December 31, 2013, all of the borrowings under Facilities R, S and AE were repaid . For additional information, see note 19.

(f)	Facilities AF and AH have LIBOR floors of 1.00% and 0.75%, respectively.

Refinancing Transactions. During 2013, 2012 and 2011, we completed a number of refinancing transactions that generally resulted in additional borrowings or extended maturities under the the UPC Broadband Holding Bank Facility. In connection with these transactions, we recognized losses on debt modification and extinguishment of $11.9 million, $16.3 million and $15.7 million during 2013, 2012 and 2011, respectively. These losses include (i) write-offs of deferred financing costs and unamortized discounts of $4.2 million, $14.3 million, and $15.7 million, respectively, and (ii) $7.7 million, $2.0 million and nil of third-party debt modification costs, respectively.

UPC Holding Senior Notes

2013 Transactions. On March 26, 2013, UPC Holding issued (i) €450.0 million ($620.5 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% Euro Senior Notes) and (ii) CHF 350.0 million ($393.9 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% CHF Senior Notes and, together with the UPC Holding 6.75% Euro Senior Notes, the UPC Holding 6.75% Senior Notes). The UPC Holding 6.75% Senior Notes mature on March 15, 2023.

On April 25, 2013, the net proceeds from the issuance of the UPC Holding 6.75% Senior Notes were used to redeem in full (a) UPC Holding’s €300.0 million ($413.7 million) principal amount of 8.0% senior notes due 2016 (the UPC Holding 8.0% Senior Notes) and (b) UPC Holding’s €400.0 million ($551.6 million) principal amount of 9.75% senior notes due 2018 (the UPC Holding 9.75% Senior Notes). Our obligations with respect to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes were legally discharged with the trustee on March 26, 2013 and March 27, 2013, respectively, in connection with the issuance of the UPC Holding 6.75% Senior Notes. The trustee, in turn, paid all amounts due to the holders of the UPC Holding 8.0% Senior Notes and UPC Holding 9.75% Senior Notes on April 25, 2013. We incurred aggregate debt extinguishment losses of $85.5 million during the first quarter of 2013, which include (i) $35.6 million of redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, as described above.

2012 Transaction. On September 21, 2012, UPC Holding issued €600.0 million ($827.4 million) principal amount of 6.375% senior notes (the UPC Holding 6.375% Senior Notes) at an issue price of 99.094%, resulting in cash proceeds before commissions and fees of €594.6 million ($773.1 million at the transaction date).

We collectively refer to the UPC Holding 6.75% Senior Notes, the UPC Holding 6.375% Senior Notes, UPC Holding’s €640.0 million ($882.5 million) principal amount of 8.375% senior notes due 2020 (the UPC Holding 8.375% Senior Notes) and UPC Holding’s $400.0 million principal amount of 9.875% senior notes due 2018 (the UPC Holding 9.875% Senior Notes) as the “UPC Holding Senior Notes.”

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The details of the UPC Holding Senior Notes as of December 31, 2013 are summarized in the following table:

		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency		U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UPC Holding 9.875% Senior Notes	April 15, 2018		$400.0	$400.0	$434.0	$381.7
UPC Holding 8.375% Senior Notes	August 15, 2020		€640.0	882.5	975.2	882.5
UPC Holding 6.375% Senior Notes	September 15, 2022		€600.0	827.4	844.4	820.6
UPC Holding 6.75% Euro Senior Notes	March 15, 2023		€450.0	620.5	637.6	620.5
UPC Holding 6.75% CHF Senior Notes	March 15, 2023	CHF	350.0	393.9	406.2	393.9
Total				$3,124.3	$3,297.4	$3,099.2
_______________

(a)	Amounts include the impact of discounts, where applicable.

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. The UPC Holding Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($68.9 million) or more in the aggregate of UPC Holding or its Restricted Subsidiaries (as defined in the applicable indenture), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

At any time prior to April 15, 2014, in the case of the UPC Holding 9.875% Senior Notes, August 15, 2015, in the case of the UPC Holding 8.375% Senior Notes, September 15, 2017, in the case of the UPC Holding 6.375% Senior Notes, and March 15, 2018, in the case of the UPC Holding 6.75% Senior Notes, UPC Holding may redeem some or all of such UPC Holding Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until April 15, 2014, August 15, 2015, September 15, 2017 or March 15, 2018, as the case may be, using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on April 15, in the case of the UPC Holding 9.875% Senior Notes, August 15, in the case of the UPC Holding 8.375% Senior Notes, September 15, in the case of the UPC Holding 6.375% Senior Notes, and March 15, in the case of the UPC Holding 6.75% Senior Notes, of the years set forth below:

	Redemption price
Year	UPC Holding 9.875% Senior Notes	UPC Holding 8.375% Senior Notes	UPC Holding 6.375% Senior Notes	UPC Holding 6.75% Senior Notes

2014	104.938%	N.A.	N.A.	N.A.
2015	102.469%	104.188%	N.A.	N.A.
2016	100.000%	102.792%	N.A.	N.A.
2017	100.000%	101.396%	103.188%	N.A.
2018	100.000%	100.000%	102.125%	103.375%
2019	N.A.	100.000%	101.063%	102.250%
2020	N.A.	100.000%	100.000%	101.125%
2021 and thereafter	N.A.	N.A.	100.000%	100.000%

If all or substantially all of the assets of UPC Holding and certain of its subsidiaries are disposed of or any other Change of Control (as defined in the relevant UPC Holding Senior Notes) is triggered, UPC Holding must offer to repurchase all of the relevant UPC Holding Senior Notes at a redemption price of 101% of the principal amount of such UPC Holding Senior Notes.

UPCB SPE Notes

UPCB Finance Limited (UPCB Finance I), UPCB Finance II Limited (UPCB Finance II), UPCB Finance III Limited (UPCB Finance III), UPCB Finance V Limited (UPCB Finance V) and UPCB Finance VI Limited (UPCB Finance VI and, together with UPCB Finance I, UPCB Finance II, UPCB Finance III and UPCB Finance V, the UPCB SPEs) are all special purpose financing entities that are owned 100% by charitable trusts. The UPCB SPEs were created for the primary purposes of facilitating the offerings of €500.0 million ($689.5 million) principal amount of 7.625% senior secured notes (the UPCB Finance I Notes), €750.0 million ($1,034.2 million) principal amount of 6.375% senior secured notes (the UPCB Finance II Notes), $1.0 billion principal amount of 6.625% senior secured notes (the UPCB Finance III Notes), $750.0 million principal amount of 7.25% senior secured notes (the UPCB Finance V Notes) and $750.0 million principal amount of 6.875% senior secured notes (the UPCB Finance VI Notes and, together with the UPCB Finance I Notes, the UPCB Finance II Notes, the UPCB Finance III Notes and the UPCB Finance V Notes, the UPCB SPE Notes), respectively. The UPCB Finance I Notes, the UPCB Finance II Notes, the UPCB Finance III Notes, the UPCB Finance V Notes and the UPCB Finance VI Notes were issued on January 20, 2010, January 31, 2011, February 16, 2011, November 16, 2011 and February 7, 2012, respectively.

The UPCB Finance I Notes were issued at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($699.7 million at the transaction date). The UPCB Finance II Notes, UPCB Finance III Notes, UPCB Finance V Notes and UPCB Finance VI Notes were each issued at par. UPCB Finance I, UPCB Finance II, UPCB Finance III, UPCB Finance V and UPCB Finance VI used the proceeds from the (i) UPCB Finance I Notes and available cash, (ii) UPCB Finance II Notes, (iii) UPCB Finance III Notes, (iv) UPCB Finance V Notes and (v) UPCB Finance VI Notes to fund new additional Facilities V, Y, Z, AC and AD, respectively, (each, a UPCB SPE Funded Facility) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership (UPC Financing) as the borrower. The proceeds from Facility V, Y, Z, AC and AD generally were used to repay amounts outstanding under the UPC Broadband Holding Bank Facility.

Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB SPE Funded Facility in order to service its payment obligations under each respective UPCB SPE Note. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB SPE Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and Liberty Global, are required by the provisions of GAAP to consolidate the UPCB SPEs. As

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

a result, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in Liberty Global’s consolidated financial statements.

Pursuant to the respective indentures for the UPCB SPE Notes (the UPCB SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity and applicable interest rate for each UPCB SPE Funded Facility are the same as those of the related UPCB SPE Notes. The UPCB SPEs, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable UPCB SPE Indenture and the applicable security interests over (i) all of the issued shares of the relevant UPCB SPE and (ii) the relevant UPCB SPE’s rights under the applicable UPCB SPE Funded Facility granted to secure the relevant UPCB SPE’s obligations under the relevant UPCB SPE Notes, the holders of the UPCB SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to the UPCB SPEs as lenders under the UPC Broadband Holding Bank Facility.

The UPCB SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the UPCB SPE Indentures.

The details of the UPCB SPE Notes as of December 31, 2013 are summarized in the following table:

			Outstanding principal amount
UPCB SPEs	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UPCB Finance I Notes	January 15, 2020	7.625%	€500.0	$689.5	$747.2	$685.3
UPCB Finance II Notes	July 1, 2020	6.375%	€750.0	1,034.2	1,111.1	1,034.2
UPCB Finance III Notes	July 1, 2020	6.625%	$1,000.0	1,000.0	1,063.8	1,000.0
UPCB Finance V Notes	November 15, 2021	7.250%	$750.0	750.0	816.1	750.0
UPCB Finance VI Notes	January 15, 2022	6.875%	$750.0	750.0	798.3	750.0
Total				$4,223.7	$4,536.5	$4,219.5
 _______________

(a)	Amounts include the impact of discounts, where applicable.

Subject to the circumstances described below, the UPCB Finance I Notes are non-callable until January 15, 2015, the UPCB Finance II Notes and the UPCB Finance III Notes are non-callable until July 1, 2015, the UPCB Finance V Notes are non-callable until November 15, 2016 and the UPCB Finance VI Notes are non-callable until January 15, 2017 (each a UPCB SPE Notes Call Date). If, however, at any time prior to the applicable UPCB SPE Notes Call Date, all or a portion of the loans under the related UPCB SPE Funded Facility are voluntarily prepaid (an Early Redemption Event), then the applicable UPCB SPE will be required to redeem an aggregate principal amount of its UPCB SPE Notes equal to the aggregate principal amount of loans so prepaid under the related UPCB SPE Funded Facility. In general, the redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable UPCB SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such UPCB SPE Notes on the applicable UPCB SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable UPCB SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable UPCB SPE Indenture, over (b) the principal amount of such UPCB SPE Notes to be redeemed and (iii) accrued but unpaid interest thereon and Additional Amounts (as defined in the applicable UPCB SPE Indenture), if any, to the applicable redemption date (the Make-Whole Redemption Price). However, in the case of an Early Redemption Event with respect to Facility Z, AC or AD occurring prior to the applicable UPCB SPE Notes Call Date, the redemption price payable upon redemption of an aggregate principal amount of the relevant UPCB SPE Notes not exceeding 10% of the original aggregate principal amount of such UPCB SPE Notes during each twelve-month period commencing on February 16, 2011, in the case of Facility Z, November 16, 2011, in the case of Facility AC, or February 7, 2012, in the case of Facility AD, will equal 103% of the principal amount of the relevant UPCB SPE Notes redeemed plus accrued and unpaid interest thereon and Additional Amounts, if any, to the applicable redemption date. The redemption price payable for any principal amount of such UPCB SPE Notes redeemed in excess of the 10% limitation will be the Make-Whole Redemption Price.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Upon the occurrence of an Early Redemption Event on or after the applicable UPCB SPE Notes Call Date, the applicable UPCB SPE will redeem an aggregate principal amount of its UPCB SPE Notes equal to the principal amount of the related UPCB SPE Funded Facility prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and Additional Amounts, if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15, in the case of the UPCB Finance I Notes and the UPCB Finance VI Notes, July 1, in the case of the UPCB Finance II Notes and the UPCB Finance III Notes, and November 15, in the case of the UPCB Finance V Notes, of the years set forth below:

	Redemption Price
Year	UPCB Finance I Notes	UPCB Finance II Notes	UPCB Finance III Notes	UPCB Finance V Notes	UPCB Finance VI Notes

2015	103.813%	103.188%	103.313%	N.A.	N.A.
2016	102.542%	102.125%	102.208%	103.625%	N.A.
2017	101.271%	101.063%	101.104%	102.417%	103.438%
2018	100.000%	100.000%	100.000%	101.208%	102.292%
2019	100.000%	100.000%	100.000%	100.000%	101.146%
2020	100.000%	100.000%	100.000%	100.000%	100.000%
2021 and thereafter	N.A.	N.A.	N.A.	100.000%	100.000%

Unitymedia KabelBW Notes and KBW Notes

Unitymedia KabelBW Exchange, Special Optional Redemptions and KBW Fold-in. Prior to the exchange and redemption transactions described below, the KBW Notes consisted of (i) UPC Germany HC1’s €680.0 million ($937.7 million) principal amount of 9.5% senior notes due 2021 (the KBW Senior Notes) and (ii) KBW’s (a) €800.0 million ($1,103.1 million) principal amount of 7.5% senior secured notes due 2019 (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% senior secured notes due 2019 (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed-Rate Notes) and (c) €420.0 million ($579.2 million) principal amount of senior secured floating-rate notes due 2018 (the KBW Senior Secured Floating-Rate Notes and together with the KBW Senior Secured Fixed-Rate Notes, the KBW Senior Secured Notes).

In May 2012, Unitymedia KabelBW and certain of its subsidiaries completed (i) the exchange (the Unitymedia KabelBW Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of UM Senior Exchange Notes (as defined and described below) and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of UM Senior Secured Exchange Notes (as defined and described below), (ii) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia KabelBW Exchange and (iii) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became a subsidiary of Unitymedia Hessen (the KBW Fold-in). The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were initially funded with borrowings under the Unitymedia KabelBW Revolving Credit Facilities, as defined and described below. In connection with these transactions, we recognized aggregate losses on debt modification and extinguishment of $7.0 million during 2012, including (i) $5.6 million of third-party costs and (ii) a loss of $1.4 million representing the difference between the carrying value and redemption price of the debt redeemed pursuant to the Special Optional Redemptions.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The details of (i) the Unitymedia KabelBW Exchange and (ii) the Special Optional Redemptions are as follows:

	Outstanding principal amount prior to the Unitymedia KabelBW Exchange		Principal amount exchanged pursuant to the Unitymedia KabelBW Exchange		Principal amount redeemed pursuant to the Special Optional Redemptions
KBW Notes	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)	Borrowing currency	U.S. $ equivalent (a)
	in millions

KBW Senior Notes (b)	€680.0	$890.0	€618.0	$808.8	€62.0	$81.2
KBW Euro Senior Secured Notes (c)	€800.0	1,047.0	€735.1	962.1	€64.9	84.9
KBW Dollar Senior Secured Notes (d)	$500.0	500.0	$459.3	459.3	$40.7	40.7
KBW Senior Secured Floating-Rate Notes (e)	€420.0	549.7	€395.9	518.2	€24.1	31.5
Total		$2,986.7		$2,748.4		$238.3
 _______________

(a)	Translations are calculated as of the May 4, 2012 transaction date.

(b)	The KBW Senior Notes tendered for exchange were exchanged for an equal principal amount of 9.5% senior notes issued by Unitymedia KabelBW due March 15, 2021 (the UM Senior Exchange Notes).

(c)
The KBW Euro Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by Unitymedia Hessen and Unitymedia NRW GmbH (Unitymedia NRW) (each a subsidiary of Unitymedia KabelBW and together, the UM Senior Secured Notes Issuers) due March 15, 2019 (the UM Euro Senior Secured Exchange Notes).

(d)
The KBW Dollar Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by the UM Senior Secured Notes Issuers due March 15, 2019 (the UM Dollar Senior Secured Exchange Notes and, together with the UM Euro Senior Secured Exchange Notes, the UM Senior Secured Fixed-Rate Exchange Notes).

(e)
The KBW Senior Secured Floating-Rate Notes tendered for exchange were exchanged for an equal principal amount of senior secured floating-rate notes issued by the UM Senior Secured Notes Issuers due March 15, 2018 (the UM Senior Secured Floating-Rate Exchange Notes and, together with the UM Senior Secured Fixed-Rate Exchange Notes, the UM Senior Secured Exchange Notes). The UM Senior Secured Floating-Rate Exchange Notes, prior to their redemption as described below, bore interest at a rate of EURIBOR plus 4.25%. We refer to the UM Senior Exchange Notes and the UM Senior Secured Exchange Notes collectively as the “UM Exchange Notes.”

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

November 2013 UM Senior Secured Notes. On November 21, 2013, the UM Senior Secured Notes Issuers issued €475.0 million ($655.0 million) principal amount of 6.25% senior secured notes due January 15, 2029 (the November 2013 UM Senior Secured Notes). A portion of the net proceeds from the issuance of the November 2013 UM Senior Secured Notes were used to redeem all of the then outstanding 2009 UM Euro Senior Secured Notes (as defined and described below), including the related redemption premiums.

April 2013 UM Senior Secured Notes. On April 16, 2013, UM Senior Secured Notes Issuers issued €350.0 million ($482.6 million) principal amount of 5.625% senior secured notes due April 15, 2023 (the April 2013 UM Senior Secured Notes).

January 2013 UM Senior Secured Notes. On January 21, 2013, the UM Senior Secured Notes Issuers issued €500.0 million ($689.5 million) principal amount of 5.125% senior secured notes due January 21, 2023 (the January 2013 UM Senior Secured Notes). The net proceeds from the issuance of the January 2013 UM Senior Secured Notes were used to redeem a portion of the 2009 UM Euro Senior Secured Notes, as defined below.

December 2012 UM Senior Secured Notes. On December 14, 2012, the UM Senior Secured Notes Issuers issued $1.0 billion principal amount of 5.5% senior secured notes due January 15, 2023 (the December 2012 UM Dollar Senior Secured Notes) and €500.0 million ($689.5 million) principal amount of 5.75% senior secured notes due January 15, 2023 (the December 2012 UM Euro Senior Secured Notes, and together with the December 2012 UM Dollar Senior Secured Notes, the December 2012 UM Senior Secured Notes), each at par. The net proceeds from the issuance of the December 2012 UM Senior Secured Notes were used to purchase and redeem (i) all of the 2009 UM Dollar Senior Secured Notes (as defined and described below) and (ii) €524.0 million ($722.6 million) of the 2009 UM Euro Senior Secured Notes (as defined and described below). During the fourth quarter of 2012, we recognized losses on debt extinguishment of $175.8 million including a loss of (i) $125.9 million representing the difference between the principal and redemption price of the debt redeemed and (ii) $49.4 million associated with the write-off of deferred financing costs and an unamortized discount.

September 2012 UM Senior Secured Notes. On September 19, 2012, the UM Senior Secured Notes Issuers issued €650.0 million ($896.3 million) principal amount of 5.5% senior secured notes due September 15, 2022 (the September 2012 UM Senior Secured Notes). The net proceeds from the issuance of the September 2012 UM Senior Secured Notes were used to redeem in full the UM Senior Secured Floating-Rate Exchange Notes at a redemption price of 101%, with the remaining €241.8 million ($333.4 million) available for general corporate purposes. During the third quarter of 2012, we recognized losses on debt extinguishment of $10.2 million representing the difference between the carrying value and redemption price of the debt redeemed.

2009 UM Notes. In November 2009, Unitymedia KabelBW issued (i) €1,430.0 million ($1,971.9 million) principal amount of 8.125% senior secured notes (the 2009 UM Euro Senior Secured Notes) at an issue price of 97.844%, (ii) $845.0 million principal amount of 8.125% senior secured notes (the 2009 UM Dollar Senior Secured Notes and, together with the 2009 UM Euro Senior Secured Notes, the 2009 UM Senior Secured Notes) at an issue price of 97.844% and (iii) €665.0 million ($917.0 million) principal amount of 9.625% senior notes (the 2009 UM Senior Notes and together with the 2009 UM Senior Secured Notes, the 2009 UM Notes) at an issue price of 97.652%.

We refer to the 2009 UM Notes, the UM Exchange Notes, the September 2012 UM Senior Secured Notes and the December 2012 UM Senior Secured Notes, collectively as the “Unitymedia KabelBW Notes.”

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The details of the Unitymedia KabelBW Notes as of December 31, 2013 are summarized in the following table:

			Outstanding principal amount
Unitymedia KabelBW Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2009 UM Senior Notes	December 1, 2019	9.625%	€665.0	$917.0	$1,018.4	$901.7
UM Senior Exchange Notes	March 15, 2021	9.500%	€618.0	852.2	992.2	850.1
UM Euro Senior Secured Exchange Notes	March 15, 2019	7.500%	€735.1	1,013.7	1,104.8	1,020.7
UM Dollar Senior Secured Exchange Notes	March 15, 2019	7.500%	$459.3	459.3	498.9	466.5
September 2012 UM Senior Secured Notes	September 15, 2022	5.500%	€650.0	896.3	926.0	896.3
December 2012 UM Dollar Senior Secured Notes	January 15, 2023	5.500%	$1,000.0	1,000.0	975.0	1,000.0
December 2012 UM Euro Senior Secured Notes	January 15, 2023	5.750%	€500.0	689.5	713.6	689.5
January 2013 UM Senior Secured Notes	January 21, 2023	5.125%	€500.0	689.5	690.3	689.5
April 2013 UM Senior Secured Notes	April 15, 2023	5.625%	€350.0	482.6	490.2	482.6
November 2013 UM Senior Secured Notes	January 15, 2029	6.250%	€475.0	655.0	648.8	655.0
Total				$7,655.1	$8,058.2	$7,651.9
_______________

(a)	Amounts include the impact of premiums and discounts, where applicable.

The 2009 UM Senior Notes and the UM Senior Exchange Notes are senior obligations of Unitymedia KabelBW that rank equally with all of the existing and future senior debt of Unitymedia KabelBW and are senior to all existing and future subordinated debt of Unitymedia KabelBW. The 2009 UM Senior Notes and the UM Senior Exchange Notes are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia KabelBW.

The 2009 UM Senior Secured Notes, the UM Senior Secured Exchange Notes, the September 2012 UM Senior Secured Notes, the December 2012 UM Senior Secured Notes, January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes and the November 2013 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Notes Issuers and (ii) are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and the UM Senior Secured Notes Issuers and certain other share and/or asset security of Unitymedia KabelBW and certain of its subsidiaries.

The Unitymedia KabelBW Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. The Unitymedia KabelBW Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($34.5 million) or more in the aggregate of Unitymedia KabelBW or a UM Senior Secured Notes Issuer or any of the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the Unitymedia KabelBW Notes.

Subject to the circumstances described below, the 2009 UM Senior Notes are non-callable until December 1, 2014, the UM Senior Exchange Notes are non-callable until March 15, 2016, the UM Senior Secured Fixed-Rate Exchange Notes are non-callable until March 15, 2015, the September 2012 UM Senior Secured Notes are non-callable until September 15, 2017, the December 2012 UM Senior Secured Notes are non-callable until January 15, 2018, the January 2013 UM Senior Secured Notes are non-

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

callable until January 21, 2018, the April 2013 UM Senior Secured Notes are non-callable until April 15, 2018 and the November 2013 UM Senior Secured Notes are non-callable until January 15, 2021.

At any time prior to December 1, 2014, in the case of the 2009 UM Senior Notes, March 15, 2016, in the case of the UM Senior Exchange Notes, March 15, 2015, in the case of the UM Senior Secured Fixed-Rate Exchange Notes, September 15, 2017, in the case of the September 2012 UM Senior Secured Notes, January 15, 2018, in the case of the December 2012 UM Senior Secured Notes, January 21, 2018, in the case of the January 2013 UM Senior Secured Notes, April 15, 2018, in the case of the April 2013 UM Senior Secured Notes, and January 15, 2021, in the case of the November 2013 UM Senior Secured Notes, Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) may redeem some or all of these Unitymedia KabelBW Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia KabelBW Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on December 1, in the case of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, March 15, in the case of the UM Senior Exchange Notes and the UM Senior Secured Fixed-Rate Exchange Notes, September 15, in the case of the September 2012 UM Senior Secured Notes, January 15, in the case of the December 2012 UM Senior Secured Notes and the November 2013 UM Senior Secured Notes, January 21, in the case of the January 2013 UM Senior Secured Notes, or April 15, in the case of the April 2013 UM Senior Secured Notes, of the years set forth below:

	Redemption Price
Year	2009 UM Senior Notes	UM Senior Exchange Notes	UM Senior Secured Fixed- Rate Exchange Notes	September 2012 UM Senior Secured Notes	December 2012 UM Dollar Senior Secured Notes	December 2012 UM Euro Senior Secured Notes	January 2013 UM Senior Secured Notes	April 2013 UM Senior Secured Notes	November 2013 UM Senior Secured Notes

2014	104.813%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2015	103.208%	N.A.	103.750%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2016	101.604%	104.750%	101.875%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2017	100.000%	103.167%	100.000%	102.750%	N.A.	N.A.	N.A.	N.A.	N.A.
2018	100.000%	101.583%	100.000%	101.833%	102.750%	102.875%	102.563%	102.813%	N.A.
2019	100.000%	100.000%	100.000%	100.917%	101.833%	101.917%	101.708%	101.875%	N.A.
2020	N.A.	100.000%	N.A.	100.000%	100.917%	100.958%	100.854%	100.938%	N.A.
2021 and thereafter	N.A.	100.000%	N.A.	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

In addition, prior to the dates below, the UM Senior Secured Notes Issuers may redeem up to 40% of the respective notes presented below at the following redemption prices:

Unitymedia KabelBW Notes	Redemption date	Redemption price

November 2013 UM Senior Secured Notes	January 15, 2017	106.250%
December 2012 UM Euro Senior Secured Notes	January 15, 2016	105.750%
April 2013 UM Senior Secured Notes	April 15, 2016	105.625%
September 2012 UM Senior Secured Notes	September 15, 2015	105.500%
December 2012 UM Dollar Senior Secured Notes	January 15, 2016	105.500%
January 2013 UM Senior Secured Notes	January 21, 2016	105.250%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

KBW and its immediate parent (collectively, the New UM Guarantors) have granted, in addition to guarantees provided by Unitymedia KabelBW and/or certain of its subsidiaries, as applicable, of the 2009 UM Senior Notes and the 2009 UM Senior Secured Notes, a senior guarantee of the 2009 UM Senior Secured Notes, the January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes and the November 2013 UM Senior Secured Notes and a senior subordinated guarantee of the 2009 UM Senior Notes. The New UM Guarantors have also granted a senior subordinated guarantee of the UM Senior Exchange Notes and a senior guarantee of the UM Senior Secured Exchange Notes, the September 2012 UM Senior Secured Notes and the December 2012 UM Senior Secured Notes. In addition, the New UM Guarantors have provided certain share and asset security in favor of the 2009 UM Senior Secured Notes, the UM Senior Secured Exchange Notes, the September 2012 UM Senior Secured Notes, the December 2012 UM Senior Secured Notes, the January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes and the November 2013 UM Senior Secured Notes.

If all or substantially all of the assets of (i) Unitymedia KabelBW and certain of its subsidiaries or (ii) the UM Senior Secured Notes Issuer and certain of their subsidiaries are disposed of or any other Change of Control (as defined in the relevant Unitymedia KabelBW Notes) is triggered, Unitymedia KabelBW and the UM Senior Secured Notes Issuers (as applicable) must offer to repurchase all of the relevant Unitymedia KabelBW Notes at a redemption price of 101% of the principal amount of such Unitymedia KabelBW Notes.

Unitymedia KabelBW Revolving Credit Facilities

On May 1, 2012, Unitymedia Hessen entered into a €312.5 million ($430.9 million) secured revolving credit facility agreement with certain lenders (the New Unitymedia KabelBW Revolving Credit Facility). On August 28, 2012, the New Unitymedia KabelBW Revolving Credit Facility was increased to €337.5 million ($465.4 million). The interest rate for the New Unitymedia KabelBW Revolving Credit Facility is EURIBOR plus a margin of 3.25%. Borrowings under the New Unitymedia KabelBW Revolving Credit Facility mature on June 30, 2017. The New Unitymedia KabelBW Revolving Credit Facility provides for an annual commitment fee of 1.25% on the unused portion. Also on May 1, 2012, Unitymedia KabelBW’s existing €80.0 million ($110.3 million) secured revolving credit facility (the Unitymedia KabelBW Revolving Credit Facility, and together with the New Unitymedia KabelBW Revolving Credit Facility, the Unitymedia KabelBW Revolving Credit Facilities) was amended whereby the maturity date was extended to June 30, 2017 and the interest rate was reduced to EURIBOR plus a margin of 2.50%. The Unitymedia KabelBW Revolving Credit Facility is senior to (i) the 2009 UM Notes, (ii) the UM Exchange Notes, (iii) the September 2012 UM Senior Secured Notes, (iv) the December 2012 UM Senior Secured Notes, (v) the January 2013 UM Senior Secured Notes, (vi) the April 2013 UM Senior Secured Notes, (vii) the November 2013 UM Senior Secured Notes and (viii) the New Unitymedia KabelBW Revolving Credit Facility. The Unitymedia KabelBW Revolving Credit Facility provides for an annual commitment fee of 1.00% on the unused portion. The Unitymedia KabelBW Revolving Credit Facilities may be used for general corporate and working capital purposes.

In addition to customary restrictive covenants and events of default, the Unitymedia KabelBW Revolving Credit Facilities require compliance with a Consolidated Leverage Ratio, as defined in the applicable facility. The Unitymedia KabelBW Revolving Credit Facilities are secured by a pledge over the shares of the borrower and certain other asset security of certain subsidiaries of Unitymedia KabelBW. The Unitymedia KabelBW Revolving Credit Facilities permit Unitymedia KabelBW to transfer funds to its parent company (and indirectly to Liberty Global) through loans, dividends or other distributions provided that Unitymedia KabelBW maintains compliance with applicable covenants. If a Change of Control occurs, as defined in the Unitymedia KabelBW Revolving Credit Facilities, each lender may cancel its commitments and declare all outstanding amounts immediately due and payable.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet NV and Telenet International. In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility requires compliance with a Net Total Debt to Consolidated Annualized EBITDA covenant and a Consolidated EBITDA to Total Cash Interest covenant, each capitalized term as defined in the Telenet Credit Facility. Under the Telenet Credit Facility, members of the borrower group are permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by (i) pledges over the shares of Telenet NV and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet NV, Telenet International and certain other Telenet subsidiaries. The agreement governing the Telenet Credit Facility contains covenants that limit, among other things, Telenet’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility provides that any event of default with respect to indebtedness of €50.0 million ($68.9 million) or more in the aggregate of Telenet and certain of its subsidiaries is an event of default under the Telenet Credit Facility. If a Change of Control occurs, as defined in the Telenet Credit Facility, the facility agent may (if required by the majority lenders) cancel the total commitments and declare all outstanding amounts immediately due and payable.

The details of our borrowings under the Telenet Credit Facility as of December 31, 2013 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$689.5
N (c)	November 15, 2016	5.300%	€100.0	—	137.9
O (c)	February 15, 2021	6.625%	€300.0	—	413.7
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	551.6
Q	July 31, 2017	EURIBOR + 3.25%	€431.0	—	594.4
R	July 31, 2019	EURIBOR + 3.625%	€798.6	—	1,101.2
S	December 31, 2016	EURIBOR + 2.75%	€158.0	217.9	—
T	December 31, 2018	EURIBOR + 3.50%	€175.0	—	241.3
U (c)	August 15, 2022	6.250%	€450.0	—	620.5
V (c)	August 15, 2024	6.750%	€250.0	—	344.7
Elimination of Telenet Facilities M, N, O, P, U and V in consolidation (c)				—	(2,757.9)
Total				$217.9	$1,936.9
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at December 31, 2013.

(b)	Telenet Facility S has a commitment fee on unused and uncanceled balances of 1.10% per year.

(c)	As described below, the amounts outstanding under Telenet Facilities M, N, O, P, U and V are eliminated in Liberty Global’s consolidated financial statements.

Refinancing Transactions. During 2012 and 2011, Telenet completed a number of refinancing transactions that generally resulted in additional borrowings or extended maturities under the Telenet Credit Facility. In connection with the 2011 transactions, Telenet recognized aggregate debt extinguishment losses of $14.8 million, representing (i) a $9.5 million write-off of deferred financing costs and (ii) the incurrence of $5.3 million of third-party costs.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Telenet SPE Notes

Telenet Finance Luxembourg S.C.A. (Telenet Finance), Telenet Finance Luxembourg II S.A. (Telenet Finance II), Telenet Finance III Luxembourg S.C.A. (Telenet Finance III), Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) and Telenet Finance V Luxembourg S.C.A. (Telenet Finance V and together with Telenet Finance, Telenet Finance II, Telenet Finance III and Telenet Finance IV, the Telenet SPEs) are all special purpose financing entities that are owned 100% by certain third parties. The Telenet SPEs were created for the primary purposes of facilitating the offerings of €500.0 million ($689.5 million) principal amount of 6.375% senior secured notes (the Telenet Finance Notes), €100.0 million ($137.9 million) principal amount of 5.3% senior secured notes (the Telenet Finance II Notes), €300.0 million ($413.7 million) principal amount of 6.625% senior secured notes (the Telenet Finance III Notes), €400.0 million ($551.6 million) principal amount of floating-rate senior secured notes (the Telenet Finance IV Notes), €450.0 million ($620.5 million) principal amount of 6.25% senior secured notes (the 6.25% Telenet Finance V Notes) and €250.0 million ($344.7 million) principal amount of 6.75% senior secured notes (the 6.75% Telenet Finance V Notes, and together with the 6.25% Telenet Finance V Notes, the Telenet Finance V Notes). We refer to the Telenet Finance Notes, the Telenet Finance II Notes, the Telenet Finance III Notes, the Telenet Finance IV Notes and the Telenet Finance V Notes collectively as the “Telenet SPE Notes.”

On November 3, 2010, November 26, 2010, February 15, 2011 and June 15, 2011, the applicable Telenet SPE issued the Telenet Finance Notes, the Telenet Finance II Notes, the Telenet Finance III Notes and the Telenet Finance IV Notes and on August 13, 2012, Telenet Finance V issued the 6.75% Telenet Finance V Notes and the 6.25% Telenet Finance V Notes, respectively. The proceeds from these Telenet SPE Notes were used to fund the respective new Facility M, N, O, P, U and V of the Telenet Credit Facility, the proceeds of which were in turn generally applied to repay amounts outstanding under the Telenet Credit Facility.

Each Telenet SPE is dependent on payments from Telenet International under the applicable facility (each, a Telenet SPE Funded Facility) of the Telenet Credit Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and Liberty Global, are required by the provisions of GAAP to consolidate the Telenet SPEs. Accordingly, the amounts outstanding under Facilities M, N, O, P, U and V have been eliminated in Liberty Global’s consolidated financial statements.

Pursuant to the respective indentures for the Telenet SPE Notes (the Telenet SPE Indentures) and the respective accession agreements for the Telenet SPE Funded Facilities, the call provisions, maturity and applicable interest rate for each Telenet SPE Funded Facility are the same as those of the related Telenet SPE Notes. The Telenet SPEs, as lenders under the Telenet Credit Facility, are treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable Telenet SPE Indenture and the applicable security interests over (i) all of the issued shares of the relevant Telenet SPE and (ii) the relevant Telenet SPE’s rights under the applicable Telenet SPE Funded Facility granted to secure the obligations of the relevant Telenet SPE under the relevant Telenet SPE Notes, the holders of the Telenet SPE Notes are provided indirectly with the benefits, rights, protections and covenants, granted to the Telenet SPEs as lenders under the Telenet Credit Facility.

The Telenet SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions, under the Telenet SPE Indentures.

Subject to the circumstances described below, the Telenet Finance Notes may not be redeemed prior to November 15, 2015, the Telenet Finance III Notes may not be redeemed prior to February 15, 2016, the Telenet Finance IV Notes may not be redeemed prior to June 15, 2014, the 6.25% Telenet Finance V Notes may not be redeemed prior to August 15, 2017 (except as described above) and the 6.75% Telenet Finance V Notes may not be redeemed prior to August 15, 2018 (each a Telenet SPE Notes Call Date). If, however, at any time prior to the applicable Telenet SPE Notes Call Date, a voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility occurs, then the applicable Telenet SPE will be required to redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid under the related Telenet SPE Funded Facility. The redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable Telenet SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such Telenet SPE Notes on the applicable Telenet SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable Telenet SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable Telenet SPE

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Indenture, over (b) the principal amount of such Telenet SPE Notes to be redeemed and (iii) accrued and unpaid interest thereon and Additional Amounts (as defined in the applicable Telenet SPE Indenture), if any, to the applicable redemption date.

On or after (i) the applicable Telenet SPE Notes Call Date, upon the voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility, the applicable Telenet SPE will redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid and (ii) November 15, 2013, upon the voluntary prepayment of Telenet Facility N, which may only be voluntarily prepaid in whole and not in part, Telenet Finance II will redeem all of the Telenet Finance II Notes at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and, in the case of the Telenet SPE Notes, other than the Telenet Finance II Notes, Additional Amounts (as defined in the applicable Telenet SPE Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on (a) November 15 for the Telenet Finance Notes and the Telenet Finance II Notes, (b) February 15 for the Telenet Finance III Notes, (c) June 15 for the Telenet Finance IV Notes and (d) August 15 for the Telenet Finance V Notes, of the years set forth below:

	Redemption Price
Year	Telenet Finance Notes	Telenet Finance II Notes	Telenet Finance III Notes	Telenet Finance IV Notes	6.25% Telenet Finance V Notes	6.75% Telenet Finance V Notes

2014	N.A.	101.770%	N.A.	102.000%	N.A.	N.A.
2015	103.188%	100.880%	N.A.	101.000%	N.A.	N.A.
2016	102.125%	100.000%	103.313%	100.000%	N.A.	N.A.
2017	101.063%	N.A.	102.209%	100.000%	103.125%	N.A.
2018	100.000%	N.A.	101.104%	100.000%	102.083%	103.375%
2019	100.000%	N.A.	100.000%	100.000%	101.563%	102.531%
2020	100.000%	N.A.	100.000%	100.000%	100.000%	101.688%
2021	N.A.	N.A.	100.000%	100.000%	100.000%	100.844%
2022 and thereafter	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%
The details of the Telenet SPE Notes as of December 31, 2013 are summarized in the following table:

			Outstanding principal amount
Telenet SPEs Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

Telenet Finance Notes	November 15, 2020	6.375%	€500.0	$689.5	$744.2	$689.5
Telenet Finance II Notes (a)	November 15, 2016	5.300%	€100.0	137.9	140.7	139.2
Telenet Finance III Notes	February 15, 2021	6.625%	€300.0	413.7	448.3	413.7
Telenet Finance IV Notes	June 15, 2021	EURIBOR + 3.875%	€400.0	551.6	554.5	551.6
6.25% Telenet Finance V Notes	August 15, 2022	6.250%	€450.0	620.5	660.8	620.5
6.75% Telenet Finance V Notes	August 15, 2024	6.750%	€250.0	344.7	368.0	344.7
Total				$2,757.9	$2,916.5	$2,759.2
_______________

(a)	The carrying amount includes the impact of a premiums.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Liberty Puerto Rico Bank Facility

Prior to August 13, 2012, Old Liberty Puerto Rico’s bank facility (the Old Liberty Puerto Rico Bank Facility) consisted of (i) a $150.0 million amortizing term loan, (ii) a $20.0 million amortizing delayed draw senior credit facility and (iii) a $10.0 million revolving loan. All amounts borrowed under the Old Liberty Puerto Rico Bank Facility bore interest at a margin of 2.00% over LIBOR.

On August 13, 2012, Old Liberty Puerto Rico entered into a new bank credit facility (the August 2012 Liberty Puerto Rico Bank Facility), the proceeds of which were used to repay the Old Liberty Puerto Rico Bank Facility and for general corporate purposes. The August 2012 Liberty Puerto Rico Bank Facility provided for (i) a $175.0 million senior secured term loan (the August 2012 LPR Term Loan) at an issue price of 99.0% and (ii) a $10.0 million senior secured revolving credit facility (the August 2012 LPR Revolving Loan). The August 2012 LPR Term Loan began amortizing at 1% per year on September 15, 2012. In connection with these transactions, we recognized aggregate losses on debt extinguishment of $4.4 million during the third quarter of 2012, including (i) $3.8 million of third-party costs incurred in connection with the August 2012 Liberty Puerto Rico Bank Facility and (ii) the write-off of deferred financing fees of $0.6 million relating to repayment of the Old Liberty Puerto Rico Bank Facility.

In connection with the November 8, 2012 completion of the Puerto Rico Transaction (as described in note 3), (i) we began to consolidate the existing bank credit facility of OneLink, (ii) borrowings under the August 2012 LPR Term Loan became a new pari passu tranche of OneLink’s existing bank credit facility, with OneLink as the borrower, (iii) the August 2012 LPR Revolving Loan was canceled and (iv) OneLink was renamed as Liberty Puerto Rico. Subsequent to the completion of the Puerto Rico Transaction, the bank credit facility of Liberty Puerto Rico is referred to as the “Liberty Puerto Rico Bank Facility.”

At December 31, 2013, the Liberty Puerto Rico Bank Facility consists of (i) a $145.0 million second lien term loan (the LPR Term Loan A), (ii) a $345.0 million term loan (the LPR Term Loan B), (iii) the $175.0 million August 2012 LPR Term Loan and (iv) a $25.0 million revolving credit facility (the LPR Revolving Loan), of which $10.0 million was drawn at December 31, 2013. All amounts borrowed under the LPR Term Loan A, the LPR Term Loan B and the LPR Revolving Loan bear interest, at Liberty Puerto Rico’s option, at either (i) LIBOR multiplied by the Statutory Reserve Rate (as defined in the Liberty Puerto Rico Bank Facility) with a LIBOR floor of 1.50% or (ii) the Base Rate (as defined in the Liberty Puerto Rico Bank Facility) with a Base Rate floor of 2.50%. All amounts borrowed under the August 2012 LPR Term Loan bear interest, at Liberty Puerto Rico’s option, at either (i) LIBOR plus 4.50% with a LIBOR floor of 1.50% or (ii) Base Rate (as defined in the Liberty Puerto Rico Bank Facility) plus 3.50% with a Base Rate floor of 2.50%. The LPR Term Loan A, the LPR Term Loan B, the August 2012 LPR Term Loan and the LPR Revolving Loan have final maturities of June 9, 2018, June 9, 2017, June 9, 2017 and June 9, 2016, respectively. The LPR Revolving Loan has a commitment fee on unused and uncanceled balances of 0.5% or 0.375% depending on the then Total Leverage Ratio (as defined in the Liberty Puerto Rico Bank Facility).

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Liberty Puerto Rico and its subsidiaries, the Liberty Puerto Rico Bank Facility requires compliance with the following financial covenants: (i) Total Leverage Ratio and (ii) First Lien Leverage Ratio, each capitalized term as defined in the Liberty Puerto Rico Bank Facility. The Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to Liberty Global) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Ziggo Margin Loan

On April 26, 2013, LGE HoldCo V entered into the Ziggo Margin Loan with a financial institution.  The Ziggo Margin Loan provides for the ability of LGE HoldCo V to incur debt through additional facilities, which could be used to fund purchases of additional Ziggo shares up to a maximum of 48.0 million shares in the aggregate across all facilities. Any amounts borrowed under the Ziggo Margin Loan can be used for general corporate purposes, including distributions and/or loans to other subsidiaries of Liberty Global. Any drawdown under the Ziggo Margin Loan is subject to the satisfaction of certain customary conditions precedent. The Ziggo Margin Loan does not contain any financial covenants and provides for certain adjustment events and customary events of default. The Ziggo Margin Loan includes various lender early termination events (which are subject to materiality and other thresholds), including with respect to any delisting of the Ziggo shares, changes to the Ziggo share price and average daily trading volume of the Ziggo shares over a 30-day period and a change of control of LGE HoldCo V.

The Ziggo Margin Loan is secured by a pledge agreement over Ziggo shares owned by LGE HoldCo V, which provides that LGE HoldCo V, prior to an Enforcement Event (as defined in the Ziggo Margin Loan), will be able to exercise voting and consensual rights subject to the terms of the Ziggo Margin Loan, and receive dividends on the Ziggo shares subject to compliance with certain loan-to-value ratios.

The initial facility under the Ziggo Margin Loan provides for borrowings of up to 65.0% of the value of the Ziggo shares pledged on the date prior to the date of utilization. The initial facility matures on April 26, 2016, and bears interest at a rate of EURIBOR plus 2.85% per annum. In addition to the lender early termination events described above, there is also a requirement for repayment of the initial facility if the loan-to-value ratio is equal to or greater than 80.0% (after taking into account any cash collateral deposited on account for the lenders). On May 30, 2013, the full amount of the initial tranche of the Ziggo Margin Loan was drawn, in the amount of €460.0 million ($634.3 million), and secured with a pledge of 25,300,000 Ziggo shares. On July 24, 2013, we pledged an additional 2,000,000 Ziggo shares as security for the Ziggo Margin Loan.

For information regarding our investment in Ziggo, see note 5.

LGI Convertible Notes

In November 2009, LGI completed the offering and sale of its 4.50% convertible senior notes due November 15, 2016 (the LGI Convertible Notes). Interest was payable semi-annually, in arrears, on May 15 and November 15 of each year, beginning May 15, 2010. The LGI Convertible Notes were senior unsecured obligations of LGI that were convertible into LGI common stock. During the second and third quarters of 2011, we completed the exchange (the LGI Notes Exchange) of 99.8% and 0.2%, respectively, of the $935.0 million principal amount of the LGI Convertible Notes for aggregate consideration of 26,423,266 shares of LGI Series A common stock, 8,807,772 shares of LGI Series C common stock and $186.7 million of cash (excluding cash paid for accrued but unpaid interest). In connection with these transactions, we (i) reclassified (a) the $676.2 million carrying amount of the debt component of the exchanged LGI Convertible Notes, (b) the related deferred financing costs of $13.6 million and (c) the $96.7 million net deferred tax liability associated with the exchanged LGI Convertible Notes to additional paid-in capital and common stock in our consolidated balance sheet and (ii) recognized aggregate debt conversion losses of $187.2 million.

UGC Convertible Notes

On April 6, 2004, UnitedGlobalCom, Inc. (UGC), a wholly-owned subsidiary of Liberty Global, completed the offering and sale of €500.0 million ($689.5 million) principal amount of 1.75% euro-denominated convertible senior notes (the UGC Convertible Notes). The UGC Convertible Notes were senior unsecured obligations of UGC that under certain circumstances were convertible into LGI common stock. Interest was payable semi-annually on April 15 and October 15 of each year.

On March 15, 2011, we called for redemption the remaining €328.2 million ($452.6 million) principal amount outstanding of the UGC Convertible Notes. As a result of the call for redemption, note holders became entitled to convert their UGC Convertible Notes into LGI common stock at the specified ratios during a conversion period ending on April 18, 2011. During this conversion period, all of the outstanding principal amount of the UGC Convertible Notes was converted into an aggregate of 7,328,994 shares of LGI Series A common stock and 7,249,539 shares of LGI Series C common stock. In connection with the conversion of the UGC Convertible Notes into LGI common stock, we reclassified (i) the $619.7 million carrying value of the UGC Convertible Notes and (ii) the $53.9 million net deferred tax asset associated with the exchanged UGC Convertible Notes to additional paid-

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

in capital and common stock in our consolidated balance sheet. Prior to conversion, the UGC Convertible Notes were measured at fair value.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2013 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2013 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Unitymedia KabelBW	Telenet (a)	Other	Total
	in millions
Year ending December 31:
2014	$117.4	$427.3	$49.6	$10.2	$183.1	$787.6
2015	—	153.1	—	10.2	191.2	354.5
2016	—	752.3	—	148.1	1,451.9	2,352.3
2017	—	—	—	604.6	1,087.0	1,691.6
2018	2,449.6	400.0	—	251.5	335.5	3,436.6
Thereafter	10,839.1	11,726.9	7,655.0	3,848.1	—	34,069.1
Total debt maturities	13,406.1	13,459.6	7,704.6	4,872.7	3,248.7	42,691.7
Unamortized premium (discount)	216.9	(42.2)	(3.2)	1.3	(8.5)	164.3
Total debt	$13,623.0	$13,417.4	$7,701.4	$4,874.0	$3,240.2	$42,856.0
Current portion	$120.2	$427.3	$49.6	$10.2	$183.1	$790.4
Noncurrent portion	$13,502.8	$12,990.1	$7,651.8	$4,863.8	$3,057.1	$42,065.6
 _______________

(a)
Amounts include the UPCB SPE Notes and the Telenet SPE Notes issued by the UPCB SPEs and the Telenet SPEs, respectively. As described above, the UPCB SPEs are consolidated by UPC Holding and the Telenet SPEs are consolidated by Telenet.

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2014	$101.3	$73.1	$160.3	$19.1	$353.8
2015	101.1	68.1	112.9	18.9	301.0
2016	101.1	66.4	63.2	15.9	246.6
2017	101.1	64.6	17.0	8.2	190.9
2018	101.1	61.0	4.6	3.6	170.3
Thereafter	1,201.8	279.1	241.0	27.5	1,749.4
Total principal and interest payments	1,707.5	612.3	599.0	93.2	3,012.0
Amounts representing interest	(755.5)	(161.1)	(225.5)	(21.6)	(1,163.7)
Present value of net minimum lease payments	$952.0	$451.2	$373.5	$71.6	$1,848.3
Current portion	$28.9	$45.3	$144.0	$14.8	$233.0
Noncurrent portion	$923.1	$405.9	$229.5	$56.8	$1,615.3

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Non-cash Refinancing Transactions

During 2013, 2012 and 2011, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $5,061.5 million, $3,793.4 million and $2,908.0 million, respectively. We also recorded a $3,557.5 million non-cash increase to our debt as a result of certain financing transactions completed in contemplation of the Virgin Media Acquisition. For additional information, see note 3.

Subsequent Events

For information concerning certain financing transactions completed subsequent to December 31, 2013, see note 19.

(10)    Income Taxes

As a result of the Virgin Media Acquisition, pursuant to which Liberty Global became the publicly-held parent company of the successors by merger of LGI and Virgin Media, our statutory tax rate changed from the U.S. federal income tax rate of 35% to the U.K. statutory income tax rate of 23%. Liberty Global will file income tax returns in the U.K. and U.S. for 2013 and future years, and LGI will continue to file consolidated income tax returns in the U.S. The income taxes of Liberty Global and its subsidiaries are presented on a separate return basis for each tax-paying entity or group.

The components of our loss from continuing operations before income taxes are as follows:

	Year ended December 31,
	2013	2012	2011
	in millions

U.K.	$(976.0)	$(11.6)	$2.5
U.S.	(306.3)	(73.3)	(279.9)
Other	755.8	(424.0)	(283.0)
Total	$(526.5)	$(508.9)	$(560.4)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Income tax expense consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2013:
Continuing operations:
U.K.	$(2.4)	$(250.0)	$(252.4)
U.S. (a)	(106.0)	109.7	3.7
Other	(228.5)	121.7	(106.8)
Total — continuing operations	$(336.9)	$(18.6)	$(355.5)
Discontinued operations	$(20.5)	$(2.2)	$(22.7)

Year ended December 31, 2012:
Continuing operations:
U.K	$(0.1)	$(0.7)	$(0.8)
U.S. (a)	38.2	(44.6)	(6.4)
Other	(77.1)	9.3	(67.8)
Total — continuing operations	$(39.0)	$(36.0)	$(75.0)
Discontinued operations	$(14.8)	$(13.3)	$(28.1)

Year ended December 31, 2011:
Continuing operations:
U.K.	$(0.6)	$0.7	$0.1
U.S. (a)	(32.4)	115.4	83.0
Other	(61.5)	(262.7)	(324.2)
Total — continuing operations	$(94.5)	$(146.6)	$(241.1)
Discontinued operations	$(7.6)	$(40.1)	$(47.7)
_______________

(a)	Includes federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Income tax expense attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following:

	Year ended December 31,
	2013	2012	2011
	in millions

Computed “expected” tax benefit (a)	$121.1	$178.1	$196.1
Enacted tax law and rate changes (b)	(377.8)	12.3	(7.6)
Non-deductible or non-taxable interest and other expenses	(105.9)	(82.3)	(106.1)
International rate differences (c)	97.3	(21.2)	(22.5)
Change in subsidiary tax attributes due to a deemed change in control	(88.0)	—	—
Tax effect of intercompany financing	82.7	—	—
Change in valuation allowances	(80.9)	(122.7)	(271.0)
Non-deductible or non-taxable foreign currency exchange results	(55.6)	(10.4)	(25.9)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	53.7	(24.6)	0.4
Change in tax form of consolidated subsidiary	—	(11.6)	—
Recognition of previously unrecognized tax benefits	—	—	4.7
Other, net	(2.1)	7.4	(9.2)
Total income tax expense	$(355.5)	$(75.0)	$(241.1)
_______________

(a)	The statutory or “expected” tax rate is the U.K. rate of 23% for 2013 and the U.S. rate of 35% for 2012 and 2011.

(b)
During the first quarter of 2013, it was announced that the U.K. corporate income tax rate will change to 21% in April 2014 and 20% in April 2015. This change in law was enacted in July 2013, and accordingly, the amount presented for 2013 reflects the impact of these future rate changes.

(c)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.K. for 2013 and outside of the U.S. for 2012 and 2011.

The current and non-current components of our deferred tax assets (liabilities) are as follows:

	December 31,
	2013	2012
	in millions

Current deferred tax assets	$226.1	$98.4
Non-current deferred tax assets	2,641.8	166.2
Current deferred tax liabilities	(1.5)	(1.4)
Non-current deferred tax liabilities	(1,554.2)	(1,480.2)
Net deferred tax asset (liability) (a)	$1,312.2	$(1,217.0)
_______________

(a)
Our current deferred tax assets and liabilities are included in other current assets and other accrued and current liabilities, respectively, and our non-current deferred tax assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2013	2012
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$7,286.1	$1,985.3
Property and equipment, net	3,470.7	299.9
Debt	837.7	528.6
Derivative instruments	518.4	526.3
Intangible assets	187.5	109.0
Share-based compensation	84.6	38.4
Other future deductible amounts	180.4	135.9
Deferred tax assets	12,565.4	3,623.4
Valuation allowance	(7,052.8)	(2,184.4)
Deferred tax assets, net of valuation allowance	5,512.6	1,439.0
Deferred tax liabilities:
Property and equipment, net	(1,945.3)	(1,156.6)
Intangible assets	(1,471.1)	(618.3)
Investments	(400.7)	(445.2)
Derivative instruments	(129.5)	(218.5)
Other future taxable amounts	(253.8)	(217.4)
Deferred tax liabilities	(4,200.4)	(2,656.0)
Net deferred tax asset (liability)	$1,312.2	$(1,217.0)

Our deferred income tax valuation allowance increased $4,868.4 million in 2013. This increase reflects the net effect of (i) the Virgin Media Acquisition, (ii) enacted tax law and rate changes, (iii) foreign currency translation adjustments, (iv) the net tax expense related to our continuing operations of $80.9 million and (v) other individually insignificant items.

At December 31, 2013, Virgin Media had property and equipment on which future U.K. tax deductions can be claimed of $22.2 billion. The maximum amount of these “capital allowances” that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims. The tax effects of these capital allowances are included in the 2013 deferred tax assets related to property and equipment, net, in the above table.

At December 31, 2013, our excess tax benefits aggregated $74.1 million. These excess tax benefits, which represent tax deductions in excess of the financial reporting expense for share-based compensation, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable. The tax effects of these excess tax benefits are not included in the above table.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The significant components of our tax loss carryforwards and related tax assets at December 31, 2013 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

U.K.	$22,763.0	$4,552.6	Indefinite
Germany	3,122.9	494.8	Indefinite
The Netherlands	2,952.9	738.2	2014-2022
U.S.	1,679.6	613.3	2014-2033
Luxembourg	1,116.3	326.2	Indefinite
France	669.9	230.6	Indefinite
Ireland	545.8	68.2	Indefinite
Belgium	338.9	115.2	Indefinite
Chile	289.2	57.8	Indefinite
Hungary	223.5	42.5	Indefinite
Other	204.7	46.7	Various
Total	$33,906.7	$7,286.1

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

We intend to indefinitely reinvest earnings from certain non-U.S. operations except to the extent the earnings are subject to current income taxes. At December 31, 2013, income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $8.0 billion of cumulative temporary differences (including, for this purpose, any difference between the aggregate tax basis in stock of a consolidated subsidiary and the corresponding amount of the subsidiary’s net equity determined for financial reporting purposes) on non-U.S. entities. The determination of the additional withholding tax that would arise upon a reversal of temporary differences is subject to offset by available foreign tax credits, subject to certain limitations, and it is impractical to estimate the amount of withholding tax that might be payable.

In general, a U.K. or U.S. corporation may claim a foreign tax credit against its income tax expense for foreign income taxes paid or accrued. A U.S. corporation may also claim a credit for foreign income taxes paid or accrued on the earnings of a foreign corporation paid to the U.S. corporation as a dividend.

Our ability to claim a foreign tax credit for dividends received from our foreign subsidiaries or foreign taxes paid or accrued is subject to various significant limitations under U.S. tax laws including a limited carry back and carry forward period. Some of our operating companies are located in countries with which the U.K. or U.S. does not have income tax treaties. Because we lack treaty protection in these countries, we may be subject to high rates of withholding taxes on distributions and other payments from these operating companies and may be subject to double taxation on our income. Limitations on the ability to claim a foreign tax credit, lack of treaty protection in some countries, and the inability to offset losses in one jurisdiction against income earned in another jurisdiction could result in a high effective tax rate on our earnings. Since a significant portion of our revenue is generated outside of the U.K. and substantially all of our revenue is generated outside the U.S., including in jurisdictions that do not have tax treaties with the U.K. or U.S., these risks are greater for us than for companies that generate most of their revenue in the U.K. or U.S. or in jurisdictions that have these treaties.

Through our subsidiaries, we maintain a presence in many countries. Many of these countries maintain highly complex tax regimes that differ significantly from the system of income taxation used in the U.K. and the U.S. We have accounted for the effect of these taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and reasonable interpretations of these laws. Because some jurisdictions do not have systems of taxation that are as well

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

established as the system of income taxation used in the U.K., U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how other jurisdictions will tax our and our subsidiaries’ current and future operations.

Although we intend to take reasonable tax planning measures to limit our tax exposures, no assurance can be given that we will be able to do so.

We and our subsidiaries file consolidated and standalone income tax returns in various jurisdictions. In the normal course of business, our income tax filings are subject to review by various taxing authorities. In connection with such reviews, disputes could arise with the taxing authorities over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by these taxing authorities. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the applicable taxing authorities in either cash or agreement of income tax positions or (ii) the date when the tax authorities are statutorily prohibited from adjusting the company’s tax computations.

In general, tax returns filed by our company or our subsidiaries for years prior to 2004 are no longer subject to examination by tax authorities. Certain of our subsidiaries are also currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium (2010 through 2011), Germany (2005 through 2010), and the U.S. (2009 through 2013). Any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., the consolidated income tax returns of LGI for 2009 through 2013 are under examination and, during the fourth quarter of 2013, we received two notifications from the Internal Revenue Service (IRS) regarding proposed adjustments to the 2010 and 2009 taxable income of LGI. We have entered into mediation with the IRS with respect to these proposed adjustments. While we believe that the resolution of these proposed adjustments will not have a material impact on our consolidated financial position or results of operations, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

The changes in our unrecognized tax benefits are summarized below:

	2013	2012	2011
	in millions

Balance at January 1	$359.7	$400.6	$475.0
Additions based on tax positions related to the current year	102.3	89.9	16.7
Additions for tax positions of prior years	41.5	5.5	42.7
Reductions for tax positions of prior years	(14.2)	(124.2)	(133.1)
Foreign currency translation	7.9	2.9	(0.2)
Lapse of statute of limitations	(6.3)	(15.0)	(0.5)
Balance at December 31	$490.9	$359.7	$400.6

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2013, our unrecognized tax benefits included $419.0 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

During 2014, it is reasonably possible that the resolution of currently ongoing examinations by tax authorities could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2013. The amount of any such reductions cannot be reasonably estimated at this time. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect that any changes in our unrecognized tax benefits during 2014 will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2014.

During 2013, 2012 and 2011, the income tax expense of our continuing operations includes net income tax expense of $14.0 million, $7.7 million and $16.0 million, respectively, representing the net accrual of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $40.8 million at December 31, 2013.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(11)    Equity

Capitalization

Our authorized share capital consists of an aggregate nominal amount of $20.0 million, consisting of any of the following: (i) Liberty Global Class A ordinary shares, Liberty Global Class B ordinary shares, Liberty Global Class C ordinary shares, each with a nominal value of $.01 per share, (ii) Liberty Global preferred shares, with a nominal value of $.01 per share, the issuance of one or more classes or series of which as may be authorized by the board of directors, and (iii) any other shares of one or more classes as may be determined by the board of directors or by the shareholders of Liberty Global.

Under Liberty Global’s Articles of Association, holders of Liberty Global Class A ordinary shares are entitled to one vote for each such share held, and holders of Liberty Global Class B ordinary shares are entitled to 10 votes for each such share held, on all matters submitted to a vote of Liberty Global shareholders at any general meeting (annual or special). Holders of Liberty Global Class C ordinary shares are not entitled to any voting powers.

Each Liberty Global Class B ordinary share is convertible into one Liberty Global Class A ordinary share. One Liberty Global Class A ordinary share is reserved for issuance for each Liberty Global Class B ordinary share that is issued (10,147,184 shares issued as of December 31, 2013). At December 31, 2013, there were (i) 2,708,445 and 2,161,462 Liberty Global Class A and Class C ordinary shares, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 4,168,758 and 4,134,386 Liberty Global Class A and Class C ordinary shares, respectively, reserved for issuance pursuant to outstanding SARs, and (iii) 1,650,324 and 1,519,298 Liberty Global Class A and Class C ordinary shares, respectively, reserved for issuance pursuant to outstanding RSUs (including PSUs, as defined in note 12).

Subject to any preferential rights of any outstanding class of our preferred shares, the holders of Liberty Global Class A, Class B and Class C ordinary shares will be entitled to such dividends as may be declared from time to time by our board of directors from funds available therefor. Except with respect to certain share distributions, whenever a dividend is paid to the holder of one class of our ordinary shares, we shall also pay to the holders of the other classes of our ordinary shares an equal per share dividend. There are currently no contractual restrictions on our ability to pay dividends in cash or shares.

In the event of our liquidation, dissolution and winding up, after payment or provision for payment of our debts and liabilities and subject to the prior payment in full of any preferential amounts to which our preferred shareholders may be entitled, the holders of Liberty Global Class A, Class B and Class C ordinary shares will share equally, on a share for share basis, in our assets remaining for distribution to the holders of Liberty Global ordinary shares.

Share Repurchases

During 2013, 2012 and 2011, our board of directors authorized various share repurchase programs, the most recent of which was authorized in June 2013 and provided for the repurchase of up to $3.5 billion (before direct acquisition costs) of Liberty Global Class A and/or Class C ordinary shares. Under these plans, we receive authorization to acquire up to the specified amount of Liberty Global Class A and Class C ordinary shares or other authorized securities from time to time through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares or other securities pursuant to our equity repurchase programs, which may be suspended or discontinued at any time, is dependent on a variety of factors, including market conditions. As of December 31, 2013, the remaining amount authorized for share repurchases was $2,522.1 million. Subsequent to December 31, 2013, our board of directors increased the amount authorized under our current repurchase program by $1.0 billion. We currently intend to complete this repurchase program by the end of 2015.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The following table provides details of our share repurchases during 2013, 2012 and 2011:

	Liberty Global Class A ordinary shares or LGI Series A common stock		Liberty Global Class C ordinary shares or LGI Series C common stock
Purchase date	Shares purchased	Average price paid per share (a)	Shares purchased	Average price paid per share (a)	Total cost (a)
					in millions
Shares purchased pursuant to repurchase programs during:
2013	6,550,197	$73.82	9,105,600	$73.41	$1,151.9
2012	5,611,380	$53.46	13,585,729	$50.11	$980.7
2011 (b)	9,114,812	$38.99	14,203,563	$39.22	$912.3
 ______________

(a)	Includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)
Excludes $186.7 million of aggregate cash consideration paid (excluding cash paid for accrued but unpaid interest) in connection with the LGI Notes Exchange, as further described in note 9. These cash payments reduced our availability under the share repurchase program in place at the time the payments were made.

Call Option Contracts

2013 Transactions. During the first quarter of 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,000,000 shares of LGI Series A common stock at exercise prices ranging from $64.56 per share to $70.33 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $66.3 million. These contracts, which can result in the receipt of cash or shares, were settled during the first quarter of 2013 through the receipt of $40.3 million of cash and 400,000 shares of LGI Series A common stock. Shares acquired through the exercise of the call options are included in our share repurchases and the net gain on cash settled contracts is recorded in additional paid-in capital.

During the period from June 7, 2013 through June 20, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 1,512,000 shares of Liberty Global Class A and Class C ordinary shares with an exercise price of $100.00 per share and (ii) purchased call options on an equivalent number of shares of Liberty Global Class A ordinary shares with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $106.9 million. These call option contracts had default cash settlement terms and, at our election, share settle terms. We initially accounted for the call option contracts as derivative financial instruments as we were unable to elect the share settlement option until Distributable Reserves were created. When the Distributable Reserves were created on June 19, 2013, the derivative asset at that date of $102.2 million was reclassified to additional paid-in capital. The difference between the premium paid and the asset reclassified to equity resulted in a $4.7 million loss that is included in realized and unrealized losses on derivative instruments, net, in our consolidated statement of operations. All of these call option contracts, which expired from June 26, 2013 through July 5, 2013, were settled in shares.

During the period from June 21, 2013 to December 31, 2013, we entered into a number of call option contracts pursuant to which we contemporaneously (i) sold call options on 3,726,759 shares of Liberty Global Class A ordinary shares at exercise prices ranging from $69.66 per share to $81.71 per share and (ii) purchased call options on an equivalent number of shares of Liberty Global Class A ordinary shares with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $278.0 million. These contracts were settled through the receipt of $196.7 million of cash and 1,107,597 Liberty Global Class A ordinary shares during the third and fourth quarters of 2013.

2012 Transactions. During 2012, we entered into a number of call option contracts, pursuant to which we contemporaneously (i) sold call options on 3,520,000 shares of LGI Series A common stock at exercise prices ranging from $54.73 per share to $63.72 per share and (ii) purchased call options on an equivalent number of shares of LGI Series A common stock with an exercise price of zero. The aggregate call price that we paid to enter into these contracts was $204.9 million, including $12.3 million that was

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

paid in January 2013. These contracts were settled through the receipt of $91.4 million of cash and 1,000,000 shares of LGI Series A common shares in 2012 and $55.6 million of cash in January and February 2013.

Treasury Shares

Prior to the Virgin Media Acquisition, participating executives and other key employees of Virgin Media in the U.K. purchased, at fair value, jointly-held interests in a grantor trust that held shares of Virgin Media’s stock. On June 7, 2013, (i) the Virgin Media shares held by the Virgin Media grantor trust were transferred to a new grantor trust that was then owned by the same participating Virgin Media executives and key employees (the Liberty Global JSOP) and (ii) the Liberty Global JSOP received consideration in connection with the Virgin Media Acquisition of (a) 155,719 Class A ordinary shares, (b) 116,277 Class C ordinary shares and (c) $10.6 million in cash. Whereas the Liberty Global JSOP represents a variable interest entity for which we are the primary beneficiary, we are required by the provisions of GAAP to consolidate the Liberty Global JSOP. Accordingly, the cash held by the Liberty Global JSOP is classified as noncurrent restricted cash and the Liberty Global ordinary shares held by the Liberty Global JSOP are reflected as treasury shares, at cost, in our consolidated balance sheet. The cost of these treasury shares is based on the applicable June 7, 2013 closing market prices of our Class A and Class C ordinary shares.

During the third and fourth quarters of 2013, certain participants exercised a portion of their interests in the Liberty Global JSOP, resulting in an aggregate distribution of (i) 96,018 Class A ordinary shares, (ii) 71,881 Class C ordinary shares and (iii) $2.2 million in cash.

The Liberty Global JSOP trustee will return to us any cash or shares underlying awards that do not vest, and will return any dividends on the shares in the trust to our company until the awards are exercised. The Liberty Global JSOP trustee will vote shares in the trust in proportion to the votes of other shareholders of Liberty Global until the awards vest.

Other

Telenet Tender. On December 17, 2012, Binan Investments B.V. (Binan), our wholly-owned subsidiary, launched a voluntary and conditional cash public offer (the Telenet Tender) for (i) all of Telenet’s issued shares that Binan did not already own or that were not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). The offer price for the Telenet Bid Shares was €35.00 ($48.26) per share. The offer prices for the Telenet Bid Warrants, which were calculated using the Black Scholes option pricing model and a price of €35.00 per Telenet Bid Share, ranged from €13.48 ($18.59) per share to €25.47 ($35.12) per share.

On October 12, 2012, in anticipation of the Telenet Tender, we entered into a new €925.0 million ($1,275.5 million) facility agreement (the Telenet TO Facility). No borrowings were made under the Telenet TO Facility and this facility agreement was canceled on January 22, 2013. In connection with the launch of the Telenet Tender, we were required to place €1,142.5 million ($1,464.1 million at the transaction date) of cash into a restricted account to secure the portion of the aggregate offer consideration that was not secured by the Telenet TO Facility.

Pursuant to the Telenet Tender, which was completed on February 1, 2013, we acquired (i) 9,497,637 of the Telenet Bid Shares, increasing our ownership interest in Telenet’s issued and outstanding shares at such date to 58.4%, and (ii) 3,000 of the Telenet Bid Warrants. On February 1, 2013, we used €332.5 million ($454.6 million at the transaction date) from the above-described restricted cash account to fund the Telenet Tender and the remaining amount was released from restrictions.

As we owned a controlling financial interest in Telenet prior to the launch of the Telenet Tender, we accounted for the impact of the acquisition of the additional Telenet shares as an equity transaction.

Telenet Share Repurchases. On February 17, 2012, Telenet entered into a share repurchase agreement (the Telenet Share Repurchase Agreement), pursuant to which an investment bank, on behalf of Telenet, agreed to repurchase Telenet’s ordinary shares on a daily basis. The Telenet Share Repurchase Agreement, which provided for the repurchase of up to 3,000,000 Telenet ordinary shares not to exceed an aggregate cost of €50.0 million ($68.9 million), was terminated on August 13, 2012. Under the Telenet Share Repurchase Agreement, a total of 1,449,076 shares were repurchased for total consideration of €45.7 million ($60.6 million at the applicable rate).

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Telenet Distributions. On April 24, 2013, Telenet’s shareholders approved (i) a shareholder return in the form of a cash dividend of €7.90 ($10.89) per share and (ii) a share repurchase program of up to €50.0 million ($68.9 million). Our share of the cash dividend, which was received on May 8, 2013, was €524.1 million ($690.3 million at the applicable rate) and the noncontrolling interest owners’ share was €381.3 million ($502.2 million at the applicable rate).

On April 25, 2012, Telenet’s shareholders approved cash distributions of (i) €1.00 ($1.38) per share in the form of a gross dividend and (ii) €3.25 ($4.48) per share in the form of a net capital reduction. Our share of the gross dividend, which was received in May 2012, was €56.8 million ($73.7 million at the applicable rate) and the noncontrolling interest owners’ share was €56.4 million ($73.2 million at the applicable rate). Our share of the capital reduction, which was accrued during the second quarter of 2012 and received in August 2012, was €184.7 million ($229.2 million at the applicable rate) and the noncontrolling interest owners’ share was €181.4 million ($228.0 million at the applicable rate).

On April 27, 2011, Telenet’s shareholders approved a distribution of €4.50 ($6.51 at the applicable rate) per share. This distribution, the payment of which was initiated on July 29, 2011, was accrued by Telenet during the second quarter of 2011 following shareholder approval. Our share of this capital distribution was €255.8 million ($367.9 million at the applicable rate) and the noncontrolling interest owners’ share was €253.5 million ($364.6 million at the applicable rate).

VTR GlobalCom Distributions. In February 2013 and September 2013, we and the 20% noncontrolling interest owner in VTR GlobalCom (the VTR NCI Owner) approved distributions of CLP 50.0 billion ($105.8 million at the applicable rate) and CLP 29.0 billion ($57.6 million at the applicable rate), respectively. The VTR NCI Owner’s share of these distributions was CLP 10.0 billion ($21.2 million at the applicable rate) and CLP 5.8 billion ($11.5 million at the applicable rate), respectively. The aggregate amount of these distributions was paid during 2013.

In January 2012 and September 2012, we and the VTR NCI Owner approved distributions of CLP 35.0 billion ($71.6 million at the applicable rate) and CLP 20.0 billion ($41.5 million at the applicable rate), respectively. The VTR NCI Owner’s share of these distributions was CLP 7.0 billion ($14.3 million at the applicable rate) and CLP 4.0 billion ($8.3 million at the applicable rate), respectively. The aggregate amount of these distributions was paid by VTR GlobalCom during 2012.

In March 2011 and October 2011, we and the VTR NCI Owner approved distributions of CLP 58.5 billion ($121.5 million at the applicable rate) and CLP 38.0 billion ($71.9 million at the applicable rate), respectively. The VTR NCI Owner’s share of these distributions was CLP 11.7 billion ($24.9 million at the applicable rate) and CLP 7.6 billion ($14.8 million at the applicable rate), respectively. The aggregate amount of these distributions was paid by VTR GlobalCom during 2011.

Contributions to VTR Wireless. We and the VTR NCI Owner have agreed to proportionately fund, as required, the capital calls of VTR Wireless. During 2013, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 43.6 billion ($88.7 million at the applicable rate) and CLP 10.9 billion ($22.2 million at the applicable rate), respectively.

During 2012, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 33.6 billion ($69.4 million at the applicable rate) and CLP 8.4 billion ($17.3 million at the applicable rate), respectively. During 2011, we and the VTR NCI Owner made capital contributions to VTR Wireless of CLP 42.4 billion ($84.8 million at the applicable rate) and CLP 10.6 billion ($21.9 million at the applicable rate), respectively.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2013, substantially all of our net assets represented net assets of our subsidiaries that were subject to such limitations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(12)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Year ended December 31,
	2013	2012	2011
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$58.6	$33.0	$46.8
Other share-based incentive awards	182.9	46.0	43.4
Total Liberty Global shares (b)	241.5	79.0	90.2
Telenet share-based incentive awards (c)	56.5	31.2	40.0
Other	4.5	2.2	4.7
Total	$302.5	$112.4	$134.9
Included in:
Continuing operations:
Operating expense	$12.1	$8.5	$15.1
SG&A expense	288.6	101.6	114.3
Total - continuing operations	300.7	110.1	129.4
Discontinued operations (d)	1.8	2.3	5.5
Total	$302.5	$112.4	$134.9
_______________

(a)
Includes share-based compensation expense related to Liberty Global performance-based restricted share units (PSUs) for all periods presented, the Challenge Performance Awards (as defined and described below) for the applicable 2013 period and our five-year performance-based incentive plans for our senior executives and certain key employees (the Liberty Global Performance Plans) for 2011.

(b)
In accordance with the terms of the Virgin Media Merger Agreement, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. In connection with the Virgin Media Acquisition, the Virgin Media Replacement Awards were remeasured as of June 7, 2013, resulting in an aggregate estimated fair value attributable to the post-acquisition period of $188.5 million. During the 2013 period following the Virgin Media Acquisition, Virgin Media recorded share-based compensation expense of $134.3 million, primarily related to the Virgin Media Replacement Awards, including $80.1 million that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to December 31, 2013. The remaining June 7, 2013 estimated fair value will be amortized over the remaining service periods of the unvested Virgin Media Replacement Awards, subject to forfeitures and the satisfaction of performance conditions.

(c)
During the second quarters of 2013, 2012 and 2011, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million, $12.6 million and $15.8 million, respectively, and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during the first quarter of 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of options granted under the Telenet 2010 SSOP (as defined and described below).

(d)
Amounts relate to (i) the share-based compensation expense associated with the Liberty Global share-based incentive awards held by certain employees of the Chellomedia Disposal Group and (ii) during 2011, Austar’s long-term incentive plan.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The following table provides certain information related to share-based compensation not yet recognized for share incentive awards related to Liberty Global ordinary shares and Telenet ordinary shares as of December 31, 2013:

	Liberty Global ordinary shares (a)	Liberty Global performance- based awards	Telenet ordinary shares (b)

Total compensation expense not yet recognized (in millions)	$155.5	$125.0	$13.4
Weighted average period remaining for expense recognition (in years)	2.3	2.1	2.3
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Incentive Plan), (ii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Director Incentive Plan), (iii) the Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (the VM Incentive Plan) and (iv) certain other incentive plans of Virgin Media pursuant to which awards may no longer be granted. The Liberty Global Incentive Plan, the Liberty Global Director Incentive Plan and the VM Incentive Plan are described below.

(b)	Amounts relate to various equity incentive awards granted to employees of Telenet as described below.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares:

	Year ended December 31,
	2013	2012	2011
Assumptions used to estimate fair value of options, SARs and performance-based share appreciation rights (PSARs) granted:
Risk-free interest rate	0.36 - 2.03%	0.37 - 1.68%	0.82 - 3.31%
Expected life (a)	3.2 - 7.1 years	3.3 - 7.9 years	3.4 - 8.7 years
Expected volatility (a)	26.5 - 35.8%	28.0 - 40.4%	35.5 - 45.6%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share awards granted:
Options	$27.39	$20.00	$21.41
SARs	$16.71	$14.36	$15.02
PSARs	$16.63	$—	$—
Restricted shares and RSUs	$71.47	$49.14	$44.79
PSUs	$69.88	$50.18	$39.98
Total intrinsic value of awards exercised (in millions):
Options	$175.0	$43.9	$93.8
SARs	$73.2	$52.0	$39.2
Cash received from exercise of options (in millions)	$81.0	$25.6	$32.7
Income tax benefit related to share-based compensation (in millions)	$48.0	$16.1	$18.9
_______________

(a)
The 2013 ranges shown for these assumptions exclude the awards for certain former employees of Virgin Media who were expected to exercise their awards immediately or soon after the Virgin Media Acquisition. For these awards, the assumptions used for expected life and volatility were essentially nil.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Share Incentive Plans — Liberty Global Ordinary Shares

Incentive Plans

As of December 31, 2013, we were authorized to grant incentive awards under the Liberty Global Incentive Plan, the Liberty Global Director Incentive Plan and the VM Incentive Plan. Generally, we may grant non-qualified share options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under any of the incentive plans (collectively, awards). Ordinary shares issuable pursuant to awards made under these incentive plans will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards may be granted at or above fair value in any class of ordinary shares. As of December 31, 2013, the Liberty Global Incentive Plan, the Liberty Global Director Incentive Plan and the VM Incentive Plan had 238,907, 8,814,423 and 12,017,912 ordinary shares available for grant, respectively.

Awards under the Liberty Global Incentive Plan and the Liberty Global Director Incentive Plan issued prior to June 2005 are fully vested and expire 10 years after the grant date. In connection with the Virgin Media Acquisition, we assumed the VM Incentive Plan. Awards under the VM Incentive Plan issued prior to June 7, 2013 have a ten-year term and become fully exercisable within five years of continued employment. Certain performance-based awards that were granted during the first quarter of 2013 were canceled upon completion of the Virgin Media Acquisition. These canceled awards were subsequently replaced by PSUs that were granted under the VM Incentive Plan on June 24, 2013. For the remaining performance-based awards that were outstanding prior to June 7, 2013, the performance objectives lapsed upon the completion of the Virgin Media Acquisition and such awards will vest on the third anniversary of the grant date.

Awards (other than performance-based awards) under the Liberty Global Incentive Plan issued after June 2005 and under the VM Incentive Plan after June 7, 2013 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. Awards (other than restricted shares and RSUs) issued after June 2005 under the Liberty Global Director Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire 10 years after the grant date. Restricted shares and RSUs vest on the date of the first annual meeting of shareholders following the grant date. These shares may be awarded at or above fair value in any class of ordinary shares.

Subsequent to December 31, 2013, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan (collectively, the Liberty Global 2014 Incentive Plans). Generally, we may grant non-qualified share options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under either of these incentive plans. Ordinary shares issuable pursuant to awards made under the Liberty Global 2014 Incentive Plans will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards may be granted at or above fair value in any series of ordinary shares. The maximum number of Liberty Global shares with respect to which awards may be issued under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan is 50 million (of which no more than 25 million shares may consist of Class B ordinary shares) and five million, respectively, in each case, subject to anti-dilution and other adjustment provisions in the respective plan. As the Liberty Global 2014 Incentive Plans have now been approved by our shareholders, no further awards will be granted under the Liberty Global Incentive Plan, the Liberty Global Director Incentive Plan or the VM Incentive Plan.

Performance Awards

The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees, which awards were granted under the Liberty Global Incentive Plan and the VM Incentive Plan.

Liberty Global Performance Plans. The Liberty Global Senior Executive Performance Plan and the Liberty Global Management Performance Plan (collectively the Liberty Global Performance Plans) were five-year performance-based incentive plans for our senior executives and certain key employees, respectively. The Liberty Global Performance Plans had a two-year performance period, which began January 1, 2007, and a three-year service period, which began January 1, 2009. Following completion of the performance period, on February 18, 2009, participants in the Liberty Global Performance Plans that met minimum annual performance rating levels earned $316.5 million or 87.4% of their aggregate maximum achievable awards. Earned awards were to be paid in six equal semi-annual installments on each March 31 and September 30 commencing on March 31,

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

2009, subject to forfeiture upon certain events of termination of employment or acceleration in certain circumstances. The six installments of the awards were settled with a combination of cash and RSUs.

Liberty Global PSUs. In March 2010, the compensation committee determined to modify the equity incentive award component of our executive officers’ and other key employees’ compensation packages, whereby a target annual equity value would be set for each executive or key employee, of which approximately two-thirds would be delivered in the form of an annual award of PSUs and approximately one-third in the form of an annual award of SARs. Each PSU represents the right to receive one Class A or Class C ordinary share, as applicable, subject to performance and vesting. Generally, the performance period for the PSUs covers a two-year period and the performance target is based on the achievement of a specified compound annual growth rate (CAGR) in a consolidated operating cash flow metric (as defined in the applicable underlying agreement), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the two-year performance period. A performance range of 75% to 125% of the target OCF CAGR generally results in award recipients earning 50% to 150% of their respective PSUs, subject to reduction or forfeiture based on individual performance. The PSUs generally vest 50% on each of March 31 and September 30 of the year following the end of the performance period.

Liberty Global Challenge Performance Awards. Effective June 24, 2013, our compensation committee approved a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards), which consisted solely of PSARs for our senior executive officers and a combination of PSARs and PSUs for our other executive officers and key employees. Each PSU represents the right to receive one Class A ordinary share or one Class C ordinary share, as applicable, subject to performance and vesting.  The performance criteria for the Challenge Performance Awards will be based on the participant’s performance and achievement of individual goals in each of the years 2013, 2014 and 2015.  Subject to forfeitures and the satisfaction of performance conditions, 100% of each participant’s Challenge Performance Awards will vest on June 24, 2016. The PSARs have a term of seven years and base prices equal to the respective market closing prices of the applicable class on the grant date.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Share-Based Award Activity - Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during the year ended December 31, 2013 with respect to Liberty Global ordinary shares. In the following tables, the Virgin Media Replacement Awards represent the Liberty Global awards that were added as a result of the replacement of the outstanding Virgin Media stock incentive awards as of June 7, 2013 with share-based incentive awards of Liberty Global pursuant to the terms of the Virgin Media Merger Agreement.

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	804,617	$25.90
Virgin Media Replacement Awards	3,934,574	$31.16
Granted	62,314	$73.66
Canceled	(144,436)	$52.75
Exercised	(1,948,624)	$27.47
Outstanding at December 31, 2013	2,708,445	$32.08	6.1	$154.2
Exercisable at December 31, 2013	1,555,700	$26.23	4.6	$97.7

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	842,771	$24.59
Virgin Media Replacement Awards	2,935,250	$27.16
Granted	67,334	$68.16
Canceled	(107,797)	$48.74
Exercised	(1,576,096)	$24.06
Outstanding at December 31, 2013	2,161,462	$28.62	6.1	$120.4
Exercisable at December 31, 2013	1,270,181	$22.85	4.6	$78.1

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,761,337	$36.94
Granted	1,234,736	$74.38
Forfeited	(50,749)	$52.21
Exercised	(776,566)	$29.03
Outstanding at December 31, 2013	4,168,758	$49.31	4.8	$165.4
Exercisable at December 31, 2013	1,862,169	$36.80	3.9	$97.2

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,786,754	$35.58
Granted	1,234,736	$69.16
Forfeited	(50,749)	$49.70
Exercised	(836,355)	$27.47
Outstanding at December 31, 2013	4,134,386	$47.07	4.8	$154.0
Exercisable at December 31, 2013	1,827,797	$35.74	3.9	$88.8

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	—	$—
Granted	2,903,750	$69.77
Forfeited	(86,252)	$69.70
Outstanding at December 31, 2013	2,817,498	$69.77	6.5	$54.2
Exercisable at December 31, 2013	—	$—	—	$—

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	—	$—
Granted	2,903,750	$65.63
Forfeited	(86,252)	$65.56
Outstanding at December 31, 2013	2,817,498	$65.63	6.5	$52.6
Exercisable at December 31, 2013	—	$—	—	$—

Restricted shares and RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	332,008	$40.53
Virgin Media Replacement Awards (a)	900,408	$76.24
Granted	128,958	$74.05
Forfeited	(46,605)	$67.64
Released from restrictions	(589,093)	$64.65
Outstanding at December 31, 2013	725,676	$69.47	5.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Restricted shares and RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	332,301	$39.13
Virgin Media Replacement Awards (a)	671,923	$71.51
Granted	128,958	$68.89
Forfeited	(38,726)	$62.13
Released from restrictions	(485,060)	$58.64
Outstanding at December 31, 2013	609,396	$64.14	5.4
______________

(a)
The amounts shown as the grant-date fair values per share for these awards represent the June 7, 2013 market prices of the applicable LGI Series A or Series C common stock that were assigned to these awards when they were remeasured in connection with the Virgin Media Acquisition.

PSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	759,585	$46.54
Granted	580,459	$71.97
Performance adjustment	(11,720)	$40.75
Forfeited	(75,273)	$69.70
Released from restrictions	(328,403)	$40.75
Outstanding at December 31, 2013	924,648	$62.75	1.4

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	759,585	$44.68
Granted	549,047	$67.69
Performance adjustment	(11,720)	$39.21
Forfeited	(58,607)	$65.56
Released from restrictions	(328,403)	$39.21
Outstanding at December 31, 2013	909,902	$59.25	1.4

Share-based Incentive Plans - Telenet Ordinary Shares

Telenet Stock Option Plans

General. During the second quarters of 2013, 2012 and 2011, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with shareholder returns that, as further described in note 11, were

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

approved by Telenet shareholders on April 24, 2013, April 25, 2012 and April 27, 2011, respectively. These anti-dilution adjustments, which were finalized in May 2013, August 2012 and July 2011, respectively, provided for increases in the number of options and warrants outstanding and proportionate reductions to the option and warrant exercise prices such that the fair value of the options and warrants outstanding before and after the distributions remained the same for all option and warrant holders. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million, $12.6 million and $15.8 million during the second quarters of 2013, 2012 and 2011, respectively, and continues to recognize additional share-based compensation as the underlying options vest.

Telenet Specific Stock Option Plans. Telenet has authorized the grant of performance-based stock options to its former Chief Executive Officer pursuant to a plan that was authorized in 2010 (the Telenet 2010 SSOP) and to its current Chief Executive Officer pursuant to plans that were authorized in 2013 (the Telenet 2013 SSOP) and 2014 (the Telenet 2014 SSOP, and together, with the Telenet 2010 SSOP and Telenet 2013 SSOP, the Telenet Specific Stock Option Plans).  Vesting of options granted under the Telenet Specific Stock Option Plans are subject to the achievement of relevant performance criteria.  In March 2013, Telenet set the performance criteria for 256,490 options under the Telenet 2010 SSOP and vesting was subsequently accelerated for all options under the Telenet 2010 SSOP in connection with the resignation of Telenet’s former Chief Executive Office during the first quarter of 2013.  As a result of this accelerated vesting, Telenet recorded additional share-based compensation of $6.2 million during the first quarter of 2013. In October 2013, Telenet granted 200,000 options under the Telenet 2013 SSOP of which 50,000 options vest on July 4, 2014, 100,000 options vest on July 4, 2015 and 50,000 options vest on July 4, 2016.  On February 5, 2014, Telenet granted an additional 185,000 stock options under the Telenet 2014 SSOP, with an exercise price of €38.88 ($53.61) per option.  Under the Telenet 2014 SSOP, 138,750 options vest on June 26, 2016 and 46,250 options vest on March 1, 2017.

The following table summarizes the activity during 2013 related to the Telenet Specific Stock Option Plans:

Options — Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	833,594	€18.66
Granted (a)	456,490	€26.43
Net impact of anti-dilution adjustments (b)	252,540	€(3.58)
Outstanding at December 31, 2013	1,542,624	€17.91	3.8	€39.3
Exercisable at December 31, 2013 (c)	—	€—	—	€—
_______________

(a)
Represents the number of options for which the performance criteria was set during the period. The fair value of these options was calculated on the date that the performance criteria was set using an expected volatility ranging from 20.5% to 23.3%, an expected life ranging from 3.3 years to 4.1 years, and a risk-free return ranging from 0.33% to 1.07%. The grant date fair value of these options ranged from €7.91 ($10.91) to €18.24 ($25.15).

(b)	Amount relates to options granted under the Telenet 2010 SSOP.

(c)
All of the vested options pursuant to the Telenet 2010 SSOP become exercisable during defined exercise periods following January 1, 2014 and have an expiration date of September 4, 2017. Vested options pursuant to the Telenet 2013 SSOP become exercisable during defined exercise periods following July 4, 2016 and have an expiration date of July 4, 2018.

Telenet Employee Stock Warrant Plans. Telenet has granted warrants to members of senior management under various share-based compensation plans (the Telenet Employee Stock Warrant Plans). Each warrant provides the employee with the option to acquire a new ordinary share of Telenet at a specified exercise price. No further warrants are authorized for issuance under the Telenet Employee Stock Warrant Plans. Warrants generally vest at a rate of 6.25% per quarter over four years and expire on dates through August 2016.

Telenet 2013 Employee Stock Option Plan. In July 2013, Telenet’s board of directors authorized a new employee stock option

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

plan (the Telenet 2013 Employee Stock Option Plan). The maximum aggregate number of options authorized for issuance under the Telenet 2013 Employee Stock Option Plan is 1,200,000. Options granted under the Telenet 2013 Employee Stock Option Plan (i) vest quarterly over a period of four years at a rate of 10.00% per quarter for the first four quarters and then 5.00% per quarter thereafter and (ii) expire five years after the grant date. During 2013, a total of 799,448 stock options were granted and accepted pursuant to the Telenet 2013 Employee Stock Option Plan.

The following table summarizes the activity during 2013 related to the Telenet Employee Stock Warrant Plans and the Telenet 2013 Employee Stock Option Plan:

Warrants / Options— Telenet ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2013	3,185,709	€13.95
Granted	799,448	€34.51
Forfeited	(9,212)	€17.78
Exercised	(2,312,516)	€11.64
Net impact of anti-dilution adjustments	406,378	€(2.86)
Outstanding at December 31, 2013	2,069,807	€21.71	3.6	€44.8
Exercisable at December 31, 2013	958,071	€14.39	1.6	€27.8

(13)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2013 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2013	$39.7	$4.0	$13.1	$56.8
Restructuring charges	77.9	(0.1)	100.9	178.7
Cash paid	(91.5)	(14.1)	(17.6)	(123.2)
Virgin Media liability at acquisition date	0.1	23.3	—	23.4
Foreign currency translation adjustments and other	1.2	1.8	(11.4)	(8.4)
Reclassification of Chellomedia Disposal Group to discontinued operations	(0.8)	—	(13.0)	(13.8)
Restructuring liability as of December 31, 2013	$26.6	$14.9	$72.0	$113.5

Current portion	$26.5	$13.2	$25.8	$65.5
Noncurrent portion	0.1	1.7	46.2	48.0
Total	$26.6	$14.9	$72.0	$113.5
As further described in note 8, we have recorded restructuring charges totaling $84.9 million during the third and fourth quarters of 2013 as a result of VTR Wireless’ decision to cease commercial use of its mobile network. These restructuring charges include the discounted amount of (i) the remaining payments due under VTR Wireless’ tower and real estate operating leases of $71.5 million and (ii) certain other required payments associated with VTR Wireless’ mobile network. In addition, our restructuring charges during 2013 include $46.1 million, $14.1 million and $8.1 million of employee severance and termination costs related to reorganization and integration activities in the U.K., Germany and Chile, respectively.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Telenet operates a digital terrestrial television (DTT) business that serves a limited number of subscribers. The DTT network is accessed by Telenet pursuant to third-party capacity contracts that are accounted for as operating agreements. During the fourth quarter of 2013, Telenet decided to discontinue the provision of DTT services. Once Telenet discontinues the provision of DTT services, which we currently estimate will occur in the first half of 2014, we expect to record a restructuring charge equal to the estimated net present value of the remaining payments due under the DTT capacity contracts. As of December 31, 2013, the remaining payments due under these capacity contracts aggregated €92.0 million ($126.9 million).

A summary of changes in our restructuring liabilities during 2012 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2012	$7.2	$3.6	$17.6	$28.4
Restructuring charges	51.4	1.6	—	53.0
Cash paid	(20.9)	(1.3)	(2.8)	(25.0)
Foreign currency translation adjustments	1.2	0.1	0.1	1.4
Chellomedia Disposal Group	0.8	—	(1.8)	(1.0)
Restructuring liability as of December 31, 2012	$39.7	$4.0	$13.1	$56.8

Current portion	$39.6	$2.1	$3.2	$44.9
Noncurrent portion	0.1	1.9	9.9	11.9
Total	$39.7	$4.0	$13.1	$56.8
Our 2012 restructuring charges for employee severance and termination costs relate to certain reorganization and integration activities, primarily in Germany.

(14)    Defined Benefit Plans

Certain of our subsidiaries in Europe maintain various funded and unfunded defined benefit plans for their employees. Annual service cost for these employee benefit plans is determined using the projected unit credit actuarial method. The subsidiaries that maintain funded plans have established investment policies for plan assets. The investment strategies are long-term in nature and designed to meet the following objectives:

•Ensure that funds are available to pay benefits as they become due;
•Maximize the total returns on plan assets subject to prudent risk taking; and
•Preserve or improve the funded status of the trusts over time.

Our subsidiaries review the asset allocation within their respective portfolios on a regular basis. Generally, the portfolios will be rebalanced to a target allocation when an individual asset class approaches its minimum or maximum targeted level. Allocations to real estate occur over multiple time periods. Assets targeted to real estate, but not yet allocated, are invested in fixed income securities with corresponding adjustments to fixed income rebalancing guidelines.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The following is a summary of the funded status of our defined benefit plans at December 31, 2013 (in millions):

Projected benefit obligation at beginning of period	$384.6
Acquisition (a)	687.1
Service cost	25.8
Interest cost	26.8
Actuarial gain	(4.8)
Participants’ contributions	11.8
Benefits paid	(28.1)
Effect of changes in exchange rates	59.8
Projected benefit obligation at end of period	$1,163.0
Accumulated benefit obligation at end of period	$1,144.7

Fair value of plan assets at beginning of period	$310.9
Acquisition (a)	626.0
Actual earnings of plan assets	37.0
Group contributions	44.6
Participants’ contributions	11.8
Benefits paid	(27.6)
Effect of changes in exchange rates	54.3
Fair value of plan assets at end of period	$1,057.0
Net liability (b)	$106.0
_______________

(a)	Amounts relate to the Virgin Media Acquisition.

(b)	The net liability related to our defined benefit plans is included in other long-term liabilities in our consolidated balance sheet.

The change in the amount of net actuarial gain (loss) not yet recognized as a component of net periodic pension costs in our consolidated statements of operations is as follows:

	Before-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions

Balance of net actuarial loss at January 1, 2013	$(5.2)	$1.6	$(3.6)
Net actuarial gain	12.7	(1.4)	11.3
Amount recognized as a component of net loss attributable to Liberty Global shareholders	(0.8)	0.1	(0.7)
Changes in ownership and other	(0.6)	0.2	(0.4)
Balance of net actuarial gain at December 31, 2013	$6.1	$0.5	$6.6

We expect that the amount of net actuarial gain or loss to be recognized in our 2014 consolidated statement of operations will not be significant.

The measurement date used to determine our defined benefit plan assumptions was December 31, 2013. The actuarial assumptions used to compute the net periodic pension cost are based on information available as of the beginning of the period, specifically market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the subsidiaries

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

must make assumptions about such items as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets and expected future cost increases.

The expected rates of return on the assets of the funded plans are the long-term rates of return the subsidiaries expect to earn on their trust assets. The rates of return are determined by the investment composition of the plan assets and the long-term risk and return forecast for each asset category. The forecasts for each asset class are generated using historical information as well as an analysis of current and expected market conditions. The expected risk and return characteristics for each asset class are reviewed annually and revised, as necessary, to reflect changes in the financial markets. To compute the expected return on plan assets, the subsidiaries apply an expected rate of return to the fair value of the plan assets.

The weighted average assumptions used in determining benefit obligations at December 31, 2013 are as follows:

Expected rate of salary increase	3.1%
Discount rate	3.8%
Return on plan assets	5.1%

The components of net periodic pension cost recorded in our consolidated statement of operations during 2013 are as follows (in millions):

Service cost	$25.8
Interest cost	26.8
Expected return on plan assets	(30.0)
Other	(1.1)
Net periodic pension cost	$21.5

The asset allocation by asset category and by fair value hierarchy level (as further described in note 7) of our plan assets is as follows:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	in millions

Equity securities	$344.3	$344.3	$—	$—
Debt securities	275.5	275.5	—	—
Insurance contract (a)	153.4	—	—	153.4
Hedge funds	133.1	117.8	15.3	—
Guarantee investment contracts	83.0	83.0	—	—
Real estate	36.7	28.9	—	7.8
Other	31.0	31.0	—	—
Total	$1,057.0	$880.5	$15.3	$161.2
_______________

(a)
Relates to the purchase of an insurance contract by a trustee of one of our defined benefit plans. The insurance contract will pay an income stream to the plan which is expected to match all future cash outflows in respect of certain liabilities. The fair value of this insurance contract is presented as an asset of the plan and is measured based on the future cash flows to be received under the contract discounted using the same discount rate used to measure the associated liabilities.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

A reconciliation of the beginning and ending balances of our plan assets measured at fair value using Level 3 inputs is as follows (in millions):

Balance at January 1, 2013	$—
Acquisition (a)	147.3
Actual return on plan assets:
Gains relating to assets still held at year-end	1.0
Purchases of investments	0.9
Foreign currency translation adjustments and other, net	12.0
Balance at December 31, 2013	$161.2
_______________

(a)	Amount relates to the Virgin Media Acquisition.

The weighted average asset allocation established for the funded plans at December 31, 2013 is as follows:

Equity securities	32.6%
Debt securities	26.1%
Insurance contracts	14.5%
Hedge funds	12.6%
Guarantee investment contracts	7.9%
Real estate	3.5%
Other	2.8%
Total	100.0%

Our subsidiaries’ contributions to their respective defined benefit plans in 2014 are currently expected to aggregate $58.6 million.

As of December 31, 2013, the benefits that we currently expect to pay during the next ten years with respect to our defined benefit plans are as follows (in millions):

2014	$45.7
2015	$45.2
2016	$45.1
2017	$49.7
2018	$50.6
2019 through 2023	$284.6

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(15)    Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and pension related adjustments. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

		Liberty Global shareholders
		Foreign currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Pension related adjustments	Accumulated other comprehensive earnings	Non-controlling interests	Total accumulated other comprehensive earnings
		in millions

Balance at January 1, 2011		$1,434.7	$(1.3)	$6.9	$1,440.3	$(2.1)	$1,438.2
Other comprehensive earnings		95.0	(9.2)	(16.6)	69.2	(21.0)	48.2
Balance at December 31, 2011		1,529.7	(10.5)	(9.7)	1,509.5	(23.1)	1,486.4
Sale of Austar	`	—	—	—	—	60.1	60.1
Other comprehensive earnings		74.4	10.5	6.1	91.0	0.3	91.3
Balance at December 31, 2012		1,604.1	—	(3.6)	1,600.5	37.3	1,637.8
Other comprehensive earnings		918.1	—	10.2	928.3	(16.9)	911.4
Balance at December 31, 2013		$2,522.2	$—	$6.6	$2,528.8	$20.4	$2,549.2

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The components of other comprehensive earnings, net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings, net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2013:
Foreign currency translation adjustments	$896.4	$4.4	$900.8
Pension related adjustments	12.1	(1.5)	10.6
Other comprehensive earnings	908.5	2.9	911.4
Other comprehensive earnings attributable to noncontrolling interests (a)	17.3	(0.4)	16.9
Other comprehensive earnings attributable to Liberty Global shareholders	$925.8	$2.5	$928.3

Year ended December 31, 2012:
Foreign currency translation adjustments	$76.0	$(0.6)	$75.4
Cash flow hedges	15.1	(4.6)	10.5
Pension related adjustments	6.0	(0.6)	5.4
Other comprehensive earnings	97.1	(5.8)	91.3
Other comprehensive loss attributable to noncontrolling interests (a)	0.1	(0.4)	(0.3)
Other comprehensive earnings attributable to Liberty Global shareholders	$97.2	$(6.2)	$91.0

Year ended December 31, 2011:
Foreign currency translation adjustments	$82.3	$0.9	$83.2
Cash flow hedges	(24.8)	7.6	(17.2)
Pension related adjustments	(22.2)	4.4	(17.8)
Other comprehensive earnings	35.3	12.9	48.2
Other comprehensive earnings attributable to noncontrolling interests (a)	25.0	(4.0)	21.0
Other comprehensive earnings attributable to Liberty Global shareholders	$60.3	$8.9	$69.2
 _______________

(a)	Amounts primarily represent the noncontrolling interest owners’ share of our foreign currency translation adjustments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to non-cancelable operating leases, programming contracts, satellite carriage commitments, purchases of customer premises equipment and other items. The U.S. dollar equivalents of such commitments as of December 31, 2013 are presented below:

	Payments due during:
	2014	2015	2016	2017	2018	Thereafter	Total
	in millions
Continuing operations:
Network and connectivity commitments	$398.5	$338.3	$283.7	$267.3	$145.8	$1,358.6	$2,792.2
Programming obligations	497.6	374.8	258.8	132.2	32.2	1.7	1,297.3
Purchase commitments	791.9	145.1	60.9	10.4	3.4	—	1,011.7
Operating leases	177.6	148.0	118.9	97.0	64.5	320.3	926.3
Other commitments	326.6	236.5	155.9	117.6	54.2	66.1	956.9
Total	$2,192.2	$1,242.7	$878.2	$624.5	$300.1	$1,746.7	$6,984.4
Discontinued operation (a)	$87.2	$50.4	$17.4	$5.5	$1.0	$0.3	$161.8
_______________

(a)	Amounts consist primarily of programming obligations.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements, (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW and (iv) certain commitments of Telenet to purchase broadcasting capacity on a DTT network. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2013, 2012 and 2011, (a) the programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,685.4 million, $1,055.7 million and $965.3 million, respectively (including intercompany charges that eliminate in consolidation of $28.0 million, $38.7 million and $40.4 million, respectively), and (b) the third-party programming costs incurred by our programming distribution operations aggregated $47.4 million, $45.6 million and $49.4 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement, as defined and described in note 19) are not reflected in the above table.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar arrangements, pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2013, 2012 and 2011, see note 6. For information concerning our defined benefit plans, see note 14 .

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

Rental expense of our continuing operations under non-cancelable operating lease arrangements amounted to $238.6 million, $197.4 million and $170.3 million in 2013, 2012 and 2011, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense of our continuing operations for matching contributions under the various defined contribution employee benefit plans was $48.2 million, $26.4 million and $28.6 million in 2013, 2012 and 2011, respectively.

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

Legal and Regulatory Proceedings and Other Contingencies

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe in the District Court in Amsterdam, the Netherlands, claiming damages for Liberty Global Europe’s alleged failure to honor certain option rights that were granted to those shareholders pursuant to a shareholders agreement entered into in connection with the acquisition of Cignal by Priority Telecom NV (Priority Telecom). Through the appeals process, the 2002 Cignal Action continued to be pursued by nine individual plaintiffs. On June 13, 2006, Liberty Global Europe, Priority Telecom, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. The 2006 Cignal Action claimed, in addition to the claims asserted in the 2002 Cignal Action, that (i) Liberty Global Europe did not meet its duty of care obligations to ensure an exit for the Cignal shareholders through an initial public offering (IPO) and (ii) the listing of Priority Telecom on Euronext Amsterdam NV in September 2001 did not meet the requirements of the applicable listing rules and, accordingly, that Priority Telecom’s initial public offering was not valid and did not satisfy Liberty Global Europe’s obligations to the Cignal shareholders. On December 19, 2007, the District Court rendered its decision dismissing the plaintiffs’ claims against Liberty Global Europe and the other defendants. The plaintiffs appealed the decision and, on October 25, 2013, the Dutch Supreme Court ultimately dismissed the plaintiffs’ claims in the 2006 Cignal Action against Liberty Global Europe and the other defendants as being without merit.

We consider the October 25, 2013 Dutch Supreme Court decision to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013.

Interkabel Acquisition. On November 26, 2007, Telenet and the PICs announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Belgacom brought this appeal judgment before the Cour de Cassation (the Belgian

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. On November 14, 2013, the European Court of Justice ruled that the reasons invoked by the PICs not to organize a market consultation were not overriding reasons of public interest to justify abolishing the PIC’s duty to organize such consultation.  The annulment cases will now be resumed with the Belgian Council of State, which will be required to follow the interpretation given by the European Court of Justice with respect to the points of EU law.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($27.6 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH, an operating subsidiary of Deutsche Telekom, in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland GmbH in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($105 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studio (SDNY). A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,302 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Liberty Puerto Rico Matter. Liberty Puerto Rico, as the surviving entity in the Puerto Rico Transaction, is a party to certain claims asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink acquisition (the PRTC Claim), including a claim that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In December 2013, an additional claim was asserted against OneLink alleging harm to consumers based on the purported conduct of OneLink that formed the basis for the PRTC Claim.  The claimant in the December 2013 action is seeking to represent the entire class of consumers who are alleged to have suffered harm as a result of the purported OneLink conduct.  The former owners of OneLink have partially indemnified us for any losses we may incur up to a specified maximum amount. Although the amount of damages has not been specified, our acquisition accounting for the OneLink acquisition includes a provision and a related indemnification asset representing Liberty Puerto Rico’s best estimate of the net loss that it may incur upon the ultimate resolution of these matters. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

Netherlands Regulatory Developments. In December 2011, the Autoriteit Consument & Markt (ACM), formerly Onafhankelijke Post en Telecommunicatia Authoriteit, completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for regulation of that market. On December 22, 2011, referring to its final assessment of the television market, ACM rejected previously filed requests from a number of providers to perform a new market analysis of the television market. This decision by ACM was appealed by such providers to the Dutch Supreme Administrative Court. On November 5, 2012, the Dutch Supreme Administrative Court rejected the appeals against ACM’s decision.

In May 2012, the Dutch Senate adopted laws that (i) provide the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media (CvdM) to supervise the resale obligation introduced by these new laws and (ii) provide for “net neutrality” on the internet, including limitations on the ability of broadband service providers to delay, choke or block traffic except under specific circumstances. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. The Dutch government responded to the infringement proceedings on June 25, 2013 and the European Commission is currently reviewing the response. If such response is deemed to be unsatisfactory to the European Commission, it may refer the matter to the European Court of Justice. We agree with the EU that the new laws pertaining to resale are contrary to EU law and we, along with other market participants, will contest their application. On January 29, 2014, a Dutch civil court, in a proceeding initiated by UPC Netherlands, declared the resale obligation laws non-binding because they infringe EU law. The Dutch government has three months from January 29, 2014 to appeal the decision. The infringement proceeding at the European Commission against the Dutch government is still pending. We cannot predict the outcome of any appeal by the Dutch government of the civil court decision or, if the decision was overturned, the effect on our results of operations, cash flows or financial position from any implementation of a resale regime, which would likely take several months or more.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

After Telenet submitted draft reference offers regarding the obligations described above in February 2012, to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the European Commission. Although the European Commission expressed doubts regarding the analog resale offers on August 8, 2013, the European Commission did not object to the decision on the reference offers. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services must be available approximately six months after a third-party operator files a letter of intent and pays an advance payment to each cable operator. On December 27, 2013, wireless operator Mobistar submitted a letter of intent and paid the advance payment on January 10, 2013. Accordingly, the reference offers could be operational as soon as the third quarter of 2014.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic TV (basic analog and digital video package) and minus 30% for the bundle of basic TV and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing, and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic TV (basic analog and digital video package) and to minus 23% for the bundle of basic TV and broadband internet services. Even though the European Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgian Regulatory Authorities adopted such retail-minus tariffs on December 11, 2013.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection and the approval of the reference offers by the Belgium Regulatory Authorities, Telenet is now required to begin the process of implementing its reference offers. A final ruling on the merits can be expected during the second or third quarter of 2014. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the qualitative aspects of the reference offer.  A decision in this appeal should not be expected before the fourth quarter of 2014. There can be no certainty that Telenet’s appeals will be successful.

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

FCO Regulatory Issues. Our KBW Acquisition was subject to the approval of the FCO in Germany, which approval was received in December 2011. In January 2012, two of our competitors, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve our KBW Acquisition. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. Third parties have been given until March 21, 2014 to comment on our submission. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected. If we are not granted the right to appeal, or if any appeal is unsuccessful and the Düsseldorf Court of Appeal’s ruling to overturn the FCO clearance becomes final and binding, our KBW Acquisition would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome, to refuse clearance of the transaction or clear the transaction unconditionally. We will continue to pursue any available opportunity to appeal the Düsseldorf Court of Appeal’s ruling. We do not expect that the continued proceedings relating to these appeals will have any impact on the integration and development of our operations in Germany or the day-to-day running of our business. We cannot predict the final outcome of this appeal process, however, any new decision by the FCO with respect to our KBW Acquisition as a result of the Düsseldorf Court of Appeal’s ruling, including any decision that increases the existing conditions we are subject to in connection with the FCO’s initial approval of our KBW Acquisition or imposes additional conditions, could have a material adverse impact on our results of operations, cash flows or financial position.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

FCO Communication. The FCO has communicated to us that it is reviewing customary practices regarding the duration of contracts with multiple dwelling units for analog television services, including with respect to one such contract that the FCO had previously identified between Unitymedia KabelBW and a landlord as potentially being subject to amendment by order. The FCO indicated that the contract term of 10 years may be an infringement of European and German antitrust laws and that it is inclined to open a test case that could set a precedent for all (or almost all) market participants. We cannot predict the outcome of these FCO proceedings, however, any FCO decision that would limit the duration of our contracts with multiple dwelling units could have a material adverse impact on our results of operations, cash flows or financial position.

Financial Transactions Tax. Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (FTT).  Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price.  Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. We currently believe that the likelihood of the FTT becoming effective during 2014 is remote. Although ongoing debate in the relevant countries demonstrates continued momentum around the FTT, uncertainty remains as to when the FTT would be implemented and the breadth of its application.  Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform.  Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of the value added tax (VAT) with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £36.1 million ($59.8 million) as of December 31, 2013. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. An initial hearing on these matters took place during 2013 but was adjourned with no conclusion. Further hearings are expected to take place during the second half of 2014.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Other. In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues and (iii) disputes over interconnection, programming, copyright and carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(17)    Segment Reporting

We generally identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, operating cash flow (as defined below) or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and operating cash flow (as defined below). In addition, we review non-financial measures such as subscriber growth, as appropriate.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

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

During the second quarter of 2013, we began presenting our Belgium (Telenet) segment within our European Operations Division as a result of our decision to change how Telenet reports into our management structure. Segment information for all periods has been retrospectively revised to reflect this change and to present the Chellomedia Disposal Group as a discontinued operation. Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	European Operations Division:

•	U.K. (Virgin Media)

•	Germany (Unitymedia KabelBW)

•	Belgium (Telenet)

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Chile (VTR Group)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. At December 31, 2013, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iii) intersegment eliminations within the European Operations Division. In Chile, the VTR Group includes VTR GlobalCom, which provides video, broadband internet and fixed-line telephony services, and VTR Wireless, which provides mobile services through a third-party wireless access arrangement. Our corporate and other category includes (a) less significant consolidated operating segments that provide (1) broadband communications services in Puerto Rico and (2) programming and other services primarily in Europe and Latin America and (b) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations, primarily in Europe.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet, the VTR Group and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, the VTR Group, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

	Year ended December 31,
	2013		2012		2011
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$3,653.7	$1,524.9	$—	$—	$—	$—
Germany (Unitymedia KabelBW)	2,559.2	1,541.1	2,311.0	1,364.3	1,450.0	863.7
Belgium (Telenet)	2,185.9	1,049.4	1,918.0	940.7	1,918.5	967.0
The Netherlands	1,242.4	721.7	1,229.1	737.1	1,273.4	755.3
Switzerland	1,332.1	778.3	1,259.8	717.9	1,282.6	721.9
Other Western Europe	898.7	445.3	848.4	407.7	893.3	418.7
Total Western Europe	11,872.0	6,060.7	7,566.3	4,167.7	6,817.8	3,726.6
Central and Eastern Europe	1,141.2	548.5	1,115.7	555.1	1,122.5	548.0
Central and other	130.4	(203.1)	117.0	(161.6)	122.7	(140.5)
Total European Operations Division	13,143.6	6,406.1	8,799.0	4,561.2	8,063.0	4,134.1
Chile (VTR Group)	991.6	353.6	940.6	314.2	889.0	341.2
Corporate and other	374.3	(63.8)	224.1	(83.1)	213.6	(73.8)
Intersegment eliminations (b)	(35.3)	44.8	(32.9)	38.6	(47.3)	39.1
Total	$14,474.2	$6,740.7	$9,930.8	$4,830.9	$9,118.3	$4,440.6
______________

(a)	The amounts presented for 2013 reflect the post-acquisition revenue and operating cash flow of Virgin Media from June 8, 2013 through December 31, 2013.

(b)
The intersegment eliminations that are applicable to revenue are related primarily to transactions between our European Operations Division and our continuing programming operations. The intersegment eliminations that are applicable to operating cash flow are related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations will no longer be recorded following the completion of the Chellomedia Transaction on January 31, 2014.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Year ended December 31,
	2013	2012	2011
	in millions
Total segment operating cash flow from continuing operations	$6,740.7	$4,830.9	$4,440.6
Share-based compensation expense	(300.7)	(110.1)	(129.4)
Depreciation and amortization	(4,276.4)	(2,661.5)	(2,424.3)
Release of litigation provision	146.0	—	—
Impairment, restructuring and other operating items, net	(297.5)	(76.2)	(64.0)
Operating income	2,012.1	1,983.1	1,822.9
Interest expense	(2,286.9)	(1,673.6)	(1,453.7)
Interest and dividend income	113.1	42.1	72.9
Realized and unrealized losses on derivative instruments, net	(1,020.4)	(1,070.3)	(59.9)
Foreign currency transaction gains (losses), net	349.3	438.4	(566.6)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	524.1	(10.2)	(151.7)
Losses on debt modification, extinguishment and conversion, net	(212.2)	(213.8)	(218.4)
Other expense, net	(5.6)	(4.6)	(5.9)
Loss from continuing operations before income taxes	$(526.5)	$(508.9)	$(560.4)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2013	2012	2013	2012
	in millions
European Operations Division:
U.K. (Virgin Media)	$23,570.6	$—	$29,788.3	$—
Germany (Unitymedia KabelBW)	10,754.7	10,626.4	11,968.2	10,960.2
Belgium (Telenet)	4,737.4	4,617.8	5,909.2	6,243.1
The Netherlands	2,496.5	2,378.3	2,845.3	2,676.6
Switzerland	4,745.7	4,685.6	5,173.5	5,032.9
Other Western Europe	1,967.6	1,886.9	2,121.8	1,952.7
Total Western Europe	48,272.5	24,195.0	57,806.3	26,865.5
Central and Eastern Europe	2,839.4	2,866.1	3,057.4	3,002.5
Central and other	522.8	365.3	1,709.1	1,420.9
Total European Operations Division	51,634.7	27,426.4	62,572.8	31,288.9
Chile (VTR Group)	1,139.7	1,363.3	1,628.9	1,680.3
Corporate and other	1,214.9	1,232.1	2,760.3	4,550.2
Total - continuing operations	53,989.3	30,021.8	66,962.0	37,519.4
Discontinued operation (a)	513.6	432.9	752.3	788.3
Total	$54,502.9	$30,454.7	$67,714.3	$38,307.7
______________

(a)	At December 31, 2013, the long-lived assets and total assets of the Chellomedia Disposal Group are presented in long-term assets of discontinued operation in our consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 8.

	Year ended December 31,
	2013	2012	2011
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$755.4	$—	$—
Germany (Unitymedia KabelBW)	543.4	559.5	371.0
Belgium (Telenet)	453.7	440.0	413.3
The Netherlands	242.4	221.8	231.8
Switzerland	230.9	222.2	235.2
Other Western Europe	147.6	145.1	193.7
Total Western Europe	2,373.4	1,588.6	1,445.0
Central and Eastern Europe	250.8	227.6	201.2
Central and other	276.8	165.4	177.8
Total European Operations Division	2,901.0	1,981.6	1,824.0
Chile (VTR Group)	188.5	243.4	270.8
Corporate and other	72.1	33.6	30.6
Property and equipment additions	3,161.6	2,258.6	2,125.4
Assets acquired under capital-related vendor financing arrangements	(573.5)	(246.5)	(101.4)
Assets acquired under capital leases	(143.0)	(63.1)	(38.2)
Changes in current liabilities related to capital expenditures	36.4	(80.7)	(65.0)
Total capital expenditures	$2,481.5	$1,868.3	$1,920.8
______________

(a)	The amount presented for 2013 reflects the post-acquisition property and equipment additions of Virgin Media from June 8, 2013 through December 31, 2013.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2013	2012	2011
	in millions
Subscription revenue (a):
Video	$5,724.1	$4,637.6	$4,397.7
Broadband internet (b)	3,536.6	2,407.0	2,203.4
Fixed-line telephony (b)	2,505.3	1,518.9	1,299.2
Cable subscription revenue	11,766.0	8,563.5	7,900.3
Mobile (c)	669.9	131.5	76.9
Total subscription revenue	12,435.9	8,695.0	7,977.2
B2B revenue (d)	992.2	467.9	495.0
Other revenue (b) (e)	1,046.1	767.9	646.1
Total revenue	$14,474.2	$9,930.8	$9,118.3
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report digital subscriber line (DSL) subscribers as revenue generating units (RGUs). Accordingly, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other revenue for all periods presented.

(c)
Mobile subscription revenue excludes $175.2 million, $35.1 million and $13.4 million, respectively, of mobile interconnect revenue. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(d)
These amounts include B2B revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $147.2 million, $59.7 million and $50.4 million, respectively, is included in cable subscription revenue.

(e)	Other revenue includes, among other items, interconnect, installation and carriage fee revenue.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2013	2012	2011
	in millions
European Operations Division:
U.K. (a)	$3,653.7	$—	$—
Germany	2,559.2	2,311.0	1,450.0
Belgium	2,185.9	1,918.0	1,918.5
Switzerland	1,332.1	1,259.8	1,282.6
The Netherlands	1,242.4	1,229.1	1,273.4
Ireland	463.7	426.4	430.2
Poland	460.4	450.0	390.7
Austria	435.0	422.0	463.1
Hungary	257.1	248.2	270.9
The Czech Republic	219.6	226.5	251.9
Romania	140.4	130.0	143.5
Slovakia	63.7	61.0	65.5
Other (b)	130.4	117.0	122.7
Total European Operations Division	13,143.6	8,799.0	8,063.0
Chile	991.6	940.6	889.0
Puerto Rico	297.2	145.5	116.3
Other, including intersegment eliminations	41.8	45.7	50.0
Total	$14,474.2	$9,930.8	$9,118.3
_______________

(a)	The amount presented for 2013 reflects the post acquisition revenue of Virgin Media from June 8, 2013 through December 31, 2013.

(b)	Primarily represents revenue of UPC DTH from customers located in Hungary, the Czech Republic, Romania and Slovakia.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2013	2012
	in millions
European Operations Division:
U.K.	$23,570.6	$—
Germany	10,754.7	10,626.4
Switzerland	4,745.7	4,685.6
Belgium	4,737.4	4,617.8
The Netherlands	2,496.5	2,378.3
Austria	1,216.1	1,149.7
Poland	1,178.5	1,172.9
Ireland	751.5	737.2
The Czech Republic	679.7	740.7
Hungary	640.6	623.1
Romania	209.6	200.3
Slovakia	131.0	129.1
Other (a)	522.8	365.3
Total European Operations Division	51,634.7	27,426.4
Chile	1,139.7	1,363.3
Puerto Rico	1,131.9	1,155.0
U.S. (b)	42.4	32.7
Other	40.6	44.4
Total - continuing operations	53,989.3	30,021.8
Discontinued operation (c)	513.6	432.9
Total	$54,502.9	$30,454.7
_______________

(a)	Primarily represents long-lived assets of the European Operations Division’s central operations, which are located in the Netherlands.

(b)	Primarily represents the assets of our corporate category.

(c)	At December 31, 2013, the long-lived assets of the Chellomedia Disposal Group are presented in long-term assets of discontinued operation in our consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(18)    Quarterly Financial Information (Unaudited)

	2013
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,767.7	$3,161.9	$4,371.2	$4,468.0
Reclassification of the Chellomedia Disposal Group to discontinued operations (note 4)	(95.8)	(104.1)	(94.7)	—
As adjusted	$2,671.9	$3,057.8	$4,276.5	$4,468.0
Operating income:
As previously reported	$525.4	$445.2	$521.9	$517.6
Reclassification of the Chellomedia Disposal Group to discontinued operations (note 4)	2.8	(0.1)	(0.7)	—
As adjusted	$528.2	$445.1	$521.2	$517.6
Net loss attributable to Liberty Global shareholders	$(1.0)	$(11.6)	$(830.1)	$(121.2)
Basic and diluted loss attributable to Liberty Global shareholders per share (note 2)	$—	$(0.04)	$(2.09)	$(0.31)

	2012
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$2,537.0	$2,524.5	$2,519.1	$2,730.2
Reclassification of the Chellomedia Disposal Group to discontinued operations (note 4)	(86.9)	(93.9)	(88.9)	(110.3)
As adjusted	$2,450.1	$2,430.6	$2,430.2	$2,619.9
Operating income:
As previously reported	$494.3	$479.0	$509.1	$500.7
Reclassification of the Chellomedia Disposal Group to discontinued operations (note 4)	(6.3)	(4.9)	(1.6)	12.8
As adjusted	$488.0	$474.1	$507.5	$513.5
Net earnings (loss) attributable to Liberty Global shareholders	$(25.1)	$701.6	$(22.4)	$(331.3)
Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 2)	$(0.09)	$2.60	$(0.08)	$(1.27)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

(19)    Subsequent Events

Pending Ziggo Acquisition

Ziggo Merger Agreement

On January 27, 2014, we reached an agreement (the Ziggo Merger Agreement) on an offer to acquire all of the shares of Ziggo that we do not already own (the Ziggo Offer) in a stock and cash transaction. The supervisory and management boards of Ziggo have recommended that the shareholders of Ziggo accept the Ziggo Offer. Under the terms of the Ziggo Offer, Ziggo shareholders will receive (i) 0.2282 Class A ordinary shares of Liberty Global, (ii) 0.1674 Class C ordinary shares of Liberty Global (or 0.5630 Class C ordinary shares of Liberty Global after the completion of the 2014 Share Dividend, as defined and described below) and (iii) €11.00 ($15.17) in cash for each Ziggo share that they own (the Ziggo Offer Price). The completion of the Ziggo Offer is subject to customary closing conditions, including a minimum tender condition and receipt of competition clearances.

In addition to customary termination provisions, Liberty Global and Ziggo may terminate the Ziggo Merger Agreement in the event that an independent third party makes an offer which, in the reasonable opinion of the Ziggo supervisory and management board, is substantially more beneficial than our offer, exceeds the Ziggo Offer Price by 8% and is launched or is committed to be launched within eight weeks (a Competing Offer). On termination of the Ziggo Merger Agreement by Ziggo due to a material breach of the Ziggo Merger Agreement by our company, we will be obligated to pay to Ziggo a €69.5 million ($95.8 million) reverse termination fee. If the Ziggo Merger Agreement is terminated because the competition clearance is not obtained, we will be obligated to pay to Ziggo a €200.0 million ($275.8 million) reverse termination fee. On termination of the Ziggo Merger Agreement by our company due to (i) a material breach of the Ziggo Merger Agreement by Ziggo, (ii) a Competing Offer having been made or (iii) the revocation or amendment of the recommendation of the Ziggo board, other than circumstances linked to a decline in our share price, Ziggo will be obligated to pay us a €69.5 million termination fee.

Ziggo Financing Transactions

In connection with the signing of the Ziggo Merger Agreement, certain of our subsidiaries entered into the following financing agreements.

Ziggo Acquisition Facility. On January 27, 2014, LGE HoldCo VII B.V., (LGE HoldCo VII), our wholly-owned subsidiary, entered into a new senior facilities agreement (as amended and restated, the Ziggo Acquisition Facility), pursuant to which the lenders thereunder agreed to provide LGE HoldCo VII with (i) a euro-denominated term loan facility (the Ziggo Euro Facility) with an initial commitment of €434.0 million ($598.5 million) and a U.S. dollar-denominated term loan facility (the Ziggo USD Facility and, together with the Ziggo Euro Facility, the Ziggo Facility) with an initial commitment of zero and (iii) a multi-currency revolving facility in a total amount of €650.0 million ($896.3 million) (the Ziggo RCF). The lenders’ commitments may be increased with the prior consent of the lenders. The Ziggo Facility is repayable at maturity on January 15, 2022. The final maturity date of the Ziggo RCF is June 30, 2020.

All amounts borrowed under the Ziggo Facility shall be applied (i) towards financing a portion of the purchase price payable in relation to the acquisition of shares in Ziggo as contemplated by the Ziggo Merger Agreement and the repayment, redemption or refinancing of any financial indebtedness used directly or indirectly to acquire shares in Ziggo, (ii) towards financing any related original issue discount, fees, costs and expenses and (iii) for general corporate purposes. All amounts borrowed under the Ziggo RCF shall be applied for any of the foregoing purposes, as well as ongoing working capital requirements.

The interest rates payable are: (i) in respect of the Ziggo Euro Facility, the Margin (2.75% per annum subject to a leverage-based margin adjustment), plus EURIBOR (subject to a floor of 0.75% per annum), (ii) in respect of the Ziggo USD Facility, the Margin (2.50% per annum subject to a leverage-based margin adjustment), plus LIBOR (subject to a floor of 0.75% per annum) and (iii) in respect of the Ziggo RCF, the Margin (2.50% per annum subject to a leverage-based margin adjustment), plus EURIBOR (if euro-denominated) or LIBOR (if denominated in any other currency), in each case not subject to a floor. LGE HoldCo VII must also pay a commitment fee on any available but undrawn amounts under the Ziggo RCF at a per annum rate equal to 40% of the Margin on the Ziggo RCF.

The Ziggo Acquisition Facility will be guaranteed by each borrower and will be secured by (i) a first ranking share pledge over all of the issued and outstanding shares in LGE HoldCo VII, (ii) a pledge granted by the parent of LGE HoldCo VII in respect

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

of any shareholder loans from such parent to LGE HoldCo VII and (iii) share security over certain subsidiaries.

The Ziggo Acquisition Facility requires the borrower group to maintain a senior net debt leverage ratio and a total net debt leverage ratio.

The Ziggo Acquisition Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the facility agent (on the instructions of the instructing group) to (among other things) (i) cancel the total commitments and/or (ii) declare that all or part of the outstanding loans be payable on demand.

The Ziggo Acquisition Facility restricts the ability of the members of the borrower group to, among other things, incur or guarantee certain financial indebtedness, make certain disposals and acquisitions or create certain security interests over their assets, in each case, subject to carve-outs from such limitations. The Ziggo Acquisition Facility also requires the borrowers to observe certain affirmative undertakings or covenants, which are subject to materiality and other customary and agreed exceptions.

Ziggo Bridge Facility. On January 27, 2014, LGE HoldCo VI B.V. (LGE HoldCo VI), our wholly-owned subsidiary and the immediate parent of LGE HoldCo VII, entered into a new bridge facility agreement (the Ziggo Bridge Facility), pursuant to which the lenders thereunder agreed to provide LGE HoldCo VI with a €934.0 million ($1,287.9 million) term loan facility. The lenders’ commitments may be increased with the prior consent of the lenders. Commitments under the Ziggo Bridge Facility are subject to cancellation in full or in part prior to the first utilization under certain circumstances.

The initial maturity date in respect of the loans under the Ziggo Bridge Facility is the first anniversary of the utilization date (the Initial Maturity Date). If certain conditions are met on the Initial Maturity Date, including the absence of any continuing default, the termination date of the loans under the Ziggo Bridge Facility will be extended to the date falling 84 months after the Initial Maturity Date.

The interest rate on each loan under the Ziggo Bridge Facility for each interest period is equal to the aggregate of (i) an increasing margin and (ii) EURIBOR (subject to a floor of 0.75% per annum). The interest rate is subject to an overall cap.

The Ziggo Bridge Facility will be secured by a first ranking pledge of shares to be granted by the immediate holding company of LGE HoldCo VI as of the first utilization date in relation to all of the issued and outstanding shares in LGE HoldCo VI.

The Ziggo Bridge Facility incorporates certain negative undertakings prior to the first utilization date. Following the initial utilization under the Ziggo Bridge Facility, the undertakings will no longer apply. The Ziggo Bridge Facility will not contain any financial maintenance covenants.

Share Dividend

On January 26, 2014, our board of directors approved a share dividend (the 2014 Share Dividend) of one Liberty Global Class C ordinary share on each outstanding Class A, Class B and Class C ordinary share as of the February 14, 2014 record date for the share dividend. The distribution date for the 2014 Share Dividend has been set as March 3, 2014. As the distribution date has not occurred as of the issuance date of these consolidated financial statements, the share and per share amounts in our consolidated financial statements have not been retroactively restated to reflect the 2014 Share Dividend.

VTR Group Financing Transactions

General. On January 24, 2014, we completed a reorganization of our credit pools. VTR GlobalCom and VTR Wireless were placed in a separate credit pool with their parent and one of our wholly-owned subsidiaries, VTR Finance B.V. (VTR Finance). In connection with the reorganization, all amounts outstanding under the VTR Wireless Bank Facility were repaid, VTR Finance and certain of its subsidiaries (including VTR GlobalCom) were extracted from the UPC Holding credit pool and VTR Finance and certain of its subsidiaries entered into the financing transactions described below. In connection with these transactions, we disclosed that we are exploring opportunities with respect to our Latin American operations (which include the VTR Group and Liberty Puerto Rico), including a possible spin-off of those operations to our shareholders. Our evaluation of such opportunities is at a preliminary stage, and any alternative pursued would be subject to approval by our board of directors. We are unable to predict the timing or terms of any spin-off or other transaction that might be pursued, or whether such a transaction will eventually occur.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2013, 2012 and 2011

VTR Senior Secured Notes. On January 24, 2014, VTR Finance issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Senior Secured Notes) pursuant to an indenture dated January 24, 2014 (the VTR Indenture). The net proceeds from the issuance of the VTR Senior Secured Notes were used, together with existing cash of our subsidiaries, to repay all of the outstanding indebtedness under Facilities R, S and AE of the UPC Broadband Holding Bank Facility in connection with the extraction of VTR Finance and its subsidiaries from the UPC Holding credit pool.

Taking into account the derivative contracts that we entered into in connection with the VTR Senior Secured Notes, our effective borrowing cost for the VTR Senior Secured Notes is 10.95%.

The VTR Senior Secured Notes are senior obligations of VTR Finance and rank equally with all other existing and future debt of VTR Finance that is not subordinated in right of payment to the VTR Senior Secured Notes and senior in right of payment to all existing and future subordinated debt of VTR Finance. The VTR Senior Secured Notes will be secured by a first-ranking pledge over all the shares of VTR Finance and two of VTR Finance’s subsidiaries, United Chile LLC and UPC Chile Mobile Holding B.V.

At any time prior to January 15, 2019 VTR Finance may redeem some or all of the VTR Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2019 using the discount rate (as specified in the VTR Indenture) as of the applicable redemption date plus 50 basis points.

At any time prior to January 15, 2019, VTR Finance may redeem during each twelve-month period commencing on January 24, 2014 up to 10% of the principal amount of the VTR Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest.

VTR Finance may redeem all or part of the VTR Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the VTR Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing January 15 of the years set forth below:

Year	Redemption price

2019	103.438%
2020	102.292%
2021	101.146%
2022 and thereafter	100.000%

VTR Senior Credit Facility. On January 13, 2014, VTR GlobalCom, VTR Wireless and VTR Banda Ancha (Chile) SpA entered into a new $200.0 million senior secured revolving credit facility agreement with certain lenders (the VTR Senior Credit Facility), made up of a U.S. dollar facility (the VTR Dollar Senior Credit Facility) and a Chilean peso facility (the VTR CLP Senior Credit Facility). The interest rate for the VTR Dollar Senior Credit Facility is LIBOR plus a margin of 2.75%. The interest rate for the VTR CLP Senior Credit Facility is the applicable interbank offered rate for Chilean pesos in the relevant interbank market plus a margin per annum as agreed between the lenders under the VTR CLP Senior Credit Facility and VTR GlobalCom. Borrowings under the VTR Dollar Senior Credit Facility and the VTR CLP Senior Credit Facility mature in January 2020 and January 2019, respectively.

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2014.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is included below and accordingly will not be incorporated by reference to our definitive proxy statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We intend to file our definitive proxy statement for our 2014 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2014.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The capitalized terms used in Item 12 of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries. The following table sets forth information as of December 31, 2013 with respect to shares of our ordinary shares authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column) (6)
Equity compensation plans approved by security holders:
Liberty Global Incentive Plan (3):
Liberty Global Class A ordinary shares	6,773,421	$56.98	238,907
Liberty Global Class C ordinary shares	6,740,635	$54.05
Liberty Global Director Incentive Plan (4):
Liberty Global Class A ordinary shares	413,560	$37.62	8,814,423
Liberty Global Class C ordinary shares	422,940	$36.15
VM Incentive Plan (5)
Liberty Global Class A ordinary shares	2,278,444	$36.45	12,017,912
Liberty Global Class C ordinary shares	1,728,470	$33.38
Other:
Liberty Global Class A ordinary shares	229,276	19.59	—
Liberty Global Class C ordinary shares	221,301	18.51
Equity compensation plans not approved by security holders:
None	—		—
Totals:
Liberty Global Class A ordinary shares	9,694,701		21,071,242
Liberty Global Class C ordinary shares	9,113,346
 ____________

(1)
This table includes SARs with respect to 4,168,758 and 4,134,386 shares of Liberty Global Class A and Class C ordinary shares, respectively and PSARs with respect to 2,817,498 and 2,817,498 shares of Liberty Global Class A and Class C ordinary shares, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying series of Liberty Global ordinary shares or in certain cases, if lower, a specified price, may be paid in shares of the applicable series of Liberty Global ordinary shares. Based upon the respective market prices of Liberty Global Class A and Class C ordinary shares at December 31, 2013 and excluding any related tax effects, 1,858,987 and 1,826,332 shares of Liberty Global Class A and Class C ordinary shares, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2013. For further information, see note 12 to our consolidated financial statements.

III-2

(2)
In addition to the option, SAR and PSAR information included in this table, there are outstanding under the various incentive plans restricted shares and RSU awards (including PSUs) with respect to an aggregate of 1,650,324 shares of Liberty Global Class A ordinary shares and 1,519,298 shares of Liberty Global Class C ordinary shares.

(3)
The Liberty Global Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B or Class C ordinary shares subject to a single aggregate limit of 50 million shares (of which no more than 25 million shares may consist of Class B shares), subject to anti-dilution adjustments. As of December 31, 2013, an aggregate of 238,907 ordinary shares were available for issuance pursuant to the incentive plan. For additional information, see note 7.

(4)
The non-employee Liberty Global Director Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B or Class C ordinary shares subject to a single aggregate limit of 10 million shares (of which no more than five million shares may consist of Liberty Global Class B shares), subject to anti-dilution adjustments. As of December 31, 2013, an aggregate of 8,814,423 ordinary shares were available for issuance pursuant to the non-employee Liberty Global Director Incentive Plan. For additional information, see note 7.

(5)
The VM Incentive Plan permits grants of, or with respect to, any class of Liberty Global ordinary shares. As of December 31, 2013, an aggregate of 12,017,912 ordinary shares were available for issuance pursuant to the incentive plan. For additional information, see note 7.

(6)
Subsequent to December 31, 2013, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan (collectively, the Liberty Global 2014 Incentive Plans). The maximum number of Liberty Global shares with respect to which awards may be issued under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan is 50 million (of which no more than 25 million shares may consist of Class B ordinary shares) and five million, respectively, in each case, subject to anti-dilution and other adjustment provisions in the respective plan. As the Liberty Global 2014 Incentive Plans have now been approved by our shareholders, no further awards will be granted under the Liberty Global Incentive Plan, the Liberty Global Director Incentive Plan or the VM Incentive Plan.

III-3

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	February 13, 2014	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 13, 2014
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 13, 2014
Michael T. Fries

/s/ ANDREW J. COLE	Director	February 13, 2014
Andrew J. Cole

/s/ JOHN P. COLE	Director	February 13, 2014
John P. Cole

/s/ MIRANDA CURTIS	Director	February 13, 2014
Miranda Curtis

/s/ JOHN W. DICK	Director	February 13, 2014
John W. Dick

/s/ PAUL A. GOULD	Director	February 13, 2014
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 13, 2014
Richard R. Green

/s/ DAVID E. RAPLEY	Director	February 13, 2014
David E. Rapley

/s/ LARRY E. ROMRELL	Director	February 13, 2014
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	February 13, 2014
J.C. Sparkman

/s/ J. DAVID WARGO	Director	February 13, 2014
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Co-Chief Financial	February 13, 2014
Charles H.R. Bracken	Officer (Principal Financial Officer)

/s/ BERNARD G. DVORAK	Executive Vice President and Co-Chief Financial	February 13, 2014
Bernard G. Dvorak	Officer (Principal Accounting Officer)

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-73 of this Annual Report.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Global plc Condensed Balance Sheet as of December 31, 2013 (Parent Company Only)	IV-11
Liberty Global plc Condensed Statement of Operations for the period from June 8, 2013 through December 31, 2013 (Parent Company Only)	IV-12
Liberty Global plc Condensed Statement of Cash Flows for the period from June 8, 2013 through December 31, 2013 (Parent Company Only)	IV-13
Liberty Global, Inc. Condensed Balance Sheet as of December 31, 2012 (Parent Company Only)	IV-14
Liberty Global, Inc. Condensed Statements of Operations for the period from January 1, 2013 through June 7, 2013 and the years ended December 31, 2012 and 2011 (Parent Company Only)	IV-15
Liberty Global, Inc. Condensed Statements of Cash Flows for the period from January 1, 2013 through June 7, 2013 and the years ended December 31, 2012 and 2011 (Parent Company Only)	IV-16
Schedule II - Valuation and Qualifying Accounts	IV-17

Separate Financial Statements of Subsidiaries Not Consolidated or 50 Percent or Less Owned Persons:

Ziggo N.V. (Ziggo)

We use the fair value method to account for our investment in Ziggo. As a result of our equity interest in Ziggo (28.5% at December 31, 2013) and certain other factors, we exercised significant influence over Ziggo during the latter part of 2013. SEC Rule 3-09 of Regulation S-X requires that we include or incorporate by reference Ziggo financial statements in this Annual Report on Form 10-K since our investment in Ziggo is considered to be significant in the context of Rule 3-09 for the year ended December 31, 2013. Liberty Global expects to file an amendment to this Annual Report on Form 10-K on or before June 30, 2014 to include the required audited consolidated financial statements of Ziggo.

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 -- Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc. (Virgin Media), Liberty Global, Inc. (LGI), Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

3 -- Articles of Incorporation and Bylaws:
3.1
Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to LGI’s Current Report on Form 8-K filed June 7, 2013 (File No. 000-51360) (the June 7, 2013 8-K)).

4 -- Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to LGI’s Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360 (the 2011 10-K)).

4.2
Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.3
Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.4
Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.5
Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.6
Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360)).

4.7
Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.8
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.9
Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility(incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360)).

4.10
Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360)).

4.11
Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.12
Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.13
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.14
Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360)).

4.15
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.16
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.17
Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.18
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.19
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the 2011 10-K).

4.20
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the 2011 10-K).

4.21
Additional Facility AE Accession Agreement, dated February 23, 2012, among UPC Financing Partnership, as Borrower, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPC Broadband Operations BV, as Additional Facility AE Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 23, 2012 (File No. 000-51360)).

4.22
Additional Facility AF Accession Agreement, dated November 21, 2012, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AF Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 21, 2012 (File No. 000-51360)).

4.23
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.24
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

4.25
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

4.26
Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 16, 2013 8-K).

4.27
Additional Facility AG Accession Agreement, dated March 26, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed March 28, 2013 (File No. 000-51360)).

4.28
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013 (File No. 000-51360)).

4.29
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

4.30
Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

4.31
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.32
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.33
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to LGI’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.34
Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to LGI’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

4.35
Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.51 to the 2010 10-K).

4.36
Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the 2010 10-K).

4.37
Telenet Additional Facility P Accession Agreement, dated June 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Quarterly Report on Form 10-Q filed August 2, 2011 (File No. 000-51360)).

4.38
Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.39
Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.40
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 29, 2011) (File No. 000-51360)).

4.41
Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2012) (File No. 000-51360)).

4.42
Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2012 8-K)).

4.43
Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the March 2012 8-K).

4.44
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the November 5, 2012 10-Q)).

4.45
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the November 5, 2012 10-Q).

4.46
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.47
Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Secured Exchange Notes) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 2012 8-K)).

4.48
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to the May 2012 8-K).

4.49
Indenture dated December 14, 2012 between, among others, Unitymedia Hessen GmbH & Co. KG and Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon (Luxembourg) S.A. as registrar, The Bank of New York Mellon, as paying agent in New York and Credit Suisse AG, London Branch, as security trustee (relating to the December 2012 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed December 20, 2012 (File No. 000-51360)).

4.50
Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. filed on April 16, 2008 (File No. 000-50886) (the Virgin Media April 2008 8-K)).

4.51
Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Virgin Media April 2008 8-K).

4.52
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media Inc.) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.53
Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on January 20, 2010 (File No. 000-50886)).

4.54
First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.6 to Virgin Media’s Registration Statement on Form S-4 filed on June 15, 2010 (File No. 333-167532) (the Virgin Media June 2010 S-4)).

4.55
Second Supplemental Indenture, dated as of May 17, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.7 to the Virgin Media June 2010 S-4).

4.56
Third Supplemental Indenture, dated as of June 10, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.8 to the Virgin Media June 2010 S-4).

4.57
Fourth Supplemental Indenture, dated as of February 18, 2011, between, among others, VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.23 to Virgin Media’s Annual Report on Form 10-K filed on February 22, 2011 (File No. 000-50886)).

4.58
Fifth Supplemental Indenture, dated as of February 13, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited, the Subsidiary Guarantors named therein, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon Luxembourg S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on February 15, 2013 (File No. 000-50886)).

4.59
Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on March 3, 2011 (File No. 000-50886)).

4.60
Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K/A filed February 27, 2013 (File No. 000-51360)).

4.61
Indenture, dated as of February 22, 2013, among Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the Liberty Global February 2013 8-K/A).

4.62
Sixth Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of January 19, 2010 for Virgin Media 6.50% Senior Secured Notes and 7.00% Senior Secured Notes each due 2018 (incorporated by reference to Exhibit 4.10 to the June 12, 2013 8-K).

4.63
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.50% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.64
Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.65
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5⅜% Senior Secured Notes and 6.00% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.66
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.67
First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon, as trustee and paying agent, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6⅜% Senior Notes and 7.00% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.68
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.69
Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

4.70
Indenture dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.71
Acquisition Facilities Agreement dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014 (the Holdco VII Facilities Agreement), by and among LGE Holdco VII B.V.as Original Borrower and Original Guarantor, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions, as Mandated Lead Arrangers, The Bank of Nova Scotia as Facility Agent, ING Bank N.V. as Security Agent and the banks and financial institutions listed therein as lenders.*

4.72
High Yield Bridge Facilities Agreement dated January 27, 2014, by and among Holdco VI B.V. as Original Borrower, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions as Mandated Lead Arrangers, Bank of America Merrill Lynch International Limited as Facility Agent and as Security Agent and the lenders listed therein.*

4.73	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:

10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).
10.2	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).
10.3	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).
10.4	Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).
10.5
Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed August 1, 2013 (File No. 001-35961) (the August 1, 2013 10-Q)).

10.6
Liberty Global plc Compensation Policy for Nonemployee Directors effective June 7, 2013 (a successor to the Liberty Global, Inc. Compensation Policy for Nonemployee Directors) (incorporated by reference to Exhibit 10.6 to the August 1, 2013 10-Q).

10.7	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).
10.8	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).
10.9
Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to LGI’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.10	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.4 of the 2010 10-K).
10.11	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).
10.12
Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.13	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 10.8 to the 2011 10-K).
10.14	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to LGI’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).
10.15
Liberty Global Challenge Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed June 28, 2013 (File No. 000-51360)).

10.16	Form of Performance Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 1, 2013 10-Q).
10.17
Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 4, 2013 8-K)).

10.18
Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the Incentive Plan, as amended on December 31, 2012 (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2013 8-K).

10.19
Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360), and a description of the amendment to said program is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed January 4, 2013 (File No. 000-51630)).

10.20
Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

10.21
Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.22
Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.18 to LGI’s Annual Report on Form 10-K/A filed February 13, 2013 (File No. 000-51360) (the 2012 10-K)).

10.23	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the 2012 10-K).

10.24	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2012 10-K).
10.25	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2013).*
10.26	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan.*
10.27	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.23 to the 2012 10-K).
10.28
Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10-K).

10.29
Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to LGI’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.30	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).
10.31	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.30 to the 2012 10-K).
10.32	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.31 to the 2012 10-K).
10.33	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).
10.34	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).
10.35
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (incorporated by reference to Exhibit 10.2 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-50886)).

10.36
Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.5 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 8, 2007 (File No. 000-50886) (the Virgin Media November 2007 10-Q)).

10.37
Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.6 to the Virgin Media November 2007 10-Q).

10.38
Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (incorporated by reference to Exhibit 10.83 to Virgin Media’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 000-50886)).

10.39
Merger Protocol dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 -- Section 1350 Certification **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*     Filed herewith
**     Furnished herewith

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEET
(Parent Company Only)

December 31,
2013
in millions
ASSETS
Current assets:
Cash and cash equivalents	$290.7
Interest receivables — related-party	247.1
Other receivables — related-party	260.4
Other current assets	9.6
Total current assets	807.8
Long-term notes receivable — related-party	9,557.6
Investments in consolidated subsidiaries, including intercompany balances	1,742.8
Other assets, net	3.0
Total assets	$12,111.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11.4
Accrued liabilities and other	53.8
Total current liabilities	65.2
Long-term notes payable — related-party	18.6
Other long-term liabilities	1.6
Total liabilities	85.4
Commitments and contingencies
Shareholders’ equity:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 222,081,117 shares	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,147,184 shares	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 161,996,684 shares	1.6
Additional paid-in capital	12,813.4
Accumulated deficit	(3,312.6)
Accumulated other comprehensive earnings, net of taxes	2,528.8
Treasury shares, at cost	(7.7)
Total shareholders’ equity	12,025.8
Total liabilities and shareholders’ equity	$12,111.2

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF OPERATIONS
(Parent Company Only)

Period from
June 8,
2013 through
December 31,
2013
in millions
Operating costs and expenses:
Selling, general and administrative (including share-based compensation)	$9.7
Related-party fees and allocations	54.9
Operating loss	(64.6)
Non-operating income (expense):
Interest income, net	468.3
Other expense, net	(4.5)
463.8
Earnings before income taxes and equity in losses of consolidated subsidiaries, net	399.2
Equity in losses of consolidated subsidiaries, net	(1,306.3)
Income tax expense	(105.8)
Net loss	$(1,012.9)

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENT OF CASH FLOWS
(Parent Company Only)

Period from
June 8,
2013 through
December 31,
2013
in millions
Cash flows from operating activities:
Net loss	$(1,012.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of consolidated subsidiaries, net	1,306.3
Share-based compensation expense	3.5
Related-party fees and allocations	54.9
Changes in operating assets and liabilities:
Receivables and other operating assets	(104.9)
Payables and accruals	6.7
Net cash provided by operating activities	253.6

Cash flows from investing activities:
Distributions and advances from subsidiaries and affiliates, net	949.0
Other investing activities, net	(11.3)
Net cash provided by investing activities	937.7

Cash flows from financing activities:
Repurchase of Liberty Global shares	(971.8)
Proceeds from issuance of Liberty Global shares upon exercise of stock options	78.1
Other financing activities, net	(6.9)
Net cash used by financing activities	(900.6)
Net increase in cash and cash equivalents	290.7
Cash and cash equivalents:
Beginning of period	—
End of period	$290.7

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEET
(Parent Company Only)

December 31,
2012
in millions
ASSETS
Current assets:
Cash and cash equivalents	$69.4
Deferred income taxes	0.8
Other current assets	2.1
Total current assets	72.3
Investments in consolidated subsidiaries, including intercompany balances	2,202.6
Property and equipment, at cost	4.7
Accumulated depreciation	(2.8)
Property and equipment, net	1.9
Deferred income taxes	26.1
Total assets	$2,302.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19.5
Accrued liabilities and other	30.9
Total current liabilities	50.4
Other long-term liabilities	42.5
Total liabilities	92.9
Commitments and contingencies
Stockholders’ equity:
Series A common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 142,284,430 shares	1.4
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 10,206,145 shares	0.1
Series C common stock, $.01 par value. Authorized 500,000,000 shares; issued and outstanding 106,402,667 shares	1.1
Additional paid-in capital	2,955.6
Accumulated deficit	(2,348.7)
Accumulated other comprehensive earnings, net of taxes	1,600.5
Total stockholders’ equity	2,210.0
Total liabilities and stockholders’ equity	$2,302.9

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Period from
	January 1,
	2013 through	Year ended
	June 7,	December 31,
	2013	2012	2011
	in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$43.5	$98.1	$96.0
Depreciation and amortization	0.3	0.8	0.6
Other operating charges	48.1	—	—
Operating loss	(91.9)	(98.9)	(96.6)
Non-operating expense:
Interest expense, net	(0.7)	(0.1)	(36.3)
Loss on debt conversion	—	—	(187.2)
Other expense, net	(0.1)	(0.5)	—
	(0.8)	(0.6)	(223.5)
Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(92.7)	(99.5)	(320.1)
Equity in earnings (losses) of consolidated subsidiaries, net	120.0	390.7	(552.6)
Income tax benefit	21.7	31.6	100.0
Net earnings (loss)	$49.0	$322.8	$(772.7)

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Period from
	January 1,
	2013 through	Year ended
	June 7,	December 31,
	2013	2012	2011
	in millions
Cash flows from operating activities:
Net earnings (loss)	$49.0	$322.8	$(772.7)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	(120.0)	(390.7)	552.6
Stock-based compensation expense	11.5	33.0	38.2
Depreciation and amortization	0.3	0.8	0.6
Other operating charges	48.1	—	—
Amortization of deferred financing costs and non-cash interest accretion	—	—	16.5
Loss on debt conversion	—	—	187.2
Deferred income tax expense (benefit)	(21.9)	111.7	(98.3)
Excess tax benefits from stock-based compensation	—	(2.6)	(38.4)
Changes in operating assets and liabilities:
Receivables and other operating assets	(7.2)	(27.1)	(2.3)
Payables and accruals	(23.8)	(71.4)	(7.0)
Net cash used by operating activities	(64.0)	(23.5)	(123.6)

Cash flows from investing activities:
Distributions and advances from subsidiaries and affiliates, net	163.1	855.1	447.5
Capital expenditures	(0.7)	(2.0)	(2.4)
Net cash provided by investing activities	162.4	853.1	445.1

Cash flows from financing activities:
Repurchase of LGI common stock	(185.4)	(970.3)	(912.6)
Proceeds (payments) related to call option contracts for LGI common stock	55.5	(52.1)	—
Payment of net settled employee withholding taxes on stock incentive awards	(13.1)	(22.1)	(68.2)
Proceeds from issuance of LGI common stock upon exercise of stock options	2.9	25.6	32.7
Excess tax benefits from stock-based compensation	—	2.6	38.4
Payment of exchange offer consideration	—	—	(187.5)
Net cash used by financing activities	(140.1)	(1,016.3)	(1,097.2)
Net decrease in cash and cash equivalents	(41.7)	(186.7)	(775.7)
Cash and cash equivalents:
Beginning of period	69.4	256.1	1,031.8
End of period	$27.7	$69.4	$256.1

LIBERTY GLOBAL PLC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Disposals/ discontinued operations	Balance at end of period
	in millions
Year ended December 31:
2011	$146.6	74.4	12.5	(80.6)	(8.0)	(0.9)	$144.0
2012	$144.0	66.4	4.0	(113.6)	2.2	—	$103.0
2013	$103.0	113.3	12.9	(98.1)	1.7	(10.2)	$122.6

EXHIBIT INDEX

2 -- Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1
Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc. (Virgin Media), Liberty Global, Inc. (LGI), Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

3 -- Articles of Incorporation and Bylaws:
3.1
Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to LGI’s Current Report on Form 8-K filed June 7, 2013 (File No. 000-51360) (the June 7, 2013 8-K)).

4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to LGI’s Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360 (the 2011 10-K)).

4.2
Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.3
Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.4
Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.5
Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.6
Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360)).

4.7
Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.8
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.9
Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility(incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360)).

4.10
Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360)).

4.11
Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.12
Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.13
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.14
Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360)).

4.15
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.16
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.17
Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.18
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.19
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the 2011 10-K).

4.20
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the 2011 10-K).

4.21
Additional Facility AE Accession Agreement, dated February 23, 2012, among UPC Financing Partnership, as Borrower, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPC Broadband Operations BV, as Additional Facility AE Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 23, 2012 (File No. 000-51360)).

4.22
Additional Facility AF Accession Agreement, dated November 21, 2012, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AF Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 21, 2012 (File No. 000-51360)).

4.23
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.24
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

4.25
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

4.26
Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 16, 2013 8-K).

4.27
Additional Facility AG Accession Agreement, dated March 26, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed March 28, 2013 (File No. 000-51360)).

4.28
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013 (File No. 000-51360)).

4.29
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

4.30
Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

4.31
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.32
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.33
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to LGI’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.34
Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to LGI’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

4.35
Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.51 to the 2010 10-K).

4.36
Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the 2010 10-K).

4.37
Telenet Additional Facility P Accession Agreement, dated June 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Quarterly Report on Form 10-Q filed August 2, 2011 (File No. 000-51360)).

4.38
Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.39
Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.40
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 29, 2011) (File No. 000-51360)).

4.41
Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2012) (File No. 000-51360)).

4.42
Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2012 8-K)).

4.43
Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the March 2012 8-K).

4.44
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the November 5, 2012 10-Q)).

4.45
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the November 5, 2012 10-Q).

4.46
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.47
Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Secured Exchange Notes) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 2012 8-K)).

4.48
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to the May 2012 8-K).

4.49
Indenture dated December 14, 2012 between, among others, Unitymedia Hessen GmbH & Co. KG and Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon (Luxembourg) S.A. as registrar, The Bank of New York Mellon, as paying agent in New York and Credit Suisse AG, London Branch, as security trustee (relating to the December 2012 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed December 20, 2012 (File No. 000-51360)).

4.50
Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. filed on April 16, 2008 (File No. 000-50886) (the Virgin Media April 2008 8-K)).

4.51
Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Virgin Media April 2008 8-K).

4.52
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media Inc.) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.53
Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on January 20, 2010 (File No. 000-50886)).

4.54
First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.6 to Virgin Media’s Registration Statement on Form S-4 filed on June 15, 2010 (File No. 333-167532) (the Virgin Media June 2010 S-4)).

4.55
Second Supplemental Indenture, dated as of May 17, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.7 to the Virgin Media June 2010 S-4).

4.56
Third Supplemental Indenture, dated as of June 10, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.8 to the Virgin Media June 2010 S-4).

4.57
Fourth Supplemental Indenture, dated as of February 18, 2011, between, among others, VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.23 to Virgin Media’s Annual Report on Form 10-K filed on February 22, 2011 (File No. 000-50886)).

4.58
Fifth Supplemental Indenture, dated as of February 13, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited, the Subsidiary Guarantors named therein, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon Luxembourg S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on February 15, 2013 (File No. 000-50886)).

4.59
Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on March 3, 2011 (File No. 000-50886)).

4.60
Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K/A filed February 27, 2013 (File No. 000-51360)).

4.61
Indenture, dated as of February 22, 2013, among Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the Liberty Global February 2013 8-K/A).

4.62
Sixth Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of January 19, 2010 for Virgin Media 6.50% Senior Secured Notes and 7.00% Senior Secured Notes each due 2018 (incorporated by reference to Exhibit 4.10 to the June 12, 2013 8-K).

4.63
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.50% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.64
Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.65
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5⅜% Senior Secured Notes and 6.00% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.66
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.67
First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon, as trustee and paying agent, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6⅜% Senior Notes and 7.00% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.68
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.69
Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

4.70
Indenture dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.71
Acquisition Facilities Agreement dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014 (the Holdco VII Facilities Agreement), by and among LGE Holdco VII B.V.as Original Borrower and Original Guarantor, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions, as Mandated Lead Arrangers, The Bank of Nova Scotia as Facility Agent, ING Bank N.V. as Security Agent and the banks and financial institutions listed therein as lenders.*

4.72
High Yield Bridge Facilities Agreement dated January 27, 2014, by and among Holdco VI B.V. as Original Borrower, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions as Mandated Lead Arrangers, Bank of America Merrill Lynch International Limited as Facility Agent and as Security Agent and the lenders listed therein.*

4.73	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:
10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).
10.2	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).
10.3	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).
10.4	Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).
10.5
Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed August 1, 2013 (File No. 001-35961) (the August 1, 2013 10-Q)).

10.6
Liberty Global plc Compensation Policy for Nonemployee Directors effective June 7, 2013 (a successor to the Liberty Global, Inc. Compensation Policy for Nonemployee Directors) (incorporated by reference to Exhibit 10.6 to the August 1, 2013 10-Q).

10.7	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).
10.8	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).
10.9
Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to LGI’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.10	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.4 of the 2010 10-K).
10.11	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).
10.12
Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.13	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 10.8 to the 2011 10-K).

10.14	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to LGI’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).
10.15
Liberty Global Challenge Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed June 28, 2013 (File No. 000-51360)).

10.16	Form of Performance Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 1, 2013 10-Q).
10.17
Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 4, 2013 8-K)).

10.18
Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the Incentive Plan, as amended on December 31, 2012 (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2013 8-K).

10.19
Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360), and a description of the amendment to said program is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed January 4, 2013 (File No. 000-51630)).

10.20
Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

10.21
Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.22
Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.18 to LGI’s Annual Report on Form 10-K/A filed February 13, 2013 (File No. 000-51360) (the 2012 10-K)).

10.23	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the 2012 10-K).
10.24	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2012 10-K).
10.25	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2013).*
10.26	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan.*
10.27	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.23 to the 2012 10-K).
10.28
Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10-K).

10.29
Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to LGI’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.30	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).
10.31	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.30 to the 2012 10-K).
10.32	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.31 to the 2012 10-K).
10.33	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).
10.34	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).
10.35
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (incorporated by reference to Exhibit 10.2 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-50886)).

10.36
Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.5 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 8, 2007 (File No. 000-50886) (the Virgin Media November 2007 10-Q)).

10.37
Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.6 to the Virgin Media November 2007 10-Q).

10.38
Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (incorporated by reference to Exhibit 10.83 to Virgin Media’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 000-50886)).

10.39
Merger Protocol dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 -- Section 1350 Certification **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith