Form 10-K/A
period 2013-12-31
Liberty Global plc
filed 2014-04-03
CIK 1570585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2013 to file under Item 15 the consolidated financial statements of its equity investee Ziggo N.V., as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2013.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and does not purport to reflect any information or events subsequent to the filing thereof.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated: April 3, 2014	/S/ BRYAN H. HALL
Bryan H. Hall
Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN C. MALONE John C. Malone	Chairman of the Board	April 3, 2014

/S/ MICHAEL T. FRIES Michael T. Fries	President, Chief Executive Officer and Director	April 3, 2014

/S/ ANDREW J. COLE Andrew J. Cole	Director	April 3, 2014

/S/ JOHN P. COLE John P. Cole	Director	April 3, 2014

/S/ MIRANDA CURTIS Miranda Curtis	Director	April 3, 2014

/S/ JOHN W. DICK John W. Dick	Director	April 3, 2014

/S/ PAUL A. GOULD Paul A. Gould	Director	April 3, 2014

/S/ RICHARD R. GREEN Richard R. Green	Director	April 3, 2014

/S/ DAVID E. RAPLEY David E. Rapley	Director	April 3, 2014

/S/ LARRY E. ROMRELL Larry E. Romrell	Director	April 3, 2014

/S/ J.C. SPARKMAN J.C. Sparkman	Director	April 3, 2014

/S/ J. DAVID WARGO J. David Wargo	Director	April 3, 2014

/S/ CHARLES H.R. BRACKEN Charles H.R. Bracken	Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)	April 3, 2014

/S/ BERNARD G. DVORAK Bernard G. Dvorak	Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)	April 3, 2014

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-73 of this Annual Report.

(a) (2)	FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

(a) (3)	EXHIBITS

Listed below are the exhibits filed as part of this Annual Report (according to the number assigned to them in Item 601 of

Regulation S-K):

2 — Plan of acquisition, reorganization, arrangement, liquidation or succession:

2.1	Agreement and Plan of Merger, dated as of February 5, 2013, among Virgin Media Inc. (Virgin Media), Liberty Global, Inc. (LGI), Lynx Europe Limited, Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed February 7, 2013 (File No. 000-51360)).

2.2	Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among Liberty Global, Inc., Virgin Media Inc., Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

3 — Articles of Incorporation and Bylaws:

3.1	Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to LGI’s Current Report on Form 8-K filed June 7, 2013 (File No. 000-51360) (the June 7, 2013 8-K)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to LGI’s Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360 (the 2011 10-K)).

4.2	Additional Facility Q Accession Agreement, dated March 25, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed March 26, 2009 (File No. 000-51360) (the March 2009 8-K)).

4.3	Additional Facility R Accession Agreement, dated March 25, 2009, among UPC Financing Partnership as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the March 2009 8-K).

4.4	Additional Facility Q Accession Agreement dated April 27, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility Q Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K/A filed April 28, 2009 (File No. 000-51360) (the April 2009 8-K/A)).

4.5	Additional Facility R Accession Agreement dated April 27, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and the banks and financial institutions listed therein as Additional Facility R Lenders, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the April 2009 8-K/A).

4.6	Additional Facility S Accession Agreement, dated May 6, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Liberty Global Europe BV (LG Europe) as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 6, 2009 (File No. 000-51360)).

4.7	Additional Facility S Accession Agreement, dated May 22, 2009, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and LG Europe as the initial Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K/A filed May 26, 2009 (File No. 000-51360)).

4.8	Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.9	Additional Facility Q Accession Agreement, dated September 8, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Bank of America, N.A. as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.3 to LGI’s Current Report on Form 8-K filed September 8, 2009 (File No. 000-51360)).

4.10	Additional Facility Q Accession Agreement, dated October 30, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UBS Limited as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 5, 2009 (File No. 000-51360)).

4.11	Additional Facility Q Accession Agreement, dated November 18, 2009, among UPC Broadband Holding as Borrower, UPC Financing, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and Goldman Sachs Bank USA as an Additional Facility Q Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 24, 2009 (File No. 000-51360)).

4.12	Additional Facility S Accession Agreement, dated January 19, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility S Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360) (the January 2010 8-K)).

4.13	Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the January 2010 8-K).

4.14	Additional Facility R Accession Agreement, dated April 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPC Broadband Operations BV as an Additional Facility R Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed April 21, 2010 (File No. 000-51360)).

4.15	Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the January 2011 8-K)).

4.16	Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the January 2011 8-K).

4.17	Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the February 2011 8-K)).

4.18	Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the February 2011 8-K).

4.19	Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the 2011 10-K).

4.20	Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the 2011 10-K).

4.21	Additional Facility AE Accession Agreement, dated February 23, 2012, among UPC Financing Partnership, as Borrower, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPC Broadband Operations BV, as Additional Facility AE Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 23, 2012 (File No. 000-51360)).

4.22	Additional Facility AF Accession Agreement, dated November 21, 2012, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AF Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed November 21, 2012 (File No. 000-51360)).

4.23	Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.24	Additional Facility AG1 Accession Agreement, dated April 29, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 2, 2013 (File No. 000-51360)).

4.25	Additional Facility AE1 Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AE1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 16, 2013 (File No. 000-51360) (the May 16, 2013 8-K)).

4.26	Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the May 16, 2013 8-K).

4.27	Additional Facility AG Accession Agreement, dated March 26, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed March 28, 2013 (File No. 000-51360)).

4.28	Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013 (File No. 000-51360)).

4.29	Additional Facility AG1 Accession Agreement, dated April 29, 2013, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AG1 Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 2, 2013 (File No. 000-51360)).

4.30	Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

4.31	€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the June 2009 8-K)).

4.32	Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the June 2009 8-K).

4.33	Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to LGI’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.34	Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to LGI’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the 2010 10-K)).

4.35	Additional Facility N Accession Agreement, dated November 26, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg II S.A. as an additional Facility N Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.51 to the 2010 10-K).

4.36	Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the 2010 10-K).

4.37	Telenet Additional Facility P Accession Agreement, dated June 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Quarterly Report on Form 10-Q filed August 2, 2011 (File No. 000-51360)).

4.38	Telenet Additional Facility Q Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility Q Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 22, 2011 (File No. 000-51360) (the July 2011 8-K)).

4.39	Telenet Additional Facility R Accession Agreement, dated July 20, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Luxembourg Finance Center S.â.r.l. as an additional Facility R Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the July 2011 8-K).

4.40	Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 29, 2011) (File No. 000-51360)).

4.41	Telenet Additional Facility T Accession Agreement, dated February 17, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility T Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2012) (File No. 000-51360)).

4.42	Telenet Additional Facility Q2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility Q2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360) (the March 2012 8-K)).

4.43	Telenet Additional Facility R2 Accession Agreement, dated February 29, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility R2 Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the March 2012 8-K).

4.44	Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the November 5, 2012 10-Q)).

4.45	Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the November 5, 2012 10-Q).

4.46	Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.47	Senior Secured Indenture dated May 4, 2012, between Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), Unitymedia NRW GmbH (Unitymedia NRW), The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Secured Exchange Notes) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360) (the May 2012 8-K)).

4.48	Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to the May 2012 8-K).

4.49	Indenture dated December 14, 2012 between, among others, Unitymedia Hessen GmbH & Co. KG and Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon (Luxembourg) S.A. as registrar, The Bank of New York Mellon, as paying agent in New York and Credit Suisse AG, London Branch, as security trustee (relating to the December 2012 UM Senior Secured Notes) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed December 20, 2012 (File No. 000-51360)).

4.50	Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Virgin Media Inc. filed on April 16, 2008 (File No. 000-50886) (the Virgin Media April 2008 8-K)).

4.51	Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Virgin Media April 2008 8-K).

4.52	Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media Inc.) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.53	Indenture, dated as of January 19, 2010, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8- K filed on January 20, 2010 (File No. 000-50886)).

4.54	First Supplemental Indenture, dated as of April 19, 2010, among Virgin Media SFA Finance Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.6 to Virgin Media’s Registration Statement on Form S-4 filed on June 15, 2010 (File No. 333-167532) (the Virgin Media June 2010 S-4)).

4.55	Second Supplemental Indenture, dated as of May 17, 2010, among General Cable Investments Limited, NTL Funding Limited, Telewest Communications Holdco Limited, VM Sundial Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.7 to the Virgin Media June 2010 S-4).

4.56	Third Supplemental Indenture, dated as of June 10, 2010, among Telewest Communications (Cumbernauld) Limited, Telewest Communications (Dumbarton) Limited, Telewest Communications (Falkirk) Limited, Telewest Communications (Glenrothes) Limited, Barnsley Cable Communications Limited, Doncaster Cable Communications Limited, Halifax Cable Communications Limited, Wakefield Cable Communications Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.8 to the Virgin Media June 2010 S-4).

4.57	Fourth Supplemental Indenture, dated as of February 18, 2011, between, among others, VMWH Limited, Virgin Media Secured Finance PLC and The Bank of New York Mellon as trustee (incorporated by reference to Exhibit 4.23 to Virgin Media’s Annual Report on Form 10-K filed on February 22, 2011 (File No. 000-50886)).

4.58	Fifth Supplemental Indenture, dated as of February 13, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc., Virgin Media Finance PLC, Virgin Media Investment Holdings Limited, the Subsidiary Guarantors named therein, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon Luxembourg S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on February 15, 2013 (File No. 000-50886)).

4.59	Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on March 3, 2011 (File No. 000-50886)).

4.60	Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K/ A filed February 27, 2013 (File No. 000-51360)).

4.61	Indenture, dated as of February 22, 2013, among Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the Liberty Global February 2013 8-K/A).

4.62	Sixth Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of January 19, 2010 for Virgin Media 6.50% Senior Secured Notes and 7.00% Senior Secured Notes each due 2018 (incorporated by reference to Exhibit 4.10 to the June 12, 2013 8-K).

4.63	First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media Inc. and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.50% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.64	Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.65	First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5 3⁄8% Senior Secured Notes and 6.00% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.66	Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.67	First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media Inc. and The Bank of New York Mellon, as trustee and paying agent, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6 3⁄8% Senior Notes and 7.00% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.68	Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.69	Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

4.70	Indenture dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.71	Acquisition Facilities Agreement dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014 (the Holdco VII Facilities Agreement), by and among LGE Holdco VII B.V.as Original Borrower and Original Guarantor, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions, as Mandated Lead Arrangers, The Bank of Nova Scotia as Facility Agent, ING Bank N.V. as Security Agent and the banks and financial institutions listed therein as lenders.*

4.72	High Yield Bridge Facilities Agreement dated January 27, 2014, by and among Holdco VI B.V. as Original Borrower, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions as Mandated Lead Arrangers, Bank of America Merrill Lynch International Limited as Facility Agent and as Security Agent and the lenders listed therein.*

4.73	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 — Material Contracts:

10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).

10.2	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).

10.3	Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).

10.4	Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).

10.5	Form of Non-Qualified Stock Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed August 1, 2013 (File No. 001-35961) (the August 1, 2013 10-Q)).

10.6	Liberty Global plc Compensation Policy for Nonemployee Directors effective June 7, 2013 (a successor to the Liberty Global, Inc. Compensation Policy for Nonemployee Directors) (incorporated by reference to Exhibit 10.6 to the August 1, 2013 10-Q).

10.7	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).

10.8	Form of the Non-Qualified Stock Option Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 of the 2010 10-K).

10.9	Form of Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to LGI’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the May 7, 2008 10-Q)).

10.10	Form of Restricted Shares Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.4 of the 2010 10-K).

10.11	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the May 7, 2008 10-Q).

10.12	Notice to Holders of Liberty Global, Inc. Stock Options Awarded by Liberty Media International, Inc. of Additional Method of Payment of Option Price dated March 6, 2008 (incorporated by reference to Exhibit 10.4 to the May 7, 2008 10-Q).

10.13	Form of Restricted Shares Agreement under the Director Plan (incorporated by reference to Exhibit 10.8 to the 2011 10-K).

10.14	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.2 to LGI’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).

10.15	Liberty Global Challenge Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed June 28, 2013 (File No. 000-51360)).

10.16	Form of Performance Stock Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 1, 2013 10-Q).

10.17	Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 4, 2013 8-K)).

10.18	Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the Incentive Plan, as amended on December 31, 2012 (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2013 8-K).

10.19	Liberty Global, Inc. 2012 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 2, 2012 (File No. 000-51360), and a description of the amendment to said program is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed January 4, 2013 (File No. 000-51630)).

10.20	Liberty Global, Inc. 2012 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of LGI’s Current Report on Form 8-K filed March 16, 2012 (File No. 000-51360)).

10.21	Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the May 4, 2011 10-Q)).

10.22	Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.18 to LGI’s Annual Report on Form 10-K/A filed February 13, 2013 (File No. 000-51360) (the 2012 10-K)).

10.23	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the 2012 10-K).

10.24	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the 2012 10-K).

10.25	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2013).*

10.26	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan.*

10.27	UnitedGlobalCom, Inc. Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.23 to the 2012 10-K).

10.28	Form of Amendment to Stock Appreciation Rights Agreement under the UnitedGlobalCom, Inc. 2003 Equity Incentive Plan (amended and restated effective October 17, 2003) (incorporated by reference to Exhibit 10.29 to the 2010 10- K).

10.29	Stock Option Plan for Non-Employee Directors of UGC, effective March 20, 1998, amended and restated as of January 22, 2004 (incorporated by reference to Exhibit 10.28 to LGI’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360) (the 2009 10-K)).

10.30	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the May 4, 2011 10-Q).

10.31	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.30 to the 2012 10-K).

10.32	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.31 to the 2012 10-K).

10.33	Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to the 2009 10-K).

10.34	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the 2010 10-K).

10.35	Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (incorporated by reference to Exhibit 10.2 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-50886)).

10.36	Amendment Letter No. 1, effective February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.5 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 8, 2007 (File No. 000-50886) (the Virgin Media November 2007 10-Q)).

10.37	Amendment Letter No. 2, dated as of October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.6 to the Virgin Media November 2007 10-Q).

10.38	Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (incorporated by reference to Exhibit 10.83 to Virgin Media’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 000-50886)).

10.39	Merger Protocol dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

21 — List of Subsidiaries*

23 — Consent of Experts and Counsel:

23.1	Consent of KPMG LLP*

23.2	Consent of Ernst & Young Accountants LLP**

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

31.4	Certification of President and Chief Executive Officer**

31.5	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**

31.6	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**

32 — Section 1350 Certification **

101.INS     XBRL Instance Document*

101.SCH     XBRL Taxonomy Extension Schema Document*

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF     XBRL Taxonomy Extension Definition Linkbase*

101.LAB     XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed with the Registrant’s Form 10-K dated February 13, 2014
**	Filed herewith

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

LIBERTY GLOBAL PLC

SCHEDULE I

(Parent Company Information - See Notes to Consolidated Financial Statements)

CONDENSED STATEMENT OF OPERATIONS

(Parent Company Only)

	Period from January 1, 2013 through June 7, 2013	Year ended December 31,
		2012	2011
		in millions
Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$43.5	$98.1	$96.0
Depreciation and amortization	0.3	0.8	0.6
Other operating charges	48.1	—	—

Operating loss	(91.9)	(98.9)	(96.6)
Non-operating expense:
Interest expense, net	(0.7)	(0.1)	(36.3)
Loss on debt conversion	—	—	(187.2)
Other expense, net	(0.1)	(0.5)	—

	(0.8)	(0.6)	(223.5)

Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(92.7)	(99.5)	(320.1)
Equity in earnings (losses) of consolidated subsidiaries, net	120.0	390.7	(552.6)
Income tax benefit	21.7	31.6	100.0

Net earnings (loss)	$49.0	$322.8	$(772.7)

LIBERTY GLOBAL, INC.

SCHEDULE I

(Parent Company Information - See Notes to Consolidated Financial Statements)

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

	Period from January 1, 2013 through June 7, 2013	Year ended December 31,
		2012	2011
		in millions
Cash flows from operating activities:
Net earnings (loss)	$49.0	$322.8	$(772.7)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	(120.0)	(390.7)	552.6
Stock-based compensation expense	11.5	33.0	38.2
Depreciation and amortization	0.3	0.8	0.6
Other operating charges	48.1	—	—
Amortization of deferred financing costs and non-cash interest accretion	—	—	16.5
Loss on debt conversion	—	—	187.2
Deferred income tax expense (benefit)	(21.9)	111.7	(98.3)
Excess tax benefits from stock-based compensation	—	(2.6)	(38.4)
Changes in operating assets and liabilities:
Receivables and other operating assets	(7.2)	(27.1)	(2.3)
Payables and accruals	(23.8)	(71.4)	(7.0)

Net cash used by operating activities	(64.0)	(23.5)	(123.6)

Cash flows from investing activities:
Distributions and advances from subsidiaries and affiliates, net	163.1	855.1	447.5
Capital expenditures	(0.7)	(2.0)	(2.4)

Net cash provided by investing activities	162.4	853.1	445.1

Cash flows from financing activities:
Repurchase of LGI common stock	(185.4)	(970.3)	(912.6)
Proceeds (payments) related to call option contracts for LGI common stock	55.5	(52.1)	—
Payment of net settled employee withholding taxes on stock incentive awards	(13.1)	(22.1)	(68.2)
Proceeds from issuance of LGI common stock upon exercise of stock options	2.9	25.6	32.7
Excess tax benefits from stock-based compensation	—	2.6	38.4
Payment of exchange offer consideration	—	—	(187.5)

Net cash used by financing activities	(140.1)	(1,016.3)	(1,097.2)

Net decrease in cash and cash equivalents	(41.7)	(186.7)	(775.7)
Cash and cash equivalents:
Beginning of period	69.4	256.1	1,031.8

End of period	$27.7	$69.4	$256.1

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

Independent Auditors Report

To: the Board of Management and Supervisory Board of Ziggo N.V.

We have audited the accompanying consolidated financial statements 2013 of Ziggo N.V., Utrecht, the Netherlands, and subsidiaries. The consolidated financial statements comprise the consolidated statement of income for the year ended December 31, 2013, the consolidated statement of comprehensive income for the year ended December 31, 2013, the consolidated statement of financial position as at December 31, 2013, the consolidated statement of changes in equity and the consolidated statement of cash flows for the year then ended, and the notes, comprising a summary of the accounting policies and other explanatory information.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”); this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ziggo N.V., Utrecht, the Netherlands, and subsidiaries at December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with IFRS.

Report on summarized comparative information

We have not audited, reviewed or compiled the comparative consolidated financial statements presented herein as of and for the year ended December 31, 2012, and, accordingly, we express no opinion on it.

Amsterdam, April 2, 2014

Ernst & Young Accountants LLP

Consolidated statement of income

Amounts in thousands of € (except per share data)	Note	For the year ended December 31, 2013	For the year ended December 31, 2012
			Unaudited
Revenues	5	1,564,843	1,536,865

Cost of goods sold		289,114	294,407
Personnel expenses	6,7	193,002	225,525
Contracted work		57,461	51,526
Materials & logistics		3,033	3,750
Marketing & sales		76,885	61,507
Office expenses		53,450	55,363
Other operating expenses		5,097	4,034
Amortisation and impairments	10	24,121	28,407
Depreciation and impairments	11	253,068	250,707

Total operating expenses		955,231	975,226

Operating income		609,612	561,639

Net financial income (expense)	8	(223,664)	(284,803)

Result before income taxes		385,948	276,836

Net result of joint ventures and associates (after tax)	13	(9,111)	(9,389)

Income tax benefit (expense)	9	(29,494)	(74,677)

Net result for the year		347,343	192,770

Net result attributable to equity holders		347,343	192,770

Number of shares outstanding (in thousands)		200,000	200,000
Earnings per share - basic (in €)		1.74	0.96
Earnings per share - dilutive (in €)		1.74	0.96

The accompanying notes to this statement of income form an integral part of these consolidated financial statements.

Consolidated statement of comprehensive income

Amounts in thousands of €	For the year ended December 31, 2013	For the year ended December 31, 2012
		Unaudited
Net result for the year	347,343	192,770

Net other comprehensive income to be reclassified to profit or loss in subsequent periods	—	—

Items not to be reclassified to profit or loss in subsequent periods:

Cash flow hedges, net of tax	3,462	3,462

Net other comprehensive income not being reclassified to profit or loss in subsequent periods	3,462	3,462

Total comprehensive income for the period	350,805	196,232

Total comprehensive income attributable to equity holders	350,805	196,232

Consolidated statement of financial position

Amounts in thousands of €	Note	December 31, 2013	December 31, 2012
			Unaudited
ASSETS
Intangible assets	10	3,416,418	3,358,387
Property and equipment	11	1,473,278	1,434,080
Other non-current financial assets	12	1,125	719
Investments in joint ventures	13	3,437	3,556
Deferred tax assets	9	202,129	223,733

Total non-current assets		5,096,387	5,020,475

Inventories	14	40,004	27,889
Trade accounts receivable	15	37,887	18,240
Other current assets	16	34,541	24,914
Cash and cash equivalents	17	77,397	92,428

Total current assets		189,830	163,471

TOTAL ASSETS		5,286,217	5,183,946

EQUITY AND LIABILITIES
Issued share capital		200,000	200,000
Share premium		3,204,472	3,500,000
Other reserves		(865)	(4,327)
Treasury stock		(33)	(36)
Retained earnings		(2,043,366)	(2,316,733)

Equity attributable to equity holders	18	1,360,208	1,378,904

Interest-bearing loans	19	3,073,489	2,943,816
Derivative financial instruments	26	21,194	63,236
Provisions	20	19,830	23,059
Deferred tax liabilities	9	414,765	407,824
Other non-current liabilities	21	1,986	204

Total non-current liabilities		3,531,264	3,438,139

Deferred revenues		120,187	109,692
Derivative financial instruments	26	8,343	—
Provisions	20	7,072	7,480
Trade accounts payable		88,199	85,563
Corporate income tax	9	4,673	2,323
Other current liabilities	22	166,271	161,845

Total current liabilities		394,745	366,903

TOTAL EQUITY AND LIABILITIES		5,286,217	5,183,946

The accompanying notes to this statement of financial position form an integral part of these consolidated financial statements.

Consolidated statement of changes in equity

Amounts in thousands of €	Issued capital	Share premium	Cash flow hedge reserve	Treasury shares	Retained earnings	Total equity
Balance at December 31, 2011	65	36,647	(7,789)	—	(1,090,562)	(1,061,639)

Comprehensive income
Net result for the year 2012	—	—	—	—	192,770	192,770

other comprehensive income:
cash flow hedges, net of tax	—	—	3,462	—	—	3,462

Total comprehensive income	—	—	3,462	—	192,770	196,232

Transactions with shareholders
Share issuance	199,955	3,500,000	—	—	—	3,699,955
Effect of pooling of interest accounting	(20)	(36,647)	—	—	(1,329,141)	(1,365,808)

Conversion of shareholders loans into equity	199,935	3,463,353	—	—	(1,329,141)	2,334,147

Dividend payment	—	—	—	—	(110,000)	(110,000)
Purchase of treasury stock	—	—	—	(36)	—	(36)
Share-based payment	—	—	—	—	20,200	20,200

Total transaction with shareholders	199,935	3,463,353	—	(36)	(1,418,941)	2,244,311

Balance at December 31, 2012	200,000	3,500,000	(4,327)	(36)	(2,316,733)	1,378,904

Comprehensive income
Net profit for the year 2013	—	—	—	—	347,343	347,343

other comprehensive income:
Cash flow hedges, net of tax	—	—	3,462	—	—	3,462

Total comprehensive income	—	—	3,462	—	347,343	350,805

Transactions with shareholders
Dividend payment	—	(295,528)	—	—	(74,472)	(370,000)
Purchase of treasury stock	—	—	—	3	—	3
Share-based payment	—	—	—	—	496	496

Total transaction with shareholders	—	(295,528)	—	3	(73,976)	(369,501)

Balance at December 31, 2013	200,000	3,204,472	(865)	(33)	(2,043,366)	1,360,208

Consolidated statement of cash flows

Amounts in thousands of €	Note	For the year ended December 31, 2013	For the year ended December 31, 2012
			Unaudited
Operating activities
Result before income taxes		385,948	276,836

Adjustments for:
Amortisation and impairments	10	24,121	28,407
Depreciation and impairments	11	253,068	250,707
Share-based payment		496	20,200
Movement in provisions	20	(4,137)	(1,020)
Net financial expense	8	223,664	284,803

Operating cash flow before changes in working capital		883,160	859,933

Changes in working capital relating to:
Inventories	14	(12,022)	4,291
Trade accounts receivable	15	(17,906)	7,513
Other current assets	16	(6,005)	1,903
Trade accounts payable		(385)	10,908
Deferred revenues		9,232	(6,184)
Other current liabilities	22	(18,999)	42,685

Change in working capital		(46,085)	61,116

Net cash flow from operating activities		837,075	921,049

Investing activities
Purchase of intangible and tangible assets	10,11	(342,649)	(279,650)
Acquisition of business, net of cash acquired	4	(15,186)	—
Additional contribution to joint ventures	13	(7,948)	(12,954)
Treasury stock		3	(36)
Interest received		44	426
Change in financial assets		(406)	(155)

Net cash flow used in investing activities		(366,142)	(292,369)

Financing activities
Proceeds from loans	19	1,378,500	—
Repayments of loans	19	(1,288,348)	(320,000)
Interest paid		(190,762)	(217,906)
Dividend paid		(370,000)	(110,000)
Financing and commitment fees		(13,445)	(1,025)
Other financing activities		(1,909)	—

Net cash flow from financing activities		(485,964)	(648,931)

Net (decrease) / increase in cash and cash equivalents		(15,031)	(20,251)

Net cash and cash equivalents at January 1		92,428	112,679
Net cash flow from operating, investing and financing activities		(15,031)	(20,251)

Net cash and cash equivalents at December 31		77,397	92,428

The accompanying notes to this statement of cash flows form an integral part of these consolidated financial statements.

Notes to the consolidated financial statements

1. The Company and its operations

The Company is the owner and operator of a broadband cable network in the Netherlands and provides analogue and digital radio and television, broadband internet and telephony services in the Netherlands to 2.9 million households and businesses under the brand name Ziggo. The principal activity of the Company is the exploitation of its broadband cable network.

2. Basis of preparation

Date of authorisation of issue

The consolidated financial statements of Ziggo N.V. for the year ended December 31, 2013 were prepared by the Board of Management and adopted on April 2, 2014. The Company is a public limited company incorporated in Utrecht (registered office: Atoomweg 100, 3542 AB Utrecht) in the Netherlands. Comparative information for the purpose of issuance is unaudited.

Statement of compliance

The consolidated financial statements of the Company and all its subsidiaries have been prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB). As such these consolidated financial statements are not the Company’s statutory financial statements.

Measurement basis

The consolidated financial statements have been prepared on a historical cost basis, except for derivative financial instruments that have been measured at fair value. The consolidated financial statements are presented in thousands of euros (€) except when otherwise indicated.

Foreign currency translation

The consolidated financial statements are presented in euros (€), which is the Company’s functional and presentation currency. Transactions in currencies other than the functional currency are recorded at the rates of exchange prevailing at the transaction dates. Monetary items denominated in foreign currencies are translated into the Company’s functional currency at the spot rate of exchange ruling at the reporting date. Exchange differences arising on the settlement of monetary items and the translation of monetary items are included in net income for the period. Non-monetary items that are measured on a historical cost basis in a foreign currency are translated using the exchange rates ruling at the dates of the initial transactions.

Basis of consolidation

The consolidated financial statements comprise the financial statements of the Company and its subsidiaries as at December 31, 2013. Subsidiaries are fully consolidated from the date of acquisition, being the date on which the Company obtains control, and continue to be consolidated until the date that such control ceases.

Control is achieved when the Company is exposed, or has rights, to variable returns from its involvement with the investee and has the ability to affect those returns through its power over the investee. Specifically, the Group controls an investee if and only if the Group has:

-	Power over the investee (i.e. existing rights that give it the current ability to direct the relevant activities of the investee);

-	Exposure, or rights, to variable returns from its involvement with the investee;

-	The ability to use its power over the investee to affect its returns.

The Group re-assesses whether or not it controls an investee if facts and circumstances indicate that there are changes to one or more of the three elements of control. Consolidation of a subsidiary begins when the Group obtains control over the subsidiary and ceases when the Group loses control of the subsidiary. Assets, liabilities, income and expenses of a subsidiary acquired or disposed of during the year are included in the statement of comprehensive income from the date the Group gains control until the date the Group ceases to control the subsidiary.

The financial statements of the subsidiaries are prepared for the same financial year as those of the parent company, using consistent accounting policies. Profit or loss and each component of other comprehensive income (OCI) are attributed to the equity holders of the parent company. All intra-group balances, transactions, income and expenses and unrealised gains and losses resulting from intra-group transactions are eliminated in full on consolidation.

The consolidated financial statements of the Company include the subsidiaries mentioned in Note 27.

Use of estimates and assumptions

The preparation of financial statements requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, of revenues and expenses and the disclosure of contingent assets and liabilities. All assumptions, expectations and forecasts used as a basis for certain estimates within these consolidated financial statements represent good-faith assessments of the Company’s future performance for which management believes there is a reasonable basis. These estimates and assumptions represent the Company’s view at the times they are made, and only then. They involve risks, uncertainties and other factors that could cause the Company’s actual future results, performance and achievements to differ materially from those forecasted. The estimates and assumptions that management considers most critical relate to:

•	Impairment of goodwill and intangible assets with indefinite lives (Note 3 and Note 10)

•	Deferred tax assets (Note 3 and Note 9)

•	Fair value of financial instruments (Note 3, Note 25 and Note 26)

•	Other long-term employee benefits (Note 3 and Note 20)

•	Provisions and contingencies (Note 3 and Note 20)

Change in presentation

In 2013 the Company changed presentation of some items previously included in cost of goods of sold to office expenses. Comparative information 2012 (unaudited) has been adjusted as follows:

Item Income Statement (Amounts in thousands of €)	Previously reported	Change in presentation	Adjusted December 31, 2012
Cost of goods sold	295,013	(606)	294,407
Office Expenses	54,757	606	55,363

Change in accounting policies

IAS 19, “Employee Benefits,” (as revised June 2011) became effective for the Company as of January 1, 2013. The amendments require, amongst other things, the recognition of changes in defined benefit obligations and in fair value of plan assets as they occur, hence eliminating the “corridor approach” permitted under the previous version of IAS 19, and accelerate the recognition of past service costs. All actuarial gains and losses are recognized immediately through other comprehensive income in order for the net pension asset or liability recognized in the consolidated balance sheet to reflect the full value of the plan deficit or surplus. Furthermore, the interest cost and expected return on plan assets used in the previous version of IAS 19 have been replaced with a “net-interest” amount, which is calculated by applying the discount rate to the net defined liability or asset. IAS 19 (as revised) introduces certain changes in the presentation of the defined benefit cost including more extensive disclosures. As the Company is not able to recognize its multi-employer defined benefit plans as defined benefit plans, the amendment does not have an impact accounting for these plans.

IFRS 13, “Fair value measurement,” became effective for the Company as of January 1, 2013. It is applied prospectively. IFRS 13 aims to improve consistency and reduce complexity by providing a precise definition of fair value and a single source of fair value measurement and disclosure requirements for use across all IFRSs. The requirements do not extend the use of fair value accounting but provide guidance on how it should be applied where its use is already required or permitted by other standards within the IFRSs. The adoption of IFRS 13 does not have a significant effect on the Company’s financial position or performance. For more information about financial instruments and fair value measurements, see Note 25.

In addition, the following new and amended IASB pronouncements have been adopted. The initial application of these pronouncements has been assessed and they do not have any significant effect on the Company’s financial position or performance.

•	IFRS 10, “Consolidated financial statements” and amendments to IAS 27, “Separate financial statements”;

•	IFRS 11, “Joint arrangements” and amendments to IAS 28, “Investments in associates and joint ventures”;

•	IFRS 12, “Disclosures of interests in other entities”.

3. Significant accounting policies

Significant accounting policies applied in the preparation of the consolidated financial statements are presented below. These policies have been consistently applied through all years presented, unless otherwise stated.

Segment reporting

IFRS 8 “Operating Segments” defines an operating segment as a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The operating segment’s operating result is reviewed regularly by the Board of Management (Chief Operating Decision Maker), which makes decisions as to the resources to be allocated to the segment and assesses its performance, based on discrete financial information available.

Segment results are reported to the Board of Management include items directly attributable to a segment as well as those that can be allocated on a reasonable basis. Performance of the segments is evaluated on the basis of several measures, of which operating income excluding depreciation and amortisation (EBITDA) is the most important. Segment assets and liabilities do not include corporate assets and liabilities and income tax assets and liabilities. Segment capital expenditure is the total cost incurred during the period to acquire property, plant and equipment, and intangible assets other than goodwill.

In the assessment of operating segments, the Company concluded there is only one operating segment, based on the following assumptions:

•	Chief Operating Decision Maker (Board of Management of the Company) makes decisions on the basis of financial results for the Company as one company;

•	The Company has only one geographic area in which it operates;

•	The Company has an integrated network for all activities;

•	The Company’s investments and related costs are not allocated to its specific business lines or products.

Business combinations

Business combinations are accounted for using the acquisition accounting method. The cost of an acquisition is measured as the aggregate of the consideration transferred, measured at acquisition date fair value and the amount of any non-controlling interest in the acquiree. For each business combination, the acquirer measures the non-controlling interest in the acquiree either at fair value or at the proportionate share of the acquiree’s identifiable net assets. Acquisition costs incurred are expensed and included in other operating expenses.

Any contingent consideration to be transferred by the acquirer will be recognised at fair value at the acquisition date. Subsequent changes to the fair value of the contingent consideration that is classified as an asset or liability are remeasured at subsequent reporting dates in accordance with IAS 39 “Financial Instruments: Recognition and Measurement” or IAS 37 “Provisions, Contingent Liabilities and Contingent Assets” as appropriate, with the corresponding gain or loss being recognised in the statement of income. Contingent consideration that is classified as equity is not re-measured at subsequent reporting dates until it is finally settled within equity.

Share-based payments

Members of the Board of Management of the Company are eligible for share-based payment arrangements in return for services delivered and will be granted shares based on the performance of the Company. The share-based payment transactions are accounted for by the Company as equity-settled share-based payment transactions, in which the entity receives goods or services as consideration for equity instruments of the entity. The employees have the option to settle income tax by selling part of the shares.

The services received by the Company in a share based payment transaction are recognised when the services are rendered. The Company recognises a corresponding increase in equity, and as the services are consumed over a three year period an expense is recognised accordingly, with an estimate of the total costs being made and spread over the applicable period of the arrangement. Services received and the corresponding increase in equity are measured at fair value at the grant date.

The performance shares granted each year will vest in three years; one-third is to be decided upon every year, depending on the defined vesting conditions.

Intangible assets

Goodwill

Goodwill represents the excess of costs of an acquisition over the Company’s interest in the net fair value of the identifiable assets, liabilities, and contingent liabilities at the date of acquisition, and is carried at cost less accumulated impairment losses. Goodwill paid on the acquisition of joint ventures and associates is included in the carrying amount of the investment.

For the purposes of impairment testing, goodwill is allocated to each of the Company’s cash-generating units (or groups of cash-generating units) that is expected to benefit from the synergies of the combination. The Company identifies one main cash-generating unit, as the network of the company services all business operations and cannot be allocated to specific segments.

On disposal of the relevant cash-generating unit, the attributable amount of goodwill is included in the determination of the profit or loss on disposal.

Other intangible assets

Intangible assets acquired separately are measured at cost on initial recognition. The cost of intangible assets acquired in a business combination is the fair value as at the date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortisation and any accumulated impairment losses. Internally generated intangible assets, excluding capitalised development costs, are not capitalised. Expenditures are reflected in the statement of income in the year in which the expenditure is incurred.

The useful lives of intangible assets are assessed as either finite or indefinite.

Intangible assets with finite lives are amortised over their useful economic lives and assessed for impairment whenever there is an indication that the economic benefits related to the intangible asset decreased. The amortisation period and the amortisation method for an intangible asset with a finite useful life are reviewed at least at each financial year-end. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortisation period or method, as appropriate, and treated as changes in accounting estimates. Such a change in the useful life assessment is made on a prospective basis.

Intangible assets with indefinite useful lives are not amortised, but are tested for impairment annually. The assessment of indefinite life is reviewed annually to determine whether the indefinite life of the asset remains indefinite. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Customer lists acquired upon the merger into Ziggo in 2008 represent the customer relationships of Multikabel, Casema and @Home. Those customer lists, which are initially measured at fair value, are recognised as an asset with an indefinite life due to a high level of uncertainty in estimating the useful life as historic attrition rates vary significantly. The asset is tested for impairment at least annually.

The customer list recorded upon the acquisition of Esprit Telecom will be amortised on a straight-line basis over 4.5 years, since the customers acquired are not dependent on the infrastructure (network) of the Company the life of the asset isn’t evaluated as indefinite.

Software is amortised in 3-5 years using the straight-line method over its economically useful life.

Gains or losses arising from derecognition of an intangible asset are measured as the difference between the net disposal proceeds and the carrying amount of the assets and are recognised in the statement of income when the asset is derecognised.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and accumulated impairment losses, if any. The cost includes direct costs (materials, replacement parts, direct labour and contracted work) and directly attributable office expenses. The present value of the expected cost for the decommissioning of the asset after its use is included in the cost of the respective asset if the recognition criteria for a provision are met.

Borrowing costs directly attributable to the acquisition, construction or production of an asset that necessarily takes a substantial period of time to get ready for its intended use are capitalised as part of the costs of the respective assets. Borrowing costs consist of interest and other costs that an entity incurs in connection with the borrowing of funds. The interest percentage used reflects the weighted average interest expense of the Company.

Depreciation is calculated on a straight-line basis over the estimated useful life of the asset, taking into account residual value. Borrowing costs are depreciated over the estimated useful life of the corresponding asset. Land is not depreciated. The useful lives of the assets are as follows:

Useful lives
Network active (head-end, local network)	10-12years
Network passive (fibre)	12-20years
Network equipment (IP and datacom equipment)	5 years
Other	3-20 years

The assets’ residual values, useful lives and methods of depreciation are reviewed and adjusted if appropriate at each financial year-end. Any change in accounting caused by this review is applied prospectively.

Subsequent costs are included in the asset’s carrying amount or recognised as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. The carrying amount of the replaced part is derecognised.

An item of property and equipment is derecognised upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising from derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the statement of income in the year the asset is derecognised.

Repairs and maintenance are charged to expense during the financial period in which they incur.

Leases

The determination of whether an arrangement is or contains a lease is based on the substance of the arrangement and requires an assessment of whether the fulfilment of the arrangement is dependent on the use of a specific asset or assets and the arrangement conveys a right to use the asset.

Finance leases, which transfer substantially all the risks and benefits incidental to ownership of the leased item to the Company, are capitalised at the inception of the lease at the fair value of the leased item or, if lower, at the present value of the minimum lease payments. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are recognised as an expense once they occur.

Capitalised leased assets are depreciated over the shorter of the estimated useful life of the asset and the lease term, if there is no reasonable certainty that the Company will obtain ownership by the end of the lease term.

Operating lease payments are recognised as an expense in the statement of income on a straight-line basis over the lease term.

Impairment of non-financial assets

The Company assesses at each financial year-end whether there is an indication that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset’s recoverable amount. An asset’s recoverable amount is the higher of an asset’s or cash-generating unit’s fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. In determining fair value less costs of disposal, an appropriate valuation model is used. These calculations are substantiated by valuation multiples, quoted share prices for publicly traded subsidiaries or other available fair value indicators.

Impairment losses of continuing operations recognised in the statement of income will be recorded in a separate line item in those expense categories consistent with the classification of the impaired asset.

For assets excluding goodwill, an assessment is made at each reporting date as to whether there is any indication that previously recognised impairment losses may no longer exist or may have decreased. If such an indication exists, the Company makes an estimate of the recoverable amount. A previously recognised impairment loss is reversed only if there has been a change in the estimates used to determine the asset’s recoverable amount since the last impairment loss was recognised. If that is the case, the carrying amount of the asset is increased to its recoverable amount. That increased amount cannot exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognised for the asset in prior years. Such a reversal is recognised in the statement of income. Impairment losses recognised in relation to goodwill are not reversed for subsequent increases in its recoverable amount.

Goodwill and other assets with indefinite lives are reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that their carrying amounts may be impaired. An indicator for impairment may be a drop in the share price of Ziggo N.V. below the issue price of €18.50. Impairment is determined for goodwill by assessing the recoverable amount of the cash-generating unit (or group of cash-generating units) to which the goodwill relates. The recoverable amount is the higher of the cash-generating unit’s fair value less cost to sell and its value in use. The value in use of the cash-generating unit is determined using the discounted cash flow method. Where the recoverable amount of the cash-generating unit is less than the carrying amount of the cash-generating unit to which goodwill has been allocated, an impairment loss is recognised. Impairment losses relating to goodwill cannot be reversed in future periods.

Investments in joint ventures and associates

A joint venture is a joint arrangement whereby the Company and one or more other parties have joint control and rights to the net assets of the arrangement. Associates are entities over which the Company has significant influence but not control, generally accompanying a shareholding of between 20% and 50% of the voting rights.

Joint ventures and associates are accounted for using the equity method. Under the equity method, investments in joint ventures and associates are measured at cost and adjusted for post-acquisition changes in the Company’s share of the net assets of the investment (net of any accumulated impairment in the value of individual investments).

Inventories

Inventories are measured at cost or net realisable value, whichever is the lower. Cost consists of all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Net realisable value is the estimated selling price in the ordinary course of business, less the estimated marketing, distribution and selling expenses.

Most of the inventory is not sold to customers but used in the Company’s network and capitalised once used. Sold inventory is included in the cost of goods sold.

Provisions

Provisions are recognised when a legal or constructive obligation, which can be reliably estimated, exists as a result of a past event and it is probable that an outflow of economic benefits will be required to settle the obligation. Where the Company expects some or all of a provision to be reimbursed, the reimbursement is recognised as a separate asset but only when the reimbursement is virtually certain. The expense relating to any provision is presented in the statement of income net of any reimbursement.

A provision for restructuring is recognised when management has approved a detailed and formal restructuring plan and the restructuring has either commenced or has been announced to the parties concerned.

The Company recognises a provision for asset retirement obligations related to dismantling and removing items at leased property and restoring the site on which these items are located after termination of the lease agreement. In addition, the Company is exposed to costs of returning customer premises equipment upon termination of the subscription or renewals.

If the effect of the time value of money is material, provisions are discounted using a current pre-tax rate that reflects, where appropriate, the risks specific to the liability. Where discounting is used, the increase in the provision due to the passage of time is recognised as finance cost.

The net assets and net liabilities recognised in the consolidated statement of financial position for defined benefit plans and other long-term employee benefits represent the net amount of the defined benefit obligations and unrecognised past-service costs less plan assets. Actuarial gains and losses are recognised in other comprehensive income. Any net asset resulting from the calculation is limited to unrecognised past-service cost, plus the present value of available refunds and reductions in future contributions to the plan. No adjustment for the time value of money is made in case that the Company has an unconditional right to a refund of the full amount of the surplus, even if such a refund is realisable only at a future date.

Defined benefit obligations are actuarially calculated at least annually on the reporting date using the projected unit credit method. The present value of the defined benefit obligations is determined by discounting the estimated future cash outflows using interest rates of high-quality corporate bonds denominated in the currency in which the benefits will be paid, and that have an average duration similar to the expected duration of the related pension liabilities.

The Company provides pension plans for qualifying employees. The plans are multi-employer defined benefit plans with publicly or privately administered pension insurance organisations (known as “bedrijfstak-pensioenfonds”). These pension insurance organisations are not able to provide the Company with sufficient information in order to account for the plans as defined benefit plans. As a result, the defined benefit pension plans are treated as defined contribution plans.

Contributions to defined contribution plans are recognised as an expense when they are due. Post-employment benefits provided through industry multi-employer plans, managed by third parties, are generally accounted for using defined contribution criteria.

Provisions are recognised for other long-term employee benefits on the basis of discount rates and other estimates that are consistent with the estimates used for the defined benefit obligations. For these provisions the corridor approach is not applied and all actuarial gains and losses are recognised in the consolidated statement of income immediately.

Financial instruments

Financial assets

The Company initially recognises loans and receivables and deposits on the date they originated. All other financial assets (including assets designated at fair value through profit or loss) are recognised initially on the trade date, which is the date that the Company becomes a party to the contractual provisions of the instrument.

The Company derecognises a financial asset when the contractual rights to the cash flows from the asset expire, or it transfers the rights to receive the contractual cash flows on the financial asset in a transaction in which substantially all the risks and rewards of ownership of the financial asset are transferred.

Loans and receivables

Loans and receivables are financial assets with fixed or determinable payments that are not quoted in an active market. Such assets are recognised initially at fair value plus any directly attributable transaction costs. Subsequent to initial recognition, loans and receivables are measured at amortised cost using the effective interest method, less any impairment losses.

An impairment is recorded in operating expenses when it is probable (based on objective evidence) that the Company will not be able to collect all amounts due under the original terms. Impairments are calculated on an individual basis and on a portfolio basis for groups of receivables that are not individually identified as impaired. Impaired loans and receivables are derecognised when they are assessed as uncollectible.

Loans and receivables comprise cash and cash equivalents, and trade and other receivables. Cash and cash equivalents comprise cash balances and call deposits with original maturities of three months or less.

Financial liabilities

The Company initially recognises debt securities issued and subordinated liabilities on the date they originated. All other financial liabilities (including liabilities designated at fair value through profit or loss) are recognised initially on the trade date, which is the date that the Company becomes a party to the contractual provisions of the instrument.

A financial liability is derecognised when the obligation under the liability is discharged or cancelled or expires.

Where an existing financial liability is replaced by another from the same lender on substantially different terms, or the terms of an existing liability are substantially modified, such an exchange or modification is treated as a derecognition of the original liability and the recognition of a new liability, with the difference in the respective carrying amounts being recognised in the statement of income.

The Company classifies non-derivative financial liabilities into the other financial liabilities category. Such financial liabilities are recognised initially at fair value plus any directly attributable transaction costs. Subsequent to initial recognition, these financial liabilities are measured at amortised cost using the effective interest method.

Other financial liabilities comprise loans and borrowings, bank overdrafts, and trade accounts and other payables.

Derivative financial instruments and hedging

The Company entered into several interest rate swaps in order to mitigate its risks associated with interest rate fluctuations. These derivatives are recognised at fair value. The fair value of interest rate swaps is the estimated amount that would be received or paid to terminate the swap at the reporting date, taking into account the current interest rates and creditworthiness of the swap counter parties. As a result of the refinancing of the Company in October 2010, hedge accounting is no longer applied. Since October 2010 changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the statement of income. Until October 2010 changes in the fair value were recorded as hedge reserve in shareholders’ equity. This hedge reserve is charged linear to the income statement since October 2010 based on the term of the underlying hedge instrument.

The fair values of various derivative instruments used for hedging purposes are disclosed in Note 26. The full fair value of a hedging derivative is classified as a non-current asset or liability when the remaining term to maturity of the hedged item is more than 12 months, and as a current asset or liability when the remaining term to maturity of the hedged item is less than 12 months. Trading derivatives are classified as a current asset or liability.

When a hedging instrument expires or is sold, any cumulative gain or loss recorded in equity at that time is immediately transferred to the statement of income under ‘Other net financial income and expense’.

Revenue recognition

Revenue is recognised to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured. Revenue from the services provided in the ordinary course of business is measured at the fair value of the consideration received or receivable, net of sales tax, customer discounts and other sales-related discounts.

Revenue primarily comprises revenues earned from subscription and usage fees on the delivery of standard cable (analogue and digital signal) and digital pay television, broadband internet and telephony and subscriptions and services provided to the business market. Revenue from other sources primarily comprises revenue from the sale of set top boxes and other goods, revenues customer care service numbers, revenues from connection- and installation fees and various other items. Subscription and usage revenues are recognised at the time services are provided to customers. Pre-invoiced revenues are deferred and allocated to the respective period they relate to. Any unearned revenue is recognised as deferred revenue within current liabilities. Revenue from the sale of goods is recognised when the significant risks and rewards of ownership of the goods have passed to the buyer, usually on delivery of the goods.

The Company may provide the subscriber with an installation to establish the connection to its network and offers connection-related services. Revenue from installations is recognised immediately when the installation and services have been rendered for contracts with undefined contractual terms and is allocated to the concerning periods of a contract with a defined terms.

Cost of goods sold

Cost of goods sold includes the costs for purchases of materials and services directly related to revenue, such as copyright, interconnection costs, signal delivery costs, royalties, internet service provider fees and materials and logistics cost directly related to the sale of set top boxes.

Income tax

Current income tax is recognised in the consolidated statement of income except to the extent that it relates to items recognised in other comprehensive income. The current income tax is based on the best estimate of taxable income for the year, using tax rates that have been enacted or substantively enacted at the reporting date, and adjustments for current taxes payable (receivable) for prior years.

Deferred income tax is the tax expected to be payable or recoverable on differences between the carrying amounts of assets and liabilities and the corresponding tax basis used in the computation of taxable income. Deferred income tax assets are generally recognised for all temporary differences, carry forwards of unused tax credits and unused tax losses, to the extent that it is probable that taxable profit will be available against which the deductible temporary differences and the carry forward of unused tax credits and unused tax losses can be utilised except to the extent that a deferred income tax asset arises from the initial recognition of goodwill. Deferred income tax liabilities are generally recognised for all temporary differences.

Deferred income tax assets and liabilities are based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse or are substantively enacted at the reporting date. The effect of a change in tax rates on deferred income tax assets and liabilities is recognised in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax assets will be realised.

The carrying amount of deferred income tax assets is reviewed at each reporting date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred income tax asset to be utilised. Unrecognised deferred income tax assets are reassessed at each reporting date and are recognised to the extent that it has become probable that future taxable profits will allow the deferred tax asset to be recovered.

Deferred tax assets and liabilities are offset if a legally enforceable right exists to set off current tax assets against current tax liabilities and the deferred taxes relate to the same taxable entity and the same taxation authority.

Statement of cash flows

The statement of cash flows is prepared using the indirect method with a breakdown into cash flows from operating, investing and financing activities. The purchase of the business combination in investing activities is presented net of cash acquired.

Bank overdrafts that are repayable on demand and form an integral part of the Company’s cash management are included as a component of cash and cash equivalents for the purpose of the statement of cash flows.

Standards issued but not yet effective

The following new standards, amendments to standards and interpretations are not yet effective for the year ended December 31, 2013 and have not been applied in preparing these consolidated financial statements:

Issued and effective as from the 2014 financial year:

•	Novation of Derivatives and Continuation of Hedge Accounting (Amendments to IAS 39) (issued June 2013)

•	Recoverable Amount Disclosures for Non-Financial Assets (Amendments to IAS 36) (issued May 2013)

•	IFRIC 21 Levies (issued May 2013)

•	Investment Entities (Amendments to IFRS 10, IFRS 12 and IAS 27) (issued October 2012)

•	Offsetting Financial Assets and Financial Liabilities (Amendments to IAS 32) (issued December 2011)

Issued in previous financial years and not yet effective as from 2014:

•	IFRS 9 Financial Instruments (issued in November 2009) and subsequent amendments (amendments to IFRS 9 and IFRS 7 issued in December 2011)

Issued by the IASB in this financial year but not yet effective as from 2014:

•	Annual Improvements to IFRSs 2010–2012 Cycle (issued December 2013)

•	Annual Improvements to IFRSs 2011–2013 Cycle (issued December 2013)

•	Defined Benefit Plans: Employee Contributions (Amendments to IAS 19) (issued November 2013)

The Company will introduce the new standards, amendments to standards and interpretations as of their effective date unless otherwise indicated. Adoption of the standards and interpretations for the next financial year are not expected to have an impact on the Consolidated statement of income, the Consolidated statement of comprehensive income and on the disclosure notes to the financial statements of the Company.

4.	Business combinations

On May 1, 2013 Ziggo acquired 100% of the shares of Esprit Telecom B.V. (“Esprit Telecom”). The acquisition enables the Company to further expand its services for the business market. Esprit Telecom is a leading provider of voice and data services for the SME (Small and Medium Enterprises) market in the Netherlands, and has an active sales channel of dealers across the country.

Esprit Telecom is the 100% parent company of Zoranet Connectivity Services B.V. (an ICT service provider that focuses on the retail sector) and XB Facilities B.V.

Assets acquired and liabilities assumed

The fair value of the identifiable assets and liabilities of Esprit Telecom as at the date of acquisition were:

Amounts in thousands of €	Fair value recognised on acquisition
Assets
Intangible assets	5,402
Property and equipment	2,467
Deferred tax asset	1,041
Inventories	93
Trade receivables	1,741
Other current assets	2,655
Cash and cash equivalents	2,630

Total assets	16,030

Liabilities
Loans from financial institutions	914
Deferred tax liability	1,274
Trade payables	2,971
Other current liabilities	3,862

Total liabilities	9,021

Net asset value acquired	7,008
Goodwill arising on acquisition	11,308

Total purchase consideration	18,316

The purchase consideration comprises:

Purchase consideration
Cash consideration	17,816
Contingent consideration	500

Total purchase consideration	18,316

Contingent consideration

As part of the purchase agreement with the previous owner of Esprit Telecom, a contingent consideration has been agreed. Payment is conditional upon the renewal of an Internet & Data agreement with a primary customer prior to July 1, 2014 against market practice prices for a period of at least 12 months. As at the acquisition date, the fair value of the contingent consideration was €0.5 million, as it is expected that this Internet & Data agreement with this customer will be extended prior to July 1, 2014. If the contractual criteria are met, the maximum cash payable will not materially differ from the liability recorded. In the remainder of the half year there were no changes in the underlying assumptions of the contingent consideration that required a change in the fair value of the cash payment.

Cash flow on acquisition

Cash flow on acquisition
Net cash acquired with the subsidiary	2,630
Cash consideration	(17,816)

Net cash flow on acquisition	(15,186)

Of the total purchase consideration of €18.3 million an amount of €11.3 million is allocated to the goodwill for the acquisition of the sales channel and product portfolio of Esprit Telecom. Additionally the company expects to realize synergy advantages mainly within interconnection costs from the acquisition in the future.

From the date of acquisition, Esprit Telecom contributed €25.2 million in revenues and €3.5 million to the operating income of the Company. If the combination had taken place per January 1, 2013, revenue from continuing operations would have been €37.8 million and the operating income from continuing operations would have been €4.5 million for the Company.

5.	Revenues

The Company’s revenues comprise the following:

Amounts in thousands of €	For the year ended December 31, 2013	For the year ended December 31, 2012
		Unaudited
Standard cable subscription	447,363	464,533
Digital pay television services	167,497	168,139

Total Video revenues	614,860	632,672

Broadband Internet subscription	464,354	442,419

Telephony subscription	137,357	129,048
Telephony usage	174,768	179,701

Total Telephony revenues	312,125	308,749

Revenues from other sources	31,805	47,461

Total Consumer Market	1,423,144	1,431,301

Business Services	141,699	105,564

Total revenues	1,564,843	1,536,865

Revenues generated from bundle subscriptions amounted to €727.5 million (2012: €672.0 million) and have been allocated to the individual products Video-, Broadband Internet- and Telephony subscriptions based on the individual product prices for each product as a percentage of the sum of the individual product price.

The Company’s revenues are generated through a large customer base and no customer generates more than 10% of total revenues. Revenues from other sources primarily comprise revenue from the sale of goods. Revenues from the sale of goods as at December 31, 2013 amounted to €19.1 million (2012: €27.8 million).

6.	Personnel expenses

The Company’s personnel expenses comprise the following:

Amounts in thousands of €	For the year ended December 31, 2013	For the year ended December 31, 2012
		Unaudited
Wages and salaries	145,862	174,893
Social security costs	17,368	19,135
Pensions and other long-term employee benefits	20,737	18,087

External personnel	78,307	53,093
Lease-& mileage costs	11,030	10,556
Other	6,555	7,090

Work Capitalized	(86,857)	(57,329)

Total personnel expenses	193,002	225,525

The number of employees of the Company in full time equivalents (FTEs) as at December 31, 2013 was 2,606 (2012: 2,502). The average number of employees in 2013 was 2,571 FTEs (2012: 2,448).

Employee bonuses

In 2012, employees of the Company received a bonus in relation to the IPO depending on the number of years of their employment for the Company. Employees of the Company were free to choose between receiving a bonus in cash or in shares. To encourage employees to choose a bonus in shares, the gross amount of an employee’s bonus was multiplied by 1.2 if the employee had chosen to use the bonus to subscribe for shares. Per December 31, 2012 the total employee bonus amounted to €14.2 million.

7.	Remuneration and share-based payment plans

Remuneration

The remuneration of the members of the Board of Management is determined by the Supervisory Board. The total remuneration in 2013 consisted of basic salaries, short-term performance incentives (in cash), long-term performance incentives (in shares) and other benefits. As at December 31, 2013, the members of the Board of Management of the Company were:

•	Bernard Dijkhuizen (Chief Executive Officer)

•	Bert Groenewegen (Chief Financial Officer)

•	Paul Hendriks (Chief Technology Officer)

•	Marcel Nijhoff (Chief Commercial Officer)

Remuneration of the members of the Board of Management in 2013 and 2012 was as follows:

Amounts in thousands of €		Financial Year	Base salary	Short Term Incentive (Cash)	Share- based payment upon IPO	Long term Incentive (share awards)	Pension	Other benefits and expense reimbursement	Total Remuneration
Bernard Dijkhuizen		2013	561	93	—	89	106	15	864
		2012	561	371	3,756	76	88	6	4,858
Bert Groenewegen		2013	382	54	—	94	71	8	609
		2012	382	216	2,441	47	66	0	3,152
Paul Hendriks		2013	382	54	—	89	71	10	606
		2012	361	204	2,441	42	58	3	3,109
Marcel Nijhoff		2013	382	54	—	94	71	9	610
		2012	382	216	2,441	47	61	2	3,149

Total 2013			1,707	255	—	366	319	42	2,690

Total 2012	Unaudited		1,686	1,007	11,079	212	273	11	14,268

Remuneration of the members of the Supervisory Board is determined by the General Meeting of Shareholders. At December 31, 2013, the members of the Supervisory Board of the Company were:

•	Andrew Sukawaty (Chairman)

•	David Barker

•	Dirk Jan van den Berg

•	Anne-Willem Kist

•	Joseph Schull

•	Rob Ruijter (appointed as from March 20, 2012)

•	Pamela Boumeester (appointed as from April 28, 2013)

•	Caspar Berendsen (retired as from December 31, 2012)

•	Paul Best (retired as from December 31, 2012)

Supervisory Board members receive an annual fee of €50 and a fee of €7.5 for membership of a committee, with the following exceptions: The chairman of the Supervisory Board receives an annual fee of €190. The chairman of the Audit committee receives an additional fee of €25 for chairing the committee. The chairman of the Selection, Appointment and Remuneration Committee receives an additional fee of €25 for chairing the committee. Remuneration of the members of the Supervisory Board in 2013 and 2012 was as follows:

Amounts in thousands of €	December 31, 2013	December 31, 2012 Unaudited
David Barker	58	43
Caspar Berendsen	—	43
Dirk-Jan van den Berg	50	58
Paul Best	—	43
Pamela Boumeester	69	—
Anne-Willem Kist	58	58
Rob Ruijter	75	75
Joseph Schull	58	43
Andrew Sukawaty	190	4,590

Total	558	4,953

In 2012, the Chairman of the Supervisory Board received a remuneration of €290. He did not receive a separate remuneration for his membership and chairmanship of the selection, appointment and remuneration committee. In 2012 the Chairman of the Supervisory Board received €1.4 million compensation for waiving his entitlement to part of his annual cash remuneration (€0.3 million) and to all of his annual equity remuneration (€1.1 million) post-offering. If the Chairman of the Supervisory Board leaves the Company within the lock-up period of two years, the compensation of €1.4 million needs to be repaid in cash. In addition, the Chairman received a share-based payment upon the IPO of the Company of €2.8 million, representing 152,265 shares valued at the price of €18.50 against which the Company was listed in March 2012.

Short-term incentive plan (STIP)

The members of the Board of Management of the Company are eligible to receive a short-term incentive in cash based on financial and non-financial target ranges which are set at the beginning of each year by the Supervisory Board. Target ranges are set for Net Promoter Score, Revenue, Cash flow and Innovation roadmap (2012: Customer Satisfaction, Revenue, EBITDA and Cash flow). For “on target” achievement, the STI will be 70% of basic salary for the CEO and 60% for the other members of the Board of Management. Cost recognised related to the STI amounted to €0.3 million (realizing 25% of the targets) (2012: €1.0 million realizing 94% of the target).

Share-based payment upon IPO

In March 2012, shares in the Company were granted by Cinven Cable Investments S.à r.l. and WP Holdings IV B.V. to members of the Board of Management, the chairman of the Supervisory Board and certain employees of the Company. The fair value of the share-based payments on the grant date amounted to €20.0 million, consisting of ordinary shares with a nominal value of €18.50 per share. There are no additional vesting conditions and shares are granted immediately. The share-based payment is accounted for as an equity-settled share-based payment transaction. Therefore, this transaction is recognised under personnel costs and equity; the transaction did not affect the Company’s cash flow and did not dilute shareholders’ equity.

Long-term incentive plan (LTIP)

The Supervisory Board of the Company introduced a Long-Term Incentive Plan as part of the remuneration policy, under which the members of the Board of Management of the Company are eligible to receive conditional performance shares in the Company. Allocation of the conditional performance shares is based on the performance of the Company versus its three-year plan.

At the start of each calendar year shares will be granted to the CEO equal to 155% of base salary for the CEO, and, to the other members of the Board of Management equal to 140% of their base salaries. For 2013, the grant date was February 15, 2013 (for 2012: March 21, 2012 in relation to the IPO). The allocation of shares based on the actual performance versus the targets can vary between 0% and 150%. The maximum number of performance shares conditionally awarded lies between 210%-232.5% of base salary divided by the value of one performance share (i.e. reflecting maximum achievement). The Company defines stretching targets, whereas for “on target” achievement, the value of performance shares will be 100% of 155% of base salary for the CEO and 100% of 140% of base salary for the other members of the Board of Management.

Performance will be measured on an annual basis based on the achievement of Revenues, Net Promoter Score (NPS) (for 2012: customer satisfaction), EBITDA and Cash flow targets, as defined in the three-year plan.

At the end of each Performance Period, 50% of one-third of the Conditional Performance Shares granted will be determined on the performance on the above-mentioned criteria for each year. At the end of each year of the performance period, the Total Shareholder Return (TSR) of the Company is compared with the Peer Group. For this purpose TSR is defined as the change in price of the shares of the Company plus the dividend paid in a year. The Peer Group consists of the following companies: Telenet Group Holding N.V., Kabel Deutschland Holding A.G., Liberty Global Inc., Virgin Media Inc., Zon Multimedia SGPS S.A., KPN N.V., Belgacom N.V., BT Group P.L.C., Deutsche Telekom A.G. and Ziggo N.V. If the TSR in a year is in the lowest quartile compared to the Peer Group, the number of shares determined on the basis of the criteria test for that year will not vest at the end of the performance period. The vesting of the other 50% of one-third of the Conditional Performance Shares granted at the end of each performance period is determined on the basis of a targeted cash flow per share. Scenario analyses are used to estimate the possible outcomes of the value of the shares vesting in the coming years.

The performance shares will vest and be delivered to a member of the Board of Management after the end of the performance period (three years), provided that the member of the Board of Management is still employed by the Company. After vesting, the performance shares still need to be retained for another year as a result of a lock-up, except to the extent necessary to settle any tax obligation resulting from the LTIP. During the lock-up the shares may not be transferred, assigned to any third party, encumbered or otherwise disposed of.

Details of performance shares granted to the Board of Management are as follows:

							Part A		Part B
Board of management	Maximum performance share grant	Grant date	Performance year		Status	Full Control	Number of shares granted	Fair value at grant date	Number of shares granted	Fair value at grant date	Vesting date	Number of shares vested
Bernard Dijkhuizen	44,405	March 21, 2012	2012		Conditional	No	10,423	€11.37	7,771	€14.15	1 January, 2015	—
			2013	*	Conditional	No	9,806	€10.71	7,771	€13.48	1 January, 2015	—
Bert Groenewegen	27,243	March 21, 2012	2012		Conditional	No	6,395	€11.37	4,768	€14.15	1 January, 2015	—
			2013	*	Conditional	No	7,719	€10.71	4,768	€13.48	1 January, 2015	—
Paul Hendriks	24,216	March 21, 2012	2012		Conditional	No	5,684	€11.37	4,238	€14.15	1 January, 2015	—
			2013	*	Conditional	No	6,861	€10.71	4,238	€13.48	1 January, 2015	—
Marcel Nijhoff	27,243	March 21, 2012	2012		Conditional	No	6,395	€11.37	4,768	€14.15	1 January, 2015	—
			2013	*	Conditional	No	7,719	€10.71	4,768	€13.48	1 January, 2015	—

Total	123,107		2012		Unaudited		28,897	€11.37	21,545	€14.15		—

			2013	*			32,105	€10.71	21,544	€13.48		—

*2013	number of shares recognized is accumulated 2012 and 2013.

						Part A		Part B
Board of management	Maximum performance share grant	Grant date	Performance year	Status	Full Control	Number of shares granted	Fair value at grant date	Number of shares granted	Fair value at grant date	Vesting date	Number of shares vested
Bernard Dijkhuizen	31,922	February 15, 2013	2013	Conditional	No	5,320	€14.33	—	€18.20	1 January, 2016	—
Bert Groenewegen	19,584	February 15, 2013	2013	Conditional	No	4,896	€14.33	3,264	€18.20	1 January, 2016	—
Paul Hendriks	19,584	February 15, 2013	2013	Conditional	No	4,896	€14.33	3,264	€18.20	1 January, 2016	—
Marcel Nijhoff	19,584	February 15, 2013	2013	Conditional	No	4,896	€14.33	3,264	€18.20	1 January, 2016	—

Total	90,674					20,008	€14.33	9,792	€18.20		—

The fair value per share of the 2013 grant Part A was €14.33 per share, the fair value per share of the 2013 grant Part B was €18.20 (share price on the grant date €25.64). The fair value per share of the 2012 grant in 2013 of Part A is €10.71 (2012: €11.37), the fair value per share in 2013 of Part B is €13.48 (2012: €14.15). The fair value per share is based on the share price at the grant date adjusted for the effects of the right to receive dividend after vesting, the lock-up period after vesting and the chance Total Shareholder Return is not in the lowest quartile compared to the Peer Group. Under IFRS 2 the fair value of the LTIP is charged to the statement of income over the vesting period. In 2013, costs recognised for the LTIP amounted to €0.5 million (2012: €0.2 million).

Number of Shares held by management

The number of shares held by the members of the Board of Management and Supervisory Board are presented below:

Board of management	Number of shares
Bernard Dijkhuizen	343,167
Bert Groenewegen	251,546
Paul Hendriks	376,579
Marcel Nijhoff	116,205

Total shares	1,087,497

Supervisory Board	Number of shares
Andy Sukawaty	513,208

In 2013, the Supervisory Board of the Company introduced a Long Term Incentive Plan as part of the remuneration policy for higher management. At the start of each calendar year shares will be granted to higher management equal to 100% of base salary. All other conditions defined in the LTIP for higher management equal those defined in the LTIP for the Board of Management of the Company. Total shares granted to higher management amount to 25,474 shares. In 2013, costs recognised for the LTIP for higher management amounted to €0.1 million (2012: nil).

8.	Net financial income and expense

Amounts in thousands of €	For the year ended December 31, 2013	For the year ended December 31, 2012
		Unaudited
Interest on loans from financial institutions	(114,004)	(119,834)
Interest on shareholder loans	—	(52,182)
Interest on 8.0% senior notes	(96,708)	(96,708)
Interest on 3.625% senior notes	—	—
Other interest expense	(2,019)	(1,672)
Capitalisation of borrowing cost	12,591	10,447

Interest expense	(200,140)	(259,949)

Interest income	1,025	426

Amortisation of financing fees, including write-offs of terminated facilities	(51,799)	(13,228)
Fair value gains (losses) on derivative financial instruments	29,083	(10,789)
Commitment fees	(2,041)	(1,047)
Foreign exchange results	208	(216)

Other net financial income and expense	(24,549)	(25,280)

Net financial income (expense)	(223,664)	(284,803)

The Company’s financing has changed in 2012 and in 2013, which is discussed in Note 19. As a consequence of this change, the Company’s financial expense decreased in 2013 compared to 2012 by €61.1 million as the Company no longer incurs interest on the terminated shareholder loans and a gain was realised on the derivative financial instruments, offset by a write-off of capitalized financing fees for terminated credit facilities in 2013.

IAS 23 ‘Borrowing Costs’ requires the Company to capitalise borrowing costs that are directly attributable to the construction of a qualifying asset, hence the Company’s assets under construction. Other interest expense relates mainly to the interest added to provisions and long-term employee benefits.

9.	Income taxes

The subsidiaries of the Company are incorporated into the fiscal unity of Ziggo N.V. for corporate income tax purposes. For financial reporting purposes, its consolidated subsidiaries calculate their respective tax assets, tax liabilities and tax benefits on a consolidated tax return basis. The Company’s income tax comprises:

Amounts in thousands of €	For the year ended December 31, 2013	For the year ended December 31, 2012
		Unaudited
Deferred tax assets	(21,491)	(68,271)
Deferred tax liabilities	(5,786)	(4,110)
Current tax liabilities	(2,217)	(2,296)

Income tax benefit (expense)	(29,494)	(74,677)

A reconciliation between the statutory tax rates of 25.0% and the Company’s effective tax rate is as follows:

Amounts in thousands of €	Tax rate	For the year ended December 31, 2013	Tax rate	For the year ended December 31, 2012
			Unaudited
Profit for the period		385,948		276,836

Notional tax income at statutory rates	25.00%	96,487	25.00%	69,209
Adjustments:
Non deductable items	0.04%	141	1.98%	5,468
Innovation tax facilities	(17.36%)	(67,010)	—	—
Research and development deduction	(0.03%)	(124)	—	—

Effective tax rate / Income tax benefit	7.64%	29,494	26.98%	74,677

The Company reached an agreement with the Dutch tax authorities regarding the innovation box. The innovation box is a tax facility under Dutch corporate income tax law, which taxes profits attributable to innovation at an effective tax rate of 5% instead of the statutory rate of 25%. The innovation box reduces the effective tax rate going forward but also reduces it retrospectively for the period 2010 to 2012.

The Company and the Dutch tax authorities have reached agreement on all income tax filings up to and until 2009. In 2013 no taxes were paid in cash (2012: nil). A current tax liability is included for corporate income tax due per December 31, 2013 of €4.7 million (2012: €2.3 million). This is the result of an intragroup transaction in which the company transferred part of its assets in order to renew part of the tax loss carry-forward position to avoid expiration of these losses. In one of the subsidiaries the Company will report a profit for tax purposes based on a percentage of the value of the transferred assets, which cannot be offset against the remaining losses of the fiscal unity according to Dutch carry-over rules.

Income tax recognised under other comprehensive income comprises:

Amounts in thousands of €	For the year ended December 31, 2013			For the year ended December 31, 2012
					Unaudited
	Before tax	Tax benefit	Net of tax	Before tax	Tax benefit	Net of tax
Cash flow hedges	4,616	(1,154)	3,462	4,615	(1,154)	3,462

	4,616	(1,154)	3,462	4,615	(1,154)	3,462

The tax effects of temporary differences influencing significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are presented below:

Amounts in thousands of €	December 31, 2011	Recognised in profit or loss	Recognised in other comprehensive income	Reclassifi- cation overdraft	December 31, 2012	Recognised in profit or loss	Recognised in other comprehensive income	Acquired in a business combination	December 31, 2013
	Unaudited				Unaudited
Tax loss carry-forwards	257,961	(125,882)	—	—	132,079	(7,903)	—	1,041	125,217
Property and equipment	—	54,914	—	20,934	75,848	(6,321)	—	—	69,527
Derivative financial instruments	14,264	2,696	(1,154)	—	15,806	(7,267)	(1,154)	—	7,385

Deferred tax assets	272,225	(68,272)	(1,154)	20,934	223,733	(21,491)	(1,154)	1,041	202,129

Intangible assets	(382,865)	(2,493)	—	—	(385,358)	(3,241)	—	(1,156)	(389,755)
Property and equipment	85	(1,617)	—	(20,934)	(22,466)	(2,545)	—		(25,011)

Deferred tax liabilities	(382,780)	(4,110)	—	(20,934)	(407,824)	(5,786)	—	(1,156)	(414,765)

Deferred tax assets and liabilities	(110,555)	(72,382)	(1,154)	—	(184,091)	(27,277)	(1,154)	(115)	(212,636)

The deferred tax asset and tax liability are calculated at a tax rate of 25.0%.

Recognised deferred tax assets relating to fiscal losses reflect management’s estimate of realisable amounts based on historic growth numbers and expected future net results. The amounts of tax loss carry-forwards are subject to assessment by local tax authorities.

The deferred tax asset furthermore relates to derivative financial instruments and a balance as a result of the loss renewal. The loss renewal transaction resulted in a temporary difference on the fiscal value of transferred assets and thus a higher fiscal depreciation base. This balance will decrease in time due to the higher fiscal depreciation.

The expiration of the available tax loss carry-forwards and recognised tax assets is as follows:

Amounts in thousands of €	2013
December 31, 2015	1,062
December 31, 2016	97,722
December 31, 2017	153,700
December 31, 2018	145,444
December 31, 2019	102,940

Total net operating loss	500,868

10.	Intangible assets

The Company’s intangible assets comprise:

Amounts in thousands of €		Goodwill	Customer lists	Software	Total
Balance as of January 1, 2012	Unaudited	1,782,449	1,538,755	38,532	3,359,736
Additions		—	—	27,058	27,058
Amortisation and impairment		—	—	(28,407)	(28,407)

Total changes in net bookvalue 2012		—	—	(1,349)	(1,349)

Cost		1,782,449	2,401,568	288,898	4,472,915
Accumulated amortisation		—	(862,813)	(251,715)	(1,114,528)

Balance as of December 31, 2012	Unaudited	1,782,449	1,538,755	37,183	3,358,387

Additions		—	—	65,442	65,442
Acquired through business combinations		11,308	5,093	309	16,710
Amortisation and impairment		—	(755)	(23,366)	(24,121)

Total changes in net bookvalue 2013		11,308	4,338	42,385	58,030

Cost		1,793,757	2,406,661	354,649	4,555,067
Accumulated amortisation		—	(863,568)	(275,081)	(1,138,649)

Balance as of December 31, 2013		1,793,757	1,543,093	79,568	3,416,418

Value in use calculations for goodwill and customer lists are based on cash flow projections covering a maximum period of five years and a terminal value; the four-year financial plan approved by the Company’s management and the years beyond the four-year financial plan are based on models for this projection period using growth rates that do not exceed the long-term average growth rate and are consistent with forecasts included in industry reports. The terminal value is calculated based on a growth rate that does not exceed the long-term average growth rate and discounted at the weighted average cost of capital.

The key assumptions used in the goodwill impairment test and the customer list impairment test are set out below.

The main parameters used for impairment testing are as follows:

Parameters	2013	2012
		Unaudited
WACC	8.78%	8.78%
Growth rate (after 2018)	2.00%	2.00%

Goodwill

All goodwill acquired through business combinations has been allocated for impairment testing purposes to the one cash-generating unit at which management monitors the operating results. Impairment testing is based on the current group of customers of the Company.

Growth rate – The growth rates in the four-year financial plan reflect historic growth numbers and current market developments. The years beyond the four-year financial plan are extrapolated using estimated growth rates that do not exceed the long-term average growth rate and are consistent with forecasts included in industry reports.

Cash flow– Free cash flow consists of operating cash flow before changes in working capital, changes in net working capital and capital expenditures. Revenues are estimated based on historic growth numbers and expected future market penetration levels, resulting in related costs and capital expenditures. Cash flow projections beyond the five-year period are captured in a terminal value and are extrapolated from the final year cash flows, discounted by the appropriate discount rate.

Discount rate – The pre-tax discount rate is calculated taking into account the relative weights of each component of the capital structure and is used by management as a benchmark to assess operating performance and future investments. The pre-tax discount rate used for the 2013 goodwill impairment test is 8.78% (2012: 8.78%).

Customer lists

Customer lists acquired upon the merger of Multikabel, Casema and @Home into Ziggo in 2008 were initially amortised on a straight-line basis in 12-14 years. As from April 2011, the Company ceased amortising its customer lists as it was concluded that the useful life of its underlying customer relationships connected to the Company’s network is indefinite (See Note 2). Consequently the asset is subject to impairment testing for assets with indefinite lives as discussed in Note 3. The impairment test for the customer lists is based on the historic number of active connections at the time the customer list was acquired.

Customer Relationship – The Company defines a customer relationship as an active connection to the Company’s network multiplied by the number of residential products sold to this connection, also referred to as Revenue Generating Units (RGUs) for the consumer market. The maximum number of RGUs per active connection is 4 RGUs.

Attrition – Attrition represents the expected decline of the customer relationships and is based on both historical information as well as management expectations and market developments.

Growth rate – The growth rates in the four-year financial plan reflect historic growth numbers and current market developments. The years beyond the four-year financial plan are extrapolated using estimated growth rates that do not exceed the long-term average growth rate and are consistent with forecasts included in industry reports.

Cash flow – Free cash flow consists of operating cash flow before changes in working capital, changes in net working capital and capital expenditures. Revenues comprise all revenues related to existing customer relationships at the time of the merger and exclude revenues resulting from new customer relationships. Revenues are estimated based on historic growth numbers and expected future market penetration levels, resulting in related costs and capital expenditures. Cash flow projections beyond the five-year period are captured in a terminal value and are extrapolated from the final year cash flows, discounted by the appropriate discount rate.

Discount rate – The pre-tax discount rate is calculated taking into account the relative weights of each component of the capital structure and is used by management as a benchmark to assess operating performance and future investments. The pre-tax discount rate used for the 2013 customer lists impairment test is 8.78% (2012: 8.78%).

Sensitivity to changes in assumptions

With regard to the sensitivity analyses, no reasonably possible change in any of the above key assumptions would cause the carrying amount of the unit to materially exceed its recoverable amount.

Software

During 2013 the Company did not impair capitalised development of software (2012: nil).

11.	Property and equipment

The Company’s property and equipment comprises:

Amounts in thousands of €		Network	Land	Other	Assets under construction	Total
Balance as of January 1, 2012	Unaudited	1,212,575	3,023	68,502	137,286	1,421,386
Additions		241,164	465	19,483	2,289	263,401
Reclassification - cost		(253)	—	253	—	—
Reclassification - accumulated depreciation		21	—	(21)	—	—
Depreciation and impairment		(227,118)	—	(23,589)	—	(250,707)

Total change in net bookvalue 2012	Unaudited	13,814	465	(3,874)	2,289	12,694

Cost		4,788,111	3,488	215,793	139,575	5,146,967
Accumulated depreciation		(3,561,722)	—	(151,165)	—	(3,712,887)

Balance as of December 31, 2012	Unaudited	1,226,389	3,488	64,628	139,575	1,434,080
Additions		251,064	779	25,687	12,278	289,808
Acquired through business combinations		1,197	—	1,270	—	2,467
Disposals		—	—	(9)	—	(9)
Depreciation and impairment		(233,288)	—	(19,780)	—	(253,068)
Total change in net bookvalue 2013		18,973	779	7,168	12,278	39,198
Cost		5,040,372	4,267	242,106	151,853	5,438,598
Accumulated depreciation		(3,795,010)	—	(170,310)	—	(3,965,320)

Balance as of December 31, 2013		1,245,362	4,267	71,796	151,853	1,473,278

Network

The additions to the network include capitalised borrowing costs of €12.6 million (2012: €10.4 million). Generally, the capitalisation rate used to determine the amount of capitalised borrowing costs is a weighted average of the interest rate applicable. For 2013, an average interest rate of 6.91% (2012: 6.76%) was applied.

During 2013 the Company did not recognise any impairments for property and equipment (2012: nil).

Mortgages on all registered properties, related movable assets and network-related elements established under the Senior Credit Facilities as explained in Note 19.

Assets under construction

Assets under construction relates to projects for the expansion and improvement of the Company’s network and IT infrastructure. Included in assets under construction is software, which is recognised as an intangible asset once in use.

12.	Other non-current financial assets

Financial assets consist of long-term prepaid expenses (related to information technology contracts) of €1,021 (2012: €578), participation in the association COIN €99, and other financial assets €5 (2012: €42).

13.	Investments in joint ventures

	2013				2012 Unaudited
Amounts in thousands of €	HBO Nederland Cooperatief U.A.	ZUM B.V.	ZUMB B.V.	Other non- current liabilities	HBO Nederland Cooperatief U.A.	ZUM B.V.	ZUMB B.V.	Other non- current liabilities
Investements in joint ventures	3,556				(110)
Joint ventures with a negative equity value presented within other non-current liabilities		(190)	(14)	(204)		(104)	—	(104)
Adjustment starting balance	170	—	—	—	(42)	—	—	—
Expected profit/(loss) for the year	(8,237)	(96)	(922)	(1,018)	(9,237)	(86)	(23)	(109)
Funding	7,948	—	—	—	12,945	—	9	9

Balance as of December 31	3,437	(286)	(936)	(1,222)	3,556	(190)	(14)	(204)

The Company has a 50% interest in ZUM B.V. and ZUMB B.V. ZUM B.V. and ZUMB B.V. were established to participate in, finance or have any other interest in, or conduct the management of frequency licences for mobile telecommunication.

The Company has a 50% interest in HBO Nederland Coöperatief U.A., which holds all the shares in HBO Netherland Distribution B.V., which is responsible for the marketing and distribution of premium HBO content in the Netherlands through television operators.

Net equity value of ZUM B.V. and ZUMB B.V. is negative. Subsequently, the net equity value is presented within other non-current liabilities.

14.	Inventories

Amounts in thousands of €	December 31, 2013	December 31, 2012
		Unaudited
Equipment and cables	17,712	12,951
Set top boxes	17,201	11,416
Customer premises equipment	5,659	4,386
Allowance for obsolete stock	(568)	(864)

Total Inventories	40,004	27,889

Movements in the provision for obsolete stock were as follows:

Amounts in thousands of €	2013	2012
		Unaudited
Balance as of January 1	864	1,718
Additions	218	—
Used	(514)	(854)

Balance as of December 31	568	864

15.	Trade accounts receivable

Trade accounts receivable as at December 31, 2013 amounted to €37.9 million (2012: €18.2 million). The provision for doubtful debts is calculated on an individual basis and on a portfolio basis for groups of receivables that are not individually identified. The doubtful debts provision reflects probable losses in the accounts receivable balance based on historical experience by type of trade debtor and other currently available evidence.

Movements in the provision for doubtful debts were as follows:

Amounts in thousands of €	2013	2012
		Unaudited
Balance as at January 1	3,783	5,103
Additions	3,104	2,080
Acquired in a business combination	839	—
Used	(2,866)	(1,836)
Released	—	(1,565)

Balance as of December 31	4,860	3,783

A pledge has been given on all receivables as mentioned in Note 19.

Trade accounts receivable are non-interest-bearing and are generally due on 30 days’ terms. Note 25 discloses the Company’s credit risk related to the trade accounts receivable.

16.	Other current assets

Amounts in thousands of €	December 31, 2013	December 31, 2012
		Unaudited
Prepaid expenses	14,171	11,820
Revenues to be invoiced	11,185	10,649
Related parties	1,756	688
Other current assets	7,429	1,757

Total current assets	34,541	24,914

Revenues for December, to be invoiced with the bill run of January 2014, comprise Telephony usage revenues and Video on Demand revenues.

17.	Cash and cash equivalents

All cash and cash equivalents within the Company are held within bank accounts and earn interest at floating rates based on bank deposit rates.

A pledge has been given on the accounts of the Company as mentioned in Note 19.

18.	Equity attributable to equity holders

The Company is incorporated as a public limited liability company under Dutch law. Its registered capital consists entirely of ordinary shares. The authorised capital is divided into 200 million shares of €1 nominal value each. With the contribution of Zesko B.V. at fair value a share premium resulted of €3,500 million (see Note 2 Accounting principles for more details on the IPO).

With the application of the pooling of interest method for the contribution of Zesko B.V. an adjustment in retained earnings is recognised for the difference between the fair value and the net asset value of Zesko B.V. at contribution.

Share-based payments recognised in equity in 2013 amount to €0.5 million (2012: €20.2 million and relate to the IPO of the Company and the long-term incentive plan for members of the Board of Management. Reference is made to Note 7 Remunerations and share-based payment plans).

Treasury stock recognised in equity amounts to €33 (1,806 shares at €18.50 per share).

Other reserves represents the cash flow hedge reserve. Prior to the Company’s refinancing in October 2010, hedge accounting was applied resulting in a cash flow hedge reserve. After the refinancing, the Company no longer applied hedge accounting, with the hedge reserve released to statement of income during the remainder of the contractual period of the underlying hedge contracts.

19.	Interest-bearing loans

Amounts in thousands of €	December 31, 2013	December 31, 2012
		Unaudited
Loans from financial institutions	1,143,218	1,760,439
8.0 % Unsecured Notes, due 2018	1,187,357	1,183,377
3.625% Senior Secured Notes, due 2020	742,913	—

Interest bearing loans	3,073,489	2,943,816

Movements in total interest-bearing loans were as follows:

Amounts in thousands of €	2013	2012
		Unaudited
Balance at January 1	2,943,816	3,257,243
Repayments on loans	(1,063,348)	(320,000)
New facility A financial institutions	150,000	—
Issuance of 3.625% Senior Secured Notes	750,000	—
Disagio on 3.625% Senior Secured Notes	(1,500)	—
Drawings revolving facility	480,000	—
Repayments revolving facility	(225,000)	—
Incretion due to disagio	1,167	—
Financing fees new facilities and senior notes	(13,445)	(7,587)
Amortisation and impairment of financing fees	51,799	14,160

Balance at December 31	3,073,489	2,943,816

In 2013 the Company refinanced part of its loans from financial institutions to reduce financing costs, extend the debt maturity and increase flexibility. The existing Facility B loan and the revolving facility were replaced by a 3.625% Senior Secured Notes with a due date of March 2020, a new term loan A under a new credit facility of €150.0 million and a revolving credit facility of €400.0 million. The remaining balance of capitalized financing fees of the terminated facilities in the amount of €42.7 million were impaired and charged to the income instatement. Financing fees in 2013 relate to the refinancing of the Senior Credit Facility and the 3.625% Senior Secured Notes. Capitalized financing fees in 2012 relate to the IPO consent fee of €7.6 million payable to the lenders of the senior credit facilities upon completion of the IPO.

Loans from financial institutions

Loans from financial institutions can be broken down as follows:

Amounts in thousands of €	Interest rate	Maturity	December 31, 2013	December 31, 2012
				Unaudited
Senior Credit Facilities
Facility A loan - new	EURIBOR +1.75%	March-2018	150,000	—
Facility B loan	EURIBOR +3.00%	—	—	922,906
Facility E loan (Sr. Secured Notes)	6.125%	March-2018	750,000	750,000
Facility F loan	EURIBOR +3.625%	—	—	140,431
Revolving Credit Facility	EURIBOR +1.75%	March-2018	255,000	—

Total			1,155,000	1,813,337

Financing fees			(11,782)	(52,898)

Total			1,143,218	1,760,439

Facility A loan—new

In March 2013, Ziggo agreed on a new Facility A loan under a new credit facility of €150.0 million. Interest on the Facility A loan is Euribor+1.75% and is paid monthly. Financing fees for this new facility have been capitalized for an amount of €6.4 million.

Facility B loan

In 2013 the Facility B loan of €922.9 million was fully repaid. In 2012 no repayments were made on the Facility B loan.

Facility E loan

In October 2010, Ziggo Finance B.V., a company managed by Deutsche Bank International Trust Company N.V., issued Senior Secured Notes of €750.0 million with a nominal interest rate of 6.125%, due in 2017. Interest on the Notes is payable semi-annually on May 15 and November 15 of each year. Ziggo Finance B.V. granted the proceeds of the Senior Secured Notes to The Company.

The Facility E loan is stated at amortised cost. Financing fees have been charged for an amount of €10.6 million, which are presented as a deduction from the loan. The subsequent effective interest rate is 6.37%, which is recognised as financial expense.

Revolving and capital expenditure restructuring facility

As per December 31, 2013, an amount of €255.0 million is drawn under the new revolving facility.

Prepayment

On certain occasions prepayment of part or all of the drawn facilities is mandatory. If such events materialise, all outstanding utilisations and ancillary outstandings, together with accrued interest, become immediately due and payable.

Securitisation

The total Senior Credit Facility is secured over the Company’s assets as follows:

•	Mortgage on all registered properties, related movable assets, the network-related elements and the claims

•	Pledges on all bank accounts, intellectual property rights, receivables and movable assets

The Company needs to comply on a quarterly basis with covenants set by the lenders of the senior credit facility. These covenants are the interest coverage ratio and net leverage ratio. These financial covenants were all met during the years 2013 and 2012.

Financing fees

Financing fees associated with the issuance of the facilities are subtracted from the loans from financial institutions and amortised over the period of the related loan. Amortisation costs on financing fees are recognised as other net financial income and expense in financial income and expense.

8.0% Senior Notes

On April 27, 2010, Ziggo Bond Company B.V., an indirect, wholly-owned subsidiary of the Company, issued unsecured Senior Notes for an amount of €1,208.9 million at a price of 99.271% with a nominal interest rate of 8.0% due in 2018. Interest on the notes is payable semi-annually on May 15 and November 15.

The notes are senior obligations of the Company and are guaranteed on a senior subordinated basis by all of the subsidiaries of Ziggo Bond Company B.V. Financing fees have been charged in the amount of €25.9 million, which are presented as a deduction from the loan. The subsequent effective interest rate is 8.36%, which is recognised as financial expense.

3.625% Senior Secured Notes

In March 2013 Ziggo refinanced part of its capital by issuing a Senior Secured Note for the amount of €750.0 million at a price of 99.8% with a nominal interest rate of 3.625% due in 2020 (disagio amounts to €1.5 million). Interest on the notes is payable annually on March 27. The notes are Senior Secured Obligations of Ziggo B.V. and are guaranteed on a senior secured basis by ABC B.V., Torenspits II B.V. and by the issuer’s subsidiaries Ziggo Netwerk B.V. and Ziggo Netwerk II B.V. Financing fees have been capitalized for an amount of €6.3 million, which is presented as a deduction on the value of the senior secured Note.

20.	Provisions

Amounts in thousands of €		Other long-term employee benefits	Restructuring	Legal claims	Other	Total
Balance as of December 31, 2011	Unaudited	13,144	2,025	4,791	11,818	31,778

Additions (including interest cost)		1,051	1,025	—	4,662	6,738
Usage		(1,665)	(1,216)	—	(2,446)	(5,327)
Released		(276)	(262)	(1,599)	(514)	(2,651)

Balance as of December 31, 2012	Unaudited	12,254	1,572	3,192	13,521	30,539

Current		1,719	1,095	—	4,666	7,480
Non-current		10,535	477	3,192	8,855	23,059

Balance as of December 31, 2012	Unaudited	12,254	1,572	3,192	13,521	30,539

Additions (including interest cost)		914	1,473	—	5,314	7,701
Acquired in business combination		—	—	—	500	500
Usage		(1,768)	(1,384)	—	(8,263)	(11,415)
Released		(423)	—	—	—	(423)

Balance as of December 31, 2013		10,977	1,661	3,192	11,072	26,902

Current		1,767	1,299	—	4,006	7,072
Non-current		9,210	362	3,192	7,066	19,830

Balance as of December 31, 2013		10,977	1,661	3,192	11,072	26,902

Defined benefit plans

The Company has no obligations for deficits other than higher future pension-insurance payments. The Company pays contributions on a contractual basis. The Company has no further payment obligations once the contributions have been paid. The contributions are recognised as employee benefit expenses in the statement of income when they are due. The defined benefit plans for which contributions are paid are multi-employer plans.

At December 31, 2013 the main administered pension insurance organisation had a coverage ratio of 106% (2012: 96%).

Other long-term employee benefits provision

In addition to the pension plan, the Company offers eligible participants a reduction of their working time with partial continuation of income. The plan offers eligible employees born before January 1, 1957 or employees born before January 1, 1959 and in service for at least 25 years as at December 31, 2008:

•	a working time reduction of 20% between the ages of 55 and 59; and

•	a working time reduction of up to 40% between the ages of 59 and 65.

According to the plan rules, 75% of the working time reduction is compensated by the Company. The employee benefit plan is wholly unfunded and consequently the Company funds the plan as claims are incurred. The present value of the defined benefit obligation and service cost were measured using the Projected Unit Credit Method.

Net periodic benefit expense, which is presented in the consolidated statement of income as a component of personnel expenses, was as follows:

Amounts in thousands of €	For the year ended December 31, 2013	For the year ended December 31, 2012

		Unaudited
Service cost	603	691
Interest cost	311	360
Actuarial (gains) / losses	(423)	(276)

Net periodic benefit cost	491	775

Changes in the present value of the defined benefit obligation were as follows:

Amounts in thousands of €	2013	2012
		Unaudited
Defined benefit obligation at January 1	12,254	13,144
Service cost	603	691
Interest cost	311	360
Actuarial (gains) / losses	(423)	(276)
Benefits paid	(1,768)	(1,665)

Defined benefit obligation at December 31	10,977	12,254

Since the Company recognises all actuarial results related to other long-term employee benefits immediately as an expense, the defined benefit obligation equals the liability recognised in the statement of financial position.

The assumptions used in the actuarial calculations of the defined benefit obligation and net periodic benefit expense require a degree of judgement. The key assumptions required to calculate the actuarial present value of benefit obligations and net periodic benefit expense are as follows:

	2013	2012
		Unaudited
Discount rate	2.60%	2.60%
Price inflation	1.00%	1.00%
Future salary increase	1.00%	1.00%
Turnover rates	0.50% - 1.00%	0.50% - 1.00%
Additional turnover rate early retirement at 62	10.00%	10.00%
Mortality table	AG Table 2012 - 2062	AG Table 2012 - 2062

The Company has applied defined benefit accounting for the other long-term employee benefit plan since January 1, 2009. The experience table is as follows:

Amounts in thousands of €	2013	2012	2011	2010	2009
		Unaudited
Effect of change(s) in assumptions	—	(7)	159	244	549
Experience adjustments	(423)	(269)	(531)	(1,285)	(294)

Actuarial (gains) losses	(423)	(276)	(372)	(1,041)	255

Restructuring provision

The Company recognised a provision for restructuring for a number of employees.

Legal claims provision

The Company recognised a provision for a limited number of disputes.

Other provisions

Other provisions include asset retirement obligations, the guarantee provision and onerous contracts.

21.	Other non-current liabilities

Other non-current liabilities consisted of the negative investments in ZUM B.V. and ZUMB B.V.in the amount of €1,222 (2012: €204) and financial lease obligations of €765 (2012: nil). Reference is made to note 13 Investments in joint ventures.

22.	Other current liabilities

The Company’s other current liabilities comprise the following:

Amounts in thousands of €	December 31, 2013	December 31, 2012
		Unaudited
Accrued interest	38,768	17,976
Accrued expenses	65,597	73,555
Taxes and social securities	49,463	52,819
Accrued employee benefits	12,443	17,495

Total other current liabilities	166,271	161,845

23.	Commitments and contingencies

Lease commitments

The Company leases buildings, certain office equipment and vehicles and has entered into various maintenance and support contracts for the support for network equipment. Lease terms generally range from three to five years with the option of renewal for varying terms. Lease commitments for the coming periods are shown in the following schedule:

Amounts in thousands of €	December 31, 2013			December 31, 2012
	Buildings	Other contracts	Total	Total
				Unaudited
Within 1 year	10,127	5,893	16,020	16,279
Between 1 and 5 years	32,058	6,760	38,818	38,375
After 5 years	10,313	72	10,385	15,754

Total Lease commitments	52,498	12,725	65,223	70,408

Purchase commitments

The Company enters into purchase commitments in the ordinary course of business. As at December 31, 2013 it had purchase commitments for an amount of €77 million (2012: €62 million).

Legal proceedings

The Company is involved in a number of legal proceedings. The legal proceedings may result in a liability that is material to the Company’s financial condition, results of operations, or cash flows. The Company may enter into discussions regarding settlement of these proceedings, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company. In accordance with IAS 37 “Provisions, Contingent Liabilities and Contingent Assets”, the Company has recognised provisions with respect to these proceedings, where appropriate, which are reflected in the consolidated statement of financial position and Note 20.

Guarantees

The company has provided guarantees to unrelated parties for an amount of €3.9 million (2012: €3.9 million).

24.	Related party disclosures

Identification of related parties

Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party’s financial or operational decisions. The related parties comprise associated companies, key management personnel and close family members of related parties.

Transactions and positions

The following significant related party transactions occurred during the year ended December 31, 2013:

•	In 2013, no management fees were charged to the Company (2012: €0.4 million);

•	As at year-end 2013 the Company had a current account receivable with ZUM B.V. of €1,621 (2012: €688), a trade receivable with HBO Nederland Coöperatief U.A. of €347 (2012: nil) and a trade account payable with HBO Nederland Coöperatief U.A. of nil (2012: €818) for premium content;

•	Remuneration of the Board of management and the Supervisory Board for which reference is made to Note 6 and Note 7.

In the normal course of business, the Company and its subsidiaries conduct various types of ordinary business with related parties (mainly as a provider of internet, television and telephony services). These transactions are not considered material to the Company, either individually or in the aggregate.

25.	Financial risks

The Company’s financial risk management focuses on the unpredictability of financial markets and seeks to minimise potential adverse effects on the Company’s financial position and performance. The Company is exposed to the following financial risks:

•	Credit risk;

•	Liquidity risk; and

•	Market risk.

For each of these financial risks, which are included in the Company’s risk management programme, the Company’s exposure, objectives, policies and processes for measuring and managing risk are presented below.

Credit risk

The credit risk on consumer trade accounts receivable is considered to be low as a result of the large consumer customer base, the relatively small amount of receivables per customer and the high percentage of customers who pay by direct debit. The risk on trade accounts receivable from the Company’s business customers is also considered low, but this concerns a smaller customer base with on average larger receivables per customer than for the Company’s consumer customers.

The analysis of the ageing of the trade accounts receivables is as follows:

Amounts in thousands of €	Total	Not due	Past due, but not impaired
		<30 days	30-60 days	60-90 days	90-180 days	180-365 days	>365 days
2013	37,887	23,687	8,984	1,843	2,665	707	—
2012 Unaudited	18,240	10,368	2,001	1,216	2,326	2,329	—

The Company’s maximum exposure to credit risk in the event that a counterparty fails to fulfil its obligations in relation to each class of recognised financial asset, including derivatives, is the carrying amount of those assets in the consolidated statement of financial position.

Liquidity risk

The Company manages its liquidity risk on a consolidated basis with cash provided from operating activities being a primary source of liquidity. The Company manages short-term liquidity based on a rolling forecast for projected cash flows for a six-month period.

Based on the current operating performance and liquidity position, the Company believes that cash generated by operating activities and available cash balances will be sufficient for working capital, capital expenditures, interest payments, dividends and scheduled debt repayment requirements for the next twelve months and the foreseeable future.

The following table summarises the maturity profile of the Company’s financial liabilities:

December 31, 2013

Amounts in thousands of €	Carrying amount	Contractual cash flows	January - March 2014	April - December 2014	2015	2016 - 2018	After 2018
Non-derivative financial liabilities
Loans from financial institutions	(1,143,218)	(1,379,285)	(2,009)	(51,964)	(53,973)	(1,271,339)	—
8.0 % Unsecured Notes	(1,187,357)	(1,692,691)	—	(96,708)	(96,708)	(1,499,275)	—
3.625% Senior Secured Notes	(742,914)	(994,852)	(27,188)	—	(27,188)	(81,564)	(858,912)
Finance lease	(765)	(845)	(72)	(217)	(289)	(267)	—
Trade accounts payable	(88,199)	(88,199)	(88,199)	—	—	—	—

Derivative financial liabilities
Interest rate swaps used for hedging	(29,537)	(42,941)	(8,322)	(6,424)	(8,685)	(19,510)	—

Total	(3,191,990)	(4,198,813)	(125,790)	(155,313)	(186,843)	(2,871,955)	(858,912)

December 31, 2012

Amounts in thousands of €	Carrying amount	Contractual cash flows	January - March 2013	April - December 2013	2014	2015 - 2017	After 2017
	Unaudited
Non-derivative financial liabilities
Loans from financial institutions	(1,760,439)	(2,245,737)	(22,216)	(67,881)	(90,097)	(2,065,544)	—
8.0 % Unsecured Notes	(1,183,377)	(1,727,894)	(23,846)	(72,862)	(96,708)	(290,124)	(1,244,354)
Trade accounts payable	(85,563)	(85,563)	(85,563)	—	—	—	—

Derivative financial liabilities
Interest rate swaps used for hedging	(63,236)	(69,119)	(8,475)	(25,425)	(15,161)	(20,058)	—

Total	(3,092,615)	(4,128,313)	(140,100)	(166,168)	(201,966)	(2,375,726)	(1,244,354)

Market risk

The Company is exposed to market risks, including interest rate and foreign currency exchange rate risks, associated with underlying assets, liabilities and anticipated transactions. Based on the analysis of these exposures, the Company selectively enters into derivatives to manage the related risk exposures.

Interest rate risk

Exposure to the risk of changes in the market interest rates relates primarily to the Company’s long-term debt obligations with a (partly) floating interest rate. The Company manages its exposure to changes in interest rates and its overall cost of financing by using interest rate swap (IRS) agreements. These IRS agreements are used to transform the interest rate exposure on the underlying liability from a floating interest rate into a fixed interest rate. It is the Company’s policy to keep at least 70% of its borrowings at fixed rates of interest. The net interest rate risk can be analysed as follows:

Amounts in thousands of €	December 31, 2013	December 31, 2012
		Unaudited
Notional amount borrowing (floating)	(405,000)	(1,063,337)
Cash (floating) & deposits (floating and/or fixed)	77,397	92,428
Notional amount IRS (fixed)	250,000	1,000,000

Net interest rate risk—including offset IRS	(77,604)	29,091

At December 31, 2013, after taking into account the effect of interest rate swaps, approximately 97% of the Company’s borrowings were at a fixed interest rate (2012: 101%).

Sensitivity analysis for interest rate risk

The following table demonstrates the sensitivity to a possible change in interest rates, with all other variables held constant, of the Company’s result before tax (through the impact on floating rate borrowings). There is no impact on the Company’s equity.

Amounts in thousands of €	December 31, 2013	December 31, 2012
		Unaudited
Increase / decrease in basis points
+ 20bp	(155)	58
+ 10bp	(78)	29
- 10bp	78	(29)
- 20bp	155	(58)

Foreign currency risk

The Company has transactional currency exposures arising from purchases in USD. The Company enters into foreign exchange swaps to partially mitigate this risk. As at December 31, 2013 the net foreign currency exposure of the USD amounted to USD 5.0 million (2012: USD 0.6 million), relating to the net amount of cash and cash equivalents, foreign exchange swaps and trade accounts payable. At year-end 2013 the Company entered into 2 foreign exchange swaps with a nominal value of € 9.0 million (2012: nil). The fair value of the swaps is close to zero.

26.	Financial instruments

Fair values

The following table presents the fair values of financial instruments, based on the Company’s categories of financial instruments, including current portions, compared to the carrying amounts at which these instruments are recognised in the consolidated statement of financial position:

	December 31, 2013		December 31, 2012
Amounts in thousands of €	Carrying amount	Fair value	Carrying amount	Fair value
			Unaudited
Financial assets
Loans	104	104	141	141
Trade accounts receivable	37,887	37,887	18,240	18,240
Cash and cash equivalents	77,397	77,397	92,428	92,428

Total financial assets	115,388	115,388	110,809	110,809

Financial liabilities
Loans from financial institutions	(1,143,218)	(1,175,510)	(1,760,439)	(1,867,029)
8% Unsecured Notes	(1,187,357)	(1,285,310)	(1,183,377)	(1,334,570)
3.625% Senior Secured Notes	(742,914)	(752,340)	—	—
Finance lease	(765)	(765)	—	—
Trade accounts payable	(88,199)	(88,199)	(85,563)	(85,563)

Total financial liabilities at amortised cost	(3,162,453)	(3,302,122)	(3,029,379)	(3,287,162)
Derivative financial instruments	(29,537)	(29,537)	(63,236)	(63,236)

Total financial liabilities	(3,191,990)	(3,331,660)	(3,092,615)	(3,350,398)

The carrying amounts of receivables, other current assets, cash and cash equivalents and accounts payable approximate their fair values because of the short-term nature of these instruments and, for receivables, because of the fact that any recoverability loss is reflected in an impairment loss. The fair values of quoted borrowings are based on year-end ask-market quoted prices. The fair values of other non-derivative financial assets and liabilities that are not traded in an active market are estimated using discounted cash flow analyses based on market rates prevailing at year-end.

Hedging activities

At December 31, 2013, the Company had concluded interest rate swap (IRS) agreements with a total notional amount of €250.0 million (2012: €1,000.0 million) under which it pays a fixed rate of interest (between 3.55% and 3.59%) and receives a variable rate equal to EURIBOR on the notional amount. These IRS agreements are used to reduce the exposure to changes in the variable EURIBOR rates on the outstanding loan portfolio of €405.0 million (2012: €1,063.3 million).

As at December 31, 2013 the Company did not have any swap agreements to reduce its exposure to fluctuations in its purchase obligations denominated in US dollars (2012: nil).

Hedge accounting

As a consequence of the refinancing of the Company in October 2010, the Company no longer applies hedge accounting for IRS, as the underlying hedges became ineffective. As of October 2010 any change in fair value of IRS is reported in financial income and expense. The cash flow hedge reserve recognised under other comprehensive income is released to financial income and expense over the remaining contractual period of the hedges concerned.

Fair value hierarchy

Of the Company’s financial instruments, only derivatives are measured at fair value using the Level 2 inputs as defined in IFRS 7 “Financial Instruments: Disclosures”. These inputs are inputs other than quoted prices that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices). The fair value of derivative instruments is estimated by discounting future cash flows at prevailing market rates or based on the rates and quotations obtained from third parties.

The Company enters into derivative financial instruments with various counterparties, principally financial institutions with investment grade ratings. There were no changes in the valuation method of the financial instruments of the Company in 2013 and 2012.

Derivatives

The numbers and the maturities of derivative contracts, the fair values and the qualification of the instruments for accounting purposes are presented in the table below:

	December 31, 2013		December 31, 2012
Amounts in thousands of €	Number of contracts	Fair value	Number of contracts	Fair value
			Unaudited
Interest rate swaps
within one year	6	(8,343)	—	—
within two - five years	5	(21,194)	6	(63,236)

Total derivative financial instruments	11	(29,537)	6	(63,236)

As per December 31, 2013 the Company hedged 62% of the outstanding balance with a floating interest rate under the Senior Credit Facility. A hedge contract of €1 billion and an offset hedge contract of €750 million expire on March 31, 2014. As of this date, an interest rate hedge of €500 million becomes effective with an expiration date of March 31, 2017. Besides the above mentioned hedges the Company entered into forward starting swaps of €900 million, starting on May 15, 2014 and expiring on March 31, 2024 in order to hedge the current forward EURIBOR rate, assuming the Company will refinance the €750 million Senior Secured Notes and the €1.2 billion Unsecured Senior Notes early 2014, latest at the call date for the Unsecured Senior Notes in May 2014. For more information on the refinancing reference is made to Note 28. Subsequent events.

27.	Subsidiaries

The following companies were Ziggo N.V.’s significant subsidiaries as at December 31, 2013. Unless otherwise indicated, these are wholly owned subsidiaries. Subsidiaries that are not material to providing an insight into the group as required under Dutch law are omitted from this list.

With respect to the separate financial statements of a number of legal entities included in the consolidation, the Company used the exemption laid down in section 403, subsection 1 of Book 2 of the Dutch Civil Code. Pursuant to this section, the Company has issued liability statements for its subsidiaries. These companies are marked with an * in the following table.

•	Zesko B.V., Amsterdam, the Netherlands

•	Ziggo Bond Company Holding B.V., Amsterdam, the Netherlands

•	Ziggo Bond Company B.V., Amsterdam, the Netherlands

•	Amsterdamse Beheer- en Consultingmaatschappij B.V., Amsterdam, the Netherlands

•	Torenspits II B.V., Amsterdam, the Netherlands*

•	Ziggo B.V., Groningen, the Netherlands*

•	Ziggo Netwerk B.V., Groningen, the Netherlands*

•	Esprit Telecom B.V., Almere, the Netherlands

•	Breezz Nederland B.V., Den Dolder, the Netherlands

•	Ziggo Netwerk II B.V., Utrecht, the Netherlands

•	ZUM B.V., Amsterdam, the Netherlands (50.0%)

•	ZUMB B.V., Amsterdam, the Netherlands (50.0%)

•	HBO Nederland Coöperatief U.A, Amsterdam, the Netherlands (50.0%)

28.	Subsequent events

On January 27, 2014 the Company announced together with Liberty Global plc that they have reached a conditional agreement (the “Merger Protocol”) on a recommended offer (the “Offer”) pursuant to which Liberty Global will acquire Ziggo in a stock and cash transaction valuing Ziggo at approximately €10.0 billion. After careful consideration, the Board of Management and the Supervisory Board of Ziggo (the “Boards”) believe the Offer to be in the best interests of Ziggo and its stakeholders, including its shareholders, and have agreed to fully and unanimously support and recommend the Offer for acceptance to Ziggo’s shareholders. This potential change in ownership is still awaiting the acceptance of shareholders and approval by the requisite authorities. Based on the required steps and subject to the necessary approvals, Liberty Global and Ziggo anticipate that the Offer will close in the second half of 2014.

In relation to the Offer the Company has refinanced its outstanding debt. The following steps have been taken since the announced offer on January 27, 2014:

•	The €225 million Revolving Credit Facility and the €150 million Facility A Loan have been refinanced through senior debt Facility B1 Loan on February 26, 2014. The Facility B1 Loan has an interest rate of Euribor +275 bps;

•	The 2020 3.625% €750 million Senior Secured Notes have been tendered for €678 million and the tendered notes have been redeemed through a new senior debt Facility B2 Loan (Euribor +275 bps) on February 27, 2014. The remainder is still outstanding;

•	The 2017 6.125% €750 million Senior Notes have been refinanced through senior debt Facility B1 Loan on March 4, 2014;

•	Regarding the 2018 8.000% €1,208.9 million Senior Unsecured Notes, the Company has commenced an offer to exchange up to €934 million aggregate principal amount. As per February 24, 2014 €743 million has been validly tendered and accepted in the Exchange Offer. The exchanged principal amount and the outstanding principal amount post exchange have been deposited in an escrow account until successful completion of the Offer. Upon closing new 2024 Notes will be issued by Liberty Global and the remainder of the current outstanding amount for the Senior Unsecured Notes will be called and refinanced through Facility B3 Loan;

•	The Facility B1, B2 and B3 Loan have a duration of 8 years and are composed of a Euro and US Dollar component. The Euro component has - as defined under the Senior Facility Agreement - an interest rate of Euribor +275 bps/300 bps (margin depending on leverage). The US Dollar component has - as defined under the Senior Facility Agreement - an interest rate of is Libor +250bps/275 bps (margin depending on leverage). Both Euribor and Libor have a floor of 75bp;

•	The US Dollar exposure and variable interest rate exposure on the new Facility Loans have been hedged as per March 6, 2014. The Market-to-Market positions for all interest rate hedges, including the forward rate hedges, which were outstanding as per December 31, 2013, have been settled for cash.

Also in relation to the Offer, the Company and Liberty Global have agreed that the 2012 and 2013 Awards as well as the 2014 and 2015 Awards (if any) will be cancelled per the Settlement Date without any compensation being due to the relevant person, provided that:

•	50% of the originally granted conditional shares under the 2012 and 2013 Awards will be treated as if they had vested on the Settlement Date in respect of which the members of the Board of Management, and former members of the Board of Management and the other participants will be entitled to the Offer Price as if those persons had tendered those vested shares under the offer;

•	Liberty Global shall or shall ensure that the relevant company within the Liberty Global group, shall, subject to the Liberty Global 2014 Incentive Plan (effective on or around 1 March 2014) replace 100% of the originally granted conditional shares under the 2014 Awards.

Ziggo announced on February 19, 2014 that Marcel Nijhoff, Chief Commercial Officer, will step down as of March 1, 2014. The Supervisory Board intends to appoint Hendrik de Groot as Chief Commercial Officer and member of Board of Management of Ziggo as of April 18, 2014. The intended appointment will be put on the agenda of the Annual General Meeting of shareholders of Ziggo on April 17, 2014 for information purposes. Hendrik de Groot is currently Managing Director of Business-to-Business at Ziggo.

29.	Appropriation of result

As a result of the conditional agreement (the “Merger Protocol”) which has been agreed on January 27, 2014 between the Company and Liberty Global plc on a recommended offer pursuant to which Liberty Global will acquire Ziggo, it is proposed to declare a dividend of €0.95 per ordinary share. In 2013, an interim dividend of €0.95 per ordinary share was paid in cash. Accordingly it is proposed that no final dividend will be paid. Net income not paid in the form of dividends will be added to the retained earnings.