Form 10-Q
period 2014-03-31
Liberty Global plc
filed 2014-05-06
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2014 was: 214,570,942 Class A ordinary shares;
10,139,184 Class B ordinary shares; and 561,250,470 Class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2014	December 31, 2013
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,092.1	$2,701.9
Trade receivables, net	1,529.2	1,588.7
Derivative instruments (note 4)	502.1	252.1
Deferred income taxes	270.0	226.1
Prepaid expenses	260.8	238.2
Current assets of discontinued operation (note 2)	—	238.7
Other current assets	245.5	236.9
Total current assets	5,899.7	5,482.6
Investments (including $3,422.3 million and $3,481.8 million, respectively, measured at fair value) (note 3)	3,438.4	3,491.2
Property and equipment, net (note 6)	23,813.8	23,974.9
Goodwill (note 6)	23,782.7	23,748.8
Intangible assets subject to amortization, net (note 6)	5,560.5	5,795.4
Long-term assets of discontinued operation (note 2)	—	513.6
Other assets, net (note 4)	4,765.2	4,707.8
Total assets	$67,260.3	$67,714.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2014	December 31, 2013
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,104.5	$1,072.9
Deferred revenue and advance payments from subscribers and others	1,559.0	1,406.2
Current portion of debt and capital lease obligations (note 7)	3,470.8	1,023.4
Derivative instruments (note 4)	1,237.6	751.2
Accrued interest	608.4	598.7
Accrued programming	369.1	359.1
Current liabilities of discontinued operation (note 2)	—	127.5
Other accrued and current liabilities	2,323.3	2,344.0
Total current liabilities	10,672.7	7,683.0
Long-term debt and capital lease obligations (note 7)	41,000.8	43,680.9
Long-term liabilities of discontinued operation (note 2)	—	19.8
Other long-term liabilities (note 4)	4,629.2	4,789.1
Total liabilities	56,302.7	56,172.8
Commitments and contingencies (notes 2, 4, 7, 8 and 13)
Equity (note 9):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 219,696,185 and 222,081,117 shares, respectively	2.2	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,144,184 and 10,147,184 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 561,131,684 and 556,221,669 shares, respectively	5.6	5.6
Additional paid-in capital	12,389.8	12,809.4
Accumulated deficit	(3,391.4)	(3,312.6)
Accumulated other comprehensive earnings, net of taxes	2,651.0	2,528.8
Treasury shares, at cost	(7.4)	(7.7)
Total Liberty Global shareholders	11,649.9	12,025.8
Noncontrolling interests (note 9)	(692.3)	(484.3)
Total equity	10,957.6	11,541.5
Total liabilities and equity	$67,260.3	$67,714.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2014	2013
	in millions, except share and per share amounts

Revenue	$4,533.7	$2,671.9
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,698.8	966.8
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	762.5	471.4
Depreciation and amortization	1,377.1	684.6
Impairment, restructuring and other operating items, net (notes 2 and 6)	113.6	20.9
	3,952.0	2,143.7
Operating income	581.7	528.2
Non-operating income (expense):
Interest expense	(653.5)	(471.5)
Interest and dividend income	13.8	13.7
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	(376.6)	195.5
Foreign currency transaction losses, net	(20.8)	(136.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 3 and 5)	(60.2)	70.8
Losses on debt modification and extinguishment, net (note 7)	(20.9)	(158.3)
Other expense, net	(0.5)	(1.7)
	(1,118.7)	(487.8)
Earnings (loss) from continuing operations before income taxes	(537.0)	40.4
Income tax benefit (expense) (note 8)	117.0	(20.3)
Earnings (loss) from continuing operations	(420.0)	20.1
Discontinued operation (note 2):
Earnings from discontinued operation, net of taxes	0.8	1.8
Gain on disposal of discontinued operation, net of taxes	339.9	—
	340.7	1.8
Net earnings (loss)	(79.3)	21.9
Net loss (earnings) attributable to noncontrolling interests	0.5	(22.9)
Net loss attributable to Liberty Global shareholders	$(78.8)	$(1.0)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 12):
Continuing operations	$(0.53)	$(0.01)
Discontinued operation	0.43	0.01
	$(0.10)	$—

Weighted average ordinary shares outstanding — basic and diluted	787,737,909	513,805,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three months ended
	March 31,
	2014	2013
	in millions

Net earnings (loss)	$(79.3)	$21.9
Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	58.1	21.4
Reclassification adjustments included in net earnings (loss) (note 2)	64.1	0.1
Other comprehensive earnings	122.2	21.5
Comprehensive earnings	42.9	43.4
Comprehensive earnings attributable to noncontrolling interests	0.5	(29.5)
Comprehensive earnings attributable to Liberty Global shareholders	$43.4	$13.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2014	$2.2	$0.1	$5.6	$12,809.4	$(3,312.6)	$2,528.8	$(7.7)	$12,025.8	$(484.3)	$11,541.5
Net loss	—	—	—	—	(78.8)	—	—	(78.8)	(0.5)	(79.3)
Other comprehensive earnings, net of taxes	—	—	—	—	—	122.2	—	122.2	—	122.2
Repurchase and cancellation of Liberty Global ordinary shares (note 9)	—	—	—	(390.4)	—	—	—	(390.4)	—	(390.4)
Call option contracts on Liberty Global shares	—	—	—	(222.9)	—	—	—	(222.9)	—	(222.9)
VTR NCI Acquisition (note 9)	—	—	0.1	185.3	—	—	—	185.4	(185.4)	—
Share-based compensation (note 10)	—	—	—	46.7	—	—	—	46.7	—	46.7
Adjustments due to changes in subsidiaries’ equity and other, net (note 9)	—	—	(0.1)	(38.3)	—	—	0.3	(38.1)	(22.1)	(60.2)
Balance at March 31, 2014	$2.2	$0.1	$5.6	$12,389.8	$(3,391.4)	$2,651.0	$(7.4)	$11,649.9	$(692.3)	$10,957.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2014	2013
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(79.3)	$21.9
Earnings from discontinued operation	(340.7)	(1.8)
Earnings (loss) from continuing operations	(420.0)	20.1
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Share-based compensation expense	55.1	26.3
Depreciation and amortization	1,377.1	684.6
Impairment, restructuring and other operating items, net	113.6	20.9
Amortization of deferred financing costs and non-cash interest accretion	22.0	16.3
Realized and unrealized losses (gains) on derivative instruments, net	376.6	(195.5)
Foreign currency transaction losses, net	20.8	136.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	60.2	(70.8)
Losses on debt modification and extinguishment, net	20.9	158.3
Deferred income tax benefit	(184.2)	(36.8)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(121.7)	(208.0)
Net cash provided (used) by operating activities of discontinued operation	(9.6)	6.0
Net cash provided by operating activities	1,310.8	557.7
Cash flows from investing activities:
Capital expenditures	(735.0)	(499.4)
Proceeds received upon disposition of discontinued operation, net of disposal costs	993.0	—
Cash paid in connection with acquisitions, net of cash acquired	(23.2)	—
Other investing activities, net	(3.1)	5.6
Net cash used by investing activities of discontinued operation	(3.8)	(4.6)
Net cash provided (used) by investing activities	$227.9	$(498.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2014	2013
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(2,051.6)	$(1,019.8)
Borrowings of debt	1,547.8	1,103.9
Repurchase of Liberty Global and LGI shares	(376.8)	(185.5)
Net cash received (paid) associated with call option contracts on Liberty Global and LGI shares	(156.0)	55.5
Net cash paid related to derivative instruments	(98.2)	(11.1)
Payment of financing costs and debt premiums	(39.1)	(181.7)
Decrease in restricted cash related to the Telenet Tender	—	1,539.7
Purchase of additional Telenet shares	—	(454.5)
Other financing activities, net	11.6	(11.4)
Net cash used by financing activities of discontinued operation	(1.2)	(4.2)
Net cash provided (used) by financing activities	(1,163.5)	830.9
Effect of exchange rate changes on cash:
Continuing operations	15.0	(21.5)
Discontinued operation	—	(0.8)
Total	15.0	(22.3)
Net increase in cash and cash equivalents:
Continuing operations	404.8	871.5
Discontinued operation	(14.6)	(3.6)
Net increase in cash and cash equivalents	390.2	867.9
Cash and cash equivalents:
Beginning of period	2,701.9	2,038.9
End of period	$3,092.1	$2,906.8

Cash paid for interest - continuing operations	$631.1	$467.6
Net cash paid for taxes:
Continuing operations	$32.5	$16.9
Discontinued operation	0.9	3.6
Total	$33.4	$20.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(unaudited)

(1)    Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. As a result of a series of mergers that were completed on June 7, 2013, Liberty Global became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (LGI) (the predecessor to Liberty Global) and Virgin Media Inc. (Virgin Media). In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at March 31, 2014 in 14 countries. Through Virgin Media and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.7%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), also a wholly-owned subsidiary, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in three European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” Our broadband communications operations in Chile are provided through our wholly-owned subsidiary, VTR GlobalCom SpA (VTR GlobalCom). Through our wholly-owned subsidiary, VTR Wireless SpA (VTR Wireless), we also offer mobile services in Chile. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as the “VTR Group.” Our consolidated operations also include the broadband communications operations of Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60% ownership interest.

At December 31, 2013, we owned programming interests in Europe and Latin America that were held through Chellomedia BV (Chellomedia). On January 31, 2014, we completed the sale of substantially all of Chellomedia’s assets (the Chellomedia Disposal Group). Accordingly, (i) the Chellomedia Disposal Group is reflected as a discontinued operation in our condensed consolidated balance sheet as of December 31, 2013, (ii) our condensed consolidated statements of operations and cash flows have been reclassified to present the Chellomedia Disposal Group as a discontinued operation for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. Certain entities within the Chellomedia Disposal Group provide programming services to certain of our broadband communications operations, primarily in Europe. For additional information regarding our discontinued operation, see note 2.

On January 26, 2014, our board of directors approved a share split in the form of a share dividend (the 2014 Share Dividend), which constitutes a bonus issue under our articles of association and English law, of one Liberty Global Class C ordinary share on each outstanding Liberty Global Class A, Class B and Class C ordinary share as of the February 14, 2014 record date for the share dividend. The distribution date for the 2014 Share Dividend was March 3, 2014. All Liberty Global share and per share amounts presented herein have been retroactively adjusted to give effect to the 2014 Share Dividend.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2013 consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K/A.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2014.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)   Acquisitions and Discontinued Operation

Pending Acquisition of Ziggo

On January 27, 2014, we reached an agreement (the Ziggo Merger Agreement) on an offer to acquire all of the shares of Ziggo N.V. (Ziggo) that we do not already own (the Ziggo Offer) in a share and cash transaction. Ziggo, a publicly-traded company in the Netherlands, is the largest cable operator in the Netherlands in terms of customers. The supervisory and management boards of Ziggo have recommended that the shareholders of Ziggo accept the Ziggo Offer. Under the terms of the Ziggo Offer, Ziggo shareholders other than Liberty Global will receive (i) 0.2282 Class A ordinary shares of Liberty Global, (ii) 0.5630 Class C ordinary shares of Liberty Global and (iii) €11.00 ($15.15) in cash for each Ziggo share that they own (the Ziggo Offer Price). The completion of the Ziggo Offer is subject to customary closing conditions, including a minimum tender condition and receipt of competition clearances.

2013 Acquisition of Virgin Media

On June 7, 2013, pursuant to an Agreement and Plan of Merger with Virgin Media and following receipt of regulatory and shareholder approvals, we acquired Virgin Media in a stock and cash merger (the Virgin Media Acquisition). For accounting purposes, the Virgin Media Acquisition was treated as the acquisition of Virgin Media by Liberty Global and the total equity and cash consideration paid to acquire Virgin Media was $14.1 billion.

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2013 give effect to the Virgin Media Acquisition as if it had been completed as of January 1, 2013. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Three months ended
March 31, 2013
in millions, except per share amount
Revenue:
Continuing operations	$4,269.9
Discontinued operation	95.8
Total	$4,365.7

Net loss attributable to Liberty Global shareholders	$(276.4)
Basic and diluted loss attributable to Liberty Global shareholders per share	$(0.34)

Discontinued Operation

On January 31, 2014, we completed the sale of the Chellomedia Disposal Group to AMC Networks Inc. for €750.0 million ($1,032.9 million) in cash (the Chellomedia Transaction). Accordingly, the Chellomedia Disposal Group is reflected as a discontinued operation in our condensed consolidated statements of operations and cash flows for all periods presented. In connection with the sale of the Chellomedia Disposal Group, we recognized a pre-tax gain of $350.0 million. This pre-tax gain is net of a $64.0 million cumulative foreign currency translation loss, which was reclassified to net loss from accumulated other comprehensive earnings. The associated income tax expense of $10.1 million differs from the amount computed by applying the U.K. statutory income tax rate of 21.5% due primarily to the fact that (i) the transaction was not subject to taxation in the U.K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

and (ii) most elements of the transaction were not subject to taxation in the Netherlands or the United States. The net after-tax gain of $339.9 million is included in gain on disposal of discontinued operations in our condensed consolidated statement of operations.

The operating results of the Chellomedia Disposal Group for the three months ended March 31, 2014 and 2013 are summarized in the following table:

	Three months ended March 31,
	2014 (a)	2013
	in millions

Revenue	$26.6	$95.8
Operating income (loss)	$0.6	$(2.8)
Earnings before income taxes and noncontrolling interests	$0.9	$1.9
Income tax expense	$(0.1)	$(0.1)
Earnings from discontinued operation attributable to Liberty Global shareholders, net of taxes	$0.8	$1.9
_______________

(a)	Includes the operating results of the Chellomedia Disposal Group through January 31, 2014, the date the Chellomedia Disposal Group was sold.

(3)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2014	December 31, 2013
	in millions
Fair value:
Ziggo (a):
Not subject to re-use rights (38.4 million and 34.1 million shares, respectively)	$1,707.6	$1,560.1
Subject to re-use rights (18.6 million and 22.9 million shares, respectively)	824.2	1,049.4
Total — Ziggo	2,531.8	2,609.5
Sumitomo (b)	581.5	572.9
Other (c)	309.0	299.4
Total — fair value	3,422.3	3,481.8
Equity	15.6	8.9
Cost	0.5	0.5
Total	$3,438.4	$3,491.2
_______________

(a)
At March 31, 2014, we owned 57,000,738 shares of Ziggo. Our Ziggo shares represented 28.5% of the outstanding shares of Ziggo at March 31, 2014. At March 31, 2014, 19,965,600 of the Ziggo shares that we owned were (i) subject to a share collar (the Ziggo Collar) and (ii) pledged as collateral under a secured borrowing arrangement (the Ziggo Collar Loan) and are held in a custody account. Under the terms of the Ziggo Collar, the counterparty has the right to re-use most of the Ziggo shares held in the custody account (up to an estimated 18.6 million shares at March 31, 2014), but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the Ziggo shares that the counterparty would need to borrow from the custody account to hedge its exposure under the Ziggo Collar (an estimated 14.6 million shares at March 31, 2014). The decline in the number of shares subject to re-use rights is primarily attributable to a partial settlement in January 2014 of the Ziggo Collar and Ziggo Collar Loan.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

(b)
At March 31, 2014, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at March 31, 2014. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(c)	Includes various fair value investments, the most significant of which is our 17.0% interest in Canal+ Cyfrowy S.A., a privately-held direct-to-home (DTH) operator in Poland.

(4)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). We generally do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2014			December 31, 2013
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$498.5	$461.4	$959.9	$248.4	$520.8	$769.2
Equity-related derivative instruments (c)	—	439.4	439.4	—	430.4	430.4
Foreign currency forward contracts	3.1	—	3.1	2.6	—	2.6
Other	0.5	0.7	1.2	1.1	0.9	2.0
Total	$502.1	$901.5	$1,403.6	$252.1	$952.1	$1,204.2
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$1,150.7	$2,071.9	$3,222.6	$727.2	$2,191.4	$2,918.6
Equity-related derivative instruments (c)	83.2	—	83.2	15.6	101.3	116.9
Foreign currency forward contracts	3.5	16.1	19.6	8.2	12.0	20.2
Other	0.2	0.2	0.4	0.2	0.6	0.8
Total	$1,237.6	$2,088.2	$3,325.8	$751.2	$2,305.3	$3,056.5
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of March 31, 2014 and December 31, 2013, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $8.8 million and $9.8 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $142.6 million and $173.0 million, respectively. The adjustments to our derivative assets relate to the credit risk associated

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $29.5 million and $32.5 million during the three months ended March 31, 2014 and 2013, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 5.

(c)
Our equity-related derivative instruments include the fair value of (i) the Ziggo Collar with respect to the Ziggo shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company and (iii) Virgin Media’s conversion hedges with respect to the VM Convertible Notes, as defined and described in note 7, (the Virgin Media Capped Calls). The fair values of the Ziggo Collar and the Sumitomo Collar do not include credit risk valuation adjustments as we have assumed that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the secured borrowing arrangements of the Ziggo Collar and Sumitomo Collar. For additional information regarding the Ziggo Collar, see note 3.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2014	2013
	in millions

Cross-currency and interest rate derivative contracts	$(420.2)	$180.6
Equity-related derivative instruments:
Ziggo Collar	15.4	—
Sumitomo Collar	8.5	(87.7)
Virgin Media Capped Calls	0.2	—
Total equity-related derivative instruments	24.1	(87.7)
Foreign currency forward contracts	20.0	102.4
Other	(0.5)	0.2
Total	$(376.6)	$195.5

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For cross-currency or interest rate derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash outflows are as follows:

	Three months ended
	March 31,
	2014	2013
	in millions
Operating activities	$(210.8)	$(209.2)
Financing activities	(98.2)	(11.1)
Total	$(309.0)	$(220.3)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At March 31, 2014, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $588.7 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of March 31, 2014, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to March 31, 2014, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Derivative Contracts:

The terms of our outstanding cross-currency swap contracts at March 31, 2014 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
February 2022	$1,400.0		£873.6	5.01%	5.49%
June 2020	$1,384.6		£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
October 2020	$1,370.4		£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
January 2018	$1,000.0		£615.7	6.50%	7.05%
January 2021	$500.0		£308.9	5.25%	6 mo. GBP LIBOR + 2.06%
October 2019	$500.0		£302.3	8.38%	9.07%
January 2022	$425.0		£255.8	5.50%	5.82%
April 2019	$291.5		£186.2	5.38%	5.49%
November 2016 (a)	$55.0		£27.7	6.50%	7.03%
UPC Holding:
April 2016 (a)	$400.0	CHF	441.8	9.88%	9.87%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
July 2018	$525.0		€396.3	6 mo. LIBOR + 1.99%	6.25%
September 2014	$440.0		€316.3	6 mo. LIBOR	6 mo. EURIBOR - 0.04%
December 2014	$340.0		€244.6	6 mo. LIBOR	6 mo. EURIBOR

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

September 2014 - January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
January 2015 - July 2021	$312.0		€240.0	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2015	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
November 2019	$250.0		€181.5	7.25%	7.74%
November 2021	$250.0		€181.4	7.25%	7.50%
December 2014 - July 2018	$200.0		€151.0	6 mo. LIBOR + 3.00%	7.31%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
September 2014 - July 2021	$128.0		€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%
January 2015 - July 2018	$100.0		€75.4	6 mo. LIBOR + 1.75%	5.77%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
January 2015 - July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2015	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
January 2015	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2015 - January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2015	€365.8	CZK	10,521.8	5.48%	5.99%
January 2015 - January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
January 2015	€260.0	HUF	75,570.0	5.50%	9.40%
January 2015 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2015	€400.5	PLN	1,605.6	5.50%	7.50%
January 2015 - January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2014	CLP 181,322.0	USD	340.0	8.76%	6 mo. LIBOR + 1.75%
December 2014	CLP 107,800.0	EUR	134.2	10.00%	6 mo. EURIBOR + 2.00%
December 2015	CLP 53,000.0	EUR	69.1	5.75%	3.50%
Unitymedia Hessen GmbH & Co. KG, a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0		€688.2	5.50%	5.58%
March 2019	$459.3		€326.5	7.50%	7.98%

VTR GlobalCom:
January 2022	$1,400.0	CLP	760,340.0	6.88%	10.94%
September 2014	$134.9	CLP	74,639.5	6 mo. LIBOR + 3.00%	11.34%
September 2014	CLP 74,639.5	USD	134.9	11.34%	6 mo. LIBOR + 3.00%
_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments.  Accordingly, the only cash flows associated with these instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2014 are as follows:

Subsidiary / Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018	£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021	£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021	£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015	£600.0	6 mo. GBP LIBOR	2.86%
April 2018	£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
July 2020	$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022	$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2015	€1,554.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.56%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
January 2015		€1,364.8	6 mo. EURIBOR	3.44%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021		€750.0	6 mo. EURIBOR	2.57%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 - January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
July 2020		€171.3	6 mo. EURIBOR	4.32%
December 2014		€107.0	6 mo. EURIBOR	4.73%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
January 2015	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
Telenet International Finance S.a.r.l (Telenet International):
July 2017 - July 2019		€600.0	3 mo. EURIBOR	3.29%
August 2015		€350.0	3 mo. EURIBOR	3.54%
August 2015 - December 2018		€305.0	3 mo. EURIBOR	2.46%
December 2015 - June 2021		€250.0	3 mo. EURIBOR	3.49%
July 2019		€200.0	3 mo. EURIBOR	3.55%
July 2017		€150.0	3 mo. EURIBOR	3.55%
July 2017 - December 2018		€70.0	3 mo. EURIBOR	3.00%
June 2021		€55.0	3 mo. EURIBOR	2.29%
June 2015		€50.0	3 mo. EURIBOR	3.55%
December 2017		€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019		€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019		€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021		€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021		€45.0	3 mo. EURIBOR	3.20%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR are detailed below:

	March 31, 2014
Subsidiary / Final maturity date	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (a):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€1.3	6.50%
December 2017	€1.3	5.50%

Interest rate cap sold (b):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(b)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts, as detailed below:

	March 31, 2014
Subsidiary / Final maturity date	Notional amount	EURIBOR floor rate (a)	EURIBOR cap rate (b)
	in millions
UPC Broadband Holding:
January 2015 - January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€950.0	2.00%	4.00%
 _______________

(a)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(b)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

UPC Holding Cross-Currency Options

Pursuant to its cross-currency option contracts, UPC Holding has the option to deliver U.S. dollars to the counterparty in exchange for Swiss francs at a fixed exchange rate of 0.7354 Swiss francs per one U.S. dollar, in the notional amounts listed below:

Notional amount at
Contract expiration date	March 31, 2014
in millions

April 2018	$419.8
October 2016	$19.8
April 2017	$19.8
October 2017	$19.8

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2014:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$2.6		€2.0	April 2014 - October 2014
LGE Financing		€109.1		$150.0	April 2014
UPC Holding		$479.0	CHF	415.1	October 2016 - April 2018
UPC Broadband Holding		$3.0	CZK	59.3	April 2014 - March 2015
UPC Broadband Holding		€59.2	CHF	72.5	April 2014 - March 2015
UPC Broadband Holding		€18.0	CZK	477.6	April 2014 - March 2015
UPC Broadband Holding		€16.5	HUF	5,100.0	April 2014 - March 2015
UPC Broadband Holding		€48.0	PLN	208.5	April 2014 - March 2015
UPC Broadband Holding		£3.6		€4.3	April 2014 - March 2015
UPC Broadband Holding	CHF	27.5		€22.6	April 2014
UPC Broadband Holding	CZK	300.0		€10.9	April 2014
UPC Broadband Holding	HUF	3,100.0		€10.0	April 2014
UPC Broadband Holding	PLN	50.0		€12.0	April 2014
UPC Broadband Holding	RON	16.0		€3.6	April 2014
Telenet NV		$36.0		€26.6	April 2014 - December 2014
VTR GlobalCom		$26.3	CLP	14,250.1	April 2014 - February 2015

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2014 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2014, no such transfers were made.

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

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the March 31, 2014 valuation of the Ziggo Collar, we used a forecasted volatility of 24%. At March 31, 2014, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform significant nonrecurring fair value measurements during the three months ended March 31, 2014 or 2013.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2014 using:
Description	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$959.9	$—	$959.9	$—
Equity-related derivative instruments	439.4	—	—	439.4
Foreign currency forward contracts	3.1	—	3.1	—
Other	1.2	—	1.2	—
Total derivative instruments	1,403.6	—	964.2	439.4
Investments	3,422.3	3,113.3	—	309.0
Total assets	$4,825.9	$3,113.3	$964.2	$748.4

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$3,222.6	$—	$3,222.6	$—
Equity-related derivative instruments	83.2	—	—	83.2
Foreign currency forward contracts	19.6	—	19.6	—
Other	0.4	—	0.4	—
Total liabilities	$3,325.8	$—	$3,242.6	$83.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2014	$299.4	$313.5	$612.9
Partial settlement of the Ziggo Collar (a)	—	17.9	17.9
Gains included in net loss (b):
Realized and unrealized gains on derivative instruments, net	—	24.1	24.1
Realized and unrealized gains due to changes in fair values of certain investments, net	8.9	—	8.9
Foreign currency translation adjustments and other	0.7	0.7	1.4
Balance of net assets at March 31, 2014	$309.0	$356.2	$665.2

_______________

(a)	For additional information regarding the Ziggo Collar, see note 3.

(b)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2014	December 31, 2013
	in millions

Distribution systems	$25,666.0	$25,193.2
Customer premises equipment	6,350.4	6,126.0
Support equipment, buildings and land	3,662.1	3,581.9
	35,678.5	34,901.1
Accumulated depreciation	(11,864.7)	(10,926.2)
Total property and equipment, net	$23,813.8	$23,974.9

During the three months ended March 31, 2014 and 2013, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $49.0 million and $18.3 million, respectively. In addition, during the three months ended March 31, 2014 and 2013, we recorded non-cash increases related to vendor financing arrangements of $170.5 million and $76.1 million, respectively, which amounts exclude related value-added taxes (VAT) of $16.3 million and $7.7 million, respectively, that were also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2014 are set forth below:

	January 1, 2014	Foreign currency translation adjustments	March 31, 2014
	in millions
European Operations Division
U.K. (Virgin Media)	$9,598.2	$66.4	$9,664.6
Germany (Unitymedia KabelBW)	3,939.4	(4.7)	3,934.7
Belgium (Telenet)	2,255.1	(2.7)	2,252.4
The Netherlands	1,260.4	(1.5)	1,258.9
Switzerland	3,197.4	15.9	3,213.3
Other Western Europe	1,079.7	(1.3)	1,078.4
Total Western Europe	21,330.2	72.1	21,402.3
Central and Eastern Europe	1,520.1	(16.0)	1,504.1
Total European Operations Division	22,850.3	56.1	22,906.4
Chile (VTR Group)	508.5	(22.2)	486.3
Corporate and other	390.0	—	390.0
Total	$23,748.8	$33.9	$23,782.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$8,005.8	$(2,577.3)	$5,428.5	$8,116.7	$(2,458.4)	$5,658.3
Other	266.0	(134.0)	132.0	288.1	(151.0)	137.1
Total	$8,271.8	$(2,711.3)	$5,560.5	$8,404.8	$(2,609.4)	$5,795.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2014					Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
		in millions
Debt:
VM Notes	6.26%	—	$—	$10,926.8	$9,188.7	$10,692.6	$9,150.1
VM Credit Facility	3.77%	£660.0	1,100.9	4,390.2	4,388.9	4,364.5	4,352.8
VM Convertible Notes (e)	6.50%	—	—	157.5	164.1	57.4	57.5
UPCB SPE Notes	6.88%	—	—	4,564.1	4,536.5	4,217.6	4,219.5
UPC Broadband Holding Bank Facility	3.71%	€1,046.2	1,440.8	3,479.8	5,717.8	3,438.0	5,671.4
UPC Holding Senior Notes (f)	7.51%	—	—	3,402.2	3,297.4	3,099.3	3,099.2
Unitymedia KabelBW Notes	6.89%	—	—	8,289.7	8,058.2	7,644.4	7,651.9
Unitymedia KabelBW Revolving Credit Facilities	3.33%	€417.5	575.0	—	—	—	—
Telenet SPE Notes	5.94%	—	—	2,959.5	2,916.5	2,755.7	2,759.2
Telenet Credit Facility	3.72%	€158.0	217.6	1,945.4	1,956.9	1,934.6	1,936.9
VTR Finance Senior Secured Notes	6.88%	—	—	1,456.0	—	1,400.0	—
Sumitomo Collar Loan	1.88%	—	—	957.5	939.3	913.2	894.3
Ziggo Collar Loan	0.45%	—	—	682.3	852.9	682.1	852.6
Liberty Puerto Rico Bank Facility	6.89%	$21.0	21.0	660.5	666.2	657.6	665.0
Ziggo Margin Loan (g)	—	—	—	—	634.3	—	634.3
Vendor financing (h)	3.74%	—	—	575.8	603.1	575.8	603.1
Other (i)	8.91%	(j)	200.0	196.9	308.2	196.9	308.2
Total debt	5.75%		$3,555.3	$44,644.2	$44,229.0	42,629.7	42,856.0

Capital lease obligations:
Unitymedia KabelBW						943.9	952.0
Telenet						462.9	451.2
Virgin Media						360.2	373.5
Other subsidiaries						74.9	71.6
Total capital lease obligations						1,841.9	1,848.3
Total debt and capital lease obligations						44,471.6	44,704.3
Current maturities						(3,470.8)	(1,023.4)
Long-term debt and capital lease obligations						$41,000.8	$43,680.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2014 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 6.8% at March 31, 2014.  For information concerning our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2014 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2014, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At March 31, 2014, (i) our availability under the UPC Broadband Holding Bank Facility (as defined and described below) was limited to €776.0 million ($1,068.7 million) and (ii) none of the unused borrowing capacity under Virgin Media’s £660.0 million ($1,100.9 million) senior secured revolving credit facility (the VM Credit Facility) was available to be borrowed. When the relevant March 31, 2014 compliance reporting requirements have been completed and assuming no changes from March 31, 2014 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €744.3 million ($1,025.1 million) and all of the unused borrowing capacity under the VM Credit Facility will continue to be unavailable. In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At March 31, 2014, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Unitymedia KabelBW was limited to €367.4 million ($506.0 million) and none of the liquidity of Virgin Media or Liberty Puerto Rico was available to be loaned or distributed. When the relevant March 31, 2014 compliance reporting requirements have been completed and assuming no changes from March 31, 2014 borrowing levels, we anticipate that the availability to be loaned or distributed by Unitymedia KabelBW will be unlimited and that all of the liquidity of Virgin Media or Liberty Puerto Rico will continue to be unavailable to be loaned or distributed. Upon completion of the relevant March 31, 2014 compliance reporting requirements and the April 2014 redemption of the 2018 VM Sterling Senior Secured Notes (as defined and described below), and assuming no other changes from March 31, 2014 borrowing levels, we anticipate that £655.7 million ($1,093.7 million) of unused borrowing capacity under the VM Credit Facility will be available to be borrowed and that £159.5 million ($266.1 million) of this amount will be available to be loaned or distributed. For information concerning transactions completed subsequent to March 31, 2014 that could have an impact on unused borrowing capacity, see below and note 15.

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

(e)
The 6.50% convertible senior notes issued by Virgin Media (the VM Convertible Notes) are exchangeable under certain conditions for (subject to further adjustment as provided in the underlying indenture and subject to Virgin Media’s right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 of our Class A ordinary shares, 33.4963 of our Class C ordinary shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. The amount reported in the estimated fair value column for the VM Convertible Notes represents the estimated fair value of the remaining VM Convertible Notes outstanding as of March 31, 2014, including both the debt and equity components.

(f)	During April 2014, we used existing cash to repay in full UPC Holding’s $400.0 million principal amount of 9.875% senior notes due 2018 (the UPC Holding 9.875% Senior Notes).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

(g)
During the first quarter of 2014, we used existing cash to repay the full amount of the limited recourse margin loan (the Ziggo Margin Loan) that was secured by a portion of our investment in Ziggo. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $2.3 million related to the write-off of deferred financing costs. For information regarding our investment in Ziggo, see note 3.

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At March 31, 2014 and December 31, 2013, the amounts owed pursuant to these arrangements include $49.3 million and $47.3 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(i)
The December 31, 2013 amounts include outstanding borrowings of $113.1 million under VTR Wireless’s then-existing CLP 60.0 billion ($109.2 million) term loan bank facility (the VTR Wireless Bank Facility). In January 2014, all outstanding amounts under the VTR Wireless Bank Facility were repaid and the VTR Wireless Bank Facility was cancelled. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $2.0 million related to the write-off of deferred financing costs.

(j)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within the VTR Group, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Senior Credit Facility) and a CLP 22.0 billion ($40.0 million) Chilean peso facility (the VTR CLP Senior Credit Facility), each of which were undrawn at March 31, 2014. The VTR Dollar Senior Credit Facility and the VTR CLP Senior Credit Facility have commitment fees on unused and uncancelled balances of 1.1% and 1.34% per year, respectively.

VM Notes

On March 14, 2014, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $425.0 million principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Dollar Senior Secured Notes), (ii) £430.0 million ($717.3 million) principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes and, together with the 2025 VM Dollar Senior Secured Notes, the 2025 VM Senior Secured Notes) and (iii) £225.0 million ($375.3 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Original 2029 VM Senior Secured Notes). In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of the £875.0 million ($1,459.5 million) principal amount of 7.0% senior secured notes due 2018 (the 2018 VM Sterling Senior Secured Notes), including the related redemption premium. Accordingly, the carrying value of the 2018 VM Sterling Senior Secured Notes has been reclassified to current portion of debt and capital lease obligations in our March 31, 2014 condensed consolidated balance sheet.

On April 1, 2014, Virgin Media Secured Finance issued £175.0 million ($291.9 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Additional 2029 VM Senior Secured Notes and, together with the Original 2029 VM Senior Secured Notes, the 2029 VM Senior Secured Notes) at an issue price of 101.75%. On May 22, 2014, the net proceeds from the Additional 2029 VM Senior Secured Notes, along with borrowings under VM Facility D and VM Facility E (each as defined and described in note 15) will be used to fully redeem the $1.0 billion principal amount of 6.5% senior secured notes due 2018 (2018 VM Dollar Senior Secured Notes), including the related redemption premium.

The 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media (the VM Senior Secured Guarantors) and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the VM Senior Secured Guarantors (except for Virgin Media).

The 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. In addition, the 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £50.0 million ($83.4 million) or more in the aggregate of

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Virgin Media, Virgin Media Finance PLC, Virgin Media Secured Finance or VMIH (as applicable under the relevant indenture), or the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes.

Subject to the circumstances described below, the 2025 VM Senior Secured Notes are non-callable until January 15, 2019 and the 2029 VM Senior Secured Notes are non-callable until January 15, 2021. At any time prior to January 15, 2019, in the case of the 2025 VM Senior Secured Notes, or January 15, 2021, in the case of the 2029 VM Senior Secured Notes, Virgin Media Secured Finance may redeem some or all of the 2025 VM Senior Secured Notes or the 2029 VM Senior Secured Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2019 or January 15, 2021 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Virgin Media Secured Finance may redeem some or all of the 2025 VM Senior Secured Notes or the 2029 VM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15 of the years set forth below:

	Redemption price
Year	2025 VM Senior Secured Notes	2029 VM Senior Secured Notes

2019	102.750%	N.A.
2020	101.833%	N.A.
2021	100.000%	103.125%
2022	100.000%	102.083%
2023	100.000%	101.042%
2024 and thereafter	100.000%	100.000%

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of March 31, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$41.3	$—
V (d)	January 15, 2020	7.625%	€500.0	—	688.6
Y (d)	July 1, 2020	6.375%	€750.0	—	1,032.9
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AG	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	2,136.3
AH	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,301.7
AI	April 30, 2019	EURIBOR + 3.25%	€1,016.2	1,399.5	—
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,221.5)
Total				$1,440.8	$3,438.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

_______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at March 31, 2014 without giving effect to the impact of discounts.

(b)
At March 31, 2014, our availability under the UPC Broadband Holding Bank Facility was limited to €776.0 million ($1,068.7 million). When the relevant March 31, 2014 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €744.3 million ($1,025.1 million). Facilities Q and AI have commitment fees on unused and uncancelled balances of 0.75% and 1.3% per year, respectively.

(c)	The carrying values of Facilities AG and AH include the impact of discounts.

(d)
Amounts related to certain senior secured notes (the UPCB SPE Notes) issued by special purpose financing entities (the UPCB SPEs) that are consolidated by UPC Holding and Liberty Global. The proceeds from the UPCB SPE Notes were used to fund additional Facilities V, Y, Z, AC and AD, with our wholly-owned subsidiary UPC Financing Partnership as the borrower. Accordingly, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in our condensed consolidated financial statements.

(e)	Facility AH has a LIBOR floor of 0.75%.

In January 2014, VTR Finance B.V. (VTR Finance), our wholly-owned subsidiary, issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Finance Senior Secured Notes) in connection with the extraction of VTR GlobalCom and certain of its parents and all of its subsidiaries from the UPC Holding credit pool. The net proceeds from the VTR Finance Senior Secured Notes, together with cash from another subsidiary of Liberty Global, were loaned to UPC Broadband Holding and used to repay all of the outstanding indebtedness under Facilities R, S and AE. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $7.2 million related to the write-off of deferred financing costs.

During the first quarter of 2014, we used existing cash to repay all of the outstanding borrowings under Facility AF. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $9.3 million, including (i) a $4.9 million write-off of an unamortized discount and (ii) a $4.4 million write-off of deferred financing costs.

Ziggo Bridge Facility

On January 27, 2014, LGE HoldCo VI B.V., our wholly-owned subsidiary, entered into a bridge facility agreement (the Ziggo Bridge Facility). The Ziggo Bridge Facility, which was never drawn, was cancelled on February 17, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2014 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2014 exchange rates:

Debt:

	Virgin Media (a)	UPC Holding (b)	Unitymedia KabelBW	Telenet (c)	Other (d)	Total
	in millions
Year ending December 31:
2014 (remainder of year)	$1,533.5	$738.9	$45.8	$10.2	$731.2	$3,059.6
2015	—	100.4	31.0	10.2	9.8	151.4
2016	—	—	—	147.9	375.9	523.8
2017	—	—	—	603.8	860.2	1,464.0
2018	1,000.0	—	—	251.2	339.3	1,590.5
2019	1,555.5	—	2,387.6	1,123.2	—	5,066.3
Thereafter	10,838.5	10,390.9	5,259.8	2,722.7	1,400.0	30,611.9
Total debt maturities	14,927.5	11,230.2	7,724.2	4,869.2	3,716.4	42,467.5
Unamortized premium (discount)	206.1	(36.0)	(3.0)	1.2	(6.1)	162.2
Total debt	$15,133.6	$11,194.2	$7,721.2	$4,870.4	$3,710.3	$42,629.7
Current portion	$1,598.3	$821.8	$76.8	$10.2	$728.8	$3,235.9
Noncurrent portion	$13,535.3	$10,372.4	$7,644.4	$4,860.2	$2,981.5	$39,393.8
_______________

(a)
The current portion includes the $1,459.5 million (equivalent) principal amount of the 2018 VM Sterling Senior Secured Notes. In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of the 2018 VM Sterling Senior Secured Notes, as further described above.

(b)
Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding. In addition, the current portion includes the $400.0 million principal amount of the UPC Holding 9.875% Senior Notes that were repaid in full in April 2014.

(c)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet.

(d)
The current portion includes the $689.1 million (equivalent) principal amount outstanding under the Ziggo Collar Loan, which we expect to settle on or before the closing of the acquisition of Ziggo. The Ziggo Collar Loan may be settled with cash, shares or a combination thereof. For information regarding our pending acquisition of Ziggo, see note 2.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2014 (remainder of year)	$75.9	$59.9	$123.5	$19.4	$278.7
2015	101.0	70.0	120.2	17.5	308.7
2016	101.0	68.8	67.8	17.7	255.3
2017	101.0	67.0	25.5	10.1	203.6
2018	101.0	63.3	5.0	4.4	173.7
2019	101.0	51.5	4.7	3.1	160.3
Thereafter	1,099.3	247.9	238.0	24.5	1,609.7
Total principal and interest payments	1,680.2	628.4	584.7	96.7	2,990.0
Amounts representing interest	(736.3)	(165.5)	(224.5)	(21.8)	(1,148.1)
Present value of net minimum lease payments	$943.9	$462.9	$360.2	$74.9	$1,841.9
Current portion	$29.3	$45.5	$143.9	$16.2	$234.9
Noncurrent portion	$914.6	$417.4	$216.3	$58.7	$1,607.0

Non-cash Refinancing Transactions

During the three months ended March 31, 2014 and 2013, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $1,375.5 million and $550.4 million, respectively.

Subsequent Events

For information concerning certain financing transactions completed subsequent to March 31, 2014, see note 15.

(8)    Income Taxes

As a result of the June 7, 2013 Virgin Media Acquisition, pursuant to which Liberty Global became the publicly-held parent company of the successors by merger of LGI and Virgin Media, our statutory tax rate changed from the U.S. federal income tax rate of 35% to the U.K. statutory income tax rate of 21.5%. Liberty Global will file income tax returns in the U.K. and U.S. for 2013 and future years, and LGI will continue to file consolidated income tax returns in the U.S. The income taxes of Liberty Global and its subsidiaries are presented on a separate return basis for each tax-paying entity or group.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following:

	Three months ended March 31,
	2014	2013
	in millions

Computed “expected” tax benefit (expense) (a)	$115.5	$(14.1)
International rate differences (b)	51.2	18.7
Change in valuation allowances	(50.3)	(0.8)
Tax effect of intercompany financing	40.5	—
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(34.1)	13.2
Non-deductible or non-taxable interest and other expenses	(31.0)	(34.2)
Recognition of previously unrecognized tax benefits	28.8	—
Other, net	(3.6)	(3.1)
Total income tax benefit (expense)	$117.0	$(20.3)
_______________

(a)
The statutory or “expected” tax rate is the U.K. rate of 21.5% for the three months ended March 31, 2014 and the U.S. rate of 35.0% for the three months ended March 31, 2013. In July 2013, a law was enacted that decreased the U.K. corporate income tax rate to 21.0% in April 2014, with a further decline to 20.0% scheduled for April 2015. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the third quarter of 2013.

(b)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.K. for the three months ended March 31, 2014 and outside of the U.S. for the three months ended March 31, 2013.

As of March 31, 2014, our unrecognized tax benefits included $315.6 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are currently under income tax audit in Germany, the Netherlands, Slovakia and the U.S. During the next twelve months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2014. The amount of any such reductions could range up to $230 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect that any changes in our unrecognized tax benefits during the next twelve months will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(9)    Equity

Share Repurchases

During the three months ended March 31, 2014, we purchased a total of 2,879,280 shares of our Liberty Global Class A ordinary shares at a weighted average price of $42.65 per share and 6,470,980 shares of our Liberty Global Class C ordinary shares at a weighted average price of $41.35 per share, for an aggregate purchase price of $390.4 million, including direct acquisition costs and the effects of derivative instruments. As of March 31, 2014, the remaining amount authorized under our most recent share repurchase program was $3,133.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Acquisition of Interests in VTR GlobalCom and VTR Wireless

On March 14, 2014, a subsidiary of VTR Finance acquired each of the 20.0% noncontrolling ownership interests in VTR GlobalCom and VTR Wireless (the VTR NCI Acquisition) from Inversiones Corp Comm 2 SpA, formerly known as Corp Comm S.A. (the VTR NCI Owner). The consideration for the VTR NCI Acquisition was satisfied by the allotment and issuance of 10,091,178 Liberty Global Class C ordinary shares to the VTR NCI Owner. The VTR NCI Acquisition has been accounted for as an equity transaction, the net effect of which was to record the issued Liberty Global Class C shares at the $185.4 million carrying value of the acquired noncontrolling interests.

(10)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Three months ended March 31,
	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$20.6	$4.1
Other share-based incentive awards	30.2	11.2
Total Liberty Global shares (b)	50.8	15.3
Telenet share-based incentive awards (c)	2.9	11.0
Other	1.4	0.5
Total	$55.1	$26.8
Included in:
Continuing operations:
Operating expense	$1.3	$3.9
SG&A expense	53.8	22.4
Total - continuing operations	55.1	26.3
Discontinued operation	—	0.5
Total	$55.1	$26.8
_______________

(a)
Includes share-based compensation expense related to Liberty Global performance-based restricted share units (PSUs) and, for the 2014 period, the challenge performance award plan (the Challenge Performance Awards).

(b)
In connection with the Virgin Media Acquisition, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. During the 2014 period, Virgin Media recorded share-based compensation expense of $19.3 million, primarily related to the Virgin Media Replacement Awards.

(c)	The amount for the 2013 period includes $6.4 million related to the accelerated vesting of options granted under the Telenet 2010 specific stock option plan (Telenet 2010 SSOP).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

The following table provides certain information related to share-based compensation not yet recognized for share incentive awards related to Liberty Global ordinary shares and Telenet ordinary shares as of March 31, 2014:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards (b)	Telenet ordinary shares (c)

Total compensation expense not yet recognized (in millions)	$110.5	$141.3	$8.7
Weighted average period remaining for expense recognition (in years)	2.2	2.0	2.5
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global 2014 Incentive Plan, (ii) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Incentive Plan), (iii) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global Director Incentive Plan), (iv) the Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (the VM Incentive Plan) and (v) certain other incentive plans of Virgin Media pursuant to which awards may no longer be granted. On January 30, 2014, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global Incentive Plan, the Liberty Global Director Incentive Plan or the VM Incentive Plan.

(b)
Amounts relate to (i) the Challenge Performance Awards, which include performance-based share appreciation rights (PSARs) and restricted share units (RSUs) that were granted in June 2013, and (ii) PSUs.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares. Assumptions used to estimate the fair value of options, share appreciation rights (SARs) and PSARs are not provided as grants of such awards were not significant during the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
	2014	2013

Weighted average grant-date fair value per PSU granted	$41.02	(a)
Total intrinsic value of awards exercised (in millions):
Options	$26.0	$5.7
SARs	$9.4	$15.0
Cash received from exercise of options (in millions)	$14.0	$1.2
Income tax benefit related to share-based compensation (in millions)	$10.4	$3.0
_______________

(a)	Not applicable as there were no PSUs granted during the three months ended March 31, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

 Share-Based Award Activity - Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during the three months ended March 31, 2014 with respect to Liberty Global ordinary shares:

PSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	924,648	$32.05
Granted	272,464	$41.61
Performance adjustment (a)	(138,668)	$26.17
Forfeited	(12,844)	$30.96
Released from restrictions	(137,126)	$26.21
Outstanding at March 31, 2014	908,474	$36.71	1.7

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	2,744,452	$29.99
Granted	546,016	$40.72
Performance adjustment (a)	(416,004)	$24.73
Forfeited	(38,532)	$29.03
Released from restrictions	(411,378)	$24.76
Outstanding at March 31, 2014	2,424,554	$34.21	1.7
_______________

(a)
Represents the reduction in PSUs associated with the first quarter 2014 determination that 66.3% of the PSUs that were granted in 2012 (the 2012 PSUs) had been earned. Half of the earned 2012 PSUs were released from restrictions on March 31, 2014 and, subject to forfeitures, the remainder will be released from restrictions on September 30, 2014.

In May 2014, the compensation committee of our board of directors authorized the grant of share incentive awards with respect to approximately 3.6 million, 1.0 million and 5.2 million Liberty Global Class A, B and C shares, respectively. The authorized awards include SARs, PSUs, RSUs and options.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

(11) Restructuring Liability

A summary of the changes in our restructuring liability during the three months ended March 31, 2014 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2014	$26.6	$14.9	$72.0	$113.5
Restructuring charges	12.0	0.5	87.1	99.6
Cash paid	(18.4)	(5.7)	(6.0)	(30.1)
Foreign currency translation adjustments and other	(0.1)	—	(3.3)	(3.4)
Restructuring liability as of March 31, 2014	$20.1	$9.7	$149.8	$179.6

Current portion	$20.0	$8.1	$33.3	$61.4
Noncurrent portion	0.1	1.6	116.5	118.2
Total	$20.1	$9.7	$149.8	$179.6

Prior to March 31, 2014, Telenet operated a digital terrestrial television (DTT) business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, we recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge is equal to the estimated net present value of the remaining payments due under the DTT capacity contracts and is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

(12)    Earnings or Loss per Ordinary Share

Basic earnings or loss per share attributable to Liberty Global shareholders is computed by dividing net earnings or loss attributable to Liberty Global shareholders by the weighted average number of ordinary shares (excluding restricted shares) outstanding for the period. Diluted earnings or loss per share attributable to Liberty Global shareholders presents the dilutive effect, if any, on a per share basis of potential ordinary shares (e.g., options, SARs, PSARs, restricted shares, RSUs and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net loss attributable to Liberty Global shareholders are set forth below:

	Three months ended
	March 31,
	2014	2013
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(419.5)	$(2.9)
Earnings from discontinued operation	340.7	1.9
Net loss attributable to Liberty Global shareholders	$(78.8)	$(1.0)

We reported losses from continuing operations attributable to Liberty Global shareholders for the three months ended March 31, 2014 and 2013. Therefore, the potentially dilutive effect at March 31, 2014 and 2013 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs, restricted shares and RSUs of approximately 37.9 million and 18.5 million, respectively, (ii) the number of shares issuable pursuant to PSUs of approximately 3.3 million and 2.7 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

million and 7.3 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment, non-cancelable operating leases and other items. The U.S. dollar equivalents of such commitments as of March 31, 2014 are presented below:

	Payments due during:
	Remainder of 2014	Year ending December 31,
		2015	2016	2017	2018	2019	Thereafter	Total
	in millions

Network and connectivity commitments	$285.7	$332.3	$274.8	$255.0	$133.5	$99.4	$1,187.6	$2,568.3
Programming commitments	401.7	418.6	298.8	145.0	38.4	0.4	—	1,302.9
Purchase commitments	754.3	156.7	67.7	11.4	3.8	—	—	993.9
Operating leases	138.0	154.7	128.4	103.1	67.9	55.9	270.2	918.2
Other commitments	335.3	275.9	186.6	139.2	82.8	31.7	38.4	1,089.9
Total (a)	$1,915.0	$1,338.2	$956.3	$653.7	$326.4	$187.4	$1,496.2	$6,873.2
_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2014 condensed consolidated balance sheet.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our mobile virtual network operator (MVNO) agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation adjustments. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2014 and 2013, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $517.0 million and $292.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement, as defined and described in note 2) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2014 and 2013, see note 4.

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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet.  Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008.  Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements.  It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle.  In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008.  Belgacom brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010.  On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement.  On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom’s efforts to suspend approval of these agreements were unsuccessful.  In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. On November 14, 2013, the European Court of Justice ruled that a majority of the reasons invoked by the PICs not to organize a market consultation were not overriding reasons of public interest to justify abolishing the PICs duty to organize such consultation.  The annulment case was subsequently resumed with the Belgian Council of State, which will be required to follow the interpretation given by the European Court of Justice with respect to the points of EU law. On January 16, 2014, the Advocate General with the Council of State recommended that the decisions of the board of the PICs not to organize a public market consultation be annulled.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Written and oral pleadings will now be submitted and take place over the next several months with a final decision by the Belgian Council of State expected in 2014 or 2015.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to block the integration of the PICs’ analog and digital television activities or obtain the rescission of the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the rescission of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($27.5 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be rescinded, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($105 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studio. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,300 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. Liberty Puerto Rico, as the surviving entity in a series of transactions completed in November 2012 pursuant to which Liberty Cablevision of Puerto Rico LLC was combined with OneLink Communications (OneLink), with OneLink as the surviving entity, is a party to certain claims asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink acquisition (the PRTC Claim), including a claim that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In December 2013, an additional claim was asserted against OneLink alleging harm to consumers based on the purported conduct of OneLink that formed the basis for the PRTC Claim.  The claimant in the December 2013 action sought to join the PRTC Claim as a representative of the entire class of consumers who are alleged to have suffered harm as a result of the purported OneLink conduct. In February 2014, the court ruled that the December 2013 action could not be joined with the PRTC Claim. The court ruling did not preclude the claimant from pursuing a class action claim in a separate action. In March 2014, the claimant in the December 2013 claim filed a separate class action claim in Puerto Rico (the “Class Action Claim”) substantially similar to the claims asserted in the December 2013 claim. The former owners of OneLink have partially indemnified us for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Our acquisition accounting for the OneLink acquisition includes a provision and a related indemnification asset representing Liberty Puerto Rico’s best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

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

In May 2012, the Dutch Senate adopted laws that provide, among other matters, the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise the resale obligation introduced by these new laws. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On January 29, 2014, a Dutch civil court, in a proceeding initiated by UPC Netherlands B.V., declared the resale obligation laws non-binding because they infringe EU law. The Dutch Government did not appeal the January 19, 2014 decision, and the Dutch Minister of Economic Affairs has indicated that a new law will be prepared withdrawing the resale obligation laws. In addition, on October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. The Dutch government responded to the infringement proceedings on June 25, 2013 and the European Commission is currently reviewing the response. If such response is deemed to be unsatisfactory to the European Commission, it may refer the matter to the European Court of Justice. The infringement proceeding at the European Commission against the Dutch government is still pending. It is unclear how the Dutch civil court ruling and the indication by the Dutch Minister of Economic Affairs to withdraw the laws will impact the European Commission proceedings. We cannot predict the effect on our results of operations, cash flows or financial position from any implementation of a resale regime.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium.

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

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third-party operators (including Belgacom), (ii) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus,” and (iii) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom).

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

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic TV (basic analog and digital video package) and minus 30% for the bundle of basic TV and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

costs for billing, franchise, consumer service, marketing and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic TV (basic analog and digital video package) and to minus 23% for the bundle of basic TV and broadband internet services. Even though the European Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgium Regulatory Authorities adopted such retail-minus tariffs on December 11, 2013.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection and the approval of the reference offers by the Belgium Regulatory Authorities, Telenet is now required to begin the process of implementing its reference offers. A final ruling on the merits can be expected during the second or third quarter of 2014. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the qualitative and the quantitative aspects of the reference offers.  Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is not expected before the fourth quarter of 2014. There can be no certainty that Telenet’s appeals will be successful.

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

FCO Regulatory Issues. Our acquisition of Kabel BW GmbH (KBW) was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve our acquisition of KBW. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. During the first quarter of 2014, interested third parties commented on our submission. We currently expect that the Federal Court of Justice will rule on our request during the third quarter of 2014. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected. If we are not granted the right to appeal, or if any appeal is unsuccessful and the Düsseldorf Court of Appeal’s ruling to overturn the FCO clearance becomes final and binding, our acquisition of KBW would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome, to refuse clearance of the transaction or clear the transaction unconditionally. We will continue to pursue any available opportunity to appeal the Düsseldorf Court of Appeal’s ruling. We do not expect that the continued proceedings relating to these appeals will have any impact on the integration and development of our operations in Germany or the day-to-day running of our business. We cannot predict the final outcome of this appeal process, however, any new decision by the FCO with respect to our acquisition of KBW as a result of the Düsseldorf Court of Appeal’s ruling, including any decision that increases the existing conditions we are subject to in connection with the FCO’s initial approval of our acquisition of KBW or imposes additional conditions, could have a material adverse impact on our results of operations, cash flows or financial position.
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

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

Virgin Media VAT Matter. Our application of the VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. We have estimated our maximum exposure in the event of an unfavorable outcome to be £37.2 million ($62.0 million) as of March 31, 2014. No portion of this exposure has been accrued by our company as the likelihood of loss is not considered to be probable. An initial hearing on these matters took place during 2013 but was adjourned with no conclusion. The next hearing is expected to take place in September 2014.

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

We have security accreditations across a range of business-to-business (B2B) products and services in order to increase our offerings to public sector organizations in the U.K. These accreditations are granted subject to periodic reviews of our policies and procedures by U.K. governmental authorities. A review of one of our most significant accreditations is ongoing. If we were to fail to maintain this or other accreditations or obtain new accreditations when required, it could impact our ability to provide certain offerings to the public sector.

Other. In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business, including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues and (iii) disputes over interconnection, programming, copyright and carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

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

During the second quarter of 2013, we began presenting our Belgium (Telenet) segment within our European Operations Division as a result of our decision to change how Telenet reports into our management structure. Segment information for the prior period has been retrospectively revised to reflect this change and to present the Chellomedia Disposal Group as a discontinued operation. Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	European Operations Division:

•	U.K. (Virgin Media)

•	Germany (Unitymedia KabelBW)

•	Belgium (Telenet)

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Chile (VTR Group)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. At March 31, 2014, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iii) intersegment eliminations within the European Operations Division. In Chile, the VTR Group includes VTR GlobalCom, which provides video, broadband internet and fixed-line telephony services, and VTR Wireless, which provides mobile services through a third-party wireless access arrangement. Our corporate and other category includes (a) less significant consolidated operating segments that provide (1) broadband communications services in Puerto Rico and (2) programming and other services and (b) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and operating cash flow. As we have the ability to control Telenet and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

	Revenue
	Three months ended March 31,
	2014	2013
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,727.9	$—
Germany (Unitymedia KabelBW)	695.9	618.2
Belgium (Telenet)	574.2	536.2
The Netherlands	318.1	314.8
Switzerland	352.8	326.0
Other Western Europe	230.6	222.6
Total Western Europe	3,899.5	2,017.8
Central and Eastern Europe	289.2	287.8
Central and other	33.9	31.8
Total European Operations Division	4,222.6	2,337.4
Chile (VTR Group)	225.3	250.4
Corporate and other	93.1	93.0
Intersegment eliminations (a)	(7.3)	(8.9)
Total	$4,533.7	$2,671.9
______________

(a)	Amounts are primarily related to transactions between our European Operations Division and our continuing programming operations.

	Operating cash flow
	Three months ended March 31,
	2014	2013
	in millions
European Operations Division:
U.K. (Virgin Media)	$736.5	$—
Germany (Unitymedia KabelBW)	429.0	360.0
Belgium (Telenet)	302.1	247.5
The Netherlands	183.3	184.8
Switzerland	206.4	182.2
Other Western Europe	113.1	104.8
Total Western Europe	1,970.4	1,079.3
Central and Eastern Europe	147.0	140.6
Central and other	(59.7)	(45.8)
Total European Operations Division	2,057.7	1,174.1
Chile (VTR Group)	82.7	85.2
Corporate and other	(16.9)	(10.6)
Intersegment eliminations (a)	4.0	11.3
Total	$2,127.5	$1,260.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

______________

(a)
Amounts are primarily related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2014	2013
	in millions

Total segment operating cash flow from continuing operations	$2,127.5	$1,260.0
Share-based compensation expense	(55.1)	(26.3)
Depreciation and amortization	(1,377.1)	(684.6)
Impairment, restructuring and other operating items, net	(113.6)	(20.9)
Operating income	581.7	528.2
Interest expense	(653.5)	(471.5)
Interest and dividend income	13.8	13.7
Realized and unrealized gains (losses) on derivative instruments, net	(376.6)	195.5
Foreign currency transaction losses, net	(20.8)	(136.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	(60.2)	70.8
Losses on debt modification and extinguishment, net	(20.9)	(158.3)
Other expense, net	(0.5)	(1.7)
Earnings (loss) from continuing operations before income taxes	$(537.0)	$40.4

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2014	2013
	in millions
Subscription revenue (a):
Video	$1,640.5	$1,212.7
Broadband internet (b)	1,141.7	659.3
Fixed-line telephony (b)	823.1	409.4
Cable subscription revenue	3,605.3	2,281.4
Mobile subscription revenue (c)	257.3	62.1
Total subscription revenue	3,862.6	2,343.5
B2B revenue (d)	372.5	117.3
Other revenue (b) (c) (e)	298.6	211.1
Total revenue	$4,533.7	$2,671.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report digital subscriber line (DSL) subscribers as revenue generating units (RGUs). Accordingly, for the three months ended March 31, 2013, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other revenue.

(c)
Mobile subscription revenue excludes $60.8 million and $23.2 million, respectively, of mobile interconnect revenue. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(d)
These amounts include B2B revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $46.5 million and $32.8 million, respectively, is included in cable subscription revenue.

(e)	Other revenue includes, among other items, interconnect, carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2014	2013
	in millions
European Operations Division:
U.K.	$1,727.9	$—
Germany	695.9	618.2
Belgium	574.2	536.2
Switzerland	352.8	326.0
The Netherlands	318.1	314.8
Poland	120.5	116.5
Ireland	119.6	114.4
Austria	111.0	108.2
Hungary	64.0	63.4
The Czech Republic	51.5	57.5
Romania	36.9	34.6
Slovakia	16.3	15.8
Other (a)	33.9	31.8
Total European Operations Division	4,222.6	2,337.4
Chile	225.3	250.4
Puerto Rico	74.7	73.2
Other, including intersegment eliminations	11.1	10.9
Total	$4,533.7	$2,671.9
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in the Czech Republic, Hungary, Romania and Slovakia.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2014
(unaudited)

(15)    Subsequent Events

Telenet Refinancing Transactions

In April 2014, Telenet entered into (i) a new €474.1 million ($652.9 million) term loan (Telenet Facility W) that matures on June 30, 2022 and (ii) a new €882.9 million ($1,215.9 million) term loan (Telenet Facility Y) that matures on June 30, 2023, each under Telenet’s senior secured credit facility (the Telenet Credit Facility). Telenet Facility W and Telenet Facility Y, each of which were borrowed with an original issue discount of 25 basis points, bear interest at EURIBOR plus 3.25% and EURIBOR plus 3.50%, respectively. The net proceeds from these issuances, along with available cash and cash equivalents, were used to fully redeem (i) the outstanding amounts under existing Facilities Q, R and T under the Telenet Credit Facility and (ii) the €100.0 million ($137.7 million) principal amount of 5.3% senior secured notes due November 2016 that were issued by a special purpose financing entity that is consolidated by Telenet. In addition, the commitments under Telenet’s then existing revolving credit facility (Telenet Facility S) were reduced from €158.0 million ($217.6 million) to €35.4 million ($48.8 million) and Telenet entered into a new €286.0 million ($393.9 million) revolving facility (Telenet Facility X) that matures on September 30, 2020 and bears interest at EURIBOR plus 2.75%. Telenet Facility X has a commitment fee on unused and uncancelled balances of 1.10% per year.

Virgin Media Refinancing Transactions

In April 2014, Virgin Media entered into (i) a new £100.0 million ($166.8 million) term loan (VM Facility D) that matures on June 30, 2022 and (ii) a new £849.4 million ($1,416.8 million) term loan (VM Facility E) that matures on June 30, 2023, each under the VM Credit Facility. VM Facility D and VM Facility E bear interest at LIBOR plus 3.25% and LIBOR plus 3.5%, respectively, in each case subject to a LIBOR floor of 0.75%. In connection with these transactions, certain lenders under the existing VM Facility C will effectively roll £500.4 million ($834.7 million) of their drawn commitments under VM Facility C to VM Facility D and VM Facility E. VM Facility D and VM Facility E are expected to be drawn on or around May 12, 2014 and, on May 22, 2014, the net proceeds, together with the net proceeds from the Additional 2029 VM Senior Secured Notes, will be used to fully redeem the 2018 VM Dollar Senior Secured Notes, including the related redemption premium.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2013 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2014 and 2013.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2014.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the maturity of our markets, the anticipated impacts of new legislation, anticipated revenue decreases or cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2013 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions, including the pending acquisition of Ziggo, and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the present and any future conditions imposed in connection with the acquisition of KBW on our operations in Germany;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have or may acquire, such as the Virgin Media Acquisition and the pending acquisition of Ziggo;

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services with consolidated operations at March 31, 2014 in 14 countries. Through Virgin Media, Unitymedia KabelBW and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K., Germany and Belgium, respectively. Through UPC Holding, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in three European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” Our broadband communications operations in Chile are provided through VTR GlobalCom. Through VTR Wireless, we also offer mobile services in Chile. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as the “VTR Group.” Our consolidated operations also include the broadband communications operations of Liberty Puerto Rico, an entity in which we hold a 60% ownership interest.

We have completed a number of transactions that impact the comparability of our 2014 and 2013 results of operations. The most significant of these was the Virgin Media Acquisition on June 7, 2013. We also completed a number of less significant acquisitions in Europe during 2013 and the first three months of 2014.

On January 31, 2014, we completed the Chellomedia Transaction and, accordingly, the Chellomedia Disposal Group is reflected as a discontinued operation in our condensed consolidated statements of operations and cash flows for all periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our pending and completed acquisitions and our discontinued operation, see note 2 to our condensed consolidated financial statements.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At March 31, 2014, we owned and operated networks that passed 47,349,900 homes and served 48,637,300 RGUs, consisting of 21,727,400 video subscribers, 14,611,800 broadband internet subscribers and 12,298,100 fixed-line telephony subscribers. In addition, at March 31, 2014, we served 4,143,200 mobile subscribers.

Including the effects of acquisitions, we added a total of 369,500 RGUs during the first three months of 2014. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 345,100 RGUs on an organic basis during the three months ended March 31, 2014, as compared to 372,800 RGUs that we added on an organic basis during the corresponding period in 2013. The organic RGU growth during the three months ended March 31, 2014 is attributable to the growth of our (i) broadband internet services, which added 239,200 RGUs, (ii) fixed-line telephony services, which added 176,700 RGUs, and (iii) digital cable services, which added 117,700 RGUs. The growth of our broadband internet, fixed-line telephony and digital cable services was partially offset by a decline in our analog cable RGUs of 171,800 and less significant declines in our DTH video services and multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node (referred to herein as FTTx) and advanced DSL technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in total subscription revenue and overall revenue in the Netherlands during the first quarter of 2014, as compared to the first quarter of 2013;

(ii)
organic declines in subscription revenue from (a) broadband internet services in the Netherlands and (b) fixed-line telephony services in Belgium during the first quarter of 2014, as compared to the first quarter of 2013;

(iii)
organic declines in subscription revenue from (a) broadband internet services in the Netherlands and (b) fixed-line telephony services in Belgium during the first quarter of 2014, as compared to the fourth quarter of 2013;

(iv)
organic declines in video RGUs in most of our markets during the first quarter of 2014, as net declines in our analog cable RGUs generally exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(v)
organic declines in ARPU from (a) broadband internet in the Netherlands and (b) fixed-line telephony services in all of our markets during the first quarter of 2014, as compared to the first quarter of 2013; and

(vi)	organic declines in overall ARPU in the Netherlands and many of our other markets during the first quarter of 2014, as compared to the first quarter of 2013.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2014 and 2013 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity. Normally, any such impacts would not be significant, however, due to the size of the Virgin Media Acquisition, certain of our consolidated organic revenue growth rates are significantly different from the growth rates we would have reported if we had excluded Virgin Media’s organic growth from the organic growth rate calculations. Accordingly, to provide an additional perspective on the growth of the components of our consolidated revenue, we present organic revenue growth rates that exclude Virgin Media’s organic growth in a note to our consolidated product revenue table included under Discussion and Analysis of our Consolidated Operations.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) during the three months ended March 31, 2014 was to the euro and British pound sterling as 41.5% and 38.1% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and operating cash flow. As we have the ability to control Telenet and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services, and certain of our reportable segments provide mobile services. For detailed information regarding the composition of our reportable segments, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable share-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2014 and 2013. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2014 and 2013 at the end of this section.

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

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, VAT rates have increased in certain of the countries in which we operate over the past few years. In addition, the VAT rates that are applicable to the operations of UPC DTH in Hungary, the Czech Republic and Slovakia are scheduled to increase significantly effective January 1, 2015.

We pay interconnection fees to telephony providers when calls or text messages from our subscribers terminate on another network and receive similar fees from providers when calls or text messages from their customers terminate on our network through interconnection points. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight in many of our markets. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes in future periods, we would experience corresponding changes in our interconnect revenue and costs. The ultimate impact of any such changes in termination rates on our operating cash flow would be dependent on the call or text messaging patterns that are subject to the changed termination rates.

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,727.9	$—	$1,727.9	N.M.	N.M.
Germany (Unitymedia KabelBW)	695.9	618.2	77.7	12.6	8.4
Belgium (Telenet)	574.2	536.2	38.0	7.1	3.2
The Netherlands	318.1	314.8	3.3	1.0	(2.6)
Switzerland	352.8	326.0	26.8	8.2	3.6
Other Western Europe	230.6	222.6	8.0	3.6	(0.5)
Total Western Europe	3,899.5	2,017.8	1,881.7	93.3	5.1
Central and Eastern Europe	289.2	287.8	1.4	0.5	(0.5)
Central and other	33.9	31.8	2.1	6.6	3.6
Total European Operations Division	4,222.6	2,337.4	1,885.2	80.7	4.4
Chile (VTR Group)	225.3	250.4	(25.1)	(10.0)	5.1
Corporate and other	93.1	93.0	0.1	0.1	(0.6)
Intersegment eliminations	(7.3)	(8.9)	1.6	N.M.	N.M.
Total	$4,533.7	$2,671.9	$1,861.8	69.7	4.4
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

U.K. (Virgin Media). The increase in Virgin Media’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, is entirely attributable to the June 7, 2013 Virgin Media Acquisition. During the three months ended March 31, 2014, Virgin Media generated revenue of $1,727.9 million, representing a $16.3 million or 1.0% organic increase over the revenue reported by Virgin Media during the corresponding 2013 period, as adjusted to reflect (i) a pro forma $15.0 million decrease in revenue associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts effective June 7, 2012 and (ii) the impact of an acquisition. The pro forma organic increase in Virgin Media’s revenue during the three months ended March 31, 2014 is primarily attributable to the net effect of (i) an increase in cable subscription revenue of $33.1 million or 3.0%, (ii) an increase in mobile subscription revenue of $8.5 million or 5.0% and (iii) a decrease in non-subscription revenue of $25.3 million or 7.4%.

The increase in Virgin Media’s cable subscription revenue is due to increases in (i) ARPU and (ii) the average number of RGUs, as an increase in the average number of broadband internet RGUs was only partially offset by declines in the average numbers of digital cable and fixed-line telephony RGUs. The increase in Virgin Media’s cable subscription revenue related to a change in ARPU is primarily due to a net increase resulting from the following factors: (a) higher ARPU due to February 2013 and 2014 price increases for broadband internet, digital cable and fixed-line telephony services and an October 2013 price increase for certain broadband internet services, (b) lower ARPU due to the impacts of higher discounts, (c) lower ARPU due to lower usage of fixed-line telephony and (d) higher ARPU due to increased penetration of Tivo-enabled set-top boxes.

The increase in Virgin Media’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the number of customers taking postpaid mobile services, (ii) a decline in the number of prepaid mobile customers, (iii) a reduction in chargeable usage as subscribers moved to higher-limit and unlimited usage bundles, (iv) a decrease due to higher proportions of our postpaid customers taking lower-priced subscriber identification module or “SIM”-only contracts and (v) a July 2013 price increase. In addition, the growth in our mobile subscription revenue was negatively impacted by the $6.0 million net impact of certain nonrecurring adjustments that were recorded during the first quarter of 2013.

The decrease in Virgin Media’s non-subscription revenue is primarily attributable to decreases in (i) interconnect revenue as a result of lower mobile and fixed-line telephony termination rates, (ii) Virgin Media’s non-cable subscriber base, (iii) mobile handset sales and (iv) B2B revenue. The decrease in B2B revenue is primarily attributable to the net effect of (a) a decline in B2B voice revenue and (b) an increase in B2B data revenue.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers.  The change took effect on May 1, 2014 and will have effects on Virgin Media and some of its competitors.  Virgin Media currently believes that this legislative change will result in a reduction in revenue and operating income of approximately £28 million ($47 million) to £30 million ($50 million) from the effective date of May 1, 2014 through the end of 2014.

Germany (Unitymedia KabelBW). The increase in Unitymedia KabelBW’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic increase of $52.0 million or 8.4% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$27.1	$—	$27.1
ARPU (d)	9.0	—	9.0
Total increase in cable subscription revenue	36.1	—	36.1
Increase in mobile subscription revenue (e)	1.4	—	1.4
Total increase in subscription revenue	37.5	—	37.5
Increase in B2B revenue	—	1.0	1.0
Increase in other non-subscription revenue (f)	—	13.5	13.5
Total organic increase	37.5	14.5	52.0
Impact of FX	22.9	2.8	25.7
Total	$60.4	$17.3	$77.7
_______________

(a)
Unitymedia KabelBW’s subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Unitymedia KabelBW’s video subscribers. Unitymedia KabelBW’s bulk agreements are, to a significant extent, medium- and long-term contracts, although bulk agreements related to approximately 15% of the video subscribers that Unitymedia KabelBW serves through these agreements expire by the end of 2015. During the three months ended March 31, 2014, Unitymedia KabelBW’s 20 largest bulk agreement accounts generated approximately 7% of its total revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and fixed-line telephony services). No assurance can be given that Unitymedia KabelBW’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to the FCO in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements). The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. At March 31, 2014, approximately 14% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) as of March 31, 2014 accounted for less than 1% of Unitymedia KabelBW’s total revenue during the three months ended March 31, 2014. During the third quarter of 2013, the Düsseldorf Court of Appeal decided to overturn the FCO’s decision to clear our acquisition of KBW. For additional information, see note 13 to our condensed consolidated financial statements.

(b)
Unitymedia KabelBW’s other non-subscription revenue includes fees received for the carriage of certain channels included in Unitymedia KabelBW’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2014 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Unitymedia KabelBW’s total revenue during the three months ended March 31, 2014.  In 2012, public broadcasters sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. We have rejected these termination notices and we are seeking to negotiate with the public broadcasters to reach an acceptable agreement. Accordingly, beginning in 2013, we ceased recognition of the impacted revenue and will not recognize any future related revenue until such time as we resolve these disputes. In addition, some private broadcasters are seeking to change the distribution model to eliminate the payment of carriage fees and instead require that cable operators pay license fees to the broadcasters.  In this regard, we are currently in negotiations with certain of the larger commercial broadcasters and we expect to reach agreements that are acceptable to all parties, although no assurance can be given that any of our agreements with broadcasters will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Unitymedia KabelBW receives for each channel is limited by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increase in Unitymedia KabelBW’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(d)
The increase in Unitymedia KabelBW’s cable subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix attributable to higher proportions of broadband internet and fixed-line telephony RGUs and (ii) a net increase resulting primarily from the following factors: (a) higher ARPU from broadband internet and digital cable services, (b) lower ARPU from fixed-line telephony services due to the net impact of (1) a decrease in ARPU associated with lower fixed-line telephony call volume for customers on usage-based calling plans and (2) an increase in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (c) lower ARPU from analog cable services primarily due to lower negotiated rates for certain bulk agreements and higher proportions of customers receiving discounted analog cable services through these agreements.

(e)
The increase in Unitymedia KabelBW’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services.

(f)
The increase in Unitymedia KabelBW’s other non-subscription revenue is primarily attributable to the net effect of (i) an increase in network usage revenue of $11.4 million, substantially all of which relates to the settlement of prior year amounts, (ii) a $4.3 million decrease in interconnect revenue, substantially all of which is attributable to lower fixed-line termination rates, and (iii) an increase in installation revenue.

Belgium (Telenet). The increase in Telenet’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic increase of $17.0 million or 3.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$13.2	$—	$13.2
ARPU (b)	2.9	—	2.9
Total increase in cable subscription revenue	16.1	—	16.1
Increase in mobile subscription revenue (c)	3.7	—	3.7
Total increase in subscription revenue	19.8	—	19.8
Increase in B2B revenue	—	1.2	1.2
Decrease in other non-subscription revenue (d)	—	(4.0)	(4.0)
Total organic increase (decrease)	19.8	(2.8)	17.0
Impact of FX	18.1	2.9	21.0
Total	$37.9	$0.1	$38.0
_______________

(a)
The increase in Telenet’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, digital cable and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in Telenet’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) an improvement in RGU mix, attributable to higher proportions of digital cable, broadband internet and fixed-line telephony RGUs, and (ii) a net decrease resulting primarily from the following factors: (a) higher ARPU due to (1) higher-priced tiers of services in our bundles and (2) February 2014 price increases for certain existing analog and digital cable, broadband internet and fixed-line telephony services, (b) lower ARPU due to the impacts of higher bundling and promotional discounts, (c) lower ARPU from fixed-line telephony services due to (I) lower fixed-line telephony call volume for customers on usage-based plans and (II) a higher proportion of customers migrating to fixed-rate calling plans and (d) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of broadband internet services.

(c)
The increase in Telenet’s mobile subscription revenue is due primarily to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU due to (a) the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services and (b) a reduction in billable usage.

(d)
The decrease in Telenet’s other non-subscription revenue is primarily due to the net effect of (i) a decrease in mobile handset sales of $5.8 million, (ii) an increase in interconnect revenue of $3.9 million, primarily associated with growth in mobile services, and (iii) individually insignificant changes in other non-subscription revenue categories. The decrease in Telenet’s mobile handset sales, which typically generate relatively low margins, is primarily due to a decrease in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

The Netherlands. The increase in the Netherlands’ revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic decrease of $8.3 million or 2.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$0.1	$—	$0.1
ARPU (b)	(7.1)	—	(7.1)
Total decrease in cable subscription revenue	(7.0)	—	(7.0)
Decrease in B2B revenue	—	(0.5)	(0.5)
Decrease in other non-subscription revenue (c)	—	(0.8)	(0.8)
Total organic decrease	(7.0)	(1.3)	(8.3)
Impact of FX	10.6	1.0	11.6
Total	$3.6	$(0.3)	$3.3
_______________

(a)
The increase in the Netherlands’ cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, broadband internet and digital cable RGUs that were largely offset by a decline in the average number of analog cable RGUs.

(b)
The decrease in the Netherlands’ cable subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease resulting primarily from the following factors: (a) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of broadband internet and fixed-line telephony services and (b) lower ARPU due to a decrease in fixed-line telephony call volume and (ii) an improvement in RGU mix, primarily attributable to higher proportions of digital cable RGUs.

(c)	The decrease in the Netherlands’ other non-subscription revenue is due to individually insignificant changes in various non-subscription revenue categories.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 13 to our condensed consolidated financial statements.

Switzerland. The increase in Switzerland’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic increase of $11.8 million or 3.6%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$7.6	$—	$7.6
ARPU (b)	6.0	—	6.0
Total increase in cable subscription revenue	13.6	—	13.6
Increase in B2B revenue	—	1.4	1.4
Decrease in other non-subscription revenue (c)	—	(3.2)	(3.2)
Total organic increase (decrease)	13.6	(1.8)	11.8
Impact of acquisitions	1.3	(0.7)	0.6
Impact of FX	12.3	2.1	14.4
Total	$27.2	$(0.4)	$26.8
_______________

(a)
The increase in Switzerland’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, digital cable and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in Switzerland’s cable subscription revenue related to a change in ARPU is due to (i) an improvement in RGU mix, primarily attributable to higher proportions of broadband internet and digital cable RGUs, and (ii) a net increase resulting largely from the following factors: (a) higher ARPU due to January 2014 price increases for broadband internet and video services, (b) higher ARPU from incremental digital cable services and (c) lower ARPU due to the impact of bundling discounts.

(c)
The decrease in Switzerland’s other non-subscription revenue is primarily attributable to (i) a decrease in installation revenue and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Other Western Europe. The increase in Other Western Europe’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic decrease of $1.1 million or 0.5%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in (a):
Average number of RGUs (b)	$9.7	$—	$9.7
ARPU (c)	(5.8)	—	(5.8)
Total increase in cable subscription revenue	3.9	—	3.9
Decrease in B2B revenue	—	(2.3)	(2.3)
Decrease in other non-subscription revenue (a) (d)	—	(2.7)	(2.7)
Organic increase (decrease)	3.9	(5.0)	(1.1)
Impact of an acquisition	0.5	—	0.5
Impact of FX	7.9	0.7	8.6
Total	$12.3	$(4.3)	$8.0
_______________

(a)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, for the three months ended March 31, 2013, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other non-subscription revenue.

(b)
The increase in Other Western Europe’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, broadband internet and, to a lesser extent, digital cable RGUs in each of Ireland and Austria that were only partially offset by a decline in the average number of analog cable RGUs in each of Austria and Ireland and, to a lesser extent, MMDS video RGUs in Ireland.

(c)
The decrease in Other Western Europe’s cable subscription revenue related to a change in ARPU is attributable to a decrease in ARPU in each of Ireland and Austria. Other Western Europe’s overall ARPU was impacted by an adverse change in RGU mix, primarily attributable to a higher proportion of digital cable RGUs in Ireland and a lower proportion of fixed-line telephony RGUs in each of Ireland and Austria. The lower ARPU in Ireland is also largely due to the net effect of (i) lower ARPU due to the impact of bundling discounts, (ii) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles and (iii) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based plans. Austria’s ARPU slightly decreased as the impact of higher bundling discounts was only partially offset by a January 2014 price increase for video services.

(d)
The decrease in Other Western Europe’s other non-subscription revenue is due primarily to (i) a decrease in installation revenue in Ireland and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Central and Eastern Europe. The increase in Central and Eastern Europe’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic decrease of $1.4 million or 0.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.3	$—	$5.3
ARPU (b)	(6.6)	—	(6.6)
Total decrease in cable subscription revenue	(1.3)	—	(1.3)
Increase in B2B revenue	—	0.9	0.9
Decrease in other non-subscription revenue (c)	—	(1.0)	(1.0)
Total organic decrease	(1.3)	(0.1)	(1.4)
Impact of FX	2.4	0.4	2.8
Total	$1.1	$0.3	$1.4
_______________

(a)
The increase in Central and Eastern Europe’s cable subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs in Poland, Romania, Hungary and Slovakia that were only partially offset by (i) declines in the average numbers of analog cable RGUs in Poland, Romania, Hungary and Slovakia and (ii) declines in the average numbers of digital cable and fixed-line telephony RGUs in the Czech Republic.

(b)
The decrease in the Central and Eastern Europe’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease resulting primarily from the following factors: (a) lower ARPU due to the impact of higher bundling discounts, (b) higher ARPU due to the inclusion of higher-priced tiers of digital cable and broadband internet services in our promotional bundles, (c) lower ARPU from fixed-line telephony services, primarily due to (1) an increase in the proportion of subscribers receiving lower-priced calling plans and (2) a decrease in call volume for customers on usage-based calling plans and (d) lower ARPU from incremental digital cable services and (ii) an improvement in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs.

(c)
The decrease in Central and Eastern Europe’s non-subscription revenue is primarily due to a decrease in interconnect revenue, largely in Poland as a result of lower fixed-line telephony termination rates.

Chile (VTR Group). The decrease in the VTR Group’s revenue during the three months ended March 31, 2014, as compared to the corresponding period in 2013, includes (i) an organic increase of $12.9 million or 5.1% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$11.3	$—	$11.3
ARPU (b)	5.5	—	5.5
Total increase in cable subscription revenue	16.8	—	16.8
Decrease in mobile subscription revenue	(0.3)	—	(0.3)
Total increase in subscription revenue	16.5	—	16.5
Decrease in non-subscription revenue (c)	—	(3.6)	(3.6)
Total organic increase (decrease)	16.5	(3.6)	12.9
Impact of FX	(35.8)	(2.2)	(38.0)
Total	$(19.3)	$(5.8)	$(25.1)
_______________

(a)
The increase in the VTR Group’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in the VTR Group’s cable subscription revenue related to a change in ARPU is due to (i) a net increase resulting from the following factors: (a) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (b) higher ARPU from broadband internet services, (c) lower ARPU due to the impact of higher bundling and promotional discounts and (d) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based plans and (ii) an improvement in RGU mix, primarily attributable to higher proportions of digital cable, fixed-line telephony and broadband internet RGUs.

(c)
The decrease in the VTR Group’s non-subscription revenue is primarily attributable to (i) a decrease in interconnect revenue primarily associated with a January 2014 decline in mobile terminations rates, (ii) a decrease in prepaid mobile handset sales and (iii) a decrease in installation revenue.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$768.7	$—	$768.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	162.0	161.7	0.3	0.2	(3.4)
Belgium (Telenet)	206.5	230.9	(24.4)	(10.6)	(13.6)
The Netherlands	96.1	95.3	0.8	0.8	(2.9)
Switzerland	98.4	92.2	6.2	6.7	2.3
Other Western Europe	85.5	86.9	(1.4)	(1.6)	(5.6)
Total Western Europe	1,417.2	667.0	750.2	112.5	(6.4)
Central and Eastern Europe	103.9	109.5	(5.6)	(5.1)	(6.1)
Central and other	35.5	31.3	4.2	13.4	10.3
Total European Operations Division	1,556.6	807.8	748.8	92.7	(5.7)
Chile (VTR Group)	101.4	120.5	(19.1)	(15.9)	(1.7)
Corporate and other	50.2	54.1	(3.9)	(7.2)	(8.0)
Intersegment eliminations	(10.7)	(19.5)	8.8	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	1,697.5	962.9	734.6	76.3	(4.5)
Share-based compensation expense	1.3	3.9	(2.6)	(66.7)
Total	$1,698.8	$966.8	$732.0	75.7
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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $748.8 million or 92.7% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase includes $720.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses decreased $45.9 million or 5.7%. This decrease includes the following factors:

•
A decrease in mobile handset costs of $19.7 million in Belgium, due primarily to (i) lower costs associated with subscriber promotions involving free or heavily-discounted handsets and (ii) decreased mobile handset sales to third-party retailers;

•
A decrease in interconnect costs of $15.2 million or 15.7%, due primarily to the net effect of (i) decreased costs due to lower call volumes predominantly in Belgium, the Netherlands, Ireland, Germany and the U.K., (ii) increased costs in Belgium attributable to mobile subscriber growth, (iii) decreased costs due to lower rates, primarily in Germany and the U.K., and (iv) a decrease of $2.6 million in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency;

•
A decrease in personnel costs of $12.5 million or 9.1%, due primarily to the net effect of (i) decreased staffing levels, primarily as a result of integration and reorganization activities in the U.K. associated with the Virgin Media Acquisition, (ii) annual wage increases, primarily in the U.K., Germany, Belgium and the Netherlands, and (iii) decreased costs related to a higher proportion of capitalizable activities, primarily in Germany;

•
An increase in programming and copyright costs of $5.8 million or 2.4%, due primarily to (i) growth in digital video services in the U.K., Belgium, Switzerland, Germany and Hungary and (ii) increased costs for sports rights in the U.K. In addition, accrual releases related to the settlement or reassessment of operational contingencies resulted in a net decrease in programming and copyright costs of $19.4 million, as the impact of accrual releases during the first quarter of 2014 in Belgium of $16.9 million and in Poland of $7.0 million more than offset the $4.5 million aggregate impact of similar reassessments and settlements that reduced the first quarter 2013 costs in Belgium and the Netherlands; and

•
A decrease in outsourced labor and professional fees of $4.0 million or 7.1%, due primarily to the net effect of (i) lower call center costs in Belgium, the Netherlands and the U.K., and (ii) higher call center costs in Germany.

Chile (VTR Group). The VTR Group’s operating expenses (exclusive of share-based compensation expense) decreased $19.1 million or 15.9% during the three months ended March 31, 2014 as compared to the corresponding period in 2013. Excluding the effects of FX, the VTR Group’s operating expenses decreased $2.1 million or 1.7%. This decrease includes the following factors:

•
An increase in programming and copyright costs of $6.8 million or 17.8%, primarily associated with (i) growth in digital cable services and (ii) an increase arising from foreign currency exchange rate fluctuations with respect to the VTR Group’s U.S. dollar denominated programming contracts. A significant portion of the VTR Group’s programming costs are denominated in U.S. dollars;

•
A decrease in facilities expenses of $4.9 million or 86.9%, due primarily to lower tower and real estate rental costs, as the discounted fair value of all remaining payments due under these leases was included in the restructuring charges recorded by VTR Wireless during the third and fourth quarters of 2013 in connection with certain strategic changes that were implemented with regard to the mobile operations of VTR Wireless;

•
A decrease in mobile access and interconnect costs of $0.2 million or 0.9%, primarily attributable to the net effect of (i) lower mobile access charges at VTR Wireless due to the impact of lower rates and (ii) higher interconnect costs at VTR GlobalCom, as the impact of higher call volume was only partially offset by lower rates; and

•	A net decrease resulting from individually insignificant changes in other operating expense categories.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$222.7	$—	$222.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	104.9	96.5	8.4	8.7	4.7
Belgium (Telenet)	65.6	57.8	7.8	13.5	9.4
The Netherlands	38.7	34.7	4.0	11.5	7.6
Switzerland	48.0	51.6	(3.6)	(7.0)	(10.8)
Other Western Europe	32.0	30.9	1.1	3.6	(0.9)
Total Western Europe	511.9	271.5	240.4	88.5	(0.9)
Central and Eastern Europe	38.3	37.7	0.6	1.6	0.5
Central and other	58.1	46.3	11.8	25.5	21.3
Total European Operations Division	608.3	355.5	252.8	71.1	2.1
Chile (VTR Group)	41.2	44.7	(3.5)	(7.8)	7.4
Corporate and other	59.8	49.5	10.3	20.8	18.2
Intersegment eliminations	(0.6)	(0.7)	0.1	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	708.7	449.0	259.7	57.8	4.5
Share-based compensation expense	53.8	22.4	31.4	140.2
Total	$762.5	$471.4	$291.1	61.8
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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $252.8 million or 71.1% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase includes $217.8 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $7.6 million or 2.1%. This increase includes the following factors:

•
An increase in information technology-related expenses of $10.2 million or 58.0%, due primarily to higher software and other information technology-related maintenance costs, primarily in the U.K., the European Operations Division’s central operations and Germany;

•
An increase in outsourced labor and professional fees of $5.8 million or 25.2%, due primarily to an increase in consulting costs related to strategic initiatives in the European Operations Division’s central operations, Belgium and Germany;

•
A decrease in sales and marketing costs of $6.8 million or 5.4%, due primarily to the net effect of (i) lower third-party sales commissions, primarily in the U.K. , Belgium and Switzerland, and (ii) higher costs associated with rebranding and other advertising campaigns, as increased costs in Belgium and Germany more than offset decreases in the U.K. and Switzerland; and

•
A decrease in personnel costs of $1.2 million or 0.9%, due to the net effect of (i) decreased staffing levels in the U.K. as a result of integration and reorganization activities associated with the Virgin Media Acquisition, (ii) annual wage increases, primarily in the U.K., the Netherlands, Belgium, the European Operations Division’s central operations and Germany, (iii) increased staffing levels in Germany, the European Operations Division’s central operations and the Netherlands, and (iv) higher bonus costs in the European Operations Division’s central operations.

Chile (VTR Group). The VTR Group’s SG&A expenses (exclusive of share-based compensation expense) decreased $3.5 million or 7.8% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Excluding the effects of FX, the VTR Group’s SG&A expenses increased $3.3 million or 7.4%. This increase includes the following factors:

•
An increase in sales and marketing costs of $4.0 million or 29.1%, primarily due to the net effect of (i) higher advertising costs and third-party sales commissions at VTR GlobalCom and (ii) lower third-party sales commissions at VTR Wireless;

•
An increase in VTR GlobalCom’s personnel costs of $0.2 million or 1.2%, primarily due to the net effect of (i) a $2.0 million decrease due to lower staffing levels and (ii) a $1.5 million increase due to higher severance costs; and

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$736.5	$—	$736.5	N.M.	N.M.
Germany (Unitymedia KabelBW)	429.0	360.0	69.0	19.2	14.7
Belgium (Telenet)	302.1	247.5	54.6	22.1	17.4
The Netherlands	183.3	184.8	(1.5)	(0.8)	(4.4)
Switzerland	206.4	182.2	24.2	13.3	8.3
Other Western Europe	113.1	104.8	8.3	7.9	3.9
Total Western Europe	1,970.4	1,079.3	891.1	82.6	13.7
Central and Eastern Europe	147.0	140.6	6.4	4.6	3.6
Central and other	(59.7)	(45.8)	(13.9)	(30.3)	(26.4)
Total European Operations Division	2,057.7	1,174.1	883.6	75.3	12.0
Chile (VTR Group)	82.7	85.2	(2.5)	(2.9)	13.6
Corporate and other	(16.9)	(10.6)	(6.3)	(59.4)	N.M.
Intersegment eliminations	4.0	11.3	(7.3)	N.M.	N.M.
Total	$2,127.5	$1,260.0	$867.5	68.8	11.1
_______________

N.M. — Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2014	2013
	%
European Operations Division:
U.K. (Virgin Media)	42.6	N.M.
Germany (Unitymedia KabelBW)	61.6	58.2
Belgium (Telenet)	52.6	46.2
The Netherlands	57.6	58.7
Switzerland	58.5	55.9
Other Western Europe	49.0	47.1
Total Western Europe	50.5	53.5
Central and Eastern Europe	50.8	48.9
Total European Operations Division	48.7	50.2
Chile (VTR Group)	36.7	34.0
_______________

N.M. — Not Meaningful.

With the exception of the Netherlands, the operating cash flow margins of the European Operations Division’s reportable segments increased during the three months ended March 31, 2014, as compared to the corresponding period in 2013. These increases are attributable to (i) improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses, and (ii) the favorable impact of nonrecurring items in Belgium, Poland and Germany. For additional information regarding the favorable nonrecurring items, see the applicable discussion under the European Operations Division (operating expenses) and the Unitymedia KabelBW (revenue) sections of the Discussion and Analysis of our Reportable Segments. As discussed above under Overview, the incumbent telecommunications operator is overbuilding our network in the Netherlands using FTTx and advanced DSL technologies. As a result, the Netherlands is experiencing significant competition from this telecommunications operator and we expect that the Netherlands will be challenged to maintain its current operating cash flow margin for the remainder of 2014 and future periods. In addition, the operating cash flow margin of the European Operations Division during the first quarter of 2014 was negatively impacted by (a) the inclusion of the relatively lower operating cash flow margin of Virgin Media and (b) increases in the operating cash flow deficit of the European Operations Division’s central and other category, primarily attributable to (1) an increase in personnel costs and (2) increases in consulting and information technology-related expenses associated with strategic initiatives.

The increase in the VTR Group’s operating cash flow margin reflects the net effect of (i) improved operational leverage at VTR GlobalCom, (ii) lower facilities expenses at VTR Wireless and (iii) increases in programming and copyright costs at VTR GlobalCom, as described under the VTR Group section of the Operating Expenses of our Reportable Segments.

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

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase		Organic increase (decrease) (f)
	2014	2013	$	%	%
	in millions
Subscription revenue (a):
Video	$1,640.5	$1,212.7	$427.8	35.3	0.2
Broadband internet (b)	1,141.7	659.3	482.4	73.2	16.8
Fixed-line telephony (b)	823.1	409.4	413.7	101.1	0.7
Cable subscription revenue	3,605.3	2,281.4	1,323.9	58.0	5.1
Mobile subscription revenue (c)	257.3	62.1	195.2	314.3	13.3
Total subscription revenue	3,862.6	2,343.5	1,519.1	64.8	5.3
B2B revenue (d)	372.5	117.3	255.2	217.6	7.3
Other revenue (b) (c) (e)	298.6	211.1	87.5	41.4	(7.9)
Total revenue	$4,533.7	$2,671.9	$1,861.8	69.7	4.4
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)
In connection with the Virgin Media Acquisition, we determined that we would no longer externally report DSL subscribers as RGUs. Accordingly, for the three months ended March 31, 2013, we have reclassified the revenue from our DSL subscribers in Austria from broadband internet and fixed-line telephony subscription revenue to other revenue.

(c)
Mobile subscription revenue excludes $60.8 million and $23.2 million, respectively, of mobile interconnect revenue. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(d)
These amounts include B2B revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $46.5 million and $32.8 million, respectively, is included in cable subscription revenue.

(e)	Other revenue includes, among other items, interconnect, carriage fee and installation revenue.

(f)
As further described under Material Changes in Results of Operations above, our organic revenue growth rates are impacted by the organic growth of Virgin Media. Excluding the impacts of the organic growth of Virgin Media, our organic growth rates would have been as follows:

Organic increase (decrease)
%

Subscription revenue:
Video	0.4
Broadband internet	11.1
Fixed-line telephony	0.6
Cable subscription revenue	3.6
Mobile	7.6
Total subscription revenue	3.7
B2B revenue	0.5
Other revenue	(0.5)
Total revenue	3.2

Total revenue. Our consolidated revenue increased $1,861.8 million during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase includes $1,587.6 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $116.8 million or 4.4%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for three months ended March 31, 2014, as compared to the corresponding period in 2013, are as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$119.0
ARPU	(2.3)
Total increase in cable subscription revenue	116.7
Increase in mobile subscription revenue	8.2
Total organic increase in subscription revenue	124.9
Impact of acquisitions	1,266.3
Impact of FX	127.9
Total	$1,519.1

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $124.9 million or 5.1% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $110.9 million or 16.8%, primarily attributable to an increase in the average number of broadband internet RGUs and, to a lesser extent, higher ARPU from broadband internet services, (ii) an increase in subscription revenue from video services of $3.0 million or 0.2%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs, and (iii) an increase in subscription revenue from fixed-line telephony services of $2.8 million or 0.7%, as the impact of an increase in the average number of fixed-line telephony RGUs was only partially offset by lower ARPU from fixed-line telephony services. Our consolidated mobile subscription revenue increased $8.2 million or 13.3% during the three months ended March 31, 2014, as compared to the corresponding period in 2013, primarily in Belgium, the U.K. and Germany.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $8.6 million or 7.3% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase is primarily due to the net effect of (i) increases in the U.K. and, to a lesser extent, Switzerland, Belgium and Germany and (ii) decreases in Ireland and Austria.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue decreased $16.7 million or 7.9% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This decrease is primarily attributable to the net impact of (i) a decrease in fixed-line interconnect revenue, (ii) an increase in Germany’s network usage revenue of $11.4 million, substantially all of which relates to the settlement of prior year amounts, (iii) a decrease in mobile handset sales in Belgium and Chile and (iv) a decrease in installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $732.0 million during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase includes $720.0 million attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which decreased $2.6 million during the three months ended March 31, 2014. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses decreased $43.2 million or 4.5% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This decrease is primarily attributable to the net effect of (i) a decrease in mobile handset costs in Belgium, (ii) a decrease in personnel costs, (iii) a decrease in interconnect costs and (iv) an increase in programming and copyright costs. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $291.1 million during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase includes $217.8 million attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which increased $31.4 million during the three months ended March 31, 2014. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $20.1 million or 4.5% during the three months ended March 31, 2014, as compared to the corresponding period in 2013. This increase is due primarily to increases in (i) information technology-related expenses, (ii) personnel costs and (iii) outsourced labor and professional fees. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$20.6	$4.1
Other share-based incentive awards	30.2	11.2
Total Liberty Global shares (b)	50.8	15.3
Telenet share-based incentive awards (c)	2.9	11.0
Other	1.4	0.5
Total	$55.1	$26.8
Included in:
Operating expense	$1.3	$3.9
SG&A expense	53.8	22.4
Total	$55.1	$26.3
_______________

(a)	Includes share-based compensation expense related to Liberty Global PSUs and, for the 2014 period, the Challenge Performance Awards.

(b)
In connection with the Virgin Media Acquisition, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. During the 2014 period, Virgin Media recorded share-based compensation expense of $19.3 million, primarily related to the Virgin Media Replacement Awards.

(c)	The amount for the 2013 period includes $6.4 million related to the accelerated vesting of options granted under the Telenet 2010 SSOP.

For additional information concerning our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $692.5 million during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Excluding the effects of FX, depreciation and amortization expense increased $676.4 million or 98.8%. This increase is due primarily to the impact of the Virgin Media Acquisition. In addition, the net effect of (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated, largely in Belgium, Chile and Switzerland, contributed to the increase.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $113.6 million during the three months ended March 31, 2014, as compared to $20.9 million during the corresponding period in 2013. The 2014 amount includes (i) restructuring charges of $99.6 million, including an $86.1 million charge related to Telenet capacity contracts, as described below, and $12.7 million of employee severance and termination costs related to certain reorganization activities, primarily in the U.K. and Germany, and (ii) direct acquisition costs of $17.8 million, primarily related to the Ziggo Merger Agreement. The 2013 amount includes (i) direct acquisition costs of $18.8 million related to the Virgin Media Acquisition and (ii) $2.9 million associated with employee severance and termination costs related to certain reorganization activities, primarily in Germany.

Prior to March 31, 2014, Telenet operated a DTT business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, we recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge is equal to the estimated net present value of the remaining payments due under the DTT capacity contracts and is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

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

Interest expense

Our interest expense increased $182.0 million during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Excluding the effects of FX, interest expense increased $168.9 million or 35.8%. This increase is primarily attributable to the net impact of (i) a higher average outstanding debt balance, due primarily to debt incurred in connection with the Virgin Media Acquisition, and (ii) a lower weighted average interest rate. The decrease in our weighted average interest rate is primarily related to the completion of certain financing transactions (including the financing transactions related to the Virgin Media Acquisition) that resulted in extended maturities and net decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income remained relatively constant, as slightly higher dividend income related to our investment in shares of Sumitomo (before taking into account the impact of the Sumitomo Collar) was largely offset by slightly lower interest income. For information regarding the Sumitomo Collar, see note 4 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2014	2013
	in millions

Cross-currency and interest rate derivative contracts (a)	$(420.2)	$180.6
Equity-related derivative instruments (b):
Ziggo Collar	15.4	—
Sumitomo Collar	8.5	(87.7)
Other	0.2	—
Total equity-related derivative instruments	24.1	(87.7)
Foreign currency forward contracts (c)	20.0	102.4
Other	(0.5)	0.2
Total	$(376.6)	$195.5
_______________

(a)
The loss during the 2014 period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc and British pound sterling markets, (ii) losses associated with an increase in the value of the British pound sterling relative to the U.S. dollar, (iii) gains associated with decreases in the values of the Hungarian forint and Chilean peso relative to the euro, and (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during the 2014 period includes a net loss of $29.5 million resulting from changes in our credit risk valuation adjustments. The gain during the 2013 period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with decreases in the values of the Hungarian forint, Polish zloty, Swiss franc and Czech koruna relative to the euro, (iii) gains associated with increases in market interest rates in the euro and Swiss franc markets and (iv) losses associated with increases in market interest rates in the U.S. dollar market. In addition, the gain during the 2013 period includes a net loss of $32.5 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 5 to our condensed consolidated financial statements.

(c)	The amount for the 2013 period includes activity related to deal contingent foreign currency forward contracts that were settled in connection with the Virgin Media Acquisition.

For additional information concerning our derivative instruments, see notes 4 and 5 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction losses, net

Our foreign currency transaction gains or losses primarily result from the remeasurement of monetary assets and liabilities that are denominated in currencies other than the underlying functional currency of the applicable entity.  Unrealized foreign currency transaction gains or losses are computed based on period-end exchange rates and are non-cash in nature until such time as the amounts are settled. The details of our foreign currency transaction losses, net, are as follows:

	Three months ended March 31,
	2014	2013
	in millions

U.S. dollar denominated debt issued by a British pound sterling functional currency entity	$27.9	$—
Yen denominated debt issued by a U.S. dollar functional currency entity	(19.0)	86.0
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(17.3)	(182.2)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(9.5)	58.4
U.S. dollar denominated debt issued by euro functional currency entities	(4.4)	(106.7)
Other	1.5	8.2
Total	$(20.8)	$(136.3)
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

	Three months ended March 31,
	2014	2013
	in millions

Ziggo	$(77.7)	$79.7
Sumitomo	8.6	(5.6)
Other, net	8.9	(3.3)
Total	$(60.2)	$70.8

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $20.9 million during the three months ended March 31, 2014.  This loss includes the following:

•
a $16.5 million loss related to the repayment of Facilities R, S, AE and AF under the UPC Broadband Holding Bank Facility, including (i) a $11.6 million write-off of deferred financing costs and (ii) a $4.9 million write-off of an unamortized discount; and

•
an aggregate loss of $4.3 million related to the write-off of deferred financing costs, including (i) a $2.3 million loss associated with the repayment of the Ziggo Margin Loan and (ii) a $2.0 million loss associated with the repayment of the VTR Wireless Bank Facility.

We recognized losses on debt modification and extinguishment, net, of $158.3 million during the three months ended March 31, 2013.  This loss includes the following:

•
an $85.5 million loss, which includes (i) $35.6 million of aggregate redemption premiums related to UPC Holding’s then existing euro-denominated 8.0% senior notes (the UPC Holding 8.0% Senior Notes) and euro-denominated 9.75% senior notes (the UPC Holding 9.75% Senior Notes), (ii) the write-off of $24.5 million of an unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged; and

•
a $71.1 million loss related to the redemption of a portion of Unitymedia KabelBW’s then existing euro-denominated 8.125% senior secured notes, including (i) $50.5 million representing the difference between the principal amount and redemption price of the debt redeemed and (ii) $20.6 million associated with the write-off of deferred financing costs and an unamortized discount.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Income tax benefit (expense)

We recognized income tax benefit of $117.0 million and tax expense of $20.3 million during the three months ended March 31, 2014 and 2013, respectively.

The income tax benefit during the three months ended March 31, 2014 differs from the expected income tax benefit of $115.5 million (based on the U.K. statutory income tax rate of 21.5%) due primarily to the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (ii) the tax effect of intercompany financing and (iii) the recognition of previously unrecognized tax benefits. The positive impacts of these items were partially offset by the negative impact of (i) a net increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

The income tax expense during the three months ended March 31, 2013 differs from the expected income tax expense of $14.1 million (based on the U.S. federal 35% income tax rate) due primarily to the negative impact of certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impact of this item was partially offset by the positive impacts of (i) statutory tax rates in certain jurisdictions in which we operate that are lower than the U.S. federal income tax rate and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended March 31, 2014 and 2013, we reported earnings (loss) from continuing operations of ($420.0 million) and $20.1 million, respectively, including (i) operating income of $581.7 million and $528.2 million, respectively, (ii) non-operating expense of $1,118.7 million and $487.8 million, respectively, and (iii) income tax benefit (expense) of $117.0 million and ($20.3 million), respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see the discussion under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Discontinued operation

Our earnings from discontinued operation, net of taxes, of $0.8 million and $1.8 million during the three months ended March 31, 2014 and 2013, respectively, relate to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $339.9 million during the three months ended March 31, 2014 related to the January 31, 2014 completion of the Chellomedia Transaction. For additional information, see note 2 to our condensed consolidated financial statements.

Net loss (earnings) attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. We reported a net loss attributable to noncontrolling interests of $0.5 million during the three months ended March 31, 2014, as compared to net earnings attributable to noncontrolling interests of $22.9 million during the corresponding period in 2013. This change is primarily attributable to a decrease in the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our six subsidiary "borrowing groups," which borrowing groups comprise Virgin Media, UPC Holding, Unitymedia KabelBW, Telenet, VTR Finance and Liberty Puerto Rico, each together with their respective restricted subsidiaries. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2014. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the assets of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2014 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$677.0
Unrestricted subsidiaries (b) (c)	366.8
Total Liberty Global and unrestricted subsidiaries	1,043.8
Borrowing groups (d):
Virgin Media (c)	1,576.7
Telenet	297.6
VTR Finance	105.8
UPC Holding	31.4
Unitymedia KabelBW	27.9
Liberty Puerto Rico	8.9
Total borrowing groups	2,048.3
Total cash and cash equivalents	$3,092.1
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries of Liberty Global that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $116.3 million of cash and cash equivalents held by Virgin Media is included in the amount shown for Liberty Global’s unrestricted subsidiaries. In April 2014, the Virgin Media borrowing group used $1,524.6 million of its cash and cash equivalents to redeem all the 2018 VM Sterling Senior Secured Notes, including the related redemption premium.

(d)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

Liquidity of Liberty Global and its Unrestricted Subsidiaries

The $677.0 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $366.8 million of cash and cash equivalents held by Liberty Global’s unrestricted subsidiaries, represented available liquidity at the corporate level at March 31, 2014. Our remaining cash and cash equivalents of $2,048.3 million at March 31, 2014 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2014, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest payments received on a note receivable from a subsidiary (outstanding principal of $9.6 billion at March 31, 2014) and (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates, including any principal payments received on the aforementioned note receivable from a subsidiary, upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the disposition of the Chellomedia Disposal Group, see note 2 to our condensed consolidated financial statements.

At March 31, 2014, our consolidated cash and cash equivalents balance includes $1,526.2 million that is held outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase programs.

The ongoing cash needs of Liberty Global and its unrestricted subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan and the Ziggo Collar Loan. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. For information concerning the cash requirements of the Ziggo Merger Agreement, see note 2 to our condensed consolidated financial statements. For information concerning the contingencies of Liberty Global and its unrestricted subsidiaries, see note 13 to our condensed consolidated financial statements.

During the first three months of 2014, we repurchased a total of 2,879,280 shares of our Liberty Global Class A ordinary shares at a weighted average price of $42.65 per share and 6,470,980 shares of our Liberty Global Class C ordinary shares at a weighted average price of $41.35 per share, for an aggregate purchase price of $390.4 million, including direct acquisition costs and the effects of derivative instruments. At March 31, 2014, the remaining amount authorized for share repurchases was $3,133.9 million.

Liquidity of Borrowing Groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and, in the case of UPC Broadband Holding, Virgin Media, Unitymedia KabelBW, Telenet, VTR Group and Liberty Puerto Rico, borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2014, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. Our borrowing groups’ liquidity generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information concerning the contingencies of our subsidiaries, see note 13 to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the Ziggo Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. The ratio of our March 31, 2014 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2014 was 5.1x. In addition, the ratio of our March 31, 2014 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended March 31, 2014 was 4.8x.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed in note 4 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. At March 31, 2014, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2014, our outstanding consolidated debt and capital lease obligations aggregated $44.5 billion, including $3,470.8 million that is classified as current in our consolidated balance sheet and $38.6 billion that is not due until 2018 or thereafter. The amount classified as current includes $1,521.8 million related to the 2018 VM Sterling Senior Secured Notes, $682.1 million related to the Ziggo Margin Loan and $382.5 million related to the UPC Holding 9.875% Senior Notes. In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of the 2018 VM Sterling Senior Secured Notes. For additional information concerning our current debt maturities, see note 7 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at March 31, 2014, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2014.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. All of the cash flows discussed below are those of our continuing operations.

Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three months ended
	March 31,
	2014	2013	Change
	in millions

Net cash provided by operating activities	$1,320.4	$551.7	$768.7
Net cash provided (used) by investing activities	231.7	(493.8)	725.5
Net cash provided (used) by financing activities	(1,162.3)	835.1	(1,997.4)
Effect of exchange rate changes on cash	15.0	(21.5)	36.5
Net increase in cash and cash equivalents	$404.8	$871.5	$(466.7)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the impact of the Virgin Media Acquisition, (iii) an increase in the reported net cash provided by operating activities due to FX and(iv) a decrease in cash provided due to higher net cash payments for taxes.

Investing Activities. The change in net cash provided (used) by our investing activities is primarily attributable to the net effect of (i) an increase in cash of $993.0 million associated with cash proceeds received in connection with the Chellomedia Transaction and (ii) a decrease in cash of $235.6 million due to higher capital expenditures. Capital expenditures increased from $499.4 million during the first three months of 2013 to $735.0 million during the first three months of 2014, primarily due to an increase related to the Virgin Media Acquisition that was only partially offset by a net decrease in the local currency capital expenditures of our other subsidiaries.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under vendor financing or capital lease arrangements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in our condensed consolidated statements of cash flows is set forth below:

	Three months ended March 31,
	2014	2013
	in millions

Property and equipment additions	$910.2	$531.0
Assets acquired under capital-related vendor financing arrangements	(170.5)	(76.1)
Assets acquired under capital leases	(49.0)	(18.3)
Changes in current liabilities related to capital expenditures	44.3	62.8
Capital expenditures	$735.0	$499.4

The European Operations Division accounted for $849.1 million and $455.9 million (including $344.4 million and nil attributable to Virgin Media, $146.0 million and $101.5 million attributable to Unitymedia KabelBW and $91.8 million and $99.8 million attributable to Telenet) of our consolidated property and equipment additions during the three months ended March 31, 2014 and 2013, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to the net effect of (i) an increase due to the Virgin Media Acquisition, (ii) an increase in expenditures for new build and upgrade projects to expand services, (iii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iv) an increase due to FX and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

The VTR Group accounted for $45.3 million and $55.0 million of our consolidated property and equipment additions during the three months ended March 31, 2014 and 2013, respectively. The decrease in the VTR Group’s property and equipment additions is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iv) a decrease in expenditures for new build and upgrade projects and (v) a decrease in expenditures related to the construction of the VTR Wireless mobile network.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,539.7 million due to the release of restricted cash in connection with the February 2013 completion of our subsidiary’s public cash offer (the Telenet Tender) for certain of Telenet’s issued shares and outstanding employee warrants, (ii) a decrease in cash of $587.9 million related to lower net borrowings of debt, (iii) an increase in cash of $454.5 million related to shares purchased in connection with the Telenet Tender during the 2013 period, (iv) a decrease in cash of $211.5 million related to higher cash paid in connection with call option contracts, (v) a decrease in cash of $191.3 million related to higher repurchases of our shares and (vi) an increase in cash of $142.6 million due to lower payments for financing costs and debt premiums.

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

The following table provides the details of our free cash flow:

	Three months ended March 31,
	2014	2013
	in millions

Net cash provided by operating activities of our continuing operations	$1,320.4	$551.7
Excess tax benefits from share-based compensation	—	1.3
Cash payments for direct acquisition and disposition costs	11.2	8.4
Capital expenditures	(735.0)	(499.4)
Principal payments on vendor financing obligations	(220.8)	(37.0)
Principal payments on certain capital leases	(46.4)	(3.1)
Free cash flow	$329.4	$21.9

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

Contractual Commitments

The U.S. dollar equivalents of our commitments as of March 31, 2014 are presented below:

	Payments due during:							Total
	Remainder of 2014	Year ending December 31,
		2015	2016	2017	2018	2019	Thereafter
	in millions

Debt (excluding interest)	$3,059.6	$151.4	$523.8	$1,464.0	$1,590.5	$5,066.3	$30,611.9	$42,467.5
Capital leases (excluding interest)	186.0	197.7	154.4	111.1	88.4	81.5	1,022.8	1,841.9
Network and connectivity commitments	285.7	332.3	274.8	255.0	133.5	99.4	1,187.6	2,568.3
Programming commitments	401.7	418.6	298.8	145.0	38.4	0.4	—	1,302.9
Purchase commitments	754.3	156.7	67.7	11.4	3.8	—	—	993.9
Operating leases	138.0	154.7	128.4	103.1	67.9	55.9	270.2	918.2
Other commitments	335.3	275.9	186.6	139.2	82.8	31.7	38.4	1,089.9
Total (a)	$5,160.6	$1,687.3	$1,634.5	$2,228.8	$2,005.3	$5,335.2	$33,130.9	$51,182.6
Projected cash interest payments on debt and capital lease obligations (b)	$1,743.7	$2,357.5	$2,343.0	$2,288.2	$2,156.9	$2,001.5	$4,250.7	$17,141.5
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2014 condensed consolidated balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($371.5 million at March 31, 2014) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of March 31, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation, and therefore, are not included in the above table. The amounts reflected in the table with respect to our MVNO commitments represent fixed minimum amounts payable under these agreements and therefore may be significantly less than the actual amounts we ultimately pay in these periods.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation adjustments. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31,

2014 and 2013, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $517.0 million and $292.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement, as defined and described in note 2) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2014 and 2013, see note 4.

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

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K/A. The following discussion updates selected numerical information to March 31, 2014.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At March 31, 2014, $1,684.9 million or 54.5%, $699.5 million or 22.6% and $587.5 million or 19.0% of our consolidated cash balances were denominated in British pounds sterling, U.S. dollars and euros, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these British pound sterling, U.S. dollar and euro cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2014	December 31, 2013
Spot rates:
Euro	0.7261	0.7252
British pound sterling	0.5995	0.6036
Swiss franc	0.8842	0.8886
Hungarian forint	223.23	215.62
Polish zloty	3.0241	3.0135
Czech koruna	19.931	19.828
Romanian lei	3.2385	3.2434
Chilean peso	549.42	525.45

	Three months ended
	March 31,
	2014	2013
Average rates:
Euro	0.7296	0.7575
British pound sterling	0.6041	0.6453
Swiss franc	0.8924	0.9304
Hungarian forint	224.63	224.55
Polish zloty	3.0522	3.1461
Czech koruna	20.021	19.353
Romanian lei	3.2845	3.3216
Chilean peso	552.13	472.45

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2014, we effectively paid a fixed interest rate on 98% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2014 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at March 31, 2014 declines to 95%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £532 million ($887 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £64 million ($107 million); and

(iii)	an instantaneous increase in Virgin Media’s credit spread of 50 basis points (0.50%) would have increased the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £14 million ($24 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately £16 million ($26 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €389 million ($536 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €251 million ($346 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €143 million ($197 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €110 million ($151 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €115 million ($158 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €17 million ($23 million).

Unitymedia KabelBW Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2014, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency derivative contracts by approximately €134 million ($185 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2014, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €48 million ($66 million).

UPC Holding Cross-currency Derivative Contracts, Options and Foreign Currency Forwards

Holding all other factors constant, at March 31, 2014, an instantaneous increase of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased the aggregate fair value of the UPC Holding cross-currency option and foreign currency forward contracts by approximately €34 million ($47 million) and, conversely, a decrease of 10% would have increased the aggregate fair value by approximately €40 million ($55 million).

VTR GlobalCom Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2014, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR GlobalCom cross-currency derivative contracts by approximately CLP 117.1 billion ($213 million).

Ziggo Collar

Holding all other factors constant, at March 31, 2014, an instantaneous increase of 10% in the per share market price of Ziggo’s common stock would have decreased the fair value of the Ziggo Collar by approximately €49 million ($67 million) and conversely, a decrease of 10% would have increased the fair value by €46 million ($63 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2014, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.3 billion ($51 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 4 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2014	Year ending December 31,
		2015	2016	2017	2018	2019	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$241.4	$429.5	$376.8	$243.8	$205.7	$104.6	$157.3	$1,759.1
Principal-related (b)	(37.6)	266.5	36.6	136.6	39.6	20.1	376.0	837.8
Other (c)	51.5	62.6	(133.4)	(121.2)	(70.2)	—	—	(210.7)
Total	$255.3	$758.6	$280.0	$259.2	$175.1	$124.7	$533.3	$2,386.2
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the Sumitomo Collar Loan and Ziggo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2014, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2014:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2014 through January 31, 2014:
Class A	107,900	$41.53	107,900	(b)
Class C	1,758,500	$41.14	1,758,500	(b)
February 1, 2014 through February 28, 2014:
Class A	203,900	$41.56	203,900	(b)
Class C	1,898,500	$41.29	1,898,500	(b)
March 1, 2014 through March 31, 2014:
Class A	2,567,480	$42.78	2,567,480	(b)
Class C	2,813,980	$41.52	2,813,980	(b)
Total — January 1, 2014 through March 31, 2014:
Class A	2,879,280	$42.65	2,879,280	(b)
Class C	6,470,980	$41.35	6,470,980	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At March 31, 2014, the remaining amount authorized for share repurchases was $3,133.9 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Indenture, dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.2
Acquisition Facilities Agreement, dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014 (the Holdco VII Facilities Agreement), by and among LGE Holdco VII B.V. as Original Borrower and Original Guarantor, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions, as Mandated Lead Arrangers, The Bank of Nova Scotia as Facility Agent, ING Bank N.V. as Security Agent and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 4.71 to the Registrant’s Annual Report on Form 10-K/A filed February 13, 2014 (File No. 001-35961) (the 2013 10-K/A)).

4.3
High Yield Bridge Facilities Agreement, dated January 27, 2014, by and among Holdco VI B.V. as Original Borrower, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions as Mandated Lead Arrangers, Bank of America Merrill Lynch International Limited as Facility Agent and as Security Agent and the lenders listed therein (incorporated by reference to Exhibit 4.72 to the 2013 10-K/A).

4.4
Second Supplemental Indenture, dated as of March 3, 2014, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016.*

4.5
Registration Agreement, dated as of March 14, 2014, by and between the Registrant and Inversiones Corp Comm 2 SpA (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed March 14, 2014 (File No. 333-194555)).

4.6
Indenture, dated March 28, 2014 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed April 3, 2014 (File No. 001-35961)).

4.7
Telenet Additional Facility W Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility W Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2014 (File No. 001-35961) (the April 15, 2014 8-K)).

4.8
Telenet Additional Facility Y Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility Y Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.2 to the April 15, 2014 8-K).

4.9
Telenet Additional Facility X Accession Agreement, dated April 11, 2014, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility X Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.3 to the April 15, 2014 8-K).

4.10
Virgin Additional Facility D Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media Inc., The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility D Lenders, under the Senior Facilities Agreement, originally dated as of June 7, 2013, as amended, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2014 (File No. 001-35961) (the April 23, 2014 8-K)).

4.11
Virgin Additional Facility E Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media Inc., The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility E Lenders, under the Senior Facilities Agreement, originally dated as of June 7, 2013, as amended, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.2 to the April 23, 2014 8-K).

10 — Material Contracts:

10.1
Liberty Global 2014 Incentive Plan (Effective March 1, 2014) (the Incentive Plan) (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed December 19, 2013 (File No. 001-35961)).

10.2
Liberty Global 2014 Nonemployee Director Incentive Plan (Effective March 1, 2014) (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed December 19, 2013 (File No. 001-35961)).

10.3
Merger Protocol, dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

10.4
Liberty Global 2014 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 4, 2014 (File No. 001-35961) (the April 2014 8-K)).

10.5
Liberty Global 2014 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.01(e) of the April 2014 8-K).

10.6	Form of Performance Share Units Agreement under the Incentive Plan.*

10.7	Employment Agreement, dated as of April 30, 2014, by and among the Registrant, Liberty Global, Inc. and Michael T. Fries.*

10.8	Form of Performance Grant Award Agreement under the Incentive Plan dated as of April 30, 2014, between the Registrant and Michael T. Fries.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	May 6, 2014	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 6, 2014	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	May 6, 2014	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Indenture, dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.2
Acquisition Facilities Agreement dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014 (the Holdco VII Facilities Agreement), by and among LGE Holdco VII B.V. as Original Borrower and Original Guarantor, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions, as Mandated Lead Arrangers, The Bank of Nova Scotia as Facility Agent, ING Bank N.V. as Security Agent and the banks and financial institutions listed therein as lenders (incorporated by reference to Exhibit 4.71 to the Registrant’s Annual Report on Form 10-K/A filed February 13, 2014 (File No. 001-35961) (the 2013 10-K/A)).

4.3
High Yield Bridge Facilities Agreement, dated January 27, 2014, by and among Holdco VI B.V. as Original Borrower, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch, as Global Coordinators, certain banks and financial institutions as Bookrunners, certain banks and financial institutions as Mandated Lead Arrangers, Bank of America Merrill Lynch International Limited as Facility Agent and as Security Agent and the lenders listed therein (incorporated by reference to Exhibit 4.72 to the 2013 10-K/A).

4.4
Second Supplemental Indenture, dated as of March 3, 2014, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016.*

4.5
Registration Agreement, dated as of March 14, 2014, by and between the Registrant and Inversiones Corp Comm 2 SpA (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed March 14, 2014 (File No. 333-194555)).

4.6
Indenture, dated March 28, 2014 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed April 3, 2014 (File No. 001-35961)).

4.7
Telenet Additional Facility W Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility W Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2014 (File No. 001-35961) (the April 15, 2014 8-K)).

4.8
Telenet Additional Facility Y Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility Y Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.2 to the April 15, 2014 8-K).

4.9
Telenet Additional Facility X Accession Agreement, dated April 11, 2014, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility X Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.3 to the April 15, 2014 8-K).

4.10
Virgin Additional Facility D Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media Inc., The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility D Lenders, under the Senior Facilities Agreement, originally dated as of June 7, 2013, as amended, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2014 (File No. 001-35961) (the April 23, 2014 8-K)).

4.11
Virgin Additional Facility E Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media Inc., The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility E Lenders, under the Senior Facilities Agreement, originally dated as of June 7, 2013, as amended, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media Inc. and the lenders thereto (incorporated by reference to Exhibit 4.2 to the April 23, 2014 8-K).

10 — Material Contracts:

10.1
Liberty Global 2014 Incentive Plan (Effective March 1, 2014) (the Incentive Plan) (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed December 19, 2013 (File No. 001-35961)).

10.2
Liberty Global 2014 Nonemployee Director Incentive Plan (Effective March 1, 2014) (incorporated by reference to Appendix B to the Registrant’s Proxy Statement on Schedule 14A filed December 19, 2013 (File No. 001-35961)).

10.3
Merger Protocol, dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

10.4
Liberty Global 2014 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 4, 2014 (File No. 001-35961) (the April 2014 8-K)).

10.5
Liberty Global 2014 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.01(e) of the April 2014 8-K).

10.6	Form of Performance Share Units Agreement under the Incentive Plan.*

10.7	Employment Agreement, dated as of April 30, 2014, by and among the Registrant, Liberty Global, Inc. and Michael T. Fries.*

10.8	Form of Performance Grant Award Agreement under the Incentive Plan dated as of April 30, 2014, between the Registrant and Michael T. Fries.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith