Form 10-K/A
period 2013-12-31
Liberty Global plc
filed 2014-06-04
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 2)

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

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company ¬	☐
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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2013 to replace the consolidated financial statements of Ziggo N.V. (Ziggo) prepared in accordance with International Financial Reporting Standards, as issued by the International Accounting Standards Board, with consolidated financial statements of Ziggo prepared in accordance with accounting principles generally accepted in the United States. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC) on February 13, 2014 and subsequently amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 3, 2014. The Form 10-K, as amended by Amendment Nos. 1 and 2 on Form 10-K/A, is collectively referred to herein as the Form 10-K/A.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 13, 2014, and does not purport to reflect any information or events subsequent to the filing thereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-73 of this Annual Report.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Global plc Condensed Balance Sheet as of December 31, 2013 (Parent Company Only)	IV-12
Liberty Global plc Condensed Statement of Operations for the period from June 8, 2013 through December 31, 2013 (Parent Company Only)	IV-13
Liberty Global plc Condensed Statement of Cash Flows for the period from June 8, 2013 through December 31, 2013 (Parent Company Only)	IV-14
Liberty Global, Inc. Condensed Balance Sheet as of December 31, 2012 (Parent Company Only)	IV-15
Liberty Global, Inc. Condensed Statements of Operations for the period from January 1, 2013 through June 7, 2013 and the years ended December 31, 2012 and 2011 (Parent Company Only)	IV-16
Liberty Global, Inc. Condensed Statements of Cash Flows for the period from January 1, 2013 through June 7, 2013 and the years ended December 31, 2012 and 2011 (Parent Company Only)	IV-17
Schedule II - Valuation and Qualifying Accounts	IV-18
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
Ziggo N.V.:
Report of Independent Auditors’	IV-19
Consolidated Balance Sheet as of December 31, 2013	IV-20
Consolidated Statement of Income for the year ended December 31, 2013	IV-22
Consolidated Statement of Comprehensive Income for the year ended December 31, 2013	IV-23
Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2013	IV-24
Consolidated Statement of Cash Flows for the year ended December 31, 2013	IV-25
Notes to Consolidated Financial Statements	IV-26

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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of Ernst & Young Accountants LLP**
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
31.4	Certification of President and Chief Executive Officer**
31.5	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.6	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
31.7	Certification of President and Chief Executive Officer***
31.8	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)***
31.9	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)***
32.1 -- Section 1350 Certification†
32.2 -- Section 1350 Certification††
32.3 -- Section 1350 Certification†††

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*         Filed with the Registrant’s Form 10-K dated February 13, 2014
**        Filed with the Registrant’s Form 10-K/A dated April 3, 2014
***        Filed herewith
†        Furnished with the Registrant’s Form 10-K dated February 13, 2014
††         Furnished with the Registrant’s Form 10-K/A dated April 3, 2014
†††        Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	June 4, 2014	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	June 4, 2014
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	June 4, 2014
Michael T. Fries

/s/ ANDREW J. COLE	Director	June 4, 2014
Andrew J. Cole

/s/ JOHN P. COLE	Director	June 4, 2014
John P. Cole

/s/ MIRANDA CURTIS	Director	June 4, 2014
Miranda Curtis

/s/ JOHN W. DICK	Director	June 4, 2014
John W. Dick

/s/ PAUL A. GOULD	Director	June 4, 2014
Paul A. Gould

/s/ RICHARD R. GREEN	Director	June 4, 2014
Richard R. Green

/s/ DAVID E. RAPLEY	Director	June 4, 2014
David E. Rapley

/s/ LARRY E. ROMRELL	Director	June 4, 2014
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	June 4, 2014
J.C. Sparkman

/s/ J. DAVID WARGO	Director	June 4, 2014
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Co-Chief Financial	June 4, 2014
Charles H.R. Bracken	Officer (Principal Financial Officer)

/s/ BERNARD G. DVORAK	Executive Vice President and Co-Chief Financial	June 4, 2014
Bernard G. Dvorak	Officer (Principal Accounting Officer)

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

Report of Independent Auditors’
To:    The Board of Management and Supervisory Board of Ziggo N.V.

We have audited the accompanying consolidated financial statements of Ziggo N.V., which comprise the consolidated balance sheet as of December 31, 2013, and the consolidated statement of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements.
Management’s Responsibility
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditors’ Responsibility
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ziggo N.V. at December 31, 2013, and the consolidated income results and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
Amsterdam, June 4, 2014

Ernst & Young Accountants LLP

ZIGGO N.V.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2013
in millions, except share and per share amounts

ASSETS
Current assets:
Cash	€77.4
Trade receivables, net	44.9
Deferred income taxes (note 7)	42.2
Prepaid expenses	14.2
Other current assets	11.2
Total current assets	189.9
Property and equipment, net (note 5)	1,560.0
Goodwill (note 5)	1,793.8
Intangible assets subject to amortization, net (note 5)	1,054.7
Other assets, net	38.1
Total assets	€4,636.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIGGO N.V.
CONSOLIDATED BALANCE SHEET – (Continued)
DECEMBER 31, 2013
in millions, except share and per share amounts

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	€88.2
Deferred revenue	120.2
Accrued value-added taxes	43.7
Accrued interest	38.8
Other accrued and current liabilities (note 3)	100.2
Total current liabilities	391.1
Long-term debt and capital lease obligations (note 6)	3,107.8
Deferred tax liability (note 7)	125.0
Other long-term liabilities (note 3)	42.2
Total liabilities	3,666.1

Commitments and contingencies (notes 3, 6 and 10)

Shareholders’ equity (note 8):
Ordinary shares, €1.00 nominal value. Authorized 800,000,000 shares; issued and outstanding 200,000,000 and 199,998,194 shares, respectively.	200.0
Additional paid-in capital	3,205.0
Accumulated deficit	(2,433.7)
Accumulated other comprehensive loss, net of taxes	(0.9)
Total shareholders’ equity	970.4
Total liabilities and shareholders’ equity	€4,636.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIGGO N.V.
CONSOLIDATED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2013
in millions, except share and per share amounts

Revenue (note 2)	€1,568.2
Operating costs and expenses:
Operating (other than depreciation and amortization)	510.2
Selling, general and administrative (SG&A) (including share-based compensation) (note 9)	188.0
Depreciation and amortization	444.7
1,142.9
Operating income	425.3
Non-operating income (expense):
Interest expense	(210.8)
Interest income	1.0
Loss on debt extinguishment (note 6)	(42.7)
Realized and unrealized gains on derivative instruments, net (note 3)	29.1
Share of results of affiliates, net	(9.1)
(232.5)
Income before income taxes	192.8
Income tax benefit (note 7)	16.5
Net income	€209.3

Basic and diluted income per share	€1.05

Weighted average ordinary shares outstanding – basic and diluted	199,998,116

The accompanying notes are an integral part of these consolidated financial statements.

ZIGGO N.V.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2013
in millions

Net income	€209.3
Other comprehensive income – cash flow hedges, net of taxes	3.4
Comprehensive income	€212.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIGGO N.V.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
YEAR ENDED DECEMBER 31, 2013
in millions

	Shareholders’ capital	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Total shareholders’ equity

Balance at January 1, 2013	€200.0	€3,500.0	€(2,568.5)	€(4.3)	€1,127.2
Net income	—	—	209.3	—	209.3
Other comprehensive income	—	—	—	3.4	3.4
Dividends paid	—	(295.5)	(74.5)	—	(370.0)
Share-based compensation	—	0.5	—	—	0.5
Balance at December 31, 2013	€200.0	€3,205.0	€(2,433.7)	€(0.9)	€970.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIGGO N.V.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2013
in millions

Cash flows from operating activities:
Net income	€209.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	0.5
Depreciation and amortization	444.7
Loss on debt extinguishment	42.7
Realized and unrealized gains on derivative instruments, net	29.1
Deferred income tax benefit	(18.7)
Share of results of affiliates, net	9.1
Changes in operating assets and liabilities:
Receivables and other operating assets	(62.0)
Payables and accruals	(8.7)
Net cash provided by operating activities	646.0

Cash flows from investing activities:
Capital expenditures	(342.2)
Cash paid in connection with acquisitions, net of cash acquired	(15.2)
Contribution to affiliate	(7.9)
Other investing activities, net	(0.4)
Net cash used by investing activities	(365.7)

Cash flows from financing activities:
Borrowings of debt	1,378.5
Repayments of debt	(1,288.3)
Payment of dividends	(370.0)
Payment of financing costs	(13.4)
Other financing activities, net	(2.1)
Net cash used by financing activities	(295.3)

Net decrease in cash	(15.0)

Cash:
Beginning of year	92.4
End of year	€77.4

Cash paid for interest	€190.8
Net cash paid for taxes	€—

The accompanying notes are an integral part of these consolidated financial statements.

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

(1)    Basis of Presentation
Ziggo N.V. (Ziggo) is a public limited company in the Netherlands. Ziggo is the owner and operator of a broadband cable network in the Netherlands, and provides video, broadband internet, fixed-line telephony and mobile services to households and businesses in the Netherlands under the brand name Ziggo. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Ziggo or collectively to Ziggo and its subsidiaries.
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Our functional currency is the euro (€).
These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through June 4, 2014, the date of issuance.
(2) Summary of Significant Accounting Policies
Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets and share-based compensation. Actual results could differ from those estimates.
Principles of Consolidation
The accompanying consolidated financial statements include our accounts and the accounts of all voting interest entities where we exercise a controlling financial interest through the ownership of a direct or indirect controlling voting interest and variable interest entities for which our company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.
Trade Receivables
Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated €4.6 million at December 31, 2013. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.
Concentration of credit risk with respect to trade receivables is limited due to the large number of customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.
Financial Instruments
Due to the short maturities of trade and other receivables, other current assets, accounts payable, accrued liabilities and other current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of our derivatives and debt, see notes 3 and 6, respectively. For information concerning how we arrive at certain of our fair value measurements, see note 4.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

Derivative Instruments
We no longer apply hedge accounting to any of our derivative instruments. Accordingly, all derivative instruments are recorded on the balance sheet at fair value and changes in fair value are recognized in income. The amounts accumulated in other comprehensive income for derivative instruments that were previously designated as hedges are reclassified into income over the same time period that the hedged item affects our income. For information regarding our derivative instruments, including our policy for classifying cash flows related to derivative instruments in our consolidated statement of cash flows, see note 3.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was €12.6 million during 2013.
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
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 5.
Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance costs are expensed as incurred.
Intangible Assets
Our primary intangible assets relate to goodwill and customer relationships. Goodwill represents the excess purchase price over fair value of the identifiable net assets acquired in a business combination. Customer relationships were originally recorded at their fair value in connection with business combinations.
Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and reviewed for impairment when a triggering event occurs.
For additional information regarding the useful lives of our intangible assets, see note 5.
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

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

(c) estimated replacement cost. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
We evaluate goodwill and other indefinite-lived intangible assets for impairment at least annually on December 31 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). We operate as a single reporting unit for purposes of the goodwill impairment test due to the revenue interdependency of our products. If the carrying value of our operations were to exceed its fair value, we would then compare the implied fair value of our goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to income as an impairment loss. With respect to other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the indefinite-lived intangible asset is also charged to income as an impairment loss.
Income Taxes
Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign entities and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. Interest and penalties related to income tax liabilities are included in income tax expense.
We and most of our subsidiaries are part of a Dutch tax fiscal unity (the Dutch Fiscal Unity) for corporate income tax purposes. For additional information regarding our income taxes, see note 7.
Segments
We operate in one geographical area, the country of the Netherlands. We operate in one segment, within which we provide video, broadband internet, fixed-line telephony and mobile services to households and businesses.
Our revenue by major category during 2013 is as follows (in millions):

Subscription revenue (a):
Video	€614.9
Broadband internet	464.4
Fixed-line telephony	312.1
Total subscription revenue	1,391.4
Other revenue (b)	176.8
Total revenue	€1,568.2
__________________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service.

(b)	Other revenue includes, among other items, business-to-business revenue, revenue from the sale of goods and late fees.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

Revenue Recognition
Service Revenue – Cable Networks. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our cable network to customers in the period the related services are provided. Installation revenue (including reconnect fees) related to services provided over our cable network is recognized as revenue in the period during which the installation occurs to the extent these fees are equal to or less than direct selling costs, which costs are expensed as incurred. To the extent installation revenue exceeds direct selling costs, the excess revenue is deferred and amortized over the average expected subscriber life.
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
Deferred Revenue. Payments received in advance or advance billings for the services we provide are deferred and recognized as revenue when the associated services are provided.
Sale of Equipment. We recognize revenue from the sale of goods when the significant risks and rewards of ownership of the goods have passed to the buyer, which is generally upon delivery of the goods.
Sales, Use and Other Value-Added Taxes. Revenue is recorded net of applicable sales, use and other value-added taxes.
Share-based Compensation
We recognize all share-based payments to employees, including grants of employee share incentive awards, based on their fair values and our estimates of forfeitures. We recognize the fair value of outstanding share-based payments as a charge to income over the vesting period. We use the straight-line method to recognize share-based compensation expense for our outstanding share awards.
Although we generally expect to use shares that have been issued but reacquired by us to settle outstanding share awards upon vesting, we may also issue new ordinary shares to the extent available.
For additional information regarding our share-based compensation, see note 9.
Litigation Costs
Legal fees and related litigation costs are expensed as incurred.
Income per Ordinary Share
Basic income per share is computed by dividing net income by the weighted average number of ordinary shares (excluding restricted shares) outstanding for the period. Diluted income per share presents the dilutive effect, if any, on a per share basis of potential ordinary shares as if they had been exercised, vested or converted at the beginning of the periods presented. We had no potentially dilutive ordinary shares as of and for the year ended December 31, 2013.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

(3)    Derivative Instruments
In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. In this regard, we have entered into various derivative instruments to manage interest rate exposure. As of the date of our debt refinancing in October 2010, we do not apply hedge accounting to any new derivative instruments. Accordingly, since October 2010, changes in the fair values of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statement of income. Prior to October 2010, the effective portion of the net fair value adjustments associated with our derivative instruments was reflected in other comprehensive income. This other comprehensive income is being reclassified into income in the same periods as the underlying interest expense on the hedged interest rate payments.
The following table provides details of the fair values of our derivative instrument liabilities as of December 31, 2013:

	Current	Long-term	Total
	in millions
Liabilities – Interest rate swap derivative contracts (a)	€(8.3)	€(21.2)	€(29.5)
_______________

(a)	Our current and long-term derivative instrument liabilities are included in other accrued and current liabilities and other long-term liabilities, respectively, in our consolidated balance sheet.
The impact of credit risk on our derivative valuations as of December 31, 2013 is insignificant. For further information concerning our fair value measurements, see note 4.
Our realized and unrealized gains on derivative instruments, net, were €29.1 million during 2013.
The net cash received or paid related to our derivative instruments is classified as an operating or financing activity in our consolidated statement of cash flows based on the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. During 2013, the total net cash inflows associated with our derivative instruments of €29.1 million were classified within cash provided by operating activities.
The terms of our outstanding interest rate swap contracts at December 31, 2013 are as follows:

Final maturity date (a)	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

March 2014	€1,000.0	3 mo. EURIBOR	3.58%
March 2014	€750.0	0.19%	3 mo. EURIBOR
March 2014 – March 2017	€500.0	3 mo. EURIBOR	1.97%
May 2014 – May 2024	€900.0	6 mo. EURIBOR	2.28%
_______________

(a)
The notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2013, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2013, we present a range of dates that represents the period covered by the applicable derivative instruments.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

(4)    Fair Value Measurements
We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of December 31, 2013 likely will not represent the amount that will be paid or received upon the ultimate settlement of these derivative instruments, as we expect the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.
U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2013, no such transfers were made.
All of our Level 2 inputs (interest rate futures and swap rates) and certain of our Level 3 inputs (credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves and forward interest rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.
As further described in note 3, we enter into derivative instruments to manage our interest rate risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy.
Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. During 2013, we did not perform any material nonrecurring fair value measurements.

(5)    Long-lived Assets
Property and Equipment, Net
The details of our property and equipment and the related accumulated depreciation as of December 31, 2013 are set forth below:

	Estimated useful life	Amounts
		in millions
Distribution systems	3 to 20 years	€5,184.4
Support equipment, buildings and land	3 to 20 years	602.1
		5,786.5
Accumulated depreciation		(4,226.5)
Total property and equipment, net		€1,560.0
Depreciation expense related to our property and equipment was €272.1 million during 2013.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

Goodwill
Changes in the carrying amount of our goodwill during 2013 are set forth below (in millions):

Balance at January 1, 2013	€1,782.4
Acquisition	11.4
Balance at December 31, 2013	€1,793.8
Intangible Assets Subject to Amortization, Net
The details of our intangible assets subject to amortization and the related accumulated amortization as of December 31, 2013 are set forth below:

	Estimated useful life	Amounts
		in millions
Customer relationships	4.5 to 14 years	€2,406.7
Accumulated amortization		(1,352.0)
Total		€1,054.7
Amortization of intangible assets with finite useful lives was €172.6 million during 2013. Based on the amortizable intangible asset balances at December 31, 2013, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2014	€173.0
2015	173.0
2016	173.0
2017	169.2
2018	157.4
Thereafter	209.1
Total	€1,054.7
Impairments
No impairments of our goodwill were required to be recorded in connection with our December 31, 2013 impairment test. If, among other factors, (i) our equity value was to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our income results or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

(6)    Debt and Capital Lease Obligations
Our consolidated debt and capital lease obligations as of December 31, 2013 are as follows:

	Weighted average interest rate (a)	Unused borrowing capacity (b)	Estimated fair value (c)	Carrying value (d)

		in millions
Debt:
8.0% Senior Notes	8.000%	€—	€1,285.3	€1,203.4
6.125% Senior Secured Notes	6.125%	—	770.5	750.0
3.625% Senior Secured Notes	3.625%	—	752.3	748.6
Facility A Loan	1.984%	—	150.0	150.0
Revolving Credit Facility (e)	1.984%	145.0	255.0	255.0
Total	5.712%	€145.0	€3,213.1	3,107.0
Capital lease obligations				0.8
Total debt and capital lease obligations				3,107.8
Current maturities				—
Long-term debt and capital lease obligations				€3,107.8
_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2013 for borrowings outstanding pursuant to each debt instrument. The interest rates presented represent stated rates and do not include the impact of applicable interest rate derivative contracts, deferred financing costs or commitment fees, all of which affect our overall cost of borrowing.

(b)
Unused borrowing capacity represents the maximum availability under the Revolving Credit Facility, as defined and described below, at December 31, 2013 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2013, the full amount of the Revolving Credit Facility was available to be drawn.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information concerning fair value hierarchies, see note 4.

(d)	Amounts for the 8.0% Senior Notes and the 3.625% Senior Secured Notes, each as defined and described below, include the impact of discounts.

(e)	The Revolving Credit Facility has a commitment fee on unused and uncancelled balances of 0.6125% per year.
8.0% Senior Notes
In May 2010, Ziggo Bond Company B.V. (Ziggo Bond Company), an indirect, wholly-owned subsidiary of Ziggo, issued €1,208.9 million principal amount of unsecured senior notes (the 8.0% Senior Notes) at an issue price of 99.271%. The 8.0% Senior Notes have a nominal interest rate of 8.0% and are due in 2018. Interest on the 8.0% Senior Notes is payable semi-annually on May 15 and November 15.
The 8.0% Senior Notes are senior unsecured obligations of Ziggo Bond Company and are guaranteed on a senior subordinated basis by all of the subsidiaries of Ziggo Bond Company.
6.125% Senior Secured Notes
In October 2010, Ziggo Finance B.V. issued €750.0 million principal amount of 6.125% senior secured notes due in 2017 (the 6.125% Senior Secured Notes). Ziggo Finance used the proceeds from the 6.125% Senior Secured Notes to fund a facility (the Facility E Loan) under the Senior Credit Facility, as defined and described below, with certain of our subsidiaries as the borrowers. The amount outstanding under the Facility E Loan is eliminated in our consolidated financial statements.
Interest on the 6.125% Senior Secured Notes is payable semi-annually on May 15 and November 15.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

The 6.125% Senior Secured Notes are general obligations of Ziggo Finance and are secured by a first ranking security interest over all of the capital stock and bank accounts of Ziggo Finance and a first ranking interest over Ziggo Finance’s rights as a lender under the Facility E Loan.
3.625% Senior Secured Notes
In March 2013, Ziggo B.V., our indirect wholly-owned subsidiary, issued €750.0 million principal amount of 3.625% senior secured notes (the 3.625% Senior Secured Notes) at an issue price of 99.8% with a nominal interest rate of 3.625%, due in 2020. Interest on the 3.625% Senior Secured Notes is payable annually on March 27.
The 3.625% Senior Secured Notes are senior secured obligations of Ziggo and are guaranteed on a senior secured basis by our subsidiaries, ABC B.V., Torenspits II B.V. and by the issuer’s subsidiaries, Ziggo Netwerk B.V. and Ziggo Netwerk II B.V.
The 3.625% Senior Secured Notes are secured by Ziggo’s assets including (i) mortgage on all registered properties, related movable assets, the network-related elements and the claims and (ii) pledges on all bank accounts, intellectual property rights, receivables and movable assets.
At any time prior to May 14, 2014 in the case of the 8.0% Senior Notes, November 13, 2013 in the case of the 6.125% Senior Secured Notes or at any time in the case of the 3.625% Senior Secured Notes, all or part of the 8.0% Senior Notes, the 6.125% Senior Secured Notes or the 3.625% Senior Secured Notes may be redeemed at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, plus an applicable redemption premium, as defined in the applicable indenture. At any time on or after May 14, 2014 in the case of the 8.0% Senior Notes and November 13, 2013 in the case of the 6.125% Senior Secured Notes, some or all of the 8.0% Senior Notes or the 6.125% Senior Secured Notes may be redeemed at a redemption premium specified in the applicable indenture. The 8.0% Senior Notes, the 6.125% Senior Secured Notes and the 3.625% Senior Secured Notes each contain certain customary incurrence-based covenants that may restrict the ability of the applicable issuer to incur additional debt, pay dividends and make distributions of certain other restricted payments, among other items.
Senior Credit Facility
During 2013, we entered into a new credit facility that includes (i) a €150.0 million term loan (the Facility A Loan), due in March 2018, which bears interest at EURIBOR plus 1.75%, and (ii) a €400.0 million revolving credit facility (the Revolving Credit Facility and, together with the Facility A Loan, the Senior Credit Facility), due in March 2018, which bears interest at EURIBOR plus 1.75%. At December 31, 2013, €255.0 million was drawn under the Revolving Credit Facility. The proceeds from the Senior Credit Facility, together with the net proceeds from the 3.625% Senior Secured Notes, were used to repay in full outstanding amounts under our previous senior credit agreement. In connection with this transaction, we recognized a loss on debt extinguishment of €42.7 million, primarily associated with the write-off of deferred financing costs.

In addition to voluntary prepayments, the lenders under the Senior Credit Facility may cancel their commitments and require the repayment of any amounts due upon the occurrence of a change in control, as defined in the indenture to the Senior Credit Facility.

The Senior Credit Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand. The Senior Credit Facility contains certain representations and warranties customary for facilities of this type, which are subject to exceptions, baskets and materiality qualifications.

The Senior Credit Facility is secured by the same security package as the 3.625% Senior Secured Notes.
We are required to comply on a quarterly basis with certain covenants, including interest coverage and net leverage ratios, set by the lenders of the Senior Credit Facility. We were in compliance with these financial covenants as of December 31, 2013.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

Maturities of Debt
Maturities of our debt as of December 31, 2013 are presented below (in millions):

Year ending December 31:
2014	€—
2015	—
2016	—
2017	750.0
2018	1,613.8
Thereafter	750.0
Total debt maturities	3,113.8
Unamortized discount	(6.8)
Total debt	€3,107.0
Current portion	€—
Noncurrent portion	€3,107.0
Subsequent Events
For information concerning certain financing transactions completed subsequent to December 31, 2013, see note 11.
(7)    Income Taxes
We and most of our subsidiaries are part of a Dutch Fiscal Unity headed by us. The standard conditions for a Dutch Fiscal Unity stipulate that all companies included in the fiscal unity are jointly and severally liable for all tax liabilities borne by the parent company until the tax unit ceases to exist. The company’s corporate income tax calculations take into account all tax attributes of the Ziggo Dutch Fiscal Unity.
Income tax benefit (expense) consists of the following during 2013 (in millions):

Current income tax expense	€(2.2)
Deferred income tax benefit	18.7
Total income tax benefit	€16.5
Income tax benefit attributable to our income before income taxes differs from the amounts computed by using the applicable statutory tax rate in the Netherlands of 25% during 2013 as a result of the following (in millions):

Computed “expected” tax expense	€(48.2)
Innovation tax facilities (a)	67.0
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(2.3)
Impact of non-deductible items	(0.1)
Research and development deduction	0.1
Total income tax benefit	€16.5
_______________

(a)
Pursuant to a February 2013 agreement with the Dutch tax authorities, taxes on certain profits attributable to innovation have been reduced to an effective tax rate of 5% instead of the statutory rate of 25%. The agreement reduces the effective tax rate going forward, and includes retrospective application to the three-year period ended December 31, 2012. The amount reflected in the table includes adjustments to our tax liability attributable to the four-year period ended December 31, 2013.

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

The current and non-current components of our deferred tax assets and liabilities as of December 31, 2013 are as follows (in millions):

Current deferred tax assets	€42.2
Non-current deferred tax liabilities	(125.0)
Net deferred tax liability	€(82.8)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2013 are presented below (in millions):

Deferred tax assets:
Net operating losses	€126.0
Property and equipment, net	52.4
Derivative instruments	7.3
Deferred tax assets	185.7
Valuation allowance	(0.8)
Deferred tax assets, net of valuation allowance	184.9
Deferred tax liabilities:
Intangible assets	(267.7)
Deferred tax liabilities	(267.7)
Net deferred tax liability	€(82.8)
We had €500.9 million of tax loss carryforwards and €126.0 million in related tax assets at December 31, 2013, which expire from 2015 though 2019.
We and the Dutch tax authorities have reached agreement on all income tax filings through 2009.
(8)    Shareholders’ Equity
Ziggo is incorporated as a public limited liability company under Dutch law. Our registered capital consists entirely of ordinary shares. The authorized capital is divided into 200 million shares of €1.00 nominal value each.
During 2013, we declared and paid dividends of €370.0 million, or €1.85 per share, of which €295.5 million was paid from additional paid-in capital.
As of December 31, 2013, 1,806 of our ordinary shares were held in treasury with a cost basis of €33 thousand.
(9)    Share-based Compensation
Our share-based compensation expense is related to performance-based restricted share units (PSUs) that have been granted to our employees under the below-described Long-Term Incentive Plan. In 2013, we recognized share-based compensation expense of €0.5 million associated with our PSUs, all of which was recognized as SG&A expense in our consolidated statement of income. The weighted average grant-date fair value of PSUs granted during 2013 was equal to €14.13 per PSU. Fair value is determined based on our share price on the grant date, adjusted downward for the effects of market conditions, the treatment of dividends during the vesting period and post-vesting restrictions on selling vested shares.
The following table provides certain information related to share-based compensation not yet recognized for share incentive awards as of December 31, 2013:

Total compensation expense not yet recognized (in millions)	€0.8
Weighted average period remaining for expense recognition (in years)	1.5

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

Long-Term Incentive Plan
In 2012, our Supervisory Board authorized a Long-Term Incentive Plan (LTIP) as part of our remuneration policy, under which the members of the Board of Management are eligible to receive PSUs. Each PSU represents the right to receive one ordinary share of Ziggo, subject to meeting certain performance and market conditions and vesting criteria. Performance is measured on an annual basis based on the achievement of certain revenue, EBITDA (operating income plus depreciation and amortization), cash flow and customer satisfaction targets. The market condition is based on the relative performance of our share price as compared to a peer group. At the start of each calendar year, PSUs will be granted to our chief executive officer equal to 155% of his base salary and to the other members of the Board of Management equal to 140% of their base salaries. For 2013, the grant date was February 15. The allocation of shares based on the actual performance versus the targets can vary between 0% and 150%. Accordingly, based on the maximum potential allocation of 150% of the granted PSUs, the maximum number of PSUs awarded ranges between 210% and 232.5% of base salary divided by the grant date fair value of the performance share.
The PSUs vest over a three-year period commencing with the start of the performance period and provided that the member of the Board of Management is still employed by Ziggo. After vesting, the shares are subject to a one-year retention period, during which the shares may not be transferred, assigned to any third party, encumbered or otherwise disposed of, except to the extent necessary to settle any tax obligation resulting from the LTIP. The PSUs are not considered potential dilutive ordinary shares as we are required to repurchase shares in the open market in order to settle any vested PSUs.
See note 11 for the impacts to the LTIP upon the successful completion of the acquisition of our company by Liberty Global plc (Liberty Global).
Share-Based Award Activity
The following table summarizes the share-based award activity during the year ended December 31, 2013 with respect to our PSUs:

	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2013	50,442	€12.56	2
Performance and market adjustments	3,207	€11.82	1
Granted	54,063	€15.73	2
Outstanding at December 31, 2013	107,712	€14.13	1.5

(10)    Commitments and Contingencies
Commitments
In the normal course of business, we have entered into agreements that commit us to make cash payments in future periods with respect to purchases of customer premises and other equipment, non-cancelable operating leases and programming contracts. Our commitments as of December 31, 2013 are presented below:

	Payments due during:
	2014	2015	2016	2017	2018	Thereafter	Total
	in millions

Purchase commitments	€76.7	€—	€—	€—	€—	€—	€76.7
Operating leases	16.0	13.2	10.0	8.6	7.0	10.4	65.2
Programming commitments	31.2	10.9	3.9	—	—	—	46.0
Total (a)	€123.9	€24.1	€13.9	€8.6	€7.0	€10.4	€187.9

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2013 consolidated balance sheet.
Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.
Operating leases include leases for buildings, certain office equipment and vehicles and various maintenance and support contracts for the support of network equipment. Lease terms generally range from three to five years with the option of renewal for varying terms. Rental expense under non-cancelable operating lease arrangements amounted to €21.1 million during 2013. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. The amounts reflected in the table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, our programming and copyright costs aggregated €177.1 million during 2013.
In addition to the commitments set forth in the table above, we have commitments under derivative instruments. Such amounts are not included in the above table because they are not fixed or determinable. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during 2013, see note 3.
Guarantees and Other Credit Enhancements
In the ordinary course of business, we may provide indemnifications to our lenders, our vendors and certain other parties and performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in us making any material payments and we do not believe that they will result in material payments in the future.
Legal and Regulatory Proceedings and Other Contingencies
We have contingent liabilities related to matters arising in the ordinary course of business. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our income, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.
(11)    Subsequent Events
On January 27, 2014, we reached a conditional agreement (the “Merger Protocol”) on a recommended offer (the Offer) pursuant to which Liberty Global will acquire all of our shares that Liberty Global does not already own in a stock and cash transaction. After careful consideration, our Board of Management and Supervisory Board believe the Offer to be in the best interests of our company and stakeholders, including our shareholders, and have agreed to fully and unanimously support and recommend the Offer for acceptance to our shareholders. This potential change in ownership is still awaiting the acceptance of shareholders and approval by the requisite authorities. Based on the required steps and subject to the necessary approvals, we and Liberty Global anticipate that the Offer will close during the second half of 2014.
In relation to the Offer, we have refinanced our outstanding debt. The following steps have been taken since the announced offer on January 27, 2014:

•	The Revolving Credit Facility and the Facility A Loan have been refinanced through a senior debt Facility B1 Loan (the Facility B1 Loan) on February 26, 2014;

ZIGGO N.V.
Notes to Consolidated Financial Statements – (Continued)
December 31, 2013

•
We have redeemed €678.0 million of the 3.625% Senior Secured Notes through a new senior debt Facility B2 Loan (the Facility B2 Loan) on February 27, 2014. The remainder of the 3.625% Senior Secured Notes are still outstanding;

•	The 6.125% Senior Secured Notes have been refinanced through the Facility B1 Loan on March 4, 2014;

•
We commenced an offer to exchange up to €934 million aggregate principal amount of the 8.0% Senior Notes. As of the February 24, 2014 closing date of the exchange offer, an aggregate principal amount of €743 million has been validly tendered and accepted. The exchanged principal amount and the outstanding principal amount post exchange have been deposited in an escrow account until successful completion of the Offer. Upon closing of the Offer, new 2024 Notes will be issued by Liberty Global and the remainder of the current outstanding amount for the 8.0% Senior Notes will be called and refinanced through a Facility B3 Loan (the Facility B3 Loan).

•
The U.S. dollar exposure and variable interest rate exposure on the Facility Loans, as defined below, have been hedged as of March 6, 2014. The mark-to-market positions for all interest rate hedges, including the forward rate hedges, which were outstanding as of December 31, 2013, have been settled for cash.

The Facility B1 Loan, Facility B2 Loan and Facility B3 Loan (collectively, the Facility Loans) have a duration of 8 years and are composed of a euro and U.S. dollar component. The euro components have an interest rate of EURIBOR plus a margin of 2.75% to 3.00%, depending on our leverage. The U.S. dollar components have an interest rate of LIBOR plus a margin of 2.50% to 2.75%, depending on our leverage. Both the EURIBOR and LIBOR components have a floor of 0.75%.
Also in relation to the Offer, we and Liberty Global have agreed that PSUs granted under the LTIP in 2012 and 2013, as well as any PSU grants in 2014 and 2015, will be cancelled upon successful completion of the Offer, without any compensation being due to the relevant person, provided that:

•
50% of the PSUs granted in 2012 and 2013 will be treated as if they had vested upon successful completion of the Offer in respect of which the members of the Board of Management, and former members of the Board of Management and the other participants, will be entitled to the consideration provided by the Offer as if those persons had tendered those vested shares under the Offer; and

•	Liberty Global shall or shall ensure that the relevant subsidiary of the Liberty Global group, shall, subject to the Liberty Global 2014 Incentive Plan, replace 100% of the PSUs granted in 2014.

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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of Ernst & Young Accountants LLP**
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
31.4	Certification of President and Chief Executive Officer**
31.5	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)**
31.6	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**
31.7	Certification of President and Chief Executive Officer***
31.8	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)***
31.9	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)***
32.1 -- Section 1350 Certification†
32.2 -- Section 1350 Certification††
32.3 -- Section 1350 Certification†††

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*         Filed with the Registrant’s Form 10-K dated February 13, 2014
**        Filed with the Registrant’s Form 10-K/A dated April 3, 2014
***        Filed herewith
†        Furnished with the Registrant’s Form 10-K dated February 13, 2014
††         Furnished with the Registrant’s Form 10-K/A dated April 3, 2014
†††        Furnished herewith