Form 10-Q/A
period 2014-03-31
Liberty Global plc
filed 2014-06-04
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-Q/A to amend Part I - Item 1of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 to include the review report of KPMG LLP, the Registrant’s independent registered public accounting firm, with respect to the condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations, comprehensive earnings, equity and cash flows for the three-month periods ended March 31, 2014 and 2013 (the Review Report).  Part II - Item 6 has also been amended to include KPMG LLP’s Letter Regarding Unaudited Interim Financial Information as Exhibit 15. The Registrant is including the Review Report as a result of certain Dutch requirements in connection with Liberty Global’s pending acquisition of Ziggo N.V.  The Registrant does not intend to include a Review Report in any subsequent quarterly reports.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, and does not purport to reflect any information or events subsequent to the filing thereof.

With respect to the unaudited financial information of Liberty Global for the three-month periods ended March 31, 2014 and 2013 included herein,  KPMG LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 6, 2014 included herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. KPMG LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended, for their report on the unaudited financial information because that report is not a “report” or a “part” of any registration statement prepared or certified by KPMG LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Liberty Global plc:
We have reviewed the condensed consolidated balance sheet of Liberty Global plc and subsidiaries (the Company) as of March 31, 2014 and the related condensed consolidated statements of operations, comprehensive earnings, equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Liberty Global plc and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Denver, Colorado
May 6, 2014

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

PART II — OTHER INFORMATION

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

10.6	Form of Performance Share Units Agreement under the Incentive Plan.*

10.7	Employment Agreement, dated as of April 30, 2014, by and among the Registrant, Liberty Global, Inc. and Michael T. Fries.*

10.8	Form of Performance Grant Award Agreement under the Incentive Plan dated as of April 30, 2014, between the Registrant and Michael T. Fries.*

15 — Letter Regarding Unaudited Interim Financial Information**

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

31.4	Certification of President and Chief Executive Officer**

31.5	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)**

31.6	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**

32.1 — Section 1350 Certification†
32.2 — Section 1350 Certification††

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*    Filed with the Registrant’s Form 10-Q dated May 6, 2014
**    Filed herewith
†    Furnished with the Registrant’s Form 10-Q dated May 6, 2014
††     Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	June 4, 2014	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	June 4, 2014	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	June 4, 2014	/s/ BERNARD G. DVORAK
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

10.6	Form of Performance Share Units Agreement under the Incentive Plan.*

10.7	Employment Agreement, dated as of April 30, 2014, by and among the Registrant, Liberty Global, Inc. and Michael T. Fries.*

10.8	Form of Performance Grant Award Agreement under the Incentive Plan dated as of April 30, 2014, between the Registrant and Michael T. Fries.*

15 — Letter Regarding Unaudited Interim Financial Information**

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

31.4	Certification of President and Chief Executive Officer**

31.5	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)**

31.6	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)**

32.1 — Section 1350 Certification†
32.2 — Section 1350 Certification††

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*    Filed with the Registrant’s Form 10-Q dated May 6, 2014
**    Filed herewith
†    Furnished with the Registrant’s Form 10-Q dated May 6, 2014
††     Furnished herewith