Form 10-Q
period 2014-06-30
Liberty Global plc
filed 2014-08-05
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of outstanding ordinary shares of Liberty Global plc as of July 30, 2014 was: 214,909,369 Class A ordinary shares;
10,139,184 Class B ordinary shares; and 554,385,448 Class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2014	December 31, 2013
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,110.2	$2,701.9
Trade receivables, net	1,511.9	1,588.7
Derivative instruments (note 5)	499.2	252.1
Deferred income taxes	319.8	226.1
Prepaid expenses	252.1	238.2
Current assets of discontinued operation (note 3)	—	238.7
Other current assets	263.8	236.9
Total current assets	3,957.0	5,482.6
Investments (including $3,573.3 million and $3,481.8 million, respectively, measured at fair value) (note 4)	3,593.1	3,491.2
Property and equipment, net (note 7)	23,820.6	23,974.9
Goodwill (note 7)	23,950.5	23,748.8
Intangible assets subject to amortization, net (note 7)	5,382.2	5,795.4
Long-term assets of discontinued operation (note 3)	—	513.6
Other assets, net (note 5)	4,826.0	4,707.8
Total assets	$65,529.4	$67,714.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2014	December 31, 2013
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,207.5	$1,072.9
Deferred revenue and advance payments from subscribers and others	1,443.7	1,406.2
Current portion of debt and capital lease obligations (note 8)	1,850.9	1,023.4
Derivative instruments (note 5)	1,271.4	751.2
Accrued interest	666.6	598.7
Accrued programming and copyright fees	387.6	359.1
Current liabilities of discontinued operation (note 3)	—	127.5
Other accrued and current liabilities (note 12)	2,431.9	2,344.0
Total current liabilities	9,259.6	7,683.0
Long-term debt and capital lease obligations (note 8)	40,709.3	43,680.9
Long-term liabilities of discontinued operation (note 3)	—	19.8
Other long-term liabilities (notes 5 and 12)	4,772.9	4,789.1
Total liabilities	54,741.8	56,172.8
Commitments and contingencies (notes 3, 5, 8, 9 and 14)
Equity (note 10):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 214,812,401 and 222,081,117 shares, respectively	2.1	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,139,184 and 10,147,184 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 555,391,246 and 556,221,669 shares, respectively	5.6	5.6
Additional paid-in capital	12,011.1	12,809.4
Accumulated deficit	(3,641.3)	(3,312.6)
Accumulated other comprehensive earnings, net of taxes	3,067.8	2,528.8
Treasury shares, at cost	(5.2)	(7.7)
Total Liberty Global shareholders	11,440.2	12,025.8
Noncontrolling interests (note 10)	(652.6)	(484.3)
Total equity	10,787.6	11,541.5
Total liabilities and equity	$65,529.4	$67,714.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	in millions, except share and per share amounts

Revenue	$4,602.2	$3,057.8	$9,135.9	$5,729.7
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 11)	1,719.2	1,098.1	3,418.0	2,064.9
Selling, general and administrative (SG&A) (including share-based compensation) (note 11)	792.5	613.0	1,555.0	1,084.4
Depreciation and amortization	1,393.4	855.8	2,770.5	1,540.4
Impairment, restructuring and other operating items, net (notes 3 and 12)	27.6	45.8	141.2	66.7
	3,932.7	2,612.7	7,884.7	4,756.4
Operating income	669.5	445.1	1,251.2	973.3
Non-operating income (expense):
Interest expense	(641.8)	(542.4)	(1,295.3)	(1,013.9)
Interest and dividend income	2.2	35.0	16.0	48.7
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	(328.6)	(3.4)	(705.2)	192.1
Foreign currency transaction gains (losses), net	(36.4)	91.3	(57.2)	(45.0)
Realized and unrealized gains due to changes in fair values of certain investments, net (notes 4 and 6)	157.4	193.8	97.2	264.6
Losses on debt modification and extinguishment, net (note 8)	(53.0)	(11.7)	(73.9)	(170.0)
Other expense, net	(3.9)	(1.5)	(4.4)	(3.2)
	(904.1)	(238.9)	(2,022.8)	(726.7)
Earnings (loss) from continuing operations before income taxes	(234.6)	206.2	(771.6)	246.6
Income tax benefit (expense) (note 9)	0.6	(193.3)	117.6	(213.6)
Earnings (loss) from continuing operations	(234.0)	12.9	(654.0)	33.0
Discontinued operation (note 3):
Earnings (loss) from discontinued operation, net of taxes	—	(4.2)	0.8	(2.4)
Gain (adjustment to gain) on disposal of discontinued operation, net of taxes	(7.2)	—	332.7	—
	(7.2)	(4.2)	333.5	(2.4)
Net earnings (loss)	(241.2)	8.7	(320.5)	30.6
Net earnings attributable to noncontrolling interests	(8.7)	(20.3)	(8.2)	(43.2)
Net loss attributable to Liberty Global shareholders	$(249.9)	$(11.6)	$(328.7)	$(12.6)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 13):
Continuing operations	$(0.31)	$(0.01)	$(0.84)	$(0.02)
Discontinued operation	(0.01)	(0.01)	0.42	—
	$(0.32)	$(0.02)	$(0.42)	$(0.02)

Weighted average ordinary shares outstanding — basic and diluted	784,980,724	585,034,888	786,351,696	549,617,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	in millions

Net earnings (loss)	$(241.2)	$8.7	$(320.5)	$30.6
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	416.9	(500.7)	475.0	(479.3)
Reclassification adjustments included in net earnings (loss) (note 3)	0.1	0.1	64.2	0.2
Other	—	0.2	—	0.2
Other comprehensive earnings (loss)	417.0	(500.4)	539.2	(478.9)
Comprehensive earnings (loss)	175.8	(491.7)	218.7	(448.3)
Comprehensive earnings attributable to noncontrolling interests	(8.9)	(8.0)	(8.4)	(37.5)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$166.9	$(499.7)	$210.3	$(485.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2014	$2.2	$0.1	$5.6	$12,809.4	$(3,312.6)	$2,528.8	$(7.7)	$12,025.8	$(484.3)	$11,541.5
Net loss	—	—	—	—	(328.7)	—	—	(328.7)	8.2	(320.5)
Other comprehensive earnings, net of taxes	—	—	—	—	—	539.0	—	539.0	0.2	539.2
Repurchase and cancellation of Liberty Global ordinary shares (note 10)	—	—	(0.1)	(885.4)	—	—	—	(885.5)	—	(885.5)
Call option contracts on Liberty Global shares	(0.1)	—	—	(126.4)	—	—	—	(126.5)	—	(126.5)
VTR NCI Acquisition (note 10)	—	—	0.1	185.3	—	—	—	185.4	(185.4)	—
Share-based compensation (note 11)	—	—	—	89.0	—	—	—	89.0	—	89.0
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(60.8)	—	—	2.5	(58.3)	8.7	(49.6)
Balance at June 30, 2014	$2.1	$0.1	$5.6	$12,011.1	$(3,641.3)	$3,067.8	$(5.2)	$11,440.2	$(652.6)	$10,787.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2014	2013
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(320.5)	$30.6
Loss (earnings) from discontinued operation	(333.5)	2.4
Earnings (loss) from continuing operations	(654.0)	33.0
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Share-based compensation expense	109.5	119.7
Depreciation and amortization	2,770.5	1,540.4
Impairment, restructuring and other operating items, net	141.2	66.7
Amortization of deferred financing costs and non-cash interest accretion	41.8	33.2
Realized and unrealized losses (gains) on derivative instruments, net	705.2	(192.1)
Foreign currency transaction losses, net	57.2	45.0
Realized and unrealized gains due to changes in fair values of certain investments, net	(97.2)	(264.6)
Losses on debt modification and extinguishment, net	73.9	170.0
Deferred income tax expense (benefit)	(248.4)	49.7
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	17.0	(252.4)
Net cash used by operating activities of discontinued operation	(9.6)	(2.4)
Net cash provided by operating activities	2,907.1	1,346.2
Cash flows from investing activities:
Capital expenditures	(1,402.0)	(987.0)
Proceeds received upon disposition of discontinued operation, net of disposal costs	985.2	—
Cash paid in connection with acquisitions, net of cash acquired	(32.3)	(4,064.2)
Investments in and loans to affiliates and others	(18.6)	(1,202.7)
Other investing activities, net	11.1	(17.2)
Net cash used by investing activities of discontinued operation	(3.8)	(7.1)
Net cash used by investing activities	$(460.4)	$(6,278.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2014	2013
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(6,328.9)	$(7,339.1)
Borrowings of debt	3,605.8	8,845.2
Repurchase of Liberty Global and LGI shares	(895.9)	(346.4)
Net cash paid related to derivative instruments	(177.6)	(4.4)
Payment of financing costs and debt premiums	(172.2)	(341.0)
Net cash received (paid) associated with call option contracts on Liberty Global and LGI shares	(98.8)	45.2
Distributions by subsidiaries to noncontrolling interests	(2.2)	(524.4)
Decrease in restricted cash related to the Virgin Media Acquisition	—	3,594.4
Decrease in restricted cash related to the Telenet Tender	—	1,539.7
Purchase of additional Telenet shares	—	(454.5)
Other financing activities, net	9.9	6.4
Net cash used by financing activities of discontinued operation	(1.2)	(5.4)
Net cash provided (used) by financing activities	(4,061.1)	5,015.7
Effect of exchange rate changes on cash:
Continuing operations	22.7	3.3
Discontinued operation	—	(0.9)
Total	22.7	2.4
Net increase (decrease) in cash and cash equivalents:
Continuing operations	(1,577.1)	101.9
Discontinued operation	(14.6)	(15.8)
Net increase (decrease) in cash and cash equivalents	(1,591.7)	86.1
Cash and cash equivalents:
Beginning of period	2,701.9	2,038.9
End of period	$1,110.2	$2,125.0

Cash paid for interest - continuing operations	$1,199.1	$886.2
Net cash paid for taxes:
Continuing operations	$54.5	$54.6
Discontinued operation	2.2	6.2
Total	$56.7	$60.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2014
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

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at June 30, 2014 in 14 countries. Through Virgin Media and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.2%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), also a wholly-owned subsidiary, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in four European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” Our broadband communications operations in Chile are provided through our wholly-owned subsidiary, VTR GlobalCom SpA (VTR GlobalCom). Through our wholly-owned subsidiary, VTR Wireless SpA (VTR Wireless), we also offer mobile services in Chile. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as “VTR.” Our consolidated operations also include the broadband communications operations of Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60% ownership interest.

At December 31, 2013, we owned programming interests in Europe and Latin America that were held through Chellomedia BV (Chellomedia). On January 31, 2014, we completed the sale of substantially all of Chellomedia’s assets (the Chellomedia Disposal Group). Accordingly, (i) the Chellomedia Disposal Group is reflected as a discontinued operation in our condensed consolidated balance sheet as of December 31, 2013, (ii) our condensed consolidated statements of operations and cash flows have been reclassified to present the Chellomedia Disposal Group as a discontinued operation for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. Certain entities within the Chellomedia Disposal Group provide programming services to certain of our broadband communications operations, primarily in Europe. For additional information regarding our discontinued operation, see note 3.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2014.

Certain prior period amounts have been reclassified to conform to the current year presentation.

(2)   Accounting Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. This new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3)    Acquisitions and Discontinued Operation

Pending Acquisition of Ziggo

On January 27, 2014, we reached an agreement (the Ziggo Merger Agreement) on an offer to acquire all of the shares of Ziggo N.V. (Ziggo) that we do not already own (the Ziggo Offer) in a share and cash transaction. Ziggo, a publicly-traded company in the Netherlands, is the largest cable operator in the Netherlands in terms of customers. We commenced the Ziggo Offer on July 2, 2014 and such offer is currently scheduled to expire on September 10, 2014, unless extended by our company. The supervisory and management boards of Ziggo have recommended that the shareholders of Ziggo accept the Ziggo Offer. Under the terms of the Ziggo Offer, Ziggo shareholders other than Liberty Global will receive (i) 0.2282 Class A ordinary shares of Liberty Global, (ii) 0.5630 Class C ordinary shares of Liberty Global and (iii) €11.00 ($15.06) in cash for each Ziggo share that they own (the Ziggo Offer Price). The completion of the Ziggo Offer is subject to customary closing conditions, including a minimum tender condition and receipt of competition clearances. In May 2014, the European Commission announced the start of an in-depth merger review of the Ziggo Offer and that such review is expected to be completed during the second half of 2014.

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

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2013 give effect to the Virgin Media Acquisition as if it had been completed as of January 1, 2013. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	in millions, except per share amounts
Revenue:
Continuing operations	$4,224.7	$8,494.6
Discontinued operation	104.1	199.9
Total	$4,328.8	$8,694.5

Net loss attributable to Liberty Global shareholders	$(72.0)	$(348.4)
Basic and diluted loss attributable to Liberty Global shareholders per share	$(0.09)	$(0.43)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Discontinued Operation

On January 31, 2014, we completed the sale of the Chellomedia Disposal Group to AMC Networks Inc. for €750.0 million ($1,013.1 million at the applicable rate) in cash (the Chellomedia Transaction). Accordingly, the Chellomedia Disposal Group is reflected as a discontinued operation in our condensed consolidated statements of operations and cash flows for all periods presented. In connection with the sale of the Chellomedia Disposal Group, we recognized a pre-tax gain of $342.2 million during the six months ended June 30, 2014. This pre-tax gain is net of a $64.0 million cumulative foreign currency translation loss, which was reclassified to net loss from accumulated other comprehensive earnings. The associated income tax expense of $9.5 million differs from the amount computed by applying the U.K. statutory income tax rate in effect at the time of 21.5% due primarily to the fact that (i) the transaction was not subject to taxation in the U.K. and (ii) most elements of the transaction were not subject to taxation in the Netherlands or the U.S. The net after-tax gain of $332.7 million for the six months ended June 30, 2014 is included in gain on disposal of discontinued operations, net of taxes, in our condensed consolidated statement of operations.

The operating results of the Chellomedia Disposal Group for the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013 are summarized in the following table:

	Three months ended June 30, 2013	Six months ended June 30,
		2014 (a)	2013
	in millions

Revenue	$104.1	$26.6	$199.9
Operating income (loss)	$0.1	$0.6	$(2.7)
Earnings (loss) before income taxes and noncontrolling interests	$(1.5)	$0.9	$0.4
Income tax expense	$(2.7)	$(0.1)	$(2.8)
Earnings (loss) from discontinued operation attributable to Liberty Global shareholders, net of taxes	$(4.6)	$0.8	$(2.7)
_______________

(a)	Includes the operating results of the Chellomedia Disposal Group through January 31, 2014, the date the Chellomedia Disposal Group was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(4)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2014	December 31, 2013
	in millions
Fair value:
Ziggo (a):
Not subject to re-use rights (38.7 million and 34.1 million shares, respectively)	$1,791.2	$1,560.1
Subject to re-use rights (18.3 million and 22.9 million shares, respectively)	844.1	1,049.4
Total — Ziggo	2,635.3	2,609.5
Sumitomo (b)	616.6	572.9
Other (c)	321.4	299.4
Total — fair value	3,573.3	3,481.8
Equity	19.3	8.9
Cost	0.5	0.5
Total	$3,593.1	$3,491.2
_______________

(a)
At June 30, 2014, we owned 57,000,738 shares of Ziggo. Our Ziggo shares represented 28.5% of the outstanding shares of Ziggo at June 30, 2014. At June 30, 2014, 19,965,600 of the Ziggo shares that we owned were (i) subject to a share collar (the Ziggo Collar) and (ii) pledged as collateral under a secured borrowing arrangement (the Ziggo Collar Loan) and are held in a custody account. Under the terms of the Ziggo Collar, the counterparty has the right to re-use most of the Ziggo shares held in the custody account (up to an estimated 18.3 million shares at June 30, 2014), but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the Ziggo shares that the counterparty would need to borrow from the custody account to hedge its exposure under the Ziggo Collar (an estimated 14.3 million shares at June 30, 2014). The decline in the number of shares subject to re-use rights is primarily attributable to a partial settlement in January 2014 of the Ziggo Collar and Ziggo Collar Loan.

(b)
At June 30, 2014, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at June 30, 2014. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(c)
Includes various fair value investments, the most significant of which is our 17.0% interest in ITI Neovision S.A. (formerly Canal+ Cyfrowy S.A.), a privately-held direct-to-home (DTH) operator in Poland.

Subsequent Event

For information concerning an investment we completed subsequent to June 30, 2014, see note 16.

(5)    Derivative Instruments

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2014			December 31, 2013
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$497.3	$483.3	$980.6	$248.4	$520.8	$769.2
Equity-related derivative instruments (c)	—	425.1	425.1	—	430.4	430.4
Foreign currency forward contracts	1.3	—	1.3	2.6	—	2.6
Other	0.6	1.5	2.1	1.1	0.9	2.0
Total	$499.2	$909.9	$1,409.1	$252.1	$952.1	$1,204.2
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$1,163.5	$2,271.2	$3,434.7	$727.2	$2,191.4	$2,918.6
Equity-related derivative instruments (c)	105.1	—	105.1	15.6	101.3	116.9
Foreign currency forward contracts	2.6	—	2.6	8.2	12.0	20.2
Other	0.2	0.1	0.3	0.2	0.6	0.8
Total	$1,271.4	$2,271.3	$3,542.7	$751.2	$2,305.3	$3,056.5
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of June 30, 2014 and December 31, 2013, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $7.7 million and $9.8 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $122.6 million and $173.0 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $19.4 million and $13.0 million during the three months ended June 30, 2014 and 2013, respectively, and net losses of $48.9 million and $45.5 million during the six months ended June 30, 2014 and 2013, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

(c)
Our equity-related derivative instruments include the fair value of (i) the Ziggo Collar with respect to the Ziggo shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company and (iii) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to the VM Convertible Notes, as defined and described in note 8. The fair values of the Ziggo Collar and the Sumitomo Collar do not include credit risk valuation adjustments as we have assumed that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the secured borrowing arrangements of the Ziggo Collar and Sumitomo Collar. For additional information regarding the Ziggo Collar, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	in millions

Cross-currency and interest rate derivative contracts	$(285.7)	$162.4	$(705.9)	$343.0
Equity-related derivative instruments:
Sumitomo Collar	(23.8)	(52.4)	(15.3)	(140.1)
Ziggo Collar	(21.3)	—	(5.9)	—
Virgin Media Capped Calls	0.7	(9.4)	0.9	(9.4)
Total equity-related derivative instruments	(44.4)	(61.8)	(20.3)	(149.5)
Foreign currency forward contracts	0.4	(103.5)	20.4	(1.1)
Other	1.1	(0.5)	0.6	(0.3)
Total	$(328.6)	$(3.4)	$(705.2)	$192.1

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

	Six months ended
	June 30,
	2014	2013
	in millions
Operating activities	$(248.5)	$(211.8)
Investing activities	—	(15.4)
Financing activities	(177.6)	(4.4)
Total	$(426.1)	$(231.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At June 30, 2014, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $626.7 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of June 30, 2014, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to June 30, 2014, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2014 are as follows:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
January 2015 - July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2015	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
December 2016	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	14.01%
January 2015	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2015 - January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
April 2018	€285.1	CHF	346.7	10.51%	9.87%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2015	€365.8	CZK	10,521.8	5.48%	5.99%
January 2015 - January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
January 2015	€260.0	HUF	75,570.0	5.50%	9.40%
January 2015 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2015	€400.5	PLN	1,605.6	5.50%	7.50%
January 2015 - January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2014	CLP 181,322.0		$340.0	8.76%	6 mo. LIBOR + 1.75%
December 2014	CLP 107,800.0	EUR	134.2	10.00%	6 mo. EURIBOR + 2.00%
December 2015	CLP 53,000.0	EUR	69.1	5.75%	3.50%
Unitymedia Hessen GmbH & Co. KG, a subsidiary of Unitymedia KabelBW:
January 2021	$1,000.0		€688.2	5.50%	5.58%
March 2019	$459.3		€326.5	7.50%	7.98%

VTR GlobalCom:
January 2022	$1,400.0	CLP	760,340.0	6.88%	10.94%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

September 2014	$134.9	CLP	74,639.5	6 mo. LIBOR + 3.00%	11.34%
September 2014	CLP 74,639.5		$134.9	11.34%	6 mo. LIBOR + 3.00%
_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2014 are as follows:

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021		£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015		£600.0	6 mo. GBP LIBOR	2.90%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2015		€1,554.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.56%
January 2015		€1,364.8	6 mo. EURIBOR	3.44%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021		€750.0	6 mo. EURIBOR	2.57%
January 2015 - December 2016		€500.0	6 mo. EURIBOR	4.32%
July 2014		€337.0	6 mo. EURIBOR	3.94%
January 2015 - January 2023		€290.0	6 mo. EURIBOR	2.79%
December 2015		€263.3	6 mo. EURIBOR	3.97%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2015 - January 2018		€175.0	6 mo. EURIBOR	3.74%
January 2015 - July 2020		€171.3	6 mo. EURIBOR	3.95%
July 2020		€171.3	6 mo. EURIBOR	4.32%
December 2014		€107.0	6 mo. EURIBOR	4.73%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
January 2015	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at June 30, 2014 are detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (a):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€1.1	6.50%
December 2017	€1.1	5.50%

Interest rate cap sold (b):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(b)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at June 30, 2014, as detailed below:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2014:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions

LGE Financing	$1.5		€1.1	July 2014 - October 2014
UPC Broadband Holding	$2.3	CZK	44.5	July 2014 - March 2015
UPC Broadband Holding	€45.3	CHF	55.4	July 2014 - June 2015
UPC Broadband Holding	€13.5	CZK	361.2	July 2014 - March 2015
UPC Broadband Holding	€12.4	HUF	3,825.0	July 2014 - March 2015
UPC Broadband Holding	€36.0	PLN	155.2	July 2014 - March 2015
UPC Broadband Holding	£2.7		€3.3	July 2014 - March 2015
Telenet NV	$24.5		€18.0	July 2014 - December 2014
VTR GlobalCom	$27.6	CLP	15,336.1	July 2014 - June 2015

Subsequent Event

For information regarding a hedging transaction that we entered into subsequent to June 30, 2014, see note 16.

(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2014 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2014, no such transfers were made.

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
June 30, 2014
(unaudited)

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

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the June 30, 2014 valuation of the Ziggo Collar, we used an average forecasted volatility of 22.2%. At June 30, 2014, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.

As further described in note 5, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes applicable interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads are Level 3 inputs that are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2013, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Virgin Media Acquisition. We used a discount rate of 9.0% for our valuation of the customer relationships acquired as a result of this acquisition. For additional information, see note 3. We did not perform significant nonrecurring fair value measurements during the six months ended June 30, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2014 using:
Description	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$980.6	$—	$980.6	$—
Equity-related derivative instruments	425.1	—	—	425.1
Foreign currency forward contracts	1.3	—	1.3	—
Other	2.1	—	2.1	—
Total derivative instruments	1,409.1	—	984.0	425.1
Investments	3,573.3	3,251.9	—	321.4
Total assets	$4,982.4	$3,251.9	$984.0	$746.5

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$3,434.7	$—	$3,434.7	$—
Equity-related derivative instruments	105.1	—	—	105.1
Foreign currency forward contracts	2.6	—	2.6	—
Other	0.3	—	0.3	—
Total liabilities	$3,542.7	$—	$3,437.6	$105.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2014	$299.4	$313.5	$612.9
Partial settlement of the Ziggo Collar (a)	—	17.9	17.9
Gains (losses) included in net loss (b):
Realized and unrealized losses on derivative instruments, net	—	(20.3)	(20.3)
Realized and unrealized gains due to changes in fair values of certain investments, net	19.1	—	19.1
Foreign currency translation adjustments and other, net	2.9	8.9	11.8
Balance of net assets at June 30, 2014	$321.4	$320.0	$641.4

_______________

(a)	For additional information regarding the Ziggo Collar, see note 4.

(b)	Most of these net gains (losses) relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2014	December 31, 2013
	in millions

Distribution systems	$26,241.1	$25,193.2
Customer premises equipment	6,563.2	6,126.0
Support equipment, buildings and land	3,835.9	3,581.9
	36,640.2	34,901.1
Accumulated depreciation	(12,819.6)	(10,926.2)
Total property and equipment, net	$23,820.6	$23,974.9

During the six months ended June 30, 2014 and 2013, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $89.8 million and $44.9 million, respectively. In addition, during the six months ended June 30, 2014 and 2013, we recorded non-cash increases related to vendor financing arrangements of $401.8 million and $221.6 million, respectively, which amounts exclude related value-added taxes (VAT) of $41.6 million and $17.6 million, respectively, that were also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2014 are set forth below:

	January 1, 2014	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2014
	in millions
European Operations Division:
U.K. (Virgin Media)	$9,598.2	$—	$310.5	$9,908.7
Germany (Unitymedia KabelBW)	3,939.4	—	(28.1)	3,911.3
Belgium (Telenet)	2,255.1	—	(16.1)	2,239.0
The Netherlands	1,260.4	—	(9.0)	1,251.4
Switzerland	3,197.4	—	5.4	3,202.8
Other Western Europe	1,079.7	—	(7.7)	1,072.0
Total Western Europe	21,330.2	—	255.0	21,585.2
Central and Eastern Europe	1,520.1	5.5	(25.1)	1,500.5
Total European Operations Division	22,850.3	5.5	229.9	23,085.7
Chile (VTR)	508.5	—	(25.3)	483.2
Corporate and other	390.0	—	(8.4)	381.6
Total	$23,748.8	$5.5	$196.2	$23,950.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$8,095.9	$(2,840.3)	$5,255.6	$8,116.7	$(2,458.4)	$5,658.3
Other	264.8	(138.2)	126.6	288.1	(151.0)	137.1
Total	$8,360.7	$(2,978.5)	$5,382.2	$8,404.8	$(2,609.4)	$5,795.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(8)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	June 30, 2014					Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
		in millions
Debt:
VM Notes	6.11%	—	$—	$8,881.5	$9,188.7	$8,555.1	$9,150.1
VM Credit Facility	3.78%	£660.0	1,128.8	5,018.9	4,388.9	5,004.1	4,352.8
VM Convertible Notes (e)	6.50%	—	—	164.1	164.1	57.2	57.5
UPCB SPE Notes	6.88%	—	—	4,541.0	4,536.5	4,207.5	4,219.5
UPC Broadband Holding Bank Facility	3.72%	€976.2	1,336.6	3,536.2	5,717.8	3,521.3	5,671.4
UPC Holding Senior Notes (f)	7.16%	—	—	2,982.0	3,297.4	2,701.8	3,099.2
Unitymedia KabelBW Notes	6.88%	—	—	8,277.0	8,058.2	7,607.5	7,651.9
Unitymedia KabelBW Revolving Credit Facilities	2.66%	€337.5	462.1	108.7	—	109.5	—
Telenet SPE Notes	5.96%	—	—	2,797.6	2,916.5	2,601.2	2,759.2
Telenet Credit Facility	3.52%	€322.9	442.1	1,858.8	1,956.9	1,853.7	1,936.9
VTR Finance Senior Secured Notes	6.88%	—	—	1,497.1	—	1,400.0	—
Sumitomo Collar Loan	1.88%	—	—	973.3	939.3	930.8	894.3
Ziggo Collar Loan	0.45%	—	—	683.1	852.9	678.8	852.6
Liberty Puerto Rico Bank Facility	6.89%	$25.0	25.0	652.5	666.2	652.3	665.0
Ziggo Margin Loan (g)	—	—	—	—	634.3	—	634.3
Vendor financing (h)	3.59%	—	—	659.7	603.1	659.7	603.1
Other (i)	8.95%	(j)	200.0	198.1	308.2	198.1	308.2
Total debt	5.59%		$3,594.6	$42,829.6	$44,229.0	40,738.6	42,856.0

Capital lease obligations:
Unitymedia KabelBW						931.0	952.0
Telenet						466.2	451.2
Virgin Media						350.7	373.5
Other subsidiaries						73.7	71.6
Total capital lease obligations						1,821.6	1,848.3
Total debt and capital lease obligations						42,560.2	44,704.3
Current maturities						(1,850.9)	(1,023.4)
Long-term debt and capital lease obligations						$40,709.3	$43,680.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2014 for all borrowings outstanding pursuant to each debt instrument including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 6.6% at June 30, 2014.  For information concerning our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2014 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2014, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At June 30, 2014, our availability under the UPC Broadband Holding Bank Facility (as defined and described below) was limited to €884.1 million ($1,210.4 million). When the relevant June 30, 2014 compliance reporting requirements have been completed and assuming no changes from June 30, 2014 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €951.6 million ($1,302.8 million). In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At June 30, 2014, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Virgin Media was limited to £259.1 million ($443.1 million) and none of the liquidity of Liberty Puerto Rico was available to be loaned or distributed. When the relevant June 30, 2014 compliance reporting requirements have been completed and assuming no changes from June 30, 2014 borrowing levels, we anticipate that the availability to be loaned or distributed by Virgin Media will be limited to £443.0 million ($757.7 million) and that all of the liquidity of Liberty Puerto Rico will continue to be unavailable to be loaned or distributed. For information concerning transactions completed subsequent to June 30, 2014 that could have an impact on unused borrowing capacity, see note 16.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 6.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
The 6.50% convertible senior notes issued by Virgin Media (the VM Convertible Notes) are exchangeable under certain conditions for (subject to further adjustment as provided in the underlying indenture and subject to Virgin Media’s right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 of our Class A ordinary shares, 33.4963 of our Class C ordinary shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. The amount reported in the estimated fair value column for the VM Convertible Notes represents the estimated fair value of the remaining VM Convertible Notes outstanding as of June 30, 2014, including both the debt and equity components.

(f)
During April 2014, we used existing cash to fully redeem UPC Holding’s $400.0 million principal amount of 9.875% senior notes due 2018 (the UPC Holding 9.875% Senior Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment of $41.5 million, which includes (i) $19.7 million of redemption premiums, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs.

(g)
During the first quarter of 2014, we used existing cash to repay the full amount of the limited recourse margin loan (the Ziggo Margin Loan) that was secured by a portion of our investment in Ziggo. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $2.3 million related to the write-off of deferred financing costs. For information regarding our investment in Ziggo, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are generally due within one year. At June 30, 2014 and December 31, 2013, the amounts owed pursuant to these arrangements include $59.2 million and $47.3 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(i)
The December 31, 2013 amounts include outstanding borrowings of $113.1 million under VTR Wireless’s then-existing CLP 60.0 billion ($108.5 million) term loan bank facility (the VTR Wireless Bank Facility). In January 2014, all outstanding amounts under the VTR Wireless Bank Facility were repaid and the VTR Wireless Bank Facility was cancelled. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $2.0 million related to the write-off of deferred financing costs.

(j)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within VTR, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Senior Credit Facility) and a CLP 22.0 billion ($39.8 million) Chilean peso facility (the VTR CLP Senior Credit Facility), each of which were undrawn at June 30, 2014. The VTR Dollar Senior Credit Facility and the VTR CLP Senior Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively.

VM Notes

On March 14, 2014, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $425.0 million principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Dollar Senior Secured Notes), (ii) £430.0 million ($735.4 million) principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes and, together with the 2025 VM Dollar Senior Secured Notes, the 2025 VM Senior Secured Notes) and (iii) £225.0 million ($384.8 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Original 2029 VM Senior Secured Notes). In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of the £875.0 million ($1,496.5 million) principal amount of 7.0% senior secured notes due 2018 (the 2018 VM Sterling Senior Secured Notes). In connection with these transactions, we recognized a gain on debt modification and extinguishment of $5.2 million, which includes (i) the write-off of $61.8 million of unamortized premium, (ii) $51.3 million of redemption premiums and (iii) the write-off of $5.3 million of deferred financing costs.

In April 2014, (i) Virgin Media Secured Finance issued £175.0 million ($299.3 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Additional 2029 VM Senior Secured Notes and, together with the Original 2029 VM Senior Secured Notes, the 2029 VM Senior Secured Notes) at an issue price of 101.75% and (ii) Virgin Media entered into (a) a new £100.0 million ($171.0 million) term loan (VM Facility D) and (b) a new £849.4 million ($1,452.7 million) term loan (VM Facility E), each under the VM Credit Facility (as defined and described below). In connection with these transactions, (1) certain lenders under the existing £600.0 million ($1,026.2 million) term loan (VM Facility C) under the VM Credit Facility effectively rolled £500.4 million ($855.8 million) of their drawn commitments under VM Facility C to VM Facilities D and E and (2) the remaining outstanding balance of VM Facility C was repaid with existing liquidity. VM Facilities D and E were drawn on in May 2014, and the net proceeds, together with the net proceeds from the Additional 2029 VM Senior Secured Notes, were used to fully redeem the $1.0 billion principal amount of 6.5% senior secured notes due 2018 (the 2018 VM Dollar Senior Secured Notes). In connection with these transactions, we recognized a loss on debt modification and extinguishment of $5.4 million, which includes (i) the write-off of $33.9 million of unamortized premium, (ii) $32.4 million of redemption premiums and (iii) the write-off of $6.9 million of deferred financing costs.

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

The 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Leverage Ratio test, as defined in the applicable indenture. In addition, the 2025 VM Senior

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Secured Notes and 2029 VM Senior Secured Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £50.0 million ($85.5 million) or more in the aggregate of Virgin Media, Virgin Media Finance PLC, a wholly-owned subsidiary of Virgin Media, Virgin Media Secured Finance or VMIH (as applicable under the relevant indenture), or the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the 2025 VM Senior Secured Notes and 2029 VM Senior Secured Notes.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

VM Credit Facility

The VM Credit Facility, as amended, is the senior secured credit facility of VMIH. The details of our borrowings under the VM Credit Facility as of June 30, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

A	June 7, 2019	LIBOR + 3.25%	£375.0	$—	$641.3
B	June 7, 2020	LIBOR + 2.75% (b)	$2,755.0	—	2,743.1
D	June 30, 2022	LIBOR + 3.25% (b)	£100.0	—	170.6
E	June 30, 2023	LIBOR + 3.50% (b)	£849.4	—	1,449.1
Revolving facility (c)	June 7, 2019	LIBOR + 3.25%	£660.0	1,128.8	—
Total				$1,128.8	$5,004.1
 _______________

(a)	The carrying values of VM Facilities B, D and E include the impact of discounts.

(b)	VM Facilities B, D and E each have a LIBOR floor of 0.75%.

(c)	The revolving facility has a fee on unused commitments of 1.3% per year.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of June 30, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Q	July 31, 2014	EURIBOR + 2.75%	€30.0	$41.1	$—
V (d)	January 15, 2020	7.625%	€500.0	—	684.5
Y (d)	July 1, 2020	6.375%	€750.0	—	1,026.8
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AG	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	2,123.7
AH	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,301.8
AI	April 30, 2019	EURIBOR + 3.25%	€1,016.2	1,295.5	95.8
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,211.3)
Total				$1,336.6	$3,521.3
_______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at June 30, 2014 without giving effect to the impact of discounts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(b)
At June 30, 2014, our availability under the UPC Broadband Holding Bank Facility was limited to €884.1 million ($1,210.4 million). When the relevant June 30, 2014 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €951.6 million ($1,302.8 million). Facilities Q and AI have fees on unused commitments of 0.75% and 1.3% per year, respectively.

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

In January 2014, VTR Finance B.V. (VTR Finance), our wholly-owned subsidiary, issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Finance Senior Secured Notes) in connection with the extraction of VTR GlobalCom and certain of its parents and all of its subsidiaries from the UPC Holding credit pool. The net proceeds from the VTR Finance Senior Secured Notes of $1,375.0 million, together with cash from another subsidiary of Liberty Global of €253.8 million ($355.3 million), were loaned to UPC Broadband Holding and used to repay all of the outstanding indebtedness under Facilities R, S and AE, which included €9.3 million ($13.0 million) of cash associated with the settlement of related derivatives. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $7.2 million related to the write-off of deferred financing costs.

During the first quarter of 2014, we used existing cash to repay all of the outstanding borrowings under Facility AF. In connection with this transaction, we recognized a loss on debt modification and extinguishment of $9.3 million, including (i) a $4.9 million write-off of an unamortized discount and (ii) a $4.4 million write-off of deferred financing costs.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet International. The details of our borrowings under the Telenet Credit Facility as of June 30, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$684.5
O (c)	February 15, 2021	6.625%	€300.0	—	410.7
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	547.6
S	December 31, 2016	EURIBOR + 2.75%	€36.9	50.5	—
U (c)	August 15, 2022	6.250%	€450.0	—	616.1
V (c)	August 15, 2024	6.750%	€250.0	—	342.3
W (d)	June 30, 2022	EURIBOR + 3.25%	€474.1	—	647.6
X	September 30, 2020	EURIBOR + 2.75%	€286.0	391.6	—
Y (d)	June 30, 2023	EURIBOR + 3.50%	€882.9	—	1,206.1
Elimination of Telenet Facilities M, O, P, U and V in consolidation (c)				—	(2,601.2)
Total				$442.1	$1,853.7
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at June 30, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(b)	Telenet Facilities S and X have a fee on unused commitments of 1.10% per year.

(c)	As described below, the amounts outstanding under Telenet Facilities M, O, P, U and V are eliminated in Liberty Global’s consolidated financial statements.

(d)	The carrying values of Telenet Facilities W and Y include the impact of discounts.

In April 2014, Telenet entered into Telenet Facility W and Telenet Facility Y. The net proceeds from these issuances, along with available cash and cash equivalents, were used to (i) fully redeem the outstanding amounts under existing Facilities Q, R and T under the Telenet Credit Facility and (ii) fully repay the €100.0 million ($136.9 million) outstanding principal amount under Telenet Facility N to Telenet Finance Luxembourg II S.A. (Telenet Finance II) and, in turn, Telenet Finance II used the proceeds to fully redeem its 5.3% senior secured notes due November 2016 (the Telenet Finance II Notes). Telenet Finance II was a special purpose financing entity that, prior to the redemption of the Telenet Finance II Notes, was consolidated by Telenet. In addition, the commitments under Telenet’s then existing revolving credit facility (Telenet Facility S) were reduced from €158.0 million ($216.3 million) to €36.9 million ($50.5 million) and Telenet entered into Telenet Facility X. In connection with the above transactions, we recognized a loss on debt modification and extinguishment of $11.9 million, including (a) the write-off of $7.1 million of deferred financing costs, (b) $3.6 million of redemption premium and (c) the write-off of $1.2 million of unamortized discount.

Ziggo Bridge Facility

On January 27, 2014, LGE HoldCo VI B.V., our wholly-owned subsidiary, entered into a bridge facility agreement (the Ziggo Bridge Facility). The Ziggo Bridge Facility, which was never drawn, was cancelled on February 17, 2014.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of June 30, 2014 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on June 30, 2014 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Unitymedia KabelBW	Telenet (b)	Other (c)	Total
	in millions
Year ending December 31:
2014 (remainder of year)	$70.3	$317.3	$137.4	$10.1	$726.0	$1,261.1
2015	78.7	212.7	64.9	10.1	7.5	373.9
2016	—	—	—	10.1	378.6	388.7
2017	—	—	—	10.1	867.3	877.4
2018	—	—	—	10.1	342.8	352.9
2019	1,582.0	—	2,376.1	23.2	—	3,981.3
Thereafter	11,873.7	10,352.6	5,234.4	4,566.7	1,400.0	33,427.4
Total debt maturities	13,604.7	10,882.6	7,812.8	4,640.4	3,722.2	40,662.7
Unamortized premium (discount)	106.0	(17.9)	(3.0)	(4.1)	(5.1)	75.9
Total debt	$13,710.7	$10,864.7	$7,809.8	$4,636.3	$3,717.1	$40,738.6
Current portion (d)	$151.4	$530.0	$202.3	$10.1	$723.5	$1,617.3
Noncurrent portion	$13,559.3	$10,334.7	$7,607.5	$4,626.2	$2,993.6	$39,121.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

_______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet.

(c)
The debt maturity during the remainder of 2014 includes the $685.0 million (equivalent) principal amount outstanding under the Ziggo Collar Loan, which we expect to settle on or before the closing of the acquisition of Ziggo. The Ziggo Collar Loan may be settled with cash, shares or a combination thereof. For information regarding our pending acquisition of Ziggo, see note 3.

(d)	Includes the $205.3 million aggregate principal amount outstanding under the revolving credit facilities of our subsidiaries.

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2014 (remainder of year)	$50.0	$44.7	$84.6	$10.0	$189.3
2015	100.4	71.0	129.6	21.9	322.9
2016	100.4	70.3	75.8	18.7	265.2
2017	100.4	68.4	32.0	11.4	212.2
2018	100.4	64.7	7.2	5.0	177.3
2019	100.4	52.9	4.8	3.0	161.1
Thereafter	1,092.7	259.9	244.1	24.5	1,621.2
Total principal and interest payments	1,644.7	631.9	578.1	94.5	2,949.2
Amounts representing interest	(713.7)	(165.7)	(227.4)	(20.8)	(1,127.6)
Present value of net minimum lease payments	$931.0	$466.2	$350.7	$73.7	$1,821.6
Current portion	$29.5	$45.1	$142.8	$16.2	$233.6
Noncurrent portion	$901.5	$421.1	$207.9	$57.5	$1,588.0

Non-cash Refinancing Transactions

During the six months ended June 30, 2014 and 2013, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $2,219.6 million and $5,061.5 million, respectively.

Subsequent Event

For information concerning a financing transaction completed subsequent to June 30, 2014, see note 16.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(9)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	in millions

Computed “expected” tax benefit (expense) (a)	$49.3	$(47.4)	$162.0	$(56.7)
Change in valuation allowances	(92.2)	1.9	(142.5)	1.1
International rate differences (b)	48.7	28.5	102.7	42.4
Non-deductible or non-taxable interest and other expenses	(51.8)	(48.6)	(82.8)	(82.8)
Tax effect of intercompany financing	41.0	7.4	81.5	7.4
Recognition of previously unrecognized tax benefits	—	—	28.8	—
Non-deductible or non-taxable foreign currency exchange results	(17.9)	12.7	(23.3)	10.2
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	22.2	(43.9)	(11.9)	(30.7)
Enacted tax law and rate changes	1.1	(8.0)	5.7	(8.4)
Loss of subsidiary tax attributes due to a deemed change in control	—	(91.4)	—	(91.4)
Other, net	0.2	(4.5)	(2.6)	(4.7)
Total income tax benefit (expense)	$0.6	$(193.3)	$117.6	$(213.6)
_______________

(a)
In July 2013, a law was enacted that decreased the U.K. corporate income tax rate from 23.0% to 21.0% in April 2014, with a further decline to 20.0% scheduled for April 2015. Accordingly, the statutory or “expected” tax rates used in this table are 21.0% for the 2014 periods and 23% for the 2013 periods. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the third quarter of 2013.

(b)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.K.

As of June 30, 2014, our unrecognized tax benefits included $286.0 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are currently undergoing income tax audits in Germany, the Netherlands, Slovakia, Switzerland and the U.S. During the next twelve months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2014. The amount of any such reductions could range up to $230 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect that any changes in our unrecognized tax benefits during the next twelve months will have a material impact on our unrecognized tax benefits. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(10)    Equity

Share Repurchases

During the six months ended June 30, 2014, we purchased a total of 8,062,792 Liberty Global Class A ordinary shares at a weighted average price of $42.19 per share and 13,047,074 Liberty Global Class C ordinary shares at a weighted average price

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

of $41.80 per share, for an aggregate purchase price of $885.5 million, including direct acquisition costs and the effects of derivative instruments. At June 30, 2014, the remaining amount authorized for share repurchases was $2,641.3 million.

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

(11)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$23.2	$7.8	$43.8	$11.9
Other share-based incentive awards	22.2	49.8	52.4	61.0
Total Liberty Global shares (b)	45.4	57.6	96.2	72.9
Telenet share-based incentive awards (c)	7.8	36.5	10.7	47.5
Other	1.2	(0.2)	2.6	0.3
Total	$54.4	$93.9	$109.5	$120.7
Included in:
Continuing operations:
Operating expense	$3.6	$6.0	$4.9	$9.9
SG&A expense	50.8	87.4	104.6	109.8
Total - continuing operations	54.4	93.4	109.5	119.7
Discontinued operation	—	0.5	—	1.0
Total	$54.4	$93.9	$109.5	$120.7
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global performance-based restricted share units (PSUs), (ii) the challenge performance award plan (the Challenge Performance Awards), which awards were issued on June 24, 2013, and (iii) for the 2014 periods, the PGUs, as defined and described below.

(b)
In connection with the Virgin Media Acquisition, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. Virgin Media recorded share-based compensation expense of $12.1 million and $31.4 million during the three and six months ended June 30, 2014, respectively, including compensation expense related to the Virgin Media Replacement Awards and new awards that were granted after the Virgin Media Replacement Awards were issued. During the post-acquisition period ended June 30, 2013, Virgin Media recorded share-based compensation expense of $35.9 million, primarily related to the Virgin Media Replacement Awards, including $25.9 million that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to June 30, 2013.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(c)
During the second quarter of 2013, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during the first quarter of 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of options granted under the Telenet 2010 specific stock option plan (Telenet 2010 SSOP).

The following table provides certain information related to share-based compensation not yet recognized for share incentive awards related to Liberty Global ordinary shares and Telenet ordinary shares as of June 30, 2014:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards (b)	Telenet ordinary shares (c)

Total compensation expense not yet recognized (in millions)	$166.6	$234.0	$7.3
Weighted average period remaining for expense recognition (in years)	2.8	1.8	2.4
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global 2014 Incentive Plan, (ii) the Liberty Global 2014 Nonemployee Director Incentive Plan, (iii) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global 2005 Incentive Plan), (iv) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global 2005 Director Incentive Plan), (v) the Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (the VM Incentive Plan) and (vi) certain other incentive plans of Virgin Media pursuant to which awards may no longer be granted. On January 30, 2014, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global 2005 Incentive Plan, the Liberty Global 2005 Director Incentive Plan or the VM Incentive Plan.

(b)
Amounts relate to (i) the Challenge Performance Awards, which include performance-based share appreciation rights (PSARs) and PSUs that were granted in June 2013, (ii) PSUs and (iii) the PGUs, as defined and described below.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares:

	Six months ended
	June 30,
	2014	2013
Assumptions used to estimate fair value of options, share appreciation rights (SARs) and PSARs granted:
Risk-free interest rate	0.81 - 1.77%	0.36 - 1.27%
Expected life (a)	3.1 - 5.1 years	3.2 - 7.1 years
Expected volatility (a)	25.5 -28.7%	26.9 - 35.8%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$11.40	$11.09
SARs	$8.95	$8.35
PSARs	$8.15	$8.32
Restricted share units (RSUs)	$39.72	$35.60
PSUs and PGUs	$42.48	$34.89
Total intrinsic value of awards exercised (in millions):
Options	$43.7	$35.3
SARs	$17.7	$30.6
PSARs	$0.2	$—
Cash received from exercise of options (in millions)	$23.9	$14.3
Income tax benefit related to share-based compensation (in millions)	$20.1	$15.7
____________

(a)
The 2013 ranges shown for these assumptions exclude the awards for certain former employees of Virgin Media who were expected to exercise their awards immediately or soon after the Virgin Media Acquisition. For these awards, the assumptions used for expected life and volatility were essentially nil.

Liberty Global Performance Grant Award

Effective May 1, 2014, our compensation committee authorized the grant to our Chief Executive Officer a total of one million Class A PSUs and one million Class B PSUs (the Performance Grant Units or PGUs). The PGUs, which were approved by our shareholders on June 26, 2014, are subject to the achievement of a performance condition measured in 2014 and, once the performance condition is met, the awards will vest in three equal annual installments commencing on March 15, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Share-Based Award Activity - Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during the six months ended June 30, 2014 with respect to Liberty Global ordinary shares:

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	2,708,445	$16.12
Granted	78,677	$42.54
Cancelled	(34,856)	$21.51
Exercised	(423,750)	$16.38
Outstanding at June 30, 2014	2,328,516	$16.89	5.7	$63.6
Exercisable at June 30, 2014	1,393,587	$13.50	4.5	$42.8

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	7,031,369	$14.95
Granted	157,346	$40.86
Cancelled	(86,164)	$20.16
Exercised	(1,147,771)	$14.30
Outstanding at June 30, 2014	5,954,780	$15.68	5.6	$158.6
Exercisable at June 30, 2014	3,628,006	$12.66	4.4	$107.6

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	4,168,758	$24.78
Granted	2,117,808	$40.91
Forfeited	(120,843)	$29.49
Exercised	(217,826)	$20.46
Outstanding at June 30, 2014	5,947,897	$30.57	5.2	$81.2
Exercisable at June 30, 2014	2,197,247	$19.99	3.6	$53.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	12,437,530	$23.87
Granted	4,235,616	$39.09
Forfeited	(359,164)	$28.86
Exercised	(598,149)	$20.51
Outstanding at June 30, 2014	15,715,833	$27.99	5.0	$225.2
Exercisable at June 30, 2014	6,578,331	$19.36	3.6	$151.0

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	2,817,498	$35.07
Granted	10,000	$43.59
Exercised	(6,248)	$35.03
Outstanding at June 30, 2014	2,821,250	$35.10	6.0	$25.7
Exercisable at June 30, 2014	—	$—	—	$—

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	8,452,494	$33.44
Granted	30,000	$43.03
Exercised	(18,744)	$33.41
Outstanding at June 30, 2014	8,463,750	$33.48	6.0	$76.1
Exercisable at June 30, 2014	—	$—	—	$—

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	725,676	$35.48
Granted	197,968	$40.93
Forfeited	(32,834)	$31.65
Released from restrictions	(222,782)	$34.80
Outstanding at June 30, 2014	668,028	$37.39	5.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	1,944,468	$32.79
Granted	395,936	$39.11
Forfeited	(94,513)	$29.61
Released from restrictions	(596,121)	$32.11
Outstanding at June 30, 2014	1,649,770	$34.63	5.0

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	924,648	$32.05
Granted	1,503,128	$42.78
Performance adjustment (a)	(138,668)	$26.17
Forfeited	(14,085)	$30.54
Released from restrictions	(141,499)	$26.50
Outstanding at June 30, 2014	2,133,524	$39.14	2.1

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	—	$—
Granted	1,000,000	$44.55
Outstanding at June 30, 2014	1,000,000	$44.55	2.7

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	2,744,452	$29.99
Granted	1,007,344	$39.97
Performance adjustment (a)	(416,004)	$24.73
Forfeited	(42,255)	$28.65
Released from restrictions	(424,497)	$25.02
Outstanding at June 30, 2014	2,869,040	$35.01	1.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

_______________

(a)
Represents the reduction in PSUs associated with the first quarter 2014 determination that 66.3% of the PSUs that were granted in 2012 (the 2012 PSUs) had been earned. Half of the earned 2012 PSUs were released from restrictions on March 31, 2014 and, subject to forfeitures, the remainder will be released from restrictions on September 30, 2014.

Share-based Incentive Plans - Telenet Ordinary Shares

Telenet 2014 Performance Share Plan. In May 2014, Telenet’s board of directors granted performance-based stock options (the Telenet 2014 PSP) to its senior management team. Options under the Telenet 2014 PSP vest in one installment on May 22, 2017 subject to the achievement of relevant performance criteria. As the performance criteria for these awards have not yet been set, none of these awards have been treated as granted for accounting purposes.

(12) Restructuring Liability

A summary of the changes in our restructuring liability during the six months ended June 30, 2014 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2014	$26.6	$14.9	$72.0	$113.5
Restructuring charges	24.9	8.5	90.3	123.7
Cash paid	(33.3)	(8.4)	(19.6)	(61.3)
Foreign currency translation adjustments and other	1.4	0.2	(4.2)	(2.6)
Restructuring liability as of June 30, 2014	$19.6	$15.2	$138.5	$173.3

Current portion	$19.5	$13.7	$25.6	$58.8
Noncurrent portion	0.1	1.5	112.9	114.5
Total	$19.6	$15.2	$138.5	$173.3

Prior to March 31, 2014, Telenet operated a digital terrestrial television (DTT) business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, Telenet recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge is equal to the estimated net present value of the remaining payments due under the DTT capacity contracts and is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

Our employee severance and termination costs during the six months ended June 30, 2014 relate to certain reorganization activities, primarily in the U.K., the European Operations Division’s central operations and Germany.

(13)    Earnings or Loss per Ordinary Share

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

The details of our net loss attributable to Liberty Global shareholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(242.7)	$(7.0)	$(662.2)	$(9.9)
Earnings (loss) from discontinued operation	(7.2)	(4.6)	333.5	(2.7)
Net loss attributable to Liberty Global shareholders	$(249.9)	$(11.6)	$(328.7)	$(12.6)

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and six months ended June 30, 2014 and 2013. Therefore, the potentially dilutive effect at June 30, 2014 and 2013 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs, restricted shares and RSUs of approximately 43.5 million and 49.9 million, respectively, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 6.0 million and 4.7 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million and 14.3 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria.

(14)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment, non-cancelable operating leases and other items. The U.S. dollar equivalents of such commitments as of June 30, 2014 are presented below:

	Payments due during:
	Remainder of 2014	Year ending December 31,
		2015	2016	2017	2018	2019	Thereafter	Total
	in millions

Programming commitments	$543.1	$839.0	$755.7	$594.0	$515.5	$245.1	$1.8	$3,494.2
Network and connectivity commitments	206.6	347.3	286.1	266.1	141.2	102.1	1,208.8	2,558.2
Purchase commitments	742.5	132.1	46.0	11.6	1.2	—	—	933.4
Operating leases	90.3	158.3	131.9	107.5	72.1	58.7	276.1	894.9
Other commitments	237.9	271.4	193.2	140.2	83.5	32.1	38.2	996.5
Total (a)	$1,820.4	$1,748.1	$1,412.9	$1,119.4	$813.5	$438.0	$1,524.9	$8,877.2
_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2014 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments. The amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2014 and 2013, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,056.5 million and $627.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

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

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2014 and 2013, see note 5.

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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet.  Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008.  Beginning in December 2007, Belgacom NV/SA (Belgacom), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements.  It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle.  In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Belgacom in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008.  Belgacom brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010.  On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Belgacom’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement.  On June 12, 2009, Belgacom appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Belgacom is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Belgacom.

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom’s efforts to suspend approval of these agreements were unsuccessful.  In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. On November 14, 2013, the European Court of Justice ruled that a majority of the reasons invoked by the PICs not to organize a market consultation were not overriding reasons of public interest to justify abolishing the PICs duty to organize such consultation.  The annulment case was subsequently resumed with the Belgian Council of State, which is required to follow the interpretation given by the European Court of Justice with respect to the points of EU law. On January 16, 2014, the Advocate General with the Council of State recommended that the decisions of the board of the PICs not to organize a public market consultation be annulled, and on May 27, 2014, the Belgian Council of State ruled in favor of Belgacom and annulled (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. The Belgian Council of State ruling did not annul the 2008 PICs Agreement itself. Belgacom is now free to start civil proceedings in order to have the 2008 PICs Agreement annulled and claim damages.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to annul the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation for Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($27.4 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be annulled, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($104 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studio. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,292 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim), including a claim that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In December 2013, an additional claim was asserted against OneLink alleging harm to consumers based on the purported conduct of OneLink that formed the basis for the PRTC Claim.  The claimant in the December 2013 action sought to join the PRTC Claim as a representative of the entire class of consumers who are alleged to have suffered harm as a result of the purported OneLink conduct. In February 2014, the court ruled that the December 2013 action could not be joined with the PRTC Claim. The court ruling did not preclude the claimant from pursuing a class action claim in a separate action. In March 2014, the claimant in the December 2013 claim filed a separate class action claim in Puerto Rico (the “Class Action Claim”) substantially similar to the claims asserted in the December 2013 claim. The former owners of OneLink have partially indemnified us for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

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

In May 2012, the Dutch Senate adopted laws that provide, among other matters, the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise the resale obligation introduced by these new laws. These laws became effective on January 1, 2013 notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. In January 2014, a Dutch civil court, in a proceeding initiated by UPC Netherlands B.V., declared the resale obligation laws non-binding because they infringe EU law. The Dutch Government did not appeal the January 2014 decision, and the Dutch Minister of Economic Affairs has sent a draft law to the Dutch State council seeking to withdraw the resale obligation laws. This marks the start of the legislative process to withdraw the resale obligation laws, which we expect to take up to twelve months.

In addition, on October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. The Dutch government responded to the infringement proceedings on June 25, 2013 and the European Commission is currently reviewing the response. If such response is deemed to be unsatisfactory to the European Commission, it may refer the matter to the European Court of Justice. The infringement proceeding at the European Commission against the Dutch government is still pending. It is unclear how the Dutch civil court ruling and the draft law seeking to withdraw the resale obligation laws will impact the European Commission proceedings. We cannot predict the effect on our results of operations, cash flows or financial position from any implementation of a resale regime.

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
June 30, 2014
(unaudited)

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

After Telenet submitted draft reference offers regarding the obligations described above in February 2012, to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the European Commission. Although the European Commission expressed doubts regarding the analog resale offers on August 8, 2013, the European Commission did not object to the decision on the reference offers. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services must be available approximately six months after a third-party operator files a letter of intent and pays an advance payment to each cable operator. On December 27, 2013, wireless operator Mobistar submitted a letter of intent and paid the advance payment on January 10, 2014. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network has become operational and can be applied by Mobistar.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic TV (basic analog and digital video package) and minus 30% for the bundle of basic TV and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic TV (basic analog and digital video package) and to minus 23% for the bundle of basic TV and broadband internet services. Even though the European Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgium Regulatory Authorities adopted such retail-minus tariffs on December 11, 2013.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection and the approval of the reference offers by the Belgium Regulatory Authorities, Telenet was required to begin the process of implementing its reference offers. A final ruling on the merits can be expected before the end of 2014. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the qualitative and the quantitative aspects of the reference offers.  Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is not expected before the fourth quarter of 2014. There can be no certainty that Telenet’s appeals will be successful.

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

FCO Regulatory Issues. Our acquisition of Kabel BW GmbH (KBW) was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors, including the incumbent telecommunications operator, each filed an appeal against the FCO regarding its decision to approve our acquisition of KBW. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. During the first quarter of 2014, interested third parties commented on our submission. We currently expect that the Federal Court of Justice will rule on our request during the second half of 2014. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected. If we are not granted the right to appeal, or if any appeal is unsuccessful and the Düsseldorf Court of Appeal’s ruling to overturn the FCO clearance becomes final and binding, our acquisition of KBW would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

to refuse clearance of the transaction or clear the transaction unconditionally. We will continue to pursue any available opportunity to appeal the Düsseldorf Court of Appeal’s ruling. We do not expect that the continued proceedings relating to these appeals will have any impact on the integration and development of our operations in Germany or the day-to-day running of our business. We cannot predict the final outcome of this appeal process, however, any new decision by the FCO with respect to our acquisition of KBW as a result of the Düsseldorf Court of Appeal’s ruling, including any decision that increases the existing conditions we are subject to in connection with the FCO’s initial approval of our acquisition of KBW or imposes additional conditions, could have a material adverse impact on our results of operations, cash flows or financial position.
FCO Communication. The FCO had previously communicated to us that it was reviewing customary practices regarding the duration of contracts with multiple dwelling units for analog television services, including with respect to one such contract that the FCO had identified between Unitymedia KabelBW and a landlord as potentially being subject to amendment by order. The FCO indicated that the contract term of 10 years may be an infringement of European and German antitrust laws and that it was inclined to open a test case that could set a precedent for all (or almost all) market participants. On May 22, 2014, the FCO closed this review process without any remedies or conditions.

Financial Transactions Tax. Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (FTT).  Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price.  Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Although ongoing debate in the relevant countries demonstrates continued momentum around the FTT, uncertainty remains as to when the FTT would be implemented and the breadth of its application.  Based on current information, the FTT will likely not be effective until 2016. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform.  Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matter. Virgin Media’s application of the VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £38.3 million ($65.5 million) as of June 30, 2014. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. An initial hearing on these matters took place during 2013 but was adjourned with no conclusion. The next hearing is expected to take place in September 2014.

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

We have security accreditations across a range of business-to-business (B2B) products and services in order to increase our offerings to public sector organizations in the U.K. These accreditations are granted subject to periodic reviews of our policies and procedures by U.K. governmental authorities. If we were to fail to maintain these accreditations or obtain new accreditations when required, it could impact our ability to provide certain offerings to the public sector.

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
June 30, 2014
(unaudited)

position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(15)    Segment Reporting

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

Segment information for the prior periods has been retrospectively revised to present the Chellomedia Disposal Group as a discontinued operation. Unless otherwise noted, we present only the reportable segments of our continuing operations in the tables below. We have identified the following consolidated operating segments as our reportable segments:

•	European Operations Division:

•	U.K. (Virgin Media)

•	Germany (Unitymedia KabelBW)

•	Belgium (Telenet)

•	The Netherlands

•	Switzerland

•	Other Western Europe

•	Central and Eastern Europe

•	Chile (VTR)

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. At June 30, 2014, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) the UPC DTH operating

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iii) intersegment eliminations within the European Operations Division. In Chile, VTR includes VTR GlobalCom, which provides video, broadband internet and fixed-line telephony services, and VTR Wireless, which provides mobile services through an MVNO agreement. Our corporate and other category includes (a) less significant consolidated operating segments that provide (1) broadband communications services in Puerto Rico and (2) programming and other services and (b) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,774.6	$401.3	$3,502.5	$401.3
Germany (Unitymedia KabelBW)	688.8	624.6	1,384.7	1,242.8
Belgium (Telenet)	582.4	534.4	1,156.6	1,070.6
The Netherlands	316.3	303.2	634.4	618.0
Switzerland	365.3	323.9	718.1	649.9
Other Western Europe	233.5	219.6	464.1	442.2
Total Western Europe	3,960.9	2,407.0	7,860.4	4,424.8
Central and Eastern Europe	290.7	281.5	579.9	569.3
Central and other	32.6	31.5	66.5	63.3
Total European Operations Division	4,284.2	2,720.0	8,506.8	5,057.4
Chile (VTR)	229.8	252.7	455.1	503.1
Corporate and other	94.2	94.5	187.3	187.5
Intersegment eliminations (a)	(6.0)	(9.4)	(13.3)	(18.3)
Total	$4,602.2	$3,057.8	$9,135.9	$5,729.7
______________

(a)	Amounts are primarily related to transactions between our European Operations Division and our continuing programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

	Operating cash flow
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K. (Virgin Media)	$772.4	$175.3	$1,508.9	$175.3
Germany (Unitymedia KabelBW)	431.0	369.4	860.0	729.4
Belgium (Telenet)	287.9	269.2	590.0	516.7
The Netherlands	185.1	171.1	368.4	355.9
Switzerland	219.6	189.2	426.0	371.4
Other Western Europe	114.9	105.6	228.0	210.4
Total Western Europe	2,010.9	1,279.8	3,981.3	2,359.1
Central and Eastern Europe	136.9	135.1	283.9	275.7
Central and other	(61.6)	(54.2)	(121.3)	(100.0)
Total European Operations Division	2,086.2	1,360.7	4,143.9	2,534.8
Chile (VTR)	85.8	86.8	168.5	172.0
Corporate and other	(27.1)	(18.8)	(44.0)	(29.4)
Intersegment eliminations (a)	—	11.4	4.0	22.7
Total	$2,144.9	$1,440.1	$4,272.4	$2,700.1
______________

(a)
Amounts are related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions

Total segment operating cash flow from continuing operations	$2,144.9	$1,440.1	$4,272.4	$2,700.1
Share-based compensation expense	(54.4)	(93.4)	(109.5)	(119.7)
Depreciation and amortization	(1,393.4)	(855.8)	(2,770.5)	(1,540.4)
Impairment, restructuring and other operating items, net	(27.6)	(45.8)	(141.2)	(66.7)
Operating income	669.5	445.1	1,251.2	973.3
Interest expense	(641.8)	(542.4)	(1,295.3)	(1,013.9)
Interest and dividend income	2.2	35.0	16.0	48.7
Realized and unrealized gains (losses) on derivative instruments, net	(328.6)	(3.4)	(705.2)	192.1
Foreign currency transaction gains (losses), net	(36.4)	91.3	(57.2)	(45.0)
Realized and unrealized gains due to changes in fair values of certain investments, net	157.4	193.8	97.2	264.6
Losses on debt modification and extinguishment, net	(53.0)	(11.7)	(73.9)	(170.0)
Other expense, net	(3.9)	(1.5)	(4.4)	(3.2)
Earnings (loss) from continuing operations before income taxes	$(234.6)	$206.2	$(771.6)	$246.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
Subscription revenue (a):
Video	$1,662.2	$1,274.8	$3,302.7	$2,487.5
Broadband internet	1,188.4	765.2	2,330.1	1,424.5
Fixed-line telephony	829.7	518.7	1,652.8	928.1
Cable subscription revenue	3,680.3	2,558.7	7,285.6	4,840.1
Mobile subscription revenue (b)	273.1	110.4	530.4	172.5
Total subscription revenue	3,953.4	2,669.1	7,816.0	5,012.6
B2B revenue (c)	377.5	168.9	750.0	286.2
Other revenue (b) (d)	271.3	219.8	569.9	430.9
Total revenue	$4,602.2	$3,057.8	$9,135.9	$5,729.7
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $63.0 million and $33.5 million during the three months ended June 30, 2014 and 2013, respectively, and $123.8 million and $56.7 million during the six months ended June 30, 2014 and 2013, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $49.7 million and $35.3 million during the three months ended June 30, 2014 and 2013, respectively, and $96.2 million and $68.1 million during the six months ended June 30, 2014 and 2013, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K.	$1,774.6	$401.3	$3,502.5	$401.3
Germany	688.8	624.6	1,384.7	1,242.8
Belgium	582.4	534.4	1,156.6	1,070.6
Switzerland	365.3	323.9	718.1	649.9
The Netherlands	316.3	303.2	634.4	618.0
Poland	121.2	113.2	241.7	229.7
Ireland	122.1	112.3	241.7	226.7
Austria	111.4	107.3	222.4	215.5
Hungary	65.4	63.8	129.4	127.2
The Czech Republic	50.5	54.6	102.0	112.1
Romania	37.3	34.3	74.2	68.9
Slovakia	16.3	15.6	32.6	31.4
Other (a)	32.6	31.5	66.5	63.3
Total European Operations Division	4,284.2	2,720.0	8,506.8	5,057.4
Chile	229.8	252.7	455.1	503.1
Puerto Rico	76.6	74.2	151.3	147.2
Other, including intersegment eliminations	11.6	10.9	22.7	22.0
Total	$4,602.2	$3,057.8	$9,135.9	$5,729.7
_______________

(a)	Primarily represents revenue of UPC DTH from customers located in the Czech Republic, Hungary, Romania and Slovakia.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2014
(unaudited)

(16)    Subsequent Events

Liberty Puerto Rico Refinancing Transactions

On July 7, 2014, Liberty Puerto Rico entered into (i) a new $530.0 million first lien term loan that matures on January 7, 2022 (the New LPR Term Loan B) and (ii) a new $145.0 million second lien term loan that matures on July 7, 2023 (the New LPR Term Loan C), each under Liberty Puerto Rico’s existing bank credit facility (collectively, the Liberty Puerto Rico Bank Facility). The New LPR Term Loan B and New LPR Term Loan C, each of which were issued at 99.5%, bear interest at LIBOR plus 3.50% and LIBOR plus 6.75%, respectively. The net proceeds from these issuances were used to repay all amounts then outstanding under the Liberty Puerto Rico Bank Facility. Each of the New LPR Term Loan B and New LPR Term Loan C are subject to a LIBOR floor of 1.0%. Also on July 7, 2014, the commitments under Liberty Puerto Rico’s then existing revolving credit facility under the Liberty Puerto Rico Bank Facility were cancelled and Liberty Puerto Rico entered into a new $40.0 million revolving credit facility (the New LPR Revolving Loan) that matures on July 7, 2020 and bears interest at LIBOR plus 3.50%. The New LPR Revolving Loan has a fee on unused commitments of 0.50% or 0.375% depending on the Consolidated Total Net Leverage Ratio (as defined in the Liberty Puerto Rico Bank Facility).

Investment in ITV

On July 17, 2014, we acquired an aggregate of 259,820,065 shares in ITV plc (ITV) from British Sky Broadcasting Group plc at a price of £1.85 ($3.16) per share, for a total investment of £480.7 million ($822.1 million). ITV is the leading commercial broadcaster in the U.K. As a result of this investment, we own approximately 6.4% of ITV. Most of the purchase price for the acquisition of the ITV shares was financed through a loan linked to a hedging transaction (the ITV Transaction Agreement) in relation to all of the 259,820,065 ITV shares, and the loan is secured by all of such shares.  The ITV Transaction Agreement, which has an average maturity of three years and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2013 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2014 and 2013.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2014.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated revenue decreases or cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2013 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services with consolidated operations at June 30, 2014 in 14 countries. Through Virgin Media, Unitymedia KabelBW and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K., Germany and Belgium, respectively. Through UPC Holding, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in four European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” Our broadband communications operations in Chile are provided through VTR GlobalCom. Through VTR Wireless, we also offer mobile services in Chile. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as “VTR.” Our consolidated operations also include the broadband communications operations of Liberty Puerto Rico.

We have completed a number of transactions that impact the comparability of our 2014 and 2013 results of operations. The most significant of these was the Virgin Media Acquisition on June 7, 2013. We also completed a number of less significant acquisitions in Europe during 2013 and the first six months of 2014.

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

For further information regarding our pending and completed acquisitions and our discontinued operation, see note 3 to our condensed consolidated financial statements.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At June 30, 2014, we owned and operated networks that passed 47,401,600 homes and served 48,905,400 revenue generating units (RGUs), consisting of 21,658,200 video subscribers, 14,822,300 broadband internet subscribers and 12,424,900 fixed-line telephony subscribers. In addition, at June 30, 2014, we served 4,253,800 mobile subscribers.

Including the effects of acquisitions, we added a total of 255,200 and 624,700 RGUs during the three and six months ended June 30, 2014, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 238,800 and 583,900 RGUs on an organic basis during the three and six months ended June 30, 2014, respectively, as compared to 191,300 and 564,100 RGUs that our continuing operations added on an organic basis during the three and six months ended June 30, 2013, respectively. The organic RGU growth during the three and six months ended June 30, 2014 is attributable to the growth of our (i) broadband internet services, which added 185,200 and 424,400 RGUs, respectively, (ii) fixed-line telephony services, which added 125,200 and 301,900 RGUs, respectively, and (iii) digital cable services, which added 101,700 and 219,400 RGUs, respectively. The growth of our broadband internet, fixed-line telephony and digital cable services was partially offset by declines in our analog cable RGUs of 151,700 and 323,500, respectively, and less significant declines in our DTH video services and multi-channel multi-point (microwave) distribution system (MMDS) video RGUs.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node (referred to herein as FTTx) and advanced digital subscriber line (DSL) technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in overall revenue and subscription revenue from broadband internet services in the Netherlands during the second quarter of 2014, as compared to the first quarter of 2014;

(ii)
organic declines in subscription revenue from (a) broadband internet services in the Netherlands and (b) fixed-line telephony services in Belgium and Chile during the second quarter of 2014, as compared to the second quarter of 2013;

(iii)
organic declines in video RGUs in most of our markets during the second quarter of 2014, as net declines in our analog cable RGUs generally exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets;

(iv)
organic declines in ARPU from (a) broadband internet in the Netherlands and (b) fixed-line telephony services in most of our markets during the second quarter of 2014, as compared to the second quarter of 2013; and

(v)	organic declines in overall ARPU in the Netherlands and many of our other markets during the second quarter of 2014, as compared to the second quarter of 2013.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2014 and 2013 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity. Normally, any such impacts would not be significant, however, due to the size of the Virgin Media Acquisition, certain of our consolidated organic revenue growth rates are significantly different from the growth rates we would have reported if we had excluded Virgin Media’s organic growth from the organic growth rate calculations. Accordingly, to provide an additional perspective on (i) the growth of the components of our consolidated revenue and (ii) changes in our operating expenses, SG&A expenses and operating cash flow, we present (a) organic revenue growth rates that exclude Virgin Media’s organic growth in a note to our consolidated product revenue table included under Discussion and Analysis of our Consolidated Operations and (b) the organic changes of our consolidated operating expenses, SG&A expenses and operating cash flow excluding the impact of Virgin Media in a note to the respective tables that are included in Discussion and Analysis of our Reportable Segments.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) during the three months ended June 30, 2014 was to the euro and British pound sterling as 40.9% and 38.6% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services, and certain of our reportable segments provide mobile services. For detailed information regarding the composition of our reportable segments, see note 15 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding allocable share-based compensation expense, as further discussed in note 15 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and six months ended June 30, 2014 and 2013. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. We also provide a table showing the operating cash flow margins of our reportable segments for the three and six months ended June 30, 2014 and 2013 at the end of this section.

The revenue of our reportable segments includes revenue earned from subscribers for broadband communications and mobile services, revenue earned from B2B services, interconnect fees, installation fees, channel carriage fees, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 15 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

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

We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our network through interconnection points. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight in many of our markets. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes,we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our operating cash flow would be dependent on the call or text messaging patterns that are subject to the changed termination rates.

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,774.6	$401.3	$1,373.3	N.M.	N.M.
Germany (Unitymedia KabelBW)	688.8	624.6	64.2	10.3	5.1
Belgium (Telenet)	582.4	534.4	48.0	9.0	3.9
The Netherlands	316.3	303.2	13.1	4.3	(0.6)
Switzerland	365.3	323.9	41.4	12.8	6.3
Other Western Europe	233.5	219.6	13.9	6.3	1.1
Total Western Europe	3,960.9	2,407.0	1,553.9	64.6	5.0
Central and Eastern Europe	290.7	281.5	9.2	3.3	0.1
Central and other	32.6	31.5	1.1	3.5	(1.0)
Total European Operations Division	4,284.2	2,720.0	1,564.2	57.5	4.4
Chile (VTR)	229.8	252.7	(22.9)	(9.1)	4.0
Corporate and other	94.2	94.5	(0.3)	(0.3)	(1.5)
Intersegment eliminations	(6.0)	(9.4)	3.4	N.M.	N.M.
Total (a)	$4,602.2	$3,057.8	$1,544.4	50.5	4.3

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$3,502.5	$401.3	$3,101.2	N.M.	N.M.
Germany (Unitymedia KabelBW)	1,384.7	1,242.8	141.9	11.4	6.7
Belgium (Telenet)	1,156.6	1,070.6	86.0	8.0	3.5
The Netherlands	634.4	618.0	16.4	2.7	(1.6)
Switzerland	718.1	649.9	68.2	10.5	4.9
Other Western Europe	464.1	442.2	21.9	5.0	0.3
Total Western Europe	7,860.4	4,424.8	3,435.6	77.6	5.0
Central and Eastern Europe	579.9	569.3	10.6	1.9	(0.2)
Central and other	66.5	63.3	3.2	5.1	1.3
Total European Operations Division	8,506.8	5,057.4	3,449.4	68.2	4.4
Chile (VTR)	455.1	503.1	(48.0)	(9.5)	4.6
Corporate and other	187.3	187.5	(0.2)	(0.1)	(1.0)
Intersegment eliminations	(13.3)	(18.3)	5.0	N.M.	N.M.
Total (a)	$9,135.9	$5,729.7	$3,406.2	59.4	4.4

_______________

(a)
As further described under Material Changes in Results of Operations above, our organic revenue growth rates are impacted by the organic growth of Virgin Media. Excluding the impact of Virgin Media, the organic increase in our revenue would have been 3.2% during each of the three and six months ended June 30, 2014, as compared to the corresponding prior year periods. For additional information, see Discussion and Analysis of our Consolidated Results - Revenue.

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

U.K. (Virgin Media). The increases in Virgin Media’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, are primarily attributable to the June 7, 2013 Virgin Media Acquisition. During the three and six months ended June 30, 2014, Virgin Media generated revenue of $1,774.6 million and $3,502.5 million, respectively, representing organic increases of $51.0 million or 3.3% and $67.8 million or 2.1%, respectively, compared to the revenue reported by Virgin Media during the corresponding 2013 periods. These organic increases have been adjusted to reflect (i) pro forma decreases of $9.9 million and $24.9 million, respectively, associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts, (ii) the impact of an acquisition and (iii) the impact of FX. The pro forma organic increases in Virgin Media’s revenue during the three and six months ended June 30, 2014 are attributable to the net effect of (i) increases in cable subscription revenue of $31.9 million or 2.9% and $65.4 million or 3.0%, respectively, (ii) increases in mobile subscription revenue of $19.8 million or 12.1% and $28.3 million or 8.5%, respectively, and (iii) decreases in non-subscription revenue of $0.7 million or 0.2% and $25.9 million or 4.0%, respectively.

The pro forma organic increases in Virgin Media’s cable subscription revenue are due to increases in (i) ARPU and (ii) the average numbers of RGUs, as increases in the average numbers of broadband internet RGUs were only partially offset by declines in the average numbers of digital cable and fixed-line telephony RGUs. The increases in Virgin Media’s cable subscription revenue related to changes in ARPU are primarily due to net increases resulting from the following factors: (a) higher ARPU due to February 2014, and during the six-month period, February 2013 price increases for broadband internet, digital cable and fixed-line telephony services and an October 2013 price increase for certain broadband internet services, (b) lower ARPU due to the impact of higher discounts, (c) lower ARPU due to lower fixed-line telephony call volumes and (d) higher ARPU due to increased penetration of our advanced or “TiVo” set-top boxes.

The pro forma organic increases in Virgin Media’s mobile subscription revenue are primarily due to the net effect of (i) increases in the numbers of customers taking postpaid mobile services, (ii) declines in the numbers of prepaid mobile customers, (iii) a July 2013 price increase, (iv) reductions in chargeable usage as subscribers moved to higher-limit and unlimited usage bundles and (v) decreases due to higher proportions of our postpaid customers taking lower-priced subscriber identification module or “SIM”-only contracts. In addition, the growth in mobile subscription revenue was negatively impacted by certain nonrecurring net adjustments of $6.0 million and $1.8 million during the first and second quarters of 2013, respectively.

The pro forma organic decreases in Virgin Media’s non-subscription revenue are primarily attributable to the net effect of (i) decreases in interconnect revenue due to reductions in mobile termination rates in April 2013 and fixed-line termination rates in February 2014, (ii) decreases in Virgin Media’s non-cable subscriber base, (iii) increases in B2B revenue and (iv) decreases in mobile handset sales. The increases in B2B revenue are primarily attributable to the net effect of (a) increases in B2B data revenue and (b) declines in B2B voice revenue.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers.  The change took effect on May 1, 2014 and will have effects on Virgin Media and some of its competitors.  Virgin Media currently believes that this legislative change will result in a reduction in revenue and operating income of approximately £28 million ($48 million) to £30 million ($51 million) from the effective date of May 1, 2014 through the end of 2014.  As a result of this legislation, Virgin Media’s revenue was £7.3 million ($12.5 million) lower during the second quarter of 2014 as compared to the corresponding prior year period.

Germany (Unitymedia KabelBW). The increases in Unitymedia KabelBW’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $31.7 million or 5.1% and $83.7 million or 6.7%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$25.8	$—	$25.8	$53.1	$—	$53.1
ARPU (d)	7.6	—	7.6	16.4	—	16.4
Total increase in cable subscription revenue	33.4	—	33.4	69.5	—	69.5
Increase in mobile subscription revenue (e)	1.3	—	1.3	2.8	—	2.8
Total increase in subscription revenue	34.7	—	34.7	72.3	—	72.3
Decrease in B2B revenue	—	(0.9)	(0.9)	—	(0.4)	(0.4)
Increase (decrease) in other non-subscription revenue (f)	—	(2.1)	(2.1)	—	11.8	11.8
Total organic increase (decrease)	34.7	(3.0)	31.7	72.3	11.4	83.7
Impact of FX	29.3	3.2	32.5	52.1	6.1	58.2
Total	$64.0	$0.2	$64.2	$124.4	$17.5	$141.9
_______________

(a)
Unitymedia KabelBW’s subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Unitymedia KabelBW’s video subscribers. Unitymedia KabelBW’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of June 30, 2014, bulk agreements covering approximately 37% of the video subscribers that Unitymedia KabelBW serves through these agreements expire by the end of 2015 or are terminable on 30-days notice. During the three months ended June 30, 2014, Unitymedia KabelBW’s 20 largest bulk agreement accounts generated approximately 7% of its total revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and fixed-line telephony services). No assurance can be given that Unitymedia KabelBW’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to the FCO in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements). The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. At June 30, 2014, approximately 14% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) as of June 30, 2014 accounted for less than 1% of Unitymedia KabelBW’s total revenue during the three months ended June 30, 2014. During the third quarter of 2013, the Düsseldorf Court of Appeal decided to overturn the FCO’s decision to clear our acquisition of KBW. For additional information, see note 14 to our condensed consolidated financial statements.

(b)
Unitymedia KabelBW’s other non-subscription revenue includes fees received for the carriage of certain channels included in Unitymedia KabelBW’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2014 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Unitymedia KabelBW’s total revenue during the three months ended June 30, 2014.  No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In 2012, public broadcasters sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. We have rejected these termination notices and we are seeking to negotiate with the public broadcasters to reach an acceptable agreement. Accordingly, beginning in 2013, we ceased recognition of the impacted revenue and will not recognize any future related revenue until such time as we resolve these disputes. Also, our ability to increase the aggregate carriage fees that Unitymedia KabelBW receives for each channel is limited by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increases in Unitymedia KabelBW’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(d)
The increases in Unitymedia KabelBW’s cable subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix attributable to higher proportions of broadband internet and fixed-line telephony RGUs and (ii) net increases resulting primarily from the following factors: (a) higher ARPU from broadband internet and digital cable services, (b) lower ARPU from fixed-line telephony services due to the net impact of (1) decreases in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (2) increases in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (c) lower ARPU from analog cable services primarily due to lower negotiated rates for certain bulk agreements and higher proportions of customers receiving discounted analog cable services through these agreements.

(e)
The increases in Unitymedia KabelBW’s mobile subscription revenue are primarily due to the net effect of (i) increases in the average numbers of mobile subscribers and (ii) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of mobile services.

(f)
The changes in Unitymedia KabelBW’s other non-subscription revenue are primarily attributable to the net effect of (i) during the six-month period, an $11.4 million increase in network usage revenue related to the settlement of prior year amounts during the first quarter of 2014, (ii) decreases in interconnect revenue of $4.3 million and $8.7 million, respectively, substantially all of which is attributable to lower fixed-line termination rates, (iii) increases in carriage fee revenue of $3.4 million and $6.1 million, respectively, and (iv) an increase (decrease) in installation revenue of ($0.6 million) and $2.1 million, respectively.

Belgium (Telenet). The increases in Telenet’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $20.8 million or 3.9% and $37.8 million or 3.5%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$13.6	$—	$13.6	$26.9	$—	$26.9
ARPU (b)	6.4	—	6.4	9.2	—	9.2
Total increase in cable subscription revenue	20.0	—	20.0	36.1	—	36.1
Increase (decrease) in mobile subscription revenue (c)	(0.3)	—	(0.3)	3.4	—	3.4
Total increase in subscription revenue	19.7	—	19.7	39.5	—	39.5
Increase in B2B revenue (d)	—	2.7	2.7	—	3.9	3.9
Decrease in other non-subscription revenue (e)	—	(1.6)	(1.6)	—	(5.6)	(5.6)
Total organic increase (decrease)	19.7	1.1	20.8	39.5	(1.7)	37.8
Impact of FX	23.2	4.0	27.2	41.3	6.9	48.2
Total	$42.9	$5.1	$48.0	$80.8	$5.2	$86.0
_______________

(a)
The increases in Telenet’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, digital cable and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in Telenet’s cable subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix, attributable to higher proportions of broadband internet, digital cable and fixed-line telephony RGUs, and (ii) net increases resulting primarily from the following factors: (a) higher ARPU due to (1) higher-priced tiers of services in our bundles and (2) February 2014 price increases for certain existing analog and digital cable, broadband internet and fixed-line telephony services, (b) lower ARPU due to the impacts of higher bundling and promotional discounts, (c) lower ARPU from fixed-line telephony services due to (I) lower fixed-line telephony call volumes for customers on usage-based plans and (II) higher proportions of customers migrating to fixed-rate calling plans and (d) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet services.

(c)
The changes in Telenet’s mobile subscription revenue are due primarily to the net effect of (i) increases in the average numbers of mobile subscribers and (ii) lower ARPU due to (a) the impact of increases in the proportion of subscribers receiving lower-priced tiers of mobile services and (b) reductions in billable usage.

(d)	The increases in Telenet’s B2B revenue are due primarily to higher revenue from (i) mobile services on a wholesale basis and (ii) data services.

(e)
The decreases in Telenet’s other non-subscription revenue are primarily due to the net effect of (i) decreases in mobile handset sales of $5.3 million and $12.2 million, respectively, and (ii) increases in interconnect revenue of $2.9 million and $6.7 million, respectively, primarily due to the net effect of (a) growth in mobile customers and (b) lower data usage. The decreases in Telenet’s mobile handset sales, which typically generate relatively low margins, are primarily due to decreases in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 14 to our condensed consolidated financial statements.

The Netherlands. The increases in the Netherlands’ revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) organic decreases of $1.8 million or 0.6% and $10.1 million or 1.6% and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$1.0	$—	$1.0	$1.3	$—	$1.3
ARPU (b)	(0.1)	—	(0.1)	(7.3)	—	(7.3)
Total increase (decrease) in cable subscription revenue	0.9	—	0.9	(6.0)	—	(6.0)
Decrease in B2B revenue	—	(0.8)	(0.8)	—	(1.3)	(1.3)
Decrease in other non-subscription revenue (c)	—	(1.9)	(1.9)	—	(2.8)	(2.8)
Total organic increase (decrease)	0.9	(2.7)	(1.8)	(6.0)	(4.1)	(10.1)
Impact of FX	13.6	1.3	14.9	24.2	2.3	26.5
Total	$14.5	$(1.4)	$13.1	$18.2	$(1.8)	$16.4
_______________

(a)
The increases in the Netherlands’ cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were largely offset by declines in the average numbers of analog cable RGUs.

(b)
The decreases in the Netherlands’ cable subscription revenue related to changes in ARPU are due to the net effect of (i) decreases resulting primarily from the following factors: (a) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet and fixed-line telephony services, (b) higher ARPU from digital cable services, (c) lower ARPU due to decreases in fixed-line telephony call volumes and (d) higher ARPU due to the impacts of lower bundling discounts and (ii) improvements in RGU mix, primarily attributable to higher proportions of digital cable RGUs.

(c)	The decreases in the Netherlands’ other non-subscription revenue are primarily due to decreases in installation revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 14 to our condensed consolidated financial statements.

Switzerland. The increases in Switzerland’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $20.3 million or 6.3% and $32.1 million or 4.9%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$7.5	$—	$7.5	$15.0	$—	$15.0
ARPU (b)	9.4	—	9.4	15.5	—	15.5
Total increase in cable subscription revenue	16.9	—	16.9	30.5	—	30.5
Increase in B2B revenue (c)	—	2.5	2.5	—	3.9	3.9
Increase (decrease) in other non-subscription revenue (d)	—	0.9	0.9	—	(2.3)	(2.3)
Total organic increase	16.9	3.4	20.3	30.5	1.6	32.1
Impact of acquisitions	1.3	(0.7)	0.6	2.5	(1.3)	1.2
Impact of FX	17.8	2.7	20.5	30.1	4.8	34.9
Total	$36.0	$5.4	$41.4	$63.1	$5.1	$68.2
_______________

(a)
The increases in Switzerland’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, digital cable and fixed-line telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in Switzerland’s cable subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix, primarily attributable to higher proportions of broadband internet and digital cable RGUs, and (ii) net increases resulting primarily from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of broadband internet, video and telephony services in our promotional bundles, including the impacts of price increases in January 2014 and April 2014, (b) lower ARPU due to the impacts of bundling discounts, (c) lower ARPU due to decreases in fixed-line telephony call volumes and (d) higher ARPU from incremental digital cable services.

(c)	The increases in Switzerland’s B2B revenue are due primarily to higher revenue from broadband internet services, voice services and data services.

(d)
The decrease in Switzerland’s other non-subscription revenue during the six-month period is largely attributable to a decrease in installation revenue. The remaining net decrease during the six-month period and the net increase during the three-month period are attributable to individually insignificant changes in other non-subscription revenue categories.

Other Western Europe. The increases in Other Western Europe’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $2.3 million or 1.1% and $1.3 million or 0.3%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$9.6	$—	$9.6	$19.4	$—	$19.4
ARPU (b)	(2.9)	—	(2.9)	(8.8)	—	(8.8)
Total increase in cable subscription revenue	6.7	—	6.7	10.6	—	10.6
Decrease in B2B revenue (c)	—	(1.8)	(1.8)	—	(4.1)	(4.1)
Decrease in other non-subscription revenue (d)	—	(2.6)	(2.6)	—	(5.2)	(5.2)
Organic increase (decrease)	6.7	(4.4)	2.3	10.6	(9.3)	1.3
Impact of an acquisition	0.5	—	0.5	0.9	—	0.9
Impact of FX	8.8	2.3	11.1	16.6	3.1	19.7
Total	$16.0	$(2.1)	$13.9	$28.1	$(6.2)	$21.9
_______________

(a)
The increases in Other Western Europe’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, broadband internet and, to a lesser extent, digital cable RGUs in each of Ireland and Austria that were only partially offset by declines in the average numbers of analog cable RGUs in each of Austria and Ireland and MMDS video RGUs in Ireland.

(b)
The decreases in Other Western Europe’s cable subscription revenue related to changes in ARPU are attributable to decreases in ARPU in each of Ireland and Austria. Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix, primarily attributable to lower proportions of fixed-line telephony RGUs in each of Ireland and Austria and digital cable RGUs in Ireland. In addition to the adverse impact of RGU mix, Ireland's ARPU was positively impacted during the three-month period and negatively impacted during the six-month period by the net effect of (i) higher ARPU due to the inclusion of higher-priced tiers of broadband internet, video and fixed-line telephony services in our promotional bundles, including the impact of a price increase in March 2014, (ii) lower ARPU due to the impacts of bundling discounts and (iii) lower ARPU due to decreases in fixed-line telephony call volumes. In addition to the adverse impact of RGU mix, Austria’s ARPU was negatively impacted by the net effect of (a) a January 2014 price increase for video services, (b) lower ARPU due to the impacts of bundling discounts and (c) lower ARPU due to decreases in fixed-line telephony call volumes.

(c)	The decreases in Other Western Europe’s B2B revenue are due primarily to lower revenue from voice services in each of Ireland and Austria.

(d)
The decreases in Other Western Europe’s other non-subscription revenue are due largely to (i) decreases in installation revenue in Ireland and (ii) decreases in interconnect revenue attributable to lower fixed-line termination rates in Austria.

Central and Eastern Europe. The increases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) an organic increase (decrease) of $0.2 million or 0.1% and ($1.2 million) or (0.2%) and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$6.0	$—	$6.0	$11.6	$—	$11.6
ARPU (b)	(4.5)	—	(4.5)	(11.4)	—	(11.4)
Total increase in cable subscription revenue	1.5	—	1.5	0.2	—	0.2
Increase in B2B revenue	—	1.2	1.2	—	2.0	2.0
Decrease in other non-subscription revenue (c)	—	(2.5)	(2.5)	—	(3.4)	(3.4)
Total organic increase (decrease)	1.5	(1.3)	0.2	0.2	(1.4)	(1.2)
Impact of FX	9.1	(0.1)	9.0	11.6	0.2	11.8
Total	$10.6	$(1.4)	$9.2	$11.8	$(1.2)	$10.6
_______________

(a)
The increases in Central and Eastern Europe’s cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs in Poland, Romania, Hungary and Slovakia that were only partially offset by (i) declines in the average numbers of analog cable RGUs in Poland, Romania, Hungary and Slovakia and (ii) declines in the average numbers of digital cable and fixed-line telephony RGUs in the Czech Republic.

(b)
The decreases in Central and Eastern Europe’s cable subscription revenue related to changes in ARPU are due to the net effect of (i) decreases resulting primarily from the following factors: (a) lower ARPU due to the impacts of higher bundling discounts, (b) lower ARPU from fixed-line telephony services, primarily due to (1) increases in the proportions of subscribers receiving lower-priced calling plans and (2) decreases in call volumes for customers on usage-based calling plans, and (c) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our promotional bundles and (ii) improvements in RGU mix, primarily attributable to higher proportions of digital cable and broadband internet RGUs.

(c)
The decreases in Central and Eastern Europe’s non-subscription revenue are due to (i) decreases in interconnect revenue, largely in Poland as a result of lower fixed-line telephony termination rates, and (ii) net decreases resulting from individually insignificant changes in other non-subscription revenue categories.

Chile (VTR). The decreases in VTR’s revenue during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $10.1 million or 4.0% and $22.9 million or 4.6% and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$10.0	$—	$10.0	$21.5	$—	$21.5
ARPU (b)	1.4	—	1.4	6.6	—	6.6
Total increase in cable subscription revenue	11.4	—	11.4	28.1	—	28.1
Increase in mobile subscription revenue	1.3	—	1.3	1.0	—	1.0
Total increase in subscription revenue	12.7	—	12.7	29.1	—	29.1
Decrease in non-subscription revenue (c)	—	(2.6)	(2.6)	—	(6.2)	(6.2)
Total organic increase (decrease)	12.7	(2.6)	10.1	29.1	(6.2)	22.9
Impact of FX	(30.9)	(2.1)	(33.0)	(66.6)	(4.3)	(70.9)
Total	$(18.2)	$(4.7)	$(22.9)	$(37.5)	$(10.5)	$(48.0)
_______________

(a)
The increases in VTR’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in VTR’s cable subscription revenue related to a change in ARPU are due to (i) net increases resulting from the following factors: (a) lower ARPU due to the impacts of higher bundling and promotional discounts, (b) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and fixed-line telephony services in our promotional bundles, (c) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (d) higher ARPU from incremental digital cable services and (e) lower ARPU due to decreases in fixed-line telephony call volumes for customers on usage-based plans and (ii) improvements in RGU mix, primarily attributable to higher proportions of digital cable, fixed-line telephony and broadband internet RGUs.

(c)
The decreases in VTR’s non-subscription revenue are attributable to (i) decreases in interconnect revenue, primarily associated with a January 2014 decline in mobile terminations rates, and (ii) net decreases resulting from individually insignificant changes in other non-subscription revenue categories.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$763.1	$174.4	$588.7	N.M.	N.M.
Germany (Unitymedia KabelBW)	158.3	157.7	0.6	0.4	(4.4)
Belgium (Telenet)	228.6	201.6	27.0	13.4	8.0
The Netherlands	90.5	94.0	(3.5)	(3.7)	(8.3)
Switzerland	98.4	89.5	8.9	9.9	3.8
Other Western Europe	87.2	83.5	3.7	4.4	(0.6)
Total Western Europe	1,426.1	800.7	625.4	78.1	(1.6)
Central and Eastern Europe	112.4	107.4	5.0	4.7	1.5
Central and other	33.3	34.4	(1.1)	(3.2)	(9.0)
Total European Operations Division	1,571.8	942.5	629.3	66.8	(1.5)
Chile (VTR)	102.0	121.1	(19.1)	(15.8)	(3.6)
Corporate and other	49.3	50.4	(1.1)	(2.2)	(4.4)
Intersegment eliminations	(7.5)	(21.9)	14.4	N.M.	N.M.
Total operating expenses excluding share-based compensation expense (a)	1,715.6	1,092.1	623.5	57.1	(0.6)
Share-based compensation expense	3.6	6.0	(2.4)	(40.0)
Total	$1,719.2	$1,098.1	$621.1	56.6

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,531.8	$174.4	$1,357.4	N.M.	N.M.
Germany (Unitymedia KabelBW)	320.3	319.4	0.9	0.3	(3.9)
Belgium (Telenet)	435.1	432.5	2.6	0.6	(3.5)
The Netherlands	186.6	189.3	(2.7)	(1.4)	(5.6)
Switzerland	196.8	181.7	15.1	8.3	3.0
Other Western Europe	172.7	170.4	2.3	1.3	(3.2)
Total Western Europe	2,843.3	1,467.7	1,375.6	93.7	(3.8)
Central and Eastern Europe	216.3	216.9	(0.6)	(0.3)	(2.3)
Central and other	68.8	65.7	3.1	4.7	0.1
Total European Operations Division	3,128.4	1,750.3	1,378.1	78.7	(3.4)
Chile (VTR)	203.4	241.6	(38.2)	(15.8)	(2.7)
Corporate and other	99.5	104.5	(5.0)	(4.8)	(6.2)
Intersegment eliminations	(18.2)	(41.4)	23.2	N.M.	N.M.
Total operating expenses excluding share-based compensation expense (a)	3,413.1	2,055.0	1,358.1	66.1	(2.4)
Share-based compensation expense	4.9	9.9	(5.0)	(50.5)
Total	$3,418.0	$2,064.9	$1,353.1	65.5

_______________

(a)
As further described under Material Changes in Results of Operations above, the organic decreases in our operating expenses are impacted by the organic decreases in Virgin Media’s operating expenses. Excluding the impact of Virgin Media, the organic increase (decrease) in our operating expenses would have been 1.2% and (1.7%) during the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods.

N.M. — Not Meaningful.

General. Operating expenses include programming and copyright, network operations, interconnect, customer operations, customer care, share-based compensation and other costs related to our operations. We do not include share-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in the number of our digital video subscribers, (ii) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (iii) rate increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through rate increases would result in increased pressure on our operating margins.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $629.3 million or 66.8% and $1,378.1 million or 78.7% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $541.1 million and $1,260.3 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses decreased $14.3 million or 1.5% and $60.2 million or 3.4%, respectively. These decreases include the following factors:

•
Decreases in personnel costs of $6.8 million or 4.4% and $22.5 million or 7.7%, respectively, due primarily to the net effect of (i) decreased staffing levels, primarily as a result of integration and reorganization activities in the U.K. following the Virgin Media Acquisition, (ii) annual wage increases, primarily in the U.K., Germany, Belgium and the Netherlands, and (iii) decreased costs related to higher proportions of capitalizable activities, primarily in Germany, that were only partially offset by increased costs related to lower proportions of capitalizable activities in the U.K. and the Netherlands;

•
Increases in programming and copyright costs of $13.3 million or 4.8% and $20.9 million or 4.0%, respectively, due primarily to (i) growth in digital video services in Belgium, the U.K., Poland, Switzerland and Germany and (ii) increased costs for sports rights, primarily in the U.K. In addition, certain non-recurring adjustments related to the settlement or reassessment of operational contingencies resulted in net decreases in programming and copyright costs of $7.7 million and $29.3 million, respectively, as the favorable impacts (a) during the first quarter of 2014 in Belgium of $16.9 million and in Poland of $7.0 million and (b) during the second quarter of 2014 in the U.K. of $10.6 million, more than offset the aggregate impacts of similar reassessments and settlements in Belgium and the Netherlands that reduced costs by $2.9 million and $5.2 million during the three- and six-month periods of 2013, respectively;

•
An increase (decrease) in mobile handset costs in Belgium of $1.0 million and ($18.5 million), respectively, due primarily to (i) decreased mobile handset sales to third-party retailers and (ii) an increase during the three-month period and a decrease during the six-month period in costs associated with subscriber promotions involving free or heavily-discounted handsets;

•
Decreases in outsourced labor and professional fees of $8.1 million or 11.2% and $14.8 million or 11.5%, respectively, due primarily to (i) lower call center costs, predominantly in Belgium, the U.K. and the Netherlands, and (ii) lower consulting costs in the European Operations Division’s central operations, Belgium, the U.K. and Germany;

•
Decreases in interconnect costs of $1.0 million or 0.7% and $14.3 million or 5.6%, respectively, due primarily to the net effect of (i) increased costs in Belgium and the U.K. attributable to mobile subscriber growth, (ii) decreased costs resulting from lower rates, primarily in Belgium, Germany, the Netherlands and the U.K., (iii) lower call volumes, predominantly in the U.K. and Germany, and (iv) during the six-month period, a decrease of $2.6 million in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency;

•
Decreases in network-related expenses of $8.2 million or 5.6% and $8.8 million or 3.1%, respectively, due primarily to the net effect of (i) decreased network and customer premises equipment maintenance costs, predominantly in the U.K. and Switzerland, (ii) lower outsourced labor costs associated with customer-facing activities, primarily in the Netherlands, and (iii) higher power costs mostly in the U.K.; and

•	Decreases in bad debt and collection expenses of $6.7 million or 24.7% and $6.6 million or 13.5%, respectively, primarily in Germany, Belgium and the Netherlands.

Chile (VTR). VTR’s operating expenses (exclusive of share-based compensation expense) decreased $19.1 million or 15.8% and $38.2 million or 15.8% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, VTR’s operating expenses decreased $4.3 million or 3.6% and $6.4 million or 2.7%, respectively. These decreases include the following factors:

•
Increases in programming and copyright costs of $4.4 million or 11.1% and $11.1 million or 14.3%, respectively, primarily associated with (i) growth in digital cable services and (ii) increases arising from foreign currency exchange rate fluctuations with respect to VTR GlobalCom’s U.S. dollar denominated programming contracts. A significant portion of VTR GlobalCom’s programming costs are denominated in U.S. dollars;

•
Decreases in facilities expenses of $4.9 million or 87.4% and $9.8 million or 87.2%, respectively, due primarily to lower tower and real estate rental costs, as the discounted fair value of all remaining payments due under these leases was included in the restructuring charges recorded by VTR Wireless during the third and fourth quarters of 2013 in connection with certain strategic changes that were implemented with regard to its mobile operations;

•
Decreases in outsourced labor and professional fees of $4.1 million or 30.6% and $5.2 million or 22.1%, respectively, primarily attributable to (i) lower costs associated with VTR Wireless’ network operating center and (ii) a $3.1 million nonrecurring charge recorded during the second quarter of 2013 to provide for VTR GlobalCom’s mandated share of severance and other labor-related obligations that were incurred by a VTR GlobalCom contractor in connection with such contractor’s bankruptcy;

•
Decreases in bad debt and collection expenses of $1.0 million or 8.8% and $2.3 million or 10.2%, respectively, primarily at VTR Wireless. These decreases are primarily due to more selective credit acceptance policies;

•
Increases in personnel costs of $2.0 million or 16.2% and $2.3 million or 8.6%, respectively, due primarily to the net effect of (i) higher bonus costs at VTR GlobalCom, (ii) increased costs related to lower proportions of capitalizable activities, primarily at VTR Wireless, and (iii) decreased staffing levels at VTR Wireless; and

•
Decreases in mobile access and interconnect costs of $1.2 million or 6.0% and $1.4 million or 3.5%, respectively, primarily attributable to the net effect of (i) lower mobile access charges due to the impacts of lower rates and (ii) higher interconnect costs at VTR GlobalCom, as the impacts of higher call volumes were only partially offset by lower rates.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$239.1	$51.6	$187.5	N.M.	N.M.
Germany (Unitymedia KabelBW)	99.5	97.5	2.0	2.1	(2.8)
Belgium (Telenet)	65.9	63.6	2.3	3.6	(1.2)
The Netherlands	40.7	38.1	2.6	6.8	1.7
Switzerland	47.3	45.2	2.1	4.6	(1.2)
Other Western Europe	31.4	30.5	0.9	3.0	(2.6)
Total Western Europe	523.9	326.5	197.4	60.5	(0.5)
Central and Eastern Europe	41.4	39.0	2.4	6.2	2.8
Central and other	60.9	51.3	9.6	18.7	13.5
Total European Operations Division	626.2	416.8	209.4	50.2	1.5
Chile (VTR)	42.0	44.8	(2.8)	(6.3)	7.1
Corporate and other	72.0	62.9	9.1	14.5	11.8
Intersegment eliminations	1.5	1.1	0.4	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense (a)	741.7	525.6	216.1	41.1	4.2
Share-based compensation expense	50.8	87.4	(36.6)	(41.9)
Total	$792.5	$613.0	$179.5	29.3

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$461.8	$51.6	$410.2	N.M.	N.M.
Germany (Unitymedia KabelBW)	204.4	194.0	10.4	5.4	0.9
Belgium (Telenet)	131.5	121.4	10.1	8.3	3.8
The Netherlands	79.4	72.8	6.6	9.1	4.5
Switzerland	95.3	96.8	(1.5)	(1.5)	(6.3)
Other Western Europe	63.4	61.4	2.0	3.3	(1.7)
Total Western Europe	1,035.8	598.0	437.8	73.2	(0.7)
Central and Eastern Europe	79.7	76.7	3.0	3.9	1.6
Central and other	119.0	97.6	21.4	21.9	17.1
Total European Operations Division	1,234.5	772.3	462.2	59.8	1.8
Chile (VTR)	83.2	89.5	(6.3)	(7.0)	7.3
Corporate and other	131.8	112.4	19.4	17.3	14.6
Intersegment eliminations	0.9	0.4	0.5	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense (a)	1,450.4	974.6	475.8	48.8	4.2
Share-based compensation expense	104.6	109.8	(5.2)	(4.7)
Total	$1,555.0	$1,084.4	$470.6	43.4

_______________

(a)
As further described under Material Changes in Results of Operations above, the organic increases in our SG&A expenses are impacted by the organic changes in Virgin Media’s SG&A expenses. Excluding the impact of Virgin Media, the organic increases in our SG&A expenses would have been 4.1% and 5.2% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $209.4 million or 50.2% and $462.2 million or 59.8% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $164.9 million and $382.4 million, respectively, attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $6.1 million or 1.5% and $13.7 million or 1.8%, respectively. These increases include the following factors:

•
Increases in information technology-related expenses of $11.1 million and $21.3 million, respectively, due primarily to higher software and other information technology-related maintenance costs, primarily in the U.K., the European Operations Division’s central operations and Belgium;

•
Decreases in sales and marketing costs of $5.7 million or 4.0% and $10.4 million or 3.9%, respectively, due primarily to (i) lower costs associated with rebranding and other advertising campaigns in Switzerland and the U.K., (ii) lower third-party sales commissions, predominantly in the U.K. and Switzerland, and (iii) higher third-party sales commissions, primarily in Germany and the Netherlands;

•
Increases in personnel costs of $4.2 million or 2.5% and $6.6 million or 2.1%, respectively, due to the net effect of (i) higher incentive compensation costs in the U.K. and the European Operations Division’s central operations, (ii) decreased staffing levels in the U.K. as a result of integration and reorganization activities following the Virgin Media Acquisition, (iii) annual wage increases, mostly in the U.K., the Netherlands and Belgium, and (iv) increased staffing levels in the European Operations Division’s central operations and Germany;

•
An increase in outsourced labor and professional fees during the six-month period of $6.1 million or 10.7%, due primarily to (i) increases in consulting costs related to strategic initiatives, primarily in the European Operations Division’s central operations, Germany, and Belgium and (ii) increased legal costs, primarily in the U.K.; and

•	Net decreases resulting from individually insignificant changes in other SG&A categories.

Chile (VTR). VTR’s SG&A expenses (exclusive of share-based compensation expense) decreased $2.8 million or 6.3% and $6.3 million or 7.0% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, VTR’s SG&A expenses increased $3.2 million or 7.1% and $6.5 million or 7.3%, respectively. These increases include the following factors:

•
Increases in sales and marketing costs of $3.5 million or 25.0% and $7.5 million or 27.0%, respectively, primarily due to the net effect of (i) higher third-party sales commissions and advertising costs at VTR GlobalCom and (ii) lower third-party sales commissions at VTR Wireless; and

•
Decreases in VTR GlobalCom’s personnel costs of $1.1 million or 6.7% and $0.9 million or 2.9%, respectively, primarily due to the net effect of (i) decreases due to lower staffing levels, (ii) during the six-month period, an increase due to higher severance costs and (iii) increases due to higher bonus costs.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our earnings (loss) from continuing operations before income taxes, see note 15 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$772.4	$175.3	$597.1	N.M.	N.M.
Germany (Unitymedia KabelBW)	431.0	369.4	61.6	16.7	11.2
Belgium (Telenet)	287.9	269.2	18.7	6.9	2.0
The Netherlands	185.1	171.1	14.0	8.2	3.1
Switzerland	219.6	189.2	30.4	16.1	9.2
Other Western Europe	114.9	105.6	9.3	8.8	3.4
Total Western Europe	2,010.9	1,279.8	731.1	57.1	10.6
Central and Eastern Europe	136.9	135.1	1.8	1.3	(1.8)
Central and other	(61.6)	(54.2)	(7.4)	(13.7)	(8.0)
Total European Operations Division	2,086.2	1,360.7	725.5	53.3	9.4
Chile (VTR)	85.8	86.8	(1.0)	(1.2)	12.7
Corporate and other	(27.1)	(18.8)	(8.3)	(44.1)	N.M.
Intersegment eliminations	—	11.4	(11.4)	N.M.	N.M.
Total (a)	$2,144.9	$1,440.1	$704.8	48.9	8.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,508.9	$175.3	$1,333.6	N.M.	N.M.
Germany (Unitymedia KabelBW)	860.0	729.4	130.6	17.9	12.9
Belgium (Telenet)	590.0	516.7	73.3	14.2	9.4
The Netherlands	368.4	355.9	12.5	3.5	(0.8)
Switzerland	426.0	371.4	54.6	14.7	8.8
Other Western Europe	228.0	210.4	17.6	8.4	3.7
Total Western Europe	3,981.3	2,359.1	1,622.2	68.8	12.0
Central and Eastern Europe	283.9	275.7	8.2	3.0	0.9
Central and other	(121.3)	(100.0)	(21.3)	(21.3)	(16.3)
Total European Operations Division	4,143.9	2,534.8	1,609.1	63.5	10.6
Chile (VTR)	168.5	172.0	(3.5)	(2.0)	13.1
Corporate and other	(44.0)	(29.4)	(14.6)	(49.7)	N.M.
Intersegment eliminations	4.0	22.7	(18.7)	N.M.	N.M.
Total (a)	$4,272.4	$2,700.1	$1,572.3	58.2	9.5

_______________

(a)
As further described under Material Changes in Results of Operations above, the organic increases in our operating cash flow are impacted by the organic increases in Virgin Media’s operating cash flow. Excluding the impact of Virgin Media, the organic increases in our operating cash flow would have been 4.4% and 6.1% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods.

N.M. — Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	%
European Operations Division:
U.K. (Virgin Media)	43.5	43.7	43.1	43.7
Germany (Unitymedia KabelBW)	62.6	59.1	62.1	58.7
Belgium (Telenet)	49.4	50.4	51.0	48.3
The Netherlands	58.5	56.4	58.1	57.6
Switzerland	60.1	58.4	59.3	57.1
Other Western Europe	49.2	48.1	49.1	47.6
Total Western Europe	50.8	53.2	50.7	53.3
Central and Eastern Europe	47.1	48.0	49.0	48.4
Total European Operations Division, including central and other	48.7	50.0	48.7	50.1
Chile (VTR)	37.3	34.3	37.0	34.2
The operating cash flow margins of the European Operations Division’s reportable segments improved or remained largely consistent with the prior year periods. These results are primarily attributable to (i) improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses and (ii) the favorable impact of nonrecurring items in Belgium, Germany, the U.K. and Poland. For additional information regarding the favorable nonrecurring items, see the applicable discussion under the European Operations Division (operating expenses) and the Unitymedia KabelBW (revenue) sections of Discussion and Analysis of our Reportable Segments. As discussed above under Overview, the incumbent telecommunications operator is overbuilding our network in the Netherlands using FTTx and advanced DSL technologies. Notwithstanding the improvement in its operating cash flow margins as compared to the respective prior year periods, the Netherlands is experiencing significant competition from this telecommunications operator and we expect that the Netherlands will be challenged to maintain its current operating cash flow margin for the remainder of 2014 and future periods. In addition, the overall operating cash flow margin of the European Operations Division during the first and second quarters of 2014 was negatively impacted by (a) the inclusion of the relatively lower operating cash flow margin of Virgin Media and (b) increases in the operating cash flow deficit of the European Operations Division’s central and other category, primarily attributable to (1) increases in consulting and information technology-related expenses associated with strategic initiatives and (2) during the six-month period, an increase in personnel costs.

The increases in VTR’s operating cash flow margins reflect the net effect of (i) lower facilities expenses associated with the change in VTR’s mobile strategy during the third and fourth quarters of 2013 and (ii) higher programming and marketing costs at VTR GlobalCom. For additional information, see the VTR sections of Discussion and Analysis of our Reportable Segments.

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

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase		Organic increase (decrease) (e)
	2014	2013	$	%	%
	in millions
Subscription revenue (a):
Video	$1,662.2	$1,274.8	$387.4	30.4	2.7
Broadband internet	1,188.4	765.2	423.2	55.3	15.4
Fixed-line telephony	829.7	518.7	311.0	60.0	(2.9)
Cable subscription revenue	3,680.3	2,558.7	1,121.6	43.8	5.4
Mobile subscription revenue (b)	273.1	110.4	162.7	147.4	12.1
Total subscription revenue	3,953.4	2,669.1	1,284.3	48.1	5.7
B2B revenue (c)	377.5	168.9	208.6	123.5	7.2
Other revenue (b) (d)	271.3	219.8	51.5	23.4	(13.9)
Total	$4,602.2	$3,057.8	$1,544.4	50.5	4.3

	Six months ended June 30,		Increase		Organic increase (decrease) (e)
	2014	2013	$	%	%
	in millions
Subscription revenue (a):
Video	$3,302.7	$2,487.5	$815.2	32.8	1.5
Broadband internet	2,330.1	1,424.5	905.6	63.6	16.1
Fixed-line telephony	1,652.8	928.1	724.7	78.1	(1.3)
Cable subscription revenue	7,285.6	4,840.1	2,445.5	50.5	5.3
Mobile subscription revenue (b)	530.4	172.5	357.9	207.5	12.5
Total subscription revenue	7,816.0	5,012.6	2,803.4	55.9	5.5
B2B revenue (c)	750.0	286.2	463.8	162.1	7.3
Other revenue (b) (d)	569.9	430.9	139.0	32.3	(11.0)
Total revenue	$9,135.9	$5,729.7	$3,406.2	59.4	4.4
_______________

(a)
Subscription revenue includes amounts received from subscribers for ongoing services, excluding installation fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $63.0 million and $33.5 million during the three months ended June 30, 2014 and 2013, respectively, and $123.8 million and $56.7 million during the six months ended

June 30, 2014 and 2013, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $49.7 million and $35.3 million during the three months ended June 30, 2014 and 2013, respectively, and $96.2 million and $68.1 million during the six months ended June 30, 2014 and 2013, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, carriage fee and installation revenue.

(e)
As further described under Material Changes in Results of Operations above, our organic revenue growth rates are impacted by the organic growth of Virgin Media. Excluding the impacts of the organic growth of Virgin Media, our organic growth rates would have been as follows:

	Three-month period	Six-month period
	%

Subscription revenue:
Video	1.4	0.9
Broadband internet	10.1	10.6
Fixed-line telephony	1.6	1.1
Cable subscription revenue	4.0	3.8
Mobile	3.4	5.4
Total subscription revenue	4.0	3.8
B2B revenue	3.6	2.0
Other revenue	(6.1)	(3.2)
Total revenue	3.2	3.2

Total revenue. Our consolidated revenue increased $1,544.4 million and $3,406.2 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $1,176.3 million and $2,762.1 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $132.7 million or 4.3% and $249.8 million or 4.4%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, are as follows:

	Three-month period	Six-month period
	(in millions)
Increase in cable subscription revenue due to change in:
Average number of RGUs	$86.2	$171.9
ARPU	51.6	82.9
Total increase in cable subscription revenue	137.8	254.8
Increase in mobile subscription revenue	13.3	21.6
Total organic increase in subscription revenue	151.1	276.4
Impact of acquisitions	936.1	2,200.8
Impact of FX	197.1	326.2
Total	$1,284.3	$2,803.4

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $137.8 million or 5.4% and $254.8 million or 5.3% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $117.9 million or 15.4% and $228.8 million or 16.1%, respectively, primarily attributable to increases in the average numbers of broadband internet RGUs and higher ARPU from broadband internet services, (ii) increases in subscription revenue from video services of $35.0 million or 2.7% and $38.2 million or 1.5%, respectively, as the impacts of higher ARPU from video services were only partially offset by declines in the average numbers of video RGUs, and (iii) decreases in subscription revenue from fixed-line telephony services of $15.1 million or 2.9% and $12.2 million or 1.3%, respectively, as the impacts of lower ARPU from fixed-line telephony services were only partially offset by increases in the average numbers of fixed-line telephony RGUs. Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $13.3 million or 12.1% and $21.6 million or 12.5% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013, primarily in the U.K. and Germany and, during the six-month period, Belgium.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $12.2 million or 7.2% and $20.8 million or 7.3% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are primarily due to the net effect of (i) increases in the U.K. and, to a lesser extent, Belgium and Switzerland and (ii) decreases in Ireland and Austria.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue decreased $30.6 million or 13.9% and $47.4 million or 11.0% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to the net impact of (i) decreases in fixed-line interconnect revenue, (ii) decreases in installation revenue, (iii) decreases in mobile handset sales in Belgium, the U.K. and Chile, (iv) during the six-month period, an $11.4 million increase in network usage revenue in Germany related to the settlement of prior year amounts during the first quarter of 2014 and (v) decreases in the U.K.’s non-cable subscriber base.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $621.1 million and $1,353.1 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $541.1 million and $1,260.3 million, respectively, attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which decreased $2.4 million and $5.0 million during the three and six months ended June 30, 2014, respectively. For additional information, see the discussion following SG&A expenses below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses decreased $6.2 million or 0.6% and $49.3 million or 2.4% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to the net effect of (i) increases in programming and copyright costs, (ii) decreases in outsourced labor and professional fees, (iii) decreases in personnel costs, (iv) during the six-month period, a decrease in mobile handset costs, primarily in Belgium, (v) decreases in interconnect costs and (vi) decreases in bad debt and collection expenses. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $179.5 million and $470.6 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $164.9 million and $382.4 million, respectively, attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which decreased $36.6 million and $5.2 million during the three and six months ended June 30, 2014, respectively. For additional information, see the discussion in the following paragraph. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $22.1 million or 4.2% and $41.3 million or 4.2% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are due primarily to higher (i) personnel costs and (ii) information technology-related expenses. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$23.2	$7.8	$43.8	$11.9
Other share-based incentive awards	22.2	49.8	52.4	61.0
Total Liberty Global shares (b)	45.4	57.6	96.2	72.9
Telenet share-based incentive awards (c)	7.8	36.5	10.7	47.5
Other	1.2	(0.2)	2.6	0.3
Total	$54.4	$93.9	$109.5	$120.7
Included in:
Operating expense	$3.6	$6.0	$4.9	$9.9
SG&A expense	50.8	87.4	104.6	109.8
Total	$54.4	$93.4	$109.5	$119.7
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global PSUs, (ii) the Challenge Performance Awards, which awards were issued on June 24, 2013, and (iii) for the 2014 periods, the PGUs.

(b)
In connection with the Virgin Media Acquisition, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. Virgin Media recorded share-based compensation expense of $12.1 million and $31.4 million during the three and six months ended June 30, 2014, respectively, including compensation expense related to the Virgin Media Replacement Awards and new awards that were granted after the Virgin Media Replacement Awards were issued. During the post-acquisition period ended June 30, 2013, Virgin Media recorded share-based compensation expense of $35.9 million, primarily related to the Virgin Media Replacement Awards, including $25.9 million that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to June 30, 2013.

(c)
During the second quarter of 2013, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during the first quarter of 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of options granted under the Telenet 2010 SSOP.

For additional information concerning our share-based compensation, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $537.6 million and $1,230.1 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, depreciation and amortization expense increased $497.9 million or 58.2% and $1,175.7 million or 76.3%, respectively. These increases are due primarily to the impact of the Virgin Media Acquisition. In addition, the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, largely in Belgium, Chile and Switzerland and (iii) decreases due to accelerated depreciation during the second quarter of 2013, primarily in Chile where the acceleration was due to a change in our mobile strategy, contributed to the increase.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $27.6 million and $45.8 million during the three months ended June 30, 2014 and 2013, respectively, and $141.2 million and $66.7 million during the six months ended June 30, 2014 and 2013, respectively. The 2014 amounts include (i) restructuring charges of $24.1 million and $123.7 million, respectively, including (a) an $86.1 million charge related to Telenet capacity contracts recorded during the three months ended March 31, 2014, as described below, and (b) $12.9 million and $24.9 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in the U.K., the European Operations Division’s central operations and Germany and (ii) direct acquisition costs of $12.5 million and $30.3 million, respectively, primarily related to the pending acquisition of Ziggo. The 2013 amounts include (i) direct acquisition costs of $31.1 million and $49.9 million, respectively, related to the Virgin Media Acquisition, and (ii) $16.5 million and $19.4 million, respectively, associated with employee severance and termination costs related to certain reorganization activities, largely in the U.K. and Germany.

Prior to March 31, 2014, Telenet operated a DTT business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, Telenet recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge is equal to the estimated net present value of the remaining payments due under the DTT capacity contracts and is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

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

Interest expense

Our interest expense increased $99.4 million and $281.4 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, interest expense increased $87.7 million or 16.2% and $230.6 million or 22.7%, respectively. These increases are primarily attributable to the net impact of (i) higher average outstanding debt balances and (ii) lower weighted average interest rates. The higher average outstanding debt balances are primarily attributable to debt that was incurred in the first and second quarters of 2013 in connection with the Virgin Media Acquisition. The decreases in our weighted average interest rates are primarily related to the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

It is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates on our variable-rate indebtedness could increase in future periods. As further discussed in note 5 to our condensed consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our interest and dividend income decreased $32.8 million and $32.7 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to (i) decreases in dividend income related to our investment in shares of Ziggo (after taking into account the impact of the Ziggo Collar) that were only partially offset by slightly higher dividend income related to our investment in shares of Sumitomo (before taking into account the impact of the Sumitomo Collar) and (ii) slight decreases in interest income due to the net effect of (a) lower average cash and cash equivalent and restricted cash balances and (b) higher weighted average interest rates earned on our cash and cash equivalent and restricted cash balances. For information regarding the Ziggo Collar, see note 4 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions

Cross-currency and interest rate derivative contracts (a)	$(285.7)	$162.4	$(705.9)	$343.0
Equity-related derivative instruments (b):
Sumitomo Collar	(23.8)	(52.4)	(15.3)	(140.1)
Ziggo Collar	(21.3)	—	(5.9)	—
Other	0.7	(9.4)	0.9	(9.4)
Total equity-related derivative instruments	(44.4)	(61.8)	(20.3)	(149.5)
Foreign currency forward contracts (c)	0.4	(103.5)	20.4	(1.1)
Other	1.1	(0.5)	0.6	(0.3)
Total	$(328.6)	$(3.4)	$(705.2)	$192.1

_______________

(a)
The loss during the 2014 three-month period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Chilean peso, Swiss franc, Hungarian forint and Polish zloty markets, (ii) losses associated with an increase in the value of the British pound sterling relative to the U.S. dollar, (iii) gains associated with decreases in market interest rates in the U.S. dollar market, (iv) gains associated with increases in market interest rates in the British pound sterling market and (v) gains associated with decreases in the values of the euro and Chilean peso relative to the U.S. dollar. The loss during the 2014 six-month period is primarily attributable to (i) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Hungarian forint and Polish zloty markets and (ii) losses associated with an increase in the value of the British pound sterling relative to the U.S. dollar. In addition, the losses during the 2014 periods include net losses of $19.4 million and $48.9 million, respectively, resulting from changes in our credit risk valuation adjustments. The gain during the 2013 three-month period is primarily attributable to the net effect of (i) gains associated with increases in market interest rates in the British pound sterling, euro, Swiss franc and Polish zloty markets, (ii) losses associated with increases in market interest rates in the U.S. dollar market, (iii) gains associated with decreases in the values of the Chilean peso, Polish zloty and Swiss franc relative to the euro, (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar and (v) losses associated with an increase in the value of the euro relative to the U.S. dollar. The gain during the 2013 six-month period is primarily attributable to the net effect of (i) gains associated with increases in market interest rates in the British pound sterling, euro, Swiss franc and Polish zloty markets, (ii) losses associated with increases in market interest rates in the U.S. dollar market, (iii) gains associated with decreases in the values of the euro, Swiss franc and Chilean peso relative to the U.S. dollar and (iv) gains associated with decreases in the values of the Polish zloty, Swiss franc, Chilean peso and Czech koruna relative to the euro. In addition, the gains during the 2013 periods include net losses of $13.0 million and $45.5 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 6 to our condensed consolidated financial statements.

(c)
Primarily includes activity with respect to the foreign currency forward contracts of LGE Financing for all periods presented and activity related to deal contingent forward contracts related to the Virgin Media Acquisition during the 2013 periods.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions

U.S. dollar denominated debt issued by a British pound sterling functional currency entity	$91.4	$(84.3)	$119.3	$(84.3)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(85.9)	94.3	(103.2)	(87.9)
Yen denominated debt issued by a U.S. dollar functional currency entity	(16.0)	53.0	(35.0)	139.0
U.S. dollar denominated debt issued by euro functional currency entities	(17.6)	56.4	(24.0)	(50.3)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(0.8)	23.1	(10.3)	81.5
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	(8.7)	—	(6.7)	—
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	—	(46.6)	—	(37.3)
Other	1.2	(4.6)	2.7	(5.7)
Total	$(36.4)	$91.3	$(57.2)	$(45.0)
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

Realized and unrealized gains due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 4 and 6 to our condensed consolidated financial statements. The details of our realized and unrealized gains due to changes in fair values of certain investments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	in millions
Ziggo	$112.2	$178.8	$34.5	$258.5
Sumitomo	35.0	(5.6)	43.6	(11.2)
Other, net	10.2	20.6	19.1	17.3
Total	$157.4	$193.8	$97.2	$264.6

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $53.0 million and $73.9 million during the three and six months ended June 30, 2014, respectively.  The loss during the 2014 six-month period includes the following:

•
a $41.5 million loss during the second quarter related to the repayment of the UPC Holding 9.875% Senior Notes, including (i) $19.7 million of redemption premiums, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs;

•
a $16.5 million loss during the first quarter related to the repayment of Facilities R, S, AE and AF under the UPC Broadband Holding Bank Facility, including (i) a $11.6 million write-off of deferred financing costs and (ii) a $4.9 million write-off of an unamortized discount;

•
an $11.9 million loss during the second quarter related to the completion of certain refinancing transactions with respect to the Telenet Credit Facility, including (i) the write-off of $7.1 million of deferred financing costs, (ii) $3.6 million of redemption premium and (iii) the write-off of $1.2 million of unamortized discount;

•
a $5.4 million loss during the second quarter related to the redemption of the 2018 VM Dollar Senior Secured Notes, including (i) the write-off of $33.9 million of unamortized premium, (ii) $32.4 million of redemption premiums and (iii) the write-off of $6.9 million of deferred financing costs;

•
a $5.2 million gain during the second quarter related to the redemption of the 2018 VM Sterling Senior Secured Notes, including (i) the write-off of $61.8 million of unamortized premium, (ii) $51.3 million of redemption premiums and (iii) the write-off of $5.3 million of deferred financing costs; and

•
an aggregate loss of $4.3 million during the first quarter related to the write-off of deferred financing costs, including (i) a $2.3 million loss associated with the repayment of the Ziggo Margin Loan and (ii) a $2.0 million loss associated with the repayment of the VTR Wireless Bank Facility.

We recognized losses on debt modification and extinguishment, net, of $11.7 million and $170.0 million during the three and six months ended June 30, 2013, respectively.  The loss during the 2013 six-month period includes the following:

•
an $85.5 million loss during the first quarter, including (i) $35.6 million of aggregate redemption premiums related to UPC Holding’s then existing euro-denominated 8.0% senior notes (the UPC Holding 8.0% Senior Notes) and euro-denominated 9.75% senior notes (the UPC Holding 9.75% Senior Notes), (ii) the write-off of $24.5 million of an unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged;

•
a $71.1 million loss during the first quarter related to the redemption of a portion of Unitymedia KabelBW’s then existing euro-denominated 8.125% senior secured notes, including (i) $50.5 million of redemption premiums and (ii) $20.6 million associated with the write-off of deferred financing costs and an unamortized discount; and

•
an $11.9 million loss during the second quarter related to the prepayment of amounts outstanding under Facilities R, S, T, U and X of the UPC Broadband Holding Bank Facility, including (i) $7.7 million of third-party costs and (ii) $4.2 million associated with the write-off of deferred financing costs and unamortized discount.

For additional information concerning our losses on debt modification and extinguishment, net, see note 8 to our condensed consolidated financial statements.

Income tax benefit (expense)

We recognized income tax benefit of $0.6 million and income tax expense of $193.3 million during the three months ended June 30, 2014 and 2013, respectively.

The income tax benefit during the three months ended June 30, 2014 differs from the expected income tax benefit of $49.3 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the negative impacts of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impacts of these items were partially offset by the positive impacts of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (b) the tax effect of intercompany financing.

The income tax expense during the three months ended June 30, 2013 differs from the expected income tax expense of $47.4 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) the loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The negative impacts of these items were partially offset by the positive impact of statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

We recognized income tax benefit of $117.6 million and income tax expense of $213.6 million during the six months ended June 30, 2014 and 2013, respectively.

The income tax benefit during the six months ended June 30, 2014 differs from the expected income tax benefit of $162.0 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the negative impacts of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impacts of these items were partially offset by positive impacts of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) the tax effect of intercompany financing and (c) the recognition of previously unrecognized tax benefits.

The income tax expense during the six months ended June 30, 2013 differs from the expected income tax expense of $56.7 million (based on the U.K. statutory income tax rate of 23%) due primarily to the negative impacts of (i) the loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The negative impacts of these items were partially offset by the positive impact of statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended June 30, 2014 and 2013, we reported earnings (loss) from continuing operations of ($234.0 million) and $12.9 million, respectively, including (i) operating income of $669.5 million and $445.1 million, respectively, (ii) non-operating expense of $904.1 million and $238.9 million, respectively, and (iii) income tax benefit (expense) of $0.6 million and ($193.3 million), respectively.

During the six months ended June 30, 2014 and 2013, we reported earnings (loss) from continuing operations of ($654.0 million) and $33.0 million, respectively, including (i) operating income of $1,251.2 million and $973.3 million, respectively, (ii) non-operating expense of $2,022.8 million and $726.7 million, respectively, and (iii) income tax benefit (expense) of $117.6 million and ($213.6 million), respectively.

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

Discontinued operation

Our earnings (loss) from discontinued operation, net of taxes, of nil and ($4.2 million) during the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and ($2.4 million) during the six months ended June 30, 2014 and 2013, respectively, relate to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $332.7 million related to the January 31, 2014 completion of the Chellomedia Transaction. For additional information, see note 3 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $11.6 million and $35.0 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to the net impact of (i) declines in the results of operations of Telenet and (ii) improvements in the results of operations of Liberty Puerto Rico.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our six subsidiary "borrowing groups," which borrowing groups comprise Virgin Media, UPC Holding, Unitymedia KabelBW, Telenet, VTR Finance and Liberty Puerto Rico, each together with their respective restricted subsidiaries. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2014. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the assets of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2014 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$79.0
Unrestricted subsidiaries (b) (c)	498.2
Total Liberty Global and unrestricted subsidiaries	577.2
Borrowing groups (d):
Telenet	249.0
VTR Finance	110.5
Virgin Media (c)	72.6
UPC Holding	72.0
Unitymedia KabelBW	27.4
Liberty Puerto Rico	1.5
Total borrowing groups	533.0
Total cash and cash equivalents	$1,110.2
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries of Liberty Global that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $128.1 million of cash and cash equivalents held by Virgin Media is included in the amount shown for Liberty Global’s unrestricted subsidiaries.

(d)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

Liquidity of Liberty Global and its Unrestricted Subsidiaries

The $79.0 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $498.2 million of cash and cash equivalents held by Liberty Global’s unrestricted subsidiaries, represented available liquidity at the corporate level at June 30, 2014. Our remaining cash and cash equivalents of $533.0 million at June 30, 2014 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2014, see note 8 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest payments received on a note receivable from a subsidiary (outstanding principal of $9.6 billion at June 30, 2014) and (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates, including any principal payments received on the aforementioned note receivable from a subsidiary, upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the disposition of the Chellomedia Disposal Group, see note 3 to our condensed consolidated financial statements.

At June 30, 2014, our consolidated cash and cash equivalents balance includes $830.5 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

The ongoing cash needs of Liberty Global and its unrestricted subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan, the Ziggo Collar Loan and the loan that is secured by the shares of ITV that we acquired in July 2014. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. For information concerning the cash requirements of the Ziggo Merger Agreement, see note 3 to our condensed consolidated financial statements. For information concerning our contingencies, see note 14 to our condensed consolidated financial statements.

During the six months ended June 30, 2014, we purchased a total of 8,062,792 Liberty Global Class A ordinary shares at a weighted average price of $42.19 per share and 13,047,074 Liberty Global Class C ordinary shares at a weighted average price of $41.80 per share, for an aggregate purchase price of $885.5 million, including direct acquisition costs and the effects of derivative instruments. At June 30, 2014, the remaining amount authorized for share repurchases was $2,641.3 million.

Liquidity of Borrowing Groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2014, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. Our borrowing groups’ liquidity generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information concerning our contingencies, see note 14 to our condensed consolidated financial statements.

For additional information concerning our consolidated capital expenditures and cash provided by operating activities, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the Ziggo Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions may temporarily cause this ratio to exceed our targeted range. The ratio of our June 30, 2014 consolidated debt to our annualized consolidated operating cash flow for the quarter ended June 30, 2014 was 4.9x. In addition, the ratio of our June 30, 2014 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended June 30, 2014 was 4.8x.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed in note 5 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. At June 30, 2014, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2014, our outstanding consolidated debt and capital lease obligations aggregated $42.6 billion, including $1,850.9 million that is classified as current in our condensed consolidated balance sheet and $38.6 billion that is not due until 2019 or thereafter. The amount classified as current includes $678.8 million related to the Ziggo Collar Loan. For additional information concerning our current debt maturities, see note 8 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at June 30, 2014, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2014.

For additional information concerning our debt and capital lease obligations, see notes 8 and 16 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. All of the cash flows discussed below are those of our continuing operations.

Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six months ended
	June 30,
	2014	2013	Change
	in millions

Net cash provided by operating activities	$2,916.7	$1,348.6	$1,568.1
Net cash used by investing activities	(456.6)	(6,271.1)	5,814.5
Net cash provided (used) by financing activities	(4,059.9)	5,021.1	(9,081.0)
Effect of exchange rate changes on cash	22.7	3.3	19.4
Net increase (decrease) in cash and cash equivalents	$(1,577.1)	$101.9	$(1,679.0)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the impact of the Virgin Media Acquisition, (iii) an increase in the reported net cash provided by operating activities due to FX and (iv) a decrease in cash provided due to higher cash payments related to derivative instruments.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used of $4,031.9 million associated with lower cash paid in connection with acquisitions, (ii) a decrease in cash used of $1,184.1 million associated with lower cash paid in connection with investments in and loans to affiliates and others, (iii) a decrease in cash used of $985.2 million associated with cash proceeds received in connection with the Chellomedia Transaction and (iv) an increase in cash used of $415.0 million due to higher capital expenditures. Capital expenditures increased from $987.0 million during the first six months of 2013 to $1,402.0 million during the first six months of 2014, primarily due to an increase related to the Virgin Media Acquisition that was only partially offset by a net decrease in the local currency capital expenditures of our other subsidiaries.

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

	Six months ended
	June 30,
	2014	2013
	in millions

Property and equipment additions	$1,881.0	$1,266.3
Assets acquired under capital-related vendor financing arrangements	(401.8)	(221.6)
Assets acquired under capital leases	(89.8)	(44.9)
Changes in current liabilities related to capital expenditures	12.6	(12.8)
Capital expenditures	$1,402.0	$987.0

The European Operations Division accounted for $1,742.6 million and $1,118.6 million (including $700.0 million and $92.8 million attributable to Virgin Media, $280.8 million and $227.9 million attributable to Unitymedia KabelBW and $211.7 million and $203.7 million attributable to Telenet) of our consolidated property and equipment additions during the six months ended June 30, 2014 and 2013, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to the net effect of (i) an increase due to the Virgin Media Acquisition, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) an increase due to FX, (iv) an increase in expenditures for new build and upgrade projects to expand services and (v) a decrease in expenditures for support capital, such as information technology upgrades and general support systems.

VTR accounted for $101.3 million and $111.7 million of our consolidated property and equipment additions during the six months ended June 30, 2014 and 2013, respectively. The decrease in VTR’s property and equipment additions is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease in expenditures for the purchase and installation of customer premises equipment and (v) a decrease in expenditures related to the construction of the VTR Wireless mobile network.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) a decrease in cash of $4,229.2 million related to lower net borrowings of debt, (ii) a decrease in cash of $3,594.4 million due to the release of restricted cash in connection with the Virgin Media Acquisition, (iii) a decrease in cash of $1,539.7 million due to the release of restricted cash in connection with the February 2013 completion of our subsidiary’s public cash offer for certain of Telenet’s issued shares and outstanding employee warrants (the Telenet Tender), (iv) a decrease in cash of $549.5 million related to higher repurchases of our shares, (v) an increase in cash of $522.2 million related to lower distributions by subsidiaries to noncontrolling interests, (vi) an increase in cash of $454.5 million related to shares purchased in connection with the Telenet Tender during the 2013 period, (vii) a decrease in cash of $173.2 million due to higher cash paid related to derivative instruments and (viii) an increase in cash of $168.8 million due to lower payments for financing costs and debt premiums.

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

The following table provides the details of our free cash flow:

	Six months ended
	June 30,
	2014	2013
	in millions

Net cash provided by operating activities of our continuing operations	$2,916.7	$1,348.6
Excess tax benefits from share-based compensation	—	0.5
Cash payments for direct acquisition and disposition costs	20.4	38.4
Capital expenditures	(1,402.0)	(987.0)
Principal payments on vendor financing obligations	(397.9)	(167.4)
Principal payments on certain capital leases	(97.2)	(8.2)
Free cash flow	$1,040.0	$224.9

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

Contractual Commitments

The U.S. dollar equivalents of our commitments as of June 30, 2014 are presented below:

	Payments due during:							Total
	Remainder of 2014	Year ending December 31,
		2015	2016	2017	2018	2019	Thereafter
	in millions

Debt (excluding interest)	$1,261.1	$373.9	$388.7	$877.4	$352.9	$3,981.3	$33,427.4	$40,662.7
Capital leases (excluding interest)	126.1	210.7	163.2	119.2	91.5	82.1	1,028.8	1,821.6
Programming commitments	543.1	839.0	755.7	594.0	515.5	245.1	1.8	3,494.2
Network and connectivity commitments	206.6	347.3	286.1	266.1	141.2	102.1	1,208.8	2,558.2
Purchase commitments	742.5	132.1	46.0	11.6	1.2	—	—	933.4
Operating leases	90.3	158.3	131.9	107.5	72.1	58.7	276.1	894.9
Other commitments	237.9	271.4	193.2	140.2	83.5	32.1	38.2	996.5
Total (a)	$3,207.6	$2,332.7	$1,964.8	$2,116.0	$1,257.9	$4,501.4	$35,981.1	$51,361.5
Projected cash interest payments on debt and capital lease obligations (b)	$1,116.8	$2,321.0	$2,271.5	$2,231.8	$2,191.5	$2,087.5	$4,803.7	$17,023.8
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2014 condensed consolidated balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($355.2 million at June 30, 2014) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of June 30, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments. The amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2014 and 2013, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,056.5 million and $627.5 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

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

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2014 and 2013, see note 5.

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

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K/A. The following discussion updates selected numerical information to June 30, 2014.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. From a U.S. dollar perspective, we are exposed to exchange rate risk with respect to certain of our cash balances that are denominated in currencies other than the U.S. dollar. At June 30, 2014, $548.4 million or 49.4%, $225.4 million or 20.3% and $189.7 million or 17.1% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively. Subject to applicable debt covenants, certain tax considerations and other factors, these euro, U.S. dollar and British pound sterling cash balances are available to be used for future liquidity requirements that may be denominated in such currencies.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2014	December 31, 2013
Spot rates:
Euro	0.7304	0.7252
British pound sterling	0.5847	0.6036
Swiss franc	0.8871	0.8886
Hungarian forint	226.19	215.62
Polish zloty	3.0369	3.0135
Czech koruna	20.048	19.828
Romanian lei	3.2029	3.2434
Chilean peso	552.90	525.45

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Average rates:
Euro	0.7293	0.7653	0.7295	0.7614
British pound sterling	0.5942	0.6509	0.5992	0.6481
Swiss franc	0.8891	0.9420	0.8908	0.9362
Hungarian forint	223.13	226.39	223.88	225.47
Polish zloty	3.0382	3.2154	3.0452	3.1808
Czech koruna	20.018	19.764	20.019	19.559
Romanian lei	3.2269	3.3666	3.2557	3.3441
Chilean peso	554.69	485.46	553.41	478.96

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2014, we effectively paid a fixed interest rate on 97% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2014 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at June 30, 2014 declines to 93%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 5 and 6 to our condensed consolidated financial statements.

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £452 million ($773 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £56 million ($96 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €432 million ($591 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €253 million ($346 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €144 million ($197 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €107 million ($146 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €114 million ($156 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €18 million ($25 million).

Unitymedia KabelBW Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2014, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency derivative contracts by approximately €137 million ($188 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2014, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €48 million ($66 million).

VTR GlobalCom Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2014, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR GlobalCom cross-currency derivative contracts by approximately CLP 119.7 billion ($216 million).

Ziggo Collar

Holding all other factors constant, at June 30, 2014, an instantaneous increase of 10% in the per share market price of Ziggo’s ordinary shares would have decreased the fair value of the Ziggo Collar by approximately €50 million ($68 million) and conversely, a decrease of 10% would have increased the fair value by €46 million ($63 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2014, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.5 billion ($55 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2014	Year ending December 31,
		2015	2016	2017	2018	2019	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$178.5	$414.2	$365.7	$238.6	$208.6	$108.8	$160.9	$1,675.3
Principal-related (b)	(38.1)	267.3	36.0	138.7	7.6	35.7	486.3	933.5
Other (c)	29.9	62.9	(119.7)	(110.7)	(59.3)	—	—	(196.9)
Total	$170.3	$744.4	$282.0	$266.6	$156.9	$144.5	$647.2	$2,411.9
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the Sumitomo Collar Loan and Ziggo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2014. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2014, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2014:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2014 through April 30, 2014:
Class A	5,183,512	$41.93	5,183,512	(b)
Class C	6,001	$40.97	6,001	(b)
May 1, 2014 through May 31, 2014:
Class A	—	$—	—	(b)
Class C	3,180,432	$42.05	3,180,432	(b)
June 1, 2014 through June 30, 2014:
Class A	—	$—	—	(b)
Class C	3,389,661	$42.41	3,389,661	(b)
Total — April 1, 2014 through June 30, 2014:
Class A	5,183,512	$41.93	5,183,512	(b)
Class C	6,576,094	$42.24	6,576,094	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At June 30, 2014, the remaining amount authorized for share repurchases was $2,641.3 million.

Item 6.	EXHIBITS

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

4.2
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

4.3
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

4.4
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

4.5
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

10 — Material Contracts:

10.1
Employment Agreement, dated as of April 30, 2014, by and among the Registrant, Liberty Global, Inc. and Michael T. Fries (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2014 (File No. 001-35961 (the May 6, 2014 10-Q)).

10.2
Form of Performance Grant Award Agreement under the 2014 Incentive Plan (Effective March 1, 2014)(the Incentive Plan) dated as of April 30, 2014, between the Registrant and Michael T. Fries (incorporated by reference to Exhibit 10.8 to the May 6, 2014 10-Q).

10.3	Form of Non-Qualified Share Option Agreement under the 2014 Nonemployee Director Incentive Plan effective March 1, 2014 (the Director Plan).*

10.4	Form of Restricted Share Units Agreement under the Director Plan. *

10.5	Form of Share Appreciate Rights Agreement under the Incentive Plan.*

10.6	Form of Restricted Share Units Agreement under the Incentive Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	August 5, 2014	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 5, 2014	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	August 5, 2014	/s/ BERNARD G. DVORAK
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

4.2
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

4.3
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

4.4
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

4.5
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

10 — Material Contracts:

10.1
Employment Agreement, dated as of April 30, 2014, by and among the Registrant, Liberty Global, Inc. and Michael T. Fries (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2014 (File No. 001-35961 (the May 6, 2014 10-Q)).

10.2
Form of Performance Grant Award Agreement under the 2014 Incentive Plan (Effective March 1, 2014)(the Incentive Plan) dated as of April 30, 2014, between the Registrant and Michael T. Fries (incorporated by reference to Exhibit 10.8 to the May 6, 2014 10-Q).

10.3	Form of Non-Qualified Share Option Agreement under the 2014 Nonemployee Director Incentive Plan effective March 1, 2014 (the Director Plan).*

10.4	Form of Restricted Share Units Agreement under the Director Plan. *

10.5	Form of Share Appreciate Rights Agreement under the Incentive Plan.*

10.6	Form of Restricted Share Units Agreement under the Incentive Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith