Form 10-Q
period 2014-09-30
Liberty Global plc
filed 2014-11-05
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of outstanding ordinary shares of Liberty Global plc as of October 31, 2014 was: 215,176,985 Class A ordinary shares;
10,139,184 Class B ordinary shares; and 555,231,695 Class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2014	December 31, 2013
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$954.9	$2,701.9
Trade receivables, net	1,345.3	1,588.7
Derivative instruments (note 5)	458.1	252.1
Deferred income taxes	369.8	226.1
Prepaid expenses	232.9	238.2
Current assets of discontinued operation (note 3)	—	238.7
Other current assets	265.4	236.9
Total current assets	3,626.4	5,482.6
Investments (including $4,364.3 million and $3,481.8 million, respectively, measured at fair value) (note 4)	4,529.7	3,491.2
Property and equipment, net (note 7)	22,119.6	23,974.9
Goodwill (note 7)	22,395.9	23,748.8
Intangible assets subject to amortization, net (note 7)	4,815.4	5,795.4
Long-term assets of discontinued operation (note 3)	—	513.6
Other assets, net (note 5)	4,753.0	4,707.8
Total assets	$62,240.0	$67,714.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2014	December 31, 2013
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,018.0	$1,072.9
Deferred revenue and advance payments from subscribers and others	1,194.1	1,406.2
Current portion of debt and capital lease obligations (note 8)	1,669.0	1,023.4
Derivative instruments (note 5)	1,196.2	751.2
Accrued interest	581.7	598.7
Accrued programming and copyright	371.1	359.1
Current liabilities of discontinued operation (note 3)	—	127.5
Other accrued and current liabilities (note 12)	2,419.4	2,344.0
Total current liabilities	8,449.5	7,683.0
Long-term debt and capital lease obligations (note 8)	39,463.8	43,680.9
Long-term liabilities of discontinued operation (note 3)	—	19.8
Other long-term liabilities (notes 5 and 12)	4,019.5	4,789.1
Total liabilities	51,932.8	56,172.8
Commitments and contingencies (notes 3, 5, 8, 9 and 14)
Equity (note 10):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 215,137,527 and 222,081,117 shares, respectively	2.2	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,139,184 and 10,147,184 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 555,026,283 and 556,221,669 shares, respectively	5.6	5.6
Additional paid-in capital	12,140.8	12,809.4
Accumulated deficit	(3,484.2)	(3,312.6)
Accumulated other comprehensive earnings, net of taxes	2,279.0	2,528.8
Treasury shares, at cost	(4.5)	(7.7)
Total Liberty Global shareholders	10,939.0	12,025.8
Noncontrolling interests (note 10)	(631.8)	(484.3)
Total equity	10,307.2	11,541.5
Total liabilities and equity	$62,240.0	$67,714.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	in millions, except per share amounts

Revenue (note 15)	$4,497.2	$4,276.5	$13,633.1	$10,006.2
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 11)	1,659.7	1,646.6	5,077.7	3,711.5
Selling, general and administrative (SG&A) (including share-based compensation) (note 11)	800.0	739.5	2,355.0	1,823.9
Depreciation and amortization	1,313.5	1,381.3	4,084.0	2,921.7
Release of litigation provision	—	(146.0)	—	(146.0)
Impairment, restructuring and other operating items, net (note 12)	20.3	133.9	161.5	200.6
	3,793.5	3,755.3	11,678.2	8,511.7
Operating income	703.7	521.2	1,954.9	1,494.5
Non-operating income (expense):
Interest expense	(617.3)	(630.0)	(1,912.6)	(1,643.9)
Interest and dividend income	13.2	62.0	29.2	110.7
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	527.9	(875.4)	(177.3)	(683.3)
Foreign currency transaction gains (losses), net	(375.8)	258.0	(433.0)	213.0
Realized and unrealized gains due to changes in fair values of certain investments, net (notes 4 and 6)	92.2	80.8	189.4	345.4
Losses on debt modification and extinguishment, net (note 8)	(9.6)	(0.7)	(83.5)	(170.7)
Other expense, net	(13.0)	(3.5)	(17.4)	(6.7)
	(382.4)	(1,108.8)	(2,405.2)	(1,835.5)
Earnings (loss) from continuing operations before income taxes	321.3	(587.6)	(450.3)	(341.0)
Income tax expense (note 9)	(145.6)	(223.2)	(28.0)	(436.8)
Earnings (loss) from continuing operations	175.7	(810.8)	(478.3)	(777.8)
Discontinued operation (note 3):
Earnings (loss) from discontinued operation, net of taxes	—	(10.8)	0.8	(13.2)
Gain on disposal of discontinued operation, net of taxes	—	—	332.7	—
	—	(10.8)	333.5	(13.2)
Net earnings (loss)	175.7	(821.6)	(144.8)	(791.0)
Net earnings attributable to noncontrolling interests	(18.6)	(8.5)	(26.8)	(51.7)
Net earnings (loss) attributable to Liberty Global shareholders	$157.1	$(830.1)	$(171.6)	$(842.7)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 13):
Continuing operations	$0.20	$(1.03)	$(0.64)	$(1.31)
Discontinued operation	—	(0.01)	0.43	(0.02)
	$0.20	$(1.04)	$(0.21)	$(1.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	in millions

Net earnings (loss)	$175.7	$(821.6)	$(144.8)	$(791.0)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(788.9)	1,068.8	(313.9)	589.5
Reclassification adjustments included in net earnings (loss) (note 3)	0.3	—	64.5	0.2
Other	(0.1)	—	(0.1)	0.2
Other comprehensive earnings (loss)	(788.7)	1,068.8	(249.5)	589.9
Comprehensive earnings (loss)	(613.0)	247.2	(394.3)	(201.1)
Comprehensive earnings attributable to noncontrolling interests	(18.7)	(5.5)	(27.1)	(43.0)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(631.7)	$241.7	$(421.4)	$(244.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2014	$2.2	$0.1	$5.6	$12,809.4	$(3,312.6)	$2,528.8	$(7.7)	$12,025.8	$(484.3)	$11,541.5
Net loss	—	—	—	—	(171.6)	—	—	(171.6)	26.8	(144.8)
Other comprehensive loss, net of taxes	—	—	—	—	—	(249.8)	—	(249.8)	0.3	(249.5)
Repurchase and cancellation of Liberty Global ordinary shares (note 10)	—	—	(0.1)	(949.8)	—	—	—	(949.9)	—	(949.9)
VTR NCI Acquisition (note 10)	—	—	0.1	185.3	—	—	—	185.4	(185.4)	—
Share-based compensation (note 11)	—	—	—	154.9	—	—	—	154.9	—	154.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(59.0)	—	—	3.2	(55.8)	10.8	(45.0)
Balance at September 30, 2014	$2.2	$0.1	$5.6	$12,140.8	$(3,484.2)	$2,279.0	$(4.5)	$10,939.0	$(631.8)	$10,307.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2014	2013
	in millions
Cash flows from operating activities:
Net loss	$(144.8)	$(791.0)
Loss (earnings) from discontinued operation	(333.5)	13.2
Loss from continuing operations	(478.3)	(777.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	182.6	217.9
Depreciation and amortization	4,084.0	2,921.7
Release of litigation provision	—	(146.0)
Impairment, restructuring and other operating items, net	161.5	200.6
Amortization of deferred financing costs and non-cash interest accretion	63.6	55.8
Realized and unrealized losses on derivative instruments, net	177.3	683.3
Foreign currency transaction losses (gains), net	433.0	(213.0)
Realized and unrealized gains due to changes in fair values of certain investments, net of dividends	(189.4)	(344.4)
Losses on debt modification and extinguishment, net	83.5	170.7
Deferred income tax expense (benefit)	(243.2)	172.5
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(204.5)	(489.5)
Net cash provided (used) by operating activities of discontinued operation	(9.6)	14.2
Net cash provided by operating activities	4,060.5	2,466.0
Cash flows from investing activities:
Capital expenditures	(2,046.3)	(1,791.0)
Investments in and loans to affiliates and others	(994.2)	(1,336.4)
Proceeds received upon disposition of discontinued operation, net of disposal costs	988.5	—
Cash paid in connection with acquisitions, net of cash acquired	(34.5)	(4,068.2)
Other investing activities, net	(5.3)	(49.2)
Net cash used by investing activities of discontinued operation	(3.8)	(8.4)
Net cash used by investing activities	$(2,095.6)	$(7,253.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2014	2013
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(6,853.6)	$(7,823.5)
Borrowings of debt	4,455.2	9,254.6
Repurchase of Liberty Global and LGI shares	(961.0)	(860.7)
Payment of financing costs and debt premiums	(191.0)	(356.1)
Net cash received (paid) related to derivative instruments	(146.7)	537.0
Distributions by subsidiaries to noncontrolling interests	(12.1)	(533.2)
Decrease in restricted cash related to the Virgin Media Acquisition	—	3,594.4
Decrease in restricted cash related to the Telenet Tender	—	1,539.7
Purchase of additional Telenet shares	—	(457.7)
Other financing activities, net	30.9	4.7
Net cash used by financing activities of discontinued operation	(1.2)	(6.4)
Net cash provided (used) by financing activities	(3,679.5)	4,892.8
Effect of exchange rate changes on cash:
Continuing operations	(32.4)	62.5
Discontinued operation	—	(0.5)
Total	(32.4)	62.0
Net increase (decrease) in cash and cash equivalents:
Continuing operations	(1,732.4)	168.7
Discontinued operation	(14.6)	(1.1)
Net increase (decrease) in cash and cash equivalents	(1,747.0)	167.6
Cash and cash equivalents:
Beginning of period	2,701.9	2,038.9
End of period	$954.9	$2,206.5

Cash paid for interest - continuing operations	$1,855.6	$1,498.5
Net cash paid for taxes:
Continuing operations	$67.8	$68.4
Discontinued operation	2.2	8.7
Total	$70.0	$77.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at September 30, 2014 in 14 countries. Through Virgin Media and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.0%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), also a wholly-owned subsidiary, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in four European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide (i) video, broadband internet and fixed-line telephony services through VTR GlobalCom SpA (VTR GlobalCom) and (ii) mobile services through VTR Wireless SpA (VTR Wireless). The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as “VTR.” Our consolidated operations also include the broadband communications operations of Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60% ownership interest.

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

On January 26, 2014, our board of directors approved a share split in the form of a share dividend (the 2014 Share Dividend), which constitutes a bonus issue under our articles of association and English law, of one Liberty Global Class C ordinary share on each outstanding Liberty Global Class A, Class B and Class C ordinary share as of the February 14, 2014 record date. The distribution date for the 2014 Share Dividend was March 3, 2014. All Liberty Global share and per share amounts presented herein have been retroactively adjusted to give effect to the 2014 Share Dividend.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, programming and copyright costs, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2014.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)   Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. This new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3)    Acquisitions and Discontinued Operation

Acquisition of Ziggo

On January 27, 2014, we reached an agreement (the Ziggo Merger Agreement) on an offer to acquire all of the shares of Ziggo N.V. (Ziggo) that we did not already own (the Ziggo Offer) in a share and cash transaction. The Ziggo Offer expired on November 4, 2014, with approximately 67.2% of the issued and outstanding shares of Ziggo being tendered. The Ziggo shares tendered pursuant to the Ziggo Offer plus the Ziggo shares already owned by us represent approximately 87.9% of the outstanding shares of Ziggo. All conditions for completion of the Ziggo Offer have been satisfied or waived, and we declared the Ziggo Offer unconditional on November 5, 2014. Under the terms of the Ziggo Offer, Ziggo shareholders who tendered their Ziggo shares into the Ziggo Offer will receive an offer price of (i) 0.2282 Class A ordinary shares of Liberty Global, (ii) 0.5630 Class C ordinary shares of Liberty Global and (iii) €11.00 ($13.89) in cash for each Ziggo share that they tendered. Payment and delivery of the offer price to tendering Ziggo shareholders is expected to occur on November 11, 2014. Additionally, we have announced a post-closing acceptance period, beginning on November 6, 2014 and ending on November 19, 2014, during which Ziggo shareholders who did not tender their shares during the original Ziggo Offer may tender their Ziggo shares for immediate acceptance at the same offer price indicated above.

In connection with the completion of the Ziggo Offer, we obtained regulatory clearance from the European Commission on October 10, 2014, which clearance is subject to the following commitments:

•	our commitment to divest our Film1 channel to a third party and to carry Film1 on Ziggo’s network for a period of three years; and

•
our commitment for a period of eight years with respect to our network in the Netherlands (i) not to enforce certain clauses currently contained in carriage agreements with broadcasters that restrict the ability of broadcasters to offer their channels and content via over-the-top services, (ii) not to enter into carriage agreements containing such clauses and (iii) to maintain adequate interconnection capacity through at least three uncongested routes into our network in the Netherlands, at least one of which must be with a large transit provider.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the nine months ended September 30, 2013 give effect to the Virgin Media Acquisition as if it had been completed as of January 1, 2013. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Nine months ended September 30, 2013
in millions, except per share amount
Revenue:
Continuing operations	$12,771.1
Discontinued operation	294.6
Total	$13,065.7

Net loss attributable to Liberty Global shareholders	$(1,178.5)
Basic and diluted loss attributable to Liberty Global shareholders per share	$(1.48)

Discontinued Operation

On January 31, 2014, we completed the sale of the Chellomedia Disposal Group to AMC Networks Inc. for €750.0 million ($1,013.1 million at the applicable rate) in cash (the Chellomedia Transaction). Accordingly, the Chellomedia Disposal Group is reflected as a discontinued operation in our condensed consolidated statements of operations and cash flows for all periods presented. In connection with the sale of the Chellomedia Disposal Group, we recognized a pre-tax gain of $342.2 million during the nine months ended September 30, 2014. This pre-tax gain is net of a $64.0 million cumulative foreign currency translation loss, which was reclassified to net loss from accumulated other comprehensive earnings. The associated income tax expense of $9.5 million differs from the amount computed by applying the U.K. statutory income tax rate in effect at the time of 21.5% due primarily to the fact that (i) the transaction was not subject to taxation in the U.K. and (ii) most elements of the transaction were not subject to taxation in the Netherlands or the U.S. The net after-tax gain of $332.7 million for the nine months ended September 30, 2014 is included in gain on disposal of discontinued operations, net of taxes, in our condensed consolidated statement of operations.

The operating results of the Chellomedia Disposal Group for the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013 are summarized in the following table:

	Three months ended September 30, 2013	Nine months ended September 30,
		2014 (a)	2013
	in millions

Revenue	$94.7	$26.6	$294.6
Operating income (loss)	$0.7	$0.6	$(2.0)
Earnings (loss) before income taxes and noncontrolling interests	$(5.2)	$0.9	$(4.8)
Income tax expense	$(5.6)	$(0.1)	$(8.4)
Earnings (loss) from discontinued operation attributable to Liberty Global shareholders, net of taxes	$(11.6)	$0.8	$(14.3)
_______________

(a)	Includes the operating results of the Chellomedia Disposal Group through January 31, 2014, the date the Chellomedia Disposal Group was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(4)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2014	December 31, 2013
	in millions
Fair value:
Ziggo (a):
Not subject to re-use rights (39.0 million and 34.1 million shares, respectively)	$1,825.4	$1,560.1
Subject to re-use rights (18.0 million and 22.9 million shares, respectively)	844.6	1,049.4
Total — Ziggo	2,670.0	2,609.5
ITV - subject to re-use rights (b)	875.7	—
Sumitomo (c)	503.9	572.9
Other (d)	314.7	299.4
Total — fair value	4,364.3	3,481.8
Equity (e)	165.0	8.9
Cost	0.4	0.5
Total	$4,529.7	$3,491.2
_______________

(a)
At September 30, 2014, we owned 57,000,738 shares of Ziggo. Our Ziggo shares represented 28.5% of the outstanding shares of Ziggo at September 30, 2014. At September 30, 2014, 19,965,600 of the Ziggo shares that we owned were (i) subject to a share collar (the Ziggo Collar) and (ii) pledged as collateral under a secured borrowing arrangement (the Ziggo Collar Loan). Under the terms of the Ziggo Collar, the counterparty had the right to re-use most of the Ziggo shares that were subject to the Ziggo Collar (up to an estimated 18.0 million shares at September 30, 2014), but we had the right to recall the shares that were re-used by the counterparty subject to certain costs. Pursuant to the terms of the Ziggo Collar, we lent to the counterparty 15.7 million Ziggo shares (the Lent Shares) on October 10, 2014. In addition, the counterparty had the right to retain dividends on the Ziggo shares that the counterparty would need to borrow from the custody account to hedge its exposure under the Ziggo Collar (an estimated 15.6 million shares at September 30, 2014). The decline in the number of shares subject to re-use rights is primarily attributable to a partial settlement in January 2014 of the Ziggo Collar and Ziggo Collar Loan. On November 5, 2014, in connection with our declaration that the Ziggo Offer is unconditional (see note 3), we announced that we are terminating the Ziggo Collar, which we expect to occur on November 6, 2014. In connection with the termination of the Ziggo Collar, we will settle the Ziggo Collar Loan and the counterparty will be relieved of its obligation to redeliver to us the Lent Shares.

(b)
On July 17, 2014, we acquired an aggregate of 259,820,065 shares of ITV plc (ITV) from British Sky Broadcasting Group plc at a price of £1.85 ($3.14 at the transaction date) per share, for a total investment of £480.7 million ($816.3 million at the transaction date). ITV is a commercial broadcaster in the U.K. Our ITV shares represented 6.4% of the total outstanding shares of ITV based on the most current publicly-available information. All of our ITV shares are subject to a share collar (the ITV Collar) and pledged as collateral under a secured borrowing arrangement (the ITV Collar Loan). Under the terms of the ITV Collar, the counterparty has the right to re-use all of the pledged ITV shares. For additional information regarding the ITV Collar Loan and the ITV Collar, including a description of the related re-use rights and the impact of the ITV Collar on the dividends we receive on our ITV shares, see note 5.

(c)
At September 30, 2014, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at September 30, 2014. These shares secure a loan (the Sumitomo Collar Loan) to Liberty Programming Japan LLC, our wholly-owned subsidiary.

(d)
Includes various fair value investments, the most significant of which is our 17.0% interest in ITI Neovision S.A. (formerly Canal+ Cyfrowy S.A.), a privately-held direct-to-home (DTH) operator in Poland.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(e)
The September 30, 2014 amount includes our investment in All3Media Holdings Limited (All3Media), an independent television, film and digital production and distribution company in the U.K. Our investment in All3Media is held through our 50.0% interest in DLG Acquisition Limited (DLG), a joint venture between one of our subsidiaries and a subsidiary of Discovery Communications, Inc. (Discovery). In September 2014, we and a subsidiary of Discovery each contributed £90.0 million ($147.2 million at the transaction date) to DLG in connection with DLG’s acquisition of 100% of All3Media.

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2014			December 31, 2013
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$451.7	$616.1	$1,067.8	$248.4	$520.8	$769.2
Equity-related derivative instruments (c)	—	453.3	453.3	—	430.4	430.4
Foreign currency forward contracts	5.8	—	5.8	2.6	—	2.6
Other	0.6	0.7	1.3	1.1	0.9	2.0
Total	$458.1	$1,070.1	$1,528.2	$252.1	$952.1	$1,204.2
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$1,035.0	$1,556.9	$2,591.9	$727.2	$2,191.4	$2,918.6
Equity-related derivative instruments (c)	160.1	60.8	220.9	15.6	101.3	116.9
Foreign currency forward contracts	0.9	—	0.9	8.2	12.0	20.2
Other	0.2	0.2	0.4	0.2	0.6	0.8
Total	$1,196.2	$1,617.9	$2,814.1	$751.2	$2,305.3	$3,056.5
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of September 30, 2014 and December 31, 2013, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $25.2 million and $9.8 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $102.2 million and $173.0 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($31.2 million) and $85.1 million during the three months ended September 30, 2014 and 2013, respectively, and a net gain (loss) of ($80.1 million) and $39.6 million during the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information concerning our fair value measurements, see note 6.

(c)
Our equity-related derivative instruments include the fair value of (i) the Ziggo Collar, as described in note 4, (ii) as of September 30, 2014, the ITV Collar, (iii) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company and (iv) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to the VM Convertible Notes, as defined and described in note 8. The fair values of the Ziggo Collar, the ITV Collar and the Sumitomo Collar do not include credit risk valuation adjustments as we have assumed that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the secured borrowing arrangements of the Ziggo Collar, the ITV Collar and the Sumitomo Collar.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	in millions

Cross-currency and interest rate derivative contracts	$611.3	$(727.2)	$(94.6)	$(384.2)
Equity-related derivative instruments:
Ziggo Collar	(68.1)	(65.7)	(74.0)	(65.7)
ITV Collar	(65.2)	—	(65.2)	—
Sumitomo Collar	29.0	(34.3)	13.7	(174.3)
Virgin Media Capped Calls	0.3	5.8	1.2	(3.8)
Total equity-related derivative instruments	(104.0)	(94.2)	(124.3)	(243.8)
Foreign currency forward contracts	21.5	(55.3)	41.9	(56.4)
Other	(0.9)	1.3	(0.3)	1.1
Total	$527.9	$(875.4)	$(177.3)	$(683.3)

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

	Nine months ended
	September 30,
	2014	2013
	in millions
Operating activities	$(415.5)	$(393.4)
Investing activities	(16.6)	(66.6)
Financing activities	(146.7)	537.0
Total	$(578.8)	$77.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us.  We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. We and our counterparties generally do not post collateral or other security, nor have we entered into master netting arrangements with any of our counterparties. At September 30, 2014, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $780.9 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of September 30, 2014, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to September 30, 2014, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2014 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
February 2022	$1,400.0	£873.6	5.01%	5.49%
June 2020	$1,384.6	£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
October 2020	$1,370.4	£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
January 2021	$500.0	£308.9	5.25%	6 mo. GBP LIBOR + 2.06%
January 2022	$425.0	£255.8	5.50%	5.82%
October 2014	$330.0	£199.4	8.38%	9.08%
October 2014 - October 2022	$330.0	£199.4	6.00%	6.44%
April 2019	$291.5	£186.2	5.38%	5.49%
October 2019	$170.0	£102.9	8.38%	9.05%
November 2016 (a)	$55.0	£27.7	6.50%	7.03%
October 2019 - October 2022	$50.0	£30.7	6.00%	5.75%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
July 2018	$525.0	€396.3	6 mo. LIBOR + 1.99%	6.25%
December 2014	$340.0	€244.6	6 mo. LIBOR	6 mo. EURIBOR

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
January 2015 - July 2021	$312.0		€240.0	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2015	$300.0		€226.5	6 mo. LIBOR + 1.75%	5.78%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
November 2019	$250.0		€181.5	7.25%	7.74%
November 2021	$250.0		€181.4	7.25%	7.50%
December 2014 - July 2018	$200.0		€151.0	6 mo. LIBOR + 3.00%	7.31%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
July 2021	$128.0		€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%
January 2015 - July 2018	$100.0		€75.4	6 mo. LIBOR + 1.75%	5.77%
January 2015 - July 2021	$405.9	CHF	373.1	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.63%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
January 2015	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
December 2014	$340.0	CLP	181,322.0	6 mo. LIBOR + 1.75%	8.76%
July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
January 2015	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - January 2021	€720.8	CHF	877.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.62%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2015 - January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
April 2018	€285.1	CHF	346.7	10.51%	9.87%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2014	€134.2	CLP	107,800.0	6 mo. EURIBOR + 2.00%	10.00%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2015	€365.8	CZK	10,521.8	5.48%	5.99%
January 2015 - January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2015 - January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2015	€260.0	HUF	75,570.0	5.50%	9.40%
January 2015 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2015	€400.5	PLN	1,605.6	5.50%	7.50%
January 2015 - January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
January 2015 - January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2014	CLP 181,322.0		$340.0	8.76%	6 mo. LIBOR + 1.75%
December 2014	CLP 107,800.0	EUR	134.2	10.00%	6 mo. EURIBOR + 2.00%
December 2015	CLP 53,000.0	EUR	69.1	5.75%	3.50%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2021	$797.1		€546.5	5.50%	5.60%
March 2019	$459.3		€326.5	7.50%	7.98%
January 2023	$202.9		€141.7	5.50%	5.33%
VTR GlobalCom:
January 2022	$1,400.0	CLP	760,340.0	6.88%	10.94%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2014 are as follows:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Subsidiary / Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
December 2015 - June 2021	€250.0	3 mo. EURIBOR	3.49%
July 2019	€200.0	3 mo. EURIBOR	3.55%
July 2017	€150.0	3 mo. EURIBOR	3.55%
July 2017 - December 2018	€70.0	3 mo. EURIBOR	3.00%
June 2021	€55.0	3 mo. EURIBOR	2.29%
June 2015	€50.0	3 mo. EURIBOR	3.55%
December 2017	€50.0	3 mo. EURIBOR	3.52%
December 2015 - July 2019	€50.0	3 mo. EURIBOR	3.40%
December 2017 - July 2019	€50.0	3 mo. EURIBOR	2.99%
July 2017 - June 2021	€50.0	3 mo. EURIBOR	3.00%
August 2015 - June 2021	€45.0	3 mo. EURIBOR	3.20%

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at September 30, 2014 are detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (a):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€0.8	6.50%
December 2017	€0.8	5.50%

Interest rate cap sold (b):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%
 _______________

(a)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(b)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at September 30, 2014, as detailed below:

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

Equity-Related Derivative Instruments

ITV Collar and Secured Borrowing. In July 2014, our wholly-owned subsidiary, Liberty Global Incorporated Limited (Liberty Global Limited) entered into the ITV Collar with respect to all 259,820,065 of our ITV shares. The ITV Collar is comprised of (i) purchased put options exercisable by Liberty Global Limited and (ii) written call options exercisable by the counterparty. The ITV Collar effectively hedges the value of our investment in ITV shares from significant losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our investment in ITV, see note 4.

The ITV Collar and related agreements also provided Liberty Global Limited with the ability to effectively finance the purchase of its ITV shares pursuant to the ITV Collar Loan. In this regard, in July 2014, we borrowed £446.9 million ($764.5 million at the transaction date) under the ITV Collar Loan. At September 30, 2014, borrowings under the ITV Collar Loan were secured by all 259,820,065 of our ITV shares, which have been placed into a custody account. The ITV Collar Loan was issued at a discount with a zero coupon rate and an average implied yield of 173 basis points (1.73%). The ITV Collar Loan, which has an average maturity of three years and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the ITV Collar, the counterparty has the right to re-use the pledged ITV shares held in the custody account, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the ITV shares that the counterparty would need to borrow from the custody account to hedge its exposure under the ITV Collar (an estimated 205 million shares at September 30, 2014).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2014:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$301.4		€236.5	October 2014
LGE Financing		£52.5		€67.2	October 2014
UPC Broadband Holding		$1.5	CZK	29.8	October 2014 - March 2015
UPC Broadband Holding		€30.6	CHF	37.3	October 2014 - September 2015
UPC Broadband Holding		€9.0	CZK	244.5	October 2014 - March 2015
UPC Broadband Holding		€8.2	HUF	2,550.0	October 2014 - March 2015
UPC Broadband Holding		€24.0	PLN	102.4	October 2014 - March 2015
UPC Broadband Holding		£2.1		€2.5	October 2014 - March 2015
UPC Broadband Holding	CHF	22.0		€18.2	October 2014
UPC Broadband Holding	CZK	300.0		€10.9	October 2014
UPC Broadband Holding	HUF	4,500.0		€14.5	October 2014
UPC Broadband Holding	PLN	55.0		€13.2	October 2014
UPC Broadband Holding	RON	33.5		€7.6	October 2014
Telenet NV		$10.5		€7.7	October 2014 - December 2014
VTR GlobalCom		$28.2	CLP	16,248.6	October 2014 - September 2015

(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2014 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the nine months ended September 30, 2014, no such transfers were made.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

For our investments in Ziggo, ITV and Sumitomo, the recurring fair value measurements are based on the quoted closing price of the respective shares at each reporting date. Accordingly, the valuations of these investments fall under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies, and therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy. Any reasonably foreseeable changes in assumed levels of unobservable inputs for the valuations of our Level 3 investments would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the September 30, 2014 valuation of the Ziggo Collar and the ITV Collar, we used average forecasted volatilities of 22.9% and 25.7%, respectively. At September 30, 2014, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2013, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Virgin Media Acquisition. We used a discount rate of 9.0% for our valuation of the customer relationships acquired as a result of this acquisition. For additional information, see note 3. We did not perform significant nonrecurring fair value measurements during the nine months ended September 30, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2014 using:
Description	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,067.8	$—	$1,067.8	$—
Equity-related derivative instruments	453.3	—	—	453.3
Foreign currency forward contracts	5.8	—	5.8	—
Other	1.3	—	1.3	—
Total derivative instruments	1,528.2	—	1,074.9	453.3
Investments	4,364.3	4,049.6	—	314.7
Total assets	$5,892.5	$4,049.6	$1,074.9	$768.0

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,591.9	$—	$2,591.9	$—
Equity-related derivative instruments	220.9	—	—	220.9
Foreign currency forward contracts	0.9	—	0.9	—
Other	0.4	—	0.4	—
Total liabilities	$2,814.1	$—	$2,593.2	$220.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2014	$299.4	$313.5	$612.9
Partial settlement of the Ziggo Collar (a)	—	17.9	17.9
Gains (losses) included in net loss (b):
Realized and unrealized losses on derivative instruments, net	—	(124.3)	(124.3)
Realized and unrealized gains due to changes in fair values of certain investments, net	29.5	—	29.5
Foreign currency translation adjustments and other, net	(14.2)	25.3	11.1
Balance of net assets at September 30, 2014	$314.7	$232.4	$547.1

_______________

(a)	For additional information regarding the Ziggo Collar, see note 4.

(b)	Most of these net gains (losses) relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2014	December 31, 2013
	in millions

Distribution systems	$24,884.2	$25,193.2
Customer premises equipment	6,297.1	6,126.0
Support equipment, buildings and land	3,706.1	3,581.9
	34,887.4	34,901.1
Accumulated depreciation	(12,767.8)	(10,926.2)
Total property and equipment, net	$22,119.6	$23,974.9
During the nine months ended September 30, 2014 and 2013, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $106.6 million and $108.3 million, respectively. In addition, during the nine months ended September 30, 2014 and 2013, we recorded non-cash increases related to vendor financing arrangements of $677.9 million and $366.0 million, respectively, which exclude related value-added taxes (VAT) of $76.1 million and $28.9 million, respectively, that were also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2014 are set forth below:

	January 1, 2014	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2014
	in millions
European Operations Division:
U.K. (Virgin Media)	$9,598.2	$—	$(201.1)	$9,397.1
Germany (Unitymedia KabelBW)	3,939.4	—	(331.4)	3,608.0
Belgium (Telenet)	2,255.1	—	(189.7)	2,065.4
The Netherlands	1,260.4	—	(106.1)	1,154.3
Switzerland	3,197.4	—	(221.4)	2,976.0
Other Western Europe	1,079.7	—	(90.8)	988.9
Total Western Europe	21,330.2	—	(1,140.5)	20,189.7
Central and Eastern Europe	1,520.1	5.1	(147.2)	1,378.0
Total European Operations Division	22,850.3	5.1	(1,287.7)	21,567.7
Chile (VTR)	508.5	—	(61.9)	446.6
Corporate and other	390.0	—	(8.4)	381.6
Total	$23,748.8	$5.1	$(1,358.0)	$22,395.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$7,589.2	$(2,886.1)	$4,703.1	$8,116.7	$(2,458.4)	$5,658.3
Other	244.3	(132.0)	112.3	288.1	(151.0)	137.1
Total	$7,833.5	$(3,018.1)	$4,815.4	$8,404.8	$(2,609.4)	$5,795.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(8)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	September 30, 2014					Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
		in millions
Debt:
VM Notes	6.11%	—	$—	$8,384.5	$9,188.7	$8,272.5	$9,150.1
VM Credit Facility	3.77%	£660.0	1,070.6	4,821.2	4,388.9	4,887.9	4,352.8
VM Convertible Notes (e)	6.50%	—	—	159.8	164.1	57.0	57.5
UPCB SPE Notes	6.88%	—	—	4,322.4	4,536.5	4,075.2	4,219.5
UPC Broadband Holding Bank Facility	3.57%	€1,016.2	1,283.4	3,238.5	5,717.8	3,261.0	5,671.4
UPC Holding Senior Notes (f)	7.16%	—	—	2,719.3	3,297.4	2,495.1	3,099.2
Unitymedia KabelBW Notes	6.87%	—	—	7,624.4	8,058.2	7,130.7	7,651.9
Unitymedia KabelBW Revolving Credit Facilities	—	€500.0	631.4	—	—	—	—
Telenet SPE Notes	5.93%	—	—	2,553.9	2,916.5	2,399.5	2,759.2
Telenet Credit Facility	3.42%	€322.9	407.8	1,709.6	1,956.9	1,710.2	1,936.9
VTR Finance Senior Secured Notes	6.88%	—	—	1,451.6	—	1,400.0	—
Sumitomo Collar Loan	1.88%	—	—	895.7	939.3	859.8	894.3
ITV Collar Loan (g)	1.73%	—	—	695.2	—	691.2	—
Liberty Puerto Rico Bank Facility	5.20%	$40.0	40.0	669.1	666.2	671.9	665.0
Ziggo Collar Loan	0.45%	—	—	631.8	852.9	626.9	852.6
Ziggo Margin Loan (h)	—	—	—	—	634.3	—	634.3
Vendor financing (i)	3.57%	—	—	759.0	603.1	759.0	603.1
Other (j)	8.97%	(k)	196.8	185.9	308.2	185.9	308.2
Total debt	5.48%		$3,630.0	$40,821.9	$44,229.0	39,483.8	42,856.0

Capital lease obligations:
Unitymedia KabelBW						852.3	952.0
Telenet						427.0	451.2
Virgin Media						298.9	373.5
Other subsidiaries						70.8	71.6
Total capital lease obligations						1,649.0	1,848.3
Total debt and capital lease obligations						41,132.8	44,704.3
Current maturities						(1,669.0)	(1,023.4)
Long-term debt and capital lease obligations						$39,463.8	$43,680.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2014 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative instruments, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 6.5% at September 30, 2014.  For information concerning our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2014 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2014, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At September 30, 2014, our availability under the UPC Broadband Holding Bank Facility (as defined and described below) was limited to €951.6 million ($1,201.8 million). When the relevant September 30, 2014 compliance reporting requirements have been completed, and assuming no changes from September 30, 2014 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €906.7 million ($1,145.1 million). In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At September 30, 2014, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Virgin Media was limited to £443.0 million ($718.6 million). When the relevant September 30, 2014 compliance reporting requirements have been completed and assuming no changes from September 30, 2014 borrowing levels, we anticipate that the availability to be loaned or distributed by Virgin Media will be limited to £508.8 million ($825.3 million).

(c)
The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 6.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
The 6.50% convertible senior notes issued by Virgin Media (the VM Convertible Notes) are exchangeable under certain conditions for (subject to further adjustment as provided in the underlying indenture and subject to Virgin Media’s right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 of our Class A ordinary shares, 33.4963 of our Class C ordinary shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. The amount reported in the estimated fair value column for the VM Convertible Notes represents the estimated fair value of the remaining VM Convertible Notes outstanding as of September 30, 2014, including both the debt and equity components.

(f)
During April 2014, we used existing cash to fully redeem UPC Holding’s $400.0 million principal amount of 9.875% senior notes due 2018 (the UPC Holding 9.875% Senior Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $41.5 million, which includes (i) the payment of $19.7 million of redemption premium, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs.

(g)	For information regarding the ITV Collar Loan, see note 5.

(h)
During the first quarter of 2014, we used existing cash to repay the full amount of the limited recourse margin loan (the Ziggo Margin Loan) that was secured by a portion of our investment in Ziggo. In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $2.3 million related to the write-off of deferred financing costs. For information regarding our investment in Ziggo, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(i)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions. These obligations are generally due within one year. At September 30, 2014 and December 31, 2013, the amounts owed pursuant to these arrangements include $74.4 million and $47.3 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(j)
The December 31, 2013 amounts include outstanding borrowings of $113.1 million under VTR Wireless’s then-existing CLP 60.0 billion ($100.3 million) term loan bank facility (the VTR Wireless Bank Facility). In January 2014, all outstanding amounts under the VTR Wireless Bank Facility were repaid and the VTR Wireless Bank Facility was cancelled. In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $2.0 million related to the write-off of deferred financing costs.

(k)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within VTR, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Senior Credit Facility) and a CLP 22.0 billion ($36.8 million) Chilean peso facility (the VTR CLP Senior Credit Facility), each of which were undrawn at September 30, 2014. The VTR Dollar Senior Credit Facility and the VTR CLP Senior Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively.

VM Notes

On March 28, 2014, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $425.0 million principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Dollar Senior Secured Notes), (ii) £430.0 million ($697.5 million) principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes and, together with the 2025 VM Dollar Senior Secured Notes, the 2025 VM Senior Secured Notes) and (iii) £225.0 million ($365.0 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Original 2029 VM Senior Secured Notes). In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of the £875.0 million ($1,419.3 million) principal amount of 7.0% senior secured notes due 2018 (the 2018 VM Sterling Senior Secured Notes). In connection with these transactions, we recognized a gain on debt modification and extinguishment, net, of $5.2 million, which includes (i) the write-off of $61.8 million of unamortized premium, (ii) the payment of $51.3 million of redemption premium and (iii) the write-off of $5.3 million of deferred financing costs.

In April 2014, (i) Virgin Media Secured Finance issued £175.0 million ($283.9 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Additional 2029 VM Senior Secured Notes and, together with the Original 2029 VM Senior Secured Notes, the 2029 VM Senior Secured Notes) at an issue price of 101.75% and (ii) Virgin Media entered into (a) a new £100.0 million ($162.2 million) term loan (VM Facility D) and (b) a new £849.4 million ($1,377.8 million) term loan (VM Facility E), each under the VM Credit Facility (as defined and described below). In connection with these transactions, (1) certain lenders under the existing £600.0 million ($973.2 million) term loan (VM Facility C) under the VM Credit Facility effectively rolled £500.4 million ($811.7 million) of their drawn commitments under VM Facility C to VM Facilities D and E and (2) the remaining outstanding balance of VM Facility C was repaid with existing liquidity. VM Facilities D and E were fully drawn in May 2014, and the net proceeds, together with the net proceeds from the Additional 2029 VM Senior Secured Notes, were used to fully redeem the $1.0 billion principal amount of 6.5% senior secured notes due 2018 (the 2018 VM Dollar Senior Secured Notes). In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $5.4 million, which includes (i) the write-off of $33.9 million of unamortized premium, (ii) the payment of $32.4 million of redemption premium and (iii) the write-off of $6.9 million of deferred financing costs.
The 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media (the VM Senior Secured Guarantors) and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the VM Senior Secured Guarantors (except for Virgin Media).

The 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Net Leverage Ratio test, as defined in the applicable indenture. In addition, the 2025

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

VM Senior Secured Notes and the 2029 VM Senior Secured Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £75.0 million ($121.7 million) or more in the aggregate of VMIH or the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes.

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

If VMIH or the Restricted Subsidiaries (as defined in the applicable indenture) sell certain assets or if Virgin Media Communications Limited (Virgin Media Communications) or certain of its subsidiaries experience specific changes in control, Virgin Media Secured Finance must offer to repurchase the 2025 VM Senior Secured Notes or the 2029 VM Senior Secured Notes at a redemption price of 101%.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

VM Credit Facility

The VM Credit Facility, as amended, is the senior secured credit facility of VMIH, together with certain other subsidiaries of Virgin Media. The details of our borrowings under the VM Credit Facility as of September 30, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

A	June 7, 2019	LIBOR + 3.25%	£375.0	$—	$608.2
B	June 7, 2020	LIBOR + 2.75% (b)	$2,755.0	—	2,743.5
D	June 30, 2022	LIBOR + 3.25% (b)	£100.0	—	161.8
E	June 30, 2023	LIBOR + 3.50% (b)	£849.4	—	1,374.4
Revolving facility (c)	June 7, 2019	LIBOR + 3.25%	£660.0	1,070.6	—
Total				$1,070.6	$4,887.9
 _______________

(a)	The carrying values of VM Facilities B, D and E include the impact of discounts.

(b)	VM Facilities B, D and E each have a LIBOR floor of 0.75%.

(c)	The revolving facility has a fee on unused commitments of 1.3% per year.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of September 30, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

V (d)	January 15, 2020	7.625%	€500.0	$—	$631.5
Y (d)	July 1, 2020	6.375%	€750.0	—	947.2
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AG	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	1,959.1
AH	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,301.9
AI	April 30, 2019	EURIBOR + 3.25%	€1,016.2	1,283.4	—
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,078.7)
Total				$1,283.4	$3,261.0
_______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at September 30, 2014 without giving effect to the impact of discounts.

(b)	At September 30, 2014, our availability under the UPC Broadband Holding Bank Facility was limited to €951.6 million

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

($1,201.8 million). When the relevant September 30, 2014 compliance reporting requirements have been completed, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €906.7 million ($1,145.1 million). Facility AI has a fee on unused commitments of 1.3% per year.

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

In January 2014, VTR Finance B.V. (VTR Finance), our wholly-owned subsidiary, issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Finance Senior Secured Notes) in connection with the extraction of VTR GlobalCom and certain of its parents and all of its subsidiaries from the UPC Holding credit pool. The net proceeds from the VTR Finance Senior Secured Notes of $1,375.0 million, together with an additional €244.5 million ($334.6 million at the transaction date) of cash loaned from another subsidiary of Liberty Global and €9.3 million ($12.7 million at the transaction date) of cash associated with the settlement of related derivatives, were used to repay all of the outstanding indebtedness under Facilities R, S and AE. In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $7.2 million related to the write-off of deferred financing costs.

During the first quarter of 2014, we used existing cash to repay all of the outstanding borrowings under Facility AF. In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $9.3 million, including (i) a $4.9 million write-off of an unamortized discount and (ii) a $4.4 million write-off of deferred financing costs.

Unitymedia KabelBW Revolving Credit Facilities

During the third quarter of 2014, Unitymedia Hessen completed the refinancing of its then existing €337.5 million ($426.2 million) and €80.0 million ($101.0 million) revolving credit facilities (the Old Unitymedia KabelBW Revolving Credit Facilities). Pursuant to this refinancing, the respective commitments of the lenders under the Old Unitymedia KabelBW Revolving Credit Facilities were cancelled and Unitymedia Hessen entered into (i) a new €80.0 million ($101.0 million) super senior secured revolving credit facility agreement (the UM Super Senior Secured Facility) and (ii) a new €420.0 million ($530.4 million) senior secured revolving credit facility agreement (the UM Senior Secured Facility and, together with the UM Super Senior Secured Facility, the Unitymedia KabelBW Revolving Credit Facilities). The Unitymedia KabelBW Revolving Credit Facilities were undrawn at September 30, 2014. The UM Super Senior Secured Facility, which is senior to the UM Senior Secured Facility, bears interest at EURIBOR plus a margin of 2.25%, matures in December 2020 and has a fee on unused commitments of 0.9% per year. The UM Senior Secured Facility bears interest at EURIBOR plus a margin of 2.75%, matures in December 2020 and has a fee on unused commitments of 1.1% per year.

In addition to customary restrictive covenants and events of default, the Unitymedia KabelBW Revolving Credit Facilities require compliance with a Consolidated Net Leverage Ratio, as defined in the applicable facility. The terms of the Unitymedia KabelBW Revolving Credit Facilities are substantially the same as those of the respective Old Unitymedia KabelBW Revolving Credit Facilities with regard to ranking, security and change of control.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet International. The details of our borrowings under the Telenet Credit Facility as of September 30, 2014 are summarized in the following table:

Facility	Final maturity date	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$631.5
O (c)	February 15, 2021	6.625%	€300.0	—	378.9
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	505.2
S	December 31, 2016	EURIBOR + 2.75%	€36.9	46.6	—
U (c)	August 15, 2022	6.250%	€450.0	—	568.3
V (c)	August 15, 2024	6.750%	€250.0	—	315.7
W (d)	June 30, 2022	EURIBOR + 3.25%	€474.1	—	597.5
X	September 30, 2020	EURIBOR + 2.75%	€286.0	361.2	—
Y (d)	June 30, 2023	EURIBOR + 3.50%	€882.9	—	1,112.7
Elimination of Telenet Facilities M, O, P, U and V in consolidation (c)				—	(2,399.6)
Total				$407.8	$1,710.2
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at September 30, 2014.

(b)	Telenet Facilities S and X have a fee on unused commitments of 1.10% per year.

(c)	As described below, the amounts outstanding under Telenet Facilities M, O, P, U and V are eliminated in Liberty Global’s consolidated financial statements.

(d)	The carrying values of Telenet Facilities W and Y include the impact of discounts.

In April 2014, Telenet entered into Telenet Facility W and Telenet Facility Y. The net proceeds from these issuances, along with available cash and cash equivalents, were used to (i) fully redeem the outstanding amounts under existing Facilities Q, R and T under the Telenet Credit Facility and (ii) fully repay the €100.0 million ($126.3 million) outstanding principal amount under Telenet Facility N to Telenet Finance Luxembourg II S.A. (Telenet Finance II) and, in turn, Telenet Finance II used the proceeds to fully redeem its 5.3% senior secured notes due November 2016 (the Telenet Finance II Notes). Telenet Finance II was a special purpose financing entity that, prior to the redemption of the Telenet Finance II Notes, was consolidated by Telenet. In addition, the commitments under Telenet’s then existing revolving credit facility (Telenet Facility S) were reduced from €158.0 million ($199.5 million) to €36.9 million ($46.6 million) and Telenet entered into Telenet Facility X. In connection with the above transactions, we recognized a loss on debt modification and extinguishment, net, of $11.9 million, including (a) the write-off of $7.1 million of deferred financing costs, (b) the payment of $3.6 million of redemption premium and (c) the write-off of $1.2 million of unamortized discount.

Liberty Puerto Rico Bank Facility

On July 7, 2014, Liberty Puerto Rico entered into (i) a new $530.0 million first lien term loan that matures on January 7, 2022 (the New LPR Term Loan B) and (ii) a new $145.0 million second lien term loan that matures on July 7, 2023 (the New LPR Term Loan C), each under Liberty Puerto Rico’s existing bank credit facility (collectively, the Liberty Puerto Rico Bank Facility). The New LPR Term Loan B and New LPR Term Loan C, each of which were issued at 99.5% of par, bear interest at LIBOR plus 3.50% and LIBOR plus 6.75%, respectively. The net proceeds from these issuances were used to repay all amounts previously outstanding under the Liberty Puerto Rico Bank Facility. Each of the New LPR Term Loan B and New LPR Term Loan C are subject to a

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

LIBOR floor of 1.0%. Also on July 7, 2014, the commitments under Liberty Puerto Rico’s then existing revolving credit facility were cancelled and Liberty Puerto Rico entered into a new $40.0 million revolving credit facility (the New LPR Revolving Loan). The New LPR Revolving Loan, which matures on July 7, 2020 and bears interest at LIBOR plus 3.50%, has a fee on unused commitments of 0.50% or 0.375% depending on the Consolidated Total Net Leverage Ratio (as defined in the Liberty Puerto Rico Bank Facility). In connection with the above transactions, we recognized a loss on debt modification and extinguishment, net, of $9.5 million, including (a) the write-off of $10.4 million of deferred financing costs and (b) the write-off of $0.9 million of unamortized premium.

Ziggo Bridge Facility

On January 27, 2014, LGE HoldCo VI B.V., our wholly-owned subsidiary, entered into a bridge facility agreement (the Ziggo Bridge Facility). The Ziggo Bridge Facility, which was never drawn, was cancelled on February 17, 2014.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of September 30, 2014 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on September 30, 2014 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Unitymedia KabelBW	Telenet (b)	Other (c)	Total
	in millions
Year ending December 31:
2014 (remainder of year)	$57.1	$101.7	$22.3	$9.3	$631.4	$821.8
2015	206.4	312.1	77.9	9.3	37.9	643.6
2016	—	—	—	9.3	381.8	391.1
2017	—	—	—	9.3	961.5	970.8
2018	—	—	—	9.3	256.1	265.4
2019	1,526.5	—	2,227.5	21.4	—	3,775.4
Thereafter	11,538.0	9,847.5	4,906.1	4,214.9	2,075.2	32,581.7
Total debt maturities	13,328.0	10,261.3	7,233.8	4,282.8	4,343.9	39,449.8
Unamortized premium (discount)	98.3	(16.2)	(2.8)	(3.6)	(41.7)	34.0
Total debt	$13,426.3	$10,245.1	$7,231.0	$4,279.2	$4,302.2	$39,483.8
Current portion	$265.8	$413.8	$100.3	$9.3	$663.9	$1,453.1
Noncurrent portion	$13,160.5	$9,831.3	$7,130.7	$4,269.9	$3,638.3	$38,030.7
_______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet.

(c)
The debt maturity during the remainder of 2014 includes the $631.9 million (equivalent) principal amount outstanding under the Ziggo Collar Loan. As further described in note 4, the Ziggo Collar Loan will be settled on November 6, 2014. For information regarding our acquisition of Ziggo, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2014 (remainder of year)	$23.1	$19.3	$41.9	$9.9	$94.2
2015	92.6	66.5	123.3	17.6	300.0
2016	92.6	66.1	71.9	19.2	249.8
2017	92.6	64.3	30.4	12.4	199.7
2018	92.6	60.8	6.9	5.4	165.7
2019	92.6	50.0	4.6	2.8	150.0
Thereafter	1,008.1	248.9	231.3	22.8	1,511.1
Total principal and interest payments	1,494.2	575.9	510.3	90.1	2,670.5
Amounts representing interest	(641.9)	(148.9)	(211.4)	(19.3)	(1,021.5)
Present value of net minimum lease payments	$852.3	$427.0	$298.9	$70.8	$1,649.0
Current portion	$27.7	$42.3	$127.7	$18.2	$215.9
Noncurrent portion	$824.6	$384.7	$171.2	$52.6	$1,433.1

Non-cash Refinancing Transactions

During the nine months ended September 30, 2014 and 2013, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $3,953.2 million and $5,061.5 million, respectively.

Subsequent Events

For information regarding certain financing transactions completed subsequent to September 30, 2014, see note 16.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(9)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	in millions

Computed “expected” tax benefit (expense) (a)	$(67.5)	$135.1	$94.6	$78.4
Change in valuation allowances	(215.9)	(20.1)	(358.4)	(19.0)
International rate differences (b)	67.3	8.5	169.9	50.9
Non-deductible or non-taxable interest and other expenses	(42.4)	(1.5)	(125.2)	(84.3)
Tax effect of intercompany financing	41.4	33.8	122.9	41.2
Enacted tax law and rate changes	23.6	(369.7)	29.3	(378.1)
Non-deductible or non-taxable foreign currency exchange results	52.1	(39.6)	28.8	(29.4)
Recognition of previously unrecognized tax benefits	—	—	28.8	—
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(3.9)	5.0	(15.8)	(25.7)
Change in subsidiary tax attributes due to a deemed change in control	—	6.7	—	(84.7)
Other, net	(0.3)	18.6	(2.9)	13.9
Total income tax expense	$(145.6)	$(223.2)	$(28.0)	$(436.8)
_______________

(a)
In April 2014, the U.K. corporate income tax rate decreased from 23.0% to 21.0%, with a further decline to 20.0% scheduled for April 2015. Accordingly, the statutory or “expected” tax rates used in this table are 21.0% for the 2014 periods and 23.0% for the 2013 periods. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the third quarter of 2013.

(b)	Amounts reflect statutory rates in jurisdictions in which we operate outside of the U.K.

As of September 30, 2014, our unrecognized tax benefits of $478.2 million included $304.9 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are currently undergoing income tax audits in Chile, Germany, the Netherlands, Slovakia, Switzerland and the U.S. During the next twelve months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2014. The amount of any such reductions could range up to $230 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next twelve months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next twelve months.

(10)    Equity

Share Repurchases

During the nine months ended September 30, 2014, we purchased a total of 8,062,792 Liberty Global Class A ordinary shares at a weighted average price of $42.19 per share and 14,581,019 Liberty Global Class C ordinary shares at a weighted average

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

price of $41.82 per share, for an aggregate purchase price of $949.9 million, including direct acquisition costs and the effects of derivative instruments. At September 30, 2014, the remaining amount authorized for share repurchases was $2,577.2 million.

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

(11)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$44.2	$12.6	$88.0	$24.5
Other share-based incentive awards	25.1	79.1	77.5	140.1
Total Liberty Global shares (b)	69.3	91.7	165.5	164.6
Telenet share-based incentive awards (c)	1.9	4.9	12.6	52.4
Other	1.9	2.1	4.5	2.4
Total	$73.1	$98.7	$182.6	$219.4
Included in:
Continuing operations:
Operating expense	$1.0	$0.8	$5.9	$10.7
SG&A expense	72.1	97.4	176.7	207.2
Total - continuing operations	73.1	98.2	182.6	217.9
Discontinued operation	—	0.5	—	1.5
Total	$73.1	$98.7	$182.6	$219.4
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global performance-based restricted share units (PSUs), (ii) a challenge performance award plan issued on June 24, 2013 for certain executive officers and key employees (the Challenge Performance Awards) and (iii) for the 2014 periods, the PGUs, as defined and described below. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

(b)
In connection with the Virgin Media Acquisition, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. Virgin Media recorded share-based compensation expense of $14.4 million and $45.8 million during the three and nine months ended September 30, 2014, respectively, including compensation expense related to the Virgin Media Replacement Awards and new awards that were granted after the Virgin Media Replacement Awards were issued. During the second and third quarters of 2013, Virgin Media recorded share-based compensation expense of $35.9 million and $61.6 million, respectively, primarily related to the Virgin Media Replacement Awards, including $27.5 million and $35.4 million, respectively, that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to September 30, 2013.

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

The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Liberty Global ordinary shares and Telenet ordinary shares as of September 30, 2014:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards (b)	Telenet ordinary shares (c)

Total compensation expense not yet recognized (in millions)	$150.0	$197.3	$5.8
Weighted average period remaining for expense recognition (in years)	2.7	1.5	2.2
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global 2014 Incentive Plan, (ii) the Liberty Global 2014 Nonemployee Director Incentive Plan, (iii) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013), (iv) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013), (v) the Virgin Media Inc. 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) and (vi) certain other incentive plans of Virgin Media. On January 30, 2014, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan and, accordingly, awards are now only granted under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan.

(b)	Amounts relate to (i) the Challenge Performance Awards, (ii) PSUs and (iii) the PGUs, as defined and described below.

(c)	Amounts relate to various equity incentive awards granted to employees of Telenet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares:

	Nine months ended
	September 30,
	2014	2013
Assumptions used to estimate fair value of options, share appreciation rights (SARs) and PSARs granted:
Risk-free interest rate	0.81 - 1.77%	0.36 - 1.27%
Expected life (a)	3.1 - 5.1 years	3.2 - 7.1 years
Expected volatility (a)	25.1 - 28.7%	26.5 - 35.8%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$11.40	$11.09
SARs	$8.93	$8.36
PSARs	$8.15	$8.31
Restricted share units (RSUs)	$39.77	$35.74
PSUs and PGUs	$42.47	$34.94
Total intrinsic value of awards exercised (in millions):
Options	$76.3	$114.9
SARs	$23.7	$59.6
PSARs	$0.2	$—
Cash received from exercise of options (in millions)	$34.3	$57.2
Income tax benefit related to share-based compensation (in millions)	$37.6	$33.2
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
September 30, 2014
(unaudited)

Share-Based Award Activity - Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during the nine months ended September 30, 2014 with respect to Liberty Global ordinary shares:

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	2,708,445	$16.12
Granted	78,677	$42.54
Cancelled	(47,205)	$22.14
Exercised	(618,993)	$14.90
Outstanding at September 30, 2014	2,120,924	$17.33	5.8	$53.5
Exercisable at September 30, 2014	1,212,064	$13.83	4.7	$34.8

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	7,031,369	$14.95
Granted	157,346	$40.86
Cancelled	(116,915)	$20.78
Exercised	(1,933,626)	$12.64
Outstanding at September 30, 2014	5,138,174	$16.47	5.9	$126.2
Exercisable at September 30, 2014	2,876,361	$13.36	4.8	$79.5

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	4,168,758	$24.78
Granted	2,192,672	$40.90
Forfeited	(148,111)	$30.17
Exercised	(284,967)	$21.12
Outstanding at September 30, 2014	5,928,352	$30.77	5.0	$69.8
Exercisable at September 30, 2014	2,333,076	$20.71	3.4	$50.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	12,437,530	$23.87
Granted	4,408,368	$39.07
Forfeited	(435,969)	$29.27
Exercised	(834,407)	$20.84
Outstanding at September 30, 2014	15,575,522	$28.18	4.8	$199.9
Exercisable at September 30, 2014	6,950,992	$20.04	3.4	$145.8

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	2,817,498	$35.07
Granted	10,000	$43.58
Forfeited	(10,209)	$35.03
Exercised	(6,248)	$35.03
Outstanding at September 30, 2014	2,811,041	$35.10	5.7	$20.9
Exercisable at September 30, 2014	7,291	$35.03	2.0	$0.1

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	8,452,494	$33.44
Granted	30,000	$43.03
Forfeited	(30,626)	$33.41
Exercised	(18,744)	$33.41
Outstanding at September 30, 2014	8,433,124	$33.48	5.7	$63.6
Exercisable at September 30, 2014	21,874	$33.86	2.0	$0.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	725,676	$35.48
Granted	207,408	$40.98
Forfeited	(39,038)	$32.53
Released from restrictions	(269,816)	$34.66
Outstanding at September 30, 2014	624,230	$37.72	4.8

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	1,944,468	$32.79
Granted	414,816	$39.17
Forfeited	(110,193)	$30.31
Released from restrictions	(721,392)	$31.96
Outstanding at September 30, 2014	1,527,699	$34.98	4.7

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	924,648	$32.05
Granted	1,518,276	$42.74
Performance adjustment (a)	(138,668)	$26.17
Forfeited	(21,564)	$32.89
Released from restrictions	(273,570)	$26.23
Outstanding at September 30, 2014	2,009,122	$41.32	2.0

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	—	$—
Granted	1,000,000	$44.55
Outstanding at September 30, 2014	1,000,000	$44.55	2.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	2,744,452	$29.99
Granted	1,048,614	$39.83
Performance adjustment (a)	(416,004)	$24.73
Forfeited	(64,692)	$30.77
Released from restrictions	(820,710)	$24.78
Outstanding at September 30, 2014	2,491,660	$36.70	1.5
_______________

(a)
Represents the reduction in PSUs associated with the first quarter 2014 determination that 66.3% of the PSUs that were granted in 2012 (the 2012 PSUs) had been earned. As of September 30, 2014, all of the earned 2012 PSUs have been released from restrictions.

(12) Restructuring Liability

A summary of the changes in our restructuring liability during the nine months ended September 30, 2014 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2014	$26.6	$14.9	$72.0	$113.5
Restructuring charges	34.5	9.3	93.6	137.4
Cash paid	(44.9)	(10.2)	(28.5)	(83.6)
Foreign currency translation adjustments and other	0.6	(0.5)	(15.0)	(14.9)
Restructuring liability as of September 30, 2014	$16.8	$13.5	$122.1	$152.4

Current portion	$16.7	$12.1	$20.8	$49.6
Noncurrent portion	0.1	1.4	101.3	102.8
Total	$16.8	$13.5	$122.1	$152.4

Prior to March 31, 2014, Telenet operated a digital terrestrial television (DTT) business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, Telenet recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge is equal to the then estimated net present value of the remaining payments due under the DTT capacity contracts and is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

Our employee severance and termination costs during the nine months ended September 30, 2014 relate to certain reorganization activities, primarily in the U.K., Germany and the European Operations Division’s central operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(13)    Earnings or Loss per Ordinary Share

Basic earnings or loss per share attributable to Liberty Global shareholders is computed by dividing net earnings or loss attributable to Liberty Global shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted earnings or loss per share attributable to Liberty Global shareholders presents the dilutive effect, if any, on a per share basis of potential ordinary shares (e.g., options, SARs, PSARs, RSUs and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of the calculations of our basic and diluted earnings per share (EPS) are set forth in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	in millions, except share amounts
Numerator:
Net earnings (loss) attributable to Liberty Global shareholders (basic and diluted EPS computation)	$157.1	$(830.1)	$(171.6)	$(842.7)

Denominator:
Weighted average common shares (basic EPS computation)	779,708,147	796,152,814	784,112,867	632,698,780
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of share units upon vesting (treasury stock method)	10,378,194	—	—	—
Weighted average common shares (diluted EPS computation)	790,086,341	796,152,814	784,112,867	632,698,780

A total of 10.7 million options, SARs, PSARs and RSUs and 2.6 million shares issuable upon conversion of the VM Convertible Notes were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2014 because their effect would have been anti-dilutive.

We reported losses from continuing operations attributable to Liberty Global shareholders for the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013. Therefore, the potentially dilutive effect at September 30, 2014 and 2013 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 42.2 million and 44.8 million, respectively, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 5.5 million and 4.0 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million and 2.6 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders during these periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	in millions
Amounts attributable to Liberty Global shareholders:
Earnings (loss) from continuing operations	$157.1	$(818.5)	$(505.1)	$(828.4)
Earnings (loss) from discontinued operation	—	(11.6)	333.5	(14.3)
Net earnings (loss) attributable to Liberty Global shareholders	$157.1	$(830.1)	$(171.6)	$(842.7)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(14)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment, non-cancelable operating leases and other items. The U.S. dollar equivalents of such commitments as of September 30, 2014 are presented below:

	Payments due during:
	Remainder of 2014
		2015	2016	2017	2018	2019	Thereafter	Total
	in millions

Programming commitments	$245.6	$809.4	$724.0	$570.4	$488.8	$231.1	$—	$3,069.3
Network and connectivity commitments	100.3	334.0	271.8	247.4	129.8	93.0	1,093.6	2,269.9
Purchase commitments	514.6	278.0	94.8	44.4	10.8	4.5	—	947.1
Operating leases	46.2	156.2	128.2	104.7	71.2	54.2	249.7	810.4
Other commitments	133.1	318.9	194.8	142.6	89.3	35.5	35.0	949.2
Total (a)	$1,039.8	$1,896.5	$1,413.6	$1,109.5	$789.9	$418.3	$1,378.3	$8,045.9
_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our September 30, 2014 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the nine months ended September 30, 2014 and 2013, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,586.4 million and $1,097.9 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our mobile virtual network operator (MVNO) agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2014 and 2013, see note 5.

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement.  Belgacom’s efforts to suspend approval of these agreements were unsuccessful.  In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. On November 14, 2013, the European Court of Justice ruled that a majority of the reasons invoked by the PICs not to organize a market consultation were not overriding reasons of public interest to justify abolishing the PICs’ duty to organize such consultation.  The annulment case was subsequently resumed with the Belgian Council of State, which is required to follow the interpretation given by the European Court of Justice with respect to the points of EU law. On January 16, 2014, the Advocate General with the Council of State recommended that the decisions of the board of the PICs not to organize a public market consultation be annulled, and on May 27, 2014, the Belgian Council of State ruled in favor of Belgacom and annulled (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. The Belgian Council of State ruling did not annul the 2008 PICs Agreement itself. Belgacom is now free to start civil proceedings in order to have the 2008 PICs Agreement annulled and claim damages.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to annul the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($25.3 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be annulled, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($96 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. The resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studio. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,192 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim), including a claim that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In December 2013, an additional claim was asserted against OneLink alleging harm to consumers based on the purported conduct of OneLink that formed the basis for the PRTC Claim.  The claimant in the December 2013 action sought to join the PRTC Claim as a representative of the entire class of consumers who are alleged to have suffered harm as a result of the purported OneLink conduct. In February 2014, the court ruled that the December 2013 action could not be joined with the PRTC Claim. The court ruling did not preclude the claimant from pursuing a class action claim in a separate action. In March 2014, the claimant in the December 2013 claim filed a separate class action claim in Puerto Rico (the Class Action Claim) substantially similar to the claims asserted in the December 2013 claim. The former owners of OneLink have partially indemnified us for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

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

In May 2012, the Dutch Senate adopted laws that provide, among other matters, the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise the resale obligation introduced by these new laws. These laws became effective on January 1, 2013, notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. In January 2014, a Dutch civil court, in a proceeding initiated by UPC Netherlands B.V., declared the resale obligation laws non-binding because they infringe EU law. The Dutch Government did not appeal the January 2014 decision, and the Dutch Minister of Economic Affairs has proposed a draft law seeking to withdraw the resale obligation laws. This law may be adopted by the Dutch parliament as early as November 6, 2014.

In addition, on October 24, 2012, the European Commission opened formal infringement proceedings against the Dutch government on the basis that the new laws pertaining to resale breach EU law. The Dutch government responded to the infringement proceedings on June 25, 2013, and the European Commission is reviewing the response. If such response is deemed to be unsatisfactory to the European Commission, it may refer the matter to the European Court of Justice. The infringement proceeding at the European Commission against the Dutch government is still pending. It is unclear how the Dutch civil court ruling and the draft law seeking to withdraw the resale obligation laws will impact the European Commission proceedings. We cannot predict the effect on our results of operations, cash flows or financial position from any implementation of a resale regime.

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

Telenet submitted draft reference offers regarding the obligations described above in February 2012, in response to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the European Commission. Although the European Commission expressed doubts regarding the analog resale offers on August 8, 2013, the European Commission did not object to the decision on the reference offers. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services must be available approximately six months after a third-party operator files a letter of intent and pays an advance payment to each cable operator. On December 27, 2013, wireless operator Mobistar SA (Mobistar) submitted a letter of intent and paid the advance payment on January 10, 2014. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network had become operational and can be applied by Mobistar.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic television (basic analog and digital video package) and minus 30% for the bundle of basic television and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing and sales). On October 4, 2013, the Belgium Regulatory Authorities

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic television (basic analog and digital video package) and to minus 23% for the bundle of basic television and broadband internet services. Even though the European Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgium Regulatory Authorities adopted such “retail-minus” tariffs on December 11, 2013.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On September 4, 2012, the Brussels Court of Appeal rejected Telenet’s request to suspend the July 2011 Decision pending the proceedings on the merits. Due to this rejection and the approval of the reference offers by the Belgium Regulatory Authorities, Telenet was required to begin the process of implementing its reference offers. A final ruling on the merits is expected before the end of 2014. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the qualitative and the quantitative aspects of the reference offers.  Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is not expected before the end of 2014. There can be no certainty that Telenet’s appeals will be successful.

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

FCO Regulatory Issues. Our acquisition of Kabel BW GmbH (KBW) was subject to the approval of the Federal Cartel Office (FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors (collectively, the Appellants), including the incumbent telecommunications operator, each filed an appeal (collectively, the Appeals) against the FCO regarding its decision to approve our acquisition of KBW. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. During the first quarter of 2014, interested third parties commented on our submission. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected. If we are not granted the right to appeal, or if any appeal is unsuccessful and the Düsseldorf Court of Appeal’s ruling to overturn the FCO clearance becomes final and binding, our acquisition of KBW would be remitted to the FCO for a new phase II review. The FCO would have the power to clear the deal subject to additional remedies or, although we do not expect either to be the outcome, to refuse clearance of the transaction or clear the transaction unconditionally.
Under German law, the Appellants may (with the consent of the FCO) withdraw the Appeals prior to the Düsseldorf Court of Appeal’s ruling becoming legally binding, in which case, the FCO’s original clearance decision with respect to our acquisition of KBW from December 2011 would remain in effect without any additional remedies. We, together with our German subsidiaries, have engaged in confidential discussions with the Appellants, which could lead to a settlement and withdrawal of the Appeals. Any such settlement and withdrawal is uncertain and would be subject to a number of conditions, including reaching mutually agreeable terms with each of the Appellants, approvals of the respective supervisory boards or boards of directors of the parties and ultimately the consent of the FCO. The terms and timing of any such settlement are not reasonably estimable at this time, and we cannot provide any assurances as to whether a settlement will be reached, or, if a settlement is reached, whether the FCO will consent to the withdrawal of the Appeals.
If we cannot agree on the terms of any such settlement, the proceedings before the Federal Court of Justice will continue. We do not expect that the continued proceedings relating to these appeals will have any impact on the integration and development of our operations in Germany or the day-to-day running of our business. We cannot predict the final outcome of this appeal process, however, any new decision by the FCO with respect to our acquisition of KBW as a result of the Düsseldorf Court of Appeal’s ruling, including any decision that increases the existing conditions we are subject to in connection with the FCO’s initial approval of our acquisition of KBW or imposes additional conditions, could have a material adverse impact on our results of operations, cash flows or financial position.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

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

Virgin Media VAT Matter. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £39.3 million ($63.7 million) as of September 30, 2014. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K tax authorities’ challenge and the court’s decision is expected at some point prior to March 31, 2015.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. In this regard, during September 2014, VTR received a tariff proposal from the Chilean regulatory authority that would have retroactive effect to June 2012.  The tariff proposal represents a significant reduction in the fixed-line interconnection rates currently charged by VTR. VTR is in the process of formulating its objections and comments to the tariff proposal and is currently unable to reasonably predict the outcome of the tariff-setting process. VTR has continued to recognize fixed-line interconnect revenue at the currently enacted rates.  Final resolution of the tariff-setting process in Chile is expected to occur during the first half of 2015.  If the September 2014 tariff proposal were ultimately to be upheld, including retroactive application to June 2012, VTR would be required to issue credit notes of approximately CLP 6.7 billion ($11.2 million) for revenue previously recognized through September 30, 2014.

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
September 30, 2014
(unaudited)

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

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. At September 30, 2014, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” Our Other Western Europe segment includes our broadband communications operating segments in Austria and Ireland. Our Central and Eastern Europe segment includes our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) the UPC DTH operating segment, (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iii) intersegment eliminations within the European Operations Division. In Chile, we provide (i) video, broadband internet and fixed-line telephony services through VTR GlobalCom and (ii) mobile services through VTR Wireless. Our corporate and other category includes (a) less significant consolidated operating segments that provide (1) broadband communications services in Puerto Rico and (2) programming and other services and (b) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$1,747.0	$1,587.4	$5,249.5	$1,988.7
Germany (Unitymedia KabelBW)	671.7	641.3	2,056.4	1,884.1
Belgium (Telenet)	575.7	545.6	1,732.3	1,616.2
The Netherlands	301.6	305.4	936.0	923.4
Switzerland	353.2	332.1	1,071.3	982.0
Other Western Europe	223.8	223.5	687.9	665.7
Total Western Europe	3,873.0	3,635.3	11,733.4	8,060.1
Central and Eastern Europe	279.8	279.1	859.7	848.4
Central and other	34.7	33.4	101.2	96.7
Total European Operations Division	4,187.5	3,947.8	12,694.3	9,005.2
Chile (VTR)	223.7	244.8	678.8	747.9
Corporate and other	95.3	93.4	282.6	280.9
Intersegment eliminations (b)	(9.3)	(9.5)	(22.6)	(27.8)
Total	$4,497.2	$4,276.5	$13,633.1	$10,006.2
______________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through September 30, 2013.

(b)	Amounts are primarily related to transactions between our European Operations Division and our continuing programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

	Operating cash flow
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$755.9	$663.0	$2,264.8	$838.3
Germany (Unitymedia KabelBW)	417.5	391.2	1,277.5	1,120.6
Belgium (Telenet)	287.9	275.4	877.9	792.1
The Netherlands	175.1	176.3	543.5	532.2
Switzerland	213.3	200.8	639.3	572.2
Other Western Europe	115.4	113.8	343.4	324.2
Total Western Europe	1,965.1	1,820.5	5,946.4	4,179.6
Central and Eastern Europe	135.0	131.9	418.9	407.6
Central and other	(63.0)	(44.5)	(184.3)	(144.5)
Total European Operations Division	2,037.1	1,907.9	6,181.0	4,442.7
Chile (VTR)	86.6	84.5	255.1	256.5
Corporate and other	(13.1)	(15.2)	(57.1)	(44.6)
Intersegment eliminations (b)	—	11.4	4.0	34.1
Total	$2,110.6	$1,988.6	$6,383.0	$4,688.7
______________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through September 30, 2013.

(b)
Amounts are related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

The following table provides a reconciliation of total segment operating cash flow from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions

Total segment operating cash flow from continuing operations	$2,110.6	$1,988.6	$6,383.0	$4,688.7
Share-based compensation expense	(73.1)	(98.2)	(182.6)	(217.9)
Depreciation and amortization	(1,313.5)	(1,381.3)	(4,084.0)	(2,921.7)
Release of litigation provision	—	146.0	—	146.0
Impairment, restructuring and other operating items, net	(20.3)	(133.9)	(161.5)	(200.6)
Operating income	703.7	521.2	1,954.9	1,494.5
Interest expense	(617.3)	(630.0)	(1,912.6)	(1,643.9)
Interest and dividend income	13.2	62.0	29.2	110.7
Realized and unrealized gains (losses) on derivative instruments, net	527.9	(875.4)	(177.3)	(683.3)
Foreign currency transaction gains (losses), net	(375.8)	258.0	(433.0)	213.0
Realized and unrealized gains due to changes in fair values of certain investments, net	92.2	80.8	189.4	345.4
Losses on debt modification and extinguishment, net	(9.6)	(0.7)	(83.5)	(170.7)
Other expense, net	(13.0)	(3.5)	(17.4)	(6.7)
Earnings (loss) from continuing operations before income taxes	$321.3	$(587.6)	$(450.3)	$(341.0)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
Subscription revenue (a):
Video	$1,600.6	$1,599.6	$4,903.3	$4,087.1
Broadband internet	1,172.0	1,023.7	3,502.1	2,448.2
Fixed-line telephony	795.1	768.5	2,447.9	1,696.6
Cable subscription revenue	3,567.7	3,391.8	10,853.3	8,231.9
Mobile subscription revenue (b)	281.6	244.7	812.0	417.2
Total subscription revenue	3,849.3	3,636.5	11,665.3	8,649.1
B2B revenue (c)	379.8	343.7	1,129.8	629.9
Other revenue (b) (d)	268.1	296.3	838.0	727.2
Total revenue	$4,497.2	$4,276.5	$13,633.1	$10,006.2
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $60.4 million and $56.3 million during the three months ended September 30, 2014 and 2013, respectively, and $184.2 million and $113.0 million during the nine months ended September 30, 2014 and 2013, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $50.3 million and $37.9 million during the three months ended September 30, 2014 and 2013, respectively, and $146.5 million and $106.0 million during the nine months ended September 30, 2014 and 2013, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, carriage fee and installation revenue.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K. (a)	$1,747.0	$1,587.4	$5,249.5	$1,988.7
Germany	671.7	641.3	2,056.4	1,884.1
Belgium	575.7	545.6	1,732.3	1,616.2
Switzerland	353.2	332.1	1,071.3	982.0
The Netherlands	301.6	305.4	936.0	923.4
Poland	116.9	110.9	358.6	340.6
Ireland	116.4	115.2	358.1	341.9
Austria	107.4	108.3	329.8	323.8
Hungary	62.2	63.7	191.6	190.9
The Czech Republic	47.4	54.0	149.4	166.1
Romania	37.7	34.7	111.9	103.6
Slovakia	15.6	15.8	48.2	47.2
Other (b)	34.7	33.4	101.2	96.7
Total European Operations Division	4,187.5	3,947.8	12,694.3	9,005.2
Chile	223.7	244.8	678.8	747.9
Puerto Rico	76.3	74.7	227.6	221.9
Other, including intersegment eliminations	9.7	9.2	32.4	31.2
Total	$4,497.2	$4,276.5	$13,633.1	$10,006.2
_______________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through September 30, 2013.

(b)	Primarily represents revenue of UPC DTH from customers located in the Czech Republic, Hungary, Romania and Slovakia.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

(16)    Subsequent Events

Virgin Media Refinancing Transactions

On October 7, 2014, Virgin Media Finance PLC (Virgin Media Finance), a wholly-owned subsidiary of Virgin Media, issued (i) £300.0 million ($486.6 million) principal amount of 6.375% senior notes due October 15, 2024 (the 2024 VM Sterling Senior Notes) and (ii) $500.0 million principal amount of 6.0% senior notes due October 15, 2024 (the 2024 VM Dollar Senior Notes and, together with the 2024 VM Sterling Senior Notes, the 2024 VM Senior Notes). On October 24, 2014, the net proceeds from the 2024 VM Senior Notes were used to fully redeem (i) the $507.1 million principal amount of 8.375% senior notes due 2019 and (ii) the £253.5 million ($411.2 million) principal amount of 8.875% senior notes due 2019, including the related redemption premium.
The 2024 VM Senior Notes are unsecured senior obligations of Virgin Media Finance that rank equally with all of the existing and future senior debt of Virgin Media Finance and are senior to all existing and future subordinated debt of Virgin Media Finance. The 2024 VM Senior Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media, and on a senior subordinated basis by VMIH and Virgin Media Investments Limited.

The 2024 VM Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Net Leverage Ratio test, as defined in the applicable indenture. In addition, the 2024 VM Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £75.0 million ($121.7 million) or more in the aggregate of Virgin Media Finance or any of the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the 2024 VM Senior Notes.

Subject to the circumstances described below, the 2024 VM Senior Notes are non-callable until October 15, 2019. At any time prior to October 15, 2019, Virgin Media Finance may redeem some or all of the 2024 VM Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Virgin Media Finance may redeem some or all of the 2024 VM Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the applicable indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on October 15 of the years set forth below:

	Redemption price
Year	2024 VM Sterling Senior Notes	2024 VM Dollar Senior Notes

2019	103.188%	103.000%
2020	102.125%	102.000%
2021	101.063%	101.000%
2022 and thereafter	100.000%	100.000%
If Virgin Media Finance or the Restricted Subsidiaries (as defined in the applicable indenture) sell certain assets or if Virgin Media Communications or certain of its subsidiaries experience specific changes in control, Virgin Media Finance must offer to repurchase the 2024 VM Senior Notes at a redemption price of 101%.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2014
(unaudited)

Unitymedia KabelBW Refinancing Transactions

On October 22, 2014, Unitymedia KabelBW issued $900.0 million principal amount of 6.125% senior notes due January 2025 (the 2025 UM Senior Notes). On November 7, 2014, the net proceeds from the 2025 UM Senior Notes will be used to fully redeem Unitymedia KabelBW’s €665.0 million ($839.9 million) principal amount of 9.625% senior notes due December 1, 2019, including the related redemption premium.

The 2025 UM Senior Notes are senior obligations of Unitymedia KabelBW that rank equally with all of the existing and future senior debt of Unitymedia KabelBW and are senior to all existing and future subordinated debt of Unitymedia KabelBW. The 2025 UM Senior Notes are guaranteed on a senior subordinated basis by various subsidiaries of Unitymedia KabelBW and will be secured by a first-ranking pledge over the shares of Unitymedia KabelBW and certain other share and/or asset securities of certain of its subsidiaries on or prior to January 25, 2015.

The 2025 UM Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a Consolidated Net Leverage Ratio test, as defined in the indenture. In addition, the 2025 UM Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €75.0 million ($94.7 million) or more in the aggregate of Unitymedia KabelBW or the Restricted Subsidiaries (as defined in the applicable indenture) is an event of default under the 2025 UM Senior Notes.

Subject to the circumstances described below, the 2025 UM Senior Notes are non-callable until January 15, 2020. At any time prior to January 15, 2020 Unitymedia KabelBW may redeem some or all of the 2025 UM Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

Unitymedia KabelBW may redeem some or all of the 2025 UM Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and Additional Amounts (as defined in the indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on January 15 of the years set forth below:

Year	Redemption price

2020	103.063%
2021	102.042%
2022	101.021%
2023 and thereafter	100.000%

If Unitymedia KabelBW or certain of its subsidiaries sell certain assets or experience specific changes in control, Unitymedia KabelBW must offer to repurchase the 2025 UM Senior Notes at a redemption price of 101%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2013 Annual Report on Form 10-K/A, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2014 and 2013.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2014.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated revenue decreases or cost increases, liquidity, credit risks, foreign currency risks and target leverage levels. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2013 Annual Report on Form 10-K/A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we operate;

•	the competitive environment in the countries in which we operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the present and any future conditions imposed in connection with the acquisition of KBW on our operations in Germany and the acquisition of Ziggo on our operations in the Netherlands;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have or may acquire and the acquisition of Ziggo;

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services with consolidated operations at September 30, 2014 in 14 countries. Through Virgin Media, Unitymedia KabelBW and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K., Germany and Belgium, respectively. Through UPC Holding, we provide (i) video, broadband internet and fixed-line telephony services in nine European countries and (ii) mobile services in four European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide (i) video, broadband internet and fixed-line telephony services through VTR GlobalCom and (ii) mobile services through VTR Wireless. The operations of VTR GlobalCom and VTR Wireless are collectively referred to herein as “VTR.” Our consolidated operations also include the broadband communications operations of Liberty Puerto Rico.

We have completed a number of transactions that impact the comparability of our 2014 and 2013 results of operations. The most significant of these was the Virgin Media Acquisition on June 7, 2013. We also completed a number of less significant acquisitions in Europe during 2013 and the first nine months of 2014.

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

For further information regarding our acquisitions and our discontinued operation, see note 3 to our condensed consolidated financial statements.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At September 30, 2014, we owned and operated networks that passed 47,549,300 homes and served 49,249,100 revenue generating units (RGUs), consisting of 21,610,800 video subscribers, 15,064,000 broadband internet subscribers and 12,574,300 fixed-line telephony subscribers. In addition, at September 30, 2014, we served 4,351,100 mobile subscribers.

Including the effects of acquisitions, we added a total of 344,200 and 968,900 RGUs during the three and nine months ended September 30, 2014, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 344,200 and 928,100 RGUs on an organic basis during the three and nine months ended September 30, 2014, respectively, as compared to 313,800 and 877,900 RGUs added on an organic basis during the three and nine months ended September 30, 2013, respectively. The organic RGU growth during the three and nine months ended September 30, 2014 is primarily attributable to the net effect of (i) increases of 239,100 and 663,500 broadband internet services RGUs, respectively, (ii) decreases of 175,900 and 499,400 analog cable RGUs, respectively, (iii) increases of 150,900 and 452,800 fixed-line telephony services RGUs, respectively, and (iv) increases of 128,000 and 347,400 digital cable services RGUs, respectively.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node (referred to herein as FTTx) and advanced digital subscriber line (DSL) technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in overall revenue in the Netherlands during the third quarter of 2014, as compared to the third quarter of 2013 and the second quarter of 2014;

(ii)	an organic decline in overall revenue in Switzerland during the third quarter of 2014, as compared to the second quarter of 2014;

(iii)
organic declines during the third quarter of 2014 in (a) video RGUs in the majority of our markets, as net declines in our analog cable RGUs generally exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets, (b) total RGUs in the Netherlands and (c) fixed-line telephony RGUs in Chile; and

(iv)	organic declines in overall ARPU in the Netherlands and many of our other markets during the third quarter of 2014, as compared to the third quarter of 2013.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2014 and 2013 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity. Normally, any such impacts would not be significant, however, due to the size of the Virgin Media Acquisition, our consolidated organic growth rates for the nine months ended September 30, 2014, as compared to the corresponding period in 2013, are significantly different from the growth rates we would have reported if we had excluded Virgin Media’s organic growth from these organic growth rate calculations. Accordingly, to provide an additional perspective on (i) the growth of the components of our consolidated revenue and (ii) changes in our operating expenses, SG&A expenses and operating cash flow, we present (a) organic revenue growth rates that exclude Virgin Media’s organic growth in a note to our consolidated product revenue table included under Discussion and Analysis of our Consolidated Operations and (b) the organic changes of our consolidated operating expenses, SG&A expenses and operating cash flow excluding the impact of Virgin Media in a note to the respective tables that are included in Discussion and Analysis of our Reportable Segments.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) during the three months ended September 30, 2014 was to the euro and British pound sterling as 40.8% and 38.8% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding share-based compensation expense, as further discussed in note 15 to our condensed consolidated financial statements) as well as an analysis of operating cash flow by reportable segment for the three and nine months ended September 30, 2014 and 2013. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. We also provide a table showing the operating cash flow margins of our reportable segments for the three and nine months ended September 30, 2014 and 2013 at the end of this section.

The revenue of our reportable segments includes revenue earned from (i) subscribers for broadband communications and mobile services and (ii) revenue earned from B2B services, interconnect fees, installation fees, channel carriage fees, late fees and advertising revenue.  Consistent with the presentation of our revenue categories in note 15 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

Most of our revenue is derived from jurisdictions that administer value-added or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, VAT rates have increased in certain of the countries in which we operate over the past few years. In addition, the VAT applicable to certain components of Virgin Media's operations and the operations of UPC DTH in Hungary, the Czech Republic and Slovakia are scheduled to increase effective January 1, 2015. As compared to 2014 levels, these proposed increases are expected to result in increases in annual VAT payments ranging from approximately £30 million ($49 million) to £35 million ($57 million) for Virgin Media and approximately €12 million ($15 million) to €14 million ($18 million) for UPC DTH.

We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our networks or networks that we access through MVNO or other arrangements. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight in many of our markets. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes, we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our operating cash flow would be dependent on the call or text messaging patterns that are subject to the changed termination rates. For information regarding an ongoing tariff-setting process in Chile that may impact the revenue of VTR, see note 14 to our condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$1,747.0	$1,587.4	$159.6	10.1	2.3
Germany (Unitymedia KabelBW)	671.7	641.3	30.4	4.7	4.8
Belgium (Telenet)	575.7	545.6	30.1	5.5	5.5
The Netherlands	301.6	305.4	(3.8)	(1.2)	(1.2)
Switzerland	353.2	332.1	21.1	6.4	4.3
Other Western Europe	223.8	223.5	0.3	0.1	(0.1)
Total Western Europe	3,873.0	3,635.3	237.7	6.5	2.9
Central and Eastern Europe	279.8	279.1	0.7	0.3	1.7
Central and other	34.7	33.4	1.3	3.9	(7.4)
Total European Operations Division	4,187.5	3,947.8	239.7	6.1	2.8
Chile (VTR)	223.7	244.8	(21.1)	(8.6)	4.2
Corporate and other	95.3	93.4	1.9	2.0	1.9
Intersegment eliminations	(9.3)	(9.5)	0.2	N.M.	N.M.
Total	$4,497.2	$4,276.5	$220.7	5.2	2.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$5,249.5	$1,988.7	$3,260.8	164.0	5.8
Germany (Unitymedia KabelBW)	2,056.4	1,884.1	172.3	9.1	6.1
Belgium (Telenet)	1,732.3	1,616.2	116.1	7.2	4.2
The Netherlands	936.0	923.4	12.6	1.4	(1.5)
Switzerland	1,071.3	982.0	89.3	9.1	4.7
Other Western Europe	687.9	665.7	22.2	3.3	0.1
Total Western Europe	11,733.4	8,060.1	3,673.3	45.6	4.1
Central and Eastern Europe	859.7	848.4	11.3	1.3	0.4
Central and other	101.2	96.7	4.5	4.7	(1.9)
Total European Operations Division	12,694.3	9,005.2	3,689.1	41.0	3.7
Chile (VTR)	678.8	747.9	(69.1)	(9.2)	4.4
Corporate and other	282.6	280.9	1.7	0.6	—
Intersegment eliminations	(22.6)	(27.8)	5.2	N.M.	N.M.
Total (b)	$13,633.1	$10,006.2	$3,626.9	36.2	3.7

_______________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through September 30, 2013.

(b)
As further described under Material Changes in Results of Operations above, our organic revenue growth rate for the nine months ended September 30, 2014 is impacted by the organic growth of Virgin Media. Excluding the impact of Virgin Media, the organic increase in our revenue would have been 3.2% during the nine months ended September 30, 2014, as compared to the corresponding period in 2013. For additional information, see Discussion and Analysis of our Consolidated Results - Revenue.

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

U.K. (Virgin Media). The increase in Virgin Media’s revenue during the three months ended September 30, 2014, as compared to the corresponding period in 2013, includes (i) an organic increase of $36.0 million or 2.3%, (ii) the impact of FX of $122.4 million and (iii) the impact of an acquisition. The organic increase in Virgin Media’s revenue is attributable to the net effect of (i) an increase in cable subscription revenue of $30.7 million or 2.8%, (ii) a decrease in other non-subscription revenue of $24.6 million or 26.3%, (iii) an increase in mobile subscription revenue of $16.6 million or 9.6% and (iv) an increase in B2B revenue of $13.3 million or 5.9%.

The increase in Virgin Media’s revenue during the nine months ended September 30, 2014, as compared to the corresponding period in 2013, is primarily attributable to the June 7, 2013 Virgin Media Acquisition. During the nine months ended September 30, 2014, Virgin Media generated revenue of $5,249.5 million, representing a pro forma organic increase of $99.5 million or 2.1% compared to the revenue reported by Virgin Media during the corresponding 2013 period. This proforma organic increase in Virgin Media’s revenue, which represents the increase that remains after eliminating the impacts of (i) a decrease of $21.1 million associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts, (ii) an acquisition and (iii) FX, is attributable to the net effect of (a) an increase in cable subscription revenue of $97.7 million or 3.0%, (b) a decrease in other non-subscription revenue of $66.2 million or 23.2%, (c) an increase in mobile subscription revenue of $44.9 million or 8.9% and (d) an increase in B2B revenue of $23.1 million or 3.4%.

The organic increase during the three-month period and the pro forma organic increase during the nine-month period in Virgin Media’s cable subscription revenue are primarily due to increases in ARPU and, to a lesser extent, the average numbers of RGUs, as increases in the average numbers of broadband internet RGUs were only partially offset by declines in the average numbers of digital cable and fixed-line telephony RGUs. The increases in ARPU are primarily due to net increases resulting from the following factors: (i) higher ARPU due to (a) February 2014 and, for the nine-month period, February 2013 price increases for broadband internet, digital cable and fixed-line telephony services and (b) an October 2013 price increase for certain broadband internet services, (ii) lower ARPU due to the impact of higher discounts, (iii) lower ARPU due to lower fixed-line telephony call volumes, (iv) higher ARPU due to increased penetration of our advanced or “TiVo” set-top boxes, (v) lower ARPU due to a change in legislation with respect to the charging of VAT, as discussed below, and (vi) higher ARPU due to the net effect of (1) increases in the proportions of subscribers receiving higher-priced tiers of broadband internet services in our bundles and (2) increases in the proportions of subscribers receiving lower-priced tiers of digital cable services in our bundles.

The organic increase during the three-month period and pro forma organic increase during the nine-month period in Virgin Media’s mobile subscription revenue are primarily due to the net effect of (i) increases in the numbers of customers taking postpaid mobile services, (ii) declines in the numbers of prepaid mobile customers, (iii) a July 2013 price increase, (iv) reductions in chargeable usage as subscribers moved to higher-limit and unlimited usage bundles and (v) decreases due to higher proportions of our postpaid customers taking lower-priced subscriber identification module or “SIM”-only contracts. In addition, the growth in mobile subscription revenue during the nine-month period was partially offset by the impact of certain nonrecurring net adjustments of $6.0 million and $1.8 million during the first and second quarters of 2013, respectively.

The organic increase during the three-month period and pro forma organic increase during the nine-month period in Virgin Media’s B2B revenue are primarily due to the net effect of (i) increases in B2B data revenue primarily attributable to (a) increased volumes and (b) increases of $6.5 million and $16.9 million, respectively, in the amortization of deferred upfront fees on B2B contracts and (ii) declines in B2B voice revenue primarily attributable to (1) lower termination rates and (2) declines in usage. In addition, the growth in B2B revenue also benefitted from the positive impact of certain nonrecurring net adjustments of $4.8 million during the third quarter of 2013.

The organic decrease during the three-month period and pro forma organic decrease during the nine-month period in Virgin Media’s other non-subscription revenue are primarily attributable to (i) decreases in interconnect revenue, primarily due to reductions in (a) fixed-line termination rates in February 2014 and (b) for the nine-month period, mobile termination rates in April 2013, (ii) decreases of $7.3 million and $22.0 million, respectively, in Virgin Media’s non-cable subscriber base, (iii) decreases in installation revenue and (iv) decreases in mobile handset sales.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers.  The changes, which took effect on May 1, 2014, impacted Virgin Media and some of its competitors.  Virgin Media currently believes that this legislative change will result in a reduction in revenue and operating income of approximately £28 million ($45 million) to £30 million ($49 million) from the effective date of May 1, 2014 through the end of 2014.  As a result of this legislation, Virgin Media’s revenue was £7.3 million ($11.8 million) and £10.8 million ($17.5 million) lower during the second and third quarters of 2014, respectively, as compared to the corresponding prior year periods.

Germany (Unitymedia KabelBW). The increases in Unitymedia KabelBW’s revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $30.7 million or 4.8% and $114.5 million or 6.1%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$25.6	$—	$25.6	$78.9	$—	$78.9
ARPU (d)	7.0	—	7.0	23.2	—	23.2
Total increase in cable subscription revenue	32.6	—	32.6	102.1	—	102.1
Increase in mobile subscription revenue (e)	0.4	—	0.4	3.1	—	3.1
Total increase in subscription revenue	33.0	—	33.0	105.2	—	105.2
Increase in B2B revenue	—	0.5	0.5	—	0.1	0.1
Increase (decrease) in other non-subscription revenue (f)	—	(2.8)	(2.8)	—	9.2	9.2
Total organic increase (decrease)	33.0	(2.3)	30.7	105.2	9.3	114.5
Impact of FX	—	(0.3)	(0.3)	52.1	5.7	57.8
Total	$33.0	$(2.6)	$30.4	$157.3	$15.0	$172.3
_______________

(a)
Unitymedia KabelBW’s subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to nearly two-thirds of Unitymedia KabelBW’s video subscribers. Unitymedia KabelBW’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of September 30, 2014, bulk agreements covering approximately 35% of the video subscribers that Unitymedia KabelBW serves through these agreements expire by the end of 2015 or are terminable on 30-days notice. During the three months ended September 30, 2014, Unitymedia

KabelBW’s 20 largest bulk agreement accounts generated approximately 7% of its total revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and fixed-line telephony services). No assurance can be given that Unitymedia KabelBW’s bulk agreements will be renewed or extended on financially equivalent terms or at all, particularly in light of the commitments we made to the FCO in connection with the December 15, 2011 acquisition of KBW. In this regard, we have, among other items, agreed to grant a special termination right with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements). The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. At September 30, 2014, approximately 11% of the dwelling units covered by the Remedy HA Agreements remain subject to special termination rights. These dwelling units (which include agreements that are not among the 20 largest bulk agreements) as of September 30, 2014 accounted for less than 1% of Unitymedia KabelBW’s total revenue during the three months ended September 30, 2014. During the third quarter of 2013, the Düsseldorf Court of Appeal decided to overturn the FCO’s decision to clear our acquisition of KBW. For additional information, see note 14 to our condensed consolidated financial statements.

(b)
Unitymedia KabelBW’s other non-subscription revenue includes fees received for the carriage of certain channels included in Unitymedia KabelBW’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2014 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Unitymedia KabelBW’s total revenue during the three months ended September 30, 2014.  No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In 2012, public broadcasters sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. Although we have rejected these termination notices, beginning in 2013, we ceased recognizing revenue related to these carriage fee arrangements. Also, our ability to increase the aggregate carriage fees that Unitymedia KabelBW receives for each channel is limited through 2016 by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increases in Unitymedia KabelBW’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(d)
The increases in Unitymedia KabelBW’s cable subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix and (ii) net increases resulting primarily from the following factors: (a) higher ARPU from broadband internet and digital cable services, (b) lower ARPU from fixed-line telephony services due to the net effect of (1) decreases in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (2) increases in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (c) lower ARPU from analog cable services primarily due to lower negotiated rates for certain bulk agreements and higher proportions of customers receiving discounted analog cable services through these agreements.

(e)
The increases in Unitymedia KabelBW’s mobile subscription revenue are primarily due to the net effect of (i) increases in the average numbers of mobile subscribers and (ii) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of mobile services.

(f)
The changes in Unitymedia KabelBW’s other non-subscription revenue are primarily attributable to the net effect of (i) decreases in interconnect revenue of $4.0 million and $12.6 million, respectively, primarily attributable to lower fixed-line termination rates, (ii) increases in carriage fee revenue of $0.4 million and $6.5 million, respectively, and (iii) increases in installation revenue of $1.3 million and $3.4 million, respectively. The increase during the nine-month period also includes an $11.4 million increase in network usage revenue related to the settlement of prior year amounts during the first quarter of 2014.

Belgium (Telenet). The increases in Telenet’s revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $29.9 million or 5.5% and $67.7 million or 4.2%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$14.0	$—	$14.0	$40.8	$—	$40.8
ARPU (b)	5.9	—	5.9	15.2	—	15.2
Total increase in cable subscription revenue	19.9	—	19.9	56.0	—	56.0
Increase in mobile subscription revenue (c)	3.7	—	3.7	7.1	—	7.1
Total increase in subscription revenue	23.6	—	23.6	63.1	—	63.1
Increase in B2B revenue (d)	—	1.3	1.3	—	5.3	5.3
Increase (decrease) in other non-subscription revenue (e)	—	5.0	5.0	—	(0.7)	(0.7)
Total organic increase	23.6	6.3	29.9	63.1	4.6	67.7
Impact of FX	(0.3)	0.5	0.2	41.1	7.3	48.4
Total	$23.3	$6.8	$30.1	$104.2	$11.9	$116.1
_______________

(a)
The increases in Telenet’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, digital cable and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in Telenet’s cable subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix and (ii) net increases resulting primarily from the following factors: (a) higher ARPU due to (1) increases in the proportions of subscribers receiving higher-priced tiers of services due to migrations to our current bundle offerings and (2) February 2014 price increases for certain existing analog and digital cable, broadband internet and fixed-line telephony services, (b) lower ARPU due to the impacts of higher bundling and promotional discounts, (c) lower ARPU from fixed-line telephony services due to (I) lower fixed-line telephony call volumes for customers on usage-based plans and (II) higher proportions of customers migrating to fixed-rate calling plans and (d) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet services in our bundles.

(c)
The increases in Telenet’s mobile subscription revenue are due primarily to the net effect of (i) increases in the average numbers of mobile subscribers and (ii) lower ARPU due to (a) the impact of increases in the proportion of subscribers receiving lower-priced tiers of mobile services and (b) reductions during the nine-month period in billable usage.

(d)	The increases in Telenet’s B2B revenue are due to (i) higher wholesale revenue from mobile services and (ii) net increases resulting from individually insignificant changes in other B2B categories.

(e)
The changes in Telenet’s other non-subscription revenue are primarily due to the net effect of (i) decreases in mobile handset sales of $2.5 million and $14.7 million, respectively, (ii) increases in interconnect revenue of $2.8 million and $9.5 million, respectively, primarily due to the net effect of (a) growth in mobile customers and (b) lower data usage, and (iii) increases in set-top box sales of $4.4 million and $7.0 million, respectively, primarily due to a digital cable migration completed during the third quarter of 2014. The decreases in Telenet’s mobile handset sales, which typically generate relatively low margins, are primarily due to decreases in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 14 to our condensed consolidated financial statements.

The Netherlands. The increase (decrease) in the Netherlands’ revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) organic decreases of $3.7 million or 1.2% and $13.8 million or 1.5%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$1.2	$—	$1.2	$2.0	$—	$2.0
ARPU (b)	(2.5)	—	(2.5)	(9.4)	—	(9.4)
Total decrease in cable subscription revenue	(1.3)	—	(1.3)	(7.4)	—	(7.4)
Decrease in B2B revenue	—	(0.7)	(0.7)	—	(2.0)	(2.0)
Decrease in other non-subscription revenue (c)	—	(1.7)	(1.7)	—	(4.4)	(4.4)
Total organic decrease	(1.3)	(2.4)	(3.7)	(7.4)	(6.4)	(13.8)
Impact of FX	(0.5)	0.4	(0.1)	23.7	2.7	26.4
Total	$(1.8)	$(2.0)	$(3.8)	$16.3	$(3.7)	$12.6
_______________

(a)
The increases in the Netherlands’ cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were mostly offset by declines in the average numbers of analog cable RGUs.

(b)
The decreases in the Netherlands’ cable subscription revenue related to changes in ARPU are due to the net effect of (i) net decreases resulting primarily from the following factors: (a) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet and fixed-telephony services in our bundles, (b) higher ARPU due to the impacts of lower bundling discounts, (c) higher ARPU from digital cable services and (d) lower ARPU due to decreases in fixed-line telephony call volumes and (ii) improvements in RGU mix.

(c)	The decreases in the Netherlands’ other non-subscription revenue are primarily due to decreases in installation revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in the Netherlands, see note 14 to our condensed consolidated financial statements.

Switzerland. The increases in Switzerland’s revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $14.4 million or 4.3% and $46.5 million or 4.7%, respectively, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$6.5	$—	$6.5	$21.7	$—	$21.7
ARPU (b)	3.5	—	3.5	18.8	—	18.8
Total increase in cable subscription revenue	10.0	—	10.0	40.5	—	40.5
Increase in B2B revenue (c)	—	2.3	2.3	—	6.2	6.2
Increase (decrease) in other non-subscription revenue (d)	—	2.1	2.1	—	(0.2)	(0.2)
Total organic increase	10.0	4.4	14.4	40.5	6.0	46.5
Impact of acquisitions	0.7	(0.4)	0.3	3.3	(1.7)	1.6
Impact of FX	5.7	0.7	6.4	35.7	5.5	41.2
Total	$16.4	$4.7	$21.1	$79.5	$9.8	$89.3
_______________

(a)
The increases in Switzerland’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, digital cable and fixed-line telephony RGUs that were largely offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in Switzerland’s cable subscription revenue related to changes in ARPU are due to (i) improvements in RGU mix and (ii) a negative impact during the three-month period and a positive impact during the nine-month period from the net effect of: (a) higher ARPU due to the inclusion of higher-priced tiers of fixed-line telephony, broadband internet and video services in our bundles, including the impacts of price increases in April 2014 and January 2014, (b) lower ARPU due to decreases in fixed-line telephony call volumes, (c) lower ARPU due to the impacts of bundling discounts and (d) higher ARPU from incremental digital cable services.

(c)	The increases in Switzerland’s B2B revenue are due primarily to increased volumes in voice, data and broadband internet services.

(d)
The changes in Switzerland’s other non-subscription revenue are due to (i) a decrease during the nine-month period in installation revenue and (ii) net increases from individually insignificant changes in other non-subscription revenue categories.

Other Western Europe. The increases in Other Western Europe’s revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) an organic increase (decrease) of ($0.3 million) or (0.1%) and $1.0 million or 0.1%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$9.3	$—	$9.3	$28.6	$—	$28.6
ARPU (b)	(6.6)	—	(6.6)	(15.2)	—	(15.2)
Total increase in cable subscription revenue	2.7	—	2.7	13.4	—	13.4
Decrease in B2B revenue (c)	—	—	—	—	(4.1)	(4.1)
Decrease in other non-subscription revenue (d)	—	(3.0)	(3.0)	—	(8.3)	(8.3)
Total organic increase (decrease)	2.7	(3.0)	(0.3)	13.4	(12.4)	1.0
Impact of an acquisition	0.5	—	0.5	1.6	—	1.6
Impact of FX	0.6	(0.5)	0.1	17.0	2.6	19.6
Total	$3.8	$(3.5)	$0.3	$32.0	$(9.8)	$22.2
_______________

(a)
The increases in Other Western Europe’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, broadband internet and, to a lesser extent, digital cable RGUs in each of Ireland and Austria that were only partially offset by declines in the average numbers of analog cable RGUs in each of Austria and Ireland and multi-channel multi-point (microwave) distribution system video RGUs in Ireland.

(b)
The decreases in Other Western Europe’s cable subscription revenue related to changes in ARPU are attributable to decreases in ARPU in each of Ireland and Austria. Other Western Europe’s overall ARPU was impacted by adverse changes in RGU mix in each of Ireland and Austria. In addition to the adverse impact of RGU mix, Ireland's ARPU was negatively impacted by the net effect of: (i) higher ARPU due to the inclusion of higher-priced tiers of broadband internet, video and fixed-line telephony services in our bundles, including the impact of a price increase in March 2014, (ii) lower ARPU due to the impacts of bundling discounts and (iii) lower ARPU due to decreases in fixed-line telephony call volumes. In addition to the adverse impact of RGU mix, Austria’s ARPU was negatively impacted by the net effect of (a) a January 2014 price increase for video services, (b) lower ARPU due to the impacts of bundling discounts and (c) lower ARPU due to decreases in fixed-line telephony call volumes.

(c)
The decrease in Other Western Europe’s B2B revenue during the nine-month period is due primarily to lower revenue from (i) voice services in each of Austria and Ireland and (ii) internet services in Austria.

(d)
The decreases in Other Western Europe’s other non-subscription revenue are due primarily to (i) decreases in installation revenue in Ireland and (ii) decreases in revenue from Austria’s non-cable subscriber base.

Central and Eastern Europe. The increases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $4.6 million or 1.7% and $3.4 million or 0.4%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$7.5	$—	$7.5	$18.8	$—	$18.8
ARPU (b)	(1.7)	—	(1.7)	(12.8)	—	(12.8)
Total increase in cable subscription revenue	5.8	—	5.8	6.0	—	6.0
Increase in B2B revenue	—	1.1	1.1	—	3.4	3.4
Decrease in other non-subscription revenue (c)	—	(2.3)	(2.3)	—	(6.0)	(6.0)
Total organic increase (decrease)	5.8	(1.2)	4.6	6.0	(2.6)	3.4
Impact of FX	(3.7)	(0.2)	(3.9)	7.9	—	7.9
Total	$2.1	$(1.4)	$0.7	$13.9	$(2.6)	$11.3
_______________

(a)
The increases in Central and Eastern Europe’s cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs in Poland, Romania, Hungary and Slovakia that were largely offset by (i) declines in the average numbers of analog cable RGUs in Poland, Romania, Hungary and Slovakia and (ii) declines in the average numbers of digital cable and fixed-line telephony RGUs in the Czech Republic.

(b)
The decreases in Central and Eastern Europe’s cable subscription revenue related to changes in ARPU are due to the net effect of (i) decreases resulting primarily from the following factors: (a) lower ARPU due to the impacts of higher bundling discounts, (b) lower ARPU from fixed-line telephony services, primarily due to (1) increases in the proportions of subscribers receiving lower-priced calling plans and (2) decreases in call volumes for customers on usage-based calling plans, and (c) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in our bundles and (ii) improvements in RGU mix.

(c)
The decreases in Central and Eastern Europe’s non-subscription revenue are due to (i) decreases in interconnect revenue, largely in Poland as a result of lower fixed-line telephony termination rates, and (ii) net decreases resulting from individually insignificant changes in other non-subscription revenue categories.

Chile (VTR). The decreases in VTR’s revenue during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, include (i) organic increases of $10.3 million or 4.2% and $33.2 million or 4.4%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$8.7	$—	$8.7	$29.8	$—	$29.8
ARPU (b)	3.1	—	3.1	10.0	—	10.0
Total increase in cable subscription revenue	11.8	—	11.8	39.8	—	39.8
Increase in mobile subscription revenue (c)	2.6	—	2.6	3.7	—	3.7
Total increase in subscription revenue	14.4	—	14.4	43.5	—	43.5
Decrease in non-subscription revenue (d)	—	(4.1)	(4.1)	—	(10.3)	(10.3)
Total organic increase (decrease)	14.4	(4.1)	10.3	43.5	(10.3)	33.2
Impact of FX	(29.2)	(2.2)	(31.4)	(95.8)	(6.5)	(102.3)
Total	$(14.8)	$(6.3)	$(21.1)	$(52.3)	$(16.8)	$(69.1)
_______________

(a)
The increases in VTR’s cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by declines in the average numbers of analog cable RGUs.

(b)
The increases in VTR’s cable subscription revenue related to changes in ARPU are due to (i) net increases resulting from the following factors: (a) lower ARPU due to the impacts of higher bundling and promotional discounts, (b) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and fixed-line telephony services in our bundles, (c) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (d) higher ARPU from incremental digital cable services and (e) lower ARPU due to decreases in fixed-line telephony call volumes for customers on usage-based plans and (ii) improvements in RGU mix.

(c)
The increases in VTR’s mobile subscription revenue are attributable to the net effect of (i) increases in mobile ARPU, primarily due to higher proportions of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans, and (ii) decreases in the average numbers of mobile subscribers.

(d)
The decreases in VTR’s non-subscription revenue are due primarily to (i) decreases in interconnect revenue, primarily associated with a January 2014 decline in mobile terminations rates, and (ii) decreases in prepaid mobile handset sales. For information regarding an ongoing tariff-setting process in Chile that may impact the revenue of VTR, see note 14 to our condensed consolidated financial statements.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$731.6	$723.3	$8.3	1.1	(6.1)
Germany (Unitymedia KabelBW)	155.3	157.1	(1.8)	(1.1)	(1.3)
Belgium (Telenet)	226.9	209.6	17.3	8.3	8.3
The Netherlands	86.6	95.3	(8.7)	(9.1)	(8.9)
Switzerland	94.2	89.9	4.3	4.8	2.9
Other Western Europe	78.5	80.4	(1.9)	(2.4)	(2.6)
Total Western Europe	1,373.1	1,355.6	17.5	1.3	(2.7)
Central and Eastern Europe	106.8	109.6	(2.8)	(2.6)	(1.4)
Central and other	36.5	32.2	4.3	13.4	10.0
Total European Operations Division	1,516.4	1,497.4	19.0	1.3	(2.4)
Chile (VTR)	99.7	118.5	(18.8)	(15.9)	(4.4)
Corporate and other	48.2	49.5	(1.3)	(2.6)	(2.6)
Intersegment eliminations	(5.6)	(19.6)	14.0	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	1,658.7	1,645.8	12.9	0.8	(1.7)
Share-based compensation expense	1.0	0.8	0.2	25.0
Total	$1,659.7	$1,646.6	$13.1	0.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$2,263.4	$897.7	$1,365.7	152.1	(6.9)
Germany (Unitymedia KabelBW)	475.6	476.5	(0.9)	(0.2)	(3.0)
Belgium (Telenet)	662.0	642.1	19.9	3.1	0.3
The Netherlands	273.2	284.6	(11.4)	(4.0)	(6.7)
Switzerland	291.0	271.6	19.4	7.1	3.0
Other Western Europe	251.2	250.8	0.4	0.2	(3.0)
Total Western Europe	4,216.4	2,823.3	1,393.1	49.3	(3.3)
Central and Eastern Europe	323.1	326.5	(3.4)	(1.0)	(2.0)
Central and other	105.3	97.9	7.4	7.6	3.3
Total European Operations Division	4,644.8	3,247.7	1,397.1	43.0	(2.9)
Chile (VTR)	303.1	360.1	(57.0)	(15.8)	(3.3)
Corporate and other	147.7	154.0	(6.3)	(4.1)	(4.9)
Intersegment eliminations	(23.8)	(61.0)	37.2	N.M.	N.M.
Total operating expenses excluding share-based compensation expense (b)	5,071.8	3,700.8	1,371.0	37.0	(2.1)
Share-based compensation expense	5.9	10.7	(4.8)	(44.9)
Total	$5,077.7	$3,711.5	$1,366.2	36.8

_______________

(a)	The amount presented for the 2013 period reflects the post-acquisition operating expenses of Virgin Media from June 8, 2013 through September 30, 2013.

(b)
As further described under Material Changes in Results of Operations above, the organic decrease in our operating expenses for the nine months ended September 30, 2014 is impacted by the organic decrease in Virgin Media’s operating expenses. Excluding the impact of Virgin Media, the organic decrease in our operating expenses would have been 0.5% during the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $19.0 million or 1.3% and $1,397.1 million or 43.0% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $0.9 million and $1,263.4 million, respectively, attributable to the impacts of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses decreased $35.3 million or 2.4% and $95.5 million or 2.9%, respectively. These decreases include the following factors:

•
Decreases in network-related expenses of $55.8 million or 25.2% and $64.0 million or 12.6%, respectively, due in part to a retroactive reduction in U.K. local authority charges for network infrastructure following a review by the U.K. government that resulted in a benefit of $39.1 million during the third quarter of 2014. This benefit consists of a $33.5 million nonrecurring benefit related to periods prior to the third quarter of 2014 and a $5.6 million benefit related to the third quarter of 2014. We expect an amount similar to the third quarter 2014 benefit to recur in future quarters. The decreases in network-related expenses also include the net effects of (i) decreased network and customer premises equipment maintenance costs, predominantly in the U.K., the Netherlands and Switzerland, (ii) lower outsourced labor costs associated with customer-facing activities, primarily in the Netherlands, and, during the nine-month period, Switzerland, (iii) lower duct and pole rental costs, primarily in Belgium, and (iv) increased outsourced labor costs associated with customer-facing activities in Germany;

•
An increase (decrease) in mobile handset costs of $4.1 million and ($33.5 million), respectively, due primarily to (i) decreased mobile handset costs as a result of continued growth of SIM-only contracts, predominantly in the U.K., (ii) decreased mobile handset sales to third-party retailers in Belgium, partially offset by increases in the U.K., and (iii) an increase during the three-month period and a decrease during the nine-month period in costs associated with subscriber promotions involving free or heavily-discounted handsets in Belgium;

•
Increases in programming and copyright costs of $9.0 million or 2.0% and $29.0 million or 3.0%, respectively, due in part to the impact of certain nonrecurring adjustments related to the settlement or reassessment of operational contingencies, which resulted in net decreases in programming and copyright costs of $13.6 million and $40.9 million, respectively.  During the 2014 periods, these nonrecurring adjustments decreased costs by (a) $16.9 million in Belgium and $7.0 million in Poland during the first quarter, (b) $10.6 million in the U.K. during the second quarter and (c) an aggregate of $7.6 million in Belgium, Switzerland, Austria and the Netherlands during the third quarter.  During the three- and nine-month periods in 2013, the aggregate impacts of similar reassessments and settlements in Belgium, the Netherlands and Poland increased (decreased) costs by $6.1 million and ($1.2 million), respectively. The increases in programming costs also include (i) growth in digital video services in the U.K., Belgium, Germany, Poland, Romania and Switzerland and (ii) increased costs for sports rights, primarily in the U.K.;

•
Decreases in outsourced labor and professional fees of $6.7 million or 7.5% and $24.9 million or 11.2%, respectively, due primarily to the net effect of (i) lower call center costs, predominantly in the U.K., Belgium, Switzerland and the Netherlands, (ii) lower consulting costs in the European Operations Division’s central operations, Germany and the U.K. and (ii) higher call center costs in Germany;

•
An increase (decrease) in personnel costs of $4.5 million or 2.1% and ($17.5 million) or (3.5%), respectively, due primarily to the net effect of (i) decreased staffing levels, primarily as a result of integration and reorganization activities in the U.K. following the Virgin Media Acquisition, (ii) annual wage increases, primarily in the U.K., Germany, the Netherlands and Belgium, and (iii) an increase during the three-month period related to lower proportions of capitalizable activities, primarily in the U.K.  During the nine-month period, changes in the proportion of capitalizable activities resulted in a net decrease in costs, primarily due to the net effect of (a) lower costs in the European Operations Division’s central operations and Germany and (b) higher costs in the U.K.;

•
Decreases in interconnect costs of $1.1 million or 0.5% and $14.7 million or 3.0%, respectively, due primarily to the net effect of (i) increased costs in the U.K. and Belgium attributable to mobile subscriber growth, (ii) decreased costs resulting from lower rates, primarily in the U.K., Germany, Belgium and the Netherlands, (iii) lower call volumes, primarily in the U.K. and Germany, and (iv) a $2.6 million decrease during the nine-month period in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency;

•
Decreases in bad debt and collection expenses of $2.9 million or 7.6% and $9.4 million or 10.8%, respectively, with most of the declines occurring in Germany, the Netherlands and the Czech Republic; and

•	Net increases resulting from individually insignificant changes in other operating expense categories.

Chile (VTR). VTR’s operating expenses (exclusive of share-based compensation expense) decreased $18.8 million or 15.9% and $57.0 million or 15.8% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, VTR’s operating expenses decreased $5.2 million or 4.4% and $11.7 million or 3.3%, respectively. These decreases include the following factors:

•
Increases in programming and copyright costs of $4.5 million or 11.5% and $15.6 million or 13.3%, respectively, primarily associated with (i) growth in digital cable services and (ii) increases arising from foreign currency exchange rate fluctuations with respect to VTR GlobalCom’s U.S. dollar denominated programming contracts. A significant portion of VTR GlobalCom’s programming costs are denominated in U.S. dollars;

•
Decreases in facilities expenses of $3.7 million or 83.8% and $13.4 million or 86.2%, respectively, due primarily to lower tower and real estate rental costs, as the fair value of all remaining payments due under these leases was included in the restructuring charges recorded by VTR Wireless during the third and fourth quarters of 2013 in connection with certain strategic changes that were implemented with regard to its mobile operations;

•
A decrease during the nine-month period in outsourced labor and professional fees of $5.2 million or 16.2%, primarily attributable to the net effect of (i) lower costs associated with VTR Wireless’ network operating center, (ii) the impact of a $3.1 million nonrecurring charge recorded during the second quarter of 2013 to provide for VTR GlobalCom’s mandated share of severance and other labor-related obligations that were incurred by a VTR GlobalCom contractor in connection with such contractor’s bankruptcy and (iii) increased costs related to call center and technical services costs;

•
Decreases in VTR Wireless’ mobile handset costs of $3.7 million or 44.6% and $4.9 million or 27.6%, respectively, primarily attributable to (i) a decrease of $3.5 million in each period related to the third quarter 2013 liquidation or write-off of slow moving or obsolete handsets and wireless network adaptors and (ii) decreases in mobile handset sales due to a reduced emphasis on prepaid plans;

•
A decrease during the nine-month period in bad debt and collection expenses of $2.5 million or 7.7%, primarily at VTR Wireless. This decrease is primarily due to more selective credit acceptance policies;

•
Increases in personnel costs of $0.2 million or 1.5% and $2.5 million or 6.0%, respectively, due primarily to the net effect of (i) higher bonus costs at VTR GlobalCom and (ii) decreased staffing levels at VTR Wireless, primarily resulting from the strategic changes that were implemented with regard to VTR Wireless’ mobile operations;

•
Decreases in mobile access and interconnect costs of $0.2 million or 0.9% and $1.6 million or 2.6%, respectively, primarily attributable to the net effect of (i) lower mobile access charges due to the impacts of lower rates and (ii) a slight decrease during the three-month period and a slight increase during the nine-month period in interconnect costs at VTR GlobalCom resulting from the net effect of (a) lower rates and (b) higher call volumes; and

•	Net decreases resulting from individually insignificant changes in other operating expense categories.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$259.5	$201.1	$58.4	29.0	19.3
Germany (Unitymedia KabelBW)	98.9	93.0	5.9	6.3	6.3
Belgium (Telenet)	60.9	60.6	0.3	0.5	0.4
The Netherlands	39.9	33.8	6.1	18.0	17.6
Switzerland	45.7	41.4	4.3	10.4	8.5
Other Western Europe	29.9	29.3	0.6	2.0	1.8
Total Western Europe	534.8	459.2	75.6	16.5	12.0
Central and Eastern Europe	38.0	37.6	0.4	1.1	3.3
Central and other	61.2	45.7	15.5	33.9	33.3
Total European Operations Division	634.0	542.5	91.5	16.9	13.2
Chile (VTR)	37.4	41.8	(4.4)	(10.5)	2.3
Corporate and other	60.2	59.1	1.1	1.9	1.2
Intersegment eliminations	(3.7)	(1.3)	(2.4)	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	727.9	642.1	85.8	13.4	10.5
Share-based compensation expense	72.1	97.4	(25.3)	(26.0)
Total	$800.0	$739.5	$60.5	8.2

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$721.3	$252.7	$468.6	185.4	12.8
Germany (Unitymedia KabelBW)	303.3	287.0	16.3	5.7	2.6
Belgium (Telenet)	192.4	182.0	10.4	5.7	2.7
The Netherlands	119.3	106.6	12.7	11.9	8.6
Switzerland	141.0	138.2	2.8	2.0	(1.9)
Other Western Europe	93.3	90.7	2.6	2.9	0.6
Total Western Europe	1,570.6	1,057.2	513.4	48.6	4.8
Central and Eastern Europe	117.7	114.3	3.4	3.0	2.2
Central and other	180.2	143.3	36.9	25.8	22.3
Total European Operations Division	1,868.5	1,314.8	553.7	42.1	6.5
Chile (VTR)	120.6	131.3	(10.7)	(8.1)	5.6
Corporate and other	192.0	171.5	20.5	12.0	10.1
Intersegment eliminations	(2.8)	(0.9)	(1.9)	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense (b)	2,178.3	1,616.7	561.6	34.7	6.7
Share-based compensation expense	176.7	207.2	(30.5)	(14.7)
Total	$2,355.0	$1,823.9	$531.1	29.1

_______________

(a)	The amount presented for the 2013 period reflects the post-acquisition SG&A expenses of Virgin Media from June 8, 2013 through September 30, 2013.

(b)
As further described under Material Changes in Results of Operations above, the organic increase in our SG&A expenses for the nine months ended September 30, 2014 is impacted by the organic change in Virgin Media’s SG&A expenses. Excluding the impact of Virgin Media, the organic increase in our SG&A expenses would have been 5.6% during the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $91.5 million or 16.9% and $553.7 million or 42.1% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $0.6 million and $383.6 million, respectively, attributable to the impacts of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $71.5 million or 13.2% and $85.2 million or 6.5%, respectively. These increases include the following factors:

•
Increases in information technology-related expenses of $8.8 million or 34.5% and $30.6 million or 59.4%, respectively, due primarily to higher software and other information technology-related maintenance costs, primarily in the U.K., the European Operations Division’s central operations, Belgium and Germany;

•
Increases in personnel costs of $17.2 million or 7.9% and $23.8 million or 4.5%, respectively, due to the net effect of (i) higher incentive compensation costs in the U.K., the European Operations Division’s central operations and the Netherlands, (ii) decreased staffing levels in the U.K. as a result of integration and reorganization activities following the Virgin Media Acquisition, (iii) annual wage increases, mostly in the U.K., the Netherlands, Germany and the European Operations Division’s central operations, and (iv) increased staffing levels in the European Operations Division’s central operations, Germany and the Netherlands;

•
An increase in outsourced labor and professional fees of $13.8 million or 42.8% and $19.9 million or 22.4%, due primarily to (i) increases in consulting costs related to information technology and finance initiatives, primarily in the European Operations Division’s central operations and Germany, and (ii) the negative impact of a $7.3 million increase associated with the nonrecurring consulting fee that was incurred during the third quarter of 2014 in connection with the retroactive reduction in U.K. local authority charges, as discussed under Operating Expenses of our Reportable Segments above; and

•
Increases in sales and marketing costs of $21.2 million or 10.4% and $11.7 million or 2.5%, respectively, due primarily to the net effect of (i) higher costs associated with advertising campaigns predominately in the U.K., the European Operations Division’s central operations and, during the three-month period, Switzerland, (ii) higher third-party sales commissions, predominantly in Germany, the Netherlands and Ireland, and (iii) lower third-party sales commissions, primarily in the U.K., Switzerland and Poland.

Chile (VTR). VTR’s SG&A expenses (exclusive of share-based compensation expense) decreased $4.4 million or 10.5% and $10.7 million or 8.1% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, VTR’s SG&A expenses increased $0.9 million or 2.3% and $7.4 million or 5.6%, respectively. These increases include the following factors:

•
Increases in sales and marketing costs of $2.7 million or 23.7% and $10.1 million or 26.0%, respectively, primarily due to the net effect of (i) higher third-party sales commissions and advertising costs at VTR GlobalCom and (ii) lower third-party sales commissions at VTR Wireless; and

•
Decreases in personnel costs of $1.8 million or 11.4% and $2.8 million or 5.9%, respectively, predominately at VTR GlobalCom, primarily due to the net effect of (i) decreases due to lower staffing levels, (ii) during the nine-month period, an increase due to higher severance costs and (iii) increases due to higher bonus costs.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media)	$755.9	$663.0	$92.9	14.0	6.2
Germany (Unitymedia KabelBW)	417.5	391.2	26.3	6.7	6.9
Belgium (Telenet)	287.9	275.4	12.5	4.5	4.4
The Netherlands	175.1	176.3	(1.2)	(0.7)	(0.7)
Switzerland	213.3	200.8	12.5	6.2	4.1
Other Western Europe	115.4	113.8	1.6	1.4	1.1
Total Western Europe	1,965.1	1,820.5	144.6	7.9	4.9
Central and Eastern Europe	135.0	131.9	3.1	2.4	3.7
Central and other	(63.0)	(44.5)	(18.5)	(41.6)	(39.4)
Total European Operations Division	2,037.1	1,907.9	129.2	6.8	4.0
Chile (VTR)	86.6	84.5	2.1	2.5	17.2
Corporate and other	(13.1)	(15.2)	2.1	13.8	N.M.
Intersegment eliminations	—	11.4	(11.4)	N.M.	N.M.
Total	$2,110.6	$1,988.6	$122.0	6.1	4.3

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K. (Virgin Media) (a)	$2,264.8	$838.3	$1,426.5	170.2	17.2
Germany (Unitymedia KabelBW)	1,277.5	1,120.6	156.9	14.0	10.8
Belgium (Telenet)	877.9	792.1	85.8	10.8	7.6
The Netherlands	543.5	532.2	11.3	2.1	(0.7)
Switzerland	639.3	572.2	67.1	11.7	7.2
Other Western Europe	343.4	324.2	19.2	5.9	2.8
Total Western Europe	5,946.4	4,179.6	1,766.8	42.3	8.9
Central and Eastern Europe	418.9	407.6	11.3	2.8	1.8
Central and other	(184.3)	(144.5)	(39.8)	(27.5)	(23.6)
Total European Operations Division	6,181.0	4,442.7	1,738.3	39.1	7.8
Chile (VTR)	255.1	256.5	(1.4)	(0.5)	14.5
Corporate and other	(57.1)	(44.6)	(12.5)	(28.0)	N.M.
Intersegment eliminations	4.0	34.1	(30.1)	N.M.	N.M.
Total (b)	$6,383.0	$4,688.7	$1,694.3	36.1	7.3

_______________

(a)	The amount presented for the 2013 nine-month period reflects the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through September 30, 2013.

(b)
As further described under Material Changes in Results of Operations above, the organic increase in our operating cash flow for the nine months ended September 30, 2014 is impacted by the organic increase in Virgin Media’s operating cash flow. Excluding the impact of Virgin Media, the organic increase in our operating cash flow would have been 5.2% during the nine months ended September 30, 2014, as compared to the corresponding period in 2013.

N.M. — Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	%
European Operations Division:
U.K. (Virgin Media)	43.3	41.8	43.1	42.2
Germany (Unitymedia KabelBW)	62.2	61.0	62.1	59.5
Belgium (Telenet)	50.0	50.5	50.7	49.0
The Netherlands	58.1	57.7	58.1	57.6
Switzerland	60.4	60.5	59.7	58.3
Other Western Europe	51.6	50.9	49.9	48.7
Total Western Europe	50.7	50.1	50.7	51.9
Central and Eastern Europe	48.2	47.3	48.7	48.0
Total European Operations Division, including central and other	48.6	48.3	48.7	49.3
Chile (VTR)	38.7	34.5	37.6	34.3

The operating cash flow margins of the European Operations Division’s reportable segments improved or remained largely consistent with the prior year periods. These results are primarily attributable to (i) improved operational leverage, resulting from revenue growth that more than offset the accompanying increases in operating and SG&A expenses, and (ii) the net favorable impact of nonrecurring items, most notably in the U.K. during the three-month period and in Belgium and Germany during the nine-month period. For additional information regarding the favorable nonrecurring items, see the applicable discussion under the European Operations Division (operating and SG&A expenses) and the U.K. and Unitymedia KabelBW (revenue) sections of Discussion and Analysis of our Reportable Segments. As discussed above under Overview, the incumbent telecommunications operator is overbuilding our network in the Netherlands using FTTx and advanced DSL technologies. Notwithstanding the improvement in its operating cash flow margins as compared to the respective prior year periods, our operations in the Netherlands are experiencing significant competition from this telecommunications operator and we expect that these operations will be challenged to maintain their current operating cash flow margin in future periods. In addition, the overall operating cash flow margin of the European Operations Division during the nine-month period was negatively impacted by (a) the inclusion of the relatively lower operating cash flow margin of Virgin Media and (b) an increase in the operating cash flow deficit of the European Operations Division’s central and other category, primarily attributable to (1) an increase in outsourced labor and professional fees and (2) an increase in personnel costs.

The increases in VTR’s operating cash flow margins are primarily attributable to improved operational leverage, as higher programming and marketing costs at VTR GlobalCom were largely offset by lower facilities expenses at VTR Wireless. For additional information, see the VTR sections of Discussion and Analysis of our Reportable Segments.

For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, including the impacts of nonrecurring items, see the Discussion and Analysis of our Reportable Segments above.

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2014	2013	$	%	%
	in millions
Subscription revenue (a):
Video	$1,600.6	$1,599.6	$1.0	0.1	(1.0)
Broadband internet	1,172.0	1,023.7	148.3	14.5	12.5
Fixed-line telephony	795.1	768.5	26.6	3.5	0.6
Cable subscription revenue	3,567.7	3,391.8	175.9	5.2	3.4
Mobile subscription revenue (b)	281.6	244.7	36.9	15.1	9.6
Total subscription revenue	3,849.3	3,636.5	212.8	5.9	3.9
B2B revenue (c)	379.8	343.7	36.1	10.5	4.9
Other revenue (b) (d)	268.1	296.3	(28.2)	(9.5)	(12.0)
Total	$4,497.2	$4,276.5	$220.7	5.2	2.8

	Nine months ended September 30,		Increase		Organic increase (decrease) (e)
	2014	2013	$	%	%
	in millions
Subscription revenue (a):
Video	$4,903.3	$4,087.1	$816.2	20.0	0.5
Broadband internet	3,502.1	2,448.2	1,053.9	43.0	14.6
Fixed-line telephony	2,447.9	1,696.6	751.3	44.3	(0.5)
Cable subscription revenue	10,853.3	8,231.9	2,621.4	31.8	4.5
Mobile subscription revenue (b)	812.0	417.2	394.8	94.6	10.8
Total subscription revenue	11,665.3	8,649.1	3,016.2	34.9	4.8
B2B revenue (c)	1,129.8	629.9	499.9	79.4	6.2
Other revenue (b) (d)	838.0	727.2	110.8	15.2	(11.6)
Total revenue	$13,633.1	$10,006.2	$3,626.9	36.2	3.7
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $60.4 million and $56.3 million during the three months ended September 30, 2014 and 2013, respectively, and $184.2 million and $113.0 million during the nine months ended September 30, 2014 and 2013, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $50.3 million and $37.9 million during the three months ended September 30, 2014 and 2013, respectively, and $146.5 million and $106.0 million during the nine months ended September 30, 2014 and 2013, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, carriage fee and installation revenue.

(e)
As further described under Material Changes in Results of Operations above, our organic revenue growth rates for the nine-month period are impacted by the organic growth of Virgin Media. Excluding the impacts of the organic growth of Virgin Media, our organic growth rates for such period would have been as follows:

Nine-month period
%

Subscription revenue:
Video	1.1
Broadband internet	9.6
Fixed-line telephony	1.7
Cable subscription revenue	3.7
Mobile	6.9
Total subscription revenue	3.8
B2B revenue	2.8
Other revenue	(3.3)
Total revenue	3.2

Total revenue. Our consolidated revenue increased $220.7 million and $3,626.9 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $2.1 million and $2,768.9 million, respectively, attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $121.6 million or 2.8% and $370.6 million or 3.7%, respectively.

Subscription revenue. The details of the increases in our consolidated subscription revenue for three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, are as follows:

	Three-month period	Nine-month period
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs	$88.7	$260.0
ARPU	28.1	111.2
Total increase in cable subscription revenue	116.8	371.2
Increase in mobile subscription revenue	23.3	45.0
Total organic increase in subscription revenue	140.1	416.2
Impact of acquisitions	2.3	2,207.1
Impact of FX	70.4	392.9
Total	$212.8	$3,016.2

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $116.8 million or 3.4% and $371.2 million or 4.5% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $128.3 million or 12.5% and $357.0 million or 14.6%, respectively, primarily attributable to increases in the average numbers of broadband internet RGUs and higher ARPU from broadband internet services, (ii) an increase (decrease) in subscription revenue from video services of ($16.1 million) or (1.0%) and $22.2 million or 0.5%, respectively, primarily attributable to the net effect of (a) higher ARPU from video services and (b) declines in the average numbers of video RGUs, and (iii) an increase (decrease) in subscription revenue from fixed-line telephony services of $4.5 million or 0.6% and ($8.0 million) or (0.5%), respectively, primarily attributable to the net effect of (1) lower ARPU from fixed-line telephony services and (2) increases in the average numbers of fixed-line telephony RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $23.3 million or 9.6% and $45.0 million or 10.8% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are primarily due to increases in the U.K. and, to a lesser extent, Belgium, Chile and Germany.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $16.9 million or 4.9% and $39.0 million or 6.2% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are primarily due to increases in the U.K. and, to a lesser extent, Switzerland and Belgium.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue decreased $35.4 million or 12.0% and $84.6 million or 11.6% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to (i) decreases in fixed-line interconnect revenue, (ii) decreases in installation revenue, (iii) decreases in the U.K.’s non-cable subscriber base, and (iv) a decrease during the nine-month period in mobile handset sales in Belgium, and to a lesser extent, the U.K. and Chile.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses increased $13.1 million and $1,366.2 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $0.9 million and $1,263.4 million, respectively, attributable to the impacts of acquisitions. Our operating expenses include share-based compensation expense, which increased (decreased) $0.2 million and ($4.8 million) during the three and nine months ended September 30, 2014, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses decreased $27.7 million or 1.7% and $76.9 million or 2.1% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to the net effect of (i) decreases in network-related expenses, (ii) increases in programming and copyright costs, (iii) decreases in outsourced labor and professional fees, (iv) a decrease during the nine-month period in mobile handset costs, (v) decreases in interconnect costs, (vi) a decrease during the nine-month period in personnel costs, (vii) decreases in facilities expenses and (viii) decreases in bad debt and collections expense. For additional information regarding the changes in our operating expenses, see Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $60.5 million and $531.1 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases include $0.6 million and $383.6 million, respectively, attributable to the impacts of acquisitions. Our SG&A expenses include share-based compensation expense, which decreased $25.3 million and $30.5 million during the three and nine months ended September 30, 2014, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $67.6 million or 10.5% and $108.0 million or 6.7% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases are due primarily to higher (i) personnel costs, (ii) information technology-related expenses, (iii) sales and marketing costs and (iv) outsourced labor and professional fees, as increases in consulting costs related to information technology and finance initiatives were only partially offset by decreases in integration costs. For additional information regarding the changes in our SG&A expenses, see SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$44.2	$12.6	$88.0	$24.5
Other share-based incentive awards	25.1	79.1	77.5	140.1
Total Liberty Global shares (b)	69.3	91.7	165.5	164.6
Telenet share-based incentive awards (c)	1.9	4.9	12.6	52.4
Other	1.9	2.1	4.5	2.4
Total	$73.1	$98.7	$182.6	$219.4
Included in:
Operating expense	$1.0	$0.8	$5.9	$10.7
SG&A expense	72.1	97.4	176.7	207.2
Total	$73.1	$98.2	$182.6	$217.9
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global PSUs, (ii) the Challenge Performance Awards, which awards were issued on June 24, 2013, and (iii) for the 2014 periods, the PGUs.

(b)
In connection with the Virgin Media Acquisition, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. Virgin Media recorded share-based compensation expense of $14.4 million and $45.8 million during the three and nine months ended September 30, 2014, respectively, including compensation expense related to the Virgin Media Replacement Awards and new awards that were granted after the Virgin Media Replacement Awards were issued. During the second and third quarters of 2013, Virgin Media recorded share-based compensation expense of $35.9 million and $61.6 million, respectively, primarily related to the Virgin Media Replacement Awards, including $27.5 million and $35.4 million, respectively, that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to September 30, 2013.

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

Depreciation and amortization expense

Our depreciation and amortization expense increased (decreased) ($67.8 million) and $1,162.3 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, depreciation and amortization expense increased (decreased) ($104.7 million) or (7.6%) and $989.8 million or 33.9%, respectively. The increase during the nine-month period is primarily due to the impact of the Virgin Media Acquisition. In addition, net decreases resulting from the following factors impacted both periods: (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in the U.K., Belgium, Chile and Switzerland, and (iii) decreases due to the impact of accelerated depreciation recorded during the second and third quarters of 2013, primarily in Chile where the acceleration was due to a change in our mobile strategy.

Release of litigation provision

In 2007, we recorded a litigation provision of $146.0 million related to certain litigation filed during 2002 (the 2002 Cignal Action) and 2006 (the 2006 Cignal Action) in the Netherlands by former shareholders of Cignal Global Communications against Liberty Global Europe Holding BV (Liberty Global Europe), our wholly-owned subsidiary. On October 25, 2013, the Dutch Supreme Court dismissed the plaintiffs’ claims in the 2006 Cignal Action against Liberty Global Europe and the other defendants as being without merit. We consider the October 25, 2013 Dutch Supreme Court decision to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $20.3 million and $133.9 million during the three months ended September 30, 2014 and 2013, respectively, and $161.5 million and $200.6 million during the nine months ended September 30, 2014 and 2013, respectively. The 2014 amounts include (i) restructuring charges of $13.7 million and $137.4 million, respectively, including (a) an $86.1 million charge related to Telenet capacity contracts recorded during the three months ended March 31, 2014, as described below, and (b) $9.6 million and $34.5 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in the U.K., Germany and the European Operations Division’s central operations, and (ii) direct acquisition costs of $18.6 million and $48.9 million, respectively, primarily related to the acquisition of Ziggo. The 2013 amounts include (i) restructuring charges of $114.6 million and $134.0 million, respectively, and (ii) direct acquisition and disposition costs of $9.8 million and $64.3 million, respectively. The direct acquisition and disposition costs during the nine-month period are primarily related to the Virgin Media Acquisition. The restructuring charges during the 2013 periods include (a) $78.9 million recorded at VTR Wireless during the third quarter, comprising $71.1 million of contract termination costs with respect to the discounted amount of the remaining payments due under VTR Wireless’ tower and real estate operating leases and $7.8 million with respect to the discounted amount of the remaining payments to be incurred in connection with the removal of the VTR Wireless’ equipment from the associated towers and (b) $28.0 million and $47.2 million, respectively, associated with employee severance and termination costs related to certain reorganization and integration activities, primarily in the U.K., Germany and Chile.

Prior to March 31, 2014, Telenet operated a DTT business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, Telenet recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge is equal to the then estimated net present value of the remaining payments due under the DTT capacity contracts and is included in impairment, restructuring and other operating items, net, in our condensed consolidated statement of operations.

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

Interest expense

Our interest expense increased (decreased) ($12.7 million) and $268.7 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. Excluding the effects of FX, interest expense increased (decreased) ($69.2 million) or (11.0%) and $183.4 million or 11.2%, respectively. The decrease during the three-month period is primarily attributable to (i) a lower average outstanding debt balance and (ii) a lower weighted average interest rate. The increase during the nine-month period is primarily attributable to the net impact of (a) a higher average outstanding debt balance and (b) a lower weighted average interest rate. The higher average outstanding debt balance during the nine-month period is primarily attributable to debt that was incurred in the first and second quarters of 2013 in connection with the Virgin Media Acquisition. The decreases in our weighted average interest rates are primarily related to the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

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

Interest and dividend income

Our interest and dividend income decreased $48.8 million and $81.5 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These decreases are primarily attributable to (i) decreases in dividend income related to our investment in shares of Ziggo (after taking into account the impact of the Ziggo Collar) and (ii) a slight decrease during the nine-month period in interest income due to the net effect of (a) lower average cash and cash equivalent and restricted cash balances and (b) higher weighted average interest rates earned on our cash and cash equivalent and restricted cash balances. For information regarding the Ziggo Collar, see note 4 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions

Cross-currency and interest rate derivative contracts (a)	$611.3	$(727.2)	$(94.6)	$(384.2)
Equity-related derivative instruments (b):
Ziggo Collar	(68.1)	(65.7)	(74.0)	(65.7)
ITV Collar	(65.2)	—	(65.2)	—
Sumitomo Collar	29.0	(34.3)	13.7	(174.3)
Virgin Media Capped Calls	0.3	5.8	1.2	(3.8)
Total equity-related derivative instruments	(104.0)	(94.2)	(124.3)	(243.8)
Foreign currency forward contracts (c)	21.5	(55.3)	41.9	(56.4)
Other	(0.9)	1.3	(0.3)	1.1
Total	$527.9	$(875.4)	$(177.3)	$(683.3)
_______________

(a)
The gain during the 2014 three-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the British pound sterling, euro, Chilean peso and Swiss franc relative to the U.S. dollar, (ii) losses associated with increases in market interest rates in the U.S. dollar market and (iii) losses associated with decreases in market interest rates in the British pound sterling and euro markets. The loss during the 2014 nine-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro, Chilean peso, British pound sterling and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, Swiss franc and British pound sterling markets and (iii) losses associated with increases in market interest rates in the U.S. dollar market. In addition, the gain (loss) during the 2014 periods includes net losses of $31.2 million and $80.1 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the 2013 three-month period is primarily attributable to the net effect of (i) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the British pound sterling market, (iii) losses associated with increases in the values of the Polish zloty and Swiss franc relative to the euro and (iv) losses associated with decreases in market interest rates in the Hungarian forint and Swiss franc markets. The loss during the 2013 nine-month period is primarily attributable to the net effect of (i) gains associated with increases in market interest rates in the British pound sterling, euro, Swiss franc and Polish zloty markets, (ii) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (iii) losses associated with increases in market interest rates in the U.S. dollar market and (iv) gains associated with decreases in the values of the Chilean peso, Swiss franc, Polish zloty, Czech koruna and Hungarian forint relative to the euro. In addition, the losses during the 2013 periods include net gains of $85.1 million and $39.6 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 6 to our condensed consolidated financial statements.

(c)
Primarily includes activity with respect to the foreign currency forward contracts of LGE Financing and activity during the first half of 2013 related to deal contingent forward contracts associated with the Virgin Media Acquisition.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions

U.S. dollar denominated debt issued by euro functional currency entities	$(226.0)	$141.6	$(250.0)	$91.3
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	(110.7)	—	(117.4)	—
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	3.1	(117.8)	(100.1)	(205.7)
Euro denominated debt issued by a U.S. dollar functional currency entity	85.0	(18.6)	93.0	(18.6)
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	(168.5)	245.1	(49.2)	160.8
Yen denominated debt issued by a U.S. dollar functional currency entity	71.2	(10.8)	36.2	128.2
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(17.6)	9.5	(27.9)	91.0
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	—	—	—	(37.3)
Other	(12.3)	9.0	(17.6)	3.3
Total	$(375.8)	$258.0	$(433.0)	$213.0
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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	in millions
Ziggo	$135.0	$35.9	$169.5	$294.4
Sumitomo	(112.6)	45.8	(69.0)	34.6
ITV	59.4	—	59.4	—
Other, net	10.4	(0.9)	29.5	16.4
Total	$92.2	$80.8	$189.4	$345.4

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $9.6 million and $83.5 million during the three and nine months ended September 30, 2014, respectively.  The loss during the 2014 nine-month period includes the following:

•
a $41.5 million loss during the second quarter related to the repayment of the UPC Holding 9.875% Senior Notes, including (i) the payment of $19.7 million of redemption premium, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs;

•
a $16.5 million loss during the first quarter related to the repayment of Facilities R, S, AE and AF under the UPC Broadband Holding Bank Facility, including (i) the write-off of $11.6 million of deferred financing costs and (ii) the write-off of $4.9 million of unamortized discount;

•
an $11.9 million loss during the second quarter related to the completion of certain refinancing transactions with respect to the Telenet Credit Facility, including (i) the write-off of $7.1 million of deferred financing costs, (ii) the payment of $3.6 million of redemption premium and (iii) the write-off of $1.2 million of unamortized discount;

•
a $9.5 million loss during the third quarter related to the Liberty Puerto Rico Bank Facility transactions, including (i) the write-off of $10.4 million of deferred financing costs and (ii) the write-off of $0.9 million of unamortized premium;

•
a $5.4 million loss during the second quarter related to the redemption of the 2018 VM Dollar Senior Secured Notes, including (i) the write-off of $33.9 million of unamortized premium, (ii) the payment of $32.4 million of redemption premium and (iii) the write-off of $6.9 million of deferred financing costs;

•
a $5.2 million gain during the second quarter related to the redemption of the 2018 VM Sterling Senior Secured Notes, including (i) the write-off of $61.8 million of unamortized premium, (ii) the payment of $51.3 million of redemption premium and (iii) the write-off of $5.3 million of deferred financing costs; and

•
an aggregate loss of $4.3 million during the first quarter related to the write-off of deferred financing costs, including (i) a $2.3 million loss associated with the repayment of the Ziggo Margin Loan and (ii) a $2.0 million loss associated with the repayment of the VTR Wireless Bank Facility.

We recognized losses on debt modification and extinguishment, net, of $0.7 million and $170.7 million during the three and nine months ended September 30, 2013, respectively.  The loss during the 2013 nine-month period includes the following:

•
an $85.5 million loss during the first quarter, including (i) the payment of $35.6 million of aggregate redemption premium related to UPC Holding’s then existing euro-denominated 8.0% senior notes (the UPC Holding 8.0% Senior

Notes) and euro-denominated 9.75% senior notes (the UPC Holding 9.75% Senior Notes), (ii) the write-off of $24.5 million of an unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) the payment of $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged;

•
a $71.1 million loss during the first quarter related to the redemption of a portion of Unitymedia KabelBW’s then existing euro-denominated 8.125% senior secured notes, including (i) the payment of $50.5 million of redemption premium and (ii) the write-off of $20.6 million associated with deferred financing costs and an unamortized discount; and

•
an $11.9 million loss during the second quarter related to the prepayment of amounts outstanding under Facilities R, S, T, U and X of the UPC Broadband Holding Bank Facility, including (i) $7.7 million of third-party costs and (ii) the write-off of $4.2 million associated with deferred financing costs and unamortized discount.

For additional information concerning our losses on debt modification and extinguishment, net, see note 8 to our condensed consolidated financial statements.

Income tax expense

We recognized income tax expense of $145.6 million and $223.2 million during the three months ended September 30, 2014 and 2013, respectively.

The income tax expense during the three months ended September 30, 2014 differs from the expected income tax expense of $67.5 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the negative impacts of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impacts of these items were partially offset by the positive impacts of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) non-deductible or non-taxable foreign currency exchange results, (c) the tax effect of intercompany financing and (d) an increase in net deferred tax assets primarily in Chile due to enacted changes in tax law.

The income tax expense during the three months ended September 30, 2013 differs from the expected income tax benefit of $135.1 million (based on the U.K. statutory income tax rate of 23.0%) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law and (ii) non-deductible or non-taxable foreign currency exchange results. The negative impacts of these items were partially offset by the positive impact of the tax effect of intercompany financing.

We recognized income tax expense of $28.0 million and $436.8 million during the nine months ended September 30, 2014 and 2013, respectively.

The income tax expense during the nine months ended September 30, 2014 differs from the expected income tax benefit of $94.6 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the negative impacts of (i) a net increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The negative impacts of these items were partially offset by positive impacts of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) the tax effect of intercompany financing, (c) an increase in net deferred tax assets primarily in Chile due to enacted changes in tax law, (d) non-deductible or non-taxable foreign currency exchange results and (e) the recognition of previously unrecognized tax benefits.

The income tax expense during the nine months ended September 30, 2013 differs from the expected income tax benefit of $78.4 million (based on the U.K. statutory income tax rate of 23.0%) due primarily to the negative impacts of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law, (ii) a loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items, including $51.1 million related to the reversal of a litigation provision in the third quarter. The negative impacts of these items were partially offset by the positive impacts of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (b) the tax effect of intercompany financing.

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended September 30, 2014 and 2013, we reported earnings (loss) from continuing operations of $175.7 million and ($810.8 million), respectively, including (i) operating income of $703.7 million and $521.2 million, respectively, (ii) non-operating expense of $382.4 million and $1,108.8 million, respectively, and (iii) income tax expense of $145.6 million and $223.2 million, respectively.

During the nine months ended September 30, 2014 and 2013, we reported loss from continuing operations of $478.3 million and $777.8 million, respectively, including (i) operating income of $1,954.9 million and $1,494.5 million, respectively, (ii) non-operating expense of $2,405.2 million and $1,835.5 million, respectively, and (iii) income tax expense of $28.0 million and $436.8 million, respectively.

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

Discontinued operation

Our earnings (loss) from discontinued operation, net of taxes, of nil and ($10.8 million) during the three months ended September 30, 2014 and 2013, respectively, and $0.8 million and ($13.2 million) during the nine months ended September 30, 2014 and 2013, respectively, relates to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $332.7 million related to the January 31, 2014 completion of the Chellomedia Transaction. For additional information, see note 3 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests increased (decreased) $10.1 million and ($24.9 million) during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These changes are primarily attributable to the net effect of (i) declines in the results of operations of Telenet and (ii) the impact of the VTR NCI Acquisition, which was completed during the first quarter of 2014.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our six subsidiary "borrowing groups," which borrowing groups comprise Virgin Media, UPC Holding, Unitymedia KabelBW, Telenet, VTR Finance and Liberty Puerto Rico, each together with their respective restricted subsidiaries. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2014. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the assets of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2014 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$39.7
Unrestricted subsidiaries (b) (c)	438.0
Total Liberty Global and unrestricted subsidiaries	477.7
Borrowing groups (d):
Telenet	300.2
VTR Finance	59.6
Virgin Media (c)	48.9
UPC Holding	40.1
Unitymedia KabelBW	16.9
Liberty Puerto Rico	11.5
Total borrowing groups	477.2
Total cash and cash equivalents	$954.9
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries of Liberty Global that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $1.0 million of cash and cash equivalents held by Virgin Media is included in the amount shown for Liberty Global’s unrestricted subsidiaries.

(d)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

Liquidity of Liberty Global and its Unrestricted Subsidiaries

The $39.7 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $438.0 million of cash and cash equivalents held by Liberty Global’s unrestricted subsidiaries, represented available liquidity at the corporate level at September 30, 2014. Our remaining cash and cash equivalents of $477.2 million at September 30, 2014 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2014, see note 8 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest payments received on a note receivable from a subsidiary (outstanding principal of $9.6 billion at September 30, 2014) and (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments.

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

At September 30, 2014, our consolidated cash and cash equivalents balance includes $870.1 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

The ongoing cash needs of Liberty Global and its unrestricted subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan and the ITV Collar Loan. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. For information concerning the cash requirements of the Ziggo Merger Agreement, see note 3 to our condensed consolidated financial statements. For information concerning our contingencies, see note 14 to our condensed consolidated financial statements.

During the nine months ended September 30, 2014, we purchased a total of 8,062,792 Liberty Global Class A ordinary shares at a weighted average price of $42.19 per share and 14,581,019 Liberty Global Class C ordinary shares at a weighted average price of $41.82 per share, for an aggregate purchase price of $949.9 million, including direct acquisition costs and the effects of derivative instruments. At September 30, 2014, the remaining amount authorized for share repurchases was $2,577.2 million.

Liquidity of Borrowing Groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2014, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. Our borrowing groups’ liquidity generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information concerning our contingencies, see note 14 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan, the ITV Collar Loan and the Ziggo Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our September 30, 2014 consolidated debt to our annualized consolidated operating cash flow for the quarter ended September 30, 2014 was 4.6x. In addition, the ratio of our September 30, 2014 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended September 30, 2014 was 4.5x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. At September 30, 2014, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2014, our outstanding consolidated debt and capital lease obligations aggregated $41.1 billion, including $1,669.0 million that is classified as current in our condensed consolidated balance sheet and $37.5 billion that is not due until 2019 or thereafter. The amount classified as current includes $626.9 million related to the Ziggo Collar Loan. For additional information concerning our current debt maturities, see note 8 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at September 30, 2014, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2014.

For additional information concerning our debt and capital lease obligations, see notes 8 and 16 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. All of the cash flows discussed below are those of our continuing operations.

Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine months ended
	September 30,
	2014	2013	Change
	in millions

Net cash provided by operating activities	$4,070.1	$2,451.8	$1,618.3
Net cash used by investing activities	(2,091.8)	(7,244.8)	5,153.0
Net cash provided (used) by financing activities	(3,678.3)	4,899.2	(8,577.5)
Effect of exchange rate changes on cash	(32.4)	62.5	(94.9)
Net increase (decrease) in cash and cash equivalents	$(1,732.4)	$168.7	$(1,901.1)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, due largely to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, due largely to the impact of the Virgin Media Acquisition, (iii) an increase in the reported net cash provided by operating activities due to FX, (iv) a decrease in cash provided due to lower cash dividends received and (v) a decrease in cash provided due to higher cash payments related to derivative instruments.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used of $4,033.7 million associated with lower cash paid in connection with acquisitions, (ii) a decrease in cash used of $988.5 million associated with cash proceeds received in connection with the Chellomedia Transaction, (iii) a decrease in cash used of $342.2 million associated with lower cash paid in connection with investments in and loans to affiliates and others and (iv) an increase in cash used of $255.3 million due to higher capital expenditures. Capital expenditures increased from $1,791.0 million during the first nine months of 2013 to $2,046.3 million during the first nine months of 2014, primarily due to an increase related to the Virgin Media Acquisition that was only partially offset by a net decrease in the local currency capital expenditures of our other subsidiaries.

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

	Nine months ended
	September 30,
	2014	2013
	in millions

Property and equipment additions	$2,789.3	$2,221.6
Assets acquired under capital-related vendor financing arrangements	(677.9)	(366.0)
Assets acquired under capital leases	(106.6)	(108.3)
Changes in current liabilities related to capital expenditures	41.5	43.7
Capital expenditures	$2,046.3	$1,791.0

The European Operations Division accounted for $2,585.9 million and $2,012.3 million (including $1,073.8 million and $420.2 million attributable to Virgin Media, $413.2 million and $411.2 million attributable to Unitymedia KabelBW and $300.4 million and $311.2 million attributable to Telenet) of our consolidated property and equipment additions during the nine months ended September 30, 2014 and 2013, respectively. The increase in the European Operations Division’s property and equipment additions is due primarily to the net effect of (i) an increase due to the Virgin Media Acquisition, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) an increase due to FX, (iv) an increase in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

VTR accounted for $147.9 million and $149.8 million of our consolidated property and equipment additions during the nine months ended September 30, 2014 and 2013, respectively. The decrease in VTR’s property and equipment additions is due primarily to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for new build and upgrade projects, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (iv) an increase in expenditures for the purchase and installation of customer premises equipment.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) a decrease in cash of $3,829.5 million related to lower net borrowings of debt, (ii) a decrease in cash of $3,594.4 million due to the release of restricted cash in June 2013 in connection with the Virgin Media Acquisition, (iii) a decrease in cash of $1,539.7 million due to the release of restricted cash in connection with the February 2013 completion of our subsidiary’s public cash offer for certain of Telenet’s issued shares and outstanding employee warrants (the Telenet Tender), (iv) a decrease in cash of $683.7 million due to higher cash paid related to derivative instruments, (v) an increase in cash of $521.1 million related to lower distributions by subsidiaries to noncontrolling interests and (vi) an increase in cash of $457.7 million related to shares purchased in connection with the Telenet Tender during the 2013 period.

Free cash flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of share-based incentive awards and (ii) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, less (a) capital expenditures, as reported in our consolidated statements of cash flows, (b) principal payments on capital-related vendor financing obligations and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations.  We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated statements of cash flows.

The following table provides the details of our free cash flow:

	Nine months ended
	September 30,
	2014	2013
	in millions

Net cash provided by operating activities of our continuing operations	$4,070.1	$2,451.8
Excess tax benefits from share-based compensation	—	1.7
Cash payments for direct acquisition and disposition costs	25.3	53.2
Capital expenditures	(2,046.3)	(1,791.0)
Principal payments on capital-related vendor financing obligations	(563.5)	(265.7)
Principal payments on certain capital leases	(140.8)	(47.7)
Free cash flow	$1,344.8	$402.3

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

Contractual Commitments

The U.S. dollar equivalents of our commitments as of September 30, 2014 are presented below:

	Payments due during:								Total
	Remainder of 2014
		2015	2016		2017	2018	2019	Thereafter
	in millions

Debt (excluding interest)	$821.8	$643.6	$391.1		$970.8	$265.4	$3,775.4	$32,581.7	$39,449.8
Capital leases (excluding interest)	65.7	195.4	154.8		113.1	86.0	76.4	957.6	1,649.0
Programming commitments	245.6	809.4	724.0		570.4	488.8	231.1	—	3,069.3
Network and connectivity commitments	100.3	334.0	271.8	—	247.4	129.8	93.0	1,093.6	2,269.9
Purchase commitments	514.6	278.0	94.8		44.4	10.8	4.5	—	947.1
Operating leases	46.2	156.2	128.2		104.7	71.2	54.2	249.7	810.4
Other commitments	133.1	318.9	194.8		142.6	89.3	35.5	35.0	949.2
Total (a)	$1,927.3	$2,735.5	$1,959.5		$2,193.4	$1,141.3	$4,270.1	$34,917.6	$49,144.7
Projected cash interest payments on debt and capital lease obligations (b)	$454.6	$2,201.7	$2,141.9		$2,122.7	$2,108.9	$2,017.7	$5,003.1	$16,050.6
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our September 30, 2014 condensed consolidated balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($376.4 million at September 30, 2014) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of September 30, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the nine months ended September 30, 2014 and 2013, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,586.4 million and $1,097.9 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements (including with respect to the Ziggo Merger Agreement) are not reflected in the above table.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information concerning projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below. For information concerning our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2014 and 2013, see note 5.

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

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2013 Annual Report on Form 10-K/A. The following discussion updates selected numerical information to September 30, 2014.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards.  We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements.  In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements.  At September 30, 2014, $538.8 million or 56.4% and $289.7 million or 30.3% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2014	December 31, 2013
Spot rates:
Euro	0.7918	0.7252
British pound sterling	0.6165	0.6036
Swiss franc	0.9547	0.8886
Hungarian forint	246.12	215.62
Polish zloty	3.3121	3.0135
Czech koruna	21.780	19.828
Romanian lei	3.4925	3.2434
Chilean peso	598.35	525.45

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Average rates:
Euro	0.7550	0.7547	0.7380	0.7592
British pound sterling	0.5994	0.6448	0.5992	0.6470
Swiss franc	0.9147	0.9316	0.8988	0.9347
Hungarian forint	235.88	224.83	227.88	225.26
Polish zloty	3.1536	3.2053	3.0813	3.1889
Czech koruna	20.858	19.506	20.299	19.541
Romanian lei	3.3334	3.3514	3.2816	3.3466
Chilean peso	577.87	506.85	561.56	488.25

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2014, we effectively paid a fixed interest rate on 97% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable September 30, 2014 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at September 30, 2014 declines to 94%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £455 million ($738 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £53 million ($86 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €451 million ($570 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €256 million ($323 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Chilean peso, and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €147 million ($186 million);

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €108 million ($136 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €115 million ($145 million); and

(v)
an instantaneous increase (decrease) in UPC Broadband Holding’s credit spread of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €14 million ($18 million).

LGE Financing Foreign Currency Forward Contracts

Holding all other factors constant, at September 30, 2014, an instantaneous increase of 10% in the value of the euro relative to the U.S. dollar would have decreased the aggregate fair value of the LGE Financing foreign currency forward contracts by approximately €22 million ($28 million) and, conversely, a decrease of 10% would have increased the aggregate fair value by approximately €26 million ($33 million).

Unitymedia KabelBW Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2014, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia KabelBW cross-currency derivative contracts by approximately €137 million ($173 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2014, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €45 million ($57 million).

VTR GlobalCom Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2014, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR GlobalCom cross-currency derivative contracts by approximately CLP 107.2 billion ($179 million).

Ziggo Collar

Holding all other factors constant, at September 30, 2014, an instantaneous increase of 10% in the per share market price of Ziggo’s ordinary shares would have decreased the fair value of the Ziggo Collar by approximately €60 million ($76 million) and conversely, a decrease of 10% would have increased the fair value by €55 million ($69 million).

ITV Collar

Holding all other factors constant, at September 30, 2014, an instantaneous increase of 10% in the per share market price of ITV’s ordinary shares would have decreased the fair value of the ITV Collar by approximately £44 million ($71 million) and, conversely, a decrease of 10% would have increased the fair value by £42 million ($68 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2014, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.0 billion ($46 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2014
		2015	2016	2017	2018	2019	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$24.7	$344.2	$294.1	$195.6	$166.9	$80.4	$111.5	$1,217.4
Principal-related (b)	(21.8)	258.0	52.3	170.9	(54.7)	(72.9)	(236.4)	95.4
Other (c)	(6.5)	72.7	(99.5)	(103.8)	(65.9)	—	—	(203.0)
Total	$(3.6)	$674.9	$246.9	$262.7	$46.3	$7.5	$(124.9)	$1,109.8
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the Ziggo Collar Loan, ITV Collar Loan and the Sumitomo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2014, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2014:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2014 through July 31, 2014:
Class A	—	$—	—	(b)
Class C (c)	1,533,945	$42.00	1,533,945	(b)
August 1, 2014 through August 31, 2014:
Class A	—	$—	—	(b)
Class C	—	$—	—	(b)
September 1, 2014 through September 30, 2014:
Class A	—	$—	—	(b)
Class C	—	$—	—	(b)
Total — July 1, 2014 through September 30, 2014:
Class A	—	$—	—	(b)
Class C (c)	1,533,945	$42.00	1,533,945	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At September 30, 2014, the remaining amount authorized for share repurchases was $2,577.2 million.

(c)
Shares purchased during July 2014 were made pursuant to the settlement of certain call option contracts that were entered into prior to our June 27, 2014 filing of a registration statement related to the Ziggo Offer. We expect to resume our current share repurchase program subsequent to the November 4, 2014 expiration of the Ziggo Offer.

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

LIBERTY GLOBAL PLC

Dated:	November 5, 2014	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 5, 2014	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	November 5, 2014	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith