Form 10-K
period 2014-12-31
Liberty Global plc
filed 2015-02-13
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32.5 billion.
The number of outstanding ordinary shares of Liberty Global plc as of February 6, 2015 was: 251,290,944 Class A ordinary shares; 10,139,184 Class B ordinary shares; and 625,736,759 Class C ordinary shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2015 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL PLC
2014 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.    BUSINESS
General Development of Business
Liberty Global plc (Liberty Global) is an international provider of video, broadband internet, fixed-line telephony and mobile services, serving 27.3 million customers across 14 countries at December 31, 2014. Through Virgin Media Inc. (Virgin Media) and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding N.V. (Telenet), a 56.6%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. In the Netherlands, we provide video, broadband internet, fixed-line telephony and mobile services through (1) Ziggo Holding B.V (formerly known as Ziggo N.V.) (Ziggo), which we acquired on November 11, 2014 (see Recent Developments—Ziggo Acquisition below), and (2) UPC Nederland B.V. (UPC Nederland). We also provide video, broadband internet and fixed-line telephony services in eight other European countries and mobile services in four other European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet, Ziggo, UPC Nederland and our other operations in Europe, including our direct-to-home satellite (DTH) operations based in Luxembourg, are collectively referred to herein as the European Operations Division. In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through our wholly-owned subsidiary VTR GlobalCom SpA (VTR). Our consolidated operations also include the broadband communications operations in Puerto Rico that we conduct through a 60%-owned subsidiary, Liberty Cablevision of Puerto Rico (Liberty Puerto Rico).
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
Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2014, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2014.
Recent Developments
LiLAC Group Tracking Stock
On October 22, 2014, we announced that our board of directors had approved a plan to create a tracking stock (the LiLAC ordinary shares) for our operations in Latin America and the Caribbean (the LiLAC Group). The LiLAC Group will initially have attributed to it our 100% interest in VTR and our 60% interest in Liberty Puerto Rico. All of our businesses not attributed to the LiLAC Group will be attributed to the “Liberty Global Group”. The creation of the LiLAC Group and issuance of the LiLAC ordinary shares is subject to various conditions, including requisite approvals of the shareholders of Liberty Global at general and class meetings to be held on Tuesday, February 24, 2015. In connection with the proposed issuance of our LiLAC Group ordinary shares, we have filed with the Securities and Exchange Commission (SEC) a registration statement on Form S-4 and filed with the SEC and mailed to our shareholders a proxy statement/prospectus that contains additional information, including descriptions of our Latin American and Caribbean businesses, the conditions to the issuance of the LiLAC ordinary shares and our board of directors’ reasons and purposes for pursuing the transaction. If approved at the general and class meetings of our shareholders, we expect to issue the LiLAC ordinary shares during the first half of 2015.
Ziggo Acquisition
On November 11, 2014, pursuant to an agreement with respect to an offer to acquire all of the shares of Ziggo that we did not already own (the Ziggo Offer), we gained control of Ziggo through the acquisition of 136,603,794 additional Ziggo shares, which increased our ownership in Ziggo to 88.9%. From November 12, 2014 through November 17, 2014, we acquired 18,998,057 additional Ziggo shares through the Ziggo Offer, further increasing our ownership interest in Ziggo to 98.4%. These transactions are referred to as the Ziggo Acquisition. Under the terms of the Ziggo Offer, Ziggo shareholders who tendered their shares received (1) 0.2282 Class A ordinary shares of Liberty Global, (2) 0.5630 Class C ordinary shares of Liberty Global and (3) €11.00 ($13.71 at the applicable rates) in cash for each Ziggo share they tendered. Accordingly, we issued an aggregate of 35,508,342 Class A ordinary shares and 87,603,842 Class C ordinary shares pursuant to the Ziggo Acquisition. In connection with the completion of the Ziggo Acquisition, we obtained regulatory clearance from the European Commission, subject to certain conditions primarily related to (a) the sale of our Film1 pay TV channel and (b) certain carriage agreement provisions with broadcasters in the Netherlands. For more information, see Regulatory Matters—The Netherlands. On December 3, 2014, we initiated a statutory squeeze-out procedure in accordance with the Dutch Civil Code in order to acquire the remaining 3,162,605 Ziggo shares not tendered through November 19, 2014. During the first quarter of 2015, we plan to combine the Ziggo and UPC Nederland operations.

For additional information on the above Ziggo transactions, including related financings, see notes 4, 10 and 20 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K. In addition, during 2014, we completed various other smaller acquisitions in the normal course of business.

Chellomedia Disposition

We completed the sale of substantially all of our programming interests held through Chellomedia B.V. on January 31, 2014, for €750.0 million ($1,013.1 million at the applicable rate) in cash (the Chellomedia Transaction). The assets disposed of in the Chellomedia Transaction excluded Chellomedia’s premium sports and film channels in the Netherlands. Prior to the sale, through Chellomedia’s programming networks, we provided programming channels to multi-channel distribution systems owned by us and by third parties.

Financings

•
VTR Financing Transactions. On January 24, 2014, VTR was placed in a separate credit pool with its parent and one of our wholly-owned subsidiaries, VTR Finance B.V. (VTR Finance). In connection with this reorganization, VTR Finance and certain of its subsidiaries (including VTR) were extracted from the credit pool of our wholly-owned subsidiary UPC Holding B.V. (UPC Holding) and VTR Finance and certain of its subsidiaries entered into certain financing transactions. On January 24, 2014, VTR Finance issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Finance Senior Secured Notes). The net proceeds from the VTR Finance Senior Secured Notes were used, together with existing cash of our subsidiaries, to repay all of the outstanding indebtedness under Facilities R, S and AE of the senior secured credit facility of UPC Broadband Holding B.V., a wholly-owned subsidiary of UPC Holding (UPC Broadband Holding), in connection with the extraction of VTR Finance and its subsidiaries from the UPC Holding credit pool.

•
Virgin Media 2014 Refinancings. On March 28, 2014, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (1) $425.0 million principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM 5.5% Dollar Senior Secured Notes), (2) £430.0 million ($670.0 million) principal amount of 5.5% senior secured notes due January 15, 2025 (together with the 2025 VM 5.5% Dollar Senior Secured Notes, the 2025 VM Senior Secured Notes) and (3) £225.0 million ($350.6 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Original 2029 VM Senior Secured Notes). In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of Virgin Media’s £875.0 million ($1,363.4 million) principal amount of Virgin Media’s 7.0% senior secured notes due 2018.

In April 2014, (1) Virgin Media Secured Finance issued £175.0 million ($272.7 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Additional 2029 VM Senior Secured Notes) at an issue price of 101.75% and (2) Virgin Media entered into (a) a new £100.0 million ($155.8 million) term loan (VM Facility D) and (b) a new £849.4 million ($1,323.5 million) term loan (VM Facility E), each under the Virgin Media senior secured credit facility agreement, as amended and restated on June 14, 2013 (VM Credit Facility). In connection with these transactions, (1) certain lenders under the existing £600.0 million ($934.9 million) term loan (VM Facility C) under the VM Credit Facility effectively rolled £500.4 million ($779.7 million) of their drawn commitments to VM Facilities D and E and (2) the remaining outstanding balance of VM Facility C was repaid with existing liquidity. VM Facilities D and E were fully drawn in May 2014, and the net proceeds, together with the net proceeds from the Additional 2029 VM Senior Secured Notes, were used to fully redeem Virgin Media’s $1.0 billion principal amount of 6.5% senior secured notes due 2018.
On October 7, 2014, Virgin Media Finance PLC (Virgin Media Finance), a wholly-owned subsidiary of Virgin Media, issued (1) £300.0 million ($467.4 million) principal amount of 6.375% senior notes due October 15, 2024 (the 2024 VM Sterling Senior Notes) and (2) $500.0 million principal amount of 6.0% senior notes due October 15, 2024 (together with the 2024 VM Sterling Senior Notes, the 2024 VM Senior Notes). On October 24, 2014, the net proceeds from the 2024 VM Senior Notes were used to fully redeem (1) Virgin Media’s $507.1 million principal amount of 8.375% senior notes due 2019 and (2) the £253.5 million ($395.0 million) principal amount of Virgin Media’s 8.875% senior notes due 2019, including the related redemption premium.

•
Unitymedia KabelBW December 2014 Refinancing. On December 17, 2014, Unitymedia Hessen GmbH & Co. KG and Unitymedia NRW GmbH (each a subsidiary of Unitymedia KabelBW) issued (1) €1,000.0 million ($1,210.1 million) principal amount of 4.0% senior secured notes due January 15, 2025 (the December 2014 UM Euro Senior Secured Notes) and (2) $550.0 million principal amount of 5.0% senior secured notes due January 15, 2025 (together with the December 2014 UM Euro Senior Secured Notes, the December 2014 UM Senior Secured Notes). A portion of the net proceeds from the December 2014 UM Senior Secured Notes were used to redeem in full Unitymedia KabelBW’s 7.5% senior secured notes due March 15, 2019, including the related redemption premium.

•
2015 Reorganization Transactions. During the first quarter of 2015, we undertook the financing transactions described below in connection with certain internal reorganizations of our broadband and mobile communications businesses in Europe. We intend to use the proceeds from these transactions to redeem (1) in full the UPC Holding 8.375% senior notes due 2020, (2) in full the UPCB Finance Limited 7.625% senior secured notes, and (3) €560.0 million ($677.6 million) of the UPCB Finance II Limited 6.375% senior secured notes, including the related redemption premiums.

UPC Ireland Transfer. On February 12, 2015, UPC Holding transferred a controlling interest in UPC Broadband Ireland Ltd. and its subsidiaries from a subsidiary of UPC Holding to a subsidiary of Virgin Media, with the remaining noncontrolling interest transferred to another subsidiary of Liberty Global outside of the UPC Holding borrowing group. On January 28, 2015, in contemplation of the transfer of such controlling interest in UPC Broadband Ireland Ltd. and its subsidiaries:

•	Virgin Media Secured Finance issued £300.0 million ($467.4 million) principal amount of 5.125% senior secured notes due January 15, 2025; and

•
Virgin Media Finance issued (1) $400.0 million aggregate principal amount of 5.75% senior notes and (2) £460.0 million ($556.6 million) aggregate principal amount of 4.50% senior notes, each of which are due January 15, 2025.

NL Reorganization. In contemplation of the planned internal reorganization of our broadband and mobile communications businesses in the Netherlands (the NL Reorganization), pursuant to which UPC Nederland and Ziggo and/or their successor companies and their subsidiaries will become indirect subsidiaries of Ziggo Group Holding B.V., a wholly-owned subsidiary of Liberty Global that was formed subsequent to December 31, 2014:

•
on January 29, 2015, Ziggo Bond Finance B.V., a special purpose financing entity, issued (1) $400.0 million principal amount of 5.875% senior notes and (2) €400.0 million ($484.0 million) aggregate principal amount of 4.625% senior notes, each of which are due January 15, 2025;

•
on February 4, 2015, Ziggo Secured Finance B.V., a special purpose financing entity, issued €800.0 million ($968.1 million) aggregate principal amount of 3.750% senior secured notes, which are due January 15, 2015; and

•
lenders under the existing Facility AG under the UPC Broadband Holding Bank Facility agreed to roll €684.2 million ($827.9 million) into a new euro denominated term loan (Facility AJ) under the UPC Broadband Holding Bank Facility. The terms of Facility AJ will be substantially the same as the terms of Facility AG, except that the terms of Facility AJ will provide for the rollover of Facility AJ, upon completion of the NL Reorganization, into new term loans under a new senior secured credit facility with Ziggo Secured Finance B.V. as the borrower.

For a further description of the terms of the above financings and certain other transactions affecting our consolidated debt in 2014, see notes 10 and 20 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
Equity Transactions

•
Share Dividend. On January 26, 2014, our board of directors approved a share split in the form of a share dividend (the 2014 Share Dividend), which constitutes a bonus issue under our articles of association and English law, of one Liberty Global Class C ordinary share on each outstanding Class A, Class B and Class C ordinary share as of the February 14, 2014 record date. The distribution date for the 2014 Share Dividend was March 3, 2014. As a result, the share and per share amounts presented herein and in our consolidated financial statements have been retroactively adjusted to give effect to the 2014 Share Dividend.

•
Share Repurchases. Pursuant to our share repurchase program, during 2014, we repurchased a total of 8,062,792 Liberty Global Class A ordinary shares at a weighted average price of $42.19 per share and 28,401,019 Liberty Global Class C ordinary shares at a weighted average price of $44.25 per share, for an aggregate cash purchase price of $1,596.9 million, including direct acquisition costs and the effects of derivative instruments. The timing of the repurchase of shares pursuant to this program is dependent on a variety of factors, including market conditions. As of December 31, 2014, the remaining amount authorized for share repurchases was $1,933.7 million. Subsequent to December 31, 2014, our board of directors authorized an additional $2.0 billion of availability for share repurchases.

For a further description of our share repurchases, see note 12 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

* * * *
Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our growth prospects and our strategic, operating and finance initiatives over the next few years (including the planned network extension in the U.K.), the percentage of revenue represented by our property and equipment additions in 2015 and beyond, the amount of our anticipated non-functional currency transactions in 2015, the future projected cash flows of our continuing operations, subscriber growth and retention rates, competitive, regulatory and economic factors, anticipated cost increases and target leverage levels, our intention to create a tracking stock with respect to our Latin America and Caribbean operations, and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisition of Kabel BW GmbH (KBW) on our operations in Germany and the Ziggo Acquisition on our operations in the Netherlands;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have or may acquire, such as Ziggo;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., U.S. or in other countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•
the ability of suppliers and vendors (including our third-party wireless network providers under our mobile virtual network operator (MVNO) arrangements) to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our digital video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements including the costs and benefits associated with the planned U.K. network extension;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
The broadband distribution and mobile service industries are changing rapidly and, therefore, the forward-looking statements of expectations, plans and intent in this Annual Report are subject to a significant degree of risk. These forward-looking statements and the above-described risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.
Financial Information About Operating Segments
Financial information about our reportable segments appears in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

Narrative Description of Business
Broadband Distribution
Overview
We offer a variety of broadband services over our cable distribution systems, including video, broadband internet and fixed-line telephony and, in certain of our operations, we offer mobile services. We design these services to enable our customers to access the digital world on their own terms and at their own pace. In most of our footprint, the core of our offer to customers is “triple-play”, which we use to describe bundled services of digital video, internet and fixed-line telephony in one subscription. We are enhancing this offer by expanding our services to include mobile in certain markets. Available service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications. In select markets, we also offer video services through DTH or through multichannel multipoint (microwave) distribution systems (MMDS). Our consumer brands include Virgin Media, Ziggo, UPC, Unitymedia Kabel BW, Telenet, VTR and in Puerto Rico, Liberty. In 2015, we will replace the UPC brand in the Netherlands with the Ziggo brand. Also in 2015, we will use solely the Unitymedia brand in Germany, discontinuing the Kabel BW brand. In terms of video subscribers, we operate the largest cable network in each of Austria, Belgium, Chile, the Czech Republic, Hungary, Ireland, the Netherlands, Poland, Puerto Rico, Slovakia, Switzerland and the U.K. and the second largest cable network in each of Germany and Romania.

The following table presents certain operating data as of December 31, 2014, with respect to the cable, DTH and MMDS systems of our subsidiaries in Europe, Chile and Puerto Rico. This table reflects 100% of the operational data applicable to each subsidiary regardless of our ownership percentage.

Consolidated Operating Data
at December 31, 2014

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video
					Analog Cable Subscribers (5)	Digital Cable Subscribers (6)	DTH Subscribers (7)	MMDS Subscribers (8)	Total Video	Internet Subscribers (9)	Fixed-line Telephony Subscribers (10)

European Operations Division:
United Kingdom	12,627,400	12,598,400	5,016,500	12,513,500	—	3,760,300	—	—	3,760,300	4,536,600	4,216,600
Germany	12,713,300	12,401,900	7,126,800	12,202,300	4,280,100	2,277,800	—	—	6,557,900	2,896,400	2,748,000
The Netherlands (11)	6,982,700	6,968,000	4,291,600	9,931,400	902,100	3,387,300	—	—	4,289,400	3,066,000	2,576,000
Belgium	2,916,300	2,916,300	2,066,700	4,751,500	490,100	1,576,600	—	—	2,066,700	1,530,600	1,154,200
Switzerland (11)	2,193,300	2,192,400	1,433,000	2,585,200	697,800	689,300	—	—	1,387,100	729,400	468,700
Austria	1,350,400	1,350,400	653,100	1,350,900	153,000	364,400	—	—	517,400	464,000	369,500
Ireland	854,800	754,900	519,000	1,111,200	40,100	333,200	—	30,200	403,500	363,400	344,300
Total Western Europe	39,638,200	39,182,300	21,106,700	44,446,000	6,563,200	12,388,900	—	30,200	18,982,300	13,586,400	11,877,300
Poland	2,783,900	2,706,100	1,437,400	2,755,000	282,600	918,800	—	—	1,201,400	997,200	556,400
Hungary	1,556,400	1,540,300	1,075,900	1,967,300	209,600	430,900	280,400	—	920,900	554,100	492,300
Romania	2,405,200	2,282,800	1,186,300	1,925,200	305,600	548,400	324,800	—	1,178,800	433,500	312,900
Czech Republic	1,372,700	1,282,400	716,300	1,185,900	89,600	369,500	112,000	—	571,100	445,000	169,800
Slovakia	504,500	482,000	280,000	432,300	39,300	141,800	66,100	600	247,800	116,800	67,700
Total Central and Eastern Europe	8,622,700	8,293,600	4,695,900	8,265,700	926,700	2,409,400	783,300	600	4,120,000	2,546,600	1,599,100
Total European Operations Division	48,260,900	47,475,900	25,802,600	52,711,700	7,489,900	14,798,300	783,300	30,800	23,102,300	16,133,000	13,476,400
Chile	2,978,800	2,459,700	1,225,300	2,639,300	111,600	901,900	—	—	1,013,500	932,000	693,800
Puerto Rico	706,500	706,500	281,600	590,900	—	219,900	—	—	219,900	210,300	160,700
Grand Total	51,946,200	50,642,100	27,309,500	55,941,900	7,601,500	15,920,100	783,300	30,800	24,335,700	17,275,300	14,330,900

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

(4)
Revenue Generating Unit is separately an Analog Cable Subscriber, Digital Cable Subscriber, DTH Subscriber, MMDS Subscriber, Internet Subscriber or Fixed-line Telephony Subscriber. A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our Austrian system subscribed to our digital cable service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Analog Cable, Digital Cable, DTH, MMDS, Internet and Fixed-line Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or fixed-line telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers, free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our December 31, 2014 RGU counts exclude our separately reported postpaid and prepaid mobile subscribers in the U.K., Belgium, Germany, the Netherlands, Chile, Hungary, Poland, Switzerland and Austria of 3,053,000, 894,500, 309,800, 129,500, 110,500, 11,200, 10,600, 8,800 and 200, respectively. Our mobile subscriber count represents the number of active subscriber identification module (SIM) cards in service.

(5)
Analog Cable Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our analog cable service over our broadband network. Our Analog Cable Subscriber counts also include subscribers who may use a purchased set-top box or other means to receive our basic digital cable channels without subscribing to any services that would require the payment of recurring monthly fees in addition to the basic analog service fee (Basic Digital Cable Subscriber). Our Basic Digital Cable Subscribers are attributable to the fact that our basic digital cable channels are not encrypted in certain portions of our footprint and the use of purchased digital set-top boxes in Belgium. In Europe, we have approximately 110,600 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.

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

(9)
Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. Our Internet Subscribers exclude 89,200 asymmetric digital subscriber line (ADSL) subscribers within our U.K. segment and 65,900 digital subscriber line (DSL) subscribers within our Austria segment that are not serviced over our networks. Our Internet Subscribers do not include customers that receive services from dial-up connections. In Switzerland, we offer a 2 Mbps internet service to our Analog and Digital Cable Subscribers without an incremental recurring fee. Our Internet Subscribers in Switzerland include 66,800 subscribers who have requested and received this service.

(10)
Fixed-line Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Fixed-line Telephony Subscribers exclude mobile telephony subscribers. Our Fixed-line Telephony Subscribers exclude 59,300 and 48,400 subscribers within our segments in the U.K. and Austria, respectively, that are not serviced over our networks. In Switzerland, we offer a basic phone service to our Analog and Digital Cable Subscribers without an incremental recurring fee. Our Telephony Subscribers in Switzerland include 2,800 subscribers who have requested and received this service.

(11)
Pursuant to service agreements, Switzerland and, to a much lesser extent, the Netherlands offer digital cable, broadband internet and fixed-line telephony services over networks owned by third-party cable operators (partner networks). A partner network RGU is only recognized if there is a direct billing relationship with the customer. At December 31, 2014, Switzerland’s partner networks account for 143,600 Customer Relationships, 279,500 RGUs, 107,700 Digital Cable Subscribers, 101,900 Internet Subscribers and 69,900 Fixed-line Telephony Subscribers.

Additional General Notes to Table:
Most of our broadband communications subsidiaries provide fixed-line telephony, broadband internet, data, video or other business services. Certain of our business service revenue is derived from small or home office (SOHO) subscribers that pay a premium price to receive enhanced service levels along with video, internet or fixed-line telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers”. With the exception of our business SOHO subscribers, we generally do not count customers of business services as customers or RGUs for external reporting purposes.
Certain of our residential and commercial RGUs are counted on an EBU basis, including residential multiple dwelling units and commercial establishments, such as bars, hotels and hospitals, in Chile and Puerto Rico and certain commercial and residential multiple dwelling units in Europe (with the exception of Germany and Belgium, where we do not count any RGUs on an EBU basis). Our EBUs are generally calculated by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. As such, we may experience variances in our EBU counts solely as a result of changes in rates. In Germany, homes passed reflect the footprint, and two-way homes passed reflect the technological capability of our network up to the street cabinet, with drops from the street cabinet to the building generally added, and in-home wiring generally upgraded, on an as needed or success-based basis. In Belgium, Telenet leases a portion of its network under a long-term capital lease arrangement. These tables include operating statistics for Telenet’s owned and leased networks.
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

Residential Services

•
Video. Our cable operations offer a full range of video services, including basic and premium programming, which can be viewed on the television and, in select markets, through internet connected devices in the home and whenever there is internet connectivity. We provide advanced service offerings, such as an electronic programming guide, high definition (HD) channels, digital video recorders (DVR) and HD DVR. In certain markets, our advance service offerings also include video-on-demand (VoD) and advance next generation set-top boxes like the multimedia home gateway “Horizon TV” or the “TiVo” service offered by Virgin Media in the U.K. These services, together with DVR and HD DVR functionality, give our customers the ability to control when they watch their programming. In several of our markets, we have enhanced pay-per-view programming on channels we distribute and through VoD. In addition, we offer select programming in three-dimensional (3D) format to our customers who have 3D capable televisions. Several of our operations offer television applications (apps) that allow access to programming on a variety of devices, including laptops, smartphones and tablets.

To receive our digital services, a subscriber must either rent a set-top box from our operators, or purchase one and obtain a conditional access security card, or a “smart card”, from our operators. Neither a set-top box nor a smart card is required to receive basic digital television channels in our unencrypted footprints. Accordingly, where our basic digital television channels are unencrypted, subscribers are able to also watch our basic digital television channels, provided that they pay the monthly subscription fee for our analog package and have televisions capable of receiving digital signals. The basic digital television channels in our entire footprints in Germany, Switzerland, Austria, Poland, the Czech Republic and Romania are unencrypted as of December 31, 2014. In the Netherlands, the footprint of UPC Nederland is also unencrypted. We plan to unencrypt the digital versions of our basic analog tier in our entire footprint in the Netherlands in 2015 and we may take similar steps in additional markets in 2015 and future periods. Regardless of whether basic digital channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets.
In some of our markets, instead of a set-top box, a subscriber may use a common interface plus (CI+) module to access our encrypted digital services. A CI+ module is a small device (credit card size) that allows customers with a CI+ enabled television set, who subscribe to, or otherwise have access to, our digital video service, to view such services without a set-top box. No set-top box, CI+ module or smart card is required to receive our analog or unencrypted basic digital services.
Our cable operations generally offer two or three tiers of digital video programming and audio services. Subscribers to our basic digital video service pay a fixed monthly fee and generally receive at least 60 video channels and several audio services. This service also includes VoD access and an electronic programming guide. In our markets where our basic digital service is not encrypted, the cost of our digital service is the same cost as our analog services. In the markets where we encrypt our basic digital service, our digital service is generally offered at an incremental cost equal to or slightly higher than the monthly fee for our basic analog service. For an additional monthly charge, a subscriber may upgrade to one of our extended digital tier services and receive an increased number of video channels, including the channels in the basic tier service. A limited number of HD channels are generally included in our basic tiers of service. Digital subscribers may also subscribe to one or more packages of premium channels, including additional HD channels. In all digital tiers of service, a subscriber also has the option for an incremental monthly charge to upgrade the standard digital device to one with DVR or HD DVR capabilities, which may be rented or purchased. Customers who subscribe to a digital tier generally receive a VoD enabled set-top box without an additional monthly charge. Our VoD services, including catch-up television, are available on a subscription basis or a transaction basis, depending on location and the tier of digital service selected by the subscriber.
In addition to our digital video services, we offer limited analog services in all of our broadband markets, except in the U.K. and in Puerto Rico. Subscribers to our analog video service typically receive 21 to 67 channels of video service, depending on their location. Subscribers to our digital services also receive the channels available through our analog service. In Ireland and Slovakia, we offer a limited number of video channels through MMDS.
Discounts to our monthly service fees are available to any subscriber who selects a bundle of two or more of our services (bundled services): video, internet, fixed-line telephony and, in certain markets, mobile services. Bundled services consist of “double-play” for two services, “triple-play” for three services and “quadruple-play” for four services.
We tailor our tiers of video services in each country of operation based on programming preferences, culture, demographics and local regulatory requirements. Our channel offerings include general entertainment, sports, movies, documentaries, lifestyles, news, adult, children and ethnic and foreign channels. In each of our markets, we also offer a variety of premium channel packages (such as sports, family and international focus) and our VoD service provides a wide variety of movies and special events to meet the special interests of our subscribers. In all of our broadband operations, we continue to upgrade our systems to expand our digital services and encourage our analog subscribers to convert to a digital or premium digital service.
We offer digital video services through DTH satellite in the Czech Republic, Hungary, Romania and Slovakia. We offer these services through UPC DTH S.á.r.l (UPC DTH), a subsidiary of UPC Holding organized in Luxembourg, which also has a management arrangement with another subsidiary, FocusSat Romania Srl (FocusSat), to provide these services in Romania. Similar to our video cable services, we offer a lifeline tier of service, a basic video tier of service and, for an additional monthly charge, subscribers may upgrade to an extended tier of service and may subscribe to various premium channel packages.

•
Interactive Services. To enhance our customers video experience, we offer “Horizon TV”, a next generation multimedia home gateway, in Germany, Switzerland, Ireland and in the UPC Nederland footprint of the Netherlands. Horizon TV is a central media platform that is capable of distributing video, voice and data content throughout the home and to multiple devices. It has a sophisticated user interface that enables customers to view linear channels, VoD programming and personal media content and to pause, replay and record programming. The Horizon TV platform sets up a wireless network that connects the digital video content available on the television to other devices, such as laptops, smartphones and tablets. It also integrates access to personal media content, such as photos, music and movies stored in the home network.

The box for Horizon TV has six inbuilt tuners, two of which are dedicated to channel-surfing. This allows the customer to view programming information while their current program is playing. Also, up to four programs can be recorded simultaneously and up to four devices can connect to the Horizon TV box at the same time and view different content. In certain markets, we offer a box for Horizon TV without the recording functionality. For our multimedia gateway customers, we also offer apps for various services. We intend to (1) expand the availability of Horizon TV to other markets within our footprint and (2) continue to improve the Horizon TV user experience with new functionality and software updates.
For our Horizon TV subscribers, we offer apps for various online services (such as YouTube, Facebook, Picasa and others). The Horizon family of products also includes an online television app for viewing on a second screen called “Horizon Go” that allows video customers to view linear channels, with many channels available outside of the home. Horizon Go also offers access to VoD, and, for Horizon TV customers, when in the home, the second screen devices also act as a remote control. We also have available through Horizon Go the ability to remotely schedule the recording of a television program on the Horizon TV box at home through an iOS or Android mobile digital device or an internet web browser. Other iOS and Android apps that are available allow customers to use their smartphone as an extension of their home phone line.
At December 31, 2014, we had 911,700 Horizon TV subscribers. We are expanding the Horizon TV experience through cloud TV, including cloud DVR, VoD navigation and advanced applications. The Horizon TV cloud platform allows users to stream experiences to set-top boxes and CI+ modules. It also integrates access to personal media content, such as photos, music and movies stored in the home or in the cloud, enabling access on devices both in and outside the home. In November 2014, we launched this cloud-based Horizon TV platform in select areas in Poland, followed by a full commercial launch in January 2015. In Poland, we had over 1,800 Horizon TV subscribers at December 31, 2014. Digital video experiences are offered by us through the “TiVo” platform in the U.K. under a strategic partnership agreement with TiVo Inc. The TiVo boxes provide converged television and broadband internet capabilities.
In addition, we have launched our subscription VoD offering, which we refer to as “MyPrime”. MyPrime offers customers unlimited streaming access to a library of on-demand content. Each library has been tailored to the specific market based on available content, consumer preferences and competitive offers. Generally, the library contains 1,500 movies and 2,000 TV episodes from local and international suppliers such as ABC/Disney, NBC/Universal, CBS/Paramount, Warner TV and Sony. The MyPrime offering also includes over 500 children’s episodes. Where available, MyPrime is included with the Horizon TV platform services (or separately as a premium channel for non-Horizon TV subscribers). We have launched MyPrime in the Netherlands, Switzerland, Poland and Hungary.

•
Broadband Internet. We offer multiple tiers of broadband internet service in all of our broadband communications markets. Depending on location, this service includes download speeds ranging from less than 1 Mbps to an ultra high-speed internet service of 500 Mbps in Hungary and Romania. To a select market in Switzerland, we also have available an ultra high-speed internet service with download speeds of up to 500 Mbps. Our key mass-market package in most of our European operations include a download speed of up to 120 Mbps. Generally, we provide our broadband internet service without any time or data volume restrictions. Our ultra high-speed internet service is based primarily on Euro

DOCSIS 3.0 technology, which is an international standard that defines requirements for a data transmission over a cable system. Our internet service generally includes email, address book, parental controls and online audio. We also offer value-added broadband services through certain of our operations for an incremental charge. These services include security (e.g., anti-virus and spam protection) and online storage and web spaces. In certain of our markets, we offer mobile broadband services as described under —Mobile below.
Our residential subscribers generally access the internet via cable modems connected to their internet capable devices, including personal computers, at various speeds depending on the tier of service selected. This standard means of access is changing as we expand our services to offer wireless networks for the home. In certain of our markets, we are deploying a community WiFi in the home (Community WiFi), which provides a seamless connectivity experience over WiFi to our customers. The Community WiFi is branded as “Wi-Free” in Belgium, Switzerland, Ireland, Poland, Hungry and Romania, as “WifiSpots” in the Netherlands and as “WiFi Buddy” in the U.K. At December 31, 2014, we had approximately 5.1 million WiFi access points in our European footprint. In 2015, through an agreement with Comcast Corporation, our internet customers will also have access to millions of new WiFi access points in the U.S. and across various European countries, for no additional costs. In the U.K., Virgin Media’s customers have access to an extensive network of public WiFi access points, including in the London underground train stations.
Community WiFi is enabled by a cable modem WiFi access point (WiFi modem) in the set-top box, and starting in 2014 the Horizon TV box, of our internet customers. Access is free for our internet customers. The Community WiFi is created through the sharing of access to the public channel of our customers’ home wireless routers. The public channel is a separate network from the secure private network used by the customer within the home and is automatically enabled when the WiFi modem is installed. By using the WiFi modems and the Horizon TV box, the Community WiFi does not affect the internet speeds of our customers.
In the Netherlands, Romania and Switzerland, a subscriber must subscribe to our video service in order to subscribe to our internet service. In our other markets, our broadband internet service is available on a standalone basis or in combination with one or more of our other services. Subscribers to our internet service pay a monthly fee based on the tier of service selected. In addition to the monthly fee, customers pay an activation service fee upon subscribing to an internet service. This one time fee may be waived for promotional reasons. We determine pricing for each different tier of internet service through an analysis of speed, market conditions and other factors.

•
Telephony. Multi-feature fixed-line telephony services are available through our managed, quality of service based voice-over-internet-protocol (VoIP) technology in all of our broadband communication markets. In the U.K., Chile and Hungary, we also provide traditional circuit-switched fixed-line telephony services. We pay interconnection fees to telephony providers when calls by our subscribers terminate on another network and receive similar fees from providers when calls by their users terminate on our network through interconnection points.

Our fixed-line telephony service may be selected in several of our markets on a standalone basis and in all of our markets in combination with one or more of our other services. Our fixed-line telephony service includes a basic fixed-line telephony product for line rental and various calling plans, which may consist of any of the following: unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. We also offer value added services, such as a personal call manager, unified messaging and a second or third phone line at an incremental cost. In some of our markets, we offer a phone app that allows our fixed-line telephony customers with smartphones to use their fixed-line call packages.

•
Mobile. We offer mobile services, both data and voice, as an MVNO over third-party networks in the U.K., Germany, the Netherlands, Belgium, Switzerland, Austria, Chile and Hungary. In Poland we have a small legacy MVNO service that we maintain for those subscribers. We plan to add MVNO arrangements in certain of our other broadband communication markets. The Netherlands, Belgium, Switzerland, Austria, Hungary and Chile provide their mobile telephony services as full MVNOs through partnerships with a third-party mobile network operator in their respective footprints. All of these operations lease the third party’s radio access network and, except for the network in the footprint of Ziggo, own the core network, including switching, backbone, interconnections, etc. These arrangements permit us to offer our customers in these markets all mobile services using the core network without having to build and operate a cellular radio tower network. In the U.K. and Germany, we provide mobile telephony as light MVNOs. In these countries, we lease the core network as well as the radio access network from a mobile network operator. These arrangements permit our customers in these countries to have access to the third party mobile communications services while we maintain the customer relationship. We offer our mobile services throughout the U.K., Belgium, Austria and Chile. Our mobile services in Hungary are available in select areas, with full commercial launch expected in March 2015. In the Netherlands, Germany and Switzerland, we offer our mobile service to our customers located within our footprints who subscribe to at least one of our other products: video, broadband internet or fixed-line telephony.

Where mobile services are available within our operations, subscribers pay varying monthly fees depending on whether the mobile service is included with our fixed-line telephony service or includes mobile data services via mobile phones, tablets or laptops. Our mobile services typically include voice, short message service (or SMS) and internet or data access. Calls, both within and out of network, incur a charge or are covered under a postpaid monthly service plan. Our standalone mobile services are primarily on a postpaid basis with customers subscribing to services for periods ranging from activation for a SIM-only contract to up to 24 months, with the latter often taken with a subsidized mobile handset. In Belgium, however, our postpaid service is offered without a minimum contract term. In the U.K., we also offer a prepaid service, where the customers pay in advance for a pre-determined amount of airtime or data and generally have no minimum contract term. In almost all of our markets, subscribers to a double-or triple-play bundle receive a discount on their mobile service fee.
Business Services
In addition to our residential services, we offer voice, broadband internet, data, video, wireless and cloud services to business customers and public sector organizations. Our business services are designed to meet the specific demands of the business customer. These services differ from residential services in several fundamental ways, such as bandwidth, service levels, billing, security services and the blending of public and private network features. Our business customers include SOHO (generally fewer than 10 employees), small business and medium and large enterprises, as well as on a wholesale basis to other operators. In addition, in some of our markets, we target specific industry segments, such as financial institutions, health care facilities, education institutions and government offices, with tailored solutions combining our standard services with value added features, such as dedicated customer care and enhanced service performance monitoring. We also offer a range of data, voice and internet services to carriers, internet service providers (ISPs) and mobile operators.
Our business services are designed to meet the specific demands of our business customers with a wide range of services. These services fall into five broad categories: (1) VoIP and circuit-switch telephony, hosted private branch exchange solutions and conferencing options, (2) data services for internet access, virtual private networks Ethernet transport and high capacity point-to-point services, (3) video programming packages and select channel lineups for targeted industries, (4) wireless services for mobile voice and data, as well as WiFi networks, and (5) value added services, including webhosting, managed security systems and storage and cloud enabled software.
Our business services are provided to customers at established prices based on the type of services received, the volume and the duration of the service agreement. SOHO and small business customers pay business market prices on a monthly subscription basis to receive enhanced service levels and business features that support their needs. For more advanced business services, these customers generally enter into a service agreement. For medium to large business customers, we enter into individual agreements that address their needs. These agreements are generally for a period of one or more years.
Technology
In almost all of our markets, our video, broadband internet and fixed-line telephony services are transmitted over a hybrid fiber coaxial cable network. This network is composed primarily of fiber optics with only the last part that connects the home to the network composed of coaxial cable. Over 97% of our network allows for two-way communications and is flexible enough to support our current services, as well as new services. In addition, the capacity available on our network increases as our analog subscribers switch to a digital service. This is because multiple digital channels can be compressed into the same space as a single analog channel in the broadcast spectrum. The available space can then be used for other purposes, such as VoD services and high broadband speeds.
We continue to explore new technologies that will enhance our customer’s connected entertainment experience, such as:

•	recapturing bandwidth and optimizing our networks by:

◦	increasing the number of nodes in our markets;

◦	increasing the bandwidth of our hybrid fiber coaxial cable network to 1 GHz;

◦	converting analog channels;

◦	bonding additional 3.0 channels; and

◦	using digital compression technologies;

•	increasing the efficiency of our networks by moving headend functions (encoding, transcoding and multiplexing) to the cloud;

•	enhancing our network to accommodate business services;

•	using wireless technologies to extend our services outside the home;

•	offering remote access to our video services through laptops, smartphones and tablets; and

•
developing and introducing next-generation platforms through multimedia home gateways or online media sharing and streaming or cloud based video, as well as enhanced next generation user interfaces for existing set-top boxes.

In addition, we may expand our hybrid fiber coaxial cable network into new market areas. For example, in 2015, we plan to undertake a network extension program in the U.K. See Item 7. Overview.
We deliver our high-speed data and fixed-line telephony over our cable network. The cable networks of our operations are connected to our “aorta” backbone, a tier 1 carrier, that permits us to serve our customers through settlement free collaboration with other carriers without the cost of using a third-party network.
Supply Sources
For our video services, we license almost all of our programming and on-demand offerings from broadcast and cable programming networks, as well as DTH content providers. For such licenses, we generally pay a monthly fee on a per channel or per subscriber basis. We generally enter into long-term programming licenses with volume discounts and marketing support. For on-demand programming and streaming services, we generally enter into shorter-term agreements. For our distribution agreements, we seek to include the rights to offer the licensed programming to our customers through multiple delivery platforms and through our apps for smartphones and tablets.
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
We license software products, including email and security software, and content, such as news feeds, from several suppliers for our internet services. The agreements for these products require us to pay a per subscriber fee for software licenses and a share of advertising revenue for content licenses. For our TiVo service in the U.K., we have a partnership arrangement where TiVo is the exclusive provider of the user interface software for our next generation set-top boxes, which provide converged television and broadband internet capabilities, and we are the exclusive distributor of the TiVo services and technology in the U.K. For our fixed-line telephony services, we license software products, such as voicemail, text messaging and caller ID, from a variety of suppliers. For these licenses we seek to enter into long-term contracts, which generally require us to pay based on usage of the services.

The following table presents certain penetration and network data as of December 31, 2014, with respect to the cable systems of our consolidated subsidiaries in Europe, Chile and Puerto Rico. The table reflects 100% of the data applicable to each of our subsidiaries regardless of our ownership percentage. Percentages are rounded to the nearest whole number.
Network & Product Penetration Data (%)
at December 31, 2014

	U.K.	Germany	The Netherlands	Belgium	Switzerland	Austria	Ireland	Poland	Hungary	Czech Republic	Romania	Slovakia	Chile	Puerto Rico

Liberty Global Network Data:
Two-way homes passed (HP) percentage (1)	100	98	100	100	100	100	88	97	99	93	95	96	83	100
Digital video availability percentage (2)	100	100(9)	100(10)	100	100(9)	95	97	97	98	95	95	96	82	100
Broadband internet availability percentage (2)	100	98(9)	100	100	100(9)	100	88	97	99	95	95	93	83	100
Fixed-line telephony availability percentage (2)	100	98(9)	100	100	100(9)	100	87	96	99	95	95	93	82	100

Bandwidth percentage (3):
at least 860 MHz	14	98	100	26	100	85	59	99	20	94	95	97	64	40
750 MHz to 859 MHz	76	--	--	--	--	--	35	--(11)	55	--	--(11)	--	22	--
less than 750 MHz	10	2	--	74	--	15	6	1	25	6	5	3	14	60

Liberty Global Product Penetration:
Cable television penetration (4)	30	52	61	71	63	38	44	43	41	33	36	36	34	31
Digital cable penetration (5)	100	35	79	76	50	70	89	76	67	80	64	78	89	100
HD, DVR & HD DVR penetration (6)	86	46	31	100	89	79	89	93	42	47	23	35	41	55
Broadband internet penetration (7)	36	23	44	52	33	34	48	37	36	35	19	24	38	30
Fixed telephony penetration (7)	33	22	37	40	21	27	46	21	32	13	14	14	28	23

Double-play penetration (8)	18	9	15	29	18	14	25	23	13	37	17	9	22	19
Triple-play penetration (8)	66	31	58	51	31	47	44	34	35	14	23	23	47	45

_____________________

(1)	Percentage of total HP that are two-way HP.

(2)	Percentage of total HP to which digital video (including digital MMDS), broadband internet or fixed telephony services, as applicable, are made available.

(3)	Percentage of total HP served by a network with the indicated bandwidth. HP for Ireland excludes MMDS HP.

(4)	Percentage of total HP that subscribe to cable television services (Analog Cable or Digital Cable).

(5)	Percentage of cable television subscribers (Analog Cable and Digital Cable Subscribers) that are Digital Cable Subscribers.

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

(7)	Percentage of two-way HP that subscribe to broadband internet or fixed-line telephony services, as applicable.

(8)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony).

(9)	Assuming the contractual right to serve the building exists in the case of multiple dwelling units.

(10)	Digital video is 100% available in the Ziggo footprint and 99% available in the UPC Nederland footprint.

(11)	Less than 1%.

The following table provides information on the products and services available to our cable customers as of December 31, 2014. Percentages are rounded to the nearest whole number.

Video, Broadband Internet & Fixed-Line Telephony and Mobile Services
at December 31, 2014

	U.K.	Germany	The Netherlands	Belgium	Switzerland	Austria	Ireland	Poland	Hungary	Czech Republic	Romania	Slovakia	Chile	Puerto Rico

Video services (excluding DTH):
Next Generation Video (1)	X	X	X		X		X	X(8)
VoD	X	X	X	X	X	X	X	X	X				X	X
DVR	X	X	X	X	X	X	X	X	X	X	X	X	X	X
HD	X	X	X	X	X	X	X	X	X	X	X	X	X	X
Electronic programming guide	X	X	X	X	X	X	X	X	X	X	X	X	X	X
Number of channels in basic digital tier	61	84 or 83(4)	81 or 60(5)	75	85	103	63	129	88	100	141	99	86	105
Number of channels in basic analog tier (2)	n/a	40 or 38(4)	30 or 25(5)	21	65	30	26	32 or 42(9)	29	41	51	47	67	n/a
Number of unique channels in basic digital tier (3)	61	44 or 45(4)	51 or 35(5)	54	20	70	37	87 or 97(9)	55	75	90	51	19	105
Number of HD channels	43	66 or 67(4)	52 or 41(5)	15	90	48	41	53	24	36	33	26	33	101

Broadband internet service:
Maximum download speed offered (Mbps)	152	200	200 or 180(5)	160	250(6)	250	200	250	500	240	500	300	120	100
Percentage of Two-way Homes Passed with 3.0 speeds of at least 100 Mbps	100	100	99 or 100(5)	100	100	100	98	100	93	98	100	100	100	100

Fixed-line telephony and mobile services:
VoIP Fixed-line	(7)	X	X	X	X	X	X	X	X	X	X	X	X	X
Mobile (MVNO)	X	X	X	X	X	X		(10)	(11)				X

___________________

(1)	Available on the Horizon TV platform, except in the U.K. where these services are available through TiVo.

(2)	Excludes the lifeline tier.

(3)	Excludes the channels that are also included in basic analog tier.

(4)	Depending on whether the subscriber is located in Baden-Württemberg, North Rhine-Westphalia or Hesse.

(5)	Depending on whether the subscriber is located in the UPC Nederland footprint or the Ziggo Footprint.

(6)	Offers 500 Mbps in a limited area.

(7)	Available to business customers only.

(8)	Launched in select areas in November 2014, with full commercial launch in January 2015.

(9)	Depending on location.

(10)	Limited to legacy subscribers.

(11)	Available in select areas.

Operations
Provided below is country-specific information with respect to the broadband communications and DTH services of our subsidiaries.

•
United Kingdom and Ireland. The European Operations Division operates a cable network in the U.K. under the Virgin Media brand and cable and MMDS networks in Ireland under the UPC brand (UPC Ireland). Both Virgin Media’s and UPC Ireland’s video services include a broad range of digital interactive services, including VoD, and a range of premium subscription-based and pay-per-view services.

U.K. Virgin Media offers triple-play services consisting of video, internet and fixed-line telephony in parts of many metropolitan areas in England, Wales, Scotland and Northern Ireland. Virgin Media also offers quadruple-play services that include mobile voice and data services as an MVNO through an arrangement with a mobile communications provider.
As a complement to its broadband services, Virgin Media offers a comprehensive internet streaming video service, Virgin TV Anywhere, that allows its video customers to stream up to 103 real-time video channels and watch VoD content anywhere in the U.K. where they have a broadband connection. The streaming service is available at no extra cost to Virgin Media’s digital video customers. In addition, Virgin Media offers the multimedia home gateway TiVo to its digital video customers. Customers can record up to three programs simultaneously when watching an existing recording. TiVo customers can also access real-time television channels and manage their TiVo box with a laptop, smartphone or tablet. When in the home, these devices also act as a remote control for TiVo. It also offers a TiVo app for the Netflix video service that allows up to five individual profiles on a single account. At December 31, 2014, Virgin Media had 2.5 million connected TiVo customers. Virgin Media does not offer an analog video service.
Virgin Media offers its subscribers premium digital channels from Sky plc (Sky) through an agreement with Sky and premium BT Sport channels through an agreement with BT Group plc (BT). Virgin Media subscribers may receive these channels through a smart card on Virgin Media’s network as part of Virgin Media’s services or for an incremental subscription fee. In addition, Virgin Media subscribers using TiVo may access internet programming services and a Eurosport app pursuant to agreements between Virgin Media and such service providers.
Through its twisted copper network, Virgin Media offers fixed-line telephony services to its residential customers. It offers its mobile service on both a prepaid and postpaid basis. Virgin Media’s telephony services via VoIP are only available to its business customers. In addition, Virgin Media offers mobile services and its customers have access to an extensive network of public WiFi hotspots, including in the London underground train (or Tube) stations.

Ireland. UPC Ireland’s operations are located in five regional clusters, including the capital city of Dublin and other cities, including Cork, Galway and Limerick. To complement its digital offering, UPC Ireland offers its digital subscribers several premium channels (sports, movies, adult, ethnic and kids). UPC Ireland’s services include Horizon TV and, at December 31, 2014, it had 113,000 connected Horizon TV subscribers. It also offers Horizon Go, giving access to linear channels and VoD programming. For its business customers, UPC Ireland has introduced a number of Community WiFi networks. In January 2015, UPC Ireland increased its fastest broadband internet download speed to 240 Mbps. Also in 2015, UPC Ireland will expand its products to include mobile services as an MVNO.

•
Germany. The operations of the European Operations Division in Germany are currently conducted under the brands Unitymedia and Kabel BW (collectively, Unitymedia KabelBW). Unitymedia KabelBW’s operations are located in the German federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse and include the major cities of Cologne, Dortmund, Düsseldorf, Essen, Frankfurt, Karlsruhe, Mannheim, Stuttgart and Wiesbaden. Unitymedia KabelBW offers triple-play services consisting of video, internet and fixed-line telephony services in nearly all of its footprint. Unitymedia KabelBW offers a CI+ module to its video cable customers for an incremental monthly charge. No set-top box, CI+ module or smart card is, however, required to receive basic digital services because our basic digital service is unencrypted in our German footprint. In September 2013, Unitymedia KabelBW launched Horizon TV in North Rhine-Westphalia and Hesse followed by a launch in Baden-Württemberg in November 2014. At December 31, 2014, Unitymedia KabelBW had over 245,000 connected Horizon TV subscribers.

Through an agreement with Sky Deutschland AG (Sky Deutschland), Unitymedia KabelBW offers its subscribers premium video channels from Sky Deutschland. Unitymedia KabelBW subscribers may receive Sky Deutschland channels for an incremental subscription fee through a smart card on the Unitymedia KabelBW network. VoD is available to subscribers to its digital video service on a pay-per-view basis and includes HD and 3D content. In addition, Unitymedia KabelBW offers Horizon Go, giving subscribers access to 100 linear channels of which 13 channels plus VoD programming may be accessed remotely.
Approximately two-thirds of Unitymedia KabelBW’s video customers are in multiple dwelling units where Unitymedia KabelBW has the billing relationship with the landlord or housing association or with a third party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. Many of these agreements allow Unitymedia KabelBW to offer its digital video, broadband internet and fixed-line telephony services directly to the end customer. Professional Operators may procure the basic video signals from Unitymedia KabelBW at volume-based discounts and generally resells them to housing associations with whom the operator maintains the customer relationship. Unitymedia KabelBW has entered into agreements with Professional Operators, such as Tele Columbus Multimedia GmbH, that allow Unitymedia KabelBW to market its digital video, broadband internet and fixed-line telephony services directly to the Professional Operator’s subscriber base.
Unitymedia KabelBW has entered into various long-term agreements with the incumbent telecommunications operator, Deutsche Telekom AG (Deutsche Telekom), for the lease of cable duct space and hubs, as well as use of fiber optic transmission systems, towers and facility space. In addition, Unitymedia KabelBW purchases a portion of the electricity required for the operation of its networks through Deutsche Telekom under such agreements. Unitymedia KabelBW’s ability to offer its broadband communications services to customers is dependent on the agreements with Deutsche Telekom. These agreements are long-term and may only be terminated under certain limited exceptions. Any termination, however, would have a material adverse effect on the operations of Unitymedia KabelBW. For information on a legal action that Unitymedia KabelBW commenced against Deutsche Telekom in December 2012 regarding these agreements, see note 17 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

•
The Netherlands. The operations of the European Operations Division in the Netherlands are conducted by UPC Nederland under the UPC brand and, since November 12, 2014, by Ziggo under the Ziggo brand. UPC Nederland’s operations are located in six regional clusters, including the major cities of Amsterdam and Rotterdam. Ziggo’s operations cover six regional areas, including the cities The Hague, Utrecht, Maastricht, Groningen and Tilburg. Both UPC Nederland and Ziggo (collectively, the Ziggo Group) offer video, internet, fixed-line telephony and mobile services as an MVNO.

Digital subscribers may subscribe to premium channels, including HBO, Film1, Sport1, Fox Sports International and the premium football league channel, Fox Sports Eredivisie, alone or in combination, for additional monthly charges. For subscribers in the UPC Nederland footprint who want access to thousands of movies and TV series, the video service MyPrime is available. VoD services, including catch-up television, are available on a subscription or a transaction basis, depending on location and the tier of digital service selected by the subscriber. VoD services are also available to CI+ users in the Ziggo footprint. A subscription-based VoD service is included in the extended digital tier for no additional charge. The transaction VoD service includes over 2,000 titles of on-demand content in the UPC Nederland footprint and over 5,000 titles in the Ziggo footprint.

Horizon TV is available to UPC Nederland customers as are applications on the gateway device that provide access to various internet services, such as YouTube and Facebook. At December 31, 2014, UPC Nederland had over 330,000 connected Horizon TV subscribers. We intend to expand the availability of Horizon TV to Ziggo customers during 2015.
Ziggo offers its customers a cloud-based interactive television service using existing set-top boxes. By combining IP protocol with the standard set-top box, devices without built-in hardware functionality for interactivity can make use of interactive services through the cable network in the Ziggo footprint. Also available in the Ziggo footprint is a CI+ 1.3 module that enables subscribers to the digital video service to view such service without a set-top box and use a single remote control. To utilize this service, Ziggo customers must have a CI+ 1.3 enabled television and obtain the CI+ 1.3 module and smart card from Ziggo. At December 31, 2014, Ziggo had over 690,000 interactive subscribers in the Ziggo footprint.

•
Belgium. The operations of the European Operations Division in Belgium are conducted under the Telenet brand. At December 31, 2014, we owned 56.6% of Telenet’s outstanding ordinary shares. Telenet offers quadruple-play services consisting of video, broadband internet, fixed-line telephony and mobile voice and data services in Belgium, primarily to residential customers in the Flanders region and approximately one-third of the city of Brussels. In addition, pursuant to an agreement executed on June 28, 2008 (the PICs Agreement) with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet leases the PICs broadband communications network and, accordingly, makes its services available to all of the homes passed by the cable network owned by the PICs.

Telenet’s premium video channels include general entertainment, sports (including non-exclusive broadcasting rights for the domestic football league), documentary, foreign language, kids, music, adult and movies. In February 2013, Telenet launched Yelo TV. Yelo TV is an online video service that offers linear channels and VoD programming on a laptop, smartphone or tablet and in the home on the television via the customer’s set-top box. At December 31, 2014, it had over 400,000 connected Yelo TV subscribers. Telenet offers Yelo TV apps that allow Telenet’s digital video customers to remotely manage their DVR, view programs remotely (up to seven days after the original broadcast) and access VoD with a laptop, smartphone or tablet. Telenet also offers a CI+ module for an incremental monthly charge to access its encrypted digital service.
Telenet has an extensive network of Community WiFi across its footprint, branded “Wi-Free”. The Community WiFi provides free WiFi access to its customers who are traveling within its footprint. Telenet has approximately 1.2 million access points to the Community WiFi as of December 31, 2014, including approximately 2,000 public hotspots covering train stations, bars, hotels and similar public places. In addition, Telenet offers, individually and as a bundle, fixed-line telephony services over its network and mobile telephony services as a full MVNO under the “Telenet Mobile” brand name.
Telenet has the direct customer relationship with the analog and digital video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term capital lease. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of Telenet).

•
Switzerland and Austria. The European Operations Division also operates a cable network in Switzerland under the UPC Cablecom brand (UPC Cablecom) and cable and DSL networks in Austria under the UPC brand (UPC Austria). The DSL services are provided over an unbundled loop or, in certain cases, over a shared access network. Both UPC Cablecom and UPC Austria offer mobile voice and data services as an MVNO. Customers with the necessary equipment and who subscribe to the analog service are also able to access our basic digital service, which is unencrypted in the UPC Cablecom and UPC Austria’s footprints.

Switzerland. UPC Cablecom’s operations are located in 24 of the 26 member states (Cantons) of Switzerland, including major cities such as Bern, Zürich, Lausanne and Geneva. UPC Cablecom’s basic video service (digital or analog) is available in any one of three languages (French, German or Italian). At the beginning of 2013, UPC Cablecom launched Horizon TV and at December 31, 2014, it had 223,000 connected subscribers. As a complement to its digital video service, UPC Cablecom also offers apps that allow its subscribers to remotely manage a DVR, view linear channels, replay a linear channel without recording it and access VoD with a laptop, smartphone or tablet anywhere a broadband or WiFi connection is available. Beginning in 2015, UPC Cablecom’s basic digital service will be a triple-play package consisting of video, broadband internet and fixed-line telephony services, plus an app to use the fixed-line telephony service on a smartphone. In addition, UPC Cablecom has launched a Community WiFi network throughout its footprint.
In each of its digital cable packages, UPC Cablecom includes the functionality for transaction-based VoD service (depending on location), including catch-up television and pay-per-view services, and HD channels. Fully integrated in the VoD service is the video library MyPrime, which UPC Cablecom launched in September 2014. MyPrime is included in the extended digital tiers for no additional charge. UPC Cablecom’s basic digital service is not encrypted. A CI+ module or set-top box in combination with a smart card is, however, required to view any of UPC Cablecom’s encrypted digital packages with the customer paying the incremental charge over the digital entry tier’s applicable rate.
For 66% of its video subscribers, UPC Cablecom maintains billing relationships with landlords or housing associations, and provides basic video service to the tenants. The landlord or housing association administers the billing for the basic video service with their tenants and manages service terminations for their rental units.
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
Austria. UPC Austria’s cable operations are located in regional clusters encompassing the capital city of Vienna, the regional capitals of Graz, Innsbruck and Klagenfurt, two smaller cities and the Vorarlberg region. Three of these cities (Vienna, Wr. Neustadt and Baden), directly or indirectly, own 5% of the local operating subsidiary of UPC Austria serving the applicable city. UPC Austria’s DSL operations are available in the majority of Austria, wherever the incumbent telecommunications operator has implemented DSL technology. UPC Austria’s video service (digital and analog) is available primarily in the German language. Its premium packages include ethnic channels (such as Serb, Bosnian and Turkish channels), music, adult and international channels. In addition, through an agreement with Sky Deutschland, UPC Austria offers its digital subscribers a number of premium channels, including HD channels, from Sky Deutschland. UPC Austria also offers Horizon Go that allows its customers with double play services of video and broadband internet to access up to 55 to 100 linear channels (depending on tier of service) and VoD programming. UPC Austria offers its broadband internet service over cable and over DSL.

•
Central and Eastern Europe. The European Operations Division also operates cable networks under the UPC brand in Poland (UPC Poland), Hungary (UPC Hungary), the Czech Republic (UPC Czech), Romania (UPC Romania) and Slovakia (UPC Slovakia). VoD service, including catch-up television, is available to our subscribers in Hungary and in major metropolitan areas in Poland. UPC Hungary, UPC Poland and UPC Romania have each launched apps for no charge to subscribers that permit them to view the digital channel programming guide, schedule DVR recordings from any location, and use their smartphones as a television remote control. The European Operations Division also has DTH operations in most of these countries, which it provides through UPC DTH.

Poland.  UPC Poland’s operations are located in regional clusters encompassing nine of the 10 largest cities in Poland, including the capital city of Warsaw and the cities of Cracow and Katowice. Customers with the necessary equipment and who have a monthly subscription to UPC Poland’s analog service are also able to access its basic digital service, which is unencrypted. UPC Poland also offers a catch-up television service and Horizon Go. UPC Poland launched Horizon TV using the cloud in select areas in November 2014 with a full commercial launch in January 2015. At December 31, 2014, had over 1,800 connected Horizon TV subscribers. The video service MyPrime became available to video subscribers in December 2014. In addition, UPC Poland launched Community WiFi in 2014, which is free to its broadband internet service customers subscribing to download speeds of at least 30 Mbps.
Hungary. UPC Hungary’s operations are located in 23 major Hungarian towns and cities, including the capital city of Budapest and the cities of Debrecen, Miskolc, Pécs and Székesfehérvár. For its digital video subscribers, UPC Hungary offers a CI+ module, which in combination with a smart card, allows the subscriber to view the digital service without the need for a set-top box. In each of its digital cable packages, UPC Hungary includes the functionality for transaction-based VoD services. UPC Hungary offers to its subscribers with HD set-top boxes apps for various online services (such as YouTube, Picasa, Flickr and others). It also offers the video service MyPrime and the online streaming service HBO Go. HBO Go is available at no additional charge to UPC Hungary customers who subscribe to the HBO channels. In November 2014, UPC Hungary launched mobile services as an MVNO in select areas and Community WiFi, which has approximately 280,000 access points in Hungary. UPC Hungary offers its fixed-line telephony services through circuit-switched fixed-line telephony to subscribers on its twisted copper pair network and through VoIP over its two-way capable cable network.

The Czech Republic.  UPC Czech’s operations are located in cities and towns throughout the Czech Republic, including Prague, Brno, Ostrava and Plzen. Over 40% of the subscribers to UPC Czech’s digital video service receive such service through a set-top box with HD or HD DVR functionality. In November 2014, UPC Czech launched the online video service Horizon Go. It plans to launch Horizon TV based on the cloud in 2015. UPC Czech offers a lifeline tier and basic tier of digital programming, as well as extended tiers and premium packages. Approximately 48% of UPC Czech’s digital cable subscribers receive the basic and extended tier services. UPC Czech’s analog service is offered only in areas where its digital service is not available and includes a lifeline tier of services.
Romania.  UPC Romania’s operations are located primarily in three regional clusters, which include nine of the 12 largest cities (each with more than 150,000 inhabitants) in Romania, including the capital city of Bucharest and the cities of Cluj-Napoca, Timisoara, Iasi and Constanta. UPC Romania’s video service includes Romanian terrestrial broadcast channels, selected European satellite programming and other programming. In November 2014, UPC Romania launched the online video service Horizon Go. In addition to its standard broadband internet service offerings, UPC Romania also offers a 256 Kbps service at no incremental charge as an inducement for customers to subscribe to certain services. Its Community WiFi services has approximately 240,000 access points in Romania.
Slovakia.  UPC Slovakia’s operations are located in seven regions in Slovakia, including the five largest cities of Bratislava, Kosice, Presov, Banská Bystrica and Zilina. Besides its video cable services, UPC Slovakia offers video services in certain areas over its MMDS network. UPC Slovakia offers almost all of the Slovakian terrestrial, cable and local channels available, selected European satellite and other programming, and audio channels. The online streaming service HBO Go is available to HBO channel subscribers. Subscribers to UPC Slovakia’s digital video services may receive such service through a CI+ module in combination with a smart card without the need for a set-top box. UPC Slovakia’s analog service, which is not available to its MMDS subscribers, includes a lifeline tier of service.
UPC DTH. UPC DTH, based in Luxembourg, provides DTH services in the countries of the Czech Republic, Hungary and Slovakia and manages the Romania DTH provider FocusSat. UPC DTH and FocusSat together provide DTH services to over 780,000 customers. UPC DTH offers a lifeline tier and either directly or through FocusSat a basic tier, an extended tier and premium channel options, as well as 25 free-to-air (FTA) television and audio channels. A subscriber to its basic tier may receive 50 to 70 digital video channels depending on their location. Its premium channel offerings cover a range of interests (such as movies, adventure, sports, adult and comedy). In 2013, UPC DTH launched a CI+ module offer in the Czech Republic and Slovakia. The CI+ module will enable its subscribers in the Czech Republic and Slovakia to receive its signals without a set-top box. DVRs are also available and a subscriber to the extended tier receives 10 to 14 HD channels depending on their location. In 2014, UPC DTH added HBO Go for its HBO customers in Hungary, Czech Republic and Slovakia. For no additional charge, such customers may access their HBO channels anytime, anywhere on multiple devices.
Subscribers to the DTH services may pay either an annual fee and receive an activation card for the lifeline tier of video service or pay a monthly fee for a basic or extended tier of service. UPC DTH provides DTH services to 20% of our total video subscribers in the Czech Republic, 30% of our total video subscribers in Hungary, 27% of our total video subscribers in Slovakia and, through FocusSat, 28% of our total video subscribers in Romania.
UPC DTH and FocusSat have agreements with Telenor Satellite Broadcasting for the lease of transponder space, including expansion capacity, on the Thor satellites. These agreements will expire on December 31, 2017, unless extended as provided in such agreements. All of UPC DTH’s services are on the Thor satellite system. UPC DTH offers both standard definition (SD) and HD services to all of its customers in Hungary, the Czech Republic, Slovakia and, through FocusSat, in Romania.

•
Latin America. Our Latin American operations are currently located in Chile and Puerto Rico, where we offer a variety of broadband services over our cable distribution systems, plus mobile services in Chile. Our broadband distribution business and mobile services in Chile are conducted through our wholly-owned subsidiary VTR. Our broadband telecommunications service in Puerto Rico is conducted through our indirect 60%-owned subsidiary Liberty Puerto Rico.

Chile. VTR offers triple-play services consisting of video, broadband internet and fixed-line telephony services in 34 communities within Santiago and 42 communities outside Santiago, including Chile’s largest cities, such as Iquique, Antofagasta, Concepción, Viña del Mar, Valparaiso and Rancagua, and smaller cities across Chile. VTR obtains programming from the United States, Europe, Argentina and Mexico. VTR also carries domestic Chilean cable programming, which includes local events such as football (soccer) matches and regional content.
VTR offers a full range of digital video services, including basic and premium packages. All digital video services are encrypted and require a set-top box provided by VTR. In addition, digital cable customers may subscribe to one or more premium video channels, including HD channels for an additional monthly charge. The premium channels include movies, sports, kids, international and adult channels. VoD services, including catch-up television, are available on a subscription or a transaction basis, depending on location. VoD services include over 3,900 titles of on-demand content, including multi-screen features. VTR plans to launch Horizon TV through an advanced, cloud-based platform in 2015. VTR’s analog service is offered only in areas where its digital service is not available.
VTR offers its broadband internet services in 34 communities within Santiago and 42 communities outside Santiago. In its highest tier of service, VTR offers high-speed internet service with download speeds of up to 120 Mbps. Its key mass-market package includes a download speed of up to 40 Mbps. VTR also offers multi-feature telephony service over its cable network to customers in 34 communities within Santiago and 42 communities outside Santiago via either circuit-switched telephony or VoIP, depending on location. VTR offers mobile voice and data services as a full MVNO pursuant to an arrangement with a third-party mobile telecommunications provider.
Puerto Rico. Liberty Puerto Rico offers only digital broadband services and provides these services in the San Juan metropolitan area and numerous other municipalities covering two-thirds of the island. Liberty Puerto Rico’s video service includes a basic tier of digital programming, an extended tier and premium packages, as well as a VoD service. The Liberty Puerto Rico network includes a 360 mile fiber ring around its network providing enhanced interconnectivity points to the island’s other local and international telecommunications companies. Liberty Puerto Rico is exploring adding MVNO arrangements to its product line-up and other features of mobility to its service. For example, it recently launched Community WiFi in Plaza Las Americas, a major shopping center in San Juan. On December 9, 2014, an entity jointly-owned by us and Searchlight Capital entered into an agreement to acquire the parent of Puerto Rico Cable Acquisition Company, Inc., dba Choice Cable TV, the second largest cable and broadband services provider in Puerto Rico. This acquisition is subject to customary closing conditions, including regularity approvals, and is expected to close in the first half of 2015.
Competition
The markets for video, broadband internet, fixed-line telephony and mobile services are highly competitive and rapidly evolving. In addition, technological advances and product innovations have increased and are likely to continue to increase the number of alternative providers available to our customers. Consequently, our businesses have faced and are expected to continue to face significant competition in these markets in the countries in which they operate and specifically, as a result of deregulation, in the European Union (EU). The percentage information in this section reflects the data for each country regardless of the extent of our footprint in such country and is as of the date of the relevant sources listed in the following sentences. The percentage information provided below for the various countries is based on information from the subscription based website DataXis for the third quarter of 2014. The competition in certain countries in which we operate is described more specifically after the respective competition overview on video, broadband internet, fixed-line telephony and mobile services.
Video Distribution
Our businesses compete directly with a wide range of providers of communication and entertainment services to consumers. Depending upon the country and market, these may include:

•	traditional FTA broadcast television services;

•	DTH satellite service providers;

•
other fixed-line telecommunications carriers and broadband providers, including the incumbent telephony operators offering (a) DTH satellite services, (b) IPTV over broadband internet connections using asymmetric digital subscriber line (ADSL) or very high-speed DSL technology (VDSL) or an enhancement to VDSL called “vectoring”, (c) IPTV over fiber optic lines where the fiber is to the home, cabinet, or building or to the node networks (fiber-to-the-home/-cabinet/-building/-node is referred to herein as FTTx), or (d) long-term evolution wireless service, the next generation of ultra high-speed mobile data, also called “4G” (referred to herein as LTE) services;

•	digital terrestrial television (DTT) broadcasters, which transmit digital signals over the air providing a greater number of channels and better quality than traditional analog broadcasting;

•	other cable operators in the same communities that we serve;

•	over-the-top video content aggregators utilizing our or our competitors’ high-speed internet connections;

•	satellite master antenna television systems, commonly known as “SMATVs”, which generally serve condominiums, apartment and office complexes and residential developments;

•	MMDS operators; and

•	movie theaters, video stores, video websites and home video products.
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
Europe
In the European countries in which we operate, over 90% of the households have a television. Our principal competition in the provision of video services in our European markets has historically been from traditional FTA broadcasters; DTH satellite providers in many markets, such as the U.K., Germany, Austria, Ireland, the Czech Republic and Slovakia, where we compete with long-established satellite platforms; incumbent telecommunications providers using fiber technology; and cable operators in various markets where portions of our systems have been overbuilt. In addition, in Belgium we are beginning to experience competition on own network as a result of the Belgium Regulatory Authorities granting third-party operators (including the incumbent telephony operator) access to cable operators’ networks. See Regulatory Matters—Belgium. Mobile broadband has gained a noticeable share of subscribers, and competition from SMATV or MMDS could also be a factor. In addition, as accessibility to video content on the internet increases, over-the-top viewing is a competitive factor. Overall, we are experiencing more and more convergence as customers are increasingly looking to receive all their media and communication services from one provider at attractive prices. As a result, our ability to offer triple-play or quadruple-play bundles is a key marketing concept to continue to attract and retain customers.
Over the last several years, competition has increased significantly from both new entrants and established competitors using advanced technologies, aggressively priced services and exclusive channel offerings. Our competitors are also improving their video platforms with next generation set-top boxes. DTT is a significant part of the competitive market in Europe as a result of a number of different business models that range from full blown encrypted pay television to FTA television. Similarly, VDSL, which is either provided directly by the owner of the network or by a third party, is a significant part of the competitive environment in many of our markets as are FTTx networks. In all of our European markets, competitive video services are offered by the incumbent telecommunications operator, whose video strategies include DTH, DTT and IPTV over VDSL and FTTx networks. The ability of incumbent operators to offer the triple-play of video, broadband internet and fixed-line telephony services and, in some countries, a quadruple-play with mobile services, is exerting growing competitive pressure on our operations, including the pricing and bundling of our video products. The providers of DTH satellite services, particularly in the Central and Eastern European markets, are also significant competitors. In addition, over-the-top video aggregators are becoming more active in all our markets with their VoD service for television series and movies, catch-up television and linear channels from broadcasters. In some cases, these over-the-top services are provided free-of-charge, or the content library of such services are offered on an unlimited basis for a monthly fee.
Our ability to continue to attract and retain customers will depend on our continued ability to acquire appealing program content and third-party programming services on acceptable financial or other terms. Some competitors, such as Swisscom AG (Swisscom) in Switzerland, have obtained long-term exclusive contracts for certain popular programs, which limits the opportunities for other providers, including our operations, to offer such programs. Other competitors also have obtained long-term exclusive contracts for programs, but our operations have access to certain of such programming through select contracts with these companies, including Sky Deutschland in Germany and Sky in the U.K. and in Ireland. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
Portions of our systems have been overbuilt by FTTx networks, primarily in the Czech Republic, Romania and Slovakia and, to a lesser extent, in Hungary, the Netherlands and Switzerland. Based on research of various telecommunication publications, including by the Organization for Economic Cooperation and Development, and internal estimates, approximately 65%, 92%, and 73% of our cable networks in the Czech Republic, Romania and Slovakia, respectively, have been overbuilt by FTTx networks. Also, 12% of our footprint in Hungary, 28% of our footprint in the Netherlands and 37% of our footprint in Switzerland are overbuilt by FTTx networks. Although we have extensive FTTx overbuild in Switzerland, connectivity to the FTTx network is not available at all locations. In addition, government and quasi-government entities in certain of the countries in which we operate in Europe continue to invest in FTTx networks, creating another source of competition. In order to achieve download speeds of up to 100 Mbps or greater for customers, incumbent telecommunications operators are increasingly adopting VDSL with vectoring and bonding technologies as a more cost efficient solution compared to FTTx initiatives.
Our Central and Eastern European markets are also experiencing significant competition from other cable operators. These cable operators have significantly overbuilt our operations in Poland, Hungary, Romania and Slovakia. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development, and internal estimates, approximately 42%, 52%, 95% and 47% of our operations in Poland, Hungary, Romania and Slovakia, respectively, are overbuilt by other cable providers.
In most of our Central and Eastern European markets, we also face intense competition from DTH services. Digi TV, the DTH platform of RCS & RDS S.A. (Digi TV), a Romanian cable, telephony and internet service provider is targeting our analog cable, MMDS and DTH customers with aggressively priced DTH packages, in addition to overbuilding portions of our cable network in Hungary and Romania. In the Czech Republic and Slovakia, SkyLink, the brand name of M7 Group SA, a European provider of DTH services, is a DTH competitor providing aggressively priced packages of video content. The incumbent telecommunications operator in Romania also operates a competing DTH platform. UPC DTH offers advanced services and functionality, including DVR and premium content, to most of our Central and Eastern European markets. UPC DTH’s share of the subscription-based television market is 8% for Hungary, 4% for the Czech Republic, 4% for Slovakia and, through FocusSat, 5% for Romania.
In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets have been pricing their DTT, VDSL or DTH video packages at a discount to the retail price of the comparable digital cable service and, in some cases, including DVRs as a standard feature.
To meet the challenges in this competitive environment, we compete on value by offering advanced digital services, such as DVR functionality, HD, VoD, catch-up television and multi-media gateways. We seek to compete by accelerating the migration of our customers from analog to digital services, using such advanced digital features and offering attractive content packages and bundles of services at reasonable prices. HD and DVRs are an integral part of our digital services in all of our markets and VoD and catch-up television are an integral part of our digital services in most of our markets. In each of our countries we also tailor our packages to include attractive channel offerings and offer recurring discounts for bundled services and loyalty contracts. Discounts for bundled services are available in all our Europe operations. In addition, from time to time, digital channel offerings are modified by our operations to improve the quality of our programming. We also use the triple-play bundle as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services. In several of our markets, we have expanded our services to include mobile voice and data. We also continue to explore new technologies that will enhance our customer’s television experience. In this regard, to further enhance our digital video services, we have expanded our markets in which Horizon TV is available, including the recent launch of a cloud-based Horizon TV platform in Poland. We have also launched our on-line Horizon Go and MyPrime in a number of markets and we continue to enhance the TiVo platform in the UK and Yelo TV in Belgium.

•
United Kingdom. We are the largest cable television provider in the U.K. in terms of the number of video cable customers and the sole provider of video cable services in substantially all of our network area. Virgin Media’s video cable services are available to approximately 46% of the U.K. television households and it serves 14% of the total U.K. television market. Virgin Media’s digital television services compete primarily with those of Sky, which is the primary pay satellite television platform in the U.K. Sky has approximately 10.1 million subscribers in the U.K. or 37% of the total television market. Sky owns the U.K. rights to SD, HD and 3D versions, as the case may be, of various sports and movie programming content. Sky is both a principal competitor in the pay-television market and an important supplier of content to us. Virgin Media distributes several basic and premium video channels supplied by Sky. BT, which offers VDSL services throughout the U.K., is also a principal competitor as well as an important supplier of content to us. BT owns premium BT Sport channels, providing a range of sports content including football (soccer) from the English Premier League and, from the 2015/2016 football (soccer) season, exclusive rights to the UEFA Champions League and the UEFA Europa League. The BT Sport channels are available over BT’s IPTV platform, Sky’s satellite system and our cable network. BT offers customers who subscribe to their broadband service free access to the SD version of the BT Sport channels. In addition, FTA DTT and internet-connected television services are a competitive factor. For example, Netflix, Google and Apple have all launched IPTV products.

To compete effectively, Virgin Media promotes its ability to offer attractive triple-play bundles over its cable network and its multimedia platform TiVo. TiVo, together with Virgin Media’s VoD service and DVR functionality, allow its subscribers to personalize their programming. It also offers Virgin TV Anywhere, which allows its video subscribers to stream linear channels and access VoD services anywhere with WiFi connectivity. Recently, Virgin Media rolled back prices on key bundles with a 12-month service contract, increased the number of HD channels and offers targeted bundles for sports enthusiasts. In addition, Virgin Media’s quadruple-play bundles are a key market offer.

•
Ireland. UPC Ireland is the sole provider of video cable services in Ireland. UPC Ireland’s video cable service is available to approximately half of the television households in Ireland and it serves 22% of the total television market. UPC Ireland’s primary competition for video customers is from Sky, which provides DTH satellite services to 39% of the television households in Ireland and launched triple-play services in 2013. Sky has announced it intends to increase its service offerings through FTTx networks in 2015. UPC Ireland also faces potential competition from a recently launched over-the-top video service by Eircom Limited and smaller video providers, including providers using FTTx networks. Although FTA DTT is available in most of Ireland, primarily through Ireland’s national public broadcaster, Raidió Teilifís Éireann, competition is limited due to its small programming offering. To enhance its competitive position, UPC Ireland offers Horizon TV. With Horizon TV, UPC Ireland realigned its bundle offers, including increasing the broadband internet speed to 200 Mbps for its mass market bundles followed by another increase to 240 Mbps in January 2015. It also increased the number of its sports channels in HD.

•
Germany. We are the second largest cable television provider in Germany and the largest cable television provider in the federal states of Baden-Württemberg, North Rhine-Westphalia and Hesse based on the number of video cable subscribers. Unitymedia KabelBW’s video cable services are available to approximately 33% of the television households in Germany and it serves 17% of the total television market. Unitymedia KabelBW’s primary competition is from FTA television received via satellite. Unitymedia KabelBW also competes with the IPTV services over VDSL and FTTx and DTH of the incumbent telecommunications operator, Deutsche Telekom. Deutsche Telekom has approximately 2.4 million video subscribers in Germany, or 6% of the total television market, for primarily its IPTV services and has announced plans to cover approximately 65% of German homes with its VDSL network by 2016. We estimate it will have overbuilt nearly our entire network with VDSL by the end of 2016. Deutsche Telekom offers competitively priced triple-play bundles and promotional discounts for new customers. In addition, Vodafone Group Plc (Vodafone) bundles its IPTV service with its broadband offerings through Deutsche Telekom’s DSL network under a resell agreement. Deutsche Telekom and Professional Operators compete with Unitymedia KabelBW for housing association contracts. Over the last few years, Deutsche Telekom has become increasingly competitive in this market. Professional Operators typically procure the broadcast signals they distribute from Unitymedia KabelBW or from DTH providers. Certain Professional Operators may also use such opportunities to build their own distribution networks or to install their own head-ends for receiving satellite signals.

Other alternative distributors of television services are an increasing threat as well. To a lesser extent, Unitymedia KabelBW competes with the services of Sky Deutschland, which offers a digital premium subscription service to households that receive their basic television service via FTA satellite, cable or other technologies. Competition with Sky Deutschland may increase following its October 2014 launch of a standalone online video streaming service. In addition, there is a risk of competition for video services from commercial broadcasters and other content providers that currently pay Unitymedia KabelBW fees for transmitting their signals, but may seek to diversify their distribution on alternative platforms such as over-the-top video through high-speed internet connections. There are several over-the-top content providers, including ProSiebenSAT.1 Media AG’s Maxdome and Netflix.
To enhance its competitive position, Unitymedia KabelBW offers Horizon TV. With the launch of HorizonTV, Unitymedia KabelBW realigned its digital packages and created new bundle options. It also introduced Horizon Go giving customers remote access to 100 linear channels and VoD programming. In 2014, it also increased the number of HD channels to over 65 channels and expanded its VoD services and HD channels. The bundle options allow subscribers to select various combinations of services to meet their needs. Promotional discounts are typically available to new subscribers.

•
The Netherlands. We are the largest cable television provider in the Netherlands based on the number of video cable subscribers. The Ziggo Group’s video cable services are available to approximately 92% of the television households in the Netherlands and it serves 58% of the total television market. The Ziggo Group experiences most of its competition in the Netherlands from other fixed-line telecommunications carriers and broadband providers, including the incumbent telephony operator KPN. KPN offers (a) IPTV over FTTx networks, (b) IPTV through broadband internet connections using DSL, ADSL or VDSL or an enhancement to VDSL called “vectoring”, (c) DTT, and (d) LTE services. KPN provides subscription video services to 27% of the total television households in the Netherlands. Its ability to offer bundled triple-play of video, broadband internet and telephony services and a quadruple-play with mobile services, is exerting growing competitive pressure on the Ziggo Group’s operations, including the pricing and bundling of its video products. Its VDSL service includes VoD and DVR functionality, including restarting and second screen viewing. In addition, the FTTx networks of Reggefiber Group B.V. (a subsidiary of KPN) are a competitive factor in a number of cities and villages, where they have overbuilt portions of our network. Reggefiber Group B.V. continues to expand these networks within the Ziggo Group’s service area. In addition to KPN, the DTH provider CanalDigitaal, a subsidiary of M7 Group S.A., is also a principal competitor. CanalDigitaal, which offers DTH and DTT services, provides subscription video services to 12% of the total television households in the Netherlands. In addition, mobile broadband has gained a noticeable share of subscribers, and as accessibility to video content on the internet increases, over-the-top viewing is becoming a competitive factor.
To enhance its competitive position in the UPC Nederland footprint, UPC Nederland rolled out improvements to its multimedia platform Horizon TV, which, together with its VoD service and DVR functionality, allows the subscribers in the UPC Nederland footprint to personalize their programming. It also launched the online service Horizon Go. UPC Nederland subscribers also have the ability to watch linear and VoD programming through a second screen app and to record programs remotely. In the Ziggo footprint, Ziggo expanded its interactive video options through a CI+ 1.3 module that allows subscribers to have access to a cloud-based interactive television service without the need of a set-top box with interactive functionality. In addition, Ziggo continues to improve the quality of its programming and modify its video options by offering attractive content packages. Also, its triple-play bundle is used as a means of driving video, as well as other products, where convenience and price can be leveraged across the portfolio of services. The bundle options give subscribers the option to select various combinations of services, including high-speed internet and fixed-line telephony options, to meet their needs. Customers may also include mobile voice and data to any bundle package.

•
Belgium. Telenet is the sole provider of video cable services in all of its network area. Its video cable service is available to approximately 62% of the television households in Belgium and it serves approximately 44% of the total television market. It is the largest subscription television provider in Belgium based on the number of pay video subscribers. Telenet’s principal competitor is Belgacom NV/SA (Belgacom), the incumbent telecommunications operator, which has interactive digital television, VoD and HD service as part of its video offer, as well as a remote access service. Belgacom also offers double-play and triple-play and discounts on mobile services when taken with a triple-play offer. It also includes certain sports programming (primarily football (soccer) related) at no additional charge. Approximately 27% of total television households in Belgium subscribe to Belgacom’s IPTV services over its DSL and VDSL networks. Also, with the decision that Telenet and other Belgian cable operators must give alternative providers access to their cable networks, Telenet will be facing increased competition from these providers who may then be able to offer triple- and quadruple-play services as well. For more information, see Regulatory Matters—Belgium. Telenet’s multimedia platform YeloTV, together with its extensive cable network, the broad acceptance of its basic cable television services and its extensive additional features, such as HD and DVR functionality and VoD offerings, allows Telenet to compete effectively against alternative providers. In addition, Telenet offers promotional discounts and competitively priced bundles. Telenet also continues to enhance its programming.

•
Switzerland. We are the largest cable television provider in Switzerland based on the number of video cable subscribers and the sole provider in substantially all of our network area. UPC Cablecom’s video cable services are available to approximately 64% of the television households in Switzerland and it serves 42% of the total television market. Our main competitor is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL and FTTx networks to approximately 33% of all television households in Switzerland. Swisscom offers VoD services, DVR functionality, and HD channels, as well as the functionality to allow remote access to its video services, and has exclusive rights to distribute certain sports programming. Swisscom’s internet speeds available in its bundled offers, include up to 100 Mbps and up to 300 Mbps in areas served by its FTTx network. Swisscom continues to aggressively expand its FTTx network to Switzerland households in our footprint as well as in our partner network footprints. It has built its fiber-to-the-home network in several cities in cooperation with municipality-owned utility companies and, where no cooperation agreement has been reached, Swisscom is building its own fiber-to-the-home network. Outside of urban areas, Swisscom has announced that it will extend its fiber-to-the-node network by introducing vectoring, which allows Swisscom to offer speeds comparable to those offered by UPC Cablecom. Due to a small program offering, competition from terrestrial television in Switzerland is limited, with DTT available primarily along the borders with France and Italy. DTH satellite services are also limited due to various legal restrictions such as construction and zoning regulations or rental agreements that prohibit or impede installation of satellite dishes. With respect to subscribers on partner networks, UPC Cablecom competes with other service providers for the contracts to serve these subscribers. To compete effectively, UPC Cablecom offers Horizon TV, which combines television, internet and fixed-line telephony on one device, giving subscribers the ability to personalize their programming. As a complement to this service, UPC Cablecom introduced the video service Horizon Go. It also offers promotional discounts and launched MyPrime in 2014 as an enhancement to its mid to high-end bundles.

•
Austria. In Austria, we are the largest cable television provider based on the number of video cable subscribers. UPC Austria’s video cable service is available to approximately 37% of the television households in Austria and it serves 14% of the total television market. UPC Austria’s primary competition is from FTA television received via satellite and DTT services by the public broadcaster. Competition from the VDSL services provided by the incumbent telecommunications operator, Telekom Austria AG (A1) (Telekom Austria), and from DTH satellite services offered by Sky Deutschland also continue to increase. At various times, Telekom Austria offers promotional discounts for its VDSL service, which includes advanced features, such as VoD, when taken as part of either a double- or triple-play bundle. To compete effectively, UPC Austria offers its basic digital service unencrypted and realigned its bundle offers in 2014, with promotional discounts for new customers. It also launched Horizon Go and increased internet speeds for its core triple-play bundle to a top speed of up to 250 Mbps.

•
Central and Eastern Europe. We are the largest cable television provider in Poland based on the number of video cable subscribers. UPC Poland’s video cable services are available to approximately 20% of the television households in Poland and it serves 9% of the total television market. In providing video services, UPC Poland competes primarily with DTH service providers, including the largest DTH providers, Cyfrowy Polsat SA and NC+ platform (owned by the Vivendi Group). Cyfrowy Polsat SA and NC+ serve 27% and 16%, respectively, of the television households in Poland. The DTH service provider Orange Poland, a subsidiary of France Telecom S.A., is another significant competitor. In addition, UPC Poland competes with other cable operators with triple-play services, who have overbuilt portions of UPC Poland’s operations. One of these companies is Vectra SA, which offers aggressively priced double- and triple-play bundles. To enhance its competitive position, UPC Poland launched MyPrime as an additional service in its extended tier video services. It also realigned its video offers with additional HD channels and launched Horizon Go. Then in January 2015, after a limited offer in select markets, it launched the Horizon TV cloud platform throughout its footprint.

UPC Hungary’s video cable service is available to approximately 42% of the television households in Hungary and it serves 17% of the total television market in Hungary. Our subsidiary, UPC DTH, also provides satellite services in Hungary, in competition with other DTH providers. One of these, Digi TV, is an aggressive competitor. Digi TV’s DTH services can reach all of UPC Hungary’s cable service area, as well as UPC DTH’s service area, and it has overbuilt portions of UPC Hungary’s cable service areas with its own cable network. As a DTH provider, Digi TV offers more HD channels, including key sports channels, than UPC DTH. UPC Hungary also faces competition from the incumbent telecommunications company Magyar Telekom, a subsidiary of Deutsche Telekom. Magyar Telekom offers a VDSL service, including a VoD service, to its internet subscribers. With its ability to offer bundled triple-play and quadruple-play services, including its DTH video content, Magyar Telekom is a significant competitor. To meet such competition, UPC Hungary emphasizes its competitively priced bundles, which have been enhanced with increased broadband speeds of up to 500 Mbps with up to 120 Mbps or 240 Mbps included in its core bundle offers. In 2014, it launched the video service MyPrime and for its HBO customers the on-line streaming service HBO Go. Of the television households in Hungary, 8% subscribe to Digi TV’s DTH service, 14% subscribe to Digi TV’s cable service and 20% subscribe to Magyar Telekom’s DTH or VDSL service. UPC DTH serves 7% of the television households in Hungary with its DTH service.
With the discontinuation of FTA analog services in the Czech Republic and Slovakia, DTH services have increased significantly in popularity, with M7 Group SA (SkyLink) being the main provider. This company provides DTH services to approximately 30% and 26% of the television households in the Czech Republic and Slovakia, respectively. As in Hungary, Digi TV is also an aggressive competitor in the Czech Republic and Romania. Digi TV provides DTH services to 5% and 17% of the television households in the Czech Republic and Romania, respectively. In Slovakia, we compete with the DTH service provider, Slovak Telekom a.s., a subsidiary of Deutsche Telekom, which offers exclusive sports channels and is expanding its DTH network to cover not only Slovakia but other Central and Eastern European countries as well. In Slovakia, it serves 20% of the television households. UPC DTH provides DTH services to 2%, 4% and 3% of the television households in the Czech Republic, Romania and Slovakia, respectively. To stay competitive, UPC DTH offers prepaid DTH services in the Czech Republic, as well as a prepaid product through FocusSat in Romania. Also, FocusSat has enhanced the channel offering in Romania, including the addition of non-exclusive broadcasting rights for domestic football league. In Romania, competition also comes from DTH services offered by Rom Telecom SA, the incumbent telecommunications company, with 11% of the total television households.
Of the television households in the Czech Republic, Romania and Slovakia, 10%, 12% and 8%, respectively, subscribe to our video cable service. Our cable services are available to the television households in each of these countries as follows: 30% in the Czech Republic, 33% in Romania and 22% in Slovakia. In addition to its DTH services in Romania, Digi TV continues to overbuild portions of our cable network with its own cable network. UPC Czech competes with the incumbent telephone company’s VDSL service and several other operators that provide DTH services and a number of local ISPs that provide IPTV services over FTTx networks. Providers of IPTV services over FTTx networks can reach approximately 65% of the households passed by our cable network in the Czech Republic. Of the television households in Romania, 30% subscribe to Digi TV’s cable service. In Slovakia, a number of ISPs make video services available to a majority of the homes passed by our cable networks. In particular, Slovak Telekom and Orange Slovensko a.s., a subsidiary of France Telecom S.A., have overbuilt homes passed by our cable network with their FTTx networks and offer triple-play packages through these networks.

FTA broadcasters are also significant competitors in the Czech Republic and in Slovakia. Subscribers in these countries tend to be more price sensitive than in other European markets. In particular, almost 100% of the Czech Republic can receive DTT for free or a comprehensive satellite service for a minimal recurring monthly fee. To address such sensitivity and meet competition, our operations in Central and Eastern Europe offer enhanced digital services, such as HD channel offerings and, in certain markets, MyPrime, Horizon Go and expanded VoD services. In addition, all of these operations have realigned their bundle offers to include increased broadband internet speeds in their triple-play bundles ranging from up to 240 Mbps in the Czech Republic to 500 Mbps in Hungary and Romania. Promotional discounts are available, particularly on bundled options. Also, CI+ cards for DTH only products are available in the Czech Republic and in Slovakia.
Latin America
In Latin America, our principal competition is the provision of video services from DTH satellite providers, where we compete with established satellite platforms, as well as other pay television providers. Over-the-top viewing is also a competitive factor. To enhance the video offerings in both Chile and Puerto Rico, we are in the process of developing cloud-based, next generation user interfaces for these operations based on advanced technologies, including Horizon TV.

•
Chile. In Chile, we are the largest cable television provider based on number of video cable subscribers. VTR’s video cable services are available to approximately 60% of the Chilean television households and it serves 21% of the total television market in Chile. VTR competes primarily with DTH service providers in Chile, including the incumbent Chilean telecommunications operator Compañia de Telecomunicaciones de Chile SA using the brand name Movistar (Movistar), Claro Chile S.A., a subsidiary of América Móvil, S.A.B. de C.V. (Claro), and DirecTV Chile. Movistar offers double-play and triple-play packages using DTH for video and ADSL for internet and fixed-line telephony and offers mobile services. On a smaller scale, Movistar also offers IPTV services over FTTx networks in Chile. Claro offers triple-play packages using DTH and, in most major cities in Chile, through a hybrid fiber coaxial cable network. It also offers mobile services. To a lesser extent, VTR also competes with video services offered by or over networks of fixed-line telecommunication providers using DSL or ADSL technology. Of the Chilean television households, 12%, 7% and 9% subscribe to the DTH services of Movistar, Claro and DirecTV Chile, respectively. To enhance its competitive position, VTR offers VoD, catch-up television, DVR functionality, premium HD channels, pay-per-view, HD receivers and a variety of premium channels as value added services that can be purchased by VTR’s video cable customers. These services and its variety of bundle options, including internet and telephony, enhance VTR’s competitive position.

•
Puerto Rico. Liberty Puerto Rico is the largest provider of video cable services in Puerto Rico and the third largest provider of video services in Puerto Rico. Its video cable service is available to approximately 58% of the television households in Puerto Rico and it serves 18% of the total television market in Puerto Rico. Liberty Puerto Rico’s primary competition for video customers is from DTH satellite providers DirecTV and Dish Network Corporation. These competitors provide DTH satellite services to 25% and 24%, respectively, of the television households in Puerto Rico. Dish Network Corporation is an aggressive competitor, offering low introductory offers, free HD channels and in its top tier packages a multi-room DVR service for free. DirecTV is also a significant competitor offering similar programming in Puerto Rico compared to Dish Network. Additionally, Claro has launched an IPTV service that may become a competitive factor. In order to compete, Liberty Puerto Rico has increased the number of its HD channels, improved the functionality of its electronic program guide, and expanded its VoD offerings. In June 2014, Liberty Puerto Rico increased its internet speeds in its bundle offers with download speeds of up to 100 Mbps in its core bundles.

Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using DSL or FTTx and wireless broadband internet services, in a range of product offerings with varying speeds and pricing, as well as interactive computer-based services, data and other non-video services offered to homes and businesses. With technological developments, competition from wireless services using various advanced technologies has become significant. Recently, competitors have started offering high-speed mobile data via LTE wireless networks in certain of our markets. In addition, other wireless technologies, such as WiFi, are becoming more prevalent. We are also seeing intense competition in Europe from mobile carriers that offer mobile data cards allowing a laptop user to access the carrier’s broadband wireless data network with varying speeds and pricing.
Our strategy is speed leadership, including increasing the maximum speed of our connections, offering varying tiers of service and varying prices and offering a variety of bundled product offerings and a range of value added services. In most of our operations we have launched new bundling strategies, including speeds of 120 Mbps or more at mass market price points and ultra high-

speed internet with speeds of generally up to 250 Mbps and in select markets up to 500 Mbps to compete with VDSL and FTTx initiatives. The focus continues to be on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of Euro DOCSIS 3.0 technology, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures on a national level and LTE initiatives as they expand to a national level.
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
United Kingdom and Ireland. In the U.K., we have a number of significant competitors in the market for broadband internet services. Of these broadband internet providers, BT is the largest, serving 33% of the total market in the U.K. Virgin Media serves 20% of the total broadband market in the U.K. BT provides broadband internet access services over its own DSL network and is upgrading its FTTx network, which is available to approximately 70% of the U.K. population. BT Openreach, a division of BT, manages BT’s local access network and provides competitors, including Virgin Media, access to BT’s networks. BT has announced its intention to expand and accelerate FTTx deployments, which will allow its retail arm, and its wholesale customers, to offer ultra high-speed broadband services. Where fully deployed, operators will be able to offer download speeds of up to 330 Mbps.
Operators such as Sky, TalkTalk Telecom Group plc and Everything Everywhere Limited (EE) deploy their own network access equipment in BT exchanges via a process known as local loop unbundling (LLU). This allows an operator to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. In addition to the competition and pricing pressure in the broadband market arising from LLU, competition from mobile broadband developments, such as LTE mobile services and WiFi services, is increasing. For example, EE has announced that its LTE coverage will reach 98% of the U.K. population by the end of 2015.
To compete effectively, Virgin Media is expanding its ultra high-speed services and increasing its download speeds to up to 152 Mbps throughout it’s footprint. Virgin Media offers its internet service on a standalone basis or through bundled offerings that include video, fixed-line telephony and mobile voice and data services at attractive price points. Promotional discounts are available for new customers. In addition, Virgin Media plans to undertake a network extension program in the U.K. from 2015 through 2020. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.
Mobile providers have gained market share throughout Europe. In Ireland, mobile telephony providers Telefónica O2 Ireland Limited, Ireland 3 (a Hutchison Wampoa Ltd company) and Vodafone Ireland offer a range of mobile internet products at competitive prices. Outside of mobile internet, UPC Ireland’s most significant competitor is the fixed-line incumbent, Eircom Limited, with 41% of the broadband internet market in Ireland. In 2014, Eircom Limited increased its download speeds to up to 100 Mbps through its expanded VDSL network, which passes approximately 1.0 million homes at December 31, 2014. Eircom Limited announced plans to increase its available download speeds to up to 1 Gbps, which expansion is underway. UPC Ireland’s share of total broadband internet subscribers in Ireland is 32%. To compete effectively, UPC Ireland realigned its bundles, including increasing the download speed of its internet services to up to 200 Mbps. In 2015, it increased the download speeds of its internet services to up to 240 Mbps and it plans to introduce mobile products.
Germany. In Germany, the competition for broadband internet services is particularly intense. For broadband internet access, DSL is the dominate technology and Deutsche Telekom is the primary provider. Other major competitors to our services are resellers of Deutsche Telekom’s DSL services, including United Internet AG and alternative network providers, such as Vodafone Germany and Telefónica Germany Holding AG (Telefónica Germany). Deutsche Telekom provides services to 43% of the broadband internet subscribers in Germany through its network. United Internet AG and Vodafone Germany provide services to 13% and 10%, respectively, of the broadband internet subscribers in Germany. We also face increased competition from mobile broadband operators, including Deutsche Telekom, Vodafone Germany and Telefónica Germany, each of which offer mobile services through LTE wireless systems. Both Deutsche Telekom and Vodafone Germany have announced plans to upgrade their mobile systems and increase their coverage areas. Deutsche Telekom, alone and in partnership with others, including Vodafone Germany, has also announced plans to use its VDSL network with vectoring technology, increasing its speeds to up to 100 Mbps. With its VDSL expansion plan, competition from Deutsche Telekom will increase. Unitymedia KabelBW serves 10% of the total broadband internet market in Germany. To compete effectively, Unitymedia KabelBW is expanding its ultra high-speed internet services and increased its download speeds to up to 200 Mbps, which cannot be matched by DSL operators. Unitymedia KabelBW offers its internet service on a standalone basis or together with fixed-line telephony at attractive rates and through bundled offerings that include digital video and fixed-line telephony. Unitymedia KabelBW also offers mobile voice and data services.
The Netherlands. In the Netherlands, we face competition from KPN, one of the largest broadband internet provider, and to a lesser extent, the telecommunications company, Tele2 Netherlands Holding N.V., as well as operators using LLU. KPN offers ultra high-speed internet services with download speeds of up to 500 Mbps on its FTTx network and up to 80 Mbps over its DSL network. KPN is the leading mobile broadband provider with its competitively priced mobile internet products and LTE services. KPN serves 42% and the Ziggo Group serves 44%, respectively, of the total broadband internet market in the Netherlands. To remain competitive, the Ziggo Group seeks to increase the maximum speed of its connections, offers varying tiers of service, prices and bundled product offerings, and a range of value added services. It is also expanding its mobile data services, including access to its Community Wifi. The bundle strategies include offering ultra high-speed internet with speeds of up to 180 Mbps in the Ziggo footprint and up to 200 Mbps in the UPC Nederland footprint, in each case, to compete with KPN’s VDSL and FTTx initiatives.
Belgium. In Belgium, internet access penetration is higher than in most European markets causing intense competition between the two primary broadband internet technologies, cable and DSL. Telenet’s primary competitor is the DSL service provider Belgacom. Belgacom is an aggressive competitor targeting Telenet customers with low cost offers. Approximately 45% of Belgium’s broadband internet subscribers use Belgacom’s DSL service with download speeds up to 50 Mbps. Also, mobile internet use is increasing. To compete, Telenet promotes its high-speed internet with attractively priced multiple-play bundles, offering download speeds from 30 Mbps to 160 Mbps. Customers also have access to Telenet’s extensive Community WiFi. Telenet provides broadband internet service to 40% of the broadband internet market in Belgium.
Switzerland and Austria. In Switzerland, Swisscom is the largest provider of broadband internet services, with an estimated market share of 54% of all broadband internet customers, and is our primary competitor. Swisscom internet customers have access to its video content free of charge through its internet portal. It is also expanding its FTTx network, through which it can offer download speeds of up to 300 Mbps and recently launched its 1 Gbps offer to customers on its new FTTx network. Swisscom FTTx network reaches over 1.0 million homes and it plans to reach over 2.3 million homes by the end of 2015. The next significant competitor is Sunrise Communications AG with 9% of broadband internet customers. Sunrise Communications AG offers download speeds of up to 100 Mbps. UPC Cablecom serves 21% of broadband internet subscribers in Switzerland. UPC Cablecom increased its download speeds to 250 Mbps in early 2014 and seeks to distinguish itself through competitively priced bundled offerings, including digital video, fixed-line telephony services and its ultra high-speed internet services. It is also expanding its Community WiFi network and offers ultra high-speed internet with download speeds of up to 500 Mbps in select markets.
UPC Austria’s largest competitor with respect to broadband internet services is the incumbent telecommunications company, Telekom Austria, with approximately 60% of the broadband internet subscribers in Austria. In addition, Telekom Austria is expanding its DSL network and planning to use VDSL technology with vectoring to increase its download speeds to up to 70 Mbps. Currently, it offers download speeds of up to 30 Mbps and up to 100 Mbps in select areas. UPC Austria’s share of such market is 19%. The mobile broadband services of Telekom Austria are also a competitive factor. Telekom Austria is the largest mobile broadband provider serving 42% of the mobile broadband subscribers that use LTE services. In addition, UPC Austria faces competition from LLU and other mobile broadband operators. As a result, the competition in the broadband internet market is intense. Competitors in the Austrian broadband internet market are focusing on speed and pricing to attract customers. UPC Austria uses its ultra high-speed internet services with access to Community WiFi and competitively priced bundles to encourage customers from other providers to switch to UPC Austria’s services. It also offers promotional discounts for its mid-tier service.
Central and Eastern Europe. In Central and Eastern Europe, our principal competitors are DSL operators and cable companies that are overbuilding our cable network. In Poland, our principal competitors are Orange Poland and Vectra SA, both of which offer download speeds of up to 300 Mbps in parts of UPC Poland’s footprint. In Hungary, the primary competitors are the incumbent telecommunications company, Magyar Telekom and Digi TV. In addition, in all of our Central and Eastern European operations we face increased competition from mobile broadband operators. Download speeds are also a competitive factor, with competitors enhancing their networks to increase their available download speeds. In all of our Central and Eastern European markets, we are using our ultra high-speed internet service to attract and retain customers. In addition, promotional discounts are a big part of our internet service offerings, as well as with our competitors.
Latin America
In Chile, VTR faces competition primarily from non-cable-based internet service providers such as Movistar and Claro. VTR is experiencing increased pricing and download speed pressure from Movistar and Claro and more effective competition from these companies with the bundle of their internet service with other services. Mobile broadband competition is significant as well. Both Movistar and Claro have launched an LTE network for high-speed mobile data. In response to the availability of mobile data in Chile, VTR has more than doubled its internet speeds with a high-speed internet offering of up to 120 Mbps. VTR’s share of the broadband internet market in Chile is 38%, compared to 41% for Movistar. To compete effectively, VTR is expanding its two-way coverage and offering attractive bundling with fixed-line telephony and digital video service.
Fixed-Line Telephony and Mobile Services
The market for fixed-line telephony services is mature. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. With respect to fixed-line telephony services, our businesses compete against the incumbent telecommunications operator in each country. These operators have substantially more experience in providing fixed-line telephony and mobile services, greater resources to devote to the provision of fixed-line telephony services and long-standing customer relationships. In addition, we compete with other VoIP operators offering service across broadband lines and with mobile telephony providers. Over-the-top telephony is also becoming a competitive factor. In many countries, our businesses also face competition from other cable telephony providers, FTTx-based providers or other indirect access providers.

Competition in both the residential and business fixed-line telephony markets is increasing due to market trends, the offering of carrier pre-select services, number portability, the replacement of fixed-line with mobile telephony, and the growth of VoIP services, as well as continued deregulation of telephony markets and other regulatory action, such as general price competition. Carrier pre-select allows the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. We seek to compete on pricing as well as product innovation, such as telephone apps that allow customers to make and receive calls from their fixed-line call packages on smartphones. We also offer varying plans to meet customer needs and various bundle options with our digital video and internet services. In addition, we offer mobile voice and data services in the U.K., Germany, the Netherlands, Belgium, Switzerland, Austria, Chile and in select markets in Hungary. With consumers increasingly moving towards mobile services, we continue to explore opportunities to offer mobile services in our other operations and mobility applications to our other services.

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
Our fixed-line telephony strategy in Europe is focused around value leadership, and we position our services as “anytime” or “any destination”. Our portfolio of calling plans include a variety of options designed to meet the needs of our subscribers. Such options include unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. We also use our bundled offerings to help promote our telephony services.
In the U.K., we compete primarily with BT in providing fixed-line telephony services to residential customers in the U.K. BT occupies an established market position as the former state provider. We also compete with other telecommunications companies that provide fixed-line telephony services directly, through LLU, or indirectly. These include TalkTalk Telecom Group plc and Sky, and mobile telephone operators such as EE and Vodafone who lease access to BT’s network. In addition, we face competition from companies offering VoIP services using the customer’s existing broadband, mobile data and WiFi connections. For our mobile service in the U.K., we also face competition from these mobile network operators as well as other MVNOs. EE became the first U.K. mobile network operator to launch LTE in October 2012, with Vodafone and others launching their LTE services in 2013. EE is the largest mobile service provider. Its LTE network reaches 80% of the U.K. population with further expansion expected in 2015. Virgin Media is responding to such competition through innovative calling plans and a WiFi application that allows customers to use their fixed-line call packages on smartphones. It offers flexible mobile service contracts that allow customers to change services monthly and has increased its WiFi access points. Virgin Media’s share of the fixed-line telephony market in the U.K. is 15%.
Deutsche Telekom is the dominant fixed-line telephony provider in Germany; however, telephony services provided through alternative technologies and mobile telephony services have caused competition in the telephony market to be intense. As a result, the market for residential telephony service is price sensitive. In recent years, fixed-line phone calls have been transformed into a commodity and have become increasingly dependent on a quality broadband offering, as phone is increasingly bundled with broadband internet services. Fixed-line telephony has experienced significant price erosion over the last few years, with operators increasingly offering flat-rate products. We seek to compete based on the speed of our network connections, pricing and product innovation. We also offer varying plans to meet customer needs and various bundled service options with our digital video and broadband internet services. The market share of the fixed-line telephony market for Unitymedia KabelBW is 8%.

In the Netherlands, KPN is the dominant fixed-line telephony provider and expanded its mobile services with its LTE network, which is available throughout the Netherlands. All of the large multiple system operators, including the Ziggo Group, as well as ISPs, offer VoIP services. Also, Ziggo entered the mobile market as an MVNO in September 2013 and UPC Nederland began offering mobile in October 2014. To compete in this intense market, the Ziggo Group offers an app for Android and iOS users to make calls on their fixed rate plan via WiFi. The market share of the fixed-line telephony market for the Ziggo Group is 40% compared to 54% for KPN. In the mobile market, the Ziggo Group is small compared to the competition with less than 1% of the market.
In Belgium, Belgacom is the dominant fixed-line telephony provider with 64% of the fixed-line telephony market. It is also a significant competitor in the mobile telephony market, with its LTE services. To gain market share, we emphasize customer service and provide innovative plans to meet the needs of our customers, such as a flat fee plan offered in our bundle options (free off-peak calls to fixed-lines in Belgium, plus 2,000 minutes for calls to mobile in Belgium, fixed and mobile in Europe, the U.S. and Canada, and fixed in Morocco and Turkey). Subscribers to our fixed-line telephony service may also make free off-peak calls to mobile lines in Belgium, Europe, the U.S. and Canada. We also offer competitively priced mobile telephony that include a wealth of voice minutes, text messages and mobile data. We compete with other fixed-line operators and with mobile operators, including Belgacom, in the provision of telephony and mobile services in Belgium. Telenet’s share of the fixed-line telephony market in Belgium is 25%.
In Switzerland, we are the largest VoIP service provider, but Swisscom is the dominant fixed-line telephony service provider. Sunrise Communications AG, which offers carrier pre-select services, is also a strong competitor. Each of these competitors also operate their own mobile telephony service and include their mobile products in bundles with fixed-line services. In Austria, we serve our subscribers with VoIP over our cable network, circuit-switched telephony services and DSL technology service over LLU. To meet the competition for fixed-line services, UPC Cablecom enhanced its portfolio with attractive bundle options as well as standalone plans with free minutes either nationally or internationally and offers mobile services, including a phone app that allows smartphone users make calls on their fixed network plan. The market share of the fixed-line telephony market for UPC Cablecom is 13%.
In our other European markets, the incumbent telephone companies dominate the telephony market. Most of the fixed-line competition to the incumbent telephone operators in these countries is from entities that provide carrier pre-select or wholesale line rental services. We also compete with ISPs that offer VoIP services and mobile operators. Given the increased relevance of the mobile market, we have launched mobile services as an MVNO in Austria and plan to expand these services to our other markets. To gain market share, we promote our VoIP telephony service offerings in almost all of our European markets and in some markets we have enhanced our telephony services through unlimited calling options.
Latin America
In Chile, VTR faces competition from the incumbent telecommunications operator, Movistar, and other telecommunications operators. Movistar has substantial experience in providing telephony services, resources to devote to the provision of telephony services and long-standing customer relationships. Competition in both the residential and business telephony markets is increasing as a result of market trends and regulatory changes affecting general price competition, number portability and the growth of VoIP services. VTR offers circuit-switched and VoIP telephony services over its cable network. VTR’s share of the residential and commercial fixed-line telephony market in Chile is 21%.
In Chile, an increasing number of consumers have gravitated towards mobile service, prompting us in 2012 to add wireless plans to our services. Claro, Movistar and Entel PCS Telecommunications SA are the primary companies that offer mobile telephony in Chile. Competition in the Chilean mobile services market is increasing quickly, with new competitors providing services to customers using the MVNO model. There are five competitors that use the MVNO model: Móvil Falabella, Virgin Mobile Chile, GTD—Manquehue, Nextel and Netline. VTR offers its mobile telephony services on a standalone basis. The mobile services of VTR represent less than 1% of the mobile telephony market in Chile, of which approximately 82% comprise postpaid accounts. Of these customers 86% subscribe to at least one fixed-line VTR service.
Regulatory Matters
Overview
Video distribution, broadband internet, fixed-line telephony and mobile businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU.

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

Europe
Austria, Belgium, Bulgaria, Croatia, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K. are the Member States of the EU. As such, these countries are required to harmonize certain of their laws with certain EU rules. In addition, other EU rules are directly enforceable in those countries without any implementation at the national level. Certain EU rules are also applicable across the European Economic Area, whose Member States are the EU Member States (excluding Croatia) as well as Iceland, Liechtenstein and Norway.
In the broadcasting and communications sectors, there has been extensive EU-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the EU. Regulation in Switzerland, which is not a Member State of the EU and is not part of the European Economic Area, is discussed separately below, as well as regulation in certain Member States in which we face regulatory issues that may have a material impact on our business.
EU Communications Regulation
The body of EU law that deals with communications regulation consists of a variety of legal instruments and policies (collectively referred to as the Regulatory Framework). The key elements of the Regulatory Framework are various legal measures, which we refer to as the Directives, that require Member States to harmonize their laws, as well as certain regulations that have direct effect without any specific adoption at the national level.
The Regulatory Framework primarily seeks open communications services markets within Europe. It harmonizes the rules within the EU for the establishment and operation of electronic communications networks, including cable television and traditional telephony networks, and the offer of electronic communications services, such as telephony, internet and, to some degree, television services.
On December 18, 2009, the Official Journal of the EU published revisions to the Regulatory Framework. These revisions should have been transposed into the laws of the Member States before May 25, 2011, although in practice, this process is still ongoing in certain Member States. Despite their limited nature, certain changes to the Regulatory Framework will affect us. For example, some new powers have been given to national regulators, such as the right to mandate access to ducts without finding operators or service providers to have “Significant Market Power” (defined below). This power, in particular, could require us to open our ducts to competitors and not allow us to make use of all capacity in our ducts for our own needs, or could mean we get access to ducts of third parties instead of building our own ducts. Additionally, the revisions to the Regulatory Framework grant enhanced powers to Member States to impose transparency obligations and quality of service requirements on ISPs, which may restrict our flexibility in respect of our broadband services.
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
As part of the implementation of certain provisions of the Regulatory Framework, each Member State’s National Regulatory Authority (NRA) is required to analyze certain markets predefined by the EU Commission to determine if any operator or service provider has Significant Market Power. Until November 2007, there were 18 such markets but then the EU Commission adopted a new recommendation reducing the list of predefined markets to seven, subject to periodic review. This adjusted recommendation led to a reduction in regulation. Some NRAs, however, continue to maintain their analysis of some of the markets from the original list or perform analysis of markets not listed in the recommendation which requires the NRA to prove that additional requirements, the so called three-criteria test, are met. In October 2014, the EU adjusted the recommendation by removing the telephony markets and combining the wholesale broadband access markets.
NRAs might seek to define us as having Significant Market Power in any of these predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, an NRA could impose certain conditions on us. Under the Regulatory Framework, the EU Commission has the power to veto a finding by an NRA of Significant Market Power (or the absence thereof), which power also applies with respect to market definition, in any market, regardless of whether it is a market predefined by the EU Commission or an additional market defined by an NRA. We have been found to have Significant Market Power in certain markets in which we operate and further findings of Significant Market Power are possible. In particular, we have been found to have Significant Market Power in the termination of calls on our network.

•
Video Services. The regulation of distribution, but not the content, of television services to the public is harmonized by the Regulatory Framework. Member States are allowed to impose on certain operators under their jurisdiction reasonable must carry obligations for the transmission of specified radio and television broadcast channels. Such obligations are required to be based on clearly defined general interest objectives, be proportionate and transparent and be subject to periodic review. We are subject to must carry regulations in all European markets in which we operate. In some cases, these obligations go beyond what we believe is allowable under the Regulatory Framework. To date, however, the EU Commission has taken very limited steps to enforce EU law in this area, leaving intact must carry obligations in certain Member States that are in excess of what we believe to be allowed, and we do not expect the EU Commission or the Member States to curtail such obligations in the foreseeable future.

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

While the EU has not imposed net neutrality regulation to date, it does require operators to provide clear and transparent information to customers on traffic management practices and service quality.  In addition, new measures have been proposed as part of the EU’s Telecoms Single Market proposal, which would prohibit blocking and throttling of internet traffic, with the exception of congestion management.  The proposals also support development of specialized, managed services delivering enhanced Quality of Service levels by ISPs, in addition to the continued delivery of best-effort internet services for all.  There is significant pressure, however, to restrict the use of specialized services, which could compromise our ability to manage the content streams on our network.  Negotiations between Member States are in their infancy and we currently expect these negotiations to be completed in the first half of 2015.  The final outcome of this debate and its impact on our businesses is difficult to predict.
On September 11, 2013, the EU Commission proposed a partial reform to the Regulatory Framework in its proposed regulation on the European single market for electronic communications. Under EU law, a regulation, unlike a Directive, is required to be implemented into national law without interpretation by the respective national government. This proposal is a substantial reform to the 2009 Regulatory Framework, notably in how regulatory powers for licensing, spectrum and consumer protection are divided between NRAs, BEREC and the EU Commission. The proposal does not, however, modify the Regulatory Framework for mandating access obligations on operators with Significant Market Power. With respect to broadband services, the proposal permits ISPs to charge content or application service providers for carriage in return for new prohibitions to the use of traffic management to block, slow down or degrade services or applications. There are also modifications to the rules on consumer protection that extend the circumstances under which subscribers can terminate their contracts without cost, which may restrict our flexibility in respect of our bundled service offerings. The proposed regulation is subject to approval by the European Parliament and by Member States in the European Council. While most of the proposals have not obtained the support of Member States in Council, as of January 2015, Member States have indicated they are willing to reach an agreement on reform of the roaming proposals and on a pan-European wide approach to net neutrality.  A formal position among the 28 Member States may be reached by the end of February 2015, after which Member States in Council must negotiate their final position with the European Parliament before the measures can become EU law.   Final adoption of these measures, if any, is not likely to occur before the second half of 2015.

EU Broadcasting Law
Although the distribution of video channels by a cable operator is within the scope of the Regulatory Framework, the activities of a broadcaster are harmonized by other elements of EU law, in particular the Audiovisual Media Services Directive (AVMS). Generally, broadcasts originating in and intended for reception within an EU Member State must respect the laws of that Member State. Pursuant to AVMS, however, EU Member States are required to allow broadcast signals of broadcasters established in another EU Member State to be freely transmitted within their territory so long as the broadcaster complies with the law of their home state. This is referred to as the country of origin principle. Under AVMS, the country of origin principle applies also to non-linear services, such as VoD. Accordingly, we should be able, if we so elect, to offer our own VoD services across the European Economic Area based on the regulation of the country of origin. As a result, we could structure our business to have a single regulatory regime for all of our VoD services offered in Europe. In addition, when we offer third party VoD services on our network, it should be the business of the third party, in its capacity as provider of the services, and not us as the local distributor, that is regulated in respect of these services.
Although Member States were obligated to transpose the requirements of AVMS into national law, and this has generally been completed, the practical effect is still not clear. Uncertainty still remains about the proper treatment of VoD from a practical perspective. Thus, there can be no assurance that the requirements on VoD will, in fact, operate in the manner described above in any individual Member State. As a result, we may face inconsistent and uncertain regulation of our VoD service in Europe.
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
The EU Commission is imposing more mandatory requirements and encouraging voluntary solutions regarding energy consumption of the telecommunications equipment we provide our customers. We have been participating in discussions and studies regarding energy consumption with the EU Commission and with experts working on their behalf. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. We also worked with a large group of companies to create a voluntary agreement on set-top box power consumption as an alternative to regulation. The EU Commission formally recognized this voluntary agreement as a valid alternative to regulation on November 22, 2012. Nevertheless, legislation in this area may be adopted that could adversely affect the cost and/or the functionality of equipment we deploy in customer homes.
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

Furthermore in August 2013, the EU Commission issued an amendment to the Standby Regulation called Networked Standby (No 801/2013), which became effective as of January 1, 2015, with the aim of regulating, among others, the maximum power consumption of networked consumer equipment while in the so-called Networked Standby mode. As is the case with the Standby Regulation, these additional requirements may have an impact on our costs and the customer experience.
As part of the EU’s Radio Spectrum Policy Program, spectrum made available through the switch off of analog television has been approved for mobile broadband use beginning January 1, 2013. This spectrum, known as the “digital dividend”, is in the 700 - 862 MHz band. The terms under which this spectrum will become available will vary among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment which we deploy. In approving mobile broadband, however, the Radio Spectrum Policy Program states that the new mobile services must co-exist with existing services, such as cable and DTT, to avoid harmful interference. As a result, we are in on-going discussions with relevant Member States and the EU Commission to be included in LTE mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialogs with equipment manufacturers and mobile operators to develop co-existing networks. We have also requested Member States and the EU Commission to prepare comprehensive national impact assessments when spectrum conditions are changed to ensure that the costs to prevent interference between the various services are balanced.
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
Ofcom is the key regulatory authority for the communications sector in which Virgin Media operates. It is responsible for furthering the interests of consumers by promoting competition. The Competition and Markets Authority also has jurisdiction with respect to competition matters. (Pursuant to the Enterprise and Regulatory Reform Act 2013, effective April 1, 2014, the competition functions of the U.K. Office of Fair Trading, together with those of the U.K. Competition Commission, were transferred to a new U.K. competition authority, the Competition and Markets Authority.) The Competition and Markets Authority’s primary duty is to promote competition, both within and outside the U.K., for the benefit of consumers.
Broadband Expansion. The U.K. government has attempted to drive the deployment of super-fast broadband and the provision of basic broadband to 95% of the population of the U.K. by 2017 using money from the publicly funded BBC Licence Fee, under-spend from the Analogue TV Switch-Off Project and other sources of public investment to stimulate private investment. Two key projects are under way: (1) the Broadband Delivery Programme, which is focused on delivering broadband to areas that the market will not serve of its own accord (mainly rural areas); and (2) the Urban Broadband Fund, which is aimed at establishing “super connected” cities with internet capabilities of between 80 Mbps to 100 Mbps and comprehensive mobile broadband coverage. In 2013, the U.K. government announced the Superfast Extension Programme, which is designed to support the roll-out of broadband with download speeds of 30 Mbps or higher to 99% of the population of the U.K. by 2018.
Virgin Media lodged a formal challenge against the EU Commission's decision to approve a project involving the deployment of a state-subsidized broadband network in the city of Birmingham in 2012. Based on assurances received from the U.K. government that no Urban Broadband Fund monies would be used to deploy telecommunications infrastructure in the U.K., such that Birmingham could not implement the network for which it had received EU Commission approval, Virgin Media requested and was granted a stay in proceedings until March 31, 2015. As an alternative, the U.K. government launched a retail connectivity voucher scheme, in which Virgin Media participates.
Television and VoD Services. Sky has market power in the wholesale supply of certain premium sports channels. As a result, Ofcom imposed a Wholesale Must Offer (WMO) regime for regulating the terms of the wholesale supply of Sky Sports 1 and 2 SD and HD. A number of parties, including Virgin Media, appealed this decision.
In August 2012, the Competition Appeal Tribunal (CAT) overturned Ofcom’s decision, ruling that the competition concerns on which Ofcom based its decision were unfounded. BT appealed certain aspects of the CAT’s judgment to the Court of Appeal.

In February 2014, the Court of Appeal upheld BT’s appeal. The matter has been referred back to the CAT for further consideration, and the Supreme Court has denied Sky the opportunity to appeal. The WMO requirement continues in the meantime and BT has secured an extension to cover distribution over the YouView platform. On December 19, 2014, Ofcom launched a consultation to review the WMO remedy and consider whether it remains an appropriate remedy.
In November 2014, Ofcom opened an investigation into the arrangements by which the FA Premier League collectively sells the live U.K. audio-visual media rights to Premier League football (soccer) matches. Ofcom’s investigation is on the basis that there are reasonable grounds to suspect that these arrangements appreciably restrict or distort competition in breach of the prohibition in Chapter I of the Act and/ or Article 101(1) of the Treaty on the Functioning of the European Union. This investigation is underway.

Broadband Services. Ofcom has recently finalized its triennial review of the Fixed Access markets (including Wholesale Local Access incorporating physical or passive network access via methods such as LLU and duct access) and Wholesale Broadband Access market (virtual or active network access via methods such as provision of wholesale managed service products). There has been no substantive change in its approach to regulation from the previous review period. Therefore, we do not anticipate significant consequences for Virgin Media’s operations.
BT has again been found to have Significant Market Power in the Wholesale Local Access market and at least one sub-national area of the Wholesale Broadband Access market and is required to provide certain products and services on regulated terms, including providing access to its ducts and poles infrastructure. Ofcom is proposing to impose new guidance regulating BT’s fiber margin. Current proposals indicate BT will not have to undertake a major repricing realignment in order to comply with this additional obligation.
Mobile Service. As an MVNO, Virgin Media is subject to EU regulations relating to retail prices for roaming services. These regulations set limits on certain wholesale and retail tariffs for international mobile voice roaming, SMS tariffs and data roaming within the EU, provides for greater levels of transparency of retail pricing information, imposes measures to guard against bill shock in respect of data roaming and sets maximum roaming rates within the EU. A new measure, effective July 1, 2014, allows consumers to select an alternative provider for their EU roaming services. The measure is intended to increase competition for the provision of roaming services.
Mobile termination charges applied by mobile network operators are regulated by Ofcom under a Significant Market Power charge control condition. Under Virgin Media’s MVNO agreement, these changes in mobile termination charges are passed on to Virgin Media, which has experienced a reduction in revenue from such charges, although with some off-setting reductions in cost. Ofcom is in the process of reviewing mobile termination charges for the period of 2015-2018, and has proposed that rates be reduced to approximately half of their current levels by the end of this period.

Germany
Germany has incorporated the EU laws into national laws although under the German legal system competency is split between the Federal State (telecommunication law) and the German federal states (Bundesländer) (media law). The German Telecommunications Act broadly implemented the Regulatory Framework and covers the distribution of any signal by telecommunications networks encompassing television signals, internet data and telephony. The 2009 revisions to the Regulatory Framework by the EU were implemented by Germany in May 2012. The German Federal Network Agency (Bundesnetzagentur) is responsible inter alia for the regulation of the German telecommunications market. The Federal Cartel Office (FCO), the national competition authority (Bundeskartellamt), plays an important role with respect to infrastructure and media regulation. The FCO has powers to address competition issues in all markets, although in some cases, competition issues will be addressed by the German Federal Network Agency.
Regulation of the media falls within the authority of the German federal states (Bundesländer). The media laws of all 16 federal states have been partially harmonized by the State Broadcasting Treaty (Rundfunkstaatsvertrag). The State Broadcasting Treaty establishes the main framework of the German regulation of broadcast. Nearly every German state has established its own independent regulatory body, the state media authority (Landesmedienanstalt) for the regulation of the private broadcasting sector. The state media authorities are primarily responsible for licensing and supervision of commercial broadcasters and the allocation of transmission capacities for radio and television channels. They also have authority with respect to the regulation of carriage fees, conditional access systems, interfaces, the bundling of programs, and price regulation.
The allocation and use of analog cable transmission capacities for both radio and television channels in Germany is governed by the must carry rules of the respective German federal states. The allocation of digital transmission capacities for digital television and radio channels is primarily governed by the must carry rules of the State Broadcasting Treaty. The media law in the states of Baden-Württemberg, North Rhine-Westphalia and Hesse require Unitymedia KabelBW to carry at least 13, 24 and 28 analog channels, respectively, and also limits Unitymedia KabelBW’s ability to convert these analog cable channels into digital channels.

The operation of conditional access systems for television services is governed by both the State Broadcasting Treaty and the German Telecommunications Act. Generally, operators must not unfairly obstruct or discriminate against broadcasters and other content providers through conditional access systems.
On December 15, 2011, the FCO approved our acquisition of the German cable network KBW (the KBW Acquisition), subject to our agreement with the following conditions:

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

•
A special early termination right was granted with respect to certain of Unitymedia KabelBW’s existing access agreements (the Remedy HA Agreements) with the largest housing associations that cover more than 800 dwelling units and which had a remaining term of more than three years as of December 15, 2011. The total number of dwelling units covered by the Remedy HA Agreements was approximately 340,000 as of December 15, 2011. The special termination right may be exercised on or before September 30 of each calendar year up to the expiration of the current contract term, with termination effective as of January 1 or July 1 of the following year. If the special termination right is exercised, compensation will be paid to partially reimburse Unitymedia KabelBW for its unamortized investments in modernizing the in-building network based on an agreed formula. To the extent Unitymedia KabelBW is successful in obtaining renewals of the Remedy HA Agreements, we expect that these renewed contracts will contain pricing and other provisions that are somewhat less favorable to Unitymedia KabelBW than those in previous agreements. At December 31, 2014, approximately 10% of the dwelling units covered by the Remedy HA Agreements remain subject to the special termination right.

In January 2012, two of our competitors (the Appellants), including the incumbent telecommunications operator, each filed an appeal (the FCO Appeals) against the FCO regarding its decision to approve the KBW Acquisition. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. During the first quarter of 2014, interested third parties commented on our submission. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected.
During the fourth quarter of 2014, we, together with our German subsidiaries, entered into agreements with the Appellants, pursuant to which the Appellants withdrew the FCO Appeals and, on January 21, 2015, the FCO consented to the withdrawal. If the Federal Court of Justice terminates the proceedings, which we expect to occur during the first quarter of 2015, the FCO’s clearance decision with respect to our KBW Acquisition will become final (without any additional review or conditions). Upon termination of the proceedings, we have agreed to pay the Appellants an aggregate amount of €183.5 million ($222.0 million).
The Netherlands

The Netherlands’ electronic communications law broadly implements the Regulatory Framework. According to this electronic communications law, Autoriteit Consument & Markt (ACM), the Netherlands NRA, was required to perform a market analysis to determine which, if any, operator or service provider has Significant Market Power. In December 2011, ACM completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for regulation of that market. As a result, no new regulations relating to the television market may be proposed without a new analysis. In particular, ACM rejected previously filed requests from a number of providers to perform a new market analysis of the television market and this decision was upheld by the Dutch Supreme Administrative Court on November 5, 2012.

In May 2012, the Dutch Parliament adopted laws that provide, among other matters, the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise such resale obligation. These laws became effective on January 1, 2013, notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On January 29, 2014, a Dutch civil court, in a proceeding initiated by UPC Nederland, declared the resale obligation laws non-binding because they infringe EU law. The Dutch Government did not appeal the January 2014 decision, and the resale obligation laws were formally withdrawn on November 26, 2014. We cannot predict whether the Dutch government will seek to enact new resale obligation regulations, whether our operations may otherwise (on the basis of a market analysis by ACM) become subject to resale obligation regulation, or the effect on our results of operations, cash flows or financial position from any implementation of such a resale regime.

On August 5, 2013, ACM published its latest market analysis decision on call termination, which combines both the fixed termination market and the mobile termination market. The new tariffs became effective September 1, 2013, and apply for a three year period. The decision was appealed by various operators, including us, and on August 27, 2013, the Dutch Supreme Administrative Court decided in a preliminary decision that the decrease of cap charges should be less steep than ACM had initially determined. These revised tariffs apply until the Dutch Supreme Administrative Court arrives at a final decision in the appeal proceedings on the merits. This final decision is not expected before the end of 2015 because the Dutch Supreme Administrative Court ruled on October 15, 2014, that it wishes to pose prejudicial questions to the European Court of Justice.
On January 1, 2014, the revised must carry obligations became effective. The revised must carry obligations do not only apply to cable operators as was previously the case, but will apply to all providers of analog and digital program packages based on the principle of technology neutrality. Providers of digital program packages with 100,000 or more subscribers are subject to the obligation to provide at least 30 television channels, including as a must carry obligation six public television broadcasting channels, a limited amount of regional and local television broadcasting channels and a number of digital radio broadcasting channels. In addition, all providers of analog program packages with 100,000 or more subscribers must include at least 15 television channels, including as a must carry obligation five public broadcasting channels, a limited amount of regional and local television broadcasting channels and some analog radio broadcasting channels. The Dutch Media Authority can grant a (conditional) exemption from the obligation if the must carry obligations listed above give rise to disproportionate costs for the network operator, an impediment to innovation or other unreasonable outcomes.

There is no regulated financing mechanism in place between network operators and broadcasters. Commercial and public program providers must negotiate with network operators regarding transmission fees.

In connection with the Ziggo Acquisition, we obtained regulatory clearance from the EU Commission on October 10, 2014, which clearance was subject to the following commitments:

•	our commitment to sell Film1 channel to a third party and to carry Film1 on our network in the Netherlands for a period of three years; and

•
our commitment for a period of eight years with respect to our Ziggo Group network (1) not to enforce certain clauses currently contained in carriage agreements with broadcasters that restrict the ability of broadcasters to offer their channels and content via third party over-the-top services, (2) not to enter into carriage agreements containing such clauses and (3) to maintain adequate interconnection capacity through at least three uncongested routes into our network, at least one of which must be with a large transit provider.

Following the EU Commission’s clearance of the Ziggo Acquisition, on October 31, 2014, ACM published as part of the fourth round of market analysis a draft of market analysis decision on LLU. In this draft decision, ACM found that there is a risk of joint dominance of KPN and us in the related retail broadband market, which would be remedied on the wholesale market for LLU where ACM found a risk of single dominance of KPN. This draft decision was subject to national consultation until December 12, 2014, followed by notification to the EU Commission. The final decision is expected to be published by ACM in the Spring of 2015.

Belgium
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
Although no determination has been made on whether Telenet has Significant Market Power on the market for call termination on individual mobile networks, its rates will be affected by rate limitations implemented by BIPT. In June 2010, BIPT imposed a steep rate reduction that resulted in (1) an initial 45% decline effective August 1, 2010, over the then average rate and (2) a further decline in January 2013 that was approximately 79% less than the average rate implemented on August 1, 2010. As of January 1, 2013, mobile termination rates have been set by BIPT at 1.08 euro cents per minute, and to date, 2015 rates have not been set.
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
The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (1) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third party operators (including Belgacom), (2) an obligation to grant third-party operators (except Belgacom) access to digital television platforms (including the basic digital video package) at “retail minus”, and (3) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Belgacom).

Telenet submitted draft reference offers regarding the obligations described above in February 2012, in response to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the EU Commission. Although the EU Commission expressed doubts regarding the analog resale offers on August 8, 2013, the EU Commission did not object to the reference offers. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services had to be available approximately six months after a third-party operator filed a letter of intent and paid an advance payment to Telenet. On December 27, 2013, wireless operator Mobistar SA (Mobistar) submitted a letter of intent and paid the advance payment on January 10, 2014. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network had become operational and can be applied by Mobistar. In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Belgacom submitted a request to Telenet to commence access negotiations.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic television (basic analog and digital video package) and minus 30% for the bundle of basic television and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding value-added taxes and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing, and sales). On October 4, 2013, the Belgium Regulatory Authorities submitted a draft quantitative decision to the EU Commission in which they changed the “retail-minus” tariffs to minus 30% for basic television (basic analog and digital video package) and to minus 23% for the bundle of basic television and broadband internet services. Even though the EU Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgium Regulatory Authorities adopted such retail-minus tariffs on December 11, 2013.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. In November 2014, the Brussels Court of Appeal rejected Telenet’s appeal and accepted Belgacom’s claim that it should have access to Telenet’s digital television platform and resale of broadband internet access in a bundle with digital video. Telenet is currently considering the possibility of filing an appeal against this decision with the Belgian Supreme Court. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the qualitative and quantitative aspects of the reference offers. Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is not expected before the end of 2015. There can be no certainty that Telenet’s appeals will be successful.

The July 2011 Decision aims to, and in its application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services. In addition, any resale access granted to competitors could (1) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (2) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

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
Under the Telecommunications Act, any provider of telecommunications services needs to register with the Federal Office of Communications. Dominant providers have to grant access to third parties, including LLU access. But this access regulation is restricted to the copper wire network of the incumbent, Swisscom. Therefore, such unbundling obligations do not apply to UPC Cablecom and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. All operators are obliged to provide interconnection and have to ensure interoperability of services.
The Federal Council has suggested that the current Telecommunications Act be revised in two steps. First, the Federal Council plans to introduce measures to allow for easier access to the incumbent’s network, better consumer protection and some measures to decrease roaming fees. Second, the Federal Council plans to introduce an efficient access regime to the Swisscom network by introducing ex officio rights for the Federal Communications Commission and an ex-ante regime, regulate the roaming prices and improve the consumer and youth protection rules. This second step is not expected to start before 2018. In addition, it is expected that the conditions for a national broadband rollout will be improved by introducing access obligations to the ducts of local utilities.
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
UPC Cablecom’s retail customer prices are subject to review by the Swiss Price Regulator. In October 2012, UPC Cablecom announced an agreement with the Swiss Price Regulator pursuant to which UPC Cablecom will make certain changes to its service offerings in exchange for progressive increases in the price of its basic cable connection. In this regard, (1) effective November 1, 2012, UPC Cablecom began offering a basic tier of digital television channels on an unencrypted basis in its footprint and (2) effective January 3, 2013, for video subscribers who pay the required upfront activation fee, UPC Cablecom has made available, at no additional monthly charge, a 2 Mbps internet connection, which was an increase from the previously-offered 300 Kbps internet connection.  In addition, the monthly price for a cable connection increased by CHF 0.90 ($0.91) effective January 1, 2013 and a further increase of CHF 0.60 ($0.60) took effect on January 1, 2014.
Effective October 1, 2014, the Federal Council proposed a new regulation imposing power thresholds for set-top boxes. There are some exemptions and transition periods which apply in the short term to the set-top boxes we import into Switzerland. The Swiss regulation may not be in line with EU regulation, and it may be reconsidered as Switzerland tries to align itself with EU norms. If, however, such regulation remains in force, it may have an adverse effect on the business of UPC Cablecom as UPC Cablecom may face restrictions regarding the import of set-top boxes.

Chile
VTR is subject to regulation and enforcement by various governmental entities in Chile including the Chilean Antitrust Authority, the Ministry of Transportation and Telecommunications (the Ministry) through the Chilean Undersecretary of Telecommunications (SubTel), the National Television Council (CNTV) and Chile’s National Consumer Service (Sernac).
In addition to the specific regulations described below, VTR is subject to certain regulatory conditions which were imposed by the Chilean Antitrust Authority in connection with VTR’s combination with Metrópolis Intercom SA in April 2005. These conditions are indefinite and include, among others, (1) prohibiting VTR and its control group from participating, directly or indirectly through a related person, in Chilean satellite or microwave television businesses, (2) prohibiting VTR from obtaining exclusive broadcast rights, except for specific events, and (3) requiring VTR to offer its broadband capacity for resale of internet services on a wholesale basis.
Video
The provision of pay television services requires a permit issued by the Ministry. Cable pay television permits are granted for an indefinite term and are non-exclusive, and, because such permits do not involve radioelectric spectrum, they are granted without ongoing duties or royalties. VTR has permits to provide cable pay television services in the major cities, including Santiago, and in most of the medium-sized markets in Chile.
Cable television service providers in Chile are free to define the channels and content included in their services and are not required to carry any specific programming, except as described below. However, CNTV may impose sanctions on providers who are found to have run programming containing excessive violence, pornography or other objectionable content. Pay television operators are directly responsible for violation of such prohibitions. Additionally, the Television Act requires pay television operators to offer a certain quota of cultural content and to distribute public interest campaigns.
The Television Act has been recently amended to establish a retransmission consent regime between broadcast television concessionaires and pay television operators. This regime provides that once a broadcast operator achieves digital coverage of 85% of the population within its concession areas, the broadcast operator may require that pay television operators enter into an agreement for the retransmission of its digital signal. In addition, the Television Act requires that the technical or commercial conditions imposed by broadcast operators not discriminate among pay television operators. Also, the Television Act establishes a must carry regime requiring pay television operators to distribute up to four local broadcast television channels in each operating area. The channels that must be carried by any particular pay television operator are to be selected by CNTV.
The Chilean Consumer’s Rights Protection Law contains provisions that have been interpreted by Sernac to require that any increase in rates exceeding inflation must be previously accepted and agreed to by subscribers. Although VTR disagrees with this interpretation, in July 2012, VTR reached an agreement with Sernac, which permits VTR to make adjustments to its published rates twice per year to adjust for inflation. In addition, VTR may once a year propose to its existing subscribers additional changes to their rates. If a subscriber does not accept these proposed rate changes, the subscriber is permitted to terminate its subscription contract. In addition, the agreement with Sernac establishes the criteria upon which VTR may modify its channel line-up without the consent of subscribers.
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

Fixed-Line and Mobile Telephony Services
The provision of fixed-line and mobile telephony services requires a public telecommunications service concession. With respect to mobile services, in 2009, SubTel awarded VTR a license for 30 MHz of spectrum in the 1700/2100 MHz frequency band for the provision of wireless telephony services. The license has a 30-year renewable term. In 2012, VTR transferred this license to its affiliate VTR Wireless SpA (VTR Wireless) which is now a subsidiary of VTR known as VTR Comunicaciones SpA. On January 15, 2014, VTR Wireless received a letter from SubTel in which SubTel asserted that VTR Wireless is not in compliance with the terms of such wireless license. SubTel alleged that the terms of the wireless license require VTR Wireless to comply with certain minimum network coverage and traffic levels. VTR disagrees with SubTel’s assertions regarding the terms of the wireless license and has contested such assertions vigorously.
VTR has concessions to provide fixed-line telephony in most major and medium-sized markets in Chile. Telephony concessions are non-exclusive and have renewable 30-year terms. The original term of VTR’s fixed-line telephony concessions expires in November 2025. Long distance telephony services are considered intermediate telecommunications services and, as such, are also regulated by the Ministry. VTR has concessions to provide this service, which is non-exclusive, for a 30-year renewable term expiring in September 2025. In Chile, fixed-line telephony communications between primary zones within the country were, until recently, domestic long distance calls. Then, on November 6, 2013, SubTel eliminated domestic long distance calls and in August 2014, it completed the process of unifying Chile into a single telephone service primary zone. We believe this new system may benefit VTR along with the Chilean fixed-line market as a whole in relation to VTR’s mobile telephony competition. Fixed-line subscribers now have the ability to make phone calls throughout Chile without incurring long-distance charges, thereby making VTR’s fixed-line telephony services more attractive.
There are no universal service obligations in Chile. However, local service concessionaires are obligated to provide telephony service to all customers that are within their service area or are willing to pay for an extension to receive service. All local service providers, including VTR, must give long distance telephony service providers equal access to their network connections at regulated prices and must interconnect with all other public services concessionaires whose systems are technically compatible.
As a general rule, fixed-line telephony service providers are free to establish the rates directly charged to their customers, unless the Chilean Antitrust Authority concludes that due to a lack of sufficient competition in the market, rates should be fixed by SubTel. However, SubTel sets the maximum rates that may be charged by each operator for interconnect charges, access charges between operators for calls originating on one network that are completed through connections with one or more networks of other providers, and charges for network unbundling services. Rate regulation on interconnection charges is applicable to all fixed-line and mobile telephony companies, including VTR. The determination of the maximum rates that may be charged by operators for their fixed-line or mobile services are made on a case-by-case basis by SubTel and are effective for five years. In September 2014, VTR received a tariff proposal from SubTel that would have retroactive effect to June 2012. The tariff proposal represents a significant reduction in the fixed-line interconnection rates currently charged by VTR. VTR is in the process of formulating its objections and comments to the tariff proposal and is currently unable to reasonably predict the outcome of the tariff-setting process. Final resolution of the tariff-setting process in Chile is expected to occur during the first half of 2015. If the September 2014 tariff proposal were ultimately to be upheld, including retroactive application to June 2012, VTR would be required to issue credit notes of approximately CLP 7.4 billion ($12.2 million) for revenue previously recognized through December 31, 2014.
Other Chilean Regulation

•
Bundling. On December 18, 2012, the Chilean Antitrust Authority issued its regulation governing the on-net/off-net pricing practice in the mobile telephone industry and the offering of bundled telecommunication services. Pursuant to the terms of this regulation, as revised by the Chilean Supreme Court, mobile services may be sold jointly with fixed-line services. However, promotional discounts were not permitted for these double-play offers. As for traditional bundling over the same platform (e.g., bundled fixed-line services such as our double- and triple-play packages, or bundled mobile services), this regulation provides that such services may be bundled, subject to certain price limitations. These limitations require that the total price for a bundle must be greater than the standalone price for the most expensive service included in the bundle. Also, when three or more services are bundled, the price for the bundle must be greater than the sum of the standalone prices for each service in the bundle, excluding the lowest priced service.

•
Telecommunication Services Proposal. In February 2014, SubTel published a General Telecommunication Services Ruling that regulates the offer of telecommunication services, including voice, internet access, and pay television, either alone or in bundles, from a consumer protection point of view. The new regulation introduced service billing, significant changes in contracts with customers, new requirements regarding compensation in case of service failure, and new rules regarding treatment of customers’ personal information.

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

Employees
As of December 31, 2014, we, including our consolidated subsidiaries, had an aggregate of approximately 38,000 full-time equivalent employees, certain of whom belong to organized unions and works councils. Certain of our subsidiaries also use contract and temporary employees, which are not included in this number, for various projects. We believe that our employee relations are good.
Financial Information About Geographic Areas
Financial information related to the geographic areas in which we do business appears in note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
Available Information
All our filings with the SEC as well as amendments to such filings are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertyglobal.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.
Item 1A. RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, you should consider the following risk factors in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company.
The risk factors described in this section have been separated into four groups:

•	risks that relate to the competition we face and the technology used in our businesses;

•	risks that relate to our operating in overseas markets and being subject to foreign regulation;

•	risks that relate to certain financial matters; and

•	other risks, including risks that, among other things, relate to our capitalization and the obstacles faced by anyone who may seek to acquire us.
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
Factors Relating to Competition and Technology
We operate in increasingly competitive markets, and there is a risk that we will not be able to effectively compete with other service providers. The markets for cable television, broadband internet, fixed-line telephony and mobile services in many of the regions in which we operate are highly competitive. In the provision of video services, we face competition from DTT broadcasters, video provided over satellite platforms, networks using DSL, or in some cases ADSL, technology, FTTx networks and, in some countries where parts of our systems are overbuilt, cable networks, among others. Our operating businesses are facing increasing competition from video services provided by, or over the networks of, incumbent telecommunications operators and other service providers. As the availability and speed of broadband internet increases, we also face competition from over-the-top video content providers utilizing our or our competitors’ high-speed internet connections. In the provision of telephony and broadband internet services, we are experiencing increasing competition from the incumbent telecommunications operators and other service providers in each country in which we operate, as well as mobile providers of voice and data. The incumbent telecommunications operators typically dominate the market for these services and have the advantage of nationwide networks and greater resources than we have to devote to the provision of these services. Many of the incumbent operators are now offering double-play, triple-play and quadruple-play bundles of services. In many countries, we also compete with other operators using LLU to provide these services, other facilities-based operators and wireless providers. Developments in the DSL and other technology used by the incumbent telecommunications operators and alternative providers have improved the attractiveness of our competitors’ products and services and strengthened their competitive position. Developments in wireless technology, such as LTE (the next generation of ultra high-speed mobile data), are creating additional competitive challenges.
In some of our markets, national and local government agencies may seek to become involved, either directly or indirectly, in the establishment of FTTx networks, DTT systems or other communications systems. We intend to pursue available options to restrict such involvement or to ensure that such involvement is on commercially reasonable terms. There can be no assurance, however, that we will be successful in these pursuits. As a result, we may face competition from entities not requiring a normal commercial return on their investments. In addition, we may face more vigorous competition than would have been the case if there were no government involvement.
We expect the level and intensity of competition to continue to increase from both existing competitors and new market entrants as a result of changes in the regulatory framework of the industries in which we operate, advances in technology, the influx of new market entrants and strategic alliances and cooperative relationships among industry participants. Increased competition could result in increased customer churn, reductions of customer acquisition rates for some products and services and significant price competition in most of our markets. In combination with difficult economic environments, these competitive pressures could adversely impact our ability to increase or, in certain cases, maintain the revenue, average monthly subscription revenue per average RGU (ARPU), RGUs, operating cash flows, operating cash flow margins and liquidity of our operating segments.
Changes in technology may limit the competitiveness of and demand for our services. Technology in the video, telecommunications and data services industries is changing rapidly, including advances in current technologies and the emergence of new technologies. New technologies, products and services may impact consumer behavior and therefore demand for our products and services. The ability to anticipate changes in technology and consumer tastes and to develop and introduce new and enhanced products and services on a timely basis will affect our ability to continue to grow, increase our revenue and number of subscribers and remain competitive. New products and services, once marketed, may not meet consumer expectations or demand, can be subject to delays in development and may fail to operate as intended. A lack of market acceptance of new products and services that we may offer, or the development of significant competitive products or services by others, could have a material adverse impact on our revenue and operating cash flow.
Our property and equipment additions may not generate a positive return. The video, broadband internet and telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade or expand our broadband communications networks and upgrade customer premises equipment to enhance our service offerings and improve the customer experience. These additions require significant capital expenditures for equipment and associated labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies, such as FTTx and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in the impacted markets. In addition, no assurance can be given that any future upgrades or extensions of our network (including the planned U.K. network extension) will generate a positive return or that we will have adequate capital available to finance such future upgrades or extensions. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding, extending or upgrading our networks or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed.
We depend almost exclusively on our relationships with third-party programming providers and broadcasters for programming content, and a failure to acquire a wide selection of popular programming on acceptable terms could adversely affect our business. The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. We generally do not produce our own content and we depend on our agreements, relationships and cooperation with public and private broadcasters and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay television services, including a sufficient selection of HD channels as well as non-linear content (such as VoD and DVR capability), on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we are frequently negotiating and renegotiating programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms or at all. We expect that programming and copyright costs will continue to rise in future periods as a result of, among other factors, higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and retransmission or copyright fees payable to public broadcasters.
If we are unable to obtain or retain attractively priced competitive content, demand for our existing and future television services could decrease, thereby limiting our ability to attract new customers, maintain existing customers and/or migrate customers from lower tier programming to higher tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors, for example BT and Sky in the U.K., obtain exclusive programming rights, particularly with respect to popular sports and movie programming. In addition, must carry requirements may consume channel capacity otherwise available for more attractive programming.

We depend on third-party suppliers and licensors to supply necessary equipment, software and certain services required for our businesses. We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services, and accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows. Also, if demand exceeds the suppliers’ and licensors’ capacity or if they experience financial difficulties, the ability of our businesses to provide some services may be materially adversely affected, which in turn could affect our businesses’ ability to attract and retain customers. Although we actively monitor the creditworthiness of our key third-party suppliers and licensors, the financial failure of a key third-party supplier or licensor could disrupt our operations and have an adverse impact on our revenue and cash flows. We rely upon intellectual property that is owned or licensed by us to use various technologies, conduct our operations and sell our products and services. Legal challenges could be made against our use of our or our licensed intellectual property rights (such as trademarks, patents and trade secrets) and we may be required to enter into licensing arrangements on unfavorable terms, incur monetary damages or be enjoined from use of the intellectual property rights in question.

Our businesses that offer mobile telephony and data services rely on the radio access networks of third-party wireless network providers to carry our mobile communications traffic. Our services to mobile customers rely on the use of MVNO arrangements in which we utilize the radio access networks of third-party wireless network providers to carry our mobile communications traffic. If any of our MVNO arrangements are terminated, or if the respective third-party wireless network provider fails to provide the services required under an MVNO arrangement, or if a third-party wireless network provider fails to deploy and maintain its network, and we are unable to find a replacement network operator on a timely and commercial basis or at all, we could be prevented from continuing the mobile services relying on such MVNO arrangement. Additionally, as our MVNO arrangements come to term, we may not be able to renegotiate renewal or replacement MVNO arrangements on the same or more favorable terms.
Failure in our technology or telecommunications systems or leakage of sensitive customer data could significantly disrupt our operations, which could reduce our customer base and result in lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems as well as our customer service centers. The hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power loss, malicious human acts and natural disasters. Moreover, despite security measures, our servers and systems are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive actions. Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered across all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data. Failure to comply with these data protection laws may result in, among other consequences, fines.
Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our information technology systems or disruption in the transmission of signals over our networks or similar problems. Any disruptive situation that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operations. Further, sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner could adversely affect our reputation and result in a loss of customers and net revenue.

The “Virgin” brand is used by our subsidiary Virgin Media under licenses from Virgin Enterprises Limited and is not under the control of Virgin Media. The activities of the group of companies utilizing the “Virgin” brand and other licensees could have a material adverse effect on the goodwill of customers towards Virgin Media as a licensee and the licenses from Virgin Enterprises Limited can be terminated in certain circumstances. The “Virgin” brand is integral to Virgin Media’s corporate identity. Virgin Media is reliant on the general goodwill of consumers towards the Virgin brand. Consequently, adverse publicity in relation to the group of companies utilizing the “Virgin” brand or its principals, particularly Sir Richard Branson, who is closely associated with the brand, or in relation to another licensee of the “Virgin” name and logo (particularly in the U.K., where Virgin Media does business) could have a material adverse effect on Virgin Media’s reputation and on Virgin Media’s and our business and results of operations. In addition, the licenses from Virgin Enterprises Limited can be terminated in certain circumstances. For example, Virgin Enterprises Limited can terminate the licenses, after providing Virgin Media with an opportunity to cure, (i) if Virgin Media or any of its affiliates commits persistent and material breaches or a flagrant and material breach of the licenses, (ii) if Virgin Enterprises Limited has reasonable grounds to believe that the use (or lack of use) of the licensed trademarks by Virgin Media has been or is likely to result in a long-term and material diminution in the value of the “Virgin” brand, or (iii) if a third party who is not (or one of whose directors is not) a “fit and proper person”, such as a legally disqualified director or a bankrupt entity, acquires “control” of Liberty Global. Such a termination could have a material adverse effect on Virgin Media’s and our business and results of operations.
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
We are exposed to various foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risks with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2014, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.
In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2015, (1) less than 1% of our revenue, (2) approximately 2% to 4% of our aggregate operating and SG&A expenses (exclusive of share-based compensation expense) and (3) approximately 7% to 9% of our property and equipment additions will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile and Europe and (b) euros in Poland, the Czech Republic, Romania, Switzerland and Hungary. Our expectations with respect to our non-functional currency transactions in 2015 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2014. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
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
Our businesses are subject to risks of adverse regulation. Our businesses are subject to the unique regulatory regimes of the countries in which they operate. Cable and telecommunications businesses are subject to licensing or registration eligibility rules and regulations, which vary by country. The provision of electronic communications networks and services requires our licensing from, or registration with, the appropriate regulatory authorities and, for telephony services, entrance into interconnection arrangements with other phone companies, including the incumbent phone company. It is possible that countries in which we operate may adopt laws and regulations regarding electronic commerce, which could dampen the growth of the internet services being offered and developed by these businesses. In a number of countries, our ability to increase the prices we charge for our cable television service or make changes to the programming packages we offer is limited by regulation or conditions imposed by competition authorities or is subject to review by regulatory authorities or is subject to termination rights of customers. In addition, regulatory authorities may grant new licenses to third parties and, in any event, in most of our markets new entry is possible without a license, although there may be registration eligibility rules and regulations, resulting in greater competition in territories where our businesses may already be active. More significantly, regulatory authorities may require us to grant third parties access to our bandwidth, frequency capacity, facilities or services to distribute their own services or resell our services to end customers. Consequently, our businesses must adapt their ownership and organizational structure as well as their pricing and service offerings to satisfy the rules and regulations to which they are subject. A failure to comply with applicable rules and regulations could result in penalties, restrictions on our business or loss of required licenses or other adverse conditions.
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
Businesses, including ours, that offer multiple services, such as video distribution as well as internet and telephony, or that are vertically integrated and offer both video distribution and programming content, often face close regulatory scrutiny from competition authorities in several countries in which we operate. This is particularly the case with respect to any proposed business combinations, which will often require clearance from national competition authorities. The regulatory authorities in several countries in which we do business have considered from time to time what access rights, if any, should be afforded to third parties for use of existing cable television networks and have imposed access obligations in certain countries. This has resulted, for example, in obligations with respect to call termination for our telephony business in Europe, video must carry obligations in many markets in which we operate and video and broadband internet access obligations in Belgium.

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
New legislation may significantly alter the regulatory regime applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate. Significant changes to the existing regulatory regime applicable to the provision of cable television, telephony and internet services have been and are still being introduced. For example, in the EU a large element of regulation affecting our business derives from a number of Directives that are the basis of the regulatory regime concerning many of the services we offer across the EU. The various Directives require Member States to harmonize their laws on communications and cover issues such as access, user rights, privacy and competition. These Directives are reviewed by the EU from time to time and any changes to them could lead to substantial changes in the way in which our businesses are regulated and to which we would have to adapt. In addition, we are subject to review by competition or national regulatory authorities in certain countries concerning whether we exhibit Significant Market Power. A finding of Significant Market Power can result in our company becoming subject to pricing, open access, unbundling and other requirements that could provide a more favorable operating environment for existing and potential competitors.
We cannot be certain that we will be successful in acquiring new businesses or integrating acquired businesses with our existing operations, or that we will achieve the expected returns on our acquisitions. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise. We expect to seek to continue growing our businesses through acquisitions in selected markets, such as the Virgin Media Acquisition completed in June 2013 and the Ziggo Acquisition completed in November 2014. Our ability to acquire new businesses may be limited by many factors, including availability of financing, debt covenants, the prevalence of complex ownership structures among potential targets, government regulation and competition from other potential acquirers, including private equity funds. Even if we are successful in acquiring new businesses, the integration of these businesses, such as Virgin Media and Ziggo, may present significant costs and challenges associated with: realizing economies of scale in interconnection, programming and network operations; eliminating duplicative overheads; integrating personnel, networks, financial systems and operational systems; greater than anticipated expenditures required for compliance with regulatory standards or for investments to improve operating results, and failure to achieve the business plan with respect to any such acquisition. We cannot assure you that we will be successful in acquiring new businesses or realizing the anticipated benefits of any completed acquisition, including, for example, the Virgin Media Acquisition and the Ziggo Acquisition.
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
The expected benefits of the Virgin Media Acquisition may not be realized. There can be no assurance that the business objectives of our redomestication in the U.K. as a result of the Virgin Media Acquisition will be achieved, particularly as the achievement of the benefits are, in many important respects, subject to factors that we do not control. These factors include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts and U.K. and U.S. taxing authorities. Our ongoing expenses have increased as a result of the redomestication to the U.K., including those expenses related to complying with U.K. corporate and tax laws. These additional expenses could serve to reduce or offset the benefits realized from the redomestication.

In addition, while we believe that, under the current U.S. tax statute and regulations, the Virgin Media Acquisition would not cause Liberty Global to be treated as a U.S. domestic corporation for federal tax purposes, the IRS may interpret the current statute and regulations differently, or the U.S. Congress, the IRS, the U.K. Parliament or U.K. tax authorities may enact new statutory or regulatory provisions, which, in each case, could adversely affect our status as a non-U.S. corporation, or otherwise adversely affect our anticipated global tax position. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the Virgin Media Acquisition or any of our subsequent actions. Our net income and cash flow would be reduced if we were to be subject to U.S. corporate income tax as a domestic corporation.

We may have exposure to additional tax liabilities. We are subject to income taxes as well as non-income based taxes in the U.K., the U.S. and many other jurisdictions around the world. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities in many of the jurisdictions in which we operate. Although we believe that our tax estimates are reasonable, any material differences as a result of final determinations of tax audits or tax disputes could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.

Because the majority of our subsidiaries have some or all of their ownership through U.S. corporations, our worldwide effective tax rate is subject to provisions of U.S. tax law that defer the imposition of U.S. tax on certain foreign active income until that income is repatriated to the United States. Any repatriation, through our U.S. ownership structure, of assets currently held by subsidiaries in foreign jurisdictions or recognition of income that fails to meet the U.S. tax requirements related to deferral of U.S. income tax, may result in a higher effective tax rate for our company. While the company may mitigate this increase in its effective tax rate through claiming a foreign tax credit against its U.S. federal income taxes or potentially have foreign or U.S. taxes reduced under applicable income tax treaties, we are subject to various limitations.

We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the U.K., the U.S. and the many other jurisdictions in which we have a presence. Also, various income tax proposals in the jurisdictions in which we operate could result in changes to the existing laws on which our deferred taxes are calculated. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher income or non-income tax expense. Any such material changes could cause a material change in our effective tax rate.

Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit shifting (BEPS) project being undertaken by the Organisation for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries that encompass most of the jurisdictions in which we operate, is undertaking studies and publishing action plans that include recommendations aimed at addressing what they believe are issues within tax systems that may lead to tax avoidance by companies. It is possible that jurisdictions in which we do business could react to the BEPS initiative or their own concerns by enacting tax legislation that could adversely affect us or our shareholders through increasing our tax liabilities.

Factors Relating to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated operating cash flow (as defined in note 18 to our consolidated financial statements included in Part II of this Annual Report). As a result, we are highly leveraged. At December 31, 2014, our outstanding consolidated debt and capital lease obligations aggregated $46.2 billion, including $1,550.9 million that is classified as current in our consolidated balance sheet and $42.1 billion that is not due until 2020 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. As our debt maturities grow in later years, however, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions in 2013 and 2014 that, among other things, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete additional refinancing transactions or otherwise extend our debt maturities. In this regard, it is difficult to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments will impact the credit and equity markets we access and our future financial position.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of certain of our subsidiaries is dependent primarily on our ability to maintain or increase the operating cash flow of our subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. For example, if the operating cash flow of our subsidiary, UPC Broadband Holding, were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. During 2014, we purchased $1,596.9 million (including direct acquisition costs) of Liberty Global Class A and Class C ordinary shares.

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
We are subject to increasing operating costs and inflation risks, which may adversely affect our earnings. While our operations attempt to increase our subscription rates to offset increases in programming and operating costs, there is no assurance that they will be able to do so. In certain countries in which we operate, our ability to increase subscription rates is subject to regulatory controls. Also, our ability to increase subscription rates may be constrained by competitive pressures. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on our cash flow and net earnings

(loss). We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs in certain of our markets.
Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations. The current macroeconomic environment is highly volatile, and continuing instability in global markets, including the ongoing struggles in Europe related to sovereign debt issues, the risk of deflation and the stability of the euro, has contributed to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, including the effectiveness of measures by the EU Commission to address debt burdens of certain countries in Europe and the overall stability of the eurozone. As a result, we cannot predict how long challenging conditions will exist or the extent to which the markets in which we operate may deteriorate. Additional risks arising from the ongoing economic challenges in Europe are described below under We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows.
Unfavorable economic conditions may impact a significant number of our subscribers and/or the prices we are able to charge for our products and services, and, as a result, it may be (1) more difficult for us to attract new subscribers, (2) more likely that subscribers will downgrade or disconnect their services and (3) more difficult for us to maintain ARPUs at existing levels. Countries may also seek new or increased revenue sources due to fiscal deficits. Such actions may further adversely affect our company. Accordingly, our ability to increase, or, in certain cases, maintain, the revenue, ARPUs, RGUs, operating cash flow, operating cash flow margins and liquidity of our operating segments could be adversely affected if the macroeconomic environment remains uncertain or declines further. We are currently unable to predict the extent of any of these potential adverse effects.
We are exposed to sovereign debt and currency instability risks in Europe that could have an adverse impact on our liquidity, financial condition and cash flows. Our operations are subject to macroeconomic and political risks that are outside of our control. For example, high levels of sovereign debt in the U.S. and several European countries in which we operate, combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), tax increases, sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. With regard to currency instability issues, concerns exist in the eurozone with respect to individual macro-fundamentals on a country-by-country basis, as well as with respect to the overall stability of the European monetary union and the suitability of a single currency to appropriately deal with specific fiscal management and sovereign debt issues in individual eurozone countries. The realization of these concerns could lead to the exit of one or more countries from the European monetary union and the re-introduction of individual currencies in these countries, or, in more extreme circumstances, the possible dissolution of the European monetary union entirely, which could result in the redenomination of a portion or, in the extreme case, all of our euro-denominated assets, liabilities and cash flows to the new currency of the country in which they originated. This could result in a mismatch in the currencies of our assets, liabilities and cash flows. Any such mismatch, together with the capital market disruption that would likely accompany any such redenomination event, could have a material adverse impact on our liquidity and financial condition. Furthermore, any redenomination event would likely be accompanied by significant economic dislocation, particularly within the eurozone countries, which in turn could have an adverse impact on demand for our products and services, and accordingly, on our revenue and cash flows. Moreover, any changes from euro to non-euro currencies within the countries in which we operate would require us to modify our billing and other financial systems. No assurance can be given that any required modifications could be made within a timeframe that would allow us to timely bill our customers or prepare and file required financial reports. In light of the significant exposure that we have to the euro through our euro-denominated borrowings, derivative instruments, cash balances and cash flows, a redenomination event could have a material adverse impact on our company.
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

We are exposed to the risk of default by the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties could default on their obligations to us. Also, even though we regularly review our credit exposures, defaults may arise from events or circumstances that are difficult to detect or foresee. At December 31, 2014, our exposure to counterparty credit risk included (1) derivative assets with an aggregate fair value of $1,040.9 million, (2) cash and cash equivalent and restricted cash balances of $1,236.5 million and (3) aggregate undrawn debt facilities of $3,974.1 million. While we currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, the current economic conditions and uncertainties in global financial markets have increased the credit risk of our counterparties and we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance could have an adverse effect on our cash flows, results of operations and financial condition. In this regard, (1) the financial failure of any of our counterparties could reduce amounts available under committed credit facilities and adversely impact our ability to access cash deposited with any failed financial institution, thereby causing a default under one or more derivative contracts, and (2) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. In an insolvency of a derivative counterparty under the laws of certain jurisdictions, however, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.
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
We may not report net earnings. We reported losses from continuing operations of $980.9 million, $882.0 million and $583.9 million during 2014, 2013 and 2012, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future or ever.
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
John C. Malone has significant voting power with respect to corporate matters considered by our shareholders. John C. Malone beneficially owns outstanding ordinary shares of Liberty Global representing 25.2% of our aggregate voting power as of February 6, 2015. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our shareholders for approval. For example, under English law and our articles of association, certain matters (including amendments to the articles of association) require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution, and other certain corporate transactions or matters may require the approval of at least 75% of the outstanding shares of each class of our ordinary shares. Because Mr. Malone beneficially owns more than 25% of our aggregate voting power and more than 75% of the outstanding Class B ordinary shares, he has the ability to prevent the requisite approval threshold from being met even though the other shareholders may determine that such action or transaction is beneficial for the Company.

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
It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our articles of association and of English law may discourage, delay, or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

•
authorizing a capital structure with multiple classes of ordinary shares: a Class B that entitles the holders to 10 votes per share; a Class A that entitles the holders to one vote per share; and a Class C that, except as otherwise required by applicable law, entitles the holder to no voting rights;

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
During 2014, we leased our corporate offices in London, U.K., in Englewood, Colorado and in Amsterdam, the Netherlands. All of our other real or personal property is owned or leased by our subsidiaries and affiliates.
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
Item 3.    LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 17 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.
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

Market Information

We have three classes of ordinary shares, Liberty Global Class A, Class B and Class C, that trade on the NASDAQ Global Select Market under the symbols “LBTYA,” “LBTYB” and “LBTYK,” respectively. The following table sets forth the range of high and low sales prices of Liberty Global Class A, Class B and Class C ordinary shares for the periods indicated. For periods prior to the June 7, 2013 completion of the Virgin Media Acquisition, amounts represent market prices for shares of LGI Series A, Series B and Series C common stock.

	Class/Series A		Class/Series B		Class/Series C
	High	Low	High	Low	High	Low

Year ended December 31, 2014
First quarter	$46.78	$40.36	$46.74	$41.08	$44.26	$39.52
Second quarter	$45.61	$38.49	$46.07	$39.48	$43.59	$37.38
Third quarter	$44.93	$41.38	$46.91	$42.66	$43.35	$39.71
Fourth quarter	$51.99	$41.29	$53.00	$40.13	$49.92	$40.35

Year ended December 31, 2013
First quarter	$38.15	$32.96	$37.12	$33.00	$34.95	$29.67
Second quarter	$41.10	$35.89	$40.03	$36.89	$37.57	$32.88
Third quarter	$42.33	$38.69	$42.46	$38.81	$39.29	$35.55
Fourth quarter	$46.27	$38.94	$46.08	$40.15	$42.94	$36.51

Holders

As of February 6, 2015, there were 360, 44 and 432 record holders of Liberty Global Class A, Class B and Class C ordinary shares, respectively (which amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder).

Dividends

We have not paid any cash dividends on Liberty Global Class A, Class B and Class C ordinary shares, and we have no present intention of doing so. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations including applicable laws in England and Wales. Except as noted below, there are currently no contractual restrictions on our ability to pay dividends in cash or shares. The credit facilities to which certain of our subsidiaries are parties restrict our ability to access their cash for, among other things, our payment of cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended December 31, 2014:

Period	Total number of shares purchased		Average price paid per share (a)		Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2014 through October 31, 2014	Class A:	—	Class A:	$—	Class A:	—	(b)
	Class C:	—	Class C:	$—	Class C:	—	(b)

November 1, 2014 through November 30, 2014	Class A:	—	Class A:	$—	Class A:	—	(b)
	Class C:	8,869,500	Class C:	$45.89	Class C:	8,869,500	(b)

December 1, 2014 through December 31, 2014	Class A:	—	Class A:	$—	Class A:	—	(b)
	Class C:	4,950,500	Class C:	$48.47	Class C:	4,950,500	(b)

Total — October 1, 2014 through December 31, 2014	Class A:	—	Class A:	$—	Class A:	—	(b)
	Class C:	13,820,000	Class C:	$46.82	Class C:	13,820,000	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)
As of December 31, 2014, the remaining amount authorized for share repurchases was $1,933.7 million. Subsequent to December 31, 2014, our board of directors authorized an additional $2.0 billion of availability for share repurchases. For additional information, see note 12 to our consolidated financial statements.

Stock Performance Graph
The following graph compares the change from January 1, 2010 to December 31, 2014 in the cumulative total shareholder return on our Class/Series A shares, our Class/Series B shares, our Class/Series C shares, the ICB 6500 Telecommunications and the Nasdaq US Benchmark TR Index (assuming reinvestment of dividends, as applicable). The graph assumes that $100 was invested on January 1, 2010.

	As of December 31,
	2010	2011	2012	2013	2014

Liberty Global Class A (a)	$161.57	$187.40	$287.49	$406.43	$448.70
Liberty Global Class B (a)	$163.09	$187.22	$286.07	$402.04	$450.13
Liberty Global Class C (a)	$154.99	$180.79	$268.80	$385.73	$441.99
ICB 6500 Telecommunications	$119.27	$127.28	$151.85	$172.19	$176.88
Nasdaq US Benchmark TR Index	$117.55	$117.91	$137.29	$183.26	$206.09
_______________

(a)	Prior to the June 7, 2013 completion of the Virgin Media Acquisition, amounts represent market prices for LGI Series A, Series B, and Series C common stock.

Item 6.    SELECTED FINANCIAL DATA

The following tables present selected historical financial information of Liberty Global and its consolidated subsidiaries. The following selected financial data was derived from our consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. This information is only a summary and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2014	2013	2012	2011	2010
	in millions
Summary Balance Sheet Data (a):
Property and equipment, net	$23,840.6	$23,974.9	$13,437.6	$12,868.4	$11,112.3
Goodwill	$29,001.6	$23,748.8	$13,877.6	$13,289.3	$11,734.7
Total assets	$72,841.9	$67,714.3	$38,307.7	$36,409.2	$33,328.8
Debt and capital lease obligations, including current portion	$46,159.0	$44,704.3	$27,524.5	$24,757.9	$22,462.6
Total equity	$14,116.0	$11,541.5	$2,085.1	$2,931.4	$3,457.7

	Year ended December 31,
	2014	2013	2012	2011	2010
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue	$18,248.3	$14,474.2	$9,930.8	$9,930.8	$7,995.2
Operating income	$2,228.2	$2,012.1	$1,983.1	$1,983.1	$1,443.9
Loss from continuing operations (b)	$(980.9)	$(882.0)	$(583.9)	$(801.5)	$(977.3)
Loss from continuing operations attributable to Liberty Global shareholders	$(1,028.5)	$(937.6)	$(623.7)	$(841.0)	$(889.8)
Basic and diluted loss from continuing operations attributable to Liberty Global shareholders per share — Class A, Class B and Class C ordinary shares	$(1.29)	$(1.39)	$(1.17)	$(1.59)	$(1.93)
 ___________________

(a)
We acquired Ziggo on November 11, 2014, Virgin Media on June 7, 2013, OneLink on November 8, 2012, KBW on December 15, 2011, Aster on September 16, 2011 and Unitymedia KabelBW on January 28, 2010. We also completed a number of less significant acquisitions during the years presented. We sold the Chellomedia Disposal Group on January 31, 2014, Austar on May 23, 2012 and the J:COM Disposal Group on February 18, 2010. Accordingly, our summary statement of operations data presents the Chellomedia Disposal Group, Austar and the J:COM Disposal Group as discontinued operations during the applicable periods. For information regarding our acquisitions and dispositions during the past three years, see notes 4 and 5 to our consolidated financial statements.

(b)	Includes earnings from continuing operations attributable to noncontrolling interests of $47.6 million, $55.6 million, $39.8 million, $39.5 million and $87.5 million, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with our consolidated financial statements. This discussion is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2014, 2013 and 2012.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that contain uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) are presented, as of December 31, 2014.

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at December 31, 2014 in 14 countries. Through Virgin Media, Unitymedia KabelBW and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K., Germany and Belgium, respectively, and through Ziggo and UPC Nederland, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands. We also provide (i) video, broadband internet and fixed-line telephony services in eight other European countries and (ii) mobile services in four other European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet, Ziggo, UPC Nederland and our other operations in Europe are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR. Our consolidated operations also include the broadband communications operations of Liberty Puerto Rico.

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

We have launched “Horizon TV” in the Netherlands, Switzerland, Ireland and Germany and cloud-based Horizon TV in Poland. Horizon TV is a family of media products that allows customers to view and share content across the television, computer, tablet and smartphone. Horizon TV is powered by a user interface that provides customers a seamless intuitive way to access linear, time-shifted, on-demand and web-based content on the television. It also features an advanced set-top box that delivers not only video, but also internet and voice connections along with a wireless network for the home. For our Horizon TV customers, we also offer applications for various services. We are expanding the Horizon TV experience through cloud TV, including cloud DVR, VoD navigation and advanced applications.  In November 2014, we launched this cloud-based Horizon TV platform in select areas in Poland, followed by a full commercial launch in January 2015. In addition, we have launched our subscriber-video-on-demand or “SVOD” offering, which we refer to as “MyPrime”. MyPrime is a subscription-based on-demand video library that allows customers to choose from several thousand classic films, children’s programs, series and documentaries. We have launched MyPrime in the Netherlands, Switzerland, Poland and Hungary. We intend to (i) expand the availability of Horizon TV and MyPrime to other markets within our footprint and (ii) continue to improve the Horizon TV user experience with new functionality and software updates. In the U.K., our digital video experiences are offered through a “TiVo” platform that provides converged television and broadband internet capabilities.
Although our digital television signals are encrypted in many of the countries in which we operate, our basic digital television channels in Germany, Switzerland, Austria, Romania, the Czech Republic, Poland and a portion of the Netherlands are unencrypted. Where our basic digital television channels are unencrypted, subscribers who have the necessary equipment and who pay the monthly subscription fee for our analog package are able to watch our basic digital television channels.  Regardless of whether basic digital television channels are offered on an unencrypted basis, expanded channel packages and premium channels and services continue to be available for an incremental monthly fee in all of our markets. In markets where we introduce unencryption, we generally expect to experience a positive impact on our subscriber disconnect levels and a somewhat negative impact on demand for lower tiers of digital cable services.

We offer broadband internet services in all of our broadband communications markets. Our residential subscribers generally access the internet at various download speeds ranging up to 250 Mbps (500 Mbps in limited areas), depending on the market and the tier of service selected. We determine pricing for each tier of broadband internet service through analysis of speed, market conditions and other factors.

We offer fixed-line telephony services in all of our broadband communications markets, primarily using voice-over-internet-protocol or “VoIP” technology. In addition, we offer mobile services using third-party networks in the U.K., Belgium, Germany, Chile and, to a lesser extent, Poland, Hungary, the Netherlands, Switzerland and Austria.

We have completed a number of transactions that impact the comparability of our 2014, 2013 and 2012 results of operations, including the Ziggo Acquisition on November 11, 2014, the Virgin Media Acquisition on June 7, 2013, the Puerto Rico Transaction on November 8, 2012 and a number of less significant acquisitions during 2014, 2013 and 2012.

On January 31, 2014, we completed the Chellomedia Transaction and, in May 2012, we completed the sale of Austar. We have accounted for the Chellomedia Disposal Group and Austar as discontinued operations in our consolidated financial statements. Accordingly, (i) the Chellomedia Disposal Group is presented as a discontinued operation in our consolidated balance sheet as of December 31, 2013 and (ii) our consolidated statements of operations and cash flows have been reclassified to present the Chellomedia Disposal Group and Austar as discontinued operations for all applicable periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

For further information regarding our completed acquisitions and dispositions, see notes 4 and 5 to our consolidated financial statements.

From a strategic perspective, we are seeking to build broadband communications and mobile businesses that have strong prospects for future growth in revenue, operating cash flow (as defined in note 18 to our consolidated financial statements) and free cash flow (as defined below under Liquidity and Capital Resources — Free Cash Flow). As discussed further under Liquidity and Capital Resources — Capitalization below, we also seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At December 31, 2014, we owned and operated networks that passed 51,946,200 homes and served 55,941,900 revenue generating units (RGUs), consisting of 24,335,700 video subscribers, 17,275,300 broadband internet subscribers and 14,330,900 fixed-line telephony subscribers. In addition, at December 31, 2014, we served 4,528,100 mobile subscribers.

Including the effects of acquisitions, we added a total of 7,627,700 RGUs during 2014. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 1,278,900 RGUs on an organic basis during 2014, as compared to 1,294,300 RGUs added on an organic basis during 2013. The organic RGU growth during 2014 is attributable to the net effect of (i) an increase of 905,000 broadband internet RGUs, (ii) a decrease of 674,100 analog cable RGUs, (iii) an increase of 597,300 fixed-line telephony RGUs and (iv) an increase of 454,600 digital cable RGUs.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node (referred to herein as FTTx) and advanced digital subscriber line (DSL) technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	an organic decline in overall revenue in the Netherlands during the fourth quarter of 2014, as compared to the fourth quarter of 2013;

(ii)
organic declines during the fourth quarter of 2014 in (a) video RGUs in the majority of our markets, as net declines in our analog cable RGUs generally exceeded net additions to our digital cable RGUs (including migrations from analog cable) in these markets, (b) fixed-line telephony RGUs in Chile and the Netherlands and (c) total RGUs in the Netherlands, Switzerland and Chile; and

(iii)	organic declines in overall cable ARPU in many of our markets during the fourth quarter of 2014, as compared to the fourth quarter of 2013.

In addition to competition, our operations are subject to macroeconomic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and several European countries in which we operate, combined with weak growth and high unemployment, could lead to fiscal reforms (including austerity measures), tax increases, sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and, potentially, disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. Given our significant exposure to the euro, the occurrence of any of these events within the eurozone countries could have an adverse impact on, among other matters, our liquidity and cash flows.

The video, broadband internet and fixed-line telephony businesses in which we operate are capital intensive. Significant additions to our property and equipment are required to add customers to our networks and to upgrade our broadband communications networks and customer premises equipment to enhance our service offerings and improve the customer experience, including expenditures for equipment and labor costs. Significant competition, the introduction of new technologies, the expansion of existing technologies such as FTTx and advanced DSL technologies, or adverse regulatory developments could cause us to decide to undertake previously unplanned upgrades of our networks and customer premises equipment in impacted markets. In addition, no assurance can be given that any future upgrades will generate a positive return or that we will have adequate capital available to finance such future upgrades. If we are unable to, or elect not to, pay for costs associated with adding new customers, expanding or upgrading our networks, or making our other planned or unplanned additions to our property and equipment, our growth could be limited and our competitive position could be harmed.

In order to achieve what we believe will be attractive returns, we plan to undertake a network extension program in the U.K. pursuant to which we may connect up to an estimated four million additional homes and businesses to Virgin Media’s broadband communications network from 2015 through 2020 (the U.K. Network Extension). These additional premises were identified through a detailed review of our existing network in the U.K. that highlighted an opportunity to drive further scale by targeting accretive network extensions. The U.K. Network Extension will be completed in phases and will initially focus on the most accretive expansion opportunities. Depending on a variety of factors, including the financial and operational results of the earlier phases of the program, the U.K. Network Extension may be modified or cancelled at our discretion. Assuming the full completion of the U.K. Network Extension, we estimate that Virgin Media will incur total incremental property and equipment additions ranging from approximately £2.9 billion ($4.5 billion) to £3.1 billion ($4.8 billion) from 2015 through 2020, including expenditures related to (i) the build-out of Virgin Media’s network, which we estimate will account for approximately 80% of our total investment, and (ii) the purchase and installation of related customer premises equipment. We currently expect that these expenditures will be predominantly funded through debt financing and will (a) positively impact the organic growth in our consolidated revenue and operating cash flow, with meaningful benefits beginning in 2017, and (b) increase the percentage of revenue represented by our aggregate consolidated property and equipment additions over this time frame. Including the full estimated impact of the U.K. Network Extension and assuming no changes to our current long-range capital plan, we expect that our aggregate consolidated property and equipment additions as a percentage of our revenue will range from 21% to 23% during the period from 2015 through 2020. For additional information regarding our property and equipment additions, see Liquidity and Capital Resources — Consolidated Statements of Cash Flows below.

Including the impacts of the U.K. Network Extension, we expect that we will continue to generate organic growth in our consolidated revenue and operating cash flow over the next few years. We expect this growth to come primarily from (i) increases in overall ARPU, (ii) organic increases in our broadband internet, fixed-line telephony and digital cable RGUs, primarily driven by growth in our operations in Germany, the U.K. and other markets, as we expect that our analog cable RGUs will decline during this timeframe, (iii) growth in mobile services and (iv) growth in B2B services. Additionally, we plan to continue to improve our competitive position through (a) the development and launch of new technology initiatives, including further launches of our Horizon TV platform and the continued rollout of our SVOD offering, and (b) further extensions and upgrades of our networks in certain of our markets, including the U.K. Network Extension, as described above. During this timeframe, we also expect to achieve further cost efficiencies and synergies as we continue to leverage our scale. We also expect that continued customer bundling of our broadband communications and mobile services along with our Horizon TV, SVOD and other advanced technologies will positively impact our subscriber retention rates over this timeframe. For additional information regarding our property and equipment additions, including our 2015 expectations for the European Operations Division and Chile, see Liquidity and Capital Resources — Consolidated Statements of Cash Flows below.

Our expectations with respect to the items discussed in the preceding two paragraphs are subject to competitive, economic, technological, political and regulatory developments and other factors outside of our control. Accordingly, no assurance can be given that actual results in future periods will not differ materially from our expectations.

We rely on third-party vendors for the equipment, software and services that we require in order to provide services to our customers. Our suppliers often conduct business worldwide and their ability to meet our needs is subject to various risks, including political and economic instability, natural calamities, interruptions in transportation systems, terrorism and labor issues. As a result, we may not be able to obtain the equipment, software and services required for our businesses on a timely basis or on satisfactory terms. Any shortfall in customer premises equipment could lead to delays in connecting customers to our services and, accordingly, could adversely impact our ability to maintain or increase our RGUs, revenue and cash flows.

Results of Operations

As noted under Overview above, the comparability of our operating results during 2014, 2013 and 2012 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first twelve months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity. Normally, any such impacts would not be significant, however, due to the size of the Virgin Media Acquisition, our consolidated organic growth rates for 2014, as compared to 2013, are significantly different from the growth rates we would have reported if we had excluded Virgin Media’s organic growth from these organic growth rate calculations. Accordingly, to provide an additional perspective on (i) the growth of the components of our consolidated revenue and (ii) changes in our operating expenses, SG&A expenses and operating cash flow, we present (a) organic revenue growth rates that exclude Virgin Media’s organic growth in a note to our consolidated product revenue table included under Discussion and Analysis of our Consolidated Operating Results and (b) the organic changes of our consolidated operating expenses, SG&A expenses and operating cash flow excluding the impact of Virgin Media in a note to the respective tables that are included in Discussion and Analysis of our Reportable Segments.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended December 31, 2014 was to the euro and British pound sterling as 43.8% and 36.7% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report on Form 10-K, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services, and certain of our reportable segments provide mobile services. For detailed information regarding the composition of our reportable segments, including information regarding certain changes to our reportable segments that we made during the fourth quarter of 2014, see note 18 to our consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding share-based compensation expense, as further discussed in note 18 to our consolidated financial statements), as well as an analysis of operating cash flow by reportable segment for (i) 2014, as compared to 2013, and (ii) 2013, as compared to 2012. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. As discussed under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below, we have significant exposure to movements in foreign currency exchange rates. We also provide a table showing the operating cash flow margins of our reportable segments for 2014, 2013 and 2012 at the end of this section.

The revenue of our reportable segments includes revenue earned from (i) subscribers to our broadband communications and mobile services and (ii) B2B services, interconnect fees, installation fees, channel carriage fees, late fees and advertising.  Consistent with the presentation of our revenue categories in note 18 to our consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

Most of our revenue is derived from jurisdictions that administer VAT or similar revenue-based taxes.  Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers.  In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our operating cash flow and operating cash flow margins to the extent of any such tax increases.  In this regard, certain changes regarding VAT took effect on January 1, 2015, including (i) an increase in the VAT applicable to certain components of Virgin Media’s operations and (ii) a change in how VAT is calculated with respect to the operations of UPC DTH in Hungary, the Czech Republic and Slovakia. As compared to 2014 levels, these changes are expected to result in increases in annual VAT payments during 2015 ranging from approximately £30 million ($47 million) to £35 million ($55 million) for Virgin Media and approximately €12 million ($15 million) to €14 million ($17 million) for UPC DTH.

We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our networks or networks that we access through MVNO or other arrangements. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight in many of our markets. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes, we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our operating cash flow would be dependent on the call or text messaging patterns that are subject to the changed termination rates. For information regarding an ongoing tariff-setting process in Chile that may impact the revenue of VTR, see note 17 to our consolidated financial statements.

Revenue of our Reportable Segments

Revenue — 2014 compared to 2013

	Year ended December 31,		Increase (decrease)		Organic increase (decrease) (a)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K./Ireland (b)	$7,409.9	$4,117.4	$3,292.5	80.0	4.5
The Netherlands (c)	1,498.5	1,242.4	256.1	20.6	(1.3)
Germany	2,711.5	2,559.2	152.3	6.0	6.0
Belgium	2,279.4	2,185.9	93.5	4.3	4.3
Switzerland/Austria	1,846.1	1,767.1	79.0	4.5	3.1
Total Western Europe	15,745.4	11,872.0	3,873.4	32.6	4.0
Central and Eastern Europe	1,259.5	1,272.0	(12.5)	(1.0)	0.7
Central and other	(7.1)	(0.4)	(6.7)	N.M.	N.M.
Total European Operations Division	16,997.8	13,143.6	3,854.2	29.3	3.6
Chile	898.5	991.6	(93.1)	(9.4)	4.4
Corporate and other	376.9	374.3	2.6	0.7	0.3
Intersegment eliminations	(24.9)	(35.3)	10.4	N.M.	N.M.
Total	$18,248.3	$14,474.2	$3,774.1	26.1	3.6
_______________

(a)
As further described under Results of Operations above, our organic revenue growth rate during 2014 is impacted by the organic growth of Virgin Media. Excluding the impact of Virgin Media, the organic increase in (i) U.K./Ireland’s revenue would have been 1.1% and (ii) our total revenue would have been 3.2%. For additional information, see Discussion and Analysis of our Consolidated Results — Revenue.

(b)	The amount presented for 2013 includes the post-acquisition revenue of Virgin Media from June 8, 2013 through December 31, 2013.

(c)	The amount presented for 2014 includes the post-acquisition revenue of Ziggo from November 12, 2014 through December 31, 2014.

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

U.K./Ireland. The details of U.K./Ireland’s revenue during 2014, as compared to 2013, are set forth below:

	Year ended December 31,		Increase		Organic increase
	2014	2013	$	%	%
	in millions
U.K.	$6,941.1	$3,653.7	$3,287.4	90.0	4.9
Ireland	468.8	463.7	5.1	1.1	1.1
Total	$7,409.9	$4,117.4	$3,292.5	80.0	4.5

The increase in U.K./Ireland's revenue during 2014, as compared to 2013, is primarily due to the June 2013 Virgin Media Acquisition. The organic revenue growth rate of U.K./Ireland is impacted by the size and timing of the Virgin Media Acquisition. Accordingly, (i) we present a separate discussion and analysis for each of the U.K. and Ireland and (ii) the below discussion and analysis of the U.K.’s revenue is presented on a pro forma basis as if the results of Virgin Media were included for the full year 2013. We believe this pro forma analysis provides a more meaningful comparison of Virgin Media’s revenue.

U.K. During 2014, Virgin Media generated revenue of $6,941.1 million, representing a pro forma organic increase of $163.4 million or 2.5%, compared to the revenue reported by Virgin Media during 2013. This pro forma organic increase in Virgin Media’s revenue, which represents the increase that remains after eliminating the impacts of (i) a decrease of $21.4 million associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts, (ii) an acquisition and (iii) FX, is attributable to the net effect of (a) an increase in cable subscription revenue of $148.2 million or 3.3%, (b) a decrease in other non-subscription revenue of $90.1 million or 23.3%, (c) an increase in mobile subscription revenue of $61.9 million or 9.0% and (d) an increase in non-subscription B2B revenue of $43.4 million or 4.7%.

The pro forma organic increase during 2014 in Virgin Media’s cable subscription revenue is primarily due to an increase in ARPU and, to a lesser extent, the average number of RGUs, as an increase in the average number of broadband internet RGUs was only partially offset by declines in the average numbers of digital cable and fixed-line telephony RGUs. The increase in ARPU is primarily due to a net increase resulting from the following factors: (i) higher ARPU due to (a) February 2014 and February 2013 price increases for broadband internet, digital cable and fixed-line telephony services and (b) an October 2013 price increase for certain broadband internet services, (ii) lower ARPU due to the impact of higher discounts, (iii) lower ARPU due to lower fixed-line telephony call volumes, (iv) higher ARPU due to increased penetration of Virgin Media’s TiVo set-top boxes, (v) lower ARPU due to a change in legislation with respect to the charging of VAT, as discussed below, and (vi) higher ARPU due to the net effect of increases in the proportion of subscribers receiving (1) higher-priced tiers of broadband internet services in Virgin Media’s bundles and (2) lower-priced tiers of digital cable services in Virgin Media’s bundles.

The pro forma organic increase in Virgin Media’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the number of customers taking postpaid mobile services, (ii) a decline in the number of prepaid mobile customers, (iii) July 2013 and July 2014 price increases, (iv) a decrease due to a higher proportion of Virgin Media’s postpaid customers taking lower-priced subscriber identification module or “SIM”-only contracts and (v) a reduction in chargeable usage, primarily attributable to the net effect of (a) a higher proportion of subscribers moving to higher-limit and unlimited usage bundles for voice and short message service (or SMS) and (b) an increase in the amount of chargeable data. In addition, the growth in mobile subscription revenue was partially offset by the impact of certain nonrecurring net adjustments of $6.0 million and $1.8 million during the first and second quarters of 2013, respectively, that positively impacted 2013.

The pro forma organic increase in Virgin Media’s non-subscription B2B revenue is primarily due to the net effect of (i) an increase in B2B data revenue primarily attributable to (a) increased volumes and (b) an increase of $17.8 million in the amortization of deferred upfront fees on B2B contracts and (ii) a decline in B2B voice revenue primarily attributable to (1) lower termination rates and (2) a decline in usage. In addition, the growth in B2B revenue also benefited from the impact of certain nonrecurring net adjustments of $4.8 million that negatively impacted the third quarter of 2013.

The pro forma organic decrease in Virgin Media’s other non-subscription revenue is primarily attributable to the net effect of (i) a decrease in interconnect revenue, primarily due to a reduction in (a) fixed-line termination rates in February 2014 and (b) mobile termination rates in April 2013, (ii) a decrease of $28.9 million related to a decline in Virgin Media’s non-cable subscriber base, (iii) a decrease in installation revenue and (iv) an increase in mobile handset sales primarily attributable to the net effect of (1) an $11.3 million increase related to the November 2014 introduction of a new mobile program whereby customers can elect to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract and (2) a decrease in sales to third-party retailers and prepaid handset sales. Under the new mobile program, Virgin Media generally recognizes the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. The changes, which took effect on May 1, 2014, impacted Virgin Media and some of its competitors. As a result of this legislation, Virgin Media’s revenue was £28.9 million ($45.0 million) lower during 2014, as compared to 2013. For additional information regarding a potential challenge from the U.K. government regarding Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation, see note 17 to our consolidated financial statements.

Ireland. The increase in Ireland’s revenue during 2014, as compared to 2013, includes (i) an organic increase of $5.0 million or 1.1%, and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$26.4	$—	$26.4
ARPU (b)	(14.2)	—	(14.2)
Total increase in cable subscription revenue	12.2	—	12.2
Decrease in B2B revenue	—	(2.3)	(2.3)
Decrease in other non-subscription revenue (c)	—	(4.9)	(4.9)
Total organic increase (decrease)	12.2	(7.2)	5.0
Impact of FX	0.3	(0.2)	0.1
Total	$12.5	$(7.4)	$5.1
_______________

(a)
The increase in Ireland’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony and broadband internet RGUs that were only partially offset by declines in the average numbers of analog cable RGUs, multi-channel multi-point (microwave) distribution system (MMDS) video RGUs and digital cable RGUs.

(b)
The decrease in Ireland’s cable subscription revenue related to a change in ARPU is primarily due to (i) an adverse change in RGU mix and (ii) a net decrease resulting from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of broadband internet, video and fixed-line telephony services in Ireland’s bundles, including the impact of a price increase in March 2014, (b) lower ARPU due to the impact of higher bundling discounts and (c) lower ARPU due to a decrease in fixed-line telephony call volumes.

(c)	The decrease in Ireland’s other non-subscription revenue is primarily due to a decrease in installation revenue.

The Netherlands. The increase in the Netherlands’ revenue during 2014, as compared to 2013, includes (i) an organic decrease of $16.3 million or 1.3%, (ii) the impact of the Ziggo Acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$1.5	$—	$1.5
ARPU (b)	(3.4)	—	(3.4)
Total decrease in cable subscription revenue	(1.9)	—	(1.9)
Decrease in mobile subscription revenue	(0.2)	—	(0.2)
Total decrease in subscription revenue	(2.1)	—	(2.1)
Decrease in B2B revenue	—	(2.8)	(2.8)
Decrease in other non-subscription revenue (c)	—	(11.4)	(11.4)
Total organic decrease	(2.1)	(14.2)	(16.3)
Impact of Ziggo Acquisition	262.2	30.0	292.2
Impact of FX	(21.0)	1.2	(19.8)
Total	$239.1	$17.0	$256.1

_______________

(a)
The increase in the Netherlands’ cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were mostly offset by a decline in the average number of analog cable RGUs.

(b)
The decrease in the Netherlands’ cable subscription revenue related to a change in ARPU is due to the net effect of (i) a net decrease primarily resulting from the following factors: (a) lower ARPU due to the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet and fixed-line telephony services in the Netherlands’ bundles, (b) higher ARPU due to the impact of lower bundling discounts, (c) higher ARPU from digital cable services and (d) lower ARPU due to a decrease in fixed-line telephony call volumes and (ii) an improvement in RGU mix.

(c)	The decrease in the Netherlands’ other non-subscription revenue is primarily due to lower installation revenue.

Germany. The increase in Germany’s revenue during 2014, as compared to 2013, includes (i) an organic increase of $153.7 million or 6.0% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$105.7	$—	$105.7
ARPU (d)	36.4	—	36.4
Total increase in cable subscription revenue	142.1	—	142.1
Increase in mobile subscription revenue (e)	5.3	—	5.3
Total increase in subscription revenue	147.4	—	147.4
Increase in B2B revenue	—	0.5	0.5
Increase in other non-subscription revenue (f)	—	5.8	5.8
Total organic increase	147.4	6.3	153.7
Impact of FX	(1.6)	0.2	(1.4)
Total	$145.8	$6.5	$152.3
_______________

(a)
Germany’s subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of December 31, 2014, bulk agreements covering approximately 39% of the video subscribers that Germany serves through these agreements expire by the end of 2015 or are terminable on 30-days notice. During the three months ended December 31, 2014, Germany’s 20 largest bulk agreement accounts generated approximately 7% of its total revenue (including estimated amounts billed directly to the building occupants for premium cable, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all.

(b)
Germany’s other non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s analog and digital cable offerings.  This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2015 through 2018.  The aggregate amount of revenue related to these carriage contracts represented approximately 5% of Germany’s total revenue during the three months ended December 31, 2014.  No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In 2012, public broadcasters sent us notices purporting to terminate their carriage fee arrangements effective December 31, 2012. Although we have rejected these termination notices, beginning in 2013, we ceased recognizing revenue related to these carriage fee arrangements. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited through 2016 by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increase in Germany’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(d)
The increase in Germany’s cable subscription revenue related to a change in ARPU is due to (i) a net increase primarily resulting from the following factors: (a) higher ARPU from broadband internet and digital cable services, (b) lower ARPU from fixed-line telephony services due to the net effect of (1) a decrease in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (2) an increase in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (c) lower ARPU from analog cable services primarily due to a higher proportion of customers receiving discounted analog cable services through certain bulk agreements and lower negotiated rates through these agreements and (ii) an improvement in RGU mix.

(e)
The increase in Germany’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services.

(f)
The increase in Germany’s other non-subscription revenue is attributable to the net effect of (i) a decrease in interconnect revenue of $15.6 million, primarily attributable to lower fixed-line termination rates, (ii) an increase in carriage fee revenue of $7.0 million and (iii) a net increase from individually insignificant changes in other non-subscription revenue categories. The increase during 2014, as compared to 2013, also includes an $11.4 million increase in network usage revenue related to the first quarter 2014 settlement of prior year amounts.

Belgium. The increase in Belgium’s revenue during 2014, as compared to 2013, includes (i) an organic increase of $94.5 million or 4.3% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$53.1	$—	$53.1
ARPU (b)	16.4	—	16.4
Total increase in cable subscription revenue	69.5	—	69.5
Increase in mobile subscription revenue (c)	12.9	—	12.9
Total increase in subscription revenue	82.4	—	82.4
Increase in B2B revenue (d)	—	9.4	9.4
Increase in other non-subscription revenue (e)	—	2.7	2.7
Total organic increase	82.4	12.1	94.5
Impact of FX	(0.7)	(0.3)	(1.0)
Total	$81.7	$11.8	$93.5
_______________

(a)
The increase in Belgium’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, digital cable and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in Belgium’s cable subscription revenue related to a change in ARPU is primarily due to an improvement in RGU mix. Excluding RGU mix, ARPU remained relatively constant primarily due to the net effect of the following factors: (i) higher ARPU due to (a) an increase in the proportion of subscribers receiving higher-priced tiers of services due to migrations to Belgium’s current bundle offerings and (b) February 2014 price increases for certain existing analog and digital cable, broadband internet and fixed-line telephony services, (ii) lower ARPU due to the impact of higher bundling and promotional discounts, (iii) lower ARPU from fixed-line telephony services due to (1) lower fixed-line telephony call volumes for customers on usage-based plans and (2) a higher proportion of customers migrating to fixed-rate calling plans and (iv) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of broadband internet services in Belgium’s bundles.

(c)
The increase in Belgium’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU primarily due to (a) the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services and (b) a reduction in billable usage.

(d)	The increase in Belgium’s B2B revenue is primarily due to (i) higher revenue from voice, video and data services and (ii) higher wholesale revenue from mobile services.

(e)
The increase in Belgium’s other non-subscription revenue is primarily due to the net effect of (i) an increase in interconnect revenue of $12.2 million, primarily due to the net effect of (a) growth in mobile customers and (b) lower SMS usage, (ii) a decrease in mobile handset sales of $11.7 million and (iii) an increase in set-top box sales of $6.8 million, primarily due to a digital cable migration completed during the third quarter of 2014. The decrease in Belgium’s mobile handset sales, which typically generate relatively low margins, is primarily due to a decrease in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 17 to our consolidated financial statements.

Switzerland/Austria. The increase in Switzerland/Austria’s revenue during 2014, as compared to 2013, includes (i) an organic increase of $55.5 million or 3.1%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$36.4	$—	$36.4
ARPU (b)	19.1	—	19.1
Total increase in cable subscription revenue	55.5	—	55.5
Increase in B2B revenue (c)	—	6.7	6.7
Decrease in other non-subscription revenue (d)	—	(6.7)	(6.7)
Total organic increase	55.5	—	55.5
Impact of acquisitions	7.3	(1.7)	5.6
Impact of FX	16.8	1.1	17.9
Total	$79.6	$(0.6)	$79.0
_______________

(a)
The increase in Switzerland/Austria’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, digital cable and fixed-line telephony RGUs in each of Switzerland and Austria that were largely offset by a decline in the average number of analog cable RGUs in each of Switzerland and Austria.

(b)
The increase in Switzerland/Austria’s cable subscription revenue related to a change in ARPU is due to an increase in Switzerland that was only partially offset by a decrease in Austria. The increase in Switzerland is primarily due to (i) an improvement in RGU mix and (ii) a net increase primarily resulting from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of fixed-line telephony and broadband internet services in Switzerland’s bundles, including the impact of price increases in April 2014 and January 2014, (b) lower ARPU due to a decrease in fixed-line telephony call volumes and (c) lower ARPU due to the impact of higher bundling discounts. The decrease in Austria is primarily due to (1) a net decrease resulting from the following factors: (A) higher ARPU due to a January 2014 price increase for video services, (B) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of digital cable and fixed-line telephony services in Austria’s bundles, (C) lower ARPU due to the impact of higher bundling discounts and (D) lower ARPU due to a decrease in fixed-line telephony call volumes and (2) an adverse change in RGU mix.

(c)
The increase in Switzerland/Austria’s B2B revenue is primarily due to the net effect of (i) increased volumes in voice, data and broadband internet services in Switzerland and (ii) lower revenue from internet and voice services in Austria.

(d)
The decrease in Switzerland/Austria’s other non-subscription revenue is largely due to the net effect of (i) a decrease in installation revenue in each of Switzerland and Austria, (ii) a decrease in revenue from Austria’s non-cable subscriber base and (iii) an increase in mobile handset sales in Switzerland.

Central and Eastern Europe. The decrease in Central and Eastern Europe’s revenue during 2014, as compared to 2013, includes (i) an organic increase of $9.2 million or 0.7% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$30.8	$—	$30.8
ARPU (b)	(16.9)	—	(16.9)
Total increase in cable subscription revenue	13.9	—	13.9
Increase in B2B revenue (c)	—	5.1	5.1
Decrease in other non-subscription revenue (d)	—	(9.8)	(9.8)
Total organic increase (decrease)	13.9	(4.7)	9.2
Impact of FX	(20.0)	(1.7)	(21.7)
Total	$(6.1)	$(6.4)	$(12.5)
_______________

(a)
The increase in Central and Eastern Europe’s cable subscription revenue related to a change in the average number of RGUs is primarily attributable to (i) increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs in Poland, Romania, Hungary and Slovakia and (ii) an increase in the average number of RGUs at UPC DTH that were largely offset by (a) a decline in the average number of analog cable RGUs in Poland, Romania, Hungary and Slovakia and (b) declines in the average numbers of digital cable and fixed-line telephony RGUs in the Czech Republic.

(b)
The decrease in Central and Eastern Europe’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease primarily resulting from the following factors: (a) lower ARPU from fixed-line telephony services, primarily due to (1) an increase in the proportion of subscribers receiving lower-priced calling plans and (2) a decrease in call volumes for customers on usage-based calling plans, (b) lower ARPU due to the impact of higher bundling discounts and (c) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in Central and Eastern Europe’s bundles and (ii) an improvement in RGU mix.

(c)	The increase in Central and Eastern Europe’s B2B revenue is largely due to higher revenue from voice services in Hungary and Poland.

(d)
The decrease in Central and Eastern Europe’s other non-subscription revenue is due to (i) a decrease in interconnect revenue, largely as a result of lower fixed-line telephony termination rates in Poland, and (ii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Chile. The decrease in Chile’s revenue during 2014, as compared to 2013, includes (i) an organic increase of $43.4 million or 4.4% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$36.9	$—	$36.9
ARPU (b)	13.5	—	13.5
Total increase in cable subscription revenue	50.4	—	50.4
Increase in mobile subscription revenue (c)	7.7	—	7.7
Total increase in subscription revenue	58.1	—	58.1
Decrease in non-subscription revenue (d)	—	(14.7)	(14.7)
Total organic increase (decrease)	58.1	(14.7)	43.4
Impact of FX	(128.4)	(8.1)	(136.5)
Total	$(70.3)	$(22.8)	$(93.1)
_______________

(a)
The increase in Chile’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in Chile’s cable subscription revenue related to a change in ARPU is due to (i) a net increase resulting from the following factors: (a) lower ARPU due to the impact of higher bundling and promotional discounts, (b) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (c) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and fixed-line telephony services in Chile’s bundles, (d) lower ARPU due to a decrease in fixed-line telephony call volumes for customers on usage-based plans and (e) higher ARPU from incremental digital cable services and (ii) an improvement in RGU mix.

(c)
The increase in Chile’s mobile subscription revenue is attributable to an increase in (i) the average number of postpaid subscribers, which more than offset the decrease in the average number of prepaid subscribers, and (ii) mobile ARPU, primarily due to a higher proportion of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

(d)
The decrease in Chile’s non-subscription revenue is primarily due to decreases in (i) interconnect revenue, primarily associated with a January 2014 decline in mobile terminations rates, and (ii) prepaid mobile handset sales. For information regarding an ongoing tariff-setting process in Chile that may impact the revenue of Chile, see note 17 to our consolidated financial statements.

Revenue — 2013 compared to 2012

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K./Ireland (a)	$4,117.4	$426.4	$3,691.0	N.M.	N.M.
The Netherlands	1,242.4	1,229.1	13.3	1.1	(2.2)
Germany	2,559.2	2,311.0	248.2	10.7	7.2
Belgium	2,185.9	1,918.0	267.9	14.0	10.3
Switzerland/Austria	1,767.1	1,681.8	85.3	5.1	3.3
Total Western Europe	11,872.0	7,566.3	4,305.7	56.9	5.6
Central and Eastern Europe	1,272.0	1,231.2	40.8	3.3	0.9
Central and other	(0.4)	1.5	(1.9)	N.M.	N.M.
Total European Operations Division	13,143.6	8,799.0	4,344.6	49.4	4.9
Chile	991.6	940.6	51.0	5.4	7.4
Corporate and other	374.3	224.1	150.2	67.0	0.6
Intersegment eliminations	(35.3)	(32.9)	(2.4)	N.M.	N.M.
Total	$14,474.2	$9,930.8	$4,543.4	45.8	5.1
 _______________

(a)	The amount presented for 2013 includes the post-acquisition revenue of Virgin Media from June 8, 2013 through December 31, 2013.

N.M. — Not Meaningful.

U.K./Ireland. The details of U.K./Ireland’s revenue during 2013, as compared to 2012, are set forth below:

	Year ended December 31,		Increase		Organic increase
	2013	2012	$	%	%
	in millions
U.K.	$3,653.7	$—	$3,653.7	N.M.	N.M.
Ireland	463.7	426.4	37.3	8.7	5.3
Total	$4,117.4	$426.4	$3,691.0	865.6	7.2
_______________

N.M. — Not Meaningful.

The increase in U.K./Ireland's revenue during 2013, as compared to 2012, is primarily due to the June 2013 Virgin Media Acquisition. The organic revenue growth rate of U.K./Ireland is impacted by the size and timing of the Virgin Media Acquisition. Accordingly, (i) we present a separate discussion and analysis for each of the U.K. and Ireland and (ii) the below discussion and analysis of the U.K.’s revenue is presented on a pro forma basis as if the results of Virgin Media were included for the six months ended December 31, 2013. We believe this pro forma analysis provides a more meaningful comparison of Virgin Media’s revenue.

U.K. During the six months ended December 31, 2013, Virgin Media generated revenue of $3,267.9 million, representing a 1.2% organic increase over the revenue reported by Virgin Media during the corresponding 2012 period, as adjusted to reflect a pro forma $64.6 million decrease in revenue associated with the assumed alignment of Virgin Media’s policy to our policy for accounting for installation and certain nonrecurring fees received on B2B contracts effective June 7, 2012. For information regarding our accounting policy for these fees, see note 3 to our consolidated financial statements. The pro forma increase in Virgin Media’s revenue during this period is primarily attributable to growth in the subscription revenue from Virgin Media’s residential broadband communications operations, primarily due to the net effect of (i) an increase in subscription revenue from video services of $55.0 million or 7.6%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of RGUs, (ii) an increase in subscription revenue from broadband internet services of $48.2 million or 7.4%, attributable to higher ARPU from broadband internet services and the impact of an increase in the average number of broadband internet RGUs and (iii) a decrease in subscription revenue from fixed-line telephony services of $23.1 million or 2.9%, primarily attributable to lower ARPU from fixed-line telephony services. In addition, the decrease in subscription revenue from fixed-line telephony services includes an increase of approximately $11.3 million attributable to a reduction in VAT in connection with prompt payment discounts, which were offered by Virgin Media to customers beginning in August 2012. Virgin Media’s revenue from mobile services increased slightly during the six months ended December 31, 2013, as compared to the revenue reported by Virgin Media during the corresponding 2012 period, primarily due to the positive impacts of (a) an increase in the number of customers taking postpaid mobile services and (b) a July 2013 price increase that was only partially offset by the adverse impacts of (1) a decline in the revenue from prepaid mobile customers, (2) a reduction in out-of-bundle usage and (3) a higher proportion of customers on lower-priced subscriber identification module or “SIM” card only calling plans. In addition, the increase in mobile subscription revenue was negatively impacted by a favorable nonrecurring adjustment of $4.5 million that was recorded during the fourth quarter of 2012. Virgin Media’s B2B revenue increased slightly during the six months ended December 31, 2013, primarily due to the net effect of (A) higher recurring contractual revenue from B2B customers and (B) the $11.1 million negative impact of nonrecurring items, consisting of (I) a $6.2 million net favorable impact during the third and fourth quarters of 2012 and (II) a $4.9 million unfavorable impact during the third quarter of 2013.

Ireland. The increase in Ireland’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $22.5 million or 5.3%, and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$32.7	$—	$32.7
ARPU (b)	(11.0)	—	(11.0)
Total increase in cable subscription revenue	21.7	—	21.7
Increase in B2B revenue	—	0.6	0.6
Increase in other non-subscription revenue (c)	—	0.2	0.2
Total organic increase	21.7	0.8	22.5
Impact of FX	13.5	1.3	14.8
Total	$35.2	$2.1	$37.3
_______________

(a)
The increase in Ireland’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, broadband internet and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs and, to a lesser extent, MMDS video RGUs.

(b)
The decrease in Ireland’s cable subscription revenue related to a change in ARPU is attributable to (i) an adverse change in RGU mix and (ii) a net decrease resulting from the following factors: (a) lower ARPU due to the impact of bundling discounts and (b) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and digital cable services in Ireland’s promotional bundles.

(c)	The increase in Ireland’s non-subscription revenue is due to individually insignificant changes in various non-subscription revenue categories.

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

(b)
The decrease in the Netherlands’ cable subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease primarily resulting from the following factors: (a) lower ARPU due to a decrease in fixed-line telephony call volume and (b) lower ARPU due to the impact of higher bundling and promotional discounts that more than offset the positive impacts of (1) the inclusion of higher-priced tiers of digital cable, broadband internet and fixed-line telephony services in the Netherlands’ promotional bundles and (2) July 2012 price increases for bundled services and a January 2013 price increase for certain analog cable services and (ii) an improvement in RGU mix.

(c)	The decrease in the Netherlands’ B2B revenue is primarily related to lower revenue from telephony and data services.

(d)
The increase in the Netherlands’ other non-subscription revenue is primarily attributable to the net effect of (i) an increase in installation revenue, (ii) a decrease in interconnect revenue, primarily due to the impact of reductions in fixed termination rates that became effective on August 1, 2012 and September 1, 2013, and (iii) a decrease in revenue from late fees.

Germany. The increase in Germany’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $166.0 million or 7.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$125.7	$—	$125.7
ARPU (b)	64.8	—	64.8
Total increase in cable subscription revenue	190.5	—	190.5
Increase in mobile subscription revenue (c)	6.5	—	6.5
Total increase in subscription revenue	197.0	—	197.0
Increase in B2B revenue	—	2.9	2.9
Decrease in other non-subscription revenue (d)	—	(33.9)	(33.9)
Total organic increase (decrease)	197.0	(31.0)	166.0
Impact of FX	74.2	8.0	82.2
Total	$271.2	$(23.0)	$248.2
_______________

(a)
The increase in Germany’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and digital cable RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in Germany’s cable subscription revenue related to a change in ARPU is due to (i) a net increase primarily resulting from the following factors: (a) higher ARPU from broadband internet services and digital cable services, (b) lower ARPU from fixed-line telephony services due to the net impact of (1) a decrease in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (2) an increase in ARPU associated with the migration of customers to fixed-rate plans and related value-added services, (c) higher ARPU due to lower negative impact from free bundled services provided to new subscribers during promotional periods and (d) higher ARPU from analog cable services, as price increases more than offset lower ARPU due to a higher proportion of subscribers receiving discounted analog cable services through bulk agreements and (ii) an improvement in RGU mix.

(c)
The increase in Germany’s mobile subscription revenue is primarily due to the net effect of (i) an increase in the average number of mobile subscribers, (ii) a reduction in billable usage and (iii) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services.

(d)
The decrease in Germany’s other non-subscription revenue is primarily attributable to the net effect of (i) a decrease in carriage fee revenue of $34.9 million, due primarily to the fact that we ceased recognizing revenue in 2013 with respect to carriage fee contracts that public broadcasters purportedly terminated effective December 31, 2012, (ii) an increase in installation revenue of $14.1 million, due to a higher number of installations and an increase in the average installation fee, and (iii) a decrease in interconnect revenue of $6.3 million.

Belgium. The increase in Belgium’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $198.4 million or 10.3% and (ii) the impact of FX, as set forth below:

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
_______________

(a)
The increase in Belgium’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of digital cable, fixed-line telephony and broadband internet RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The decrease in Belgium’s cable subscription revenue related to a change in ARPU is due to the net effect of (i) a net decrease primarily resulting from following factors: (a) higher ARPU due to price increases associated with (1) higher-priced tiers of service in Belgium’s bundles and (2) a February 2013 increase for certain existing broadband internet, fixed-line telephony and digital cable services, (b) lower ARPU due to the impact of higher bundling and promotional discounts, (c) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of broadband internet services and (d) lower ARPU from fixed-line telephony services due to (I) lower fixed-line telephony call volume for customers on usage-based plans and (II) a higher proportion of customers migrating to fixed-rate calling plans and (ii) an improvement in RGU mix. In addition, the increase in Belgium’s subscription revenue was offset by a nonrecurring adjustment recorded during the fourth quarter of 2012 to recognize $6.0 million of revenue following the implementation of billing system improvements. Most of this nonrecurring adjustment relates to revenue earned in years prior to 2012.

(c)	The increase in Belgium’s mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(d)
The decrease in Belgium’s B2B revenue is attributable to a net decrease associated with (i) a $7.7 million negative impact associated with changes in how Belgium recognizes certain up-front fees and (ii) increases in other elements of Belgium’s B2B revenue.

(e)
The increase in Belgium’s other non-subscription revenue is primarily due to the net effect of (i) an increase in interconnect revenue of $59.1 million, primarily associated with growth in mobile services, (ii) an increase in mobile handset sales of $10.3 million and (iii) a decrease of $2.4 million associated with a change in how Belgium recognizes certain up-front fees. The increase in Belgium’s mobile handset sales, which typically generate relatively low margins, is primarily due to (a) an increase in contract termination fees applicable to subsidized handsets and (b) an increase in sales to third-party retailers.

Switzerland/Austria. The increase in Switzerland/Austria’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $54.8 million or 3.3%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$40.9	$—	$40.9
ARPU (b)	12.6	—	12.6
Total increase in cable subscription revenue	53.5	—	53.5
Decrease in B2B revenue	—	(3.3)	(3.3)
Increase in other non-subscription revenue (c)	—	4.6	4.6
Total organic increase	53.5	1.3	54.8
Impact of acquisitions	2.3	(1.0)	1.3
Impact of FX	23.7	5.5	29.2
Total	$79.5	$5.8	$85.3
_______________

(a)
The increase in Switzerland/Austria’s cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, digital cable and fixed-line telephony RGUs in each of Switzerland and Austria that were only partially offset by a decline in the average number of analog cable RGUs in each of Switzerland and Austria.

(b)
The increase in Switzerland/Austria’s cable subscription revenue related to a change in ARPU is due to the net impact of an increase in Switzerland and a decrease in Austria. The increase in Switzerland is due to (i) an improvement in RGU mix and (ii) a net increase primarily resulting from the following factors: (a) higher ARPU due to the inclusion of higher-priced tiers of broadband internet services and, to a lesser extent, digital cable services in Switzerland’s promotional bundles, (b) lower ARPU due to the impact of bundling discounts, (c) higher ARPU due to a January 2013 price increase for a basic cable connection, as discussed below, and, to a lesser extent, a June 2013 price increase for broadband internet services, and (d) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans. The decrease in Austria is due to (1) a net decrease resulting from the following factors: (A) lower ARPU due to the impact of bundling discounts, (B) higher ARPU due to January 2013 price increases for digital and analog cable and broadband internet services and (C) lower ARPU due to a higher proportion of subscribers receiving lower-priced tiers of broadband internet services in Austria’s promotional bundles and (2) an adverse change in RGU mix.

(c)
The increase in Switzerland/Austria’s other non-subscription revenue is primarily attributable to the net effect in Switzerland of (i) an increase in installation revenue of $8.4 million, (ii) a decrease in sales of customer premises equipment, (iii) a decline in revenue from usage-based wholesale residential fixed-line telephony services and (iv) an increase in advertising revenue. The increase in installation revenue includes an increase of $7.1 million associated with a change in how we recognize installation revenue in Switzerland as a result of a change in how we market and deliver services upon the November 2012 unencryption of the basic tier of digital television channels.

Central and Eastern Europe. The increase in Central and Eastern Europe’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $11.2 million or 0.9%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$38.0	$—	$38.0
ARPU (b)	(30.4)	—	(30.4)
Total increase in cable subscription revenue	7.6	—	7.6
Decrease in mobile subscription revenue	(0.4)	—	(0.4)
Total increase in subscription revenue	7.2	—	7.2
Increase in non-subscription revenue (c)	—	4.0	4.0
Total organic increase	7.2	4.0	11.2
Impact of an acquisition	3.1	0.1	3.2
Impact of FX	24.2	2.2	26.4
Total	$34.5	$6.3	$40.8
_______________

(a)
The increase in Central and Eastern Europe’s cable subscription revenue related to a change in the average number of RGUs is primarily attributable to (i) increases in the average numbers of digital cable, fixed-line telephony and broadband internet RGUs in Poland, Romania, Hungary and Slovakia and (ii) an increase in the average number of RGUs at UPC DTH that were only partially offset by a decline in the average number of (a) analog cable RGUs in each country within our Central and Eastern Europe segment and (b) digital cable, fixed-line telephony and broadband internet RGUs in the Czech Republic.

(b)
The decrease in Central and Eastern Europe’s cable subscription revenue related to a change in ARPU is primarily due to the net effect of (i) lower ARPU due to the impact of higher bundling discounts, (ii) higher ARPU due to the inclusion of higher-priced tiers of digital cable and broadband internet services in Central and Eastern Europe’s promotional bundles, (iii) lower ARPU from incremental digital cable services and (iv) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based calling plans. In addition, Central and Eastern Europe’s overall ARPU was positively impacted by an improvement in RGU mix.

(c)	The increase in Central and Eastern Europe’s non-subscription revenue is due to individually insignificant changes in various non-subscription revenue categories.

Chile. The increase in Chile’s revenue during 2013, as compared to 2012, includes (i) an organic increase of $69.7 million or 7.4% and (ii) the impact of FX, as set forth below:

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
_______________

(a)
The increase in Chile’s cable subscription revenue related to a change in the average number of RGUs is due to increases in the average numbers of digital cable, broadband internet and fixed-line telephony RGUs that were only partially offset by a decline in the average number of analog cable RGUs.

(b)
The increase in Chile’s cable subscription revenue related to a change in ARPU is due to (i) a net increase resulting from the following factors: (a) higher ARPU due to the impact of lower bundling and promotional discounts, (b) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (c) lower ARPU from analog and digital cable services, largely due to a higher proportion of subscribers receiving lower-priced tiers of services, (d) higher ARPU from broadband internet services and (e) lower ARPU due to a decrease in fixed-line telephony call volume for customers on usage-based plans and (ii) an improvement in RGU mix.

(c)	The increase in Chile’s mobile subscription revenue is primarily due to the May 2012 launch of mobile services at VTR’s mobile operations.

(d)
The increase in Chile’s non-subscription revenue is attributable to the net effect of (i) an increase in mobile interconnect revenue primarily due to the May 2012 launch of mobile services at VTR’s mobile operations, (ii) an increase in advertising revenue, (iii) a decrease in fixed-line telephony interconnect revenue, (iv) a decrease in installation revenue and (v) a net decrease resulting from individually insignificant changes in various other non-subscription revenue categories.

Operating Expenses of our Reportable Segments

Operating expenses — 2014 compared to 2013

	Year ended December 31,		Increase (decrease)		Organic increase (decrease) (a)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K./Ireland (b)	$3,189.3	$1,853.5	$1,335.8	72.1	(4.1)
The Netherlands (c)	444.9	376.2	68.7	18.3	(6.0)
Germany	623.8	631.5	(7.7)	(1.2)	(1.2)
Belgium	890.1	875.8	14.3	1.6	1.9
Switzerland/Austria	528.5	510.3	18.2	3.6	2.3
Total Western Europe	5,676.6	4,247.3	1,429.3	33.7	(1.8)
Central and Eastern Europe	500.0	513.5	(13.5)	(2.6)	(1.0)
Central and other	65.3	56.2	9.1	16.2	17.1
Total European Operations Division	6,241.9	4,817.0	1,424.9	29.6	(1.5)
Chile	392.6	467.2	(74.6)	(16.0)	(3.2)
Corporate and other	196.9	200.3	(3.4)	(1.7)	(2.2)
Intersegment eliminations	(28.6)	(78.9)	50.3	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	6,802.8	5,405.6	1,397.2	25.8	(0.8)
Share-based compensation expense	7.6	12.1	(4.5)	(37.2)
Total	$6,810.4	$5,417.7	$1,392.7	25.7
_______________

(a)
As further described under Results of Operations above, the organic decrease in our operating expenses during 2014 is impacted by the organic decrease in Virgin Media’s operating expenses. Excluding the impact of Virgin Media, the organic increase (decrease) in (i) U.K./Ireland’s operating expenses would have been (3.4%) and (ii) our total operating expenses would have been 0.6%.

(b)	The amount presented for 2013 includes the post-acquisition operating expenses of Virgin Media from June 8, 2013 through December 31, 2013.

(c)	The amount presented for 2014 includes the post-acquisition operating expenses of Ziggo from November 12, 2014 through December 31, 2014.

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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $1,424.9 million or 29.6% during 2014, as compared to 2013. This increase includes $1,376.4 million attributable to the impact of the Virgin Media Acquisition, the Ziggo Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses decreased $72.8 million or 1.5%. This decrease includes the following factors:

•
A decrease in network-related expenses of $96.4 million or 13.2%, due in part to a retroactive reduction in U.K. local authority charges for network infrastructure following a review by the U.K. government that resulted in a benefit of $46.7 million during 2014. This benefit consists of (i) a $35.3 million nonrecurring benefit related to periods prior to the third quarter of 2014, of which $33.5 million was recorded during the third quarter of 2014, and (ii) benefits of $5.6 million and $5.8 million related to the third and fourth quarters of 2014, respectively. We expect a benefit similar to the fourth quarter amount to recur in future quarters. The decrease in network-related expenses also includes the net effect of (i) decreased network and customer premises equipment maintenance costs, predominantly in Switzerland, the U.K. and the Netherlands, (ii) lower outsourced labor costs associated with customer-facing activities, primarily in the Netherlands and the U.K., (iii) lower duct and pole rental costs, primarily in Belgium, and (iv) higher network and customer premises equipment maintenance costs, predominantly in the European Operations Division’s central operations;

•
An increase in programming and copyright costs of $58.3 million or 4.0%, resulting from an increase in programming costs associated with (i) growth in digital video services, predominantly in the U.K. and Belgium and, to a lessor extent, Switzerland and Germany and (ii) increased costs for sports rights, predominantly in the U.K. and, to a lesser extent, Romania. These increases were partially offset by the $44.7 million net impact of certain nonrecurring adjustments related to the settlement or reassessment of operational contingencies. The nonrecurring adjustments recorded during 2014 resulted in lower costs of (a) $16.9 million in Belgium and $7.0 million in Poland during the first quarter, (b) $10.6 million in the U.K. during the second quarter, (c) an aggregate of $7.3 million in Belgium, Switzerland, Austria and the Netherlands during the third quarter and (d) $2.3 million in the Netherlands during the fourth quarter.  During 2013, the aggregate impact of similar reassessments and settlements, which included increases in Belgium and Poland that were largely offset by a decrease in the Netherlands, resulted in a net cost increase of $0.6 million;

•	An increase in installation and other direct costs of $23.1 million associated with B2B services in the U.K.;

•
A decrease in outsourced labor and professional fees of $17.6 million or 5.7%, primarily due to the net effect of (i) lower call center costs, predominantly in Belgium, the U.K., Switzerland and the Netherlands, (ii) lower consulting costs in Germany and Belgium and (iii) higher call center costs in Germany;

•
A decrease in mobile access and interconnect costs of $17.0 million or 2.3%, primarily due to the net effect of (i) increased costs in the U.K. and Belgium attributable to mobile subscriber growth, (ii) decreased costs resulting from lower rates, primarily in the U.K., Germany, Belgium and the Netherlands, (iii) lower call volumes, predominantly in the U.K. and, to a lesser extent, Germany, the Netherlands and Ireland, (iv) decreased costs associated with the U.K.’s non-cable subscriber base and (v) a $2.6 million decrease in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency;

•
A decrease in mobile handset costs of $15.8 million, primarily due to the net effect of (i) a decrease in mobile handset costs as a result of continued growth of SIM-only contracts, predominantly in the U.K., (ii) an increase in costs associated with subscriber promotions involving free or heavily-discounted handsets in Belgium and (iii) a net increase in mobile handset sales to third-party retailers, as increases in Switzerland and the U.K. were only partially offset by a decrease in Belgium;

•
A decrease in personnel costs of $15.4 million or 2.1%, primarily due to the net effect of (i) decreased staffing levels, primarily as a result of integration and reorganization activities in the U.K. following the Virgin Media Acquisition, (ii) annual wage increases, primarily in the U.K., Germany, the Netherlands and Belgium, and (iii) higher incentive compensation costs, primarily in the U.K. Additionally, changes in the proportion of capitalizable activities during 2014 resulted in a net decrease in personnel costs, primarily due to the net effect of (a) lower costs in Germany and (b) higher costs in the U.K.;

•	A decrease in certain direct costs of $14.2 million associated with the U.K.’s non-cable subscriber base;

•	A decrease in bad debt and collection expenses of $12.6 million or 9.8%, with most of the declines occurring in Germany, the Netherlands, the Czech Republic and Hungary; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

Chile. Chile’s operating expenses (exclusive of share-based compensation expense) decreased $74.6 million or 16.0% during 2014, as compared to 2013. Excluding the effects of FX, Chile’s operating expenses decreased $15.1 million or 3.2%. This decrease includes the following factors:

•
An increase in programming and copyright costs of $18.1 million or 11.6%, primarily associated with (i) growth in digital cable services and (ii) a $5.2 million increase arising from foreign currency exchange rate fluctuations with respect to Chile’s U.S. dollar denominated programming contracts. A significant portion of Chile’s programming costs are denominated in U.S. dollars;

•
A decrease in facilities expenses $12.9 million or 81.7%, primarily due to lower tower and real estate rental costs, as the fair value of all remaining payments due under these leases was included in the restructuring charges recorded during the third and fourth quarters of 2013 in connection with certain strategic changes that were implemented with regard to Chile’s mobile operations, as further described in note 9 to our consolidated financial statements;

•
A decrease in outsourced labor and professional fees of $5.3 million or 13.3%, primarily attributable to the net effect of (i) lower costs associated with the network operating center related to Chile’s mobile operations, (ii) higher call center costs and (iii) the favorable impact of a $3.1 million nonrecurring charge recorded during the second quarter of 2013 to provide for Chile’s mandated share of severance and other labor-related obligations that were incurred by a VTR contractor in connection with such contractor’s bankruptcy;

•
A decrease in mobile handset costs of $5.1 million or 23.0%, primarily attributable to (i) a decrease of $4.2 million related to the impact of the liquidation or write-off of slow moving or obsolete mobile handsets and wireless network adaptors in 2013 and (ii) a decrease in mobile handset sales due to a reduced emphasis on prepaid plans;

•	A decrease of $4.7 million due to the favorable impact of nonrecurring adjustments during the fourth quarter of 2014 related to the reassessment of certain accrued liabilities;

•
An increase in personnel costs of $3.2 million or 5.8%, primarily due to the net effect of (i) higher incentive compensation costs and (ii) decreased staffing levels, primarily resulting from the strategic changes that were implemented with regard to Chile’s mobile operations;

•
A decrease in mobile access and interconnect costs of $2.4 million or 2.8%, primarily attributable to the net effect of (i) lower mobile access charges due to the impacts of lower contractual rates and (ii) an increase in interconnect costs resulting from the net effect of (a) higher call volumes and (b) lower rates; and

•	A decrease in bad debt and collection expenses of $2.2 million or 5.4%, primarily due to more selective credit acceptance policies.

Operating expenses — 2013 compared to 2012

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K./Ireland (a)	$1,853.5	$184.3	$1,669.2	N.M.	N.M.
The Netherlands	376.2	354.5	21.7	6.1	2.8
Germany	631.5	548.3	83.2	15.2	11.4
Belgium	875.8	734.5	141.3	19.2	15.4
Switzerland/Austria	510.3	499.1	11.2	2.2	0.4
Total Western Europe	4,247.3	2,320.7	1,926.6	83.0	8.6
Central and Eastern Europe	513.5	482.6	30.9	6.4	3.5
Central and other	56.2	40.1	16.1	40.1	36.1
Total European Operations Division	4,817.0	2,843.4	1,973.6	69.4	8.1
Chile	467.2	442.4	24.8	5.6	7.5
Corporate and other	200.3	123.2	77.1	62.6	(1.0)
Intersegment eliminations	(78.9)	(67.8)	(11.1)	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	5,405.6	3,341.2	2,064.4	61.8	7.5
Share-based compensation expense	12.1	8.5	3.6	42.4
Total	$5,417.7	$3,349.7	$2,068.0	61.7
_______________

(a)	The amount presented for 2013 includes the post-acquisition operating expenses of Virgin Media from June 8, 2013 through December 31, 2013.

N.M. — Not Meaningful.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $1,973.6 million or 69.4% during 2013, as compared to 2012. This increase includes $1,657.4 million attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s operating expenses increased $230.6 million or 8.1%. This increase includes the following factors:

•
An increase in programming and copyright costs of $80.7 million or 9.3%, primarily due to growth in digital video services in Germany, the Netherlands, Belgium, Ireland and the U.K. In the U.K. and, to a lesser extent, Belgium, increased costs for sports rights also contributed to the increase. In addition, accrual releases related to the settlement or reassessment of operational contingencies gave rise to an increase in programming and copyright costs of $10.5 million, as the impact of net accrual releases that reduced the 2012 costs in Germany, the Netherlands, Poland and Belgium more than offset the impact of net accrual releases that reduced the 2013 costs in the Netherlands;

•
An increase in interconnect costs of $72.7 million or 23.1%, primarily due to the net effect of (i) increased costs in Belgium attributable to (a) mobile subscriber growth and (b) increased mobile voice and data volumes on a per subscriber basis and (ii) decreased costs due to lower rates in Germany and the Netherlands and lower call volumes in Switzerland;

•
An increase in outsourced labor and professional fees of $19.5 million or 12.0%, primarily due to (i) higher call center costs in Germany, Switzerland and the Netherlands and (ii) higher consulting costs related to (a) the Horizon TV platform incurred in the European Operations Division's central operations and (b) a customer retention project in Germany. These increases were partially offset by lower call center costs in Belgium, Hungary and the U.K. primarily due to reduced proportions of calls handled by third parties;

•
An increase in personnel costs of $14.3 million or 2.9%, primarily due to (i) annual wage increases, primarily in Germany, Belgium and the Netherlands, (ii) increased staffing levels, primarily in the European Operations Division’s central operations, the Netherlands and Belgium, (iii) higher costs of $3.8 million due to the impact of reimbursements received from the Belgian government during the third and fourth quarters of 2012 with respect to the employment of certain individuals with advanced degrees and (iv) higher costs of $3.1 million due to favorable reassessments of certain post-employment benefit obligations during the third and fourth quarters of 2012 in Belgium. These increases were partially offset by a decrease in personnel costs related to lower staffing levels in Germany and Ireland;

•
An increase in network-related expenses of $12.8 million or 2.4%, primarily due to (i) increased network and customer premises equipment maintenance costs, primarily in the Netherlands and Germany, (ii) higher outsourced labor costs associated with customer-facing activities in Germany and (iii) an increase of $2.9 million due to the net impact of favorable settlements during 2013 and 2012 for claims of costs incurred in connection with faulty customer premises equipment, primarily in Switzerland and the Netherlands. These increases were partially offset by lower costs in Belgium associated with customer-facing activities;

•
An increase in bad debt and collection expenses of $9.5 million or 11.0%, due to the net impact of (i) increased bad debt expenses in Germany, Belgium and Hungary, (ii) decreases in bad debt expenses in the Netherlands due to improved collection experience and (iii) an increase of $3.0 million due to the impact of a favorable nonrecurring adjustment recorded in the second quarter of 2012 related to the settlement of an operational contingency in Belgium; and

•
Higher costs of $4.6 million associated with the impact of favorable nonrecurring adjustments recorded by our Belgium operations during the third and fourth quarters of 2012 resulting from the reassessment of a social tariff obligation.

Chile. Chile’s operating expenses (exclusive of share-based compensation expense) increased $24.8 million or 5.6% during 2013, as compared to 2012. Excluding the effects of FX, Chile’s operating expenses increased $33.1 million or 7.5%. This increase includes the following factors:

•	An increase in programming and copyright costs of $13.3 million or 9.0%, primarily associated with growth in digital cable services;

•	An increase in mobile access and interconnect costs of $9.1 million or 12.5%, primarily due to the impact of Chile’s mobile services, which launched in May 2012;

•	An increase in personnel costs of $7.3 million or 14.8%, largely due to higher incentive compensation costs;

•
A decrease in facilities expenses of $5.5 million or 25.3%, primarily due to lower tower and real estate rental costs, as the fair value of all remaining payments due under these leases was included in the restructuring charges recorded during the third and fourth quarters of 2013 in connection with certain strategic changes that were implemented with regard to Chile’s mobile operations, as further described in note 9 to our consolidated financial statements;

•	An increase in bad debt and collection expenses of $3.7 million or 9.8%. This increase is largely a function of the May 2012 launch of mobile services in Chile;

•
An increase in outsourced labor and professional fees of $3.3 million or 17.8%. This increase is primarily attributable to a $3.0 million non-recurring charge recorded during the second quarter of 2013 to provide for Chile’s mandated share of severance and other labor-related obligations that were incurred by a VTR contractor in connection with such contractor’s bankruptcy; and

•
A decrease in Chile’s mobile handset costs of $0.7 million, primarily attributable to the net effect of (i) an aggregate increase of $4.4 million related to the liquidation or write-off of slow-moving or obsolete handsets and wireless network adaptors and (ii) a decrease of $5.4 million in mobile handset sales largely due to a reduced emphasis on prepaid mobile plans.

SG&A Expenses of our Reportable Segments
SG&A expenses — 2014 compared to 2013

	Year ended December 31,		Increase (decrease)		Organic increase (a)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K./Ireland (b)	$984.9	$521.1	$463.8	89.0	6.2
The Netherlands (c)	195.7	144.5	51.2	35.4	9.1
Germany	409.5	386.6	22.9	5.9	5.9
Belgium	264.3	260.7	3.6	1.4	1.8
Switzerland/Austria	261.2	251.1	10.1	4.0	3.0
Total Western Europe	2,115.6	1,564.0	551.6	35.3	5.1
Central and Eastern Europe	176.5	174.0	2.5	1.4	3.3
Central and other	210.3	182.5	27.8	15.2	18.8
Total European Operations Division	2,502.4	1,920.5	581.9	30.3	6.3
Chile	154.9	170.8	(15.9)	(9.3)	4.4
Corporate and other	266.2	237.8	28.4	11.9	10.0
Intersegment eliminations	(0.3)	(1.2)	0.9	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	2,923.2	2,327.9	595.3	25.6	6.6
Share-based compensation expense	249.6	288.6	(39.0)	(13.5)
Total	$3,172.8	$2,616.5	$556.3	21.3
___________

(a)
As further described under Results of Operations above, the organic increase in our SG&A expenses during 2014 is impacted by the organic increase in Virgin Media’s SG&A expenses. Excluding the impact of Virgin Media, the organic increase in (i) U.K./Ireland’s SG&A expenses would have been 2.4% and (ii) our total SG&A expenses would have been 6.5%.

(b)	The amount presented for 2013 includes the post-acquisition SG&A expenses of Virgin Media from June 8, 2013 through December 31, 2013.

(c)	The amount presented for 2014 includes the post-acquisition SG&A expenses of Ziggo from November 12, 2014 through December 31, 2014.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $581.9 million or 30.3% during 2014, as compared to 2013. This increase includes $429.5 million attributable to the impact of the Virgin Media Acquisition, the Ziggo Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $120.1 million or 6.3%. This increase includes the following factors:

•
An increase in information technology-related expenses of $41.4 million or 51.2%, largely due to higher software and other information technology-related maintenance costs, primarily in the U.K., the European Operations Division’s central operations, Germany and Belgium;

•
An increase in sales and marketing costs of $35.4 million or 5.3%, primarily due to the net effect of (i) higher costs associated with advertising campaigns, predominantly in the U.K., Germany, the Netherlands and Switzerland, and (ii) a decrease in third-party sales commissions, primarily attributable to the net impact of (a) decreases in the U.K. and Switzerland and (b) an increase in Germany;

•
An increase in personnel costs of $32.3 million or 4.2%, due to the net effect of (i) higher incentive compensation costs predominantly in the U.K. and, to a lesser extent, the European Operations Division’s central operations and the Netherlands, (ii) decreased staffing levels in the U.K. as a result of integration and reorganization activities following the Virgin Media Acquisition, (iii) increased staffing levels in the European Operations Division’s central operations, Germany, the Netherlands and Switzerland, (iv) annual wage increases, mostly in the U.K., the Netherlands, Germany, the European Operations Division’s central operations and Belgium, and (v) a $3.5 million decrease in the European Operations Division’s central operations due to the impact of an accrual release in the fourth quarter of 2014 associated with the settlement of an operational contingency; and

•
An increase in outsourced labor and professional fees of $22.0 million or 16.1%, primarily due to (i) increased consulting costs associated with scale initiatives in the areas of information technology and finance, primarily in the European Operations Division’s central operations, Switzerland and Germany, and (ii) a $7.3 million increase associated with a nonrecurring consulting fee incurred during the third quarter of 2014 in connection with the retroactive reduction in U.K. local authority charges, as discussed under Operating Expenses of our Reportable Segments above.

Chile. Chile’s SG&A expenses (exclusive of share-based compensation expense) decreased $15.9 million or 9.3%, during 2014, as compared to 2013. Excluding the effects of FX, Chile’s SG&A expenses increased $7.5 million or 4.4%. This increase includes the following factors:

•
An increase in sales and marketing costs of $12.8 million or 23.9%, primarily due to the net effect of (i) higher third-party sales commissions and advertising costs related to Chile’s cable operations and (ii) lower third-party sales commissions related to Chile’s mobile operations;

•
A decrease in personnel costs of $2.5 million or 4.0%, primarily due to the net effect of (i) a decrease due to lower staffing levels, (ii) an increase due to higher incentive compensation costs and (iii) an increase due to higher severance costs; and

•	A decrease of $1.9 million due to the favorable impact of nonrecurring adjustments during the fourth quarter of 2014 related to the reassessment of certain accrued liabilities.

SG&A expenses — 2013 compared to 2012

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K./Ireland (a)	$521.1	$53.0	$468.1	N.M.	N.M.
The Netherlands	144.5	137.5	7.0	5.1	1.6
Germany	386.6	398.4	(11.8)	(3.0)	(5.9)
Belgium	260.7	242.8	17.9	7.4	4.0
Switzerland/Austria	251.1	246.2	4.9	2.0	0.4
Total Western Europe	1,564.0	1,077.9	486.1	45.1	(3.1)
Central and Eastern Europe	174.0	159.4	14.6	9.2	6.6
Central and other	182.5	157.2	25.3	16.1	11.9
Total European Operations Division	1,920.5	1,394.5	526.0	37.7	(0.3)
Chile	170.8	184.0	(13.2)	(7.2)	(5.7)
Corporate and other	237.8	183.9	53.9	29.3	14.4
Intersegment eliminations	(1.2)	(3.7)	2.5	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	2,327.9	1,758.7	569.2	32.4	0.8
Share-based compensation expense	288.6	101.6	187.0	184.1
Total	$2,616.5	$1,860.3	$756.2	40.6
 ____________

(a)	The amount presented for 2013 includes the post-acquisition SG&A expenses of Virgin Media from June 8, 2013 through December 31, 2013.

N.M. — Not Meaningful.

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $526.0 million or 37.7% during 2013, as compared to 2012. This increase includes $491.4 million attributable to the impact of the Virgin Media Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses decreased $4.0 million or 0.3%. This decrease includes the following factors:

•
A decrease in sales and marketing costs of $43.6 million or 8.6%, primarily due to (i) lower costs associated with advertising campaigns and rebranding, primarily in the U.K., Germany, and the European Operations Division’s central operations, and (ii) lower third-party sales commissions, primarily in the Netherlands, Switzerland, Hungary, Austria and the Czech Republic;

•
An increase in personnel costs of $22.7 million or 4.3%, largely due to (i) increased staffing levels, primarily in Belgium, Switzerland, Germany, Hungary and the European Operations Division’s central operations, (ii) annual wage increases, primarily in the Netherlands, the European Operations Division’s central operations, Belgium, Germany and Switzerland, and (iii) higher costs of $1.4 million due to the favorable reassessment of certain post-employment benefit obligations during the third quarter of 2012 in Belgium;

•
An increase in information technology-related expenses of $17.4 million or 26.8%, primarily due to (i) higher software and other information technology-related maintenance costs, primarily in the European Operations Division’s central operations, Hungary and Germany and (ii) higher costs incurred in connection with the migration of certain operating systems in Germany;

•	An increase in facilities expenses of $8.4 million or 8.1%, largely due to higher rental expense in Germany and the European Operations Division’s central operations;

•
An increase in outsourced labor and professional fees of $8.3 million or 8.5%, largely due to the net effect of (i) higher consulting costs associated with certain strategic initiatives in Belgium, the European Operations Division’s central operations and the Netherlands and (ii) a decrease in consulting costs in Germany, primarily associated with the impact of integration activities during 2012 related to the KBW Acquisition; and

•	A net decrease resulting from individually insignificant changes in other SG&A expense categories.

Chile. Chile’s SG&A expenses (exclusive of share-based compensation expense) decreased $13.2 million or 7.2% during 2013, as compared to 2012. Excluding the effects of FX, Chile’s SG&A expenses decreased $10.4 million or 5.7%. This decrease includes the following factors:

•	A decrease in sales and marketing costs of $8.8 million or 14.5%, primarily due to lower advertising costs;

•
An increase in personnel costs of $2.9 million or 4.7%, primarily attributable to the net effect of (i) an increase related to Chile’s cable operations, primarily due to (a) higher incentive compensation costs, (b) a combination of increased staffing levels and higher salaries and (c) higher severance, and (ii) a decrease related to Chile’s mobile operations, primarily due to lower staffing levels and bonus accruals; and

•
A decrease in facilities expenses of $2.3 million or 8.2%, primarily attributable to (i) a decrease related to Chile’s cable operations, primarily due to (a) lower rental costs and (b) lower insurance expenses and (ii) a decrease related to Chile’s mobile operations, as the fair value of all remaining payments due under certain facilities-related contracts were included in the restructuring charges recorded during the third and fourth quarters of 2013, as further described in note 9 to our consolidated financial statements.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation, and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 18 to our consolidated financial statements.

Operating Cash Flow — 2014 compared to 2013

	Year ended December 31,		Increase (decrease)		Organic increase (decrease) (a)
	2014	2013	$	%	%
	in millions
European Operations Division:
U.K./Ireland (b)	$3,235.7	$1,742.8	$1,492.9	85.7	13.0
The Netherlands (c)	857.9	721.7	136.2	18.9	(1.0)
Germany	1,678.2	1,541.1	137.1	8.9	9.0
Belgium	1,125.0	1,049.4	75.6	7.2	6.9
Switzerland/Austria	1,056.4	1,005.7	50.7	5.0	3.6
Total Western Europe	7,953.2	6,060.7	1,892.5	31.2	7.7
Central and Eastern Europe	583.0	584.5	(1.5)	(0.3)	1.5
Central and other	(282.7)	(239.1)	(43.6)	(18.2)	(18.6)
Total European Operations Division	8,253.5	6,406.1	1,847.4	28.8	6.7
Chile	351.0	353.6	(2.6)	(0.7)	14.3
Corporate and other	(86.2)	(63.8)	(22.4)	(35.1)	(33.1)
Intersegment eliminations	4.0	44.8	(40.8)	N.M.	N.M.
Total	$8,522.3	$6,740.7	$1,781.6	26.4	6.2
______________

(a)
As further described under Results of Operations above, the organic increase in our operating cash flow during 2014 is impacted by the organic increase in Virgin Media’s operating cash flow. Excluding the impact of Virgin Media, the organic increase in (i) U.K./Ireland’s operating cash flow would have been 4.6% and (ii) our total operating cash flow would have been 3.8%

(b)	The amount presented for 2013 includes the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through December 31, 2013.

(c)	The amount presented for 2014 includes the post-acquisition operating cash flow of Ziggo from November 12, 2014 through December 31, 2014.

N.M. — Not Meaningful.

Operating Cash Flow — 2013 compared to 2012

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
European Operations Division:
U.K./Ireland (a)	$1,742.8	$189.1	$1,553.7	N.M.	N.M.
The Netherlands	721.7	737.1	(15.4)	(2.1)	(5.3)
Germany	1,541.1	1,364.3	176.8	13.0	9.3
Belgium	1,049.4	940.7	108.7	11.6	8.0
Switzerland/Austria	1,005.7	936.5	69.2	7.4	5.5
Total Western Europe	6,060.7	4,167.7	1,893.0	45.4	6.2
Central and Eastern Europe	584.5	589.2	(4.7)	(0.8)	(2.7)
Central and other	(239.1)	(195.7)	(43.4)	(22.2)	(17.7)
Total European Operations Division	6,406.1	4,561.2	1,844.9	40.4	4.5
Chile	353.6	314.2	39.4	12.5	14.9
Corporate and other	(63.8)	(83.1)	19.3	23.2	(27.5)
Intersegment eliminations	44.8	38.6	6.2	N.M.	N.M.
Total	$6,740.7	$4,830.9	$1,909.8	39.5	4.9
_______________

(a)	The amount presented for 2013 includes the post-acquisition operating cash flow of Virgin Media from June 8, 2013 through December 31, 2013.

N.M. — Not Meaningful.

Operating Cash Flow Margin — 2014, 2013 and 2012

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Year ended December 31,
	2014	2013	2012
	%
European Operations Division:
U.K./Ireland	43.7	42.3	44.3
The Netherlands	57.3	58.1	60.0
Germany	61.9	60.2	59.0
Belgium	49.4	48.0	49.0
Switzerland/Austria	57.2	56.9	55.7
Total Western Europe	50.5	51.1	55.1
Central and Eastern Europe	46.3	46.0	47.9
Total European Operations Division	48.6	48.7	51.8
Chile	39.1	35.7	33.4

With the exception of the Netherlands, the operating cash flow margins of the European Operations Division’s reportable segments improved or remained relatively unchanged during 2014, as compared to 2013. These results are primarily attributable to improved operational leverage, resulting from revenue growth that more than offset the accompanying net organic increase in operating and SG&A expenses. The decline in the operating cash flow margin of the Netherlands during 2014, as compared to 2013, was due to the inclusion of the relatively lower operating cash flow margin of Ziggo from November 12, 2014 through December 31, 2014. In addition, the overall operating cash flow margin of the European Operations Division during 2014 was negatively impacted by (i) the full-year inclusion of the relatively lower operating cash flow margin of Virgin Media and (ii) an increase in the operating cash flow deficit of the European Operations Division’s central and other category, primarily attributable to scale initiatives in the areas of information technology and finance.

The increase in Chile’s operating cash flow margin during 2014, as compared to 2013, is primarily attributable to improved operational leverage and the benefit of certain strategic changes that were implemented with regard to Chile’s mobile operations. For additional information regarding the changes in Chile’s mobile strategy, see note 9 to our consolidated financial statements.

During 2014, as compared to 2013, nonrecurring items favorably impacted the operating cash flow margins of the European Operations Division and Chile. For additional information, see the applicable discussion of revenue, operating expenses and SG&A expenses of our reportable segments above.

With the exception of Belgium, the Netherlands and Central and Eastern Europe, the operating cash flow margins of our reportable segments improved during 2013, as compared to 2012. The decline in Belgium’s operating cash flow margin is primarily due to (i) increased interconnect and other costs associated with the expansion of Belgium’s mobile business, (ii) the net negative impact of certain favorable nonrecurring items recorded in Belgium during 2012, as described under the Belgium (revenue) and European Operations Division (operating and SG&A expenses) sections of our Discussion and Analysis of our Reportable Segments above, and (iii) a decrease in revenue associated with changes in how Belgium recognizes certain up-front fees. As a result of significant competition, the Netherlands experienced a decline in revenue in 2013, which resulted in a lower operating cash flow margin during 2013, as compared to 2012. In Central and Eastern Europe, competitive, economic and other factors contributed to the decline in the operating cash flow margin. In addition, the operating cash flow margin of the European Operations Division during 2013 was negatively impacted by (a) the inclusion of the relatively lower operating cash flow margin of Virgin Media from June 8, 2013 through December 31, 2013 and (b) an increase in the operating cash flow deficit of the European Operations Division’s central and other category, which is primarily attributable to higher personnel and consulting costs, due in part to increased levels of strategic initiatives.

The increase in Chile’s operating cash flow margin during 2013, as compared to 2012, reflects lower advertising costs at Chile’s cable operations and the improvement in the incremental operating cash flow deficit of Chile’s mobile operations.
For additional discussion of the factors contributing to the changes in the operating cash flow margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

We expect that the 2015 operating cash flow margins of the European Operations Division and Chile will increase slightly, each as compared to 2014. In the European Operations Division, we expect that slight improvements in the operating cash flow margins of U.K./Ireland and Switzerland/Austria will be partially offset by a decline in the operating cash flow margin of Central and Eastern Europe. In addition, we expect that the 2015 operating cash flow margin of the Netherlands will remain relatively unchanged, as compared to 2014, as improvements from synergies associated with the integration of Ziggo are expected to offset the negative impacts of (i) the inclusion of the relatively lower operating cash flow margin of Ziggo for all of 2015 and (ii) significant competition. As discussed above under Overview, the incumbent telecommunications operator is overbuilding our network in the Netherlands using FTTx and advanced DSL technologies resulting in significant competition in this market. For additional information regarding the competition facing our markets, see the discussion under Overview and Discussion and Analysis of our Reportable Segments - General above. Sustained or increased competition, particularly in combination with unfavorable regulatory, economic or political developments, could adversely impact the operating cash flow margins of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, including the impacts of nonrecurring items, see the Discussion and Analysis of our Reportable Segments above.

2014 compared to 2013

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase (decrease) (e)
	2014	2013	$	%	%
	in millions
Subscription revenue (a):
Video	$6,544.0	$5,724.1	$819.9	14.3	0.6
Broadband internet	4,724.6	3,538.7	1,185.9	33.5	13.6
Fixed-line telephony	3,261.4	2,508.5	752.9	30.0	(0.4)
Cable subscription revenue	14,530.0	11,771.3	2,758.7	23.4	4.3
Mobile subscription revenue (b)	1,085.6	669.9	415.7	62.1	10.9
Total subscription revenue	15,615.6	12,441.2	3,174.4	25.5	4.6
B2B revenue (c)	1,517.9	986.9	531.0	53.8	7.0
Other revenue (b) (d)	1,114.8	1,046.1	68.7	6.6	(11.5)
Total revenue	$18,248.3	$14,474.2	$3,774.1	26.1	3.6
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $245.0 million and $175.2 million during 2014 and 2013, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $204.1 million and $152.5 million during 2014 and 2013, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, installation and carriage fee revenue.

(e)
As further described under Results of Operations above, our organic revenue growth rates for 2014, as compared to 2013, are impacted by the organic growth of Virgin Media. Excluding the impacts of the organic growth of Virgin Media, our organic growth rates (%) for such period would have been as follows:

Subscription revenue:
Video	1.3
Broadband internet	9.0
Fixed-line telephony	1.9
Cable subscription revenue	3.7
Mobile	9.5
Total subscription revenue	3.9
B2B revenue	4.2
Other revenue	(5.2)
Total revenue	3.2

Total revenue. Our consolidated revenue increased $3,774.1 million during 2014, as compared to 2013. This increase includes $3,096.0 million attributable to the impact of acquisitions. Excluding the effects of acquisitions and FX, total consolidated revenue increased $523.9 million or 3.6%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2014, as compared to 2013, is as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$347.9
ARPU	154.8
Total increase in cable subscription revenue	502.7
Increase in mobile revenue	73.0
Total increase in subscription revenue	575.7
Impact of acquisitions	2,468.9
Impact of FX	129.8
Total	$3,174.4

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $502.7 million or 4.3% during 2014, as compared to 2013. This increase in subscription revenue is attributable to the net effect of (i) an increase from broadband internet services of $479.7 million or 13.6%, primarily attributable to an increase in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) an increase from video services of $32.6 million or 0.6%, primarily attributable to the net effect of (a) higher ARPU from video services and (b) a decline in the average number of video RGUs, and (iii) a decrease from fixed-line telephony services of $9.6 million or 0.4%, primarily attributable to the net effect of (1) lower ARPU from fixed-line telephony services and (2) an increase in the average number of fixed-line telephony RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $73.0 million or 10.9% during 2014, as compared to 2013. This increase is primarily due to increases in the U.K. and, to a lesser extent, Belgium, Chile and Germany.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $68.7 million or 7.0% during 2014, as compared to 2013. This increase is primarily due to increases in the U.K. and, to a lesser extent, Switzerland and Belgium.

Other revenue. Excluding the effects of acquisitions and FX, our consolidated other revenue decreased $120.5 million or 11.5% during 2014, as compared to 2013. This decrease is primarily attributable to declines in (i) fixed-line interconnect revenue, (ii) Virgin Media’s non-cable subscriber base and (iii) installation revenue.

For additional information concerning the changes in our subscription and other revenue, see Discussion and Analysis of our Reportable Segments — Revenue — 2014 compared to 2013 above. For information regarding the competitive environment in certain of our markets, see Overview above.

Operating expenses

Our operating expenses increased $1,392.7 million during 2014, as compared to 2013. This increase includes $1,376.4 million attributable to the impact of acquisitions. Our operating expenses include share-based compensation expense, which decreased $4.5 million during 2014. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our operating expenses decreased $45.5 million or 0.8% during 2014, as compared to 2013. This decrease is primarily attributable to the net effect of (i) a decrease in network-related expenses, (ii) an increase in programming and copyright costs, (iii) a decrease in outsourced labor and professional fees, (iv) an increase in installation and other direct costs associated with B2B services in the U.K., (v) a decrease in mobile handset costs, (vi) a decrease in mobile access and interconnect costs, (vii) a decrease in bad debt and collections expenses, (viii) a decrease in certain direct costs associated with the U.K.’s non-cable subscriber base and (ix) a decrease in personnel costs. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $556.3 million during 2014, as compared to 2013. This increase includes $429.5 million attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which decreased $39.0 million during 2014. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $152.6 million or 6.6% during 2014, as compared to 2013. This increase is primarily due to increases in (i) personnel costs, (ii) sales and marketing costs, (iii) information technology-related expenses and (iv) outsourced labor and professional fees, as increases in consulting costs associated with scale initiatives in the areas of information technology and finance were only partially offset by a decrease in integration costs. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Year ended December 31,
	2014	2013
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$129.9	$58.6
Other share-based incentive awards	99.7	182.9
Total Liberty Global shares (b)	229.6	241.5
Telenet share-based incentive awards (c)	14.6	56.5
Other	13.0	4.5
Total	$257.2	$302.5
Included in:
Operating expense	$7.6	$12.1
SG&A expense	249.6	288.6
Total	$257.2	$300.7
_______________

(a)	Includes share-based compensation expense related to (i) Liberty Global PSUs, (ii) the Challenge Performance Awards, which were issued on June 24, 2013, and (iii) for 2014, the PGUs.

(b)
In connection with the Virgin Media Acquisition, we issued Virgin Media Replacement Awards to employees and former directors of Virgin Media in exchange for corresponding Virgin Media awards. Virgin Media recorded share-based compensation expense of $55.8 million during 2014, including compensation expense related to the Virgin Media Replacement Awards and new awards that were granted after the Virgin Media Replacement Awards were issued. During 2013, Virgin Media recorded share-based compensation expense of $134.3 million, primarily related to the Virgin Media Replacement Awards, including $80.1 million that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to December 31, 2013.

(c)
During 2013, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of certain options.

For additional information concerning our share-based compensation, see note 13 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $1,223.7 million during 2014, as compared to 2013. Excluding the effects of FX, depreciation and amortization expense increased $1,131.5 million or 26.5%. This increase is primarily due to the impact of the Virgin Media Acquisition and, to a lesser extent, the Ziggo Acquisition. In addition, a net increase resulted from the following factors: (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) a decrease associated with certain assets becoming fully depreciated, primarily in the U.K., Belgium, Chile and Switzerland, and (iii) a decrease due to the impact of accelerated depreciation recorded during 2013, primarily in Chile where the acceleration was due to a change in our mobile strategy, as further discussed in note 9 to our consolidated financial statements.

Release of litigation provision

During 2007, we recorded a litigation provision of $146.0 million based on our assessment at the time of our loss exposure with respect to the 2002 Cignal Action and the 2006 Cignal Action. As further described in note 17 to our consolidated financial statements, on October 25, 2013, we received what we consider to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $536.8 million during 2014, as compared to $297.5 million during 2013.

The 2014 amount includes (i) direct acquisition costs of $331.3 million, including (a) a $222.0 million settlement recorded during the fourth quarter in connection with the FCO Appeals, as further described in note 17 to our consolidated financial statements, and (b) $84.1 million associated with the Ziggo Acquisition, (ii) restructuring charges of $166.9 million, including (1) an $86.1 million charge recorded by Telenet during the first quarter of 2014 in connection with its DTT capacity contracts, as described below, and (2) $60.4 million of employee severance and termination costs related to certain reorganization activities, primarily in the U.K., the Netherlands, Germany, Chile and the European Operations Division’s central operations, and (iii) an impairment charge of $68.7 million that was recorded by Ziggo during the fourth quarter of 2014 to write-off certain internal-use software assets that will not be used by our combined operations in the Netherlands.

The 2013 amount includes (i) restructuring charges of $178.7 million, (ii) direct acquisition and disposition costs of $64.7 million, primarily related to the Virgin Media Acquisition, (iii) an impairment charge of $73.0 million to reduce the carrying amount of Telenet’s spectrum rights following Telenet’s determination that it would no longer be able to utilize its spectrum rights as a result of the conclusion of negotiations with network operators in Belgium and the absence of regulatory alternatives and (iv) a $20.0 million credit resulting from cash received from the OneLink Seller upon the settlement of certain claims related to the Puerto Rico Transaction, as further described in note 4 to our consolidated financial statements. The restructuring charges include (a) $84.9 million recorded by VTR’s mobile operations during the third and fourth quarters of 2013 as a result of the decision to cease commercial use of VTR’s mobile network, as further described in note 9 to our consolidated financial statements, and (b) $77.9 million of employee severance and termination costs related to certain reorganization and integration activities, primarily in the U.K., Germany and Chile. The restructuring charges recorded by VTR’s mobile operations include the fair value of (1) the remaining payments due under certain tower and real estate operating leases of $71.5 million and (2) certain other required payments associated with VTR’s mobile network.

Prior to March 31, 2014, Telenet operated a DTT business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge was equal to the then fair value of the remaining payments due under the DTT capacity contracts.

We expect to record further restructuring charges during 2015 in connection with the continued integration of Ziggo with UPC Nederland and the European Operations Division. For additional information regarding our restructuring charges, see note 14 to our consolidated financial statements.

If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and to a lesser extent, other long-lived assets.  Any such impairment charges could be significant. For additional information, see Critical Accounting Policies, Judgments and Estimates — Impairment of Property and Equipment and Intangible Assets below.

Interest expense

Our interest expense increased $257.8 million during 2014, as compared to 2013. Excluding the effects of FX, interest expense increased $538.2 million or 23.5%. This increase is primarily attributable to the net impact of (i) a higher average outstanding debt balance, largely due to (a) debt that was incurred in the first and second quarters of 2013 in connection with the Virgin Media Acquisition and (b) debt that was incurred in the fourth quarter of 2014 in connection with the Ziggo Acquisition, and (ii) a lower weighted average interest rate. The decrease in our weighted average interest rate is primarily related to (1) the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates and (2) decreases in certain of the base rates for our variable-rate indebtedness. For additional information regarding our outstanding indebtedness, see note 10 to our consolidated financial statements.

It is possible that (i) the interest rates on any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) the interest rates on our variable-rate indebtedness could increase in future periods. As further discussed in note 7 to our consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Interest and dividend income

Our interest and dividend income decreased $81.4 million during 2014, as compared to 2013. This decrease is primarily attributable to (i) a decrease in dividend income related to our investment in shares of Ziggo, as Ziggo did not declare any dividends following the January 2014 execution of the Ziggo Merger Agreement, and (ii) a slight decrease in interest income due to a lower average cash and cash equivalent and restricted cash balance.

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

	Year ended December 31,
	2014	2013
	in millions

Cross-currency and interest rate derivative contracts (a)	$293.6	$(586.5)
Equity-related derivative instruments (b):
Ziggo Collar	(113.3)	(152.5)
ITV Collar	(77.4)	—
Sumitomo Collar	(46.0)	(206.4)
Virgin Media Capped Calls	0.4	(3.4)
Total equity-related derivative instruments	(236.3)	(362.3)
Foreign currency forward contracts (c)	31.6	(72.9)
Other	(0.1)	1.3
Total	$88.8	$(1,020.4)
_______________

(a)
The gain during 2014 is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro, British pound sterling, Chilean peso and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro, British pound sterling, Swiss franc and Chilean peso markets and (iii) gains associated with decreases in the values of the Hungarian forint and Polish zloty relative to the euro. In addition, the gain during 2014 includes a net loss of $120.9 million resulting from changes in our credit risk valuation adjustments. The loss during 2013 is primarily attributable to the net effect of (i) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the British pound sterling, euro and Swiss franc markets, (iii) losses associated with increases in market interest rates in the U.S. dollar market, (iv) gains associated with decreases in the values of the Chilean peso, Czech koruna, Swiss franc, Polish zloty and Hungarian forint relative to the euro, and (v) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during 2013 includes a net gain of $15.3 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 8 to our consolidated financial statements.

(c)
Primarily includes activity with respect to the foreign currency forward contracts of LGE Financing, which contracts were settled during the fourth quarter of 2014, and activity during the first half of 2013 related to deal contingent forward contracts that were settled in connection with the Virgin Media Acquisition.

For additional information concerning our derivative instruments, see notes 7 and 8 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2014	2013
	in millions

U.S. dollar denominated debt issued by euro functional currency entities	$(481.5)	$160.7
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(251.8)	(280.0)
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	(175.1)	249.3
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	(137.1)	—
Euro denominated debt issued by a U.S. dollar functional currency entity	131.8	(34.6)
Yen denominated debt issued by a U.S. dollar functional currency entity	109.2	192.3
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(32.0)	94.6
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	—	(37.3)
Other	—	4.3
Total	$(836.5)	$349.3
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

	Year ended December 31,
	2014	2013
	in millions
Investments (a):
Ziggo	$224.0	$582.9
Sumitomo	(99.8)	(6.8)
ITV	54.9	—
Other, net (b)	26.1	(52.0)
Total	$205.2	$524.1
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)
The 2014 amount primarily includes an increase in the fair value of our investment in ITI Neovision. The 2013 amount includes decreases in the fair values of our investments in ITI Neovision and O3B Networks Limited.

Losses on debt modification, extinguishment and conversion, net

We recognized a loss on debt modification, extinguishment and conversion, net, of $186.2 million during 2014.  This loss includes the following:

•
a $71.3 million loss during the fourth quarter related to the repayment of the 2009 UM Senior Notes, which includes (i) the payment of $45.0 million of redemption premium, (ii) the write-off of $14.0 million of deferred financing costs and (iii) the write-off of $12.3 million of unamortized discount;

•
a $59.5 million loss during the fourth quarter related to the repayment of the UM Senior Secured Fixed-Rate Exchange Notes, which includes (i) the payment of $70.1 million of redemption premium and (ii) the write-off of $10.6 million of unamortized premium;

•
a $41.5 million loss during the second quarter related to the repayment of the UPC Holding 9.875% Senior Notes, which includes (i) the payment of $19.7 million of redemption premium, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs;

•
a $32.5 million gain during the fourth quarter related to the repayment of the 2019 VM Senior Notes, which includes (i) the write-off of $75.2 million of unamortized premium, (ii) the payment of $39.3 million of redemption premium and (iii) the write-off of $3.4 million of deferred financing costs;

•
a $16.5 million loss during the first quarter related to the repayment of Facilities R, S, AE and AF under the UPC Broadband Holding Bank Facility, which includes (i) the write-off of $11.6 million of deferred financing costs and (ii) the write-off of $4.9 million of unamortized discount;

•
an $11.9 million loss during the second quarter related to the completion of certain refinancing transactions with respect to the Telenet Credit Facility, which includes (i) the write-off of $7.1 million of deferred financing costs, (ii) the payment of $3.6 million of redemption premium and (iii) the write-off of $1.2 million of unamortized discount; and

•
an aggregate net loss of $18.3 million related to the refinancing of (i) the Liberty Puerto Rico Bank Facility, (ii) the 2018 VM Dollar Senior Secured Notes, (iii) the 2018 VM Sterling Senior Secured Notes, (iv) the Ziggo Collar Loan, (v) the Ziggo Margin Loan and (vi) VTR’s former term loan bank facility.

We recognized a loss on debt modification, extinguishment and conversion, net, of $212.2 million during 2013.  This loss includes the following:

•
aggregate losses of $112.5 million during the first and fourth quarters related to the redemption of all of Unitymedia KabelBW’s 2009 UM Euro Senior Secured Notes, which includes (i) the payment of $75.0 million of redemption premium and (ii) the write-off of $37.5 million associated with deferred financing costs and unamortized discount;

•
an $85.5 million loss during the first quarter, which includes (i) $35.6 million of aggregate redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged; and

•
an $11.9 million loss during the second quarter in connection with the prepayment of amounts outstanding under certain facilities of the UPC Broadband Holding Bank Facility, which includes (i) $7.7 million of third-party costs and (ii) the write-off of $4.2 million associated with deferred financing costs and unamortized discount.

For additional information concerning our losses on debt modification, extinguishment and conversion, net, see note 10 to our consolidated financial statements.

Income tax benefit (expense)

We recognized income tax benefit (expense) of $75.0 million and ($355.5 million) during 2014 and 2013, respectively.

The income tax benefit during 2014 differs from the expected income tax benefit of $221.7 million (based on the U.K. statutory income tax rate of 21.0%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries. The net negative impact of these items were partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) the tax effect of intercompany financing, (c) non-deductible or non-taxable foreign currency exchange results and (d) the recognition of previously unrecognized tax benefits.

The income tax expense during 2013 differs from the expected income tax benefit of $121.1 million (based on the U.K. statutory income tax rate of 23.0%) primarily due to the net negative impact of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law, (ii) a loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition, (iii) an increase in valuation allowances, (iv) non-deductible or non-taxable foreign currency exchange results and (v) certain permanent differences between the financial and tax accounting treatment of interest and other items, including $51.1 million related to the reversal of a litigation provision in the third quarter, as further described in note 17 to our consolidated financial statements. The net negative impact of these items were partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (b) the tax effect of intercompany financing.

For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

Loss from continuing operations

During 2014 and 2013, we reported losses from continuing operations of $980.9 million and $882.0 million, respectively, including (i) operating income of $2,228.2 million and $2,012.1 million, respectively, (ii) net non-operating expenses of $3,284.1 million and $2,538.6 million, respectively, and (iii) income tax benefit (expense) of $75.0 million and ($355.5 million), respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate operating cash flow to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Discontinued operations

Our earnings (loss) from discontinued operations, net of taxes, of $0.8 million and ($23.7 million) during 2014 and 2013, respectively, relates to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $332.7 million related to the January 31, 2014 completion of the Chellomedia Transaction. For additional information, see note 5 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $10.6 million during 2014, as compared to 2013, primarily due to the net effect of (i) a decline in the results of operations of Telenet and (ii) the impact of the VTR NCI Acquisition, which was completed during the first quarter of 2014.

2013 compared to 2012

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase		Organic increase (decrease)
	2013	2012	$	%	%
	in millions
Subscription revenue (a):
Video	$5,724.1	$4,637.6	$1,086.5	23.4	0.6
Broadband internet	3,538.7	2,407.0	1,131.7	47.0	10.7
Fixed-line telephony	2,508.5	1,518.9	989.6	65.2	4.5
Cable subscription revenue	11,771.3	8,563.5	3,207.8	37.5	4.1
Mobile subscription revenue (b)	669.9	131.5	538.4	409.4	102.1
Total subscription revenue	12,441.2	8,695.0	3,746.2	43.1	5.6
B2B revenue (c)	986.9	467.9	519.0	110.9	(2.6)
Other revenue (b) (d)	1,046.1	767.9	278.2	36.2	3.9
Total	$14,474.2	$9,930.8	$4,543.4	45.8	5.1
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $175.2 million and $35.1 million during 2013 and 2012, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $152.5 million and $59.7 million during 2013 and 2012, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, installation and carriage fee revenue.

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

Subscription revenue. The details of the increase in our consolidated subscription revenue for 2013, as compared to 2012, are as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$355.6
ARPU	(3.8)
Total increase in cable subscription revenue	351.8
Increase in mobile revenue	134.3
Total increase in subscription revenue	486.1
Impact of acquisitions	3,053.5
Impact of FX	206.6
Total	$3,746.2

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $351.8 million or 4.1% during 2013, as compared to 2012. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $257.0 million or 10.7%, as the impact of an increase in the average number of broadband internet RGUs was only partially offset by lower ARPU from broadband internet services, (ii) an increase in subscription revenue from fixed-line telephony services of $68.5 million or 4.5%, as the impact of an increase in the average number of fixed-line telephony RGUs was only partially offset by lower ARPU from fixed-line telephony services, and (iii) an increase in subscription revenue from video services of $26.3 million or 0.6%, as the impact of higher ARPU from video services was only partially offset by a decline in the average number of video RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $134.3 million or 102.1% during 2013, as compared to 2012, primarily in Belgium and, to a lesser extent, Chile, Germany and the U.K.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue decreased $12.1 million or 2.6% during 2013, as compared to 2012. This decrease is primarily due to the net effect of (i) decreases in the Netherlands, Belgium, Switzerland and Austria and (ii) an increase in Germany.

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

SG&A expenses

Our SG&A expenses increased $756.2 million during 2013, as compared to 2012. This increase includes $516.7 million attributable to the impact of acquisitions. Our SG&A expenses include share-based compensation expense, which increased $187.0 million during 2013. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $13.5 million or 0.8% during 2013, as compared to 2012. This increase is primarily attributable to the net effect of (i) a decrease in sales and marketing costs, (ii) an increase in personnel costs, (iii) an increase in information technology-related expenses and (iv) an increase in integration costs, primarily due to costs incurred during 2013 by our corporate offices in connection with the integration of Virgin Media. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

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
 ________________

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

(c)
During 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively, and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of certain options.

For additional information concerning our share-based compensation, see note 13 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense increased $1,614.9 million during 2013 as compared to 2012. Excluding the effects of FX, depreciation and amortization expense increased $1,555.0 million or 58.4%. This increase is primarily due to the net effect of (i) an increase associated with the Virgin Media Acquisition, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) a decrease associated with certain assets becoming fully depreciated, largely in Belgium, Chile and Switzerland and (iv) an increase due to accelerated depreciation, primarily in Chile where the acceleration is due to a change in our mobile strategy, as further discussed in note 9 to our consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $297.5 million during 2013, as compared to $76.2 million during 2012.

The 2013 amount includes (i) restructuring charges of $178.7 million, (ii) direct acquisition and disposition costs of $64.7 million, primarily related to the Virgin Media Acquisition, (iii) an impairment charge of $73.0 million to reduce the carrying amount of Telenet’s spectrum rights following Telenet’s determination that it would no longer be able to utilize its spectrum rights as a result of the conclusion of negotiations with network operators in Belgium and the absence of regulatory alternatives and (iv) a $20.0 million credit resulting from cash received from the OneLink Seller upon the settlement of certain claims related to the Puerto Rico Transaction, as further described in note 4 to our consolidated financial statements. The restructuring charges include (a) $84.9 million recorded by VTR’s mobile operations during the third and fourth quarters of 2013 as a result of the decision to cease commercial use of VTR’s mobile network, as further described in note 9 to our consolidated financial statements, and (b) $77.9 million of employee severance and termination costs related to certain reorganization and integration activities, primarily in the U.K., Germany and Chile. The restructuring charges recorded by VTR’s mobile operations include the fair value of (1) the remaining payments due under certain tower and real estate operating leases of $71.5 million and (2) certain other required payments associated with VTR’s mobile network.

The 2012 amount includes (i) aggregate restructuring charges of $53.0 million, primarily associated with employee severance and termination costs related to certain reorganization activities, mainly in Germany, and (ii) $20.4 million of direct acquisition costs, primarily related to the Puerto Rico Transaction.

For additional information regarding our restructuring charges, see note 14 to our consolidated financial statements.

Interest expense

Our interest expense increased $613.3 million during 2013, as compared to 2012. Excluding the effects of FX, interest expense increased $568.8 million or 34.0%. This increase is primarily attributable to the net impact of (i) a higher average outstanding debt balance, largely due to debt incurred in connection with the Virgin Media Acquisition, and (ii) a lower weighted average interest rate. The decrease in our weighted average interest rate is primarily related to (a) the completion of certain financing transactions (including the financing transactions related to the Virgin Media Acquisition) that resulted in extended maturities and net decreases to certain of our interest rates and (b) decreases in certain of the base rates for our variable-rate indebtedness. For additional information regarding our outstanding indebtedness, see note 10 to our consolidated financial statements.

Interest and dividend income

Our interest and dividend income increased $71.0 million during 2013, as compared to 2012. This increase is primarily attributable to (i) higher dividend income related to our investment in shares of Ziggo (after taking into account the impact of the Ziggo Collar) that was only partially offset by lower dividend income related to our investment in shares of Sumitomo (before taking into account the impact of the Sumitomo Collar) and (ii) higher interest income due to the net effect of (a) higher average cash and cash equivalent and restricted cash balances and (b) lower weighted average interest rates earned on our cash and cash equivalent and restricted cash balances. For information regarding the Ziggo Collar and the Sumitomo Collar, see note 7 to our consolidated financial statements.

Realized and unrealized losses on derivative instruments, net

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Year ended December 31,
	2013	2012
	in millions

Cross-currency and interest rate derivative contracts (a)	$(586.5)	$(958.3)
Equity-related derivative instruments (b):
Sumitomo Collar	(206.4)	(109.0)
Ziggo Collar	(152.5)	—
Virgin Media Capped Calls	(3.4)	—
Total equity-related derivative instruments	(362.3)	(109.0)
Foreign currency forward contracts (c)	(72.9)	(6.0)
Other	1.3	3.0
Total	$(1,020.4)	$(1,070.3)
 _______________

(a)
The loss during 2013 is primarily attributable to the net effect of (i) losses associated with increases in the values of the British pound sterling, euro and Swiss franc relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the British pound sterling, euro and Swiss franc markets, (iii) losses associated with increases in market interest rates in the U.S. dollar market, (iv) gains associated with decreases in the values of the Chilean peso, Czech koruna, Swiss franc, Polish zloty and Hungarian forint relative to the euro, and (v) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during 2013 includes a net gain of $15.3 million resulting from changes in our credit risk valuation adjustments. The loss during 2012 is primarily attributable to the net effect of (a) losses associated with decreases in market interest rates in the euro, Hungarian forint, Polish zloty, Swiss franc, and Czech koruna markets, (b) losses associated with increases in the values of the Polish zloty, Hungarian forint, Chilean peso, Swiss franc, and Czech koruna relative to the euro, (c) losses associated with increases in the values of the Chilean peso, euro and Swiss franc relative to the U.S. dollar and (d) gains associated with decreases in market interest rates in the U.S. dollar market. In addition, the loss during 2012 includes a net loss of $57.3 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 8 to our consolidated financial statements.

(c)
Primarily includes activity with respect to the foreign currency forward contracts of LGE Financing and activity during the first half of 2013 related to deal contingent forward contracts that were settled in connection with the Virgin Media Acquisition.

For additional information concerning our derivative instruments, see notes 7 and 8 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

Realized and unrealized gains (losses) due to changes in fair values of certain investments, net

The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net, are as follows:

	Year ended December 31,
	2013	2012
	in millions
Investments (a):
Ziggo	$582.9	$—
Sumitomo	(6.8)	(38.2)
Other, net (b)	(52.0)	28.0
Total	$524.1	$(10.2)
_______________

(a)	For additional information regarding our investments and fair value measurements, see notes 6 and 8 to our consolidated financial statements.

(b)
The 2013 amount primarily includes an increase in the fair value of our investment in ITI Neovision and O3B Networks Limited. The 2012 amount primarily includes an increase in the fair value of our investment in ITI Neovision.

Losses on debt modification, extinguishment and conversion, net

We recognized a loss on debt modification, extinguishment and conversion, net, of $212.2 million during 2013.  This loss includes the following:

•
aggregate losses of $112.5 million during the first and fourth quarters related to the redemption of all of Unitymedia KabelBW’s 2009 UM Euro Senior Secured Notes, which includes (i) the payment of $75.0 million of redemption premium and (ii) the write-off of $37.5 million associated with deferred financing costs and unamortized discount;

•
an $85.5 million loss during the first quarter, which includes (i) $35.6 million of aggregate redemption premiums related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of aggregate deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged; and

•
an $11.9 million loss during the second quarter in connection with the prepayment of amounts outstanding under certain facilities of the UPC Broadband Holding Bank Facility, which includes (i) $7.7 million of third-party costs and (ii) the write-off of $4.2 million associated with deferred financing costs and unamortized discount.

We recognized a loss on debt modification, extinguishment and conversion, net, of $213.8 million during 2012.  This loss includes the following:

•
a $175.8 million loss during the fourth quarter associated with the redemption and repurchase of all of the 2009 UM Dollar Senior Secured Notes and a portion of the 2009 UM Euro Senior Secured Notes, which includes (i) the payment of $125.9 million of redemption premium and (ii) the write-off of $49.4 million associated with deferred financing costs and unamortized discount;

•
a $16.3 million loss during the fourth quarter associated with the repayment of borrowings under the UPC Broadband Holding Bank Facility, which includes the write-off of $12.4 million associated with deferred financing costs and unamortized discount in connection with the prepayment of Facility AB;

•	a $10.2 million loss during the third quarter representing the payment of redemption premium related to the UM Senior Secured Floating-Rate Exchange Notes; and

•
a $7.0 million loss incurred by Unitymedia KabelBW associated with the Unitymedia KabelBW Exchange and the Special Optional Redemptions, which includes (i) $5.6 million of third-party costs and (ii) the payment of $1.4 million of redemption premium pursuant to the Special Optional Redemptions.

For additional information concerning our losses on debt modification, extinguishment and conversion, net, see note 10 to our consolidated financial statements.

Income tax expense

We recognized income tax expense of $355.5 million and $75.0 million during 2013 and 2012, respectively.

The income tax expense during 2013 differs from the expected income tax benefit of $121.1 million (based on the U.K. statutory income tax rate of 23.0%) primarily due to the net negative impact of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law, (ii) a loss of subsidiary tax attributes due to a deemed change in control related to the Virgin Media Acquisition, (iii) an increase in valuation allowances, (iv) non-deductible or non-taxable foreign currency exchange results and (v) certain permanent differences between the financial and tax accounting treatment of interest and other items, including $51.1 million related to the reversal of a litigation provision in the third quarter, as further described in note 17 to our consolidated financial statements. The net negative impact of these items were partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (b) the tax effect of intercompany financing.

The income tax expense during 2012 differs from the expected income tax benefit of $178.1 million (based on the U.S. federal 35.0% income tax rate) primarily due to the net negative impact of (i) an increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

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
Discontinued operations

Our loss from discontinued operations of $23.7 million during 2013 relates to the operations of the Chellomedia Disposal Group and our earnings from discontinued operations of $47.1 million during 2012 relates to the operations of Austar and the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of discontinued operations of $924.1 million during 2012 related to the May 23, 2012 completion of the Austar Transaction. For additional information, see note 5 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $6.3 million during 2013, as compared to 2012, primarily due to the net impact of (i) an increase due to the net effect of (a) an improvement in the results of operations of Telenet and (b) the impact of a decrease in the noncontrolling interests’ share of Telenet’s results following the Telenet Tender, (ii) a decline in the results of VTR and (iii) a decrease associated with our May 2012 disposition of Austar.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our seven subsidiary “borrowing groups,” which borrowing groups comprise Virgin Media, UPC Holding, Unitymedia KabelBW, Ziggo, Telenet, VTR Finance and Liberty Puerto Rico, each together with their respective restricted subsidiaries. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at December 31, 2014. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the assets of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors. For information regarding certain financing transactions that were completed subsequent to December 31, 2014, see note 20 to our consolidated financial statements.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2014 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$41.9
Unrestricted subsidiaries (b) (c)	604.9
Total Liberty Global and unrestricted subsidiaries	646.8
Borrowing groups (d):
Telenet	228.8
VTR Finance	85.2
UPC Holding	71.8
Virgin Media (c)	53.8
Ziggo	32.7
Liberty Puerto Rico	21.9
Unitymedia KabelBW	17.5
Total operating subsidiaries	511.7
Total cash and cash equivalents	$1,158.5
_________________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries of Liberty Global that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $0.8 million of cash and cash equivalents held by Virgin Media is included in the amount shown for Liberty Global’s unrestricted subsidiaries.

(d)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of each of our borrowing groups.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $41.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $604.9 million of cash and cash equivalents held by Liberty Global’s unrestricted subsidiaries, represented available liquidity at the corporate level at December 31, 2014. Our remaining cash and cash equivalents of $511.7 million at December 31, 2014 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2014, see note 10 to our consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest received on a note receivable from a subsidiary (outstanding principal of $9.6 billion at December 31, 2014) and (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates, including any principal payments received on the aforementioned note receivable from a subsidiary, upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the disposition of the Chellomedia Disposal Group, see note 5 to our consolidated financial statements.

At December 31, 2014, our consolidated cash and cash equivalents balance includes $1,062.6 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

The ongoing cash needs of Liberty Global and its unrestricted subsidiaries include (i) corporate general and administrative expenses and (ii) interest payments on the Sumitomo Collar Loan. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of outstanding debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. For information concerning the cash requirements of the Statutory Squeeze-out with respect to our acquisition of Ziggo, see note 4 to our consolidated financial statements. For information concerning our contingencies, see note 17 to our consolidated financial statements.

As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” Distributable Reserves, which are not linked to a GAAP reported amount, may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share premium approved by the English Companies Court. Based on the amounts set forth in our 2013 U.K. Companies Act Report that was filed with the U.K. Companies House on May, 7, 2014, our Distributable Reserves are $28.7 billion. This amount does not reflect earnings, share repurchases, dividends or other activity that occurred in 2014, each of which impacts the amount of our Distributable Reserves.

During 2014, we repurchased a total of 8,062,792 Liberty Global Class A ordinary shares at a weighted average price of $42.19 per share and 28,401,019 Liberty Global Class C ordinary shares at a weighted average price of $44.25 per share, for an aggregate purchase price of $1,596.9 million, including direct acquisition costs and the effects of derivative instruments. As of December 31, 2014, the remaining amount authorized for share repurchases was $1,933.7 million. Subsequent to December 31, 2014, our board of directors authorized an additional $2.0 billion of availability for share repurchases.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at December 31, 2014, see note 10 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require funding in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our acquisitions and contingencies, see notes 4 and 17 to our consolidated financial statements, respectively.

For additional information regarding our consolidated cash flows, see the discussion under Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the ITV Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions (including those related to the Ziggo Acquisition) and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our December 31, 2014 consolidated debt to our annualized consolidated operating cash flow for the quarter ended December 31, 2014 was 5.1x. In addition, the ratio of our December 31, 2014 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended December 31, 2014 was 5.0x.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that are supporting the respective borrowings. As further discussed under Quantitative and Qualitative Disclosures about Market Risk below and in note 7 to our consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. The ability to access available borrowings under the UPC Broadband Holding Bank Facility and/or UPC Holding’s ability to complete additional financing transactions can also be impacted by the interplay of average and spot foreign currency rates with respect to leverage calculations under the indentures for UPC Holding’s senior notes. At December 31, 2014, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2014, our outstanding consolidated debt and capital lease obligations aggregated $46.2 billion, including $1,550.9 million that is classified as current in our consolidated balance sheet and $42.1 billion that is not due until 2020 or thereafter. For additional information concerning our current debt maturities, see note 10 to our consolidated financial statements.

Notwithstanding our negative working capital position at December 31, 2014, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities.  No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities.  In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.  However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2014.

For additional information concerning our debt and capital lease obligations, see notes 10 and 20 to our consolidated financial statements.

Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below. All of the cash flows discussed below are those of our continuing operations.

Consolidated Statements of Cash Flows — 2014 compared to 2013

Summary. The 2014 and 2013 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2014	2013	Change
	in millions

Net cash provided by operating activities	$5,612.8	$3,921.0	$1,691.8
Net cash used by investing activities	(2,799.6)	(7,950.1)	5,150.5
Net cash provided (used) by financing activities	(4,260.1)	4,623.3	(8,883.4)
Effect of exchange rate changes on cash	(81.9)	85.4	(167.3)
Net increase (decrease) in cash and cash equivalents	$(1,528.8)	$679.6	$(2,208.4)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impact of the Virgin Media Acquisition and, to a lesser extent, the Ziggo Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, a significant portion of which is due to the impact of the Virgin Media Acquisition, (iii) an increase in the reported net cash provided by operating activities due to FX, (iv) a decrease in cash provided due to lower cash dividends received and (v) a decrease in cash provided due to higher cash payments related to derivative instruments.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used of $4,000.1 million associated with lower cash paid in connection with acquisitions, (ii) a decrease in cash used of $988.5 million associated with cash proceeds received during 2014 in connection with the Chellomedia Transaction, (iii) a decrease in cash used of $333.7 million associated with lower cash paid in connection with investments in and loans to affiliates and others and (iv) an increase in cash used of $202.9 million due to higher capital expenditures. Capital expenditures increased from $2,481.5 million during 2013 to $2,684.4 million during 2014, primarily due to increases related to the Virgin Media Acquisition and, to a much lesser extent, the Ziggo Acquisition, that were only partially offset by a net decrease in the local currency capital expenditures of our other subsidiaries, due primarily to an increase in vendor financing during 2014 as compared to 2013.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in our consolidated statements of cash flows is set forth below:

	Year ended December 31,
	2014	2013
	in millions

Property and equipment additions	$3,909.2	$3,161.6
Assets acquired under capital-related vendor financing arrangements	(975.3)	(573.5)
Assets acquired under capital leases	(127.2)	(143.0)
Changes in current liabilities related to capital expenditures	(122.3)	36.4
Capital expenditures	$2,684.4	$2,481.5

The European Operations Division accounted for $3,648.0 million and $2,901.0 million of our consolidated property and equipment additions during 2014 and 2013, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) an increase due to impact of the Virgin Media Acquisition and, to a lesser extent, the Ziggo Acquisition, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects to expand services and (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems. During 2014 and 2013, the European Operations Division property and equipment additions represented 21.5% and 22.1% of its revenue, respectively.

Chile accounted for $195.8 million and $188.5 million of our consolidated property and equipment additions during 2014 and 2013, respectively. The increase in Chile’s property and equipment additions is primarily due to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for new build and upgrade projects, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (iv) an increase in expenditures for the purchase and installation of customer premises equipment. During 2014 and 2013, Chile’s property and equipment additions represented 21.8% and 19.0% of its revenue, respectively.

For additional information regarding our property and equipment additions, see note 18 to our consolidated financial statements.

After giving effect to the U.K. Network Extension as discussed under Overview, we expect the percentage of revenue represented by our aggregate 2015 consolidated property and equipment additions to range from 21% to 23%, including (i) 21% to 23% for the European Operations Division (including 21% to 23% for U.K./Ireland, 19% to 21% for Germany, 19% to 21% for Belgium, 20% to 22% for the Netherlands, inclusive of Ziggo, and 16% to 18% for Switzerland/Austria) and (ii) 17% to 19% for Chile. The actual amount of our 2015 consolidated property and equipment additions and the 2015 property and equipment additions of the European Operations Division (including U.K./Ireland, Germany, Belgium, the Netherlands and Switzerland/Austria) and Chile may vary from expected amounts for a variety of reasons, including (a) changes in (1) the competitive or regulatory environment, (2) business plans or (3) our current or expected future operating results and (b) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) a decrease in cash of $3,652.5 million primarily due to the release of restricted cash in June 2013 in connection with the Virgin Media Acquisition, (ii) a decrease in cash of $3,095.4 million related to lower net borrowings of debt, (iii) a decrease in cash of $1,539.7 million due to the release of restricted cash during 2013 in connection with the Telenet Tender, (iv) a decrease in cash of $745.5 million due to higher cash paid related to derivative instruments, (v) an increase in cash of $526.4 million related to lower distributions by subsidiaries to noncontrolling interests, (vi) a decrease in cash of $427.7 million related to higher repurchases of our shares and (vii) an increase in cash of $200.6 million related to a decrease in purchases of additional shares of our subsidiaries.

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

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impact of the Virgin Media Acquisition, (ii) a decrease in cash provided due to higher cash payments for interest, largely due to the impact of the Virgin Media Acquisition, (iii) an increase in the reported net cash provided by operating activities due to FX, (iv) a decrease in cash provided due to higher net cash payments for taxes and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to (i) an increase in cash used of $3,919.2 million associated with higher cash paid in connection with acquisitions, (ii) an increase in cash used of $1,317.9 million associated with higher cash paid in connection with investments in and loans to affiliates and others, primarily due to the cash we paid to acquire Ziggo shares during 2013, (iii) an increase in cash used of $1,055.4 million associated with cash proceeds received in connection with the Austar Transaction during 2012 and (iv) an increase in cash used of $613.2 million associated with higher capital expenditures. Capital expenditures increased from $1,868.3 million during 2012 to $2,481.5 million during 2013, primarily due to an increase related to the Virgin Media Acquisition and other less significant acquisitions that was only partially offset by a net decrease in the local currency capital expenditures of our subsidiaries.

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

The European Operations Division accounted for $2,901.0 million and $1,981.6 million of our consolidated property and equipment additions during 2013 and 2012, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) an increase due to the Virgin Media Acquisition and other less significant acquisitions, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) an increase due to FX, (iv) a decrease in expenditures for the purchase and installation of customer premises equipment and (v) an increase in expenditures for new build and upgrade projects to expand services. During 2013 and 2012, the European Operations Division property and equipment additions represented 22.1% and 22.5% of its revenue, respectively.

Chile accounted for $188.5 million and $243.4 million of our consolidated property and equipment additions during 2013 and 2012, respectively. The decrease in Chile’s property and equipment additions is primarily due to the net effect of (i) a decrease in expenditures related to the construction of VTR’s mobile network, (ii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iii) a decrease in expenditures for new build and upgrade projects, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems and (v) a decrease due to FX. During 2013 and 2012, Chile’s property and equipment additions represented 19.0% and 25.9% of its revenue, respectively.

For additional information regarding our property and equipment additions, see note 18 to our consolidated financial statements.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) an increase in cash of $3,534.2 million primarily due to the release of restricted cash in June 2013 in connection with the Virgin Media Acquisition, (ii) an increase in cash of $3,003.8 million due to the release of restricted cash in connection with the Telenet Tender, (iii) an increase in cash of $632.9 million due to higher cash received related to derivative instruments, (iv) a decrease in cash of $461.3 million, substantially all of which related to shares purchased in connection with the Telenet Tender, (v) a decrease in cash of $256.1 million related to lower net borrowings of debt, (vi) a decrease in cash of $203.0 million related to higher distributions by subsidiaries to noncontrolling interests, (vii) a decrease in cash of $186.9 million related to higher repurchases of our shares and (viii) a decrease in cash of $159.8 million due to higher payments for financing costs, debt premiums and exchange offer consideration.

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

The following table provides the details of our free cash flow:

	Year ended December 31,
	2014	2013	2012
	in millions

Net cash provided by operating activities of our continuing operations	$5,612.8	$3,921.0	$2,837.5
Excess tax benefits from share-based compensation	7.0	41.0	6.7
Cash payments for direct acquisition and disposition costs	79.7	61.0	31.5
Capital expenditures	(2,684.4)	(2,481.5)	(1,868.3)
Principal payments on capital-related vendor financing obligations	(677.6)	(320.4)	(104.7)
Principal payments on certain capital leases	(183.3)	(95.8)	(17.5)
Free cash flow	$2,154.2	$1,125.3	$885.2

Contractual Commitments

The U.S. dollar equivalents of the commitments of our continuing operations as of December 31, 2014 are presented below:

	Payments due during:
	2015	2016	2017	2018	2019	Thereafter	Total
	in millions

Debt (excluding interest)	$1,350.3	$360.0	$917.1	$248.5	$604.8	$41,131.5	$44,612.2
Capital leases (excluding interest)	198.5	151.4	111.0	83.9	74.4	928.4	1,547.6
Programming commitments	863.9	785.4	612.7	528.0	231.4	2.0	3,023.4
Network and connectivity commitments	359.9	261.5	240.2	127.1	90.2	1,048.5	2,127.4
Purchase commitments	827.8	119.4	62.9	10.1	4.0	—	1,024.2
Operating leases	174.0	141.5	117.3	98.1	75.4	279.3	885.6
Other commitments	350.2	198.7	150.1	90.0	39.2	48.2	876.4
Total (a)	$4,124.6	$2,017.9	$2,211.3	$1,185.7	$1,119.4	$43,437.9	$54,096.8
Projected cash interest payments on debt and capital lease obligations (b)	$2,342.9	$2,352.3	$2,334.0	$2,320.9	$2,287.2	$7,006.0	$18,643.3
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2014 consolidated balance sheet other than debt and capital lease obligations.  Our liability for uncertain tax positions in the various jurisdictions in which we operate ($373.3 million at December 31, 2014) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of December 31, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2014, 2013 and 2012, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $2,145.0 million, $1,612.5 million and $978.4 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs will be subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements are not reflected in the above table. In addition, the table does not include our commitments with respect to the amounts we have agreed to pay to settle the FCO Appeals. For additional information, see note 17 to our consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivatives below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2014, 2013 and 2012, see note 7 to our consolidated financial statements. For information concerning our defined benefit plans, see note 15 to our consolidated financial statements.

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
We have discussed the selection of the aforementioned critical accounting policies with the audit committee of our board of directors. For additional information concerning our significant accounting policies, see note 3 to our consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that were held for use comprised 85.9% of our total assets at December 31, 2014.

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

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to franchise rights or other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the franchise right or other indefinite-lived intangible asset is also charged to operations as an impairment loss.

When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of one of our reporting units, Telenet, is publicly traded in an active market. For this reporting unit, our fair value determination is based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates, among other items, of subscriber growth and retention rates, rates charged per product, expected gross margin and operating cash flow margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2014 qualitative assessment of our reporting unit carrying values, we determined that it was more-likely-than-not that fair value exceeded carrying value for all of our reporting units.

During the three years ended December 31, 2014, the most significant impairment charges that we recorded with respect to our property and equipment and intangible assets were (i) the $73.0 million impairment charge that Telenet recorded during the fourth quarter of 2013 to reduce the carrying value of the intangible assets related to certain of its spectrum rights and (ii) the $68.7 million impairment charge that we recorded during the fourth quarter of 2014 to reduce the carrying amount of certain of Ziggo’s internal-use software assets. For additional information, see note 9 to our consolidated financial statements.

Based on the results of our October 1, 2014 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of one of our reporting units, Liberty Puerto Rico, could result in the need to record a goodwill impairment charge. At December 31, 2014, the goodwill associated with the Liberty Puerto Rico reporting unit, which is included in our corporate and other category, was $347.0 million. If, among other factors, (i) our equity values were to decline significantly, or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets.  Any such impairment charges could be significant.
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

Useful Lives of Long-Lived Assets

We depreciate our property and equipment on a straight-line basis over the estimated useful life of the assets. The determination of the useful lives of property and equipment requires significant management judgment, based on factors such as the estimated physical lives of the assets, technological changes, changes in anticipated use, legal and economic factors, rebuild and equipment swap-out plans, and other factors. Our intangible assets with finite lives primarily consist of customer relationships. Customer relationship intangible assets are amortized on a straight-line basis over the estimated weighted average life of the customer relationships. The determination of the estimated useful life of customer relationship intangible assets requires significant management judgment and is primarily based on historical and forecasted subscriber disconnect rates, adjusted when necessary for risk associated with demand, competition, technological changes and other economic factors. We regularly review whether changes to estimated useful lives are required in order to accurately reflect the economic use of our property and equipment and intangible assets with finite lives. Any changes to estimated useful lives are reflected prospectively. Depreciation and amortization expense of our continuing operations during 2014, 2013 and 2012 was $5,500.1 million, $4,276.4 million and $2,661.5 million, respectively. A 10% increase in the aggregate amount of the depreciation and amortization expense of our continuing operations during 2014 would have resulted in a $550.0 million or 24.7% decrease in our 2014 operating income.

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

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments and fair value method investments, each of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of our interest rate and foreign currency derivative instruments and (ii) a binomial option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments and fair value method investments, see note 8 to our consolidated financial statements. See also notes 6 and 7 to our consolidated financial statements for information concerning our fair value method investments and derivative instruments, respectively.

Changes in the fair values of our derivative instruments and fair value method investments have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2014, 2013 and 2012, our continuing operations included net gains (losses) of $294.0 million, ($496.3 million) and ($1,080.5 million), respectively, attributable to changes in the fair values of these items.

As further described in note 8 to our consolidated financial statements, actual amounts received or paid upon the settlement of our derivative instruments or disposal of our fair value method investments may differ materially from the recorded fair values at December 31, 2014.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Sensitivity Information below.

Nonrecurring Valuations. Our nonrecurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see notes 4, 8 and 9 to our consolidated financial statements.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2014, the aggregate valuation allowance provided against deferred tax assets was $6,679.4 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2014 balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any of such factors could have a material effect on our current and deferred tax positions as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2014, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken on tax returns, was $513.5 million, of which $332.9 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

We have taxable outside basis differences on certain investments in non-U.S. subsidiaries. We do not recognize the deferred tax liabilities associated with these outside basis differences when the difference is considered essentially permanent in duration. In order to be considered essentially permanent in duration, sufficient evidence must indicate that the foreign subsidiary has invested or will invest its undistributed earnings indefinitely, or that earnings will be remitted in a tax-free liquidation. If circumstances change and it becomes apparent that some or all of the undistributed earnings will be remitted on a taxable basis in the foreseeable future, a net deferred tax liability must be recorded for some or all of the outside basis difference. The assessment of whether these outside basis differences are considered permanent in nature requires significant judgment and is based on management’s intentions to reinvest the earnings of a foreign subsidiary indefinitely in light of anticipated liquidity requirements and other relevant factors. At December 31, 2014, income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $11.1 billion of cumulative temporary differences on non-U.S. entities. If our plans or intentions change in the future due to liquidity or other relevant considerations, we could decide that it would be prudent to repatriate significant funds or other assets from one or more of our subsidiaries, even though we would incur a tax liability in connection with any such repatriation. If our plans or intentions were to change in this manner, the recognition of all or a part of these outside basis differences could have an adverse impact on our consolidated net loss.

For additional information concerning our income taxes, see note 11 to our consolidated financial statements.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards.  We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements.  In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements.  At December 31, 2014, $455.1 million or 39.3% and $409.9 million or 35.4% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively.

We are also exposed to market price fluctuations related to our investments in ITV and Sumitomo shares. At December 31, 2014, the aggregate fair value of these investments was $871.2 million and $473.1 million, respectively. All of our ITV and Sumitomo shares are held through the ITV Collar and the Sumitomo Collar, respectively. For information concerning the terms of the ITV Collar and the related ITV Collar Loan, and the Sumitomo Collar and the related Sumitomo Collar Loan, see note 7 to our consolidated financial statements. For those shares that are held through the ITV Collar and the Sumitomo Collar, our exposure to market risk is limited. For additional information concerning our investments in ITV and Sumitomo shares, see note 6 to our consolidated financial statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2014, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 7 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. In this regard, we currently expect that during 2015, (i) less than 1% of our revenue, (ii) approximately 2% to 4% of our aggregate operating and SG&A expenses (exclusive of share-based compensation expense) and (iii) approximately 7% to 9% of our property and equipment additions will be denominated in non-functional currencies, including amounts denominated in (a) U.S. dollars in Chile and Europe and (b) euros in Poland, the Czech Republic, Romania, Switzerland and Hungary. Our expectations with respect to our non-functional currency transactions in 2015 may differ from actual results. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. Certain non-functional currency risks related to our revenue, operating and SG&A expenses and property and equipment additions were not hedged as of December 31, 2014. For additional information concerning our foreign currency forward contracts, see note 7 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings (loss) and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended December 31, 2014 was to the euro and British pound sterling as 43.8% and 36.7% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc, the Chilean peso and other local currencies in Europe. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview above.

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	As of December 31,
	2014	2013
Spot rates:
Euro	0.8264	0.7252
British pound sterling	0.6418	0.6036
Swiss franc	0.9939	0.8886
Hungarian forint	261.44	215.62
Polish zloty	3.5397	3.0135
Czech koruna	22.914	19.828
Romanian lei	3.7059	3.2434
Chilean peso	606.90	525.45

	Year ended December 31,
	2014	2013	2012
Average rates:
Euro	0.7537	0.7530	0.7779
British pound sterling	0.6074	0.6396	0.6310
Swiss franc	0.9152	0.9268	0.9376
Hungarian forint	232.73	223.58	225.02
Polish zloty	3.1553	3.1601	3.2539
Czech koruna	20.758	19.559	19.555
Romanian lei	3.3494	3.3273	3.4682
Chilean peso	570.76	495.45	486.26

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include fixed-rate and variable-rate investments and borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Broadband Holding, the LIBOR-indexed debt of Virgin Media and Ziggo, the EURIBOR-indexed debt of Telenet and Unitymedia KabelBW and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At December 31, 2014, we effectively paid a fixed interest rate on 94% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable December 31, 2014 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at December 31, 2014 declines to 92%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 7 to our consolidated financial statements.

Weighted Average Variable Interest Rate. At December 31, 2014, our variable-rate indebtedness aggregated $16.8 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.7%, excluding the effects of interest rate derivative contracts, financing costs, discounts or commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, financing costs, discounts or commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $84.0 million. As discussed above and in note 7 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under the derivative instruments of our subsidiary borrowing groups. Most of our cash currently is invested in either (i) AAA credit rated money market funds, including funds that invest in government obligations, or (ii) overnight deposits with banks having a minimum credit rating of A by Standard & Poor’s or an equivalent rating by Moody’s Investor Service. To date, neither the access to nor the value of our cash and cash equivalent balances have been adversely impacted by liquidity problems of financial institutions.

At December 31, 2014, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $1,040.9 million, (ii) cash and cash equivalent and restricted cash balances of $1,236.5 million and (iii) aggregate undrawn debt facilities of $3,974.1 million.

Each of our subsidiary borrowing groups have entered into derivative instruments under master agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination.

However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

In addition, where a counterparty is in financial difficulty, under the laws of certain jurisdictions, the relevant regulators may be able to (i) compel the termination of one or more derivative instruments, determine the settlement amount and/or compel, without any payment, the partial or full discharge of liabilities arising from such early termination that are payable by the relevant counterparty or (ii) transfer the derivative instruments to an alternative counterparty.

Although we actively monitor the creditworthiness of our key vendors, the financial failure of a key vendor could disrupt our operations and have an adverse impact on our revenue and cash flows.

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 7 and 8 to our consolidated financial statements.

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £458 million ($714 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £47 million ($73 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €439 million ($531 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €243 million ($294 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €118 million ($143 million); and

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €78 million ($94 million) and conversely, a decrease of 50 basis points (0.50%) would have decreased the aggregate fair value by approximately €87 million ($105 million).

Ziggo Cross-currency Derivative Contracts

Holding all other factors constant, at December 31, 2014:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Ziggo cross-currency derivative contracts by approximately €228 million ($276 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €125 million ($151 million).

Unitymedia KabelBW Cross-currency Derivative Contracts

Holding all other factors constant, at December 31, 2014 an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Unitymedia KabelBW cross-currency derivative contracts by approximately €242 million ($293 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at December 31, 2014, an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €64 million ($77 million) and, conversely, an instantaneous decrease of 50 basis points would have decreased the aggregate fair value by approximately €81 million ($98 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at December 31, 2014, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 110.2 billion ($182 million).

ITV Collar

Holding all other factors constant, at December 31, 2014, an instantaneous increase of 10% in the per share market price of ITV’s ordinary shares would have decreased the fair value of the ITV Collar by approximately £45 million ($70 million) and, conversely, a decrease of 10% would have increased the fair value by approximately £43 million ($67 million).

Sumitomo Collar

Holding all other factors constant, at December 31, 2014, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.3 billion ($44 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2014. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 7 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	2015	2016	2017	2018	2019	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$269.9	$294.9	$168.4	$134.6	$72.8	$234.2	$1,174.8
Principal-related (b)	249.3	27.8	173.4	(87.3)	(63.3)	(986.3)	(686.4)
Other (c)	15.0	(156.2)	(124.3)	(60.9)	—	—	(326.4)
Total	$534.2	$166.5	$217.5	$(13.6)	$9.5	$(752.1)	$162.0
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Sumitomo Collar Loan.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Liberty Global are filed under this Item, beginning on page II-76. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer, and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2014, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-74.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-75.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. Our evaluation of internal control over financial reporting did not include the internal control of Ziggo Holding B.V. (Ziggo), which we acquired in 2014. The aggregate amount of total assets and revenue of Ziggo included in our consolidated financial statements as of and for the year ended December 31, 2014 was $15,426.7 million and $272.0 million, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global plc:

We have audited Liberty Global plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 excluded Ziggo Holding B.V. (Ziggo), which was acquired in 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of this entity. The aggregate amount of total assets and revenue of Ziggo included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014 was $15,426.7 million and $272.0 million, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014, and the related financial statement schedules I and II, and our report dated February 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors
Liberty Global plc:

We have audited the accompanying consolidated balance sheets of Liberty Global plc and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 12, 2015

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,158.5	$2,701.9
Trade receivables, net	1,499.5	1,588.7
Derivative instruments (note 7)	446.6	252.1
Deferred income taxes (note 11)	290.3	226.1
Prepaid expenses	189.7	238.2
Current assets of discontinued operation (note 5)	—	238.7
Other current assets	335.9	236.9
Total current assets	3,920.5	5,482.6
Investments (including $1,662.7 million and $3,481.8 million, respectively, measured at fair value) (note 6)	1,808.2	3,491.2
Property and equipment, net (note 9)	23,840.6	23,974.9
Goodwill (note 9)	29,001.6	23,748.8
Intangible assets subject to amortization, net (note 9)	9,189.8	5,795.4
Long-term assets of discontinued operation (note 5)	—	513.6
Other assets, net (notes 7, 9 and 11)	5,081.2	4,707.8
Total assets	$72,841.9	$67,714.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2014	2013
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,039.0	$1,072.9
Deferred revenue and advance payments from subscribers and others	1,452.2	1,406.2
Current portion of debt and capital lease obligations (note 10)	1,550.9	1,023.4
Derivative instruments (note 7)	1,043.7	751.2
Accrued interest	690.6	598.7
Accrued programming and copyright fees	368.5	359.1
Current liabilities of discontinued operation (note 5)	—	127.5
Other accrued and current liabilities (notes 11 and 14)	3,045.4	2,344.0
Total current liabilities	9,190.3	7,683.0
Long-term debt and capital lease obligations (note 10)	44,608.1	43,680.9
Long-term liabilities of discontinued operation (note 5)	—	19.8
Other long-term liabilities (notes 7, 11, 14 and 15)	4,927.5	4,789.1
Total liabilities	58,725.9	56,172.8
Commitments and contingencies (notes 4, 7, 10, 11, 15, 17 and 20)
Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 251,167,686 and 222,081,117 shares, respectively	2.5	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,139,184 and 10,147,184 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 630,353,372 and 556,221,669 shares, respectively	6.3	5.6
Additional paid-in capital	17,070.8	12,809.4
Accumulated deficit	(4,007.6)	(3,312.6)
Accumulated other comprehensive earnings, net of taxes	1,646.6	2,528.8
Treasury shares, at cost	(4.2)	(7.7)
Total Liberty Global shareholders	14,714.5	12,025.8
Noncontrolling interests	(598.5)	(484.3)
Total equity	14,116.0	11,541.5
Total liabilities and equity	$72,841.9	$67,714.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	in millions, except share and per share amounts

Revenue (note 18)	$18,248.3	$14,474.2	$9,930.8
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 13)	6,810.4	5,417.7	3,349.7
Selling, general and administrative (SG&A) (including share-based compensation) (note 13)	3,172.8	2,616.5	1,860.3
Depreciation and amortization	5,500.1	4,276.4	2,661.5
Release of litigation provision (note 17)	—	(146.0)	—
Impairment, restructuring and other operating items, net (notes 4, 9, 14 and 17)	536.8	297.5	76.2
	16,020.1	12,462.1	7,947.7
Operating income	2,228.2	2,012.1	1,983.1
Non-operating income (expense):
Interest expense	(2,544.7)	(2,286.9)	(1,673.6)
Interest and dividend income	31.7	113.1	42.1
Realized and unrealized gains (losses) on derivative instruments, net (note 7)	88.8	(1,020.4)	(1,070.3)
Foreign currency transaction gains (losses), net	(836.5)	349.3	438.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 6 and 8)	205.2	524.1	(10.2)
Losses on debt modification, extinguishment and conversion, net (note 10)	(186.2)	(212.2)	(213.8)
Other expense, net	(42.4)	(5.6)	(4.6)
	(3,284.1)	(2,538.6)	(2,492.0)
Loss from continuing operations before income taxes	(1,055.9)	(526.5)	(508.9)
Income tax benefit (expense) (note 11)	75.0	(355.5)	(75.0)
Loss from continuing operations	(980.9)	(882.0)	(583.9)
Discontinued operations (note 5):
Earnings (loss) from discontinued operations, net of taxes	0.8	(23.7)	47.1
Gain on disposal of discontinued operations, net of taxes	332.7	—	924.1
	333.5	(23.7)	971.2
Net earnings (loss)	(647.4)	(905.7)	387.3
Net earnings attributable to noncontrolling interests	(47.6)	(58.2)	(64.5)
Net earnings (loss) attributable to Liberty Global shareholders	$(695.0)	$(963.9)	$322.8

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 3):
Continuing operations	$(1.29)	$(1.39)	$(1.17)
Discontinued operations	0.42	(0.04)	1.77
	$(0.87)	$(1.43)	$0.60

Weighted average ordinary shares outstanding - basic and diluted	798,869,761	672,348,540	534,641,440

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2014	2013	2012
	in millions

Net earnings (loss)	$(647.4)	$(905.7)	$387.3
Other comprehensive earnings (loss), net of taxes (note 16):
Foreign currency translation adjustments	(935.9)	900.8	98.0
Reclassification adjustments included in net earnings (loss)	124.4	(0.7)	(12.1)
Pension-related adjustments and other	(71.2)	11.3	5.4
Other comprehensive earnings (loss)	(882.7)	911.4	91.3
Comprehensive earnings (loss)	(1,530.1)	5.7	478.6
Comprehensive earnings attributable to noncontrolling interests	(47.1)	(41.3)	(64.8)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(1,577.2)	$(35.6)	$413.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Global shareholders							Non-controlling interests	Total equity
	Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Total Liberty Global shareholders
	Series A	Series B	Series C
	in millions

Balance at January 1, 2012	$1.5	$0.1	$5.2	$3,960.6	$(2,671.5)	$1,509.5	$2,805.4	$126.0	$2,931.4
Net earnings	—	—	—	—	322.8	—	322.8	64.5	387.3
Other comprehensive earnings, net of taxes (note 16)	—	—	—	—	—	91.0	91.0	0.3	91.3
Repurchase and cancellation of LGI common stock (note 12)	(0.1)	—	(0.1)	(980.5)	—	—	(980.7)	—	(980.7)
LGI call option contracts (note 12)	—	—	—	(53.2)	—	—	(53.2)	—	(53.2)
Share-based compensation (note 13)	—	—	—	70.4	—	—	70.4	—	70.4
Telenet Share Repurchase Agreement (note 12)	—	—	—	(62.8)	—	—	(62.8)	2.2	(60.6)
Sale of Austar (note 5)	—	—	—	—	—	—	—	(84.4)	(84.4)
Puerto Rico Transaction (note 4)	—	—	—	48.3	—	—	48.3	48.2	96.5
Distributions by subsidiaries to noncontrolling interest owners (note 12)	—	—	—	—	—	—	—	(351.3)	(351.3)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(31.2)	—	—	(31.2)	69.6	38.4
Balance at December 31, 2012	$1.4	$0.1	$5.1	$2,951.6	$(2,348.7)	$1,600.5	$2,210.0	$(124.9)	$2,085.1

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

				Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary Shares			Common stock			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C	Series A	Series B	Series C
	in millions

Balance at January 1, 2013	$—	$—	$—	$1.4	$0.1	$5.1	$2,951.6	$(2,348.7)	$1,600.5	$—	$2,210.0	$(124.9)	$2,085.1
Net loss	—	—	—	—	—	—	—	(963.9)	—	—	(963.9)	58.2	(905.7)
Other comprehensive earnings, net of taxes (note 16)	—	—	—	—	—	—	—	—	928.3	—	928.3	(16.9)	911.4
Shares issued in connection with the Virgin Media Acquisition and impacts of related change in parent entity (notes 1 and 4)	2.1	0.1	5.6	(1.4)	(0.1)	(5.1)	9,374.1	—	—	—	9,375.3	—	9,375.3
Revaluation of VM Convertible Notes in connection with the Virgin Media Acquisition (notes 4 and 10)	—	—	—	—	—	—	1,660.0	—	—	—	1,660.0	—	1,660.0
Repurchase and cancellation of Liberty Global and LGI shares (note 12)	(0.1)	—	(0.1)	—	—	—	(1,151.7)	—	—	—	(1,151.9)	—	(1,151.9)
Distributions by subsidiaries to noncontrolling interest owners (note 12)	—	—	—	—	—	—	—	—	—	—	—	(542.7)	(542.7)
Purchase of additional Telenet shares (note 12)	—	—	—	—	—	—	(525.7)	—	—	—	(525.7)	63.5	(462.2)
Share-based compensation (note 13)	—	—	—	—	—	—	206.3	—	—	—	206.3	—	206.3
Exchange of VM Convertible Notes (note 10)	0.1	—	0.1	—	—	—	113.5	—	—	—	113.7	—	113.7
Adjustments due to changes in subsidiaries’ equity and other, net	0.1	—	—	—	—	—	181.3	—	—	(7.7)	173.7	78.5	252.2
Balance at December 31, 2013	$2.2	$0.1	$5.6	$—	$—	$—	$12,809.4	$(3,312.6)	$2,528.8	$(7.7)	$12,025.8	$(484.3)	$11,541.5

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary Shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2014	$2.2	$0.1	$5.6	$12,809.4	$(3,312.6)	$2,528.8	$(7.7)	$12,025.8	$(484.3)	$11,541.5
Net loss	—	—	—	—	(695.0)	—	—	(695.0)	47.6	(647.4)
Other comprehensive loss, net of taxes (note 16)	—	—	—	—	—	(882.2)	—	(882.2)	(0.5)	(882.7)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(1,596.7)	—	—	—	(1,596.9)	—	(1,596.9)
VTR NCI Acquisition (note 12)	—	—	0.1	185.3	—	—	—	185.4	(185.4)	—
Shares issued in connection with the Ziggo Acquisition (note 4)	0.3	—	0.8	4,904.7	—	—	—	4,905.8	1,080.6	5,986.4
Ziggo NCI Acquisition and impact of Statutory Squeeze-out (note 4)	—	—	0.1	663.8	—	—	—	663.9	(1,080.6)	(416.7)
Share-based compensation (note 13)	—	—	—	216.0	—	—	—	216.0	—	216.0
Adjustments due to changes in subsidiaries’ equity and other, net (note 12)	—	—	(0.1)	(111.7)	—	—	3.5	(108.3)	24.1	(84.2)
Balance at December 31, 2014	$2.5	$0.1	$6.3	$17,070.8	$(4,007.6)	$1,646.6	$(4.2)	$14,714.5	$(598.5)	$14,116.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(647.4)	$(905.7)	$387.3
Loss (earnings) from discontinued operations	(333.5)	23.7	(971.2)
Loss from continuing operations	(980.9)	(882.0)	(583.9)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	257.2	300.7	110.1
Depreciation and amortization	5,500.1	4,276.4	2,661.5
Release of litigation provision	—	(146.0)	—
Impairment, restructuring and other operating items, net	536.8	297.5	76.2
Amortization of deferred financing costs and non-cash interest accretion	84.3	78.0	65.7
Realized and unrealized losses (gains) on derivative instruments, net	(88.8)	1,020.4	1,070.3
Foreign currency transaction losses (gains), net	836.5	(349.3)	(438.4)
Realized and unrealized losses (gains) due to changes in fair values of certain investments, including impact of dividends	(203.7)	(523.1)	19.6
Losses on debt modification, extinguishment and conversion, net	186.2	212.2	213.8
Deferred income tax expense (benefit)	(350.6)	18.6	36.0
Excess tax benefits from share-based compensation	(7.0)	(41.0)	(6.7)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	860.5	866.7	785.0
Payables and accruals	(1,017.8)	(1,208.1)	(1,171.7)
Net cash provided (used) by operating activities of discontinued operations	(9.6)	10.3	82.2
Net cash provided by operating activities	5,603.2	3,931.3	2,919.7

Cash flows from investing activities:
Capital expenditures	(2,684.4)	(2,481.5)	(1,868.3)
Investments in and loans to affiliates and others	(1,016.6)	(1,350.3)	(32.4)
Proceeds received upon disposition of discontinued operations, net of disposal costs	988.5	—	1,055.4
Cash paid in connection with acquisitions, net of cash acquired	(73.3)	(4,073.4)	(154.2)
Other investing activities, net	(13.8)	(44.9)	41.8
Net cash used by investing activities of discontinued operations, including deconsolidated cash	(3.8)	(14.9)	(123.2)
Net cash used by investing activities	$(2,803.4)	$(7,965.0)	$(1,080.9)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2014	2013	2012
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(11,316.1)	$(8,318.6)	$(4,373.6)
Borrowings of debt	9,572.4	9,670.3	5,981.4
Repurchase of Liberty Global and LGI shares	(1,584.9)	(1,157.2)	(970.3)
Payment of financing costs, debt premiums and exchange offer consideration	(379.8)	(389.6)	(229.8)
Purchase of additional shares of subsidiaries	(260.7)	(461.3)	—
Net cash received (paid) related to derivative instruments	(221.0)	524.5	(108.4)
Change in cash collateral	(58.7)	3,593.8	59.6
Distributions by subsidiaries to noncontrolling interest owners	(11.7)	(538.1)	(335.1)
Decrease (increase) in restricted cash related to the Telenet Tender	—	1,539.7	(1,464.1)
Contributions by noncontrolling interest owners to subsidiaries	—	22.2	115.1
Other financing activities, net	0.4	137.6	(139.9)
Net cash used by financing activities of discontinued operations	(1.2)	(7.4)	(4.7)
Net cash provided (used) by financing activities	(4,261.3)	4,615.9	(1,469.8)

Effect of exchange rate changes on cash:
Continuing operations	(81.9)	85.4	28.3
Discontinued operations	—	—	(9.6)
Total	(81.9)	85.4	18.7
Net increase (decrease) in cash and cash equivalents:
Continuing operations	(1,528.8)	679.6	443.0
Discontinued operations	(14.6)	(12.0)	(55.3)
Net increase (decrease) in cash and cash equivalents	(1,543.4)	667.6	387.7
Cash and cash equivalents:
Beginning of year	2,701.9	2,038.9	1,651.2
End of year	1,158.5	2,706.5	2,038.9
Less cash and cash equivalents of discontinued operations at end of year	—	(4.6)	—
Cash and cash equivalents of continuing operations at end of year	$1,158.5	$2,701.9	$2,038.9

Cash paid for interest:
Continuing operations	$2,376.7	$2,148.8	$1,562.7
Discontinued operations	—	—	28.9
Total	$2,376.7	$2,148.8	$1,591.6
Net cash paid for taxes:
Continuing operations	$97.3	$97.5	$0.3
Discontinued operations	2.2	11.7	11.5
Total	$99.5	$109.2	$11.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at December 31, 2014 in 14 countries. Through Virgin Media and Unitymedia KabelBW GmbH (Unitymedia KabelBW), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 56.6%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.), Germany and Belgium, respectively. In the Netherlands, we provide video, broadband internet, fixed-line telephony and mobile services through (i) Ziggo Holding B.V. (Ziggo), formerly known as Ziggo N.V., which, as described in note 4, we acquired on November 11, 2014, and (ii) UPC Nederland B.V. (UPC Nederland). We also provide (i) video, broadband internet and fixed-line telephony services in eight other European countries and (ii) mobile services in four other European countries. The operations of Virgin Media, Unitymedia KabelBW, Telenet, Ziggo, UPC Nederland and our other operations in Europe are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR GlobalCom SpA (VTR). Our consolidated operations also include the broadband communications operations of Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest.

At December 31, 2013, we owned programming interests in Europe and Latin America that were held through Chellomedia B.V. (Chellomedia). Certain of Chellomedia’s subsidiaries and affiliates provided programming services to certain of our broadband communications operations, primarily in Europe. On January 31, 2014, we completed the sale of substantially all of Chellomedia’s assets (the Chellomedia Disposal Group). On May 23, 2012, we completed the sale of our then 54.15%-owned subsidiary, Austar United Communications Limited (Austar), a provider of direct-to-home (DTH) services in Australia. We have accounted for the Chellomedia Disposal Group and Austar as discontinued operations in our consolidated financial statements. Accordingly, (i) the Chellomedia Disposal Group is presented as a discontinued operation in our consolidated balance sheet as of December 31, 2013, (ii) our consolidated statements of operations and cash flows have been reclassified to present the Chellomedia Disposal Group and Austar as discontinued operations for all periods presented and (iii) the amounts presented in these notes relate only to our continuing operations, unless otherwise noted. For additional information regarding our discontinued operations, see note 5.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2014.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace existing revenue recognition accounting principles generally accepted in the United States (GAAP) when it becomes effective, currently scheduled for January 1, 2017. Early application is not permitted. This new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3)    Summary of Significant Accounting Policies

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

Restricted cash consists of cash held in restricted accounts, including cash held as collateral for debt and other compensating balances. Restricted cash amounts that are required to be used to purchase long-term assets or repay long-term debt are classified as long-term assets. All other cash that is restricted to a specific use is classified as current or long-term based on the expected timing of the disbursement. At December 31, 2014 and 2013, our aggregate current and long-term restricted cash balances aggregated $78.0 million and $23.3 million, respectively.

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of equity and in notes 4, 5, 9, and 10.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $116.1 million and $122.6 million at December 31, 2014 and 2013, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including,

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either receipt of payment or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers and their dispersion across many different countries worldwide. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Investments

We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. We generally elect the fair value method for all investments, except those investments over which we exercise significant influence. For investments over which we have significant influence, we consider statutory reporting obligations, the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value should be applied. We generally will not elect the fair value option if we are required to account for an investment under the equity method of accounting under statutory reporting obligations. In addition, we generally do not elect the fair value option for those significant-influence investments with which Liberty Global or its consolidated subsidiaries have significant related-party obligations.

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of certain investments, net, in our consolidated statements of operations. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. Under the equity method of accounting, investments are recorded at cost and are subsequently increased or reduced to reflect the share of income or losses of the investee. All costs directly associated with the acquisition of an investment to be accounted for using the equity method are included in the carrying amount of the investment. For additional information regarding our fair value and equity method investments, see notes 6 and 8.

Dividends from publicly-traded investees are recognized when declared as dividend income in our consolidated statements of operations. Dividends from privately-held investees generally are reflected as reductions of the carrying values of the applicable investments.

Realized gains and losses are determined on an average cost basis. Securities transactions are recorded on the trade date.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities, subscriber advance payments and deposits and other current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of certain of our investments, our derivatives and debt, see notes 6, 7 and 10, respectively. For information concerning how we arrive at certain of our fair value measurements, see note 8.

Derivative Instruments

All derivative instruments, whether designated as hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive earnings or loss and subsequently reclassified into our consolidated statements of operations when the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. We generally do not apply hedge accounting to our derivative instruments. For information regarding our derivative instruments, including our policy for classifying cash flows related to derivative instruments in our consolidated statements of cash flows, see note 7.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

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
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 9.

Additions, replacements and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operations.

We recognize a liability for asset retirement obligations in the period in which it is incurred if sufficient information is available to make a reasonable estimate of fair values. Asset retirement obligations may arise from the loss of rights of way that we obtain from local municipalities or other relevant authorities. Under certain circumstances, the authorities could require us to remove our network equipment from an area if, for example, we were to discontinue using the equipment for an extended period of time or the authorities were to decide not to renew our access rights. However, because the rights of way are integral to our ability to deliver broadband communications services to our customers, we expect to conduct our business in a manner that will allow us to maintain these rights for the foreseeable future. In addition, we have no reason to believe that the authorities will not renew our rights of way and, historically, renewals have been granted. We also have obligations in lease agreements to restore the property to its original condition or remove our property at the end of the lease term. Sufficient information is not available to estimate the fair value of our asset retirement obligations in certain of our lease arrangements. This is the case for long-term lease arrangements in which the underlying leased property is integral to our operations, there is not an acceptable alternative to the leased property and we have the ability to indefinitely renew the lease. Accordingly, for most of our rights of way and certain lease agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future and, as such, we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.

As of December 31, 2014 and 2013, the recorded value of our asset retirement obligations was $65.1 million and $79.3 million, respectively.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

We do not amortize our franchise rights and certain other intangible assets as these assets have indefinite lives. For additional information regarding the useful lives of our intangible assets, see note 9.

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

We evaluate the goodwill, franchise rights and other indefinite-lived intangible assets for impairment at least annually on October 1 and whenever other facts and circumstances indicate that the carrying amounts of goodwill and other indefinite-lived intangible assets may not be recoverable. For impairment evaluations with respect to both goodwill and other indefinite-lived intangibles, we first make a qualitative assessment to determine if the goodwill or other indefinite-lived intangible may be impaired. In the case of goodwill, if it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). In most cases, our operating segments are deemed to be a reporting unit either because the operating segment is comprised of only a single component, or the components below the operating segment are aggregated as they have similar economic characteristics. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to franchise rights or other indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, we then estimate its fair value and any excess of the carrying value over the fair value of the franchise right or other indefinite-lived intangible asset is also charged to operations as an impairment loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences are expected to be recovered or settled. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if we believe it is more-likely-than-not such net deferred tax assets will not be realized. Certain of our valuation allowances and tax uncertainties are associated with entities that we acquired in business combinations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Deferred tax liabilities related to investments in foreign subsidiaries and foreign corporate joint ventures that are essentially permanent in duration are not recognized until it becomes apparent that such amounts will reverse in the foreseeable future. Interest and penalties related to income tax liabilities are included in income tax expense. For additional information on our income taxes, see note 11.

Defined Benefit Plans

Certain of our subsidiaries maintain various employee defined benefit plans. Certain assumptions and estimates must be made in order to determine the costs and future benefits that will be associated with these plans. These assumptions include (i) the estimated long-term rates of return to be earned by plan assets, (ii) the estimated discount rates used to value the projected benefit obligations and (iii) estimated wage increases. We estimate discount rates annually based upon the yields on high-quality fixed-income investments available at the measurement date and expected to be available during the period to maturity of the

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

benefits under the applicable defined benefit plan. For the long-term rates of return, we consider relevant factors such as discount rates and estimated returns on the subsidiaries’ targeted and actual asset allocations. To the extent that net actuarial gains or losses exceed 10% of the greater of plan assets or plan liabilities, such gains or losses are amortized over the average future service period of plan participants. For additional information, see note 15.

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

Sale of Multiple Products and Services. We sell video, broadband internet, fixed-line telephony and, in certain markets, mobile services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual services based on the relative standalone price for each respective service.

Mobile Revenue — General. Arrangement consideration from mobile contracts is allocated to the airtime service element and the handset service element based on the relative standalone prices of each element. The amount of arrangement consideration allocated to the handset is limited to the amount that is not contingent upon the delivery of future airtime services. Certain of our operations that provide mobile services offer handsets under a subsidized contract model, whereby upfront revenue recognition is limited to the upfront cash collected from the customer as the remaining monthly fees to be received from the customer, including fees that may be associated with the handset, are contingent upon delivering future airtime services. At certain of our operations, mobile customers may choose to enter into two distinct contractual relationships: (i) a mobile handset contract and (ii) a mobile airtime services contract. Under the mobile handset contract, the customer takes full title to the handset upon delivery and typically has the option to either (a) pay for the handset in cash upon delivery or (b) pay for the handset in installments over a contractual period. Under these arrangements, the handset installments payments are not contingent upon delivering future airtime services and the arrangement consideration allocated to the handset is not limited to the upfront cash collected.

Mobile Revenue — Airtime Services. We recognize revenue from mobile services in the period the related services are provided. Revenue from pre-pay customers is recorded as deferred revenue prior to the commencement of services and revenue is recognized as the services are rendered or usage rights expire.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Mobile Revenue — Handset Revenue. Arrangement consideration allocated to handsets is recognized as revenue when the goods have been delivered and title has passed. For customers under a mobile handset installment contract that is independent of a mobile airtime services contract, revenue is recognized upon delivery only if collectibility is reasonably assured. Our assessment of collectibility is based principally on internal and external credit assessments as well as historical collection information for similar customers. To the extent that collectibility of installment payments from the customer is not reasonably assured upon delivery of the handset, handset revenue is recognized on a cash basis as customer payments are received.

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

Sales, Use and Other Value-Added Taxes (VAT). Revenue is recorded net of applicable sales, use and other value-added taxes.

Share-Based Compensation

We recognize all share-based payments to employees, including grants of employee share incentive awards based on their grant-date fair values and our estimates of forfeitures. We recognize the fair value of outstanding awards as a charge to operations over the vesting period. The cash benefits of tax deductions in excess of deferred taxes on recognized share-based compensation expense are reported as a financing cash flow.

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

Under U.K. corporate law, we are required to issue new shares of Liberty Global ordinary shares when Liberty Global options or SARs are exercised and when restricted share units (RSUs) and performance-based restricted share units (PSUs) vest. Although we repurchase Liberty Global ordinary shares from time to time, the parameters of our share purchase and redemption activities are not established solely with reference to the dilutive impact of our share-based compensation plans.

For additional information regarding our share-based compensation, see note 13.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

We reported losses from continuing operations attributable to Liberty Global shareholders during 2014, 2013 and 2012. Therefore, the potentially dilutive effect at December 31, 2014, 2013 and 2012 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs (as defined in note 13) and restricted shares and RSUs of approximately 39.1 million, 40.3 million and 19.7 million, respectively, (ii) the number of shares issuable pursuant to PSUs and PGUs (as defined in note 13) of approximately 5.4 million, 3.7 million and 3.0 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million, 2.6 million and 7.3 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

The details of our net earnings (loss) attributable to Liberty Global shareholders are set forth below:

	Year ended December 31,
	2014	2013	2012
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(1,028.5)	$(937.6)	$(623.7)
Earnings (loss) from discontinued operations	333.5	(26.3)	946.5
Net earnings (loss) attributable to Liberty Global shareholders	$(695.0)	$(963.9)	$322.8

(4)    Acquisitions

Pending 2015 Acquisition

On December 9, 2014, one of our subsidiaries, together with investment funds affiliated with Searchlight Capital Partners, L.P. (collectively, Searchlight), entered into an agreement to acquire 100% of the parent of Puerto Rico Cable Acquisition Company Inc., dba Choice Cable TV (Choice), the second largest cable and broadband services provider in Puerto Rico (the Choice Acquisition). The transaction values Choice at an enterprise value, before transaction costs, of approximately $272.5 million. Most of the purchase price is expected to be funded through $257.5 million of committed facilities under the Liberty Puerto Rico Bank Facility, as defined and described in note 10. The Choice Acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the first half of 2015. Upon completion of the Choice Acquisition, Choice’s operations will be combined with those of Liberty Puerto Rico, and the combined business will be 60%-owned by our company and 40%-owned by Searchlight.
2014 Acquisition

Ziggo. On November 11, 2014 (the Ziggo Acquisition Date), pursuant to an Agreement and Plan of Merger (the Ziggo Merger Agreement) with respect to an offer to acquire all of the shares of Ziggo that we did not already own (the Ziggo Offer), we gained control of Ziggo through the acquisition of 136,603,794 additional Ziggo shares, which increased our ownership interest in Ziggo to 88.9% (the Ziggo Acquisition). From November 12, 2014 through November 19, 2014, we acquired 18,998,057 additional Ziggo shares, further increasing our ownership interest in Ziggo to 98.4% (the Ziggo NCI Acquisition). We have accounted for the Ziggo Acquisition using the acquisition method of accounting and the Ziggo NCI Acquisition as the acquisition of a noncontrolling interest. Ziggo is a provider of video, broadband internet, fixed-line telephony and mobile services in the Netherlands. We acquired Ziggo in order to achieve certain financial, operational and strategic benefits through the integration of Ziggo with UPC Nederland and our other European operations.

Pursuant to the Ziggo Merger Agreement, Ziggo shareholders who tendered their Ziggo shares received an offer price of (i) 0.2282 Liberty Global Class A ordinary shares, (ii) 0.5630 Liberty Global Class C ordinary shares and (iii) €11.00 ($13.71 at the applicable rates) in cash for each Ziggo share that they tendered. In connection with the completion of the Ziggo Acquisition and the Ziggo NCI Acquisition, we (i) issued an aggregate of 35,508,342 Liberty Global Class A and 87,603,842 Liberty Global Class C ordinary shares and (ii) paid aggregate cash consideration of €1,711.6 million ($2,133.6 million at the applicable rates) to holders of Ziggo ordinary shares.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

On December 3, 2014, we initiated a statutory squeeze-out procedure in accordance with the Dutch Civil Code (the Statutory Squeeze-out) in order to acquire the remaining 3,162,605 Ziggo shares not tendered through November 19, 2014. Under the Statutory Squeeze-out, Ziggo shareholders other than Liberty Global will receive cash consideration. We have submitted €39.78 ($48.14) per share as the suggested cash consideration to be paid in the Statutory Squeeze-out. This suggested per share consideration is subject to confirmation of the applicable court in the Netherlands. Effective upon the commencement of the Statutory Squeeze-out, the remaining noncontrolling interest in Ziggo became mandatorily redeemable, and accordingly, is reflected as a liability that is included in other accrued and current liabilities in our consolidated balance sheet. The difference between the carrying value of the noncontrolling interest immediately prior to the date that the noncontrolling interest became mandatorily redeemable and the expected redemption value of €125.8 million ($152.2 million) was reflected as a $2.6 million decrease to additional paid-in capital in our consolidated statement of equity. The Statutory Squeeze-out is expected to be completed during the third quarter of 2015.

In connection with the completion of the Ziggo Acquisition, we obtained regulatory clearance from the European Commission on October 10, 2014, subject to the following commitments:

•	our commitment to divest our Film1 channel to a third party and to carry Film1 on our network in the Netherlands for a period of three years; and

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

For accounting purposes, the Ziggo Acquisition was treated as the acquisition of Ziggo by Liberty Global. In this regard, the equity and cash consideration paid to acquire Ziggo plus the fair value of our pre-existing investment in Ziggo on the Ziggo Acquisition Date is set forth below (in millions):

Liberty Global Class A ordinary shares (a)	$1,448.7
Liberty Global Class C ordinary shares (a)	3,457.1
Cash (b)	1,872.9
Fair value of pre-existing investment in Ziggo (c)	2,015.4
Total	$8,794.1
_______________

(a)
Represents the value assigned to the 31,172,985 Liberty Global Class A and 76,907,936 Liberty Global Class C ordinary shares issued to Ziggo shareholders in connection with the Ziggo Acquisition through the Ziggo Acquisition Date. These amounts are based on (i) the exchange ratios specified by the Ziggo Merger Agreement, (ii) the applicable closing per share prices of Liberty Global Class A and Class C ordinary shares and (iii) 136,603,794 ordinary shares of Ziggo tendered in the Ziggo Offer through the Ziggo Acquisition Date.

(b)	Represents the cash consideration paid in connection with the Ziggo Acquisition.

(c)	Represents the fair value of the 41,329,850 million shares of Ziggo held by Liberty Global and its subsidiaries immediately prior to the Ziggo Acquisition.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

We have accounted for the Ziggo Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Ziggo based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the preliminary opening balance sheet for the Ziggo Acquisition as of the Ziggo Acquisition Date is presented in the following table. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, intangible assets associated with customer relationships and income taxes (in millions):

Cash and cash equivalents (a)	$1,889.7
Other current assets	69.6
Property and equipment, net	2,714.9
Goodwill (b)	7,724.3
Intangible assets subject to amortization (c)	5,000.9
Other assets, net	394.6
Current portion of debt and capital lease obligations	(604.0)
Other accrued and current liabilities	(443.5)
Long-term debt and capital lease obligations	(5,351.5)
Other long-term liabilities	(1,520.3)
Noncontrolling interest (d)	(1,080.6)
Total purchase price (e)	$8,794.1
_______________

(a)	The Ziggo Acquisition resulted in $16.8 million of net cash received after deducting the cash consideration paid in the Ziggo Acquisition.

(b)
The goodwill recognized in connection with the Ziggo Acquisition is primarily attributable to (i) the ability to take advantage of Ziggo’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Ziggo with UPC Nederland and our other European operations.

(c)
Amount primarily includes intangible assets related to customer relationships. As of the Ziggo Acquisition Date, the weighted average useful life of Ziggo’s intangible assets was approximately ten years.

(d)	Represents the fair value of the noncontrolling interest in Ziggo as of the Ziggo Acquisition Date.

(e)
Excludes direct acquisition costs of $84.1 million incurred through December 31, 2014, which are included in impairment, restructuring and other operating items, net, in our consolidated statement of operations.

We have accounted for the Ziggo NCI Acquisition as an equity transaction, with the carrying amount of the noncontrolling interest adjusted to reflect the change in ownership of Ziggo. The difference between the fair value of consideration paid and the amount by which the noncontrolling interest was adjusted has been recognized as additional paid-in capital in our consolidated statement of equity. The impact of the Ziggo NCI Acquisition is summarized in the following table (in millions):

Reduction of noncontrolling interests	$927.2
Additional paid-in capital	23.5
Fair value of consideration paid (a)	$950.7
_______________

(a)
Represents (i) the value assigned to the 4,335,357 Liberty Global Class A and 10,695,906 Liberty Global Class C ordinary shares issued to Ziggo shareholders and (ii) cash consideration of €209.0 million ($260.7 million at the applicable rates)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

paid to Ziggo shareholders, based on the 18,998,057 ordinary shares of Ziggo tendered in connection with the Ziggo NCI Acquisition.

The cash consideration paid in the Ziggo Acquisition and the Ziggo NCI Acquisition was funded with a combination of debt and our existing liquidity. For information regarding the various debt financing arrangements that we entered into in connection with the execution of the Ziggo Merger Agreement and the completion of the Ziggo Acquisition and the Ziggo NCI Acquisition, see note 10. For information regarding additional debt financing transactions involving Ziggo and UPC Nederland that we completed during the first quarter of 2015, see note 20.

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

Pursuant to the Virgin Media Merger Agreement:

•
Each share of common stock of Virgin Media was converted into the right to receive (i) 0.2582 Class A ordinary shares of Liberty Global, (ii) 0.6438 Class C ordinary shares of Liberty Global and (iii) $17.50 in cash (collectively, the Virgin Media Merger Consideration); and

•
Each share of Series A common stock of LGI was converted into the right to receive one Class A ordinary share of Liberty Global; each share of Series B common stock of LGI was converted into the right to receive one Class B ordinary share of Liberty Global; and each share of Series C common stock of LGI was converted into the right to receive one Class C ordinary share of Liberty Global.

In connection with the completion of the Virgin Media Acquisition, we issued 70,233,842 Class A and 175,122,182 Class C ordinary shares to holders of Virgin Media common stock and 141,234,331 Class A, 10,176,295 Class B and 362,556,220 Class C ordinary shares to holders of LGI Series A, Series B and Series C common stock, respectively.

In connection with the execution of the Virgin Media Merger Agreement, we entered into various debt financing arrangements. For additional information, see note 10.

In a transaction that did not impact our cash and cash equivalents, the net proceeds (after deducting certain transaction expenses)from the February 2013 issuance of the April 2021 VM Senior Secured Notes and 2023 VM Senior Notes (each as defined and described in note 10) of $3,557.5 million (equivalent at the transaction date) were placed into segregated escrow accounts (the Virgin Media Escrow Accounts) with a trustee. Such net proceeds were released in connection with the closing of the Virgin Media Acquisition.

The Virgin Media Acquisition and related refinancing transactions were funded with a combination of (i) the proceeds from the Virgin Media Escrow Accounts, (ii) borrowings under the VM Credit Facility (as defined and described in note 10) and (iii) our and Virgin Media’s existing liquidity.

For accounting purposes, the Virgin Media Acquisition was treated as the acquisition of Virgin Media by Liberty Global (as the successor to LGI). In this regard, the equity and cash consideration paid to acquire Virgin Media is set forth below (in millions):

Class A ordinary shares (a)	$2,735.0
Class C ordinary shares (a)	6,369.9
Cash (b)	4,760.2
Fair value of the vested portion of Virgin Media stock incentive awards (c)	270.4
Total equity and cash consideration	$14,135.5

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

_______________

(a)
Represents the value assigned to the 70,233,842 Class A and 175,122,182 Class C ordinary shares issued to Virgin Media shareholders in connection with the Virgin Media Acquisition. These amounts are based on (i) the exchange ratios specified by the Virgin Media Merger Agreement, (ii) the closing per share price on June 7, 2013 of Series A and Series C LGI common stock of $38.94 and $36.37, respectively, and (iii) the 272,013,333 outstanding shares of Virgin Media common stock at June 7, 2013.

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

We have accounted for the acquisition of Virgin Media using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Virgin Media based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet for the Virgin Media Acquisition at the June 7, 2013 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

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
_______________

(a)
The goodwill recognized in connection with the Virgin Media Acquisition is primarily attributable to (i) the ability to take advantage of Virgin Media’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that were expected to be achieved through the integration of Virgin Media with our other broadband communications operations in Europe.

(b)	Amount primarily includes intangible assets related to customer relationships. At June 7, 2013, the weighted average useful life of Virgin Media’s intangible assets was approximately seven years.

(c)
No amounts were allocated to deferred revenue with respect to the then ongoing performance obligations associated with Virgin Media’s B2B service contracts, as the remaining fees to be received under these contracts approximated fair value given our estimates of the costs associated with these performance obligations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(d)
Amount includes a $35.6 million liability that was recorded to adjust an unfavorable capacity contract to its estimated fair value. This amount was amortized through the March 31, 2014 expiration date of the contract as a reduction of Virgin Media’s operating expenses so that the net effect of this amortization and the payments required under the contract approximated market rates. During the period from June 8, 2013 through December 31, 2013 and the year ended December 31, 2014, $22.8 million and $12.8 million, respectively, of this liability was amortized as a reduction of operating expenses in our consolidated statements of operations.

(e)
Represents the equity component of the VM Convertible Notes (as defined and described in note 10). During the period from June 7, 2013 through December 31, 2013, 94.4% of the VM Convertible Notes were exchanged for Liberty Global Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture. For additional information, see note 10.

(f)	Excludes direct acquisition costs of $51.5 million, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

2012 Acquisitions

Puerto Rico. On November 8, 2012, one of our subsidiaries, LGI Broadband Operations, Inc. (LGI Broadband Operations), completed a series of transactions (collectively, the Puerto Rico Transaction) with certain investment funds affiliated with Searchlight that resulted in their joint ownership of (i) Liberty Cablevision of Puerto Rico LLC (Old Liberty Puerto Rico), a subsidiary of LGI Broadband Operations, and (ii) San Juan Cable, LLC, doing business as OneLink Communications (OneLink), a broadband communications operator in Puerto Rico. In connection with the Puerto Rico Transaction, (i) Old Liberty Puerto Rico and OneLink were merged, with OneLink as the surviving entity, and (ii) OneLink was renamed Liberty Puerto Rico.

Immediately prior to the acquisition of OneLink, LGI Broadband Operations contributed its 100% interest in Old Liberty Puerto Rico, and Searchlight contributed cash of $94.7 million, to Leo Cable LP (Leo Cable), a newly formed entity. Leo Cable in turn used the cash contributed by Searchlight to fund the acquisition of 100% of the equity of OneLink from a third party (the OneLink Seller) for a purchase price of $96.5 million, including closing adjustments and $1.8 million of transaction-related costs paid by Old Liberty Puerto Rico on behalf of the OneLink Seller. Such purchase price, together with OneLink’s consolidated net debt (aggregate fair value of debt and capital lease obligations outstanding less cash and cash equivalents) at November 8, 2012 of $496.0 million, resulted in total consideration of $592.5 million, excluding direct acquisition costs of $18.1 million, which are included in impairment, restructuring and other operating items, net, in our consolidated statement of operations.

In November 2013, LGI Broadband Operations reached a settlement agreement with respect to certain claims against the OneLink Seller, pursuant to which, among other matters, LGI Broadband Operations received a cash payment of $20.0 million. This amount is included as a credit within impairment, restructuring and other operating items, net, in our consolidated statement of operations, and the cash received is included within cash provided by operating activities in our consolidated statement of cash flows.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

A summary of the purchase price and opening balance sheet for OneLink at the November 8, 2012 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

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
_______________

(a)
Other current liabilities include an accrual for a loss contingency that was measured based on our best estimate of the probable loss. The OneLink Seller partially indemnified us for the outcome of this loss contingency and, accordingly, other current assets includes an indemnification asset, measured using the same basis as the associated loss contingency.

(b)	Amount primarily includes intangible assets related to customer relationships. At November 8, 2012, the weighted average useful life of OneLink’s intangible assets was approximately 10 years.

(c)
The goodwill recognized in connection with the Puerto Rico Transaction is primarily attributable to (i) the ability to take advantage of the existing advanced broadband communications networks of OneLink to gain immediate access to potential customers and (ii) substantial synergies that were expected to be achieved through the integration of OneLink with our existing broadband communications operations in Puerto Rico.

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to (i) the acquisition of 100% of Ziggo and (ii) the Virgin Media Acquisition, as if they had been completed as of January 1, 2013. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Year ended December 31,
	2014	2013
	in millions, except per share amounts
Revenue:
Continuing operations	$20,095.7	$19,301.2
Discontinued operations	26.6	408.6
Total	$20,122.3	$19,709.8

Net loss attributable to Liberty Global shareholders	$(1,223.0)	$(1,200.2)
Basic and diluted loss attributable to Liberty Global shareholders per share	$(1.35)	$(1.30)

Our consolidated statement of operations for 2014 includes revenue and net loss of $272.0 million and $98.7 million, respectively, attributable to Ziggo.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

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

	Year ended December 31,
	2013	2012
	in millions, except per share amounts
Revenue:
Continuing operations	$17,239.1	$16,465.0
Discontinued operations	408.6	673.7
Total	$17,647.7	$17,138.7

Net earnings (loss) attributable to Liberty Global shareholders (a)	$(1,300.4)	$3,701.5
Basic earnings (loss) attributable to Liberty Global shareholders per share (a)	$(1.63)	$4.48
Diluted earnings (loss) attributable to Liberty Global shareholders per share (a)	$(1.63)	$4.39
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

(5)    Discontinued Operations

Chellomedia Disposal Group. On January 31, 2014, we completed the sale of the Chellomedia Disposal Group to AMC Networks Inc. for €750.0 million ($1,013.1 million at the applicable rate) in cash (the Chellomedia Transaction). Accordingly, the Chellomedia Disposal Group is reflected as a discontinued operation in our consolidated statements of operations and cash flows for all periods presented. The assets disposed of pursuant to the Chellomedia Transaction exclude Chellomedia’s premium sports and film channels in the Netherlands. In connection with the sale of the Chellomedia Disposal Group, we recognized a pre-tax gain of $342.2 million. This pre-tax gain is net of a $64.0 million cumulative foreign currency translation loss, which was reclassified to net loss from accumulated other comprehensive earnings. The associated income tax expense of $9.5 million differs from the amount computed by applying the U.K. statutory income tax rate in effect at the time of 21.5% primarily due to the fact that (i) the transaction was not subject to taxation in the U.K. and (ii) most elements of the transaction were not subject to taxation in the Netherlands or the U.S. The net after-tax gain of $332.7 million is included in gain on disposal of discontinued operations, net of taxes, in our consolidated statement of operations.

Certain of our broadband communications operations will continue to receive programming services from the Chellomedia Disposal Group through contracts that were negotiated as part of the disposal.  As such, Liberty Global will have continuing cash outflows associated with the Chellomedia Disposal Group through at least 2017.  However, our involvement as an ongoing customer of the Chellomedia Disposal Group does not disqualify discontinued operations classification because (i) the ongoing cash outflows are not considered significant to the Chellomedia Disposal Group and (ii) Liberty Global does not possess any rights within the ongoing contractual arrangements that would allow us to exert influence over the Chellomedia Disposal Group.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

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

In connection with the sale of Austar, we recognized a pre-tax gain of $928.2 million that includes (i) cumulative foreign currency translation gains of $22.6 million and (ii) cumulative cash flow hedge losses of $15.1 million, each of which have been reclassified to net earnings from accumulated other comprehensive earnings. The associated deferred income tax expense of $4.1 million differs from the amount computed by applying the U.S. federal income tax rate of 35% primarily due to the fact that (i) the Austar Transaction was not subject to taxation in Australia and (ii) most elements of the Austar Transaction were not subject to taxation in the U.S. This gain, net of income taxes, is included in gain on disposal of discontinued operations, net of taxes, in our consolidated statement of operations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The combined operating results of the Chellomedia Disposal Group (2014, 2013 and 2012) and Austar (2012) are classified as discontinued operations in our consolidated statements of operations and are summarized in the following table:

	Year ended December 31,
	2014 (a) (b)	2013 (b)	2012 (b) (c)
	in millions

Revenue	$26.6	$408.6	$673.7
Operating income	$0.6	$12.1	$78.7
Earnings (loss) before income taxes and noncontrolling interests	$0.9	$(1.0)	$75.2
Income tax expense	$(0.1)	$(22.7)	$(28.1)
Earnings (loss) from discontinued operations attributable to Liberty Global shareholders, net of taxes	$0.8	$(26.3)	$22.4
______________

(a)	Includes the operating results of the Chellomedia Disposal Group through January 31, 2014, the date the Chellomedia Disposal Group was sold.

(b)	Excludes the Chellomedia Disposal Group's intercompany revenue and expenses that are eliminated within Liberty Global's consolidated financial statements.

(c)	Includes the operating results of Austar through May 23, 2012, the date the Austar Transaction was completed.

(6)    Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2014	2013
	in millions
Fair value:
Ziggo:
Not subject to re-use rights (34.1 million shares at December 31, 2013)	$—	$1,560.1
Subject to re-use rights (22.9 million shares at December 31, 2013)	—	1,049.4
Total — Ziggo	—	2,609.5
ITV — subject to re-use rights	871.2	—
Sumitomo	473.1	572.9
Other	318.4	299.4
Total — fair value	1,662.7	3,481.8
Equity	145.1	8.9
Cost	0.4	0.5
Total	$1,808.2	$3,491.2

Discontinued operation — Investments held by the Chellomedia Disposal Group	$—	$21.1

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Fair Value Investments

Ziggo. Prior to the November 11, 2014 completion of the Ziggo Acquisition, we accounted for our investment in shares of Ziggo as a fair value investment. For additional information regarding the Ziggo Acquisition, see note 4.

At December 31, 2013, we owned 57,000,738 shares of Ziggo, representing 28.5% of the then outstanding shares of Ziggo. In April 2013, LGE HoldCo V BV, our wholly-owned subsidiary, entered into a limited recourse margin loan agreement (the Ziggo Margin Loan) with respect to a portion of our investment in Ziggo and, in July 2013, we entered into a share collar (the Ziggo Collar) and secured borrowing arrangement (the Ziggo Collar Loan) with respect to a portion of our owned Ziggo shares. All but 4,743,738 of the Ziggo shares that we owned at December 31, 2013 were pledged as collateral under one or the other of the Ziggo Collar and Ziggo Collar Loan. During 2013, we received aggregate cash dividends from Ziggo of $78.4 million after taking into account the impact of the Ziggo Collar. In connection with the Ziggo Acquisition, the Ziggo Collar was terminated and the Ziggo Collar Loan was settled. For additional information on the Ziggo Collar and Ziggo Collar Loan, see note 7. As described in note 10, we repaid the Ziggo Margin Loan during the first quarter of 2014.

The summarized financial condition of Ziggo as of December 31, 2013 is set forth below (in millions):

Current assets	$261.9
Long-term assets	6,131.5
Total assets	$6,393.4

Current liabilities	$539.3
Long-term liabilities	4,516.0
Owners’ equity	1,338.1
Total liabilities and owners’ equity	$6,393.4

The summarized results of operations of Ziggo for the periods indicated are set forth below:

	2014 (a)	2013 (b)
	in millions
Revenue	$1,876.9	$1,570.7
Operating income	$336.0	$418.5
Net earnings (loss)	$(230.3)	$199.1
_______________

(a)	Amounts relate to the period from January 1, 2014 through the Ziggo Acquisition Date.

(b)	Amounts relate to the period from March 28, 2013 (the date of our initial investment in Ziggo) through December 31, 2013.

ITV. On July 17, 2014, we acquired an aggregate of 259,820,065 shares of ITV plc (ITV) from British Sky Broadcasting Group plc at a price of £1.85 ($3.14 at the transaction date) per share, for a total investment of £480.7 million ($816.3 million at the transaction date). ITV is a commercial broadcaster in the U.K. Our ITV shares represent 6.4% of the total outstanding shares of ITV as of September 30, 2014, the most current publicly-available information. All of our ITV shares are subject to a share collar (the ITV Collar) and pledged as collateral under a secured borrowing arrangement (the ITV Collar Loan). Under the terms of the ITV Collar, the counterparty has the right to re-use all of the pledged ITV shares. For additional information regarding the ITV Collar Loan and the ITV Collar, including a description of the related re-use rights and the impact of the ITV Collar on the dividends we receive on our ITV shares, see note 7.

Sumitomo. At December 31, 2014 and 2013, we owned 45,652,043 shares of Sumitomo Corporation (Sumitomo) common stock. Our Sumitomo shares represented less than 5% of Sumitomo’s outstanding common stock at December 31, 2014. These shares secure the Sumitomo Collar Loan, as defined and described in note 7.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Other. Includes various fair value investments, the most significant of which is our 17.0% interest in ITI Neovision S.A. (ITI Neovision) (formerly Canal+ Cyfrowy S.A.), a privately-held DTH operator in Poland.

Equity Method Investments

All3Media. As of December 31, 2014, our most significant equity method investment is our investment in All3Media Holdings Limited (All3Media), an independent television, film and digital production and distribution company in the U.K. Our investment in All3Media is held through our 50.0% interest in DLG Acquisition Limited (DLG), a joint venture between one of our subsidiaries and a subsidiary of Discovery Communications, Inc. (Discovery). In September 2014, we and a subsidiary of Discovery each contributed £90.0 million ($147.2 million at the transaction date) to DLG in connection with DLG’s acquisition of 100% of All3Media.

Chellomedia Disposal Group

Substantially all of the investments held by the Chellomedia Disposal Group were measured at fair value. The investments held by the Chellomedia Disposal Group at December 31, 2013 are included in long-term assets of discontinued operations on our consolidated balance sheet. For additional information regarding the Chellomedia Disposal Group, see note 5.

(7)    Derivative Instruments

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2014			December 31, 2013
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$443.6	$913.7	$1,357.3	$248.4	$520.8	$769.2
Equity-related derivative instruments (c)	—	400.2	400.2	—	430.4	430.4
Foreign currency forward contracts	2.5	—	2.5	2.6	—	2.6
Other	0.5	0.9	1.4	1.1	0.9	2.0
Total	$446.6	$1,314.8	$1,761.4	$252.1	$952.1	$1,204.2
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$1,027.4	$1,443.9	$2,471.3	$727.2	$2,191.4	$2,918.6
Equity-related derivative instruments (c)	15.3	73.1	88.4	15.6	101.3	116.9
Foreign currency forward contracts	0.8	—	0.8	8.2	12.0	20.2
Other	0.2	0.1	0.3	0.2	0.6	0.8
Total	$1,043.7	$1,517.1	$2,560.8	$751.2	$2,305.3	$3,056.5

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of December 31, 2014 and 2013, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $30.9 million and $9.8 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $64.6 million and $173.0 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of ($120.9 million), $15.3 million and ($57.3 million) during 2014, 2013 and 2012, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information concerning our fair value measurements, see note 8.

(c)
Our equity-related derivative instruments include the fair value of (i) the ITV Collar (as described below) at December 31, 2014, (ii) the share collar (the Sumitomo Collar) with respect to the Sumitomo shares held by our company, (iii) the Virgin Media Capped Calls (as defined and described below) and (iv) the Ziggo Collar (as described below) at December 31, 2013. The fair values of our equity collars do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2014	2013	2012
	in millions
Cross-currency and interest rate derivative contracts	$293.6	$(586.5)	$(958.3)
Equity-related derivative instruments:
Ziggo Collar	(113.3)	(152.5)	—
ITV Collar	(77.4)	—	—
Sumitomo Collar	(46.0)	(206.4)	(109.0)
Virgin Media Capped Calls	0.4	(3.4)	—
Total equity-related derivative instruments	(236.3)	(362.3)	(109.0)
Foreign currency forward contracts	31.6	(72.9)	(6.0)
Other	(0.1)	1.3	3.0
Total	$88.8	$(1,020.4)	$(1,070.3)

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

	Year ended December 31,
	2014	2013	2012
	in millions
Operating activities	$(445.7)	$(402.1)	$(435.5)
Investing activities	(30.2)	(66.5)	23.7
Financing activities	(221.0)	524.5	(108.4)
Total	$(696.9)	$55.9	$(520.2)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under the derivative instruments of our subsidiary borrowing groups. At December 31, 2014, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,040.9 million.

Each of our subsidiary borrowing groups have entered into derivative instruments under master agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement within each individual borrowing group and are independent of similar arrangements of our other subsidiary borrowing groups.

Under our derivative contracts, it is generally only the non-defaulting party that has a contractual option to exercise early termination rights upon the default of the other counterparty and to set off other liabilities against sums due upon such termination. However, in an insolvency of a derivative counterparty, under the laws of certain jurisdictions, the defaulting counterparty or its insolvency representatives may be able to compel the termination of one or more derivative contracts and trigger early termination payment liabilities payable by us, reflecting any mark-to-market value of the contracts for the counterparty. Alternatively, or in addition, the insolvency laws of certain jurisdictions may require the mandatory set off of amounts due under such derivative contracts against present and future liabilities owed to us under other contracts between us and the relevant counterparty. Accordingly, it is possible that we may be subject to obligations to make payments, or may have present or future liabilities owed to us partially or fully discharged by set off as a result of such obligations, in the event of the insolvency of a derivative counterparty, even though it is the counterparty that is in default and not us. To the extent that we are required to make such payments, our ability to do so will depend on our liquidity and capital resources at the time. In an insolvency of a defaulting counterparty, we will be an unsecured creditor in respect of any amount owed to us by the defaulting counterparty, except to the extent of the value of any collateral we have obtained from that counterparty.

In addition, where a counterparty is in financial difficulty, under the laws of certain jurisdictions, the relevant regulators may be able to (i) compel the termination of one or more derivative instruments, determine the settlement amount and/or compel, without any payment, the partial or full discharge of liabilities arising from such early termination that are payable by the relevant counterparty or (ii) transfer the derivative instruments to an alternative counterparty.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2014, we present a single date that represents the applicable final maturity date.  For derivative instruments that become effective subsequent to December 31, 2014, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at December 31, 2014 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
February 2022	$1,400.0	£873.6	5.01%	5.49%
June 2020	$1,384.6	£901.4	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
October 2020	$1,370.4	£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
January 2021	$500.0	£308.9	5.25%	6 mo. GBP LIBOR + 2.06%
October 2022	$450.0	£272.0	6.00%	6.43%
January 2022	$425.0	£255.8	5.50%	5.82%
April 2019	$291.5	£186.2	5.38%	5.49%
November 2016 (a)	$55.0	£27.7	6.50%	7.03%
October 2019	$50.0	£30.3	8.38%	8.98%
October 2019 - October 2022	$50.0	£30.7	6.00%	5.75%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding BV:
July 2018	$525.0	€396.3	6 mo. LIBOR + 1.99%	6.25%
January 2020	$327.5	€249.5	6 mo. LIBOR + 4.92%	7.52%
January 2015 - July 2021	$312.0	€240.0	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2015	$300.0	€226.5	6 mo. LIBOR + 1.75%	5.78%
October 2020	$300.0	€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1	€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
November 2019	$250.0	€181.5	7.25%	7.74%
November 2021	$250.0	€181.4	7.25%	7.50%
July 2018	$200.0	€151.0	6 mo. LIBOR + 3.00%	7.31%
January 2020	$197.5	€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
July 2021	$128.0	€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
January 2015 - July 2018	$100.0		€75.4	6 mo. LIBOR + 1.75%	5.77%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
January 2015 - July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2015	$171.5	CHF	187.1	6 mo. LIBOR + 2.75%	6 mo. CHF LIBOR + 2.95%
July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
January 2015	€898.4	CHF	1,466.0	6 mo. EURIBOR + 1.68%	6 mo. CHF LIBOR + 1.94%
January 2015 - January 2021	€720.8	CHF	877.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.62%
January 2015 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2015 - January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
April 2018	€285.1	CHF	346.7	10.51%	9.87%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
January 2015 - July 2021	€161.4	CHF	187.1	6 mo. EURIBOR + 2.35%	6 mo. CHF LIBOR + 2.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2015	€365.8	CZK	10,521.8	5.48%	5.99%
January 2015 - January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2015 - January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
January 2015	€260.0	HUF	75,570.0	5.50%	9.40%
January 2015 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	9.20%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2015	€400.5	PLN	1,605.6	5.50%	7.50%
January 2015 - January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	8.19%
January 2015 - January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2015	CLP 53,000.0		€69.1	5.75%	3.50%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.), a subsidiary of Ziggo:
January 2022	$2,350.0		€1,727.0	6 mo. LIBOR + 2.75%	4.56%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia KabelBW:
January 2023	$1,652.9		€1,252.5	5.67%	4.50%
January 2021	$797.1		€546.5	5.50%	5.60%
VTR:
January 2022	$1,400.0	CLP	760,340.0	6.88%	10.94%
_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swap does not involve the exchange of notional amounts at the inception and maturity of the instrument.  Accordingly, the only cash flows associated with this instrument are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at December 31, 2014 are as follows:

Subsidiary / Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018	£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021	£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021	£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015	£600.0	6 mo. GBP LIBOR	2.90%
April 2018	£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
July 2020	$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022	$750.0	6.88%	6 mo. LIBOR + 4.89%
January 2015	€1,554.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.56%
January 2015 - January 2016	€1,554.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.58%
January 2015	€1,364.8	6 mo. EURIBOR	3.44%
July 2020	€750.0	6.38%	6 mo. EURIBOR + 3.16%
January 2015 - January 2021	€750.0	6 mo. EURIBOR	2.57%
January 2015 - December 2016	€500.0	6 mo. EURIBOR	4.32%
January 2015 - January 2023	€290.0	6 mo. EURIBOR	2.79%
December 2015	€263.3	6 mo. EURIBOR	3.97%
January 2023	€210.0	6 mo. EURIBOR	2.88%
January 2015 - January 2018	€175.0	6 mo. EURIBOR	3.74%
January 2015 - July 2020	€171.3	6 mo. EURIBOR	3.95%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
July 2020		€171.3	6 mo. EURIBOR	4.32%
January 2015 - November 2021		€107.0	6 mo. EURIBOR	2.89%
January 2015	CHF	2,380.0	6 mo. CHF LIBOR	2.81%
January 2015 - January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
January 2015 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
January 2015 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
January 2015 - December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
January 2015 - November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
ABC B.V.:
January 2022		€1,566.0	6 mo. EURIBOR	1.66%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2023		€500.0	3 mo. EURIBOR	1.45%
July 2017 - June 2022		€420.0	3 mo. EURIBOR	2.08%
June 2021		€400.0	3 mo. EURIBOR	0.41%
July 2017 - June 2023		€382.0	3 mo. EURIBOR	1.89%
July 2017		€150.0	3 mo. EURIBOR	3.55%
August 2015 - June 2022		€55.0	3 mo. EURIBOR	1.81%
June 2015		€50.0	3 mo. EURIBOR	3.55%

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at December 31, 2014 are detailed below:

	December 31, 2014
Subsidiary / Final maturity date	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (a):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding BV:
January 2015 - January 2020	€735.0	7.00%
Telenet International:
June 2015 - June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€0.6	6.50%
December 2017	€0.6	5.50%

Interest rate cap sold (b):
UPC Broadband Holding:
January 2015 - January 2020	€735.0	7.00%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

_______________

(a)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(b)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at December 31, 2014, as detailed below:

	December 31, 2014
Subsidiary / Final maturity date	Notional amount	EURIBOR floor rate (a)	EURIBOR cap rate (b)
	in millions
UPC Broadband Holding:
January 2015 - January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€650.0	2.00%	4.00%
 _______________

(a)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(b)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

Equity-Related Derivative Instruments

Ziggo Collar and Secured Borrowing. In July 2013, Liberty Global Incorporated Limited (Liberty Global Limited), our wholly-owned subsidiary, paid a net option premium of €38.6 million ($51.0 million at the transaction date) to enter into the Ziggo Collar with respect to the then owned 24,957,000 Ziggo shares. The Ziggo Collar was comprised of (i) purchased put options exercisable by Liberty Global Limited and (ii) sold call options exercisable by the counterparty. Prior to the Ziggo Acquisition, the Ziggo Collar effectively hedged the value of a portion of our investment in Ziggo shares from significant losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price.

The Ziggo Collar and related agreements also provided Liberty Global Limited with the ability to effectively finance the purchase of certain of its Ziggo shares pursuant to the Ziggo Collar Loan. In this regard, in July 2013, we borrowed €617.1 million ($816.4 million at the transaction date) under the Ziggo Collar Loan, including €486.4 million ($643.5 million at the transaction date) of non-cash borrowings that were used to finance the acquisition of Ziggo shares. At December 31, 2013, borrowings under the Ziggo Collar Loan were secured by 24,957,000 shares of Ziggo that were placed into a custody account. The Ziggo Collar Loan was issued at a discount with a zero coupon rate and an average implied yield of 45 basis points (0.45%). Under the terms of the Ziggo Collar, the counterparty had the right to re-use most of the Ziggo shares held in the custody account (up to an estimated 22.9 million shares at December 31, 2013), but we had the right to recall the shares that were re-used by the counterparty subject to certain costs. Pursuant to the terms of the Ziggo Collar, we lent to the counterparty 15.7 million Ziggo shares (the Lent Shares) on October 10, 2014. In addition, the counterparty had the right to retain dividends on the Ziggo shares that the counterparty would need to borrow from the custody account to hedge its exposure under the Ziggo Collar (an estimated 18.7 million shares at December 31, 2013). In January 2014, we settled a portion of the Ziggo Collar and Ziggo Collar Loan such that the number of Ziggo shares covered by these instruments was reduced to 19,965,600. Upon completion of the Ziggo Acquisition (see note 4), the Ziggo Collar was terminated, the Ziggo Collar Loan was settled and the counterparty was relieved of its obligation to redeliver to us the Lent Shares.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

ITV Collar and Secured Borrowing. In July 2014, Liberty Global Limited entered into the ITV Collar with respect to all 259,820,065 of our ITV shares. The ITV Collar is comprised of (i) purchased put options exercisable by Liberty Global Limited and (ii) written call options exercisable by the counterparty. The ITV Collar effectively hedges the value of our investment in ITV shares from significant losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. For additional information regarding our investment in ITV, see note 6.

The ITV Collar and related agreements also provided Liberty Global Limited with the ability to effectively finance the purchase of its ITV shares pursuant to the ITV Collar Loan. In this regard, in July 2014, we borrowed £446.9 million ($764.5 million at the transaction date) under the ITV Collar Loan. At December 31, 2014, borrowings under the ITV Collar Loan were secured by all 259,820,065 of our ITV shares, which have been placed into a custody account. The ITV Collar Loan was issued at a discount with a zero coupon rate and an average implied yield of 173 basis points (1.73%). The ITV Collar Loan, which has an average maturity of three years and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the ITV Collar, the counterparty has the right to re-use the pledged ITV shares held in the custody account, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the ITV shares that the counterparty would need to borrow from the custody account to hedge its exposure under the ITV Collar (an estimated 205 million shares at December 31, 2014).

Sumitomo Collar and Secured Borrowing. The Sumitomo Collar is comprised of purchased put options exercisable by Liberty Programming Japan LLC (Liberty Programming Japan), a wholly-owned subsidiary, and written call options exercisable by the counterparty with respect to all of the common shares of Sumitomo owned by Liberty Programming Japan. The Sumitomo Collar effectively hedges the value of our investment in Sumitomo shares from losses due to market price decreases below a per share value of ¥2,118.50 ($17.68) while retaining gains from market price increases up to a per share value of ¥2,787.50 ($23.26). At December 31, 2014, the market price of Sumitomo common stock was ¥1,242.00 ($10.36) per share. The Sumitomo Collar provides for a projected gross cash ordinary dividend to be paid per Sumitomo share during the term of the Sumitomo Collar. If the actual dividend paid does not exactly match the projected dividend, then an adjustment amount shall be payable between the parties to the Sumitomo Collar depending on the dividend actually paid by Sumitomo. The Sumitomo Collar may, at the option of Liberty Programming Japan, be settled in Sumitomo shares or in cash. The Sumitomo Collar also includes a purchased fair value put option, which effectively provides Liberty Programming Japan with the ability to sell the Sumitomo shares when the market price is trading between the put and call strike prices. The Sumitomo Collar matures in five equal semi-annual installments beginning on May 22, 2016. The fair value of the Sumitomo Collar as of December 31, 2014 was a net asset of $351.1 million.

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

Virgin Media Capped Calls. During 2010, Virgin Media entered into conversion hedges (the Virgin Media Capped Calls) with respect to the VM Convertible Notes, as defined and described in note 10, in order to offset a portion of the dilutive effects associated with conversion of the VM Convertible Notes. We account for the Virgin Media Capped Calls at fair value using a binomial pricing model and changes in fair value are reported in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations. The Virgin Media Capped Calls mature on dates ranging from September 30, 2016 to November 10, 2016.

As further described in note 10, most of the VM Convertible Notes were exchanged for Liberty Global Class A and Class C ordinary shares and cash pursuant to the terms of the VM Convertible Notes Indenture (as defined in note 10). Accordingly, during 2013, we settled 93.8% of the notional amount of the Virgin Media Capped Calls for cash proceeds of $534.8 million.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2014:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

UPC Broadband Holding		$0.8	CZK	14.9	January 2015 - March 2015
UPC Broadband Holding		€63.8	CHF	76.0	January 2015 - December 2015
UPC Broadband Holding		€4.5	CZK	123.3	January 2015 - March 2015
UPC Broadband Holding		€4.1	HUF	1,275.0	January 2015 - March 2015
UPC Broadband Holding		€12.0	PLN	51.0	January 2015 - March 2015
UPC Broadband Holding		£1.2		€1.4	January 2015 - March 2015
UPC Broadband Holding	CHF	67.0		€55.7	January 2015
UPC Broadband Holding	CZK	300.0		€10.9	January 2015
UPC Broadband Holding	HUF	7,400.0		€23.6	January 2015
UPC Broadband Holding	PLN	90.0		€20.9	January 2015
UPC Broadband Holding	RON	31.0		€6.9	January 2015
VTR		$52.4	CLP	31,739.4	January 2015 - December 2015

(8)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of December 31, 2014 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition.  With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2014, no such transfers were made.

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

For our investments in ITV and Sumitomo, the recurring fair value measurements are based on the quoted closing price of the respective shares at each reporting date. Accordingly, the valuations of these investments fall under Level 1 of the fair value hierarchy. Our other investments that we account for at fair value are privately-held companies and, therefore, quoted market prices are unavailable. The valuation technique we use for such investments is a combination of an income approach (discounted cash flow model based on forecasts) and a market approach (market multiples of similar businesses). With the exception of certain

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

inputs for our weighted average cost of capital calculations that are derived from pricing services, the inputs used to value these investments are based on unobservable inputs derived from our assumptions. Therefore, the valuation of our privately-held investments falls under Level 3 of the fair value hierarchy. Any reasonably foreseeable changes in assumed levels of unobservable inputs for the valuations of our Level 3 investments would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the December 31, 2014 valuation of the ITV Collar, we used estimated volatilities ranging from 23.8% to 27.3%. At December 31, 2014, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.
As further described in note 7, we have entered into various derivative instruments to manage our interest rate and foreign currency exchange risk. The recurring fair value measurements of these derivative instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these derivative instruments. This observable data includes most interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to our various interest rate and foreign currency derivative valuations. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 7.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2014 and 2013, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Ziggo Acquisition and the Virgin Media Acquisition, respectively. We used discount rates of 8.5% and 9.0%, respectively, for our valuations of the customer relationships acquired as a result of these acquisitions. For additional information, see note 4.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2014 using:
Description	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,357.3	$—	$1,357.3	$—
Equity-related derivative instruments	400.2	—	—	400.2
Foreign currency forward contracts	2.5	—	2.5	—
Other	1.4	—	1.4	—
Total derivative instruments	1,761.4	—	1,361.2	400.2
Investments	1,662.7	1,344.3	—	318.4
Total assets	$3,424.1	$1,344.3	$1,361.2	$718.6

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,471.3	$—	$2,471.3	$—
Equity-related derivative instruments	88.4	—	—	88.4
Foreign currency forward contracts	0.8	—	0.8	—
Other	0.3	—	0.3	—
Total liabilities	$2,560.8	$—	$2,472.4	$88.4

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

		Fair value measurements at December 31, 2013 using:
Description	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$769.2	$—	$769.2	$—
Equity-related derivative instrument	430.4	—	—	430.4
Foreign currency forward contracts	2.6	—	2.6	—
Other	2.0	—	2.0	—
Total derivative instruments	1,204.2	—	773.8	430.4
Investments	3,481.8	3,182.4	—	299.4
Total assets	$4,686.0	$3,182.4	$773.8	$729.8
Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$2,918.6	$—	$2,918.6	$—
Equity-related derivative instrument	116.9	—	—	116.9
Foreign currency forward contracts	20.2	—	20.2	—
Other	0.8	—	0.8	—
Total liabilities	$3,056.5	$—	$2,939.6	$116.9

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2014	$299.4	$313.5	$612.9
Termination and other activity related to Ziggo Collar (a)	—	212.5	212.5
Gains (losses) included in loss from continuing operations (b):
Realized and unrealized losses on derivative instruments, net	—	(236.3)	(236.3)
Realized and unrealized gain due to changes in fair values of certain investments, net	26.1	—	26.1
Foreign currency translation adjustments, dividends and other, net	(7.1)	22.1	15.0
Balance of net assets at December 31, 2014	$318.4	$311.8	$630.2

_______________

(a)	For additional information regarding the Ziggo Collar, see note 7.

(b)
With the exception of a $113.3 million loss that we incurred during 2014 with respect to the Ziggo Collar, substantially all of these net losses relate to assets and liabilities of our continuing operations that we continue to carry on our consolidated balance sheet as of December 31, 2014.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(9)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2014	December 31,
		2014	2013
		in millions

Distribution systems	3 to 30 years	$26,286.5	$25,193.2
Customer premises equipment	3 to 5 years	6,213.9	6,126.0
Support equipment, buildings and land	3 to 50 years	4,024.4	3,581.9
		36,524.8	34,901.1
Accumulated depreciation		(12,684.2)	(10,926.2)
Total property and equipment, net		$23,840.6	$23,974.9

Depreciation expense of our continuing operations related to our property and equipment was $4,401.6 million, $3,499.6 million and $2,201.4 million during 2014, 2013 and 2012, respectively. Depreciation expense of our discontinued operations related to our property and equipment was nil, $11.5 million and $12.3 million during 2014, 2013 and 2012, respectively.
At December 31, 2014 and 2013, the amount of property and equipment, net, recorded under capital leases was $1,580.8 million and $1,877.3 million, respectively. Most of these amounts relate to assets included in our distribution systems category. Depreciation of assets under capital leases of our continuing operations is included in depreciation and amortization in our consolidated statements of operations.

During 2014, 2013 and 2012, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $127.2 million, $143.0 million and $63.1 million, respectively. In addition, during 2014, 2013 and 2012, we recorded non-cash increases related to vendor financing arrangements of $975.3 million, $573.5 million and $246.5 million, respectively, which exclude related VAT of $114.9 million, $46.0 million and $28.5 million, respectively, that were also financed by our vendors under these arrangements.

Most of our property and equipment is pledged as security under our various debt instruments. For additional information, see note 10.

In May 2012, we began offering mobile services in Chile through a combination of our own wireless network and a third-party wireless access arrangement.  During the second quarter of 2013, we began exploring strategic alternatives with respect to VTR’s mobile operations, including alternatives that involved the use of expanded mobile virtual network operator (MVNO) arrangements.  Effective April 1, 2013, we reduced the useful lives of certain of VTR’s network equipment to reflect our then expectation that we would enter into a new MVNO arrangement and cease commercial use of VTR’s mobile network during the fourth quarter of 2013.  In September 2013, VTR (i) completed the process of migrating its mobile traffic to a third-party wireless network pursuant to its existing roaming agreement and (ii) ceased commercial use of its mobile network, which resulted in a further reduction in the useful lives of the aforementioned network equipment.  As a result of these reductions in useful lives, VTR’s mobile operations recognized aggregate incremental depreciation expense of $98.3 million during 2013.  In connection with the foregoing, we have recorded restructuring charges totaling $84.9 million during the third and fourth quarters of 2013. These restructuring charges include the fair value of (i) the remaining payments due under certain tower and real estate operating leases of $71.5 million and (ii) certain other required payments associated with VTR’s mobile network. In December 2013, VTR amended its existing roaming agreement with an agreement that provides for a full MVNO relationship. For information regarding our restructuring charges, see note 14.

During the fourth quarter of 2014, we recorded a $68.7 million impairment charge to reduce the carrying amount of certain of Ziggo’s internal-use software assets to zero. This internal-use software has no future service potential for Liberty Global as it will not be used by our combined operations in the Netherlands.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Goodwill

Changes in the carrying amount of our goodwill during 2014 are set forth below:

	January 1, 2014	Acquisitions and related adjustments	Foreign currency translation adjustments and other	December 31, 2014
	in millions
European Operations Division:
U.K./Ireland	$9,844.2	$2.1	$(601.2)	$9,245.1
The Netherlands	1,260.4	7,724.3	(379.7)	8,605.0
Germany	3,939.4	—	(482.5)	3,456.9
Belgium	2,255.1	—	(276.2)	1,978.9
Switzerland/Austria	4,031.1	2.3	(441.5)	3,591.9
Total Western Europe	21,330.2	7,728.7	(2,181.1)	26,877.8
Central and Eastern Europe	1,520.1	8.3	(226.3)	1,302.1
Total European Operations Division	22,850.3	7,737.0	(2,407.4)	28,179.9
Chile	508.5	—	(68.2)	440.3
Corporate and other	390.0	—	(8.6)	381.4
Total	$23,748.8	$7,737.0	$(2,484.2)	$29,001.6

Based on the results of our October 1, 2014 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of one of our reporting units, Liberty Puerto Rico, could result in the need to record a goodwill impairment charge. At December 31, 2014, the goodwill associated with the Liberty Puerto Rico reporting unit, which is included in our corporate and other category, was $347.0 million. If, among other factors, (i) our equity values were to decline significantly or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

At December 31, 2014 and 2013 and based on exchange rates as of those dates, the accumulated goodwill impairments of our continuing operations were $209.7 million and $239.6 million, respectively. These amounts represent accumulated impairments related to our broadband communications operations in Romania, which operations are included within the European Operations Division’s Central and Eastern Europe segment.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Changes in the carrying amount of our goodwill during 2013 are set forth below:

	January 1, 2013	Acquisitions and related adjustments	Reclassification of Chellomedia Disposal Group to discontinued operations	Foreign currency translation adjustments and other	December 31, 2013
		in millions
European Operations Division:
U.K./Ireland	$235.5	$9,000.8	$—	$607.9	$9,844.2
The Netherlands	1,206.2	—	—	54.2	1,260.4
Germany	3,770.3	—	—	169.1	3,939.4
Belgium	2,158.3	—	—	96.8	2,255.1
Switzerland/Austria	3,903.9	0.6	—	126.6	4,031.1
Total Western Europe	11,274.2	9,001.4	—	1,054.6	21,330.2
Central and Eastern Europe	1,509.5	—	—	10.6	1,520.1
Total European Operations Division	12,783.7	9,001.4	—	1,065.2	22,850.3
Chile	558.0	—	—	(49.5)	508.5
Corporate and other	535.9	77.2	(223.4)	0.3	390.0
Total	$13,877.6	$9,078.6	$(223.4)	$1,016.0	$23,748.8

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2014	December 31, 2014			December 31, 2013
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	4 to 15 years	$12,142.5	$(3,056.3)	$9,086.2	$8,116.7	$(2,458.4)	$5,658.3
Other	2 to 15 years	235.4	(131.8)	103.6	288.1	(151.0)	137.1
Total		$12,377.9	$(3,188.1)	$9,189.8	$8,404.8	$(2,609.4)	$5,795.4

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Amortization of intangible assets with finite useful lives of our continuing operations was $1,098.5 million, $776.8 million and $460.1 million during 2014, 2013 and 2012, respectively. Amortization of intangible assets with finite useful lives of our discontinued operations was nil, $17.6 million and $17.3 million during 2014, 2013 and 2012, respectively. Based on the amortizable intangible asset balances of our continuing operations at December 31, 2014, we expect that amortization expense will be as follows for the next five years and thereafter. The U.S. dollar equivalents of such amortization expense amounts as of December 31, 2014 are presented below (in millions):

2015	$1,406.8
2016	1,360.6
2017	1,226.4
2018	1,089.2
2019	1,086.8
Thereafter	3,020.0
Total	$9,189.8

Other Indefinite-lived Intangible Assets

At December 31, 2014 and 2013, franchise rights and other indefinite-lived intangible assets aggregating $557.0 million and $470.2 million, respectively, were included in other assets, net, in our consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(10)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	December 31, 2014			Estimated fair value (c)		Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	December 31,		December 31,
				2014	2013	2014	2013
		in millions
Debt:
VM Notes	5.83%	—	$—	$8,461.0	$9,188.7	$8,060.7	$9,150.1
VM Credit Facility	3.78%	£660.0	1,028.4	4,734.9	4,388.9	4,804.0	4,352.8
VM Convertible Notes (e)	6.50%	—	—	178.7	164.1	56.8	57.5
UPC Broadband Holding Bank Facility	3.56%	€1,046.2	1,266.0	3,156.4	5,717.8	3,179.2	5,671.4
UPC Holding Senior Notes	7.16%	—	—	2,603.6	3,297.4	2,391.6	3,099.2
UPCB SPE Notes	6.88%	—	—	4,279.0	4,536.5	4,009.4	4,219.5
Unitymedia KabelBW Notes	5.75%	—	—	7,869.3	8,058.2	7,400.9	7,651.9
Unitymedia KabelBW Revolving Credit Facilities	2.63%	€220.0	266.2	319.4	—	338.8	—
Ziggo Credit Facility	3.63%	€650.0	786.5	4,663.0	—	4,710.8	—
Ziggo Notes	6.82%	—	—	1,082.3	—	1,077.0	—
Telenet SPE Notes	5.93%	—	—	2,450.4	2,916.5	2,299.0	2,759.2
Telenet Credit Facility	3.44%	€322.9	390.8	1,633.4	1,956.9	1,638.6	1,936.9
VTR Finance Senior Secured Notes	6.88%	—	—	1,439.4	—	1,400.0	—
Sumitomo Collar Loan (f)	1.88%	—	—	818.0	939.3	787.7	894.3
Liberty Puerto Rico Bank Facility	5.20%	$40.0	40.0	666.2	666.2	672.0	665.0
ITV Collar Loan (f)	1.73%	—	—	678.2	—	667.0	—
Vendor financing (g)	3.45%	—	—	946.4	603.1	946.4	603.1
Other (h)	9.28%	(i)	196.2	171.5	1,795.4	171.5	1,795.1
Total debt	5.13%		$3,974.1	$46,151.1	$44,229.0	44,611.4	42,856.0

Capital lease obligations:
Unitymedia KabelBW (j)						810.1	952.0
Telenet (k)						413.4	451.2
Virgin Media						255.3	373.5
Other subsidiaries						68.8	71.6
Total capital lease obligations						1,547.6	1,848.3
Total debt and capital lease obligations						46,159.0	44,704.3
Current maturities						(1,550.9)	(1,023.4)
Long-term debt and capital lease obligations						$44,608.1	$43,680.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2014 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of our interest rate derivative instruments, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums and discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 6.0% at December 31, 2014.  For information concerning our derivative instruments, see note 7.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2014 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2014, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities based on the applicable leverage and other financial covenants, except as noted below. At December 31, 2014, our availability under the UPC Broadband Holding Bank Facility and the Unitymedia KabelBW Revolving Credit Facilities (each as defined and described below) was limited to €906.7 million ($1,097.2 million) and €15.1 million ($18.3 million), respectively. When the relevant December 31, 2014 compliance reporting requirements have been completed and assuming no changes from December 31, 2014 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility and the Unitymedia KabelBW Revolving Credit Facilities will be limited to €889.1 million ($1,075.9 million) and €123.7 million ($149.7 million), respectively. In addition to the limitations noted above, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At December 31, 2014, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Virgin Media and Ziggo was limited to £508.8 million ($792.8 million) and €37.1 million ($44.9 million), respectively. When the relevant December 31, 2014 compliance reporting requirements have been completed and assuming no changes from December 31, 2014 borrowing levels, we anticipate that the availability of Virgin Media and Ziggo will be limited to £525.7 million ($819.1 million) and €11.4 million ($13.8 million), respectively. For information concerning transactions completed subsequent to December 31, 2014 that could have an impact on unused borrowing capacity, see note 20.

(c)
The estimated fair values of our debt instruments were determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy).  The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information concerning fair value hierarchies, see note 8.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
The amount reported in the estimated fair value column for the VM Convertible Notes (as defined and described below) represents the estimated fair value of the remaining VM Convertible Notes outstanding as of December 31, 2014, including both the debt and equity components.

(f)	For information regarding the Sumitomo Collar Loan and the ITV Collar Loan, see note 7.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions. These obligations are generally due within one year. At December 31, 2014 and 2013, the amounts owed pursuant to these arrangements include $101.7 million and $47.3 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our consolidated statements of cash flows.

(h)
The December 31, 2013 amounts include (i) outstanding borrowings of $113.1 million under VTR’s then-existing CLP 60.0 billion ($98.9 million) term loan bank facility, (ii) $852.6 million related to the Ziggo Collar Loan and (iii) $634.3 million related to the Ziggo Margin Loan. In January 2014, all outstanding amounts under VTR’s term loan bank facility were repaid and this facility was cancelled. In connection with this transaction, we recognized a loss on debt modification, extinguishment and conversion, net, of $2.0 million related to the write-off of deferred financing costs. During the first

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

quarter of 2014, we used existing cash to repay the full amount of the Ziggo Margin Loan that was secured by a portion of our investment in Ziggo. In connection with this transaction, we recognized a loss on debt modification, extinguishment and conversion, net, of $2.3 million related to the write-off of deferred financing costs. Upon completion of the Ziggo Acquisition, the Ziggo Collar was terminated and the Ziggo Collar Loan was settled. In connection with this transaction, we recognized a loss on debt modification, extinguishment and conversion, net, of $4.0 million related to the payment of redemption premium. For information regarding our investment in Ziggo, see note 6.

(i)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within VTR, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Credit Facility) and a CLP 22.0 billion ($36.2 million) Chilean peso facility (the VTR CLP Credit Facility and, together with the VTR Dollar Credit Facility, the VTR Credit Facility), each of which were undrawn at December 31, 2014.

(j)
Primarily represents Unitymedia KabelBW’s obligations under duct network lease agreements with Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, as the lessor. The original contracts were concluded in 2000 and 2001 and have indefinite terms, subject to certain mandatory statutory termination rights for either party after a term of 30 years. With certain limited exceptions, the lessor generally is not entitled to terminate these leases. For information regarding litigation involving these duct network lease agreements, see note 17.

(k)
At December 31, 2014 and 2013, Telenet’s capital lease obligations included €328.6 million ($397.6 million) and €309.0 million ($373.9 million), respectively, associated with Telenet’s lease of the broadband communications network of the four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs.” All capital expenditures associated with the PICs network are initiated by Telenet, but are executed and financed by the PICs through additions to this lease that are repaid over a 15-year term. These amounts do not include Telenet’s commitment related to certain operating costs associated with the PICs network. For additional information regarding this commitment, see note 17.

VM Notes

On March 28, 2014, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $425.0 million principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM 5.5% Dollar Senior Secured Notes), (ii) £430.0 million ($670.0 million) principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM 5.5% Sterling Senior Secured Notes and, together with the 2025 VM 5.5% Dollar Senior Secured Notes, the 2025 VM Senior Secured Notes) and (iii) £225.0 million ($350.6 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Original 2029 VM Senior Secured Notes). In April 2014, the net proceeds from the 2025 VM Senior Secured Notes and the Original 2029 VM Senior Secured Notes were used to redeem all of the £875.0 million ($1,363.4 million) principal amount of 7.0% senior secured notes due 2018 (the 2018 VM Sterling Senior Secured Notes). In connection with these transactions, we recognized a gain on debt modification, extinguishment and conversion, net, of $5.2 million, which includes (i) the write-off of $61.8 million of unamortized premium, (ii) the payment of $51.3 million of redemption premium and (iii) the write-off of $5.3 million of deferred financing costs.

In April 2014, Virgin Media Secured Finance issued £175.0 million ($272.7 million) principal amount of 6.25% senior secured notes due March 28, 2029 (the Additional 2029 VM Senior Secured Notes and, together with the Original 2029 VM Senior Secured Notes, the 2029 VM Senior Secured Notes) at an issue price of 101.75%. The net proceeds from the Additional 2029 VM Senior Secured Notes, together with the proceeds from VM Facilities D and E (as defined and described below), were used to fully redeem the $1.0 billion principal amount of 6.5% senior secured notes due 2018 (the 2018 VM Dollar Senior Secured Notes). In connection with this transaction, we recognized a loss on debt modification, extinguishment and conversion, net, of $5.4 million, which includes (i) the write-off of $33.9 million of unamortized premium, (ii) the payment of $32.4 million of redemption premium and (iii) the write-off of $6.9 million of deferred financing costs.
On October 7, 2014, Virgin Media Finance PLC (Virgin Media Finance), a wholly-owned subsidiary of Virgin Media, issued (i) £300.0 million ($467.4 million) principal amount of 6.375% senior notes due October 15, 2024 (the 2024 VM Sterling Senior Notes) and (ii) $500.0 million principal amount of 6.0% senior notes due October 15, 2024 (the 2024 VM Dollar Senior Notes and, together with the 2024 VM Sterling Senior Notes, the 2024 VM Senior Notes). On October 24, 2014, the net proceeds from the 2024 VM Senior Notes were used to fully redeem (i) the $507.1 million principal amount of 8.375% senior notes due 2019 (the 2019 VM Dollar Senior Notes) and (ii) the £253.5 million ($395.0 million) principal amount of 8.875% senior notes due 2019

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(the 2019 VM Sterling Senior Notes and, together with the 2019 VM Dollar Senior Notes, the 2019 VM Senior Notes). In connection with these transactions, we recognized a gain on debt modification, extinguishment and conversion, net, of $32.5 million, which includes (i) the write-off of $75.2 million of unamortized premium, (ii) the payment of $39.3 million of redemption premium and (iii) the write-off of $3.4 million of deferred financing costs.
The details of the outstanding senior notes of Virgin Media as of December 31, 2014 are summarized in the following table:

			Outstanding principal amount
VM Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2022 VM Senior Notes:
2022 VM Dollar Senior Notes	February 15, 2022	4.875%	$118.7	$118.7	$113.9	$119.6
2022 VM Dollar Senior Notes	February 15, 2022	5.250%	$95.0	95.0	90.5	95.8
2022 VM Sterling Senior Notes	February 15, 2022	5.125%	£44.1	68.7	69.7	69.3
2023 VM Senior Notes:
2023 VM Dollar Senior Notes	April 15, 2023	6.375%	$530.0	530.0	555.8	530.0
2023 VM Sterling Senior Notes	April 15, 2023	7.000%	£250.0	389.5	425.1	389.5
2024 VM Senior Notes:
2024 VM Dollar Senior Notes	October 15, 2024	6.000%	$500.0	500.0	525.0	500.0
2024 VM Sterling Senior Notes	October 15, 2024	6.375%	£300.0	467.4	504.8	467.4
January 2021 VM Senior Secured Notes:
January 2021 VM Sterling Senior Secured Notes	January 15, 2021	5.500%	£628.4	979.1	1,055.0	992.2
January 2021 VM Dollar Senior Secured Notes	January 15, 2021	5.250%	$447.9	447.9	468.0	460.1
April 2021 VM Senior Secured Notes:
April 2021 VM Sterling Senior Secured Notes	April 15, 2021	6.000%	£1,100.0	1,713.9	1,810.3	1,713.9
April 2021 VM Dollar Senior Secured Notes	April 15, 2021	5.375%	$1,000.0	1,000.0	1,033.1	1,000.0
2025 VM Senior Secured Notes:
2025 VM 5.5% Sterling Senior Secured Notes	January 15, 2025	5.500%	£430.0	670.0	694.7	670.0
2025 VM 5.5% Dollar Senior Secured Notes	January 15, 2025	5.500%	$425.0	425.0	440.1	425.0
2029 VM Sterling Senior Secured Notes	March 28, 2029	6.250%	£400.0	623.2	675.0	627.9
Total				$8,028.4	$8,461.0	$8,060.7
_______________

(a)	Amounts include the impact of premiums, where applicable, including amounts recorded in connection with the acquisition accounting for the Virgin Media Acquisition.

The 2022 VM Senior Notes, the 2023 VM Senior Notes and the 2024 VM Senior Notes were issued by Virgin Media Finance and are collectively referred to as the “VM Senior Notes.” The January 2021 VM Senior Secured Notes, the April 2021 VM Senior Secured Notes, the 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes were issued by Virgin Media Secured Finance and are collectively referred to as the “VM Senior Secured Notes” and, together with the VM Senior Notes, the VM Notes).

The VM Senior Notes are unsecured senior obligations of Virgin Media Finance that rank equally with all of the existing and future senior debt of Virgin Media Finance and are senior to all existing and future subordinated debt of Virgin Media Finance.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The VM Senior Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media, and on a senior subordinated basis by VMIH and Virgin Media Investments Limited (VMIL).

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

The VM Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated gross leverage ratio test (or a consolidated net leverage ratio test with respect to the 2024 VM Senior Notes, the 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes), in each case, as specified in the applicable indenture. In addition, the VM Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £50.0 million ($77.9 million) (or £75.0 million ($116.9 million) with respect to the 2024 VM Senior Notes, the 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes) or more in the aggregate of Virgin Media and/or certain of its subsidiaries (as specified under the applicable indenture), is an event of default under the VM Notes.

Subject to the circumstances described below, the VM Notes are non-callable prior to the applicable call date as presented in the below table. At any time prior to the respective call date, Virgin Media Secured Finance or Virgin Media Finance may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable call date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points (25 basis points in the case of the January 2021 VM Senior Secured Notes).

VM Notes	Call Date

2022 VM Senior Notes	(a)
2023 VM Senior Notes	April 15, 2018
2024 VM Senior Notes	October 15, 2019
January 2021 VM Senior Secured Notes	(a)
April 2021 VM Senior Secured Notes	April 15, 2017
2025 VM Senior Secured Notes	January 15, 2019
2029 VM Senior Secured Notes	January 15, 2021
_______________

(a)
The 2022 VM Senior Notes and the January 2021 VM Senior Secured Notes are non-callable. At any time prior to maturity, some or all of these notes may be redeemed by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to February 15, 2022 in the case of the 2022 VM Senior Notes or January 15, 2021 in the case of the January 2021 VM Senior Secured Notes.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Virgin Media Secured Finance or Virgin Media Finance (as applicable) may redeem some or all of the April 2021 VM Senior Secured Notes, the 2023 VM Senior Notes, the 2024 VM Senior Notes, the 2025 VM Senior Secured Notes or the 2029 VM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on October 15, in the case of the 2024 VM Senior Notes, or April 15, in the case of the April 2021 VM Senior Secured Notes and the 2023 VM Senior Notes and January 15, in the case of the 2025 VM Senior Secured Notes and the 2029 VM Senior Secured Notes of the years set forth below:

	Redemption price
Year	April 2021 VM Dollar Senior Secured Notes	April 2021 VM Sterling Senior Secured Notes	2023 VM Dollar Senior Notes	2023 VM Sterling Senior Notes	2024 VM Dollar Senior Notes	2024 VM Sterling Senior Notes	2025 VM Senior Secured Notes	2029 VM Senior Secured Notes

2015	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2016	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2017	102.688%	103.000%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2018	101.344%	101.500%	103.188%	103.500%	N.A.	N.A.	N.A.	N.A.
2019	100.000%	100.000%	102.125%	102.333%	103.000%	103.188%	102.750%	N.A.
2020	100.000%	100.000%	101.063%	101.667%	102.000%	102.125%	101.833%	N.A.
2021	N.A.	N.A.	100.000%	100.000%	101.000%	101.063%	100.000%	103.125%
2022	N.A.	N.A.	100.000%	100.000%	100.000%	100.000%	100.000%	102.083%
2023	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	100.000%	101.042%
2024 and thereafter	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%

If VMIH or Virgin Media Finance (as applicable) or the restricted subsidiaries (as specified in the applicable indenture) sell certain assets, Virgin Media Secured Finance or Virgin Media Finance must offer to repurchase the relevant VM Notes at par, or if Virgin Media Communications Limited (Virgin Media Communications), a wholly-owned subsidiary of Virgin Media, or certain of its subsidiaries experience changes in control (as specified in the applicable indenture), Virgin Media Secured Finance or Virgin Media Finance (as applicable) must offer to repurchase all of the relevant VM Notes at a redemption price of 101%.

For information regarding certain senior notes issued by Virgin Media Secured Finance and Virgin Media Finance subsequent to December 31, 2014, see note 20.

VM Credit Facility

On June 7, 2013, VMIH, together with certain other subsidiaries of Virgin Media as borrowers and guarantors (the Virgin Media Credit Facility Borrowers), entered into a new senior secured credit facility agreement, as amended and restated on June 14, 2013 (the VM Credit Facility), pursuant to which the lenders thereunder agreed to provide the borrowers with (i) a £375.0 million ($584.3 million) term loan (VM Facility A), (ii) a $2,755.0 million term loan (VM Facility B), (iii) a £600.0 million ($934.9 million) term loan (VM Facility C) and (iv) a £660.0 million ($1,028.4 million) revolving credit facility (the VM Revolving Facility). With the exception of the VM Revolving Facility, all available amounts were borrowed under the VM Credit Facility in June 2013.

In April 2014, Virgin Media entered into (a) a new £100.0 million ($155.8 million) term loan (VM Facility D) and (b) a new £849.4 million ($1,323.5 million) term loan (VM Facility E), each under the VM Credit Facility. In connection with these transactions, (1) certain lenders under the then-existing VM Facility C effectively rolled £500.4 million ($779.7 million) of their drawn commitments under VM Facility C to VM Facilities D and E and (2) the remaining outstanding balance of VM Facility C was repaid with existing liquidity.
The VM Credit Facility requires that certain of the Virgin Media Credit Facility Borrowers that generate not less than 80% of such group’s EBITDA (as specified in the VM Credit Facility) in any financial year, guarantee the payment of all sums payable

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

under the VM Credit Facility and such group members are required to grant first-ranking security over all or substantially all of their assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower.

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

The VM Credit Facility restricts the ability of the Virgin Media Credit Facility Borrowers and certain of their subsidiaries to, among other things, (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions and (iii) create certain security interests over their assets, in each case, subject to carve-outs from such limitations.

The VM Credit Facility requires the borrowers to observe certain affirmative undertakings or covenants, which covenants are subject to materiality and other customary and agreed exceptions. In addition, the VM Credit Facility also requires compliance with various financial covenants such as senior net debt to annualized EBITDA and total net debt to annualized EBITDA, each as specified in the VM Credit Facility.

In addition to customary default provisions, the VM Credit Facility provides that any event of default with respect to indebtedness of £50.0 million ($77.9 million) or more in the aggregate of Virgin Media Finance and its subsidiaries is an event of default under the VM Credit Facility.

The VM Credit Facility permits the Virgin Media Credit Facility Borrowers and certain of their subsidiaries to make certain distributions and restricted payments to its parent company (and indirectly to Liberty Global) through loans, advances or dividends subject to compliance with applicable covenants.

The details of our borrowings under the VM Credit Facility as of December 31, 2014 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

A	June 7, 2019	LIBOR + 3.25%	£375.0	$—	$584.3
B	June 7, 2020	LIBOR + 2.75% (b)	$2,755.0	—	2,744.0
D	June 30, 2022	LIBOR + 3.25% (b)	£100.0	—	155.4
E	June 30, 2023	LIBOR + 3.50% (b)	£849.4	—	1,320.3
VM Revolving Facility (c)	June 7, 2019	LIBOR + 3.25%	£660.0	1,028.4	—
Total				$1,028.4	$4,804.0
 _______________

(a)	The carrying values of VM Facilities B, D and E include the impact of discounts.

(b)	VM Facilities B, D and E each have a LIBOR floor of 0.75%.

(c)	The VM Revolving Facility has a fee on unused commitments of 1.3% per year.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

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

The VM Convertible Notes are exchangeable under certain conditions for (subject to further adjustment as specified in the VM Convertible Notes Indenture and subject to Virgin Media’s right to settle in cash or a combination of Liberty Global ordinary shares and cash) 13.4339 of our Class A ordinary shares, 33.4963 of our Class C ordinary shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. The circumstances under which the VM Convertible Notes are exchangeable are more fully described in the VM Convertible Notes Indenture, including, for example, based on the relationship of the value of the Virgin Media Merger Consideration to the conversion price of the VM Convertible Notes. Based on the trading prices of our Class A and Class C ordinary shares during a specified period, as provided for in the VM Convertible Notes Indenture, the VM Convertible Notes are currently exchangeable.

During the 2013 period following the Virgin Media Acquisition, an aggregate of $944.2 million principal amount of VM Convertible Notes had been exchanged following the Virgin Media Acquisition for 13.1 million Class A and 9.8 million Class C ordinary shares and $885.1 million of cash. The difference between the cash portion of the exchange consideration and the aggregate $998.8 million fair value of the exchanged VM Convertible Notes on the exchange dates resulted in a net increase to equity of $113.7 million. No gain or loss on extinguishment was recorded for these exchanges as the debt component of the VM Convertible Notes was measured at fair value shortly before the exchanges pursuant to the application of acquisition accounting in connection with the Virgin Media Acquisition. After giving effect to all exchanges completed through December 31, 2014, the remaining principal amount outstanding under the VM Convertible Notes was $54.8 million.

The VM Convertible Notes are senior unsecured obligations of Virgin Media that rank equally in right of payment with all of Virgin Media’s existing and future senior and unsecured indebtedness and rank senior in right to all of Virgin Media’s existing and future subordinated indebtedness. The VM Convertible Notes are effectively subordinated to all existing and future indebtedness and other obligations of Virgin Media’s subsidiaries. The VM Convertible Notes Indenture does not contain any financial or restrictive covenants. The VM Convertible Notes are non-callable.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended from time to time, is the senior secured credit facility of UPC Broadband Holding, our wholly-owned subsidiary. The security package for the UPC Broadband Holding Bank Facility includes a pledge over the shares of UPC Broadband Holding and the shares of certain of UPC Broadband Holding’s majority-owned operating companies. The UPC Broadband Holding Bank Facility is also guaranteed by UPC Holding B.V. (UPC Holding), the immediate parent of UPC Broadband Holding, and is senior to other long-term debt obligations of UPC Broadband Holding and UPC Holding. The agreement governing the UPC Broadband Holding Bank Facility contains covenants that limit, among other things, UPC Broadband Holding’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of UPC Broadband Holding and its subsidiaries, the UPC Broadband Holding Bank Facility provides that any event of default with respect to indebtedness of (i) €50.0 million ($60.5 million) or more in the aggregate of (a) Liberty Global Europe LLC (the indirect parent of Liberty Global Europe Holding BV, Liberty Global Europe), (b) any other company of which UPC Broadband Holding is a subsidiary and which is a subsidiary of Liberty Global Europe and (c) UPC Holding II BV (a subsidiary of UPC Holding) and (ii) €15.0 million ($18.2 million) or more in the aggregate of any member of the UPC Broadband Holding borrower group, is an event of default under the UPC Broadband Holding Bank Facility.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The UPC Broadband Holding Bank Facility permits UPC Broadband Holding to transfer funds to its parent company (and indirectly to Liberty Global) through loans, advances or dividends provided that UPC Broadband Holding maintains compliance with applicable covenants. If a change of control occurs, as specified in the UPC Broadband Holding Bank Facility, the facility agent may (if required by the majority lenders) cancel each facility and declare all outstanding amounts immediately due and payable. The UPC Broadband Holding Bank Facility requires compliance with various financial covenants such as: (i) senior debt (after deducting cash and cash equivalent investments) to annualized EBITDA, (ii) EBITDA to total cash interest, (iii) EBITDA to senior debt service, (iv) EBITDA to senior interest and (v) total debt (after deducting cash and cash equivalent investments) to annualized EBITDA, each term as specified in the UPC Broadband Holding Bank Facility.

The covenant in the UPC Broadband Holding Bank Facility relating to disposals of assets includes a basket for permitted disposals of assets, the annualized EBITDA of which does not exceed a certain percentage of the annualized EBITDA of the UPC Broadband Holding borrower group, each term as specified in the UPC Broadband Holding Bank Facility. The UPC Broadband Holding Bank Facility includes a recrediting mechanism, in relation to the permitted disposals basket, based on the proportion of net sales proceeds that are (i) used to prepay facilities and (ii) reinvested in the borrower group.

The UPC Broadband Holding Bank Facility includes a mandatory prepayment requirement of four times annualized EBITDA of certain disposed assets. The prepayment amount may be allocated to one or more of the facilities at UPC Broadband Holding’s discretion and then applied to the loans under the relevant facility on a pro rata basis, as specified in the UPC Broadband Holding Bank Facility. A prepayment may be waived by the majority lenders subject to the requirement to maintain pro forma covenant compliance. If the mandatory prepayment amount is less than €100.0 million ($121.0 million), then no prepayment is required (subject to pro forma covenant compliance). No such prepayment is required to be made where an amount, equal to the amount that would otherwise be required to be prepaid, is deposited in a blocked account on terms that the principal amount deposited may only be released in order to make the relevant prepayment or to reinvest in assets in accordance with the terms of the UPC Broadband Holding Bank Facility, which expressly includes permitted acquisitions and capital expenditures. Any amounts deposited in the blocked account that have not been reinvested (or contracted to be so reinvested), within 12 months of the relevant permitted disposal, are required to be applied in prepayment in accordance with the terms of the UPC Broadband Holding Bank Facility.

The details of our borrowings under the UPC Broadband Holding Bank Facility as of December 31, 2014 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

V (d)	January 15, 2020	7.625%	€500.0	$—	$605.0
Y (d)	July 1, 2020	6.375%	€750.0	—	907.5
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AG (e)	March 31, 2021	EURIBOR + 3.75%	€1,554.4	—	1,877.2
AH	June 30, 2021	LIBOR + 2.50% (f)	$1,305.0	—	1,302.0
AI	April 30,2019	EURIBOR + 3.25%	€1,046.2	1,266.0	—
Elimination of Facilities V, Y, Z, AC and AD in consolidation (d)				—	(4,012.5)
Total				$1,266.0	$3,179.2
 _______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at December 31, 2014 without giving effect to the impact of discounts.

(b)
At December 31, 2014, our availability under the UPC Broadband Holding Bank Facility was limited to €906.7 million ($1,097.2 million). When the relevant December 31, 2014 compliance reporting requirements have been completed, we

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €889.1 million ($1,075.9 million). Facility AI has a fee on unused commitments of 1.3% per year.

(c)	The carrying values of Facilities AG and AH include the impact of discounts.

(d)	As further discussed in the below description of the UPCB SPE Notes, the amounts outstanding under Facilities V, Y, Z, AC and AD are eliminated in Liberty Global’s consolidated financial statements.

(e)	For information regarding certain financing transactions subsequent to December 31, 2014 whereby, among other items, a portion of Facility AG was rolled into a new facility, see note 20.

(f)	Facility AH has a LIBOR floor of 0.75%.

Refinancing Transactions. During 2014, 2013 and 2012, we completed a number of refinancing transactions that generally resulted in additional borrowings or extended maturities under the the UPC Broadband Holding Bank Facility. In connection with these transactions, we recognized losses on debt modification, extinguishment and conversion, net, of $16.5 million, $11.9 million and $16.3 million during 2014, 2013 and 2012, respectively. These losses include (i) write-offs of deferred financing costs and unamortized discounts of $16.5 million, $4.2 million and $14.3 million, respectively, and (ii) nil, $7.7 million and $2.0 million of third-party debt modification costs, respectively.

UPC Holding Senior Notes

2014 Transactions. During April 2014, we used existing cash to fully redeem UPC Holding’s $400.0 million principal amount of 9.875% senior notes due 2018 (the UPC Holding 9.875% Senior Notes). In connection with this transaction, we recognized a loss on debt modification, extinguishment and conversion, net, of $41.5 million, which includes (i) the payment of $19.7 million of redemption premium, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs.

2013 Transactions. On March 26, 2013, UPC Holding issued (i) €450.0 million ($544.5 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% Euro Senior Notes) and (ii) CHF 350.0 million ($352.1 million) principal amount of 6.75% senior notes (the UPC Holding 6.75% CHF Senior Notes and, together with the UPC Holding 6.75% Euro Senior Notes, the UPC Holding 6.75% Senior Notes).

On April 25, 2013, the net proceeds from the issuance of the UPC Holding 6.75% Senior Notes were used to redeem in full (a) UPC Holding’s €300.0 million ($363.0 million) principal amount of 8.0% senior notes due 2016 (the UPC Holding 8.0% Senior Notes) and (b) UPC Holding’s €400.0 million ($484.0 million) principal amount of 9.75% senior notes due 2018 (the UPC Holding 9.75% Senior Notes). Our obligations with respect to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes were legally discharged with the trustee on March 26, 2013 and March 27, 2013, respectively, in connection with the issuance of the UPC Holding 6.75% Senior Notes. The trustee, in turn, paid all amounts due to the holders of the UPC Holding 8.0% Senior Notes and UPC Holding 9.75% Senior Notes on April 25, 2013. We incurred aggregate debt extinguishment losses of $85.5 million during the first quarter of 2013, which includes (i) $35.6 million of redemption premium related to the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes, (ii) the write-off of $24.5 million of unamortized discount related to the UPC Holding 9.75% Senior Notes, (iii) the write-off of $19.0 million of deferred financing costs associated with the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes and (iv) $6.4 million of aggregate interest incurred on the UPC Holding 8.0% Senior Notes and the UPC Holding 9.75% Senior Notes between the respective dates that we and the trustee were legally discharged, as described above.

We collectively refer to the UPC Holding 6.75% Senior Notes, UPC Holding’s €600.0 million ($726.0 million) principal amount of 6.375% senior notes due 2022 (the UPC Holding 6.375% Senior Notes) and UPC Holding’s €640.0 million ($774.4 million) principal amount of 8.375% senior notes due 2020 (the UPC Holding 8.375% Senior Notes) as the “UPC Holding Senior Notes.”

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The details of the UPC Holding Senior Notes as of December 31, 2014 are summarized in the following table:

		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency		U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UPC Holding 8.375% Senior Notes	August 15, 2020		€640.0	$774.4	$833.4	$774.4
UPC Holding 6.375% Senior Notes	September 15, 2022		€600.0	726.0	786.8	720.6
UPC Holding 6.75% Euro Senior Notes	March 15, 2023		€450.0	544.5	597.3	544.5
UPC Holding 6.75% CHF Senior Notes	March 15, 2023	CHF	350.0	352.1	386.1	352.1
Total				$2,397.0	$2,603.6	$2,391.6
_______________

(a)	Amounts include the impact of discounts, where applicable.

Each issue of the UPC Holding Senior Notes are senior obligations that rank equally with all of the existing and future senior debt and are senior to all existing and future subordinated debt of UPC Holding. The UPC Holding Senior Notes are secured (on a shared basis) by pledges of the shares of UPC Holding. The UPC Holding Senior Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated leverage ratio test, as specified in the applicable indenture. In addition, the UPC Holding Senior Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €50.0 million ($60.5 million) or more in the aggregate of UPC Holding or its restricted subsidiaries (as specified in the applicable indenture), including UPC Broadband Holding, is an event of default under the UPC Holding Senior Notes.

At any time prior to August 15, 2015, in the case of the UPC Holding 8.375% Senior Notes, September 15, 2017, in the case of the UPC Holding 6.375% Senior Notes, and March 15, 2018, in the case of the UPC Holding 6.75% Senior Notes, UPC Holding may redeem some or all of such UPC Holding Senior Notes by paying a “make-whole” premium, which is the present value of all scheduled interest payments until August 15, 2015, September 15, 2017 or March 15, 2018 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points.

UPC Holding may redeem some or all of the UPC Holding Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on August 15, in the case of the UPC Holding 8.375% Senior Notes, September 15, in the case of the UPC Holding 6.375% Senior Notes, and March 15, in the case of the UPC Holding 6.75% Senior Notes, of the years set forth below:

	Redemption Price
Year	UPC Holding 8.375% Senior Notes	UPC Holding 6.375% Senior Notes	UPC Holding 6.75% Senior Notes

2015	104.188%	N.A.	N.A.
2016	102.792%	N.A.	N.A.
2017	101.396%	103.188%	N.A.
2018	100.000%	102.125%	103.375%
2019	100.000%	101.063%	102.250%
2020	100.000%	100.000%	101.125%
2021 and thereafter	N.A.	100.000%	100.000%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

If all or substantially all of the assets of UPC Holding and certain of its subsidiaries are disposed of or any other change of control (as specified in the applicable indenture) is triggered, UPC Holding must offer to repurchase all of the relevant UPC Holding Senior Notes at a redemption price of 101% of the principal amount of such UPC Holding Senior Notes.

For information regarding certain financing transactions completed subsequent to December 31, 2014 that impact the UPC Holding Senior Notes, see note 20.

UPCB SPE Notes

UPCB Finance Limited (UPCB Finance I), UPCB Finance II Limited (UPCB Finance II), UPCB Finance III Limited (UPCB Finance III), UPCB Finance V Limited (UPCB Finance V) and UPCB Finance VI Limited (UPCB Finance VI and, together with UPCB Finance I, UPCB Finance II, UPCB Finance III and UPCB Finance V, the UPCB SPEs) are all special purpose financing entities that are owned 100% by charitable trusts. The UPCB SPEs were created for the primary purposes of facilitating the offerings of €500.0 million ($605.0 million) principal amount of 7.625% senior secured notes (the UPCB Finance I Notes), €750.0 million ($907.5 million) principal amount of 6.375% senior secured notes (the UPCB Finance II Notes), $1.0 billion principal amount of 6.625% senior secured notes (the UPCB Finance III Notes), $750.0 million principal amount of 7.25% senior secured notes (the UPCB Finance V Notes) and $750.0 million principal amount of 6.875% senior secured notes (the UPCB Finance VI Notes and, together with the UPCB Finance I Notes, the UPCB Finance II Notes, the UPCB Finance III Notes and the UPCB Finance V Notes, the UPCB SPE Notes), respectively. The UPCB Finance I Notes, the UPCB Finance II Notes, the UPCB Finance III Notes, the UPCB Finance V Notes and the UPCB Finance VI Notes were issued on January 20, 2010, January 31, 2011, February 16, 2011, November 16, 2011 and February 7, 2012, respectively.

The UPCB Finance I Notes were issued at an original issue discount of 0.862%, resulting in cash proceeds before commissions and fees of €495.7 million ($699.7 million at the transaction date). The UPCB Finance II Notes, UPCB Finance III Notes, UPCB Finance V Notes and UPCB Finance VI Notes were each issued at par. UPCB Finance I, UPCB Finance II, UPCB Finance III, UPCB Finance V and UPCB Finance VI used the proceeds from the (i) UPCB Finance I Notes and available cash, (ii) UPCB Finance II Notes, (iii) UPCB Finance III Notes, (iv) UPCB Finance V Notes and (v) UPCB Finance VI Notes to fund new additional Facilities V, Y, Z, AC and AD, respectively, (each, a UPCB SPE Funded Facility, and together, the Funded Facilities) under the UPC Broadband Holding Bank Facility, with UPC Financing Partnership (UPC Financing) as the borrower. The proceeds from the Funded Facilities generally were used to repay amounts outstanding under the UPC Broadband Holding Bank Facility.

Each UPCB SPE is dependent on payments from UPC Financing under the applicable UPCB SPE Funded Facility in order to service its payment obligations under each respective UPCB SPE Note. Although UPC Financing has no equity or voting interest in any of the UPCB SPEs, each of the UPCB SPE Funded Facility loans creates a variable interest in the respective UPCB SPE for which UPC Financing is the primary beneficiary, as contemplated by GAAP. As such, UPC Financing and its parent entities, including UPC Holding and Liberty Global, are required by the provisions of GAAP to consolidate the UPCB SPEs. As a result, the amounts outstanding under the Funded Facilities are eliminated in Liberty Global’s consolidated financial statements.

Pursuant to the respective indentures for the UPCB SPE Notes (the UPCB SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity and applicable interest rate for each UPCB SPE Funded Facility are the same as those of the related UPCB SPE Notes. The UPCB SPEs, as lenders under the UPC Broadband Holding Bank Facility, are treated the same as the other lenders under the UPC Broadband Holding Bank Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable UPCB SPE Indentures and the applicable security interests over (i) all of the issued shares of the relevant UPCB SPE and (ii) the relevant UPCB SPE’s rights under the applicable UPCB SPE Funded Facility granted to secure the relevant UPCB SPE’s obligations under the relevant UPCB SPE Notes, the holders of the UPCB SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to the UPCB SPEs as lenders under the UPC Broadband Holding Bank Facility.

The UPCB SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the UPCB SPE Indentures.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The details of the UPCB SPE Notes as of December 31, 2014 are summarized in the following table:

			Outstanding principal amount
UPCB SPEs	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UPCB Finance I Notes	January 15, 2020	7.625%	€500.0	$605.0	$631.9	$601.9
UPCB Finance II Notes	July 1, 2020	6.375%	€750.0	907.5	954.0	907.5
UPCB Finance III Notes	July 1, 2020	6.625%	$1,000.0	1,000.0	1,054.4	1,000.0
UPCB Finance V Notes	November 15, 2021	7.250%	$750.0	750.0	821.7	750.0
UPCB Finance VI Notes	January 15, 2022	6.875%	$750.0	750.0	817.0	750.0
Total				$4,012.5	$4,279.0	$4,009.4
 _______________

(a)	Amounts include the impact of discounts, where applicable.

Subject to the circumstances described below, the UPCB Finance I Notes are non-callable until January 15, 2015, the UPCB Finance II Notes and the UPCB Finance III Notes are non-callable until July 1, 2015, the UPCB Finance V Notes are non-callable until November 15, 2016 and the UPCB Finance VI Notes are non-callable until January 15, 2017 (each a UPCB SPE Notes Call Date). If, however, at any time prior to the applicable UPCB SPE Notes Call Date, all or a portion of the loans under the related UPCB SPE Funded Facility are voluntarily prepaid (an Early Redemption Event), then the applicable UPCB SPE will be required to redeem an aggregate principal amount of its UPCB SPE Notes equal to the aggregate principal amount of loans so prepaid under the related UPCB SPE Funded Facility. In general, the redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable UPCB SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such UPCB SPE Notes on the applicable UPCB SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable UPCB SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable UPCB SPE Indenture, over (b) the principal amount of such UPCB SPE Notes to be redeemed and (iii) accrued but unpaid interest thereon and additional amounts (as specified in the applicable UPCB SPE Indenture), if any, to the applicable redemption date (the Make-Whole Redemption Price). However, in the case of an Early Redemption Event with respect to Facility Z, AC or AD occurring prior to the applicable UPCB SPE Notes Call Date, the redemption price payable upon redemption of an aggregate principal amount of the relevant UPCB SPE Notes not exceeding 10% of the original aggregate principal amount of such UPCB SPE Notes during each twelve-month period commencing on February 16, 2011, in the case of Facility Z, November 16, 2011, in the case of Facility AC, or February 7, 2012, in the case of Facility AD, will equal 103% of the principal amount of the relevant UPCB SPE Notes redeemed plus accrued and unpaid interest thereon and additional amounts, if any, to the applicable redemption date. The redemption price payable for any principal amount of such UPCB SPE Notes redeemed in excess of the 10% limitation will be the Make-Whole Redemption Price.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Upon the occurrence of an Early Redemption Event on or after the applicable UPCB SPE Notes Call Date, the applicable UPCB SPE will redeem an aggregate principal amount of its UPCB SPE Notes equal to the principal amount of the related UPCB SPE Funded Facility prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, (as specified in the applicable UPCB SPE Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on January 15, in the case of the UPCB Finance I Notes and the UPCB Finance VI Notes, July 1, in the case of the UPCB Finance II Notes and the UPCB Finance III Notes, and November 15, in the case of the UPCB Finance V Notes, of the years set forth below:

	Redemption Price
Year	UPCB Finance I Notes	UPCB Finance II Notes	UPCB Finance III Notes	UPCB Finance V Notes	UPCB Finance VI Notes

2015	103.813%	103.188%	103.313%	N.A.	N.A.
2016	102.542%	102.125%	102.208%	103.625%	N.A.
2017	101.271%	101.063%	101.104%	102.417%	103.438%
2018	100.000%	100.000%	100.000%	101.208%	102.292%
2019	100.000%	100.000%	100.000%	100.000%	101.146%
2020 and thereafter	100.000%	100.000%	100.000%	100.000%	100.000%

For information regarding certain financing transactions completed subsequent to December 31, 2014 that impact the UPCB SPE Notes, see note 20.

Unitymedia KabelBW Notes and KBW Notes

Unitymedia KabelBW Exchange, Special Optional Redemptions and KBW Fold-in. Prior to the exchange and redemption transactions described below, the KBW Notes consisted of (i) UPC Germany HoldCo 1 GmbH’s €680.0 million ($822.8 million) principal amount of 9.5% senior notes due 2021 (the KBW Senior Notes) and (ii) the following notes issued by Kabel BW GmbH (KBW): (a) €800.0 million ($968.1 million) principal amount of 7.5% senior secured notes due 2019 (the KBW Euro Senior Secured Notes), (b) $500.0 million principal amount of 7.5% senior secured notes due 2019 (the KBW Dollar Senior Secured Notes and together with the KBW Euro Senior Secured Notes, the KBW Senior Secured Fixed-Rate Notes) and (c) €420.0 million ($508.2 million) principal amount of senior secured floating-rate notes due 2018 (the KBW Senior Secured Floating-Rate Notes and together with the KBW Senior Secured Fixed-Rate Notes, the KBW Senior Secured Notes).

In May 2012, Unitymedia KabelBW and certain of its subsidiaries completed (i) the exchange (the Unitymedia KabelBW Exchange) of (a) 90.9% of the outstanding principal amount of the KBW Senior Notes for an equal amount of UM Senior Exchange Notes (as defined and described below) and (b) 92.5% of the outstanding principal amount of the KBW Senior Secured Notes for an equal amount of UM Senior Secured Exchange Notes (as defined and described below), (ii) the redemption (the Special Optional Redemptions) of the remaining KBW Notes that were not exchanged pursuant to the Unitymedia KabelBW Exchange and (iii) a series of mergers and consolidations, pursuant to which an indirect parent company of KBW became a subsidiary of Unitymedia Hessen (the KBW Fold-in). The redemption price with respect to the Special Optional Redemptions was 101% of the applicable principal amount thereof, and such redemptions were initially funded with borrowings under the Unitymedia KabelBW Revolving Credit Facilities (as defined and described below). In connection with these transactions, we recognized aggregate losses on debt modification, extinguishment and conversion, net, of $7.0 million during 2012, which includes (i) $5.6 million of third-party costs and (ii) $1.4 million of redemption premium pursuant to the Special Optional Redemptions.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

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

(c)
The KBW Euro Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by Unitymedia Hessen and Unitymedia NRW GmbH (each, a subsidiary of Unitymedia KabelBW and, together, the UM Senior Secured Notes Issuers) due March 15, 2019 (the UM Euro Senior Secured Exchange Notes).

(d)
The KBW Dollar Senior Secured Notes tendered for exchange were exchanged for an equal principal amount of 7.5% senior secured notes issued by the UM Senior Secured Notes Issuers due March 15, 2019 (the UM Dollar Senior Secured Exchange Notes and, together with the UM Euro Senior Secured Exchange Notes, the UM Senior Secured Fixed-Rate Exchange Notes). In December 31, 2014, the UM Senior Secured Fixed-Rate Exchange Notes were redeemed in full as described below.

(e)
The KBW Senior Secured Floating-Rate Notes tendered for exchange were exchanged for an equal principal amount of senior secured floating-rate notes issued by the UM Senior Secured Notes Issuers due March 15, 2018 (the UM Senior Secured Floating-Rate Exchange Notes and, together with the UM Senior Secured Floating-Rate Exchange Notes, the UM Senior Secured Exchange Notes). The UM Senior Secured Floating-Rate Exchange Notes, prior to their redemption as described below, bore interest at a rate of EURIBOR plus 4.25%.

December 2014 UM Senior Secured Notes. On December 17, 2014, the UM Senior Secured Notes Issuers issued (i) €1,000.0 million ($1,210.1 million) principal amount of 4.0% senior secured notes due January 15, 2025 (the December 2014 UM Euro Senior Secured Notes) and (ii) $550.0 million principal amount of 5.0% senior secured notes due January 15, 2025 (the December 2014 UM Dollar Senior Secured Notes and, together with the December 2014 UM Euro Senior Secured Notes, the December 2014 UM Senior Secured Notes). A portion of the net proceeds from the December 2014 UM Senior Secured Notes were used to redeem in full the UM Senior Secured Fixed-Rate Exchange Notes. In connection with this transaction, we recognized a loss on debt extinguishment of $59.5 million, which includes (i) the payment of $70.1 million of redemption premium and (ii) the write-off of $10.6 million of unamortized premium.

October 2014 UM Senior Notes. On October 22, 2014, Unitymedia KabelBW issued $900.0 million principal amount of 6.125% senior notes due January 15, 2025 (the October 2014 UM Senior Notes). On November 7, 2014, the net proceeds from the October 2014 UM Senior Notes were used to fully redeem Unitymedia KabelBW’s €665.0 million ($804.7 million) principal amount of 9.625% senior notes (the 2009 UM Senior Notes). In connection with this transaction, we recognized a loss on debt extinguishment of $71.3 million, which includes (i) the payment of $45.0 million of redemption premium, (ii) the write-off of $14.0 million of deferred financing costs and (iii) the write-off of $12.3 million of unamortized discount.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

November 2013 UM Senior Secured Notes. On November 21, 2013, the UM Senior Secured Notes Issuers issued €475.0 million ($574.8 million) principal amount of 6.25% senior secured notes due January 15, 2029 (the November 2013 UM Senior Secured Notes). A portion of the net proceeds from the issuance of the November 2013 UM Senior Secured Notes were used to redeem all of the then outstanding 2009 UM Euro Senior Secured Notes (as defined and described below). In connection with this transaction, we recognized a loss on debt extinguishment of $41.4 million, which includes (i) the payment of $24.5 million of redemption premium and (ii) the write-off of $16.9 million associated with deferred financing costs and unamortized discount.

April 2013 UM Senior Secured Notes. On April 16, 2013, the UM Senior Secured Notes Issuers issued €350.0 million ($423.5 million) principal amount of 5.625% senior secured notes due April 15, 2023 (the April 2013 UM Senior Secured Notes).

January 2013 UM Senior Secured Notes. On January 21, 2013, the UM Senior Secured Notes Issuers issued €500.0 million ($605.0 million) principal amount of 5.125% senior secured notes due January 21, 2023 (the January 2013 UM Senior Secured Notes). The net proceeds from the issuance of the January 2013 UM Senior Secured Notes were used to redeem a portion of the €1,430.0 million ($1,730.4 million) principal amount of 8.125% senior secured notes (the 2009 UM Euro Senior Secured Notes). In connection with this transaction, we recognized a loss on debt extinguishment of $71.1 million, which includes (i) the payment of $50.5 million of redemption premium and (ii) the write-off of $20.6 million associated with deferred financing costs and unamortized discount.

December 2012 UM Senior Secured Notes. On December 14, 2012, the UM Senior Secured Notes Issuers issued $1.0 billion principal amount of 5.5% senior secured notes due January 15, 2023 (the December 2012 UM Dollar Senior Secured Notes) and €500.0 million ($605.0 million) principal amount of 5.75% senior secured notes due January 15, 2023 (the December 2012 UM Euro Senior Secured Notes and, together with the December 2012 UM Dollar Senior Secured Notes, the December 2012 UM Senior Secured Notes), each at par. The net proceeds from the issuance of the December 2012 UM Senior Secured Notes were used to purchase and redeem (i) all of the $845.0 million principal amount 8.125% senior secured notes (the 2009 UM Dollar Senior Secured Notes) and (ii) €524.0 million ($634.1 million) of the 2009 UM Euro Senior Secured Notes. In connection with these transactions, we recognized a loss on debt extinguishment of $175.8 million, which includes (i) the payment of $125.9 million of redemption premium and (ii) the write-off of $49.4 million associated with deferred financing costs and unamortized discount.

September 2012 UM Senior Secured Notes. On September 19, 2012, the UM Senior Secured Notes Issuers issued €650.0 million ($786.5 million) principal amount of 5.5% senior secured notes due September 15, 2022 (the September 2012 UM Senior Secured Notes). The net proceeds from the issuance of the September 2012 UM Senior Secured Notes were used to redeem in full the UM Senior Secured Floating-Rate Exchange Notes at a redemption price of 101%, with the remaining €241.8 million ($292.6 million) available for general corporate purposes. In connection with this transaction, we recognized a loss on debt extinguishment of $10.2 million representing the payment of redemption premium.

We refer to the UM Senior Exchange Notes, the September 2012 UM Senior Secured Notes, the December 2012 UM Senior Secured Notes, the January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes, the November 2013 UM Senior Secured Notes, the October 2014 UM Senior Notes and the December 2014 UM Senior Secured Notes, collectively, as the “Unitymedia KabelBW Notes.”

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The details of the Unitymedia KabelBW Notes as of December 31, 2014 are summarized in the following table:

			Outstanding principal amount
Unitymedia KabelBW Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UM Senior Exchange Notes	March 15, 2021	9.500%	€618.0	$747.7	$837.9	$746.1
September 2012 UM Senior Secured Notes	September 15, 2022	5.500%	€650.0	786.5	843.5	786.5
December 2012 UM Dollar Senior Secured Notes	January 15, 2023	5.500%	$1,000.0	1,000.0	1,046.3	1,000.0
December 2012 UM Euro Senior Secured Notes	January 15, 2023	5.750%	€500.0	605.0	657.9	605.0
January 2013 UM Senior Secured Notes	January 21, 2023	5.125%	€500.0	605.0	646.6	605.0
April 2013 UM Senior Secured Notes	April 15, 2023	5.625%	€350.0	423.5	461.1	423.5
November 2013 UM Senior Secured Notes	January 15, 2029	6.250%	€475.0	574.8	654.5	574.8
October 2014 UM Senior Notes	January 15, 2025	6.125%	$900.0	900.0	932.6	900.0
December 2014 UM Euro Senior Secured Notes	January 15, 2025	4.000%	€1,000.0	1,210.0	1,237.2	1,210.0
December 2014 UM Dollar Senior Secured Notes	January 15, 2025	5.000%	$550.0	550.0	551.7	550.0
Total				$7,402.5	$7,869.3	$7,400.9
_______________

(a)	Amounts include the impact of discounts, where applicable.

The UM Senior Exchange Notes and the October 2014 UM Senior Notes are senior obligations of Unitymedia KabelBW that rank equally with all of the existing and future senior debt of Unitymedia KabelBW and are senior to all existing and future subordinated debt of Unitymedia KabelBW. The UM Senior Exchange Notes and the October 2014 UM Senior Notes are guaranteed on a senior subordinated basis by various subsidiaries of Unitymedia KabelBW and are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia KabelBW.

The September 2012 UM Senior Secured Notes, the December 2012 UM Senior Secured Notes, the January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes, the November 2013 UM Senior Secured Notes and the December 2014 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Notes Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Notes Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Notes Issuers and (ii) are secured by a first-ranking pledge over the shares of Unitymedia KabelBW and the UM Senior Secured Notes Issuers and certain other share and/or asset security of Unitymedia KabelBW and certain of its subsidiaries.

The Unitymedia KabelBW Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated leverage ratio test, as specified in the applicable indenture. The Unitymedia KabelBW Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €25.0 million ($30.3 million) (or €75.0 million ($90.8 million) with respect to the October 2014 UM Senior Notes and the December 2014 UM Senior Secured Notes) or more in the aggregate of Unitymedia KabelBW or a UM Senior Secured Notes Issuer or any of the restricted subsidiaries (as specified in the applicable indenture) is an event of default under the Unitymedia KabelBW Notes.

Subject to the circumstances described below, the Unitymedia KabelBW Notes are non-callable prior to the applicable call date as presented in the below table. At any time prior to the respective call date, Unitymedia KabelBW or UM Senior Secured Notes Issuers may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

all remaining scheduled interest payments to the applicable call date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Unitymedia KabelBW Notes	Call Date

UM Senior Exchange Notes	March 15, 2016
September 2012 UM Senior Secured Notes	September 15, 2017
December 2012 UM Senior Secured Notes	January 15, 2018
January 2013 UM Senior Secured Notes	January 21, 2018
April 2013 UM Senior Secured Notes	April 15, 2018
November 2013 UM Senior Secured Notes	January 15, 2021
October 2014 UM Senior Notes	January 15, 2020
December 2014 UM Senior Secured Notes	January 15, 2020

Unitymedia KabelBW or the UM Senior Secured Notes Issuers (as applicable) may redeem some or all of the Unitymedia KabelBW Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on March 15, in the case of the UM Senior Exchange Notes, September 15, in the case of the September 2012 UM Senior Secured Notes, January 15, in the case of the December 2012 UM Senior Secured Notes, the November 2013 UM Senior Secured Notes, the October 2014 UM Senior Notes and the December 2014 UM Senior Secured Notes, January 21, in the case of the January 2013 UM Senior Secured Notes, or April 15, in the case of the April 2013 UM Senior Secured Notes, of the years set forth below:

	Redemption Price
Year	UM Senior Exchange Notes	September 2012 UM Senior Secured Notes	December 2012 UM Dollar Senior Secured Notes	December 2012 UM Euro Senior Secured Notes	January 2013 UM Senior Secured Notes	April 2013 UM Senior Secured Notes	November 2013 UM Senior Secured Notes	October 2014 UM Senior Notes	December 2014 UM Euro Senior Secured Notes	December 2014 UM Dollar Senior Secured Notes

2016	104.750%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2017	103.167%	102.750%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2018	101.583%	101.833%	102.750%	102.875%	102.563%	102.813%	N.A.	N.A.	N.A.	N.A.
2019	100.000%	100.917%	101.833%	101.917%	101.708%	101.875%	N.A.	N.A.	N.A.	N.A.
2020	100.000%	100.000%	100.917%	100.958%	100.854%	100.938%	N.A.	103.063%	102.000%	102.500%
2021	N.A.	100.000%	100.000%	100.000%	100.000%	100.000%	103.125%	102.042%	101.333%	101.667%
2022	N.A.	N.A.	100.000%	100.000%	100.000%	100.000%	102.083%	101.021%	100.667%	100.833%
2023	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	101.042%	100.000%	100.000%	100.000%
2024 and thereafter	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	100.000%	100.000%

KBW and its immediate parent (collectively, the New UM Guarantors) have granted, in addition to guarantees provided by Unitymedia KabelBW and/or certain of its subsidiaries, a senior guarantee of the September 2012 UM Senior Secured Notes, the December 2012 UM Senior Secured Notes, the January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes, the November 2013 UM Senior Secured Notes and the December 2014 UM Senior Secured Notes. The New UM Guarantors have also granted a senior subordinated guarantee of the UM Senior Exchange Notes and the October 2014 UM Senior Notes. In addition, the New UM Guarantors have provided certain share and asset security in favor of the September 2012 UM Senior Secured Notes, the December 2012 UM Senior Secured Notes, the January 2013 UM Senior Secured Notes, the April 2013 UM Senior Secured Notes, the November 2013 UM Senior Secured Notes and the December 2014 UM Senior Secured Notes.

If all or substantially all of the assets of (i) Unitymedia KabelBW and certain of its subsidiaries or (ii) the UM Senior Secured Notes Issuer and certain of their subsidiaries are disposed of or any other change of control (as specified in the relevant Unitymedia KabelBW Notes) is triggered, Unitymedia KabelBW or the UM Senior Secured Notes Issuers (as applicable) must offer to

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

repurchase all of the relevant Unitymedia KabelBW Notes at a redemption price of 101% of the principal amount of such Unitymedia KabelBW Notes.

Unitymedia KabelBW Revolving Credit Facilities

During the third quarter of 2014, Unitymedia Hessen completed the refinancing of its then existing €337.5 million ($408.4 million) and €80.0 million ($96.8 million) revolving credit facilities (the Old Unitymedia KabelBW Revolving Credit Facilities). Pursuant to this refinancing, the respective commitments of the lenders under the Old Unitymedia KabelBW Revolving Credit Facilities were cancelled and Unitymedia Hessen entered into (i) a new €80.0 million ($96.8 million) super senior secured revolving credit facility agreement (the UM Super Senior Secured Facility) and (ii) a new €420.0 million ($508.2 million) senior secured revolving credit facility agreement (the UM Senior Secured Facility and, together with the UM Super Senior Secured Facility, the Unitymedia KabelBW Revolving Credit Facilities). At December 31, 2014, we had €280.0 million ($338.8 million) outstanding under the Unitymedia KabelBW Revolving Credit Facilities and our availability was limited to €15.1 million ($18.3 million). When the relevant December 31, 2014 compliance reporting requirements have been completed and assuming no changes from December 31, 2014 borrowing levels, we anticipate that our availability will be limited to €123.7 million ($149.7 million).

The UM Super Senior Secured Facility bears interest at EURIBOR plus a margin of 2.25%, matures in December 2020 and has a fee on unused commitments of 0.9% per year. The UM Senior Secured Facility bears interest at EURIBOR plus a margin of 2.75%, matures in December 2020 and has a fee on unused commitments of 1.1% per year. The UM Super Senior Secured Facility is senior with respect to the priority of proceeds received from the enforcement of shared collateral to (i) the Unitymedia KabelBW Notes and (ii) the UM Senior Secured Facility. The Unitymedia KabelBW Revolving Credit Facilities may be used for general corporate and working capital purposes.

In addition to customary restrictive covenants and events of default, the Unitymedia KabelBW Revolving Credit Facilities require compliance with a consolidated net leverage ratio, as specified in the applicable facility, in the event that the outstanding borrowings under either facility are more than 33.3% of the total commitments. The Unitymedia KabelBW Revolving Credit Facilities are secured by a pledge over the shares of the borrower and certain other asset security of certain subsidiaries of Unitymedia KabelBW. The Unitymedia KabelBW Revolving Credit Facilities permit Unitymedia KabelBW to transfer funds to its parent company (and indirectly to Liberty Global) through loans, dividends or other distributions provided that Unitymedia KabelBW maintains compliance with applicable covenants. If a change of control occurs, as specified in the Unitymedia KabelBW Revolving Credit Facilities, each lender may cancel its commitments and declare all outstanding amounts immediately due and payable.

Ziggo Credit Facility

On January 27, 2014, in connection with our then pending acquisition of Ziggo, Ziggo B.V. and certain of its subsidiaries entered into (i) a U.S. dollar-denominated term loan facility in an aggregate principal amount of $2,350.0 million (the Ziggo Dollar Facility), (ii) a euro-denominated term loan facility in an aggregate principal amount of €1,566.0 million ($1,895.0 million) (the Ziggo Euro Facility) and (iii) an aggregate €650.0 million ($786.5 million) in revolving credit facilities (the Ziggo Revolving Facilities, as further described below). The Ziggo Dollar Facility, the Ziggo Euro Facility and the Ziggo Revolving Facilities are collectively referred to as the “Ziggo Credit Facility.” Ziggo B.V. is a wholly-owned subsidiary of Ziggo Bond Company B.V. (Ziggo Bondco), which is a wholly-owned subsidiary of Ziggo.

Also on January 27, 2014, LGE HoldCo VII B.V., our wholly-owned subsidiary, entered into (i) a €434.0 million ($525.2 million) term loan facility (the Ziggo Acquisition Facility) and (ii) a euro-denominated revolving credit facility in an aggregate principal amount of €650.0 million ($786.5 million) (the Ziggo Acquisition Revolving Facility). Upon completion of the Ziggo Acquisition (a) the Ziggo Acquisition Facility was rolled into the Ziggo Euro Facility and (b) the Ziggo Acquisition Revolving Facility was cancelled.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The details of our borrowings under the Ziggo Credit Facility as of December 31, 2014 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

Ziggo Euro Facility	January 15, 2022	EURIBOR + 3.00%	€2,000.0	$—	$2,395.5
Ziggo Dollar Facility	January 15, 2022	LIBOR + 2.75%	$2,350.0	—	2,315.3
Ziggo Revolving Facilities	June 30, 2020	(b)	€650.0	786.5	—
Total				$786.5	$4,710.8
_______________

(a)	Amounts include the impact of discounts, where applicable.

(b)
The Ziggo Revolving Facilities include (i) a €600.0 million ($726.0 million) facility that bears interest at EURIBOR plus a margin of 2.75% and has a fee on unused commitments of 1.1% per year and (ii) a €50.0 million ($60.5 million) facility that bears interest at EURIBOR plus a margin of 2.00% and has a fee on unused commitments of 0.8% per year.

The Ziggo Credit Facility requires that certain subsidiaries of Ziggo (as specified in the applicable indenture) that generate not less than 80% of such group’s EBITDA (as specified in the Ziggo Credit Facility) in any financial year, guarantee the payment of all sums payable under the Ziggo Credit Facility and such group members are required to grant first-ranking security over all or substantially all of the assets to secure the payment of all sums payable. In addition, the holding company of each borrower must give a share pledge over its shares in such borrower and all rights under subordinated shareholder funding must be pledged.

In addition to mandatory prepayments which must be made for certain disposal proceeds (subject to certain de minimis thresholds), the facility agent may (if required by the majority lenders) cancel their commitments and declare the loans due and payable after 30 business days following the occurrence of a change of control.

The Ziggo Credit Facility contains certain customary events of default, the occurrence of which, subject to certain exceptions and materiality qualifications, would allow the lenders to (i) cancel the total commitments, (ii) accelerate all outstanding loans and terminate their commitments thereunder and/or (iii) declare that all or part of the loans be payable on demand. The Ziggo Credit Facility contains certain representations and warranties customary for facilities of this type, which are subject to exceptions and materiality qualifications.

The Ziggo Credit Facility restricts the ability of the borrowers to, among other things, (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals, distributions and acquisitions and (iii) create certain security interests over their assets, in each case, subject to carve-outs from such limitations.

The Ziggo Credit Facility requires the borrowers to observe certain affirmative undertakings, which are subject to materiality and other customary and agreed exceptions. In addition, the Ziggo Credit Facility also requires compliance with certain financial covenants such as a senior net debt leverage ratio and a total net debt leverage ratio, as specified in the indenture.

The Ziggo Credit Facility permits certain members of the Ziggo borrowing group to make certain distributions and restricted payments to its parent company (and indirectly to Liberty Global) through loans, advances or dividends, subject to compliance with applicable covenants.

For information regarding certain financing transactions impacting the Ziggo borrowing group completed subsequent to December 31, 2014, see note 20.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Ziggo Notes

At December 31, 2014, the following senior notes of certain Ziggo subsidiaries were outstanding:

•	€743.1 million ($899.2 million) principal amount of 7.125% senior notes due May 15, 2024 (the Ziggo 2024 Euro Senior Notes); and

•	€71.7 million ($86.8 million) principal amount of 3.625% senior secured notes due March 27, 2020 (the Ziggo 2020 Euro Senior Secured Notes).

The Ziggo 2024 Euro Senior Notes and the Ziggo 2020 Euro Senior Secured Notes are collectively referred to as the “Ziggo Notes”.

The details of the Ziggo Notes as of December 31, 2014 are summarized in the following table:

			Outstanding principal amount
Ziggo Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

Ziggo 2020 Euro Senior Secured Notes	March 27, 2020	3.625%	€71.7	$86.8	$88.7	$89.3
Ziggo 2024 Euro Senior Notes	May 15, 2024	7.125%	€743.1	899.2	993.6	987.7
Total				$986.0	$1,082.3	$1,077.0
_______________

(a)	Amounts include the impact of premiums, where applicable.

The Ziggo 2020 Euro Senior Secured Notes are senior secured obligations of Ziggo B.V. and are guaranteed on a senior secured basis by various subsidiaries of Ziggo B.V. The Ziggo 2020 Euro Senior Secured Notes are non-callable. At any time prior to maturity, Ziggo B.V. may redeem some or all of the Ziggo 2020 Euro Senior Secured Notes by paying a “make-whole” premium, which is the present value at such redemption date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

The Ziggo 2024 Euro Senior Notes are senior obligations of Ziggo Bondco and are secured by a pledge of the shares of Ziggo Bondco. The Ziggo 2024 Euro Senior Notes are non-callable until May 15, 2019. At any time prior to May 15, 2019, Ziggo Bondco may redeem some or all of the Ziggo 2024 Euro Senior Notes by paying a “make-whole” premium. Ziggo Bondco may redeem some or all of the Ziggo 2024 Euro Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on May 15 of the years set forth below:

Year	Redemption price

2019	103.563%
2020	102.375%
2021	101.188%
2022 and thereafter	100.000%

The Ziggo 2024 Euro Senior Notes contain certain customary incurrence-based covenants that restrict the ability of Ziggo Bondco and certain subsidiaries to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

If Ziggo B.V. or Ziggo Bondco sell certain assets or experience changes in control (as specified in the applicable indenture) Ziggo B.V. or Ziggo Bondco must offer to repurchase all of the relevant Ziggo Notes at a redemption price of 101%.

For information regarding certain financing transactions completed subsequent to December 31, 2014 that impact the Ziggo borrowing group, see note 20.

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet International. In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility requires compliance with a net total debt to consolidated annualized EBITDA covenant and a consolidated EBITDA to total cash interest covenant, each as specified in the Telenet Credit Facility. Under the Telenet Credit Facility, members of the borrower group are permitted to make certain distributions and restricted payments to its shareholders subject to compliance with applicable covenants. The Telenet Credit Facility is secured by (i) pledges over the shares of Telenet NV and certain of its subsidiaries, (ii) pledges over certain intercompany and subordinated shareholder loans and (iii) pledges over certain receivables, real estate and other assets of Telenet NV, Telenet International and certain other Telenet subsidiaries. The agreement governing the Telenet Credit Facility contains covenants that limit, among other things, Telenet’s ability to merge with or into another company, acquire other companies, incur additional debt, dispose of assets, make distributions or pay dividends, provide loans and guarantees and enter into hedging agreements. In addition to customary default provisions, including defaults on other indebtedness of Telenet and its subsidiaries, the Telenet Credit Facility provides that any event of default with respect to indebtedness of €50.0 million ($60.5 million) or more in the aggregate of Telenet and certain of its subsidiaries is an event of default under the Telenet Credit Facility. If a change of control occurs, as specified in the Telenet Credit Facility, the facility agent may (if required by the majority lenders) cancel the total commitments and declare all outstanding amounts immediately due and payable.

The details of our borrowings under the Telenet Credit Facility as of December 31, 2014 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$605.0
O (c)	February 15, 2021	6.625%	€300.0	—	363.0
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	484.0
S	December 31, 2016	EURIBOR + 2.75%	€36.9	44.7	—
U (c)	August 15, 2022	6.250%	€450.0	—	544.5
V (c)	August 15, 2024	6.750%	€250.0	—	302.5
W (d)	June 30, 2022	EURIBOR + 3.25%	€474.1	—	572.5
X	September 30, 2020	EURIBOR + 2.75%	€286.0	346.1	—
Y (d)	June 30, 2023	EURIBOR + 3.50%	€882.9	—	1,066.1
Elimination of Telenet Facilities M, O, P, U and V in consolidation (c)				—	(2,299.0)
Total				$390.8	$1,638.6
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at December 31, 2014.

(b)	Telenet Facilities S and X each have a fee on unused commitments of 1.1% per year.

(c)	As described below, the amounts outstanding under Telenet Facilities M, O, P, U and V are eliminated in Liberty Global’s consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(d)	The carrying values of Telenet Facilities W and Y include the impact of discounts.

Refinancing Transactions. In April 2014, Telenet entered into Telenet Facility W and Telenet Facility Y. The net proceeds from these issuances, along with available cash and cash equivalents, were used to (i) fully redeem the outstanding amounts under existing Facilities Q, R and T under the Telenet Credit Facility and (ii) fully repay the €100.0 million ($121.0 million) outstanding principal amount under Telenet Facility N to Telenet Finance Luxembourg II S.A. (Telenet Finance II) and, in turn, Telenet Finance II used the proceeds to fully redeem its 5.3% senior secured notes due November 2016 (the Telenet Finance II Notes). Telenet Finance II was a special purpose financing entity that, prior to the redemption of the Telenet Finance II Notes, was consolidated by Telenet. In addition, the commitments under Telenet’s then existing revolving credit facility (Telenet Facility S) were reduced from €158.0 million ($191.2 million) to €36.9 million ($44.7 million) and Telenet entered into Telenet Facility X. In connection with these transactions, we recognized a loss on debt modification, extinguishment and conversion, net, of $11.9 million, which includes (a) the write-off of $7.1 million of deferred financing costs, (b) the payment of $3.6 million of redemption premium and (c) the write-off of $1.2 million of unamortized discount.

Telenet SPE Notes

Telenet Finance Luxembourg S.C.A. (Telenet Finance), Telenet Finance III Luxembourg S.C.A. (Telenet Finance III), Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) and Telenet Finance V Luxembourg S.C.A. (Telenet Finance V and, together with Telenet Finance, Telenet Finance II, Telenet Finance III and Telenet Finance IV, the Telenet SPEs) are all special purpose financing entities that are owned 100% by certain third parties. The Telenet SPEs were created for the primary purposes of facilitating the offerings of €500.0 million ($605.0 million) principal amount of 6.375% senior secured notes (the Telenet Finance Notes), €300.0 million ($363.0 million) principal amount of 6.625% senior secured notes (the Telenet Finance III Notes), €400.0 million ($484.0 million) principal amount of floating-rate senior secured notes (the Telenet Finance IV Notes), €450.0 million ($544.5 million) principal amount of 6.25% senior secured notes (the 6.25% Telenet Finance V Notes) and €250.0 million ($302.5 million) principal amount of 6.75% senior secured notes (the 6.75% Telenet Finance V Notes and, together with the 6.25% Telenet Finance V Notes, the Telenet Finance V Notes). We refer to the Telenet Finance Notes, the Telenet Finance III Notes, the Telenet Finance IV Notes and the Telenet Finance V Notes collectively as the “Telenet SPE Notes.”

On November 3, 2010, February 15, 2011 and June 15, 2011, the applicable Telenet SPE issued the Telenet Finance Notes, the Telenet Finance III Notes and the Telenet Finance IV Notes and, on August 13, 2012, Telenet Finance V issued the 6.75% Telenet Finance V Notes and the 6.25% Telenet Finance V Notes, respectively. The proceeds from these Telenet SPE Notes were used to fund the respective new Facilities M, O, P, U and V of the Telenet Credit Facility, the proceeds of which were in turn generally applied to repay amounts outstanding under the Telenet Credit Facility.

Each Telenet SPE is dependent on payments from Telenet International under the applicable facility (each, a Telenet SPE Funded Facility) of the Telenet Credit Facility in order to service its payment obligations under its Telenet SPE Notes. Although Telenet International has no equity or voting interest in any of the Telenet SPEs, each of the Telenet SPE Funded Facility loans creates a variable interest in the respective Telenet SPE for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and Liberty Global, are required by the provisions of GAAP to consolidate the Telenet SPEs. Accordingly, the amounts outstanding under Facilities M, O, P, U and V have been eliminated in Liberty Global’s consolidated financial statements.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Subject to the circumstances described below, the Telenet Finance Notes may not be redeemed prior to November 15, 2015, the Telenet Finance III Notes may not be redeemed prior to February 15, 2016, the Telenet Finance IV Notes may not be redeemed prior to June 15, 2014, the 6.25% Telenet Finance V Notes may not be redeemed prior to August 15, 2017 (except as described above) and the 6.75% Telenet Finance V Notes may not be redeemed prior to August 15, 2018 (each a Telenet SPE Notes Call Date). If, however, at any time prior to the applicable Telenet SPE Notes Call Date, a voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility occurs, then the applicable Telenet SPE will be required to redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid under the related Telenet SPE Funded Facility. The redemption price payable will equal the sum of (i) 100% of the principal amount of the applicable Telenet SPE Notes to be redeemed, (ii) the excess of (a) the present value at such redemption date of (1) the redemption price of such Telenet SPE Notes on the applicable Telenet SPE Notes Call Date, as determined in accordance with the table below, plus (2) all required remaining scheduled interest payments thereon due through the applicable Telenet SPE Notes Call Date (excluding accrued and unpaid interest to such redemption date), computed using the discount rate specified in the applicable Telenet SPE Indenture, over (b) the principal amount of such Telenet SPE Notes to be redeemed and (iii) accrued and unpaid interest thereon and additional amounts (as specified in the applicable Telenet SPE Indenture), if any, to the applicable redemption date.

On or after (i) the applicable Telenet SPE Notes Call Date, upon the voluntary prepayment of all or a portion of the loans under the related Telenet SPE Funded Facility, the applicable Telenet SPE will redeem an aggregate principal amount of its Telenet SPE Notes equal to the principal amount of the loans so prepaid and (ii) in the case of the Telenet SPE Notes, additional amounts (as specified in the applicable Telenet SPE Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing on (a) November 15 for the Telenet Finance Notes, (b) February 15 for the Telenet Finance III Notes, (c) June 15 for the Telenet Finance IV Notes and (d) August 15 for the Telenet Finance V Notes, of the years set forth below:

	Redemption Price
Year	Telenet Finance Notes	Telenet Finance III Notes	Telenet Finance IV Notes	6.25% Telenet Finance V Notes	6.75% Telenet Finance V Notes

2015	103.188%	N.A.	101.000%	N.A.	N.A.
2016	102.125%	103.313%	100.000%	N.A.	N.A.
2017	101.063%	102.209%	100.000%	103.125%	N.A.
2018	100.000%	101.104%	100.000%	102.083%	103.375%
2019	100.000%	100.000%	100.000%	101.563%	102.531%
2020	100.000%	100.000%	100.000%	100.000%	101.688%
2021	N.A.	100.000%	100.000%	100.000%	100.844%
2022 and thereafter	N.A.	N.A.	N.A.	100.000%	100.000%
The details of the Telenet SPE Notes as of December 31, 2014 are summarized in the following table:

			Outstanding principal amount
Telenet SPEs Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

Telenet Finance Notes	November 15, 2020	6.375%	€500.0	$605.0	$639.8	$605.0
Telenet Finance III Notes	February 15, 2021	6.625%	€300.0	363.0	387.0	363.0
Telenet Finance IV Notes	June 15, 2021	EURIBOR + 3.875%	€400.0	484.0	487.0	484.0
6.25% Telenet Finance V Notes	August 15, 2022	6.250%	€450.0	544.5	595.9	544.5
6.75% Telenet Finance V Notes	August 15, 2024	6.750%	€250.0	302.5	340.7	302.5
Total				$2,299.0	$2,450.4	$2,299.0

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

VTR Finance Senior Secured Notes

On January 24, 2014, VTR Finance B.V. (VTR Finance) issued $1.4 billion principal amount of 6.875% senior secured notes due January 15, 2024 (the VTR Finance Senior Secured Notes) pursuant to an indenture dated January 24, 2014 (the VTR Indenture). The net proceeds from the issuance of the VTR Finance Senior Secured Notes were used, together with existing cash of our subsidiaries, to repay all of the outstanding indebtedness under Facilities R, S and AE of the UPC Broadband Holding Bank Facility in connection with the extraction of VTR Finance and its subsidiaries from the UPC Holding credit pool.

Taking into account the derivative contracts that we entered into in connection with the VTR Finance Senior Secured Notes, our effective borrowing cost for the VTR Finance Senior Secured Notes is 10.94%.

The VTR Finance Senior Secured Notes are senior obligations of VTR Finance and rank equally with all other existing and future debt of VTR Finance that is not subordinated in right of payment to the VTR Finance Senior Secured Notes and senior in right of payment to all existing and future subordinated debt of VTR Finance. The VTR Finance Senior Secured Notes are secured by a first-ranking pledge over all the shares of VTR Finance and VTR Finance’s subsidiary, United Chile LLC.

At any time prior to January 15, 2019, VTR Finance may redeem some or all of the VTR Finance Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2019 using the discount rate (as specified in the VTR Indenture) as of the applicable redemption date plus 50 basis points.

At any time prior to January 15, 2019, VTR Finance may redeem during each twelve-month period commencing on January 24, 2014 up to 10% of the principal amount of the VTR Finance Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest.

VTR Finance may redeem all or part of the VTR Finance Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the VTR Indenture), if any, to the applicable redemption date, if redeemed during the twelve-month period commencing January 15 of the years set forth below:

Year	Redemption price

2019	103.438%
2020	102.292%
2021	101.146%
2022 and thereafter	100.000%

VTR Credit Facility

The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and consists of the VTR Dollar Credit Facility and the VTR CLP Credit Facility. The VTR Dollar Credit Facility and the VTR CLP Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively. The interest rate for the VTR Dollar Credit Facility is LIBOR plus a margin of 2.75%. The interest rate for the VTR CLP Credit Facility is the applicable interbank offered rate for Chilean pesos in the relevant interbank market plus a margin of 3.35%. Borrowings under the VTR Dollar Credit Facility and the VTR CLP Credit Facility mature in January 2020 and January 2019, respectively.

Liberty Puerto Rico Bank Facility

At December 31, 2014, the Liberty Puerto Rico Bank Facility consists of (i) a $530.0 million first lien term loan that matures on January 7, 2022 (the LPR Term Loan B), (ii) a $145.0 million second lien term loan that matures on July 7, 2023 (the LPR Term Loan C) and (iii) a $40.0 million revolving credit facility (the LPR Revolving Loan), which revolving facility was undrawn at December 31, 2014. The net proceeds from LPR Term Loan B and LPR Term Loan C were used to repay all amounts previously outstanding under the Liberty Puerto Rico Bank Facility. The LPR Term Loan B and LPR Term Loan C, each of which were issued at 99.5% of par, bear interest at LIBOR plus 3.50% and LIBOR plus 6.75%, respectively, and are subject to a LIBOR floor of 1.0%. The LPR Revolving Loan, which matures on July 7, 2020 and bears interest at LIBOR plus 3.50%, has a fee on unused

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

commitments of 0.50% or 0.375% depending on the consolidated total net leverage ratio (as specified in the Liberty Puerto Rico Bank Facility).

In addition to customary restrictive covenants, prepayment requirements and events of default, including defaults on other indebtedness of Liberty Puerto Rico and its subsidiaries, the Liberty Puerto Rico Bank Facility requires compliance with the following financial covenants: (i) consolidated total net leverage ratio and (ii) consolidated first lien net leverage ratio, each as specified in the Liberty Puerto Rico Bank Facility. The Liberty Puerto Rico Bank Facility permits Liberty Puerto Rico to transfer funds to its parent company (and indirectly to Liberty Global) through loans, dividends or other distributions provided that Liberty Puerto Rico maintains compliance with applicable covenants.

The Liberty Puerto Rico Bank Facility is secured by pledges over (i) the Liberty Puerto Rico shares indirectly owned by our company and (ii) certain other assets owned by Liberty Puerto Rico.

In December 2014, we entered into additional facilities under the Liberty Puerto Rico Bank Facility in connection with our execution of the agreement to acquire Choice. These facilities provide for $257.5 million of aggregate borrowing availability subject to the completion of the Choice Acquisition. For additional information regarding the Choice Acquisition, see note 4.

Refinancing Transactions. During 2014 and 2012, we completed refinancing transactions that generally resulted in additional borrowings or extended maturities under the Liberty Puerto Rico Bank Facility. In connection with these transactions, we recognized losses on debt modification, extinguishment and conversion, net, of $9.8 million and $4.4 million during 2014 and 2012, respectively. These losses include (i) third-party costs of $7.1 million and $3.8 million, respectively, (ii) the write-offs of deferred financing costs of $3.6 million and $0.6 million, respectively and (iii) the write-offs of unamortized premiums of $0.9 million and nil, respectively.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2014 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2014 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Unitymedia KabelBW	Ziggo	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2015	$406.5	$436.0	$455.5	$—	$9.0	$43.3	$1,350.3
2016	—	—	—	—	9.0	351.0	360.0
2017	—	—	—	—	9.0	908.1	917.1
2018	—	—	—	—	9.0	239.5	248.5
2019	584.3	—	—	—	20.5	—	604.8
Thereafter	12,262.7	9,595.4	7,402.5	5,755.9	4,040.2	2,074.8	41,131.5
Total debt maturities	13,253.5	10,031.4	7,858.0	5,755.9	4,096.7	3,616.7	44,612.2
Unamortized premium (discount)	19.8	(15.2)	(1.6)	31.9	(3.4)	(32.3)	(0.8)
Total debt	$13,273.3	$10,016.2	$7,856.4	$5,787.8	$4,093.3	$3,584.4	$44,611.4
Current portion (c)	$408.6	$436.0	$455.5	$—	$9.0	$43.3	$1,352.4
Noncurrent portion	$12,864.7	$9,580.2	$7,400.9	$5,787.8	$4,084.3	$3,541.1	$43,259.0

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

 _______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet.

(c)	Includes the $338.8 million principal amount outstanding under the revolving credit facilities of our subsidiaries.

Capital lease obligations:

	Unitymedia KabelBW	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2015	$88.7	$66.7	$122.7	$22.3	$300.4
2016	88.7	65.2	69.5	20.1	243.5
2017	88.7	63.4	29.6	13.1	194.8
2018	88.7	60.0	6.6	5.8	161.1
2019	88.7	49.6	4.4	2.9	145.6
Thereafter	965.9	252.5	222.1	21.8	1,462.3
Total principal and interest payments	1,409.4	557.4	454.9	86.0	2,507.7
Amounts representing interest	(599.3)	(144.0)	(199.6)	(17.2)	(960.1)
Present value of net minimum lease payments	$810.1	$413.4	$255.3	$68.8	$1,547.6
Current portion	$27.1	$41.3	$111.6	$18.5	$198.5
Noncurrent portion	$783.0	$372.1	$143.7	$50.3	$1,349.1

Non-cash Refinancing Transactions

During 2014, 2013 and 2012, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $5,418.8 million, $5,061.5 million and $3,793.4 million, respectively. During 2013, we also recorded a $3,557.5 million non-cash increase to our debt as a result of certain financing transactions completed in contemplation of the execution of the Virgin Media Merger Agreement. For additional information, see note 4.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(11)    Income Taxes

As a result of the Virgin Media Acquisition, pursuant to which Liberty Global became the publicly-held parent company of the successors by merger of LGI and Virgin Media, our statutory tax rate changed during 2013 from the U.S. federal income tax rate of 35.0% to the U.K. statutory income tax rate. The U.K. statutory income tax rate is currently 21.0%. Liberty Global has filed income tax returns in the U.K. and U.S. for 2014 and 2013, and LGI will continue to file consolidated income tax returns in the U.S. The income taxes of Liberty Global and its subsidiaries are presented on a separate return basis for each tax-paying entity or group.

The components of our loss from continuing operations before income taxes are as follows:

	Year ended December 31,
	2014		2013		2012
	in millions

U.S.	$(1,105.6)		$(306.3)		$(73.3)
The Netherlands	(644.5)	—	799.9	—	(152.3)
U.K.	585.7		(976.0)		(11.6)
Switzerland	326.1		284.3		274.8
Germany	(294.7)	—	(355.8)	—	(498.4)
Belgium	21.5	—	89.5	—	96.9
Other	55.6		(62.1)		(145.0)
Total	$(1,055.9)		$(526.5)		$(508.9)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2014:
Continuing operations:
U.K.	$(2.1)	$113.4	$111.3
U.S. (a)	(22.5)	129.6	107.1
Belgium	(138.7)	31.7	(107.0)
Switzerland	(76.8)	3.1	(73.7)
The Netherlands	11.1	42.5	53.6
Germany	(22.6)	37.0	14.4
Other	(24.0)	(6.7)	(30.7)
Total — continuing operations	$(275.6)	$350.6	$75.0
Discontinued operations	$—	$(0.1)	$(0.1)

Year ended December 31, 2013:
Continuing operations:
U.K	$(2.4)	$(245.2)	$(247.6)
Belgium	(97.1)	(16.2)	(113.3)
The Netherlands	0.5	97.3	97.8
Switzerland	(53.6)	(4.4)	(58.0)
Germany	(13.2)	(38.1)	(51.3)
U.S. (a)	(106.0)	104.9	(1.1)
Other	(65.1)	83.1	18.0
Total — continuing operations	$(336.9)	$(18.6)	$(355.5)
Discontinued operations	$(20.5)	$(2.2)	$(22.7)

Year ended December 31, 2012:
Continuing operations:
Germany	$4.0	$119.6	$123.6
The Netherlands	(8.2)	(67.6)	(75.8)
Switzerland	(8.7)	(63.7)	(72.4)
Belgium	(1.5)	(54.5)	(56.0)
U.S. (a)	38.2	(44.6)	(6.4)
U.K.	(0.1)	(0.7)	(0.8)
Other	(62.7)	75.5	12.8
Total — continuing operations	$(39.0)	$(36.0)	$(75.0)
Discontinued operations	$(14.8)	$(13.3)	$(28.1)
_______________

(a)	Includes federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Year ended December 31,
	2014	2013	2012
	in millions

Computed “expected” tax benefit (a)	$221.7	$121.1	$178.1
Change in valuation allowances (b):
Decrease	(373.1)	(112.6)	(148.3)
Increase	11.9	31.7	25.6
International rate differences (b) (c):
Increase	266.4	148.2	60.6
Decrease	(27.6)	(50.8)	(81.8)
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(236.5)	(133.5)	(84.7)
Increase	58.0	85.2	2.4
Tax effect of intercompany financing	166.9	82.7	—
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates	(135.4)	(4.0)	(24.6)
Non-deductible or non-taxable foreign currency exchange results (b):
Increase	71.9	0.5	—
Decrease	(16.3)	(56.1)	(10.4)
Recognition of previously unrecognized tax benefits	29.5	—	—
Enacted tax law and rate changes (d)	23.9	(377.8)	12.3
Change in subsidiary tax attributes due to a deemed change in control	—	(88.0)	—
Other, net	13.7	(2.1)	(4.2)
Total income tax benefit (expense)	$75.0	$(355.5)	$(75.0)
_______________

(a)	The statutory or “expected” tax rates are the U.K. rate of 21.0%, the U.K. rate of 23.0% and the U.S. rate of 35.0% for 2014, 2013 and 2012, respectively.

(b)	Country jurisdictions giving rise to increases are grouped together and shown separately from country jurisdictions giving rise to decreases.

(c)
Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K. for 2014 and 2013 and outside of the U.S. for 2012.

(d)
In April 2014, the U.K. corporate income tax rate decreased from 23.0% to 21.0%, with a further decline to 20.0% scheduled for April 2015. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the third quarter of 2013.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The current and non-current components of our deferred tax assets are as follows:

	December 31,
	2014	2013
	in millions

Current deferred tax assets	$290.3	$226.1
Non-current deferred tax assets (a)	2,587.0	2,641.8
Current deferred tax liabilities (a)	(0.6)	(1.5)
Non-current deferred tax liabilities (a)	(2,369.4)	(1,554.2)
Net deferred tax asset	$507.3	$1,312.2
_______________

(a)
Our current deferred tax liabilities are included in other accrued and current liabilities, and our non-current deferred tax assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2014	2013
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$6,637.9	$7,286.1
Property and equipment, net	3,469.2	3,470.7
Debt	1,189.0	837.7
Derivative instruments	345.9	518.4
Intangible assets	149.6	187.5
Other future deductible amounts	265.3	265.0
Deferred tax assets	12,056.9	12,565.4
Valuation allowance	(6,679.4)	(7,052.8)
Deferred tax assets, net of valuation allowance	5,377.5	5,512.6
Deferred tax liabilities:
Intangible assets	(2,338.2)	(1,471.1)
Property and equipment, net	(1,861.4)	(1,945.3)
Investments	(367.6)	(400.7)
Derivative instruments	(142.7)	(129.5)
Other future taxable amounts	(160.3)	(253.8)
Deferred tax liabilities	(4,870.2)	(4,200.4)
Net deferred tax asset	$507.3	$1,312.2

Our deferred income tax valuation allowance decreased $373.4 million in 2014. This decrease reflects the net effect of (i) foreign currency translation adjustments, (ii) the net tax expense related to our continuing operations of $361.2 million, (iii) acquisitions, (iv) expiration of net operating losses and (v) other individually insignificant items.

Virgin Media had property and equipment on which future U.K. tax deductions can be claimed of $21.6 billion and $22.2 billion at December 31, 2014 and 2013, respectively. The maximum amount of these “capital allowances” that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims. The tax effects of these capital allowances are included in the 2014 and 2013 deferred tax assets related to property and equipment, net, in the above table.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

At December 31, 2014, our unrecognized excess tax benefits aggregated $141.7 million. These excess tax benefits, which represent tax deductions in excess of the financial reporting expense for share-based compensation, will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable. The tax effects of these unrecognized excess tax benefits are not included in the above table.

The significant components of our tax loss carryforwards and related tax assets at December 31, 2014 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions

U.K.	$21,119.2	$4,223.8	Indefinite
The Netherlands	3,025.8	756.4	2015-2023
Germany	2,670.1	424.8	Indefinite
U.S.	1,550.3	405.1	2019-2034
Luxembourg	1,030.7	301.2	Indefinite
France	585.1	201.4	Indefinite
Belgium	506.3	172.1	Indefinite
Ireland	466.0	58.2	Indefinite
Hungary	209.8	39.9	2025
Other	240.7	55.0	Various
Total	$31,404.0	$6,637.9

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

We intend to indefinitely reinvest earnings from certain non-U.S. operations except to the extent the earnings are subject to current income taxes. At December 31, 2014, income and withholding taxes for which a net deferred tax liability might otherwise be required have not been provided on an estimated $11.1 billion of cumulative temporary differences (including, for this purpose, any difference between the aggregate tax basis in stock of a consolidated subsidiary and the corresponding amount of the subsidiary’s net equity determined for financial reporting purposes) on non-U.S. entities. The determination of the additional withholding tax that would arise upon a reversal of temporary differences is impractical to estimate as it is subject to offset by available foreign tax credits and subject to certain limitations.

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

Through our subsidiaries, we maintain a presence in many countries. Many of these countries maintain highly complex tax regimes that differ significantly from the system of income taxation used in the U.K. and the U.S. We have accounted for the

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

effect of these taxes based on what we believe is reasonably expected to apply to us and our subsidiaries based on tax laws currently in effect and reasonable interpretations of these laws. Because some jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the U.K., U.S. or tax regimes used in other major industrialized countries, it may be difficult to anticipate how other jurisdictions will tax our and our subsidiaries’ current and future operations.

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2008 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Germany (2008 through 2010), the Netherlands (2011 through 2014), Slovakia (2011), Switzerland (2011 through 2012) and the U.S. (2009 through 2014). Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., the consolidated income tax returns of LGI for 2009 through 2014 are under examination and, during the fourth quarter of 2013, we received two notifications from the Internal Revenue Service (IRS) regarding proposed adjustments to the 2010 and 2009 taxable income of LGI. We are in discussions with the IRS with respect to these proposed adjustments. While we believe that the resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

The changes in our unrecognized tax benefits are summarized below:

	2014	2013	2012
	in millions

Balance at January 1	$490.9	$359.7	$400.6
Additions for tax positions of prior years	64.5	41.5	5.5
Reductions for tax positions of prior years	(50.2)	(14.2)	(124.2)
Additions based on tax positions related to the current year	38.2	102.3	89.9
Foreign currency translation	(27.0)	7.9	2.9
Lapse of statute of limitations	(1.9)	(6.3)	(15.0)
Settlements with tax authorities	(1.0)	—	—
Balance at December 31	$513.5	$490.9	$359.7

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2014, our unrecognized tax benefits included $332.9 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During 2015, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2014. The amount of any such reductions could range up to $230 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

unrecognized tax benefits during 2015. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2015.

During 2014, 2013 and 2012, the income tax benefit (expense) of our continuing operations includes net income tax expense of $10.9 million, $14.0 million and $7.7 million, respectively, representing the net accrual of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $51.7 million at December 31, 2014.

(12)    Equity

Capitalization

Our authorized share capital consists of an aggregate nominal amount of $20.0 million, consisting of any of the following: (i) Liberty Global Class A ordinary shares, Liberty Global Class B ordinary shares and Liberty Global Class C ordinary shares, each with a nominal value of $0.01 per share, (ii) Liberty Global preferred shares, with a nominal value of $0.01 per share, the issuance of one or more classes or series of which as may be authorized by the board of directors, and (iii) any other shares of one or more classes as may be determined by the board of directors or by the shareholders of Liberty Global.

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

Each Liberty Global Class B ordinary share is convertible into one Liberty Global Class A ordinary share at the option of the holder. One Liberty Global Class A ordinary share is reserved for issuance for each Liberty Global Class B ordinary share that is issued (10,139,184 shares issued as of December 31, 2014). At December 31, 2014, there were (i) 1,726,259 and 3,946,192 Liberty Global Class A and Class C ordinary shares, respectively, reserved for issuance pursuant to outstanding stock options, (ii) 8,396,737 and 23,055,293 Liberty Global Class A and Class C ordinary shares, respectively, reserved for issuance pursuant to outstanding SARs and PSARs, and (iii) 2,554,963, 1,000,000 and 3,829,770 Liberty Global Class A, Class B and Class C ordinary shares, respectively, reserved for issuance pursuant to outstanding PSUs, PGUs and RSUs.

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

Acquisition of Interests in VTR and VTR Wireless

On March 14, 2014, a subsidiary of VTR Finance acquired each of the 20.0% noncontrolling ownership interests in VTR and VTR Wireless SpA (VTR Wireless) from Inversiones Corp Comm 2 SpA (the VTR NCI Acquisition), formerly known as Corp Comm S.A. (the VTR NCI Owner). VTR Wireless was an indirect subsidiary of Liberty Global that was merged with a subsidiary of VTR in December 2014. The consideration for the VTR NCI Acquisition was satisfied by the allotment and issuance of 10,091,178 Liberty Global Class C ordinary shares to the VTR NCI Owner. The VTR NCI Acquisition has been accounted for as an equity transaction, the net effect of which was to record the issued Liberty Global Class C shares at the $185.4 million carrying value of the acquired noncontrolling interests.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Share Repurchases

During 2014, 2013 and 2012, our board of directors authorized various share repurchase programs, the most recent of which provides for the repurchase of up to $4.5 billion (before direct acquisition costs) of Liberty Global Class A and/or Class C ordinary shares. Under these plans, we receive authorization to acquire up to the specified amount of Liberty Global Class A and Class C ordinary shares or other authorized securities from time to time through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares or other securities pursuant to our equity repurchase programs, which may be suspended or discontinued at any time, is dependent on a variety of factors, including market conditions. As of December 31, 2014, the remaining amount authorized for share repurchases was $1,933.7 million. Subsequent to December 31, 2014, our board of directors authorized an additional $2.0 billion of availability for share repurchases.

As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” Distributable Reserves, which are not linked to a GAAP reported amount, may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share premium approved by the English Companies Court. Based on the amounts set forth in our 2013 U.K. Companies Act Report that was filed with the U.K. Companies House on May, 7, 2014, which are our most recent “Relevant Accounts” for the purposes of determining our Distributable Reserves under U.K. law, our Distributable Reserves are $28.7 billion. This amount does not reflect earnings, share repurchases, dividends or other activity that occurred in 2014, each of which impacts the amount of our Distributable Reserves.

The following table provides details of our share repurchases during 2014, 2013 and 2012:

	Liberty Global Class A ordinary shares or LGI Series A common stock		Liberty Global Class C ordinary shares or LGI Series C common stock
Purchase date	Shares purchased	Average price paid per share (a)	Shares purchased	Average price paid per share (a)	Total cost (a)
					in millions
Shares purchased pursuant to repurchase programs during:
2014	8,062,792	$42.19	28,401,019	$44.25	$1,596.9
2013	6,550,197	$37.70	24,761,397	$36.55	$1,151.9
2012	5,611,380	$27.30	32,782,838	$25.24	$980.7
 ______________

(a)	Includes direct acquisition costs and the effects of derivative instruments, where applicable.

Call Option Contracts

From time to time, we enter into call option contracts pursuant to which we contemporaneously (i) sell call options on shares of Liberty Global ordinary shares and (ii) purchase call options on an equivalent number of shares of Liberty Global ordinary shares with an exercise price of zero. These contracts can result in the receipt of cash and shares of Liberty Global ordinary shares. Shares acquired through the exercise of the call options are included in our share repurchases and the net gain on cash settled contracts is recorded as an increase to additional paid-in capital in our consolidated statements of equity.

Other

Telenet Tender. On December 17, 2012, Binan Investments B.V. (Binan), our wholly-owned subsidiary, launched a voluntary and conditional cash public offer (the Telenet Tender) for (i) all of Telenet’s issued shares that Binan did not already own or that were not held by Telenet (the Telenet Bid Shares) and (ii) certain outstanding vested and unvested employee warrants (the Telenet Bid Warrants). The offer price for the Telenet Bid Shares was €35.00 ($42.35) per share. The offer prices for the Telenet Bid Warrants, which were calculated using the Black Scholes option pricing model and a price of €35.00 for each of the Telenet Bid Shares, ranged from €13.48 ($16.31) per share to €25.47 ($30.82) per share.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Pursuant to the Telenet Tender, which was completed on February 1, 2013, we paid aggregate consideration of €332.5 million ($454.6 million at the transaction date) to acquire (i) 9,497,637 of the Telenet Bid Shares, increasing our ownership interest in Telenet’s issued and outstanding shares at such date to 58.4%, and (ii) 3,000 of the Telenet Bid Warrants. As we owned a controlling financial interest in Telenet prior to the launch of the Telenet Tender, we accounted for the impact of the acquisition of the additional Telenet shares as an equity transaction.

Telenet Share Repurchases. From time to time, Telenet’s shareholders approve share repurchase programs. Under these programs, Telenet is able to acquire outstanding shares of up to a certain maximum threshold within a given period of time following the approval date.

Subsidiary Distributions. During 2013 and 2012, Telenet and VTR made certain cash distributions to their respective shareholders. Our share of these distributions was eliminated in consolidation and the noncontrolling interest owners’ share of these distributions was reflected as a charge against noncontrolling interests in our consolidated statements of equity.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2014, substantially all of our net assets represented net assets of our subsidiaries that were subject to such limitations.

(13)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Year ended December 31,
	2014	2013	2012
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$129.9	$58.6	$33.0
Other share-based incentive awards	99.7	182.9	46.0
Total Liberty Global shares (b)	229.6	241.5	79.0
Telenet share-based incentive awards (c)	14.6	56.5	31.2
Other	13.0	4.5	2.2
Total	$257.2	$302.5	$112.4
Included in:
Continuing operations:
Operating expense	$7.6	$12.1	$8.5
SG&A expense	249.6	288.6	101.6
Total - continuing operations	257.2	300.7	110.1
Discontinued operations (d)	—	1.8	2.3
Total	$257.2	$302.5	$112.4
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global PSUs for all periods presented, (ii) a challenge performance award plan issued on June 24, 2013 for certain executive officers and key employees (the Challenge Performance Awards) and (iii) for 2014, the Performance Grant Units (PGUs), as described below. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

(b)
In connection with the Virgin Media Acquisition, we issued Liberty Global share-based incentive awards (Virgin Media Replacement Awards) to employees and former directors of Virgin Media in exchange for corresponding Virgin Media

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

awards. Virgin Media recorded share-based compensation expense of $55.8 million during 2014, including compensation expense related to the Virgin Media Replacement Awards and new awards that were granted after the Virgin Media Replacement Awards were issued. During 2013, Virgin Media recorded share-based compensation expense of $134.3 million, primarily related to the Virgin Media Replacement Awards, including $80.1 million that was charged to expense in recognition of the Virgin Media Replacement Awards that were fully vested on June 7, 2013 or for which vesting was accelerated pursuant to the terms of the Virgin Media Merger Agreement on or prior to December 31, 2013.

(c)
Represents the share-based compensation expense associated with Telenet’s share-based incentive awards, including (i) warrants and employee stock options with 1,082,322 awards outstanding as of December 31, 2014 at a weighted average exercise price of €27.17 ($32.88), (ii) an employee share purchase plan, (iii) performance-based specific stock option plans for the Chief Executive Officer with 565,000 awards outstanding as of December 31, 2014 at a weighted average exercise price of €37.43 ($45.29) and (iv) performance-based stock options with 87,529 awards outstanding as of December 31, 2014. During 2013 and 2012, Telenet modified the terms of certain of its share-based incentive plans to provide for anti-dilution adjustments in connection with its shareholder returns. In connection with these anti-dilution adjustments, Telenet recognized share-based compensation expense of $32.7 million and $12.6 million, respectively, and continues to recognize additional share-based compensation expense as the underlying options vest. In addition, during 2013, Telenet recognized expense of $6.2 million related to the accelerated vesting of certain options.

(d)	Amounts relate to the share-based compensation expense associated with the Liberty Global share-based incentive awards held by certain employees of the Chellomedia Disposal Group.

The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Liberty Global ordinary shares as of December 31, 2014:

	Liberty Global ordinary shares (a)	Liberty Global performance- based awards (b)

Total compensation expense not yet recognized (in millions)	$132.7	$162.5
Weighted average period remaining for expense recognition (in years)	2.6	1.3
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global 2014 Incentive Plan, (ii) the Liberty Global 2014 Nonemployee Director Incentive Plan, (iii) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global 2005 Incentive Plan), (iv) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the Liberty Global 2005 Director Incentive Plan) and (v) certain other incentive plans of Virgin Media, including Virgin Media’s 2010 stock incentive plan (the VM Incentive Plan). All new awards are granted under the Liberty Global 2014 Incentive Plan or the Liberty Global 2014 Nonemployee Director Incentive Plan. The Liberty Global 2014 Incentive Plan, the Liberty Global 2014 Nonemployee Director Incentive Plan, the Liberty Global 2005 Incentive Plan, the Liberty Global 2005 Director Incentive Plan and the VM Incentive Plan are described below.

(b)	Amounts relate to (i) the Challenge Performance Awards, (ii) PSUs and (iii) the PGUs, as defined and described below.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares:

	Year ended December 31,
	2014	2013	2012
Assumptions used to estimate fair value of options, SARs and PSARs granted:
Risk-free interest rate	0.81 - 1.77%	0.36 - 1.27%	0.37 - 1.68%
Expected life (a)	3.1 - 5.1 years	3.2 - 7.1 years	3.3 - 7.9 years
Expected volatility (a)	25.1 - 28.7%	26.5 - 35.8%	28.0 - 40.4%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$11.40	$11.09	$10.00
SARs	$8.93	$8.36	$7.18
PSARs	$8.15	$8.31	$—
RSUs	$40.68	$35.74	$24.57
PSUs and PGUs	$42.47	$34.94	$25.09
Total intrinsic value of awards exercised (in millions):
Options	$126.6	$175.0	$43.9
SARs	$48.7	$73.2	$52.0
PSARs	$0.4	$—	$—
Cash received from exercise of options (in millions)	$54.8	$81.0	$25.6
Income tax benefit related to share-based compensation (in millions)	$54.6	$48.0	$16.1
_______________

(a)
The 2013 ranges shown for these assumptions exclude the awards for certain former employees of Virgin Media who were expected to exercise their awards immediately or soon after the Virgin Media Acquisition. For these awards, the assumptions used for expected life and volatility were essentially nil.

Share Incentive Plans — Liberty Global Ordinary Shares

Incentive Plans

As of December 31, 2014, we are authorized to grant incentive awards under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan. Generally, we may grant non-qualified share options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under any of these incentive plans (collectively, awards). Ordinary shares issuable pursuant to awards made under these incentive plans will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards may be granted at or above fair value in any class of ordinary shares. The maximum number of Liberty Global shares with respect to which awards may be issued under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan is 100 million (of which no more than 50 million shares may consist of Class B ordinary shares) and 10 million, respectively, in each case, subject to anti-dilution and other adjustment provisions in the respective plan. As of December 31, 2014, the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan had 89,582,279 and 9,745,984 ordinary shares available for grant, respectively.

Awards under the Liberty Global 2005 Incentive Plan and the Liberty Global 2005 Director Incentive Plan issued prior to June 2005 are fully vested and expire 10 years after the grant date. In connection with the Virgin Media Acquisition, we assumed the VM Incentive Plan. Awards under the VM Incentive Plan issued prior to June 7, 2013 have a 10-year term and become fully exercisable within five years of continued employment. Certain performance-based awards that were granted during the first quarter of 2013 were canceled upon completion of the Virgin Media Acquisition. These canceled awards were subsequently replaced by PSUs that were granted under the VM Incentive Plan on June 24, 2013. For the remaining performance-based awards

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

that were outstanding prior to June 7, 2013, the performance objectives lapsed upon the completion of the Virgin Media Acquisition and such awards vest on the third anniversary of the grant date. No further awards will be granted under the Liberty Global 2005 Incentive Plan, the Liberty Global 2005 Director Incentive Plan or the VM Incentive Plan.

Awards (other than performance-based awards) under the Liberty Global 2005 Incentive Plan issued after June 2005 and under the VM Incentive Plan after June 7, 2013 generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. Awards (other than RSUs) issued after June 2005 under the Liberty Global 2005 Director Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire 10 years after the grant date. RSUs vest on the date of the first annual general meeting of shareholders following the grant date. These awards may be granted at or above fair value in any class of ordinary shares.

Awards (other than performance-based awards) under the Liberty Global 2014 Incentive Plan generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after the grant date. Awards (other than RSUs) issued under the Liberty Global 2014 Nonemployee Director Incentive Plan generally vest in three equal annual installments, provided the director continues to serve as director immediately prior to the vesting date, and expire seven years after the grant date. RSUs vest on the date of the first annual general meeting of shareholders following the grant date. These awards may be granted at or above fair value in any class of ordinary shares.

Performance Awards

The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees. These awards were granted under the Liberty Global 2014 Incentive Plan, the Liberty Global 2005 Incentive Plan and the VM Incentive Plan.

Liberty Global PSUs. PSUs are granted to executive officers and key employees annually based on a target annual equity value for each executive and key employee, of which approximately two-thirds would be delivered in the form of an annual award of PSUs and approximately one-third in the form of an annual award of SARs. Each PSU represents the right to receive one Class A or Class C ordinary share, as applicable, subject to performance and vesting. Generally, the performance period for the PSUs covers a two-year period and the performance target is based on the achievement of a specified compound annual growth rate (CAGR) in a consolidated operating cash flow metric (as defined in the applicable underlying agreement), adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (OCF CAGR), and the participant’s annual performance ratings during the two-year performance period. A performance range of 75% to 125% of the target OCF CAGR generally results in award recipients earning 50% to 150% of their respective PSUs, subject to reduction or forfeiture based on individual performance. The PSUs generally vest 50% on each of March 31 and September 30 of the year following the end of the performance period.

Liberty Global Challenge Performance Awards. Effective June 24, 2013, our compensation committee approved the Challenge Performance Awards, which consisted solely of PSARs for our senior executive officers and a combination of PSARs and PSUs for our other executive officers and key employees. Each PSU represents the right to receive one Class A ordinary share or one Class C ordinary share, as applicable, subject to performance and vesting.  The performance criteria for the Challenge Performance Awards will be based on the participant’s performance and achievement of individual goals in each of the years 2013, 2014 and 2015.  Subject to forfeitures and the satisfaction of performance conditions, 100% of each participant’s Challenge Performance Awards will vest on June 24, 2016. The PSARs have a term of seven years and base prices equal to the respective market closing prices of the applicable class on the grant date.

Liberty Global Performance Grant Award. Effective May 1, 2014, our compensation committee authorized the grant of PGUs to our Chief Executive Officer, comprising a total of one million Class A PSUs and one million Class B PSUs. The PGUs, which were subject to a performance condition that was achieved in 2014, will vest in three equal annual installments commencing on March 15, 2015.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Share-based Award Activity - Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during 2014 with respect to Liberty Global ordinary shares:

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	2,708,445	$16.12
Granted	78,677	$42.54
Cancelled	(51,826)	$22.49
Exercised	(1,009,037)	$14.61
Outstanding at December 31, 2014	1,726,259	$18.01	5.4	$55.6
Exercisable at December 31, 2014	1,125,619	$13.84	4.5	$40.9

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	7,031,369	$14.95
Granted	157,346	$40.86
Cancelled	(128,419)	$21.13
Exercised	(3,114,104)	$12.54
Outstanding at December 31, 2014	3,946,192	$17.67	5.7	$120.9
Exercisable at December 31, 2014	2,452,721	$13.72	4.8	$84.8

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	4,168,758	$24.78
Granted	2,192,672	$40.90
Forfeited	(203,409)	$32.22
Exercised	(550,033)	$21.97
Outstanding at December 31, 2014	5,607,988	$31.07	4.8	$107.3
Exercisable at December 31, 2014	2,527,237	$23.25	3.6	$68.1

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	12,437,530	$23.87
Granted	4,408,368	$39.07
Forfeited	(566,688)	$22.52
Exercised	(1,590,165)	$20.92
Outstanding at December 31, 2014	14,689,045	$28.49	4.5	$291.2
Exercisable at December 31, 2014	7,308,864	$21.95	3.5	$192.7

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	2,817,498	$35.07
Granted	10,000	$43.58
Forfeited	(29,376)	$35.03
Exercised	(9,373)	$35.03
Outstanding at December 31, 2014	2,788,749	$35.10	5.5	$42.1
Exercisable at December 31, 2014	7,499	$35.03	1.8	$0.1

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2014	8,452,494	$33.44
Granted	30,000	$43.03
Forfeited	(88,127)	$33.41
Exercised	(28,119)	$33.41
Outstanding at December 31, 2014	8,366,248	$33.48	5.5	$124.1
Exercisable at December 31, 2014	22,498	$33.41	1.8	$0.3

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	725,676	$35.48
Granted	226,069	$41.77
Forfeited	(44,428)	$33.32
Released from restrictions	(342,047)	$35.07
Outstanding at December 31, 2014	565,270	$38.27	4.6

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	1,944,468	$32.79
Granted	460,866	$40.14
Forfeited	(122,418)	$30.93
Released from restrictions	(895,913)	$32.36
Outstanding at December 31, 2014	1,387,003	$35.59	4.5

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	924,648	$32.05
Granted	1,518,276	$42.74
Performance adjustment (a)	(138,668)	$26.17
Forfeited	(40,627)	$35.77
Released from restrictions	(273,936)	$26.24
Outstanding at December 31, 2014	1,989,693	$41.34	1.8

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	—	$—
Granted	1,000,000	$44.55
Outstanding at December 31, 2014	1,000,000	$44.55	2.2

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2014	2,744,452	$29.99
Granted	1,048,614	$39.83
Performance adjustment (a)	(416,004)	$24.73
Forfeited	(112,487)	$33.15
Released from restrictions	(821,808)	$24.79
Outstanding at December 31, 2014	2,442,767	$36.71	1.3
_______________

(a)
Represents the reduction in PSUs associated with the first quarter 2014 determination that 66.3% of the PSUs that were granted in 2012 (the 2012 PSUs) had been earned. As of December 31, 2014, all of the earned 2012 PSUs have been released from restrictions.

(14)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2014 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2014	$26.6	$14.9	$72.0	$113.5
Restructuring charges	60.4	9.5	97.0	166.9
Cash paid	(66.3)	(10.8)	(34.4)	(111.5)
Ziggo liability at acquisition date	8.2	—	—	8.2
Foreign currency translation adjustments and other	(1.3)	(1.1)	(18.6)	(21.0)
Restructuring liability as of December 31, 2014	$27.6	$12.5	$116.0	$156.1

Current portion	$27.5	$4.4	$20.4	$52.3
Noncurrent portion	0.1	8.1	95.6	103.8
Total	$27.6	$12.5	$116.0	$156.1

Prior to March 31, 2014, Telenet operated a digital terrestrial television (DTT) business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, recorded an $86.1 million restructuring charge during the three months ended March 31, 2014. This charge was equal to the then fair value of the remaining payments due under the DTT capacity contracts.

Our restructuring charges during 2014 include $17.5 million, $11.2 million, $10.7 million, $10.1 million and $9.8 million of employee severance and termination costs related to reorganization and integration activities, primarily in the U.K., the Netherlands, Germany, Chile and the European Operations Division’s central operations, respectively.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

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
As further described in note 9, we recorded restructuring charges totaling $84.9 million during the third and fourth quarters of 2013 as a result of VTR’s decision to cease commercial use of its mobile network. These restructuring charges include the fair value of (i) the then remaining payments due under VTR’s tower and real estate operating leases of $71.5 million and (ii) certain other required payments associated with VTR’s mobile network. In addition, our restructuring charges during 2013 include $46.1 million, $14.1 million and $8.1 million of employee severance and termination costs related to reorganization and integration activities in the U.K., Germany and Chile, respectively.

(15)    Defined Benefit Plans

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The following is a summary of the funded status of our defined benefit plans:

	Year ended December 31,
	2014	2013
	in millions

Projected benefit obligation at beginning of period	$1,163.0	$384.6
Acquisition (a)	—	687.1
Service cost	22.3	25.8
Prior service cost	0.8	—
Interest cost	42.9	26.8
Actuarial loss (gain)	149.7	(4.8)
Participants’ contributions	11.9	11.8
Benefits paid	(38.7)	(28.1)
Effect of changes in exchange rates	(104.3)	59.8
Projected benefit obligation at end of period	$1,247.6	$1,163.0
Accumulated benefit obligation at end of period	$1,226.1	$1,144.7

Fair value of plan assets at beginning of period	$1,057.0	$310.9
Acquisition (a)	—	626.0
Actual earnings of plan assets	114.6	37.0
Group contributions	68.2	44.6
Participants’ contributions	11.9	11.8
Benefits paid	(37.9)	(27.6)
Effect of changes in exchange rates	(91.1)	54.3
Fair value of plan assets at end of period	$1,122.7	$1,057.0
Net liability (b)	$124.9	$106.0
_______________

(a)	The 2013 amount relates to the Virgin Media Acquisition.

(b)	The net liability related to our defined benefit plans is included in other long-term liabilities in our consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The change in the amount of net actuarial gain (loss) not yet recognized as a component of net periodic pension costs in our consolidated statements of operations is as follows:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions

Balance of net actuarial loss at January 1, 2013	$(5.2)	$1.6	$(3.6)
Net actuarial gain	12.7	(1.4)	11.3
Amount recognized as a component of net loss attributable to Liberty Global shareholders	(0.8)	0.1	(0.7)
Changes in ownership and other	(0.6)	0.2	(0.4)
Balance of net actuarial gain at December 31, 2013	6.1	0.5	6.6
Net actuarial loss	(87.6)	16.7	(70.9)
Amount recognized as a component of net loss attributable to Liberty Global shareholders	(1.7)	0.3	(1.4)
Changes in ownership and other	0.2	—	0.2
Balance of net actuarial loss at December 31, 2014	$(83.0)	$17.5	$(65.5)

We expect that the amount of net actuarial gain or loss to be recognized in our 2015 consolidated statement of operations will not be significant.

The measurement dates used to determine our defined benefit plan assumptions were December 31, 2014 and December 31, 2013. The actuarial assumptions used to compute the net periodic pension cost are based on information available as of the beginning of the period, specifically market interest rates, past experience and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, the subsidiaries must make assumptions about such items as employee mortality and turnover, expected salary and wage increases, discount rate, expected long-term rate of return on plan assets and expected future cost increases.

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

The weighted average assumptions used in determining benefit obligations and net periodic pension cost are as follows:

	December 31,
	2014	2013

Expected rate of salary increase	2.6%	3.1%
Discount rate	2.6%	3.8%
Expected rate of return on plan assets	4.0%	5.1%

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The components of net periodic pension cost recorded in our consolidated statements of operations are as follows:

	Year ended December 31,
	2014	2013
	in millions
Service cost	$22.3	$25.8
Interest cost	42.9	26.8
Expected return on plan assets	(53.7)	(30.0)
Other	(1.9)	(1.1)
Net periodic pension cost	$9.6	$21.5

The asset allocation by asset category and by fair value hierarchy level (as further described in note 8) of our plan assets is as follows:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	in millions

Equity securities	$353.8	$353.8	$—	$—
Debt securities	318.8	318.8	—	—
Insurance contract (a)	158.0	—	—	158.0
Hedge funds	136.5	120.1	16.4	—
Guarantee investment contracts	86.0	86.0	—	—
Real estate	39.9	32.9	—	7.0
Other	29.7	29.7	—	—
Total	$1,122.7	$941.3	$16.4	$165.0

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	in millions

Equity securities	$344.3	$344.3	$—	$—
Debt securities	275.5	275.5	—	—
Insurance contract (a)	153.4	—	—	153.4
Hedge funds	133.1	117.8	15.3	—
Guarantee investment contracts	83.0	83.0	—	—
Real estate	36.7	28.9	—	7.8
Other	31.0	31.0	—	—
Total	$1,057.0	$880.5	$15.3	$161.2
_______________

(a)
Relates to the purchase of an insurance contract authorized by the trustee of one of our defined benefit plans. The insurance contract will pay an income stream to the plan that is expected to match all future cash outflows with respect to certain liabilities. The fair value of this insurance contract is presented as an asset of the plan and is measured based on the future cash flows to be received under the contract discounted using the same discount rate used to measure the associated liabilities.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

A reconciliation of the beginning and ending balances of our plan assets measured at fair value using Level 3 inputs is as follows (in millions):

Balance at January 1, 2014	$161.2
Actual return on plan assets:
Gains relating to assets still held at year-end	14.6
Purchases, sales and settlements of investments, net	(1.2)
Foreign currency translation adjustments	(9.6)
Balance at December 31, 2014	$165.0

The trustees of the defined benefit pension plans have in place weighted average target asset allocations of 27% equities, 26% bonds, 20% insurance contracts, 11% hedge funds, 8% guarantee investment contracts, 5% real estate and 3% other at December 31, 2014. As markets move relative to each other, the asset allocation may move away from the target investment strategy. Rebalancing of the assets may be carried out from time to time by the trustees.

Based on December 31, 2014 exchange rates and information available as of that date, our subsidiaries’ contributions to their respective defined benefit plans in 2015 are expected to aggregate $58.5 million.

As of December 31, 2014, the benefits that we currently expect to pay during the next ten years with respect to our defined benefit plans are as follows (in millions):

2015	$33.2
2016	$31.2
2017	$32.5
2018	$31.9
2019	$32.2
2020 through 2024	$176.5

(16)    Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and pension-related adjustments. The changes in the components of accumulated other comprehensive earnings, net of taxes, are summarized as follows:

	Liberty Global shareholders
	Foreign currency translation adjustments	Unrealized gains (losses) on cash flow hedges	Pension- related adjustments	Accumulated other comprehensive earnings	Non-controlling interests	Total accumulated other comprehensive earnings
	in millions

Balance at January 1, 2012	$1,529.7	$(10.5)	$(9.7)	$1,509.5	$(23.1)	$1,486.4
Sale of Austar	—	—	—	—	60.1	60.1
Other comprehensive earnings	74.4	10.5	6.1	91.0	0.3	91.3
Balance at December 31, 2012	1,604.1	—	(3.6)	1,600.5	37.3	1,637.8
Other comprehensive earnings	918.1	—	10.2	928.3	(16.9)	911.4
Balance at December 31, 2013	2,522.2	—	6.6	2,528.8	20.4	2,549.2
Other comprehensive loss	(810.1)	—	(72.1)	(882.2)	(0.5)	(882.7)
Balance at December 31, 2014	$1,712.1	$—	$(65.5)	$1,646.6	$19.9	$1,666.5

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

 The components of other comprehensive earnings, net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings, net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2014:
Foreign currency translation adjustments	$(816.4)	$6.3	$(810.1)
Pension-related adjustments	(89.9)	17.3	(72.6)
Other comprehensive loss	(906.3)	23.6	(882.7)
Other comprehensive earnings attributable to noncontrolling interests (a)	0.8	(0.3)	0.5
Other comprehensive loss attributable to Liberty Global shareholders	$(905.5)	$23.3	$(882.2)

Year ended December 31, 2013:
Foreign currency translation adjustments	$896.4	$4.4	$900.8
Pension-related adjustments	12.1	(1.5)	10.6
Other comprehensive earnings	908.5	2.9	911.4
Other comprehensive earnings attributable to noncontrolling interests (b)	17.3	(0.4)	16.9
Other comprehensive earnings attributable to Liberty Global shareholders	$925.8	$2.5	$928.3

Year ended December 31, 2012:
Foreign currency translation adjustments	$76.0	$(0.6)	$75.4
Cash flow hedges	15.1	(4.6)	10.5
Pension-related adjustments	6.0	(0.6)	5.4
Other comprehensive earnings	97.1	(5.8)	91.3
Other comprehensive loss attributable to noncontrolling interests (b)	0.1	(0.4)	(0.3)
Other comprehensive earnings attributable to Liberty Global shareholders	$97.2	$(6.2)	$91.0
_______________

(a)	Amounts represent the noncontrolling interest owners’ share of our pension-related adjustments.

(b)	Amounts represent the noncontrolling interest owners’ share of our foreign currency translation adjustments and pension-related adjustments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(17)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment, non-cancelable operating leases and other items. The U.S. dollar equivalents of such commitments as of December 31, 2014 are presented below:

	Payments due during:
	2015	2016	2017	2018	2019	Thereafter	Total
	in millions
Continuing operations:
Programming commitments	$863.9	$785.4	$612.7	$528.0	$231.4	$2.0	$3,023.4
Network and connectivity commitments	359.9	261.5	240.2	127.1	90.2	1,048.5	2,127.4
Purchase commitments	827.8	119.4	62.9	10.1	4.0	—	1,024.2
Operating leases	174.0	141.5	117.3	98.1	75.4	279.3	885.6
Other commitments	350.2	198.7	150.1	90.0	39.2	48.2	876.4
Total (a)	$2,575.8	$1,506.5	$1,183.2	$853.3	$440.2	$1,378.0	$7,937.0
_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our December 31, 2014 consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium film or sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during 2014, 2013 and 2012, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $2,145.0 million, $1,612.5 million and $978.4 million, respectively. The ultimate amount payable in excess of the contractual minimums of our studio output contracts, which expire at various dates through 2019, is dependent upon the number of subscribers to our premium movie service and the theatrical success of the films that we exhibit.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia KabelBW. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs will be subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements are not reflected in the above table. In addition, the table does not include our commitments with respect to the amounts we have agreed to pay to settle the FCO Appeals, as defined and described below.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2014, 2013 and 2012, see note 7. For information regarding our defined benefit plans, see note 15.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

Rental expense of our continuing operations under non-cancelable operating lease arrangements amounted to $268.3 million, $238.6 million and $197.4 million during 2014, 2013 and 2012, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.
We have established various defined contribution benefit plans for our and our subsidiaries’ employees. The aggregate expense of our continuing operations for matching contributions under the various defined contribution employee benefit plans was $63.2 million, $48.2 million and $26.4 million during 2014, 2013 and 2012, respectively.

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

In parallel with the above proceedings, Belgacom filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Belgacom’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement. Belgacom’s efforts to suspend approval of these agreements were unsuccessful. In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. On November 14, 2013, the European Court of Justice ruled that a majority of the reasons invoked by the PICs not to organize a market consultation were not overriding reasons of public interest to justify abolishing the PICs’ duty to organize such consultation.  The annulment case was subsequently resumed with the Belgian Council of State, which was required to follow the interpretation given by the European Court of Justice with respect to the points of EU law. On January 16, 2014, the Advocate General with the Council of State recommended that the decisions of the board of the PICs not to organize a public market consultation be annulled, and on May 27, 2014, the Belgian Council of State ruled in favor of Belgacom and annulled (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The Belgian Council of State ruling did not annul the 2008 PICs Agreement itself. Belgacom may now resume the civil proceedings that are still pending with the Court of Appeal of Antwerp in order to have the 2008 PICs Agreement annulled and claim damages.

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to annul the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($24.2 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be annulled, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia KabelBW filed a lawsuit against Deutsche Telekom in which Unitymedia KabelBW asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia KabelBW’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia KabelBW is seeking a reduction of the annual lease fees (approximately €76 million ($92 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. While we expect a decision by the court of first instance during the first half of 2015, the resolution of this matter may take several years and no assurance can be given that Unitymedia KabelBW’s claims will be successful. Any recovery by Unitymedia KabelBW will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studio. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,142 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. Liberty Puerto Rico, as the surviving entity in the Puerto Rico Transaction, is a party to certain claims previously asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the acquisition of OneLink (the PRTC Claim). This claim included an allegation that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In March 2014, a separate class action claim was filed in Puerto Rico (the Class Action Claim) containing allegations substantially similar to those asserted in the PRTC Claim, but alleging ongoing injury on behalf of a consumer class (as opposed to harm to a competitor). The former owners of OneLink have partially indemnified us for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

Netherlands Regulatory Developments. In December 2011, the Autoriteit Consument & Markt (ACM) completed a market assessment of the television market in the Netherlands, concluding that there were no grounds for regulation of that market. On December 22, 2011, referring to its final assessment of the television market, ACM rejected previously filed requests from a

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

number of providers to perform a new market analysis of the television market. This decision by ACM was appealed by such providers to the Dutch Supreme Administrative Court. On November 5, 2012, the Dutch Supreme Administrative Court rejected the appeals against ACM’s decision.

In May 2012, the Dutch Parliament adopted laws that provide, among other matters, the power to ACM to impose an obligation for the mandatory resale of television services and to the Commissariaat voor de Media to supervise such resale obligation. These laws became effective on January 1, 2013, notwithstanding the above-described November 5, 2012 decision of the Dutch Supreme Administrative Court. On January 29, 2014, a Dutch civil court, in a proceeding initiated by UPC Nederland, declared the resale obligation laws non-binding because they infringe EU law. The Dutch Government did not appeal the January 2014 decision, and the resale obligation laws were formally withdrawn on November 26, 2014. We consider the withdrawal of the resale obligation laws to be the final resolution of this matter.

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

Telenet submitted draft reference offers regarding the obligations described above in February 2012, in response to which the Belgium Regulatory Authorities subsequently made their observations, launched a national consultation process and consulted with the European Commission. Although the European Commission expressed doubts regarding the analog resale offers on August 8, 2013, the European Commission did not object to the reference offers. The Belgium Regulatory Authorities published the final decision on September 9, 2013. The regulated wholesale services had to be available approximately six months after a third-party operator filed a letter of intent and paid an advance payment to Telenet. On December 27, 2013, wireless operator Mobistar SA (Mobistar) submitted a letter of intent and paid the advance payment on January 10, 2014. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network had become operational and can be applied by Mobistar. In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Belgacom submitted a request to Telenet to commence access negotiations.

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

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On November 12, 2014, the Brussels Court of Appeal rejected Telenet’s appeal of the July 2011 Decision and accepted Belgacom’s claim that Belgacom should be allowed access to Telenet’s, among other operators, digital television platform. Telenet is currently considering the possibility to file an appeal against this decision with the Belgian Supreme Court. Telenet also filed an appeal with the Brussels Court of Appeal

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

against the decision regarding the qualitative and the quantitative aspects of the reference offers. Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers.  A decision with respect to these appeals is not expected before the end of 2015. There can be no certainty that Telenet’s appeals will be successful.

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

FCO Regulatory Issues. Our 2011 acquisition of the German cable network KBW (the KBW Acquisition) was subject to the approval of The Federal Cartel Office (the FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors (collectively, the Appellants), including the incumbent telecommunications operator, each filed an appeal (collectively, the FCO Appeals) against the FCO regarding its decision to approve our KBW Acquisition. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision. Although the Düsseldorf Court of Appeal did not grant the right to appeal against its ruling to the Federal Supreme Court, on September 16, 2013, we filed a formal request to appeal to the Federal Court of Justice seeking permission to appeal the Düsseldorf Court of Appeal’s decision and our reasoned submission was filed on December 16, 2013. During the first quarter of 2014, interested third parties commented on our submission. The Düsseldorf Court of Appeal’s ruling is not legally binding until all appeals have been rejected.
During the fourth quarter of 2014, we, together with our German subsidiaries, entered into agreements with the Appellants pursuant to which the Appellants withdrew the FCO Appeals and, on January 21, 2015, the FCO consented to the withdrawal. If the Federal Court of Justice terminates the proceedings, which we expect to occur during the first quarter of 2015, the FCO’s clearance decision with respect to our KBW Acquisition will become final (without any additional review or conditions). Upon termination of the proceedings, we have agreed to pay the Appellants an aggregate amount of €183.5 million ($222.0 million). This amount, which was recorded during the fourth quarter of 2014, is included in impairment, restructuring and other operating items, net, in our consolidated statement of operations. Once the FCO Appeals are withdrawn, we will consider this matter to be closed.
Financial Transactions Tax. Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (FTT).  Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price.  Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Although ongoing debate in the relevant countries demonstrates continued momentum around the FTT, uncertainty remains as to when the FTT would be implemented and the breadth of its application.  Based on our understanding of the current status of the potential FTT, we do not expect that any implementation of the FTT would occur before 2016. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform.  Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of the VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £40.3 million ($62.8 million) as of December 31, 2014. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the court’s decision is expected at some point prior to March 31, 2015.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. The changes, which took effect on May 1, 2014, impacted Virgin Media and as a result of this legislation, Virgin Media’s revenue was £28.9 million ($45.0 million) lower during 2014, as compared to 2013. Recent correspondence from the U.K. government indicates that it may seek to challenge Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

If such a challenge were to be issued by the U.K. government, Virgin Media could be required to make a payment of the challenged amount in order to make an appeal. Virgin Media currently estimates that the challenged amount could be up to approximately £65 million ($101 million) before any penalties or interest. Any challenge and subsequent appeal would likely be subject to court proceedings that could delay the ultimate resolution of this matter for an extended period of time. No portion of this potential exposure has been accrued by Virgin Media as no claim has been asserted or assessed and the likelihood of loss is not considered to be probable.

Cignal. On April 26, 2002, Liberty Global Europe received a notice that certain former shareholders of Cignal Global Communications (Cignal) filed a lawsuit (the 2002 Cignal Action) against Liberty Global Europe. On June 13, 2006, Liberty Global Europe, Priority Telecom NV, Euronext NV and Euronext Amsterdam NV were each served with a summons for a new action (the 2006 Cignal Action) purportedly on behalf of all other former Cignal shareholders and provisionally for the nine plaintiffs in the 2002 Cignal Action. During the third quarter of 2007, we recorded a litigation provision of $146.0 million based on our assessment at the time of our loss exposure with respect to the 2002 Cignal Action and the 2006 Cignal Action. On October 25, 2013, we received what we consider to be the final resolution of the 2006 Cignal Action and the effective resolution of the 2002 Cignal Action. Accordingly, we released the entire $146.0 million provision related to this matter during the third quarter of 2013.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. In this regard, during September 2014, VTR received a tariff proposal from the Chilean regulatory authority that would have retroactive effect to June 2012.  The tariff proposal represents a significant reduction in the fixed-line interconnection rates currently charged by VTR. VTR is in the process of formulating its objections and comments to the tariff proposal and is currently unable to reasonably predict the outcome of the tariff-setting process. VTR has continued to recognize fixed-line interconnect revenue at the currently enacted rates.  Final resolution of the tariff-setting process in Chile is expected to occur during the first half of 2015.  If the September 2014 tariff proposal were ultimately to be upheld, including retroactive application to June 2012, VTR would be required to issue credit notes of approximately CLP 7.4 billion ($12.2 million) for revenue previously recognized through December 31, 2014.

We have security accreditations across a range of B2B products and services in order to increase our offerings to public sector organizations in the U.K. These accreditations are granted subject to periodic reviews of our policies and procedures by U.K. governmental authorities. If we were to fail to maintain these accreditations or obtain new accreditations when required, it could impact our ability to provide certain offerings to the public sector.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(18)    Segment Reporting

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

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Operating cash flow is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items). Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe operating cash flow is a meaningful measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. We believe our operating cash flow measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Operating cash flow should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings or loss, cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes is presented below.

During the fourth quarter of 2014, we began presenting (i) our operating segments in the U.K. and Ireland as one combined reportable segment, (ii) our operating segments in Switzerland and Austria as one combined reportable segment and (iii) our UPC DTH operating segment, as described below, as part of our Central and Eastern Europe reportable segment. These changes were made as a result of internal changes in organizational structures, changes in how these segments are evaluated and monitored by the chief operating decision maker and the integration of certain functions within these reportable segments. Previously, (a) our operating segments in the U.K. and Switzerland were each separate reportable segments, (b) our operating segments in Ireland and Austria were combined into one reportable segment, “Other Western Europe,” and (c) our UPC DTH operating segment was included in the European Operations Division’s central and other category. Segment information for all periods presented has been revised to reflect the above-described changes. We present only the reportable segments of our continuing operations in the tables below.

As of December 31, 2014, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	Chile

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services and certain of our reportable segments provide mobile services. At December 31, 2014, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.”

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Our Central and Eastern Europe segment includes (i) our broadband communications operating segments in the Czech Republic, Hungary, Poland, Romania and Slovakia and (ii) our UPC DTH operating segment. The European Operations Division’s central and other category includes (a) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (b) intersegment eliminations within the European Operations Division. In Chile, we provide video, broadband internet, fixed-line telephony and mobile services. Our corporate and other category includes (A) less significant consolidated operating segments that provide (I) broadband communications services in Puerto Rico and (II) programming and other services and (B) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

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

	Year ended December 31,
	2014		2013		2012
	Revenue	Operating cash flow	Revenue	Operating cash flow	Revenue	Operating cash flow
	in millions
European Operations Division:
U.K./Ireland (a)	$7,409.9	$3,235.7	$4,117.4	$1,742.8	$426.4	$189.1
The Netherlands (b)	1,498.5	857.9	1,242.4	721.7	1,229.1	737.1
Germany	2,711.5	1,678.2	2,559.2	1,541.1	2,311.0	1,364.3
Belgium	2,279.4	1,125.0	2,185.9	1,049.4	1,918.0	940.7
Switzerland/Austria	1,846.1	1,056.4	1,767.1	1,005.7	1,681.8	936.5
Total Western Europe	15,745.4	7,953.2	11,872.0	6,060.7	7,566.3	4,167.7
Central and Eastern Europe	1,259.5	583.0	1,272.0	584.5	1,231.2	589.2
Central and other	(7.1)	(282.7)	(0.4)	(239.1)	1.5	(195.7)
Total European Operations Division	16,997.8	8,253.5	13,143.6	6,406.1	8,799.0	4,561.2
Chile	898.5	351.0	991.6	353.6	940.6	314.2
Corporate and other	376.9	(86.2)	374.3	(63.8)	224.1	(83.1)
Intersegment eliminations (c)	(24.9)	4.0	(35.3)	44.8	(32.9)	38.6
Total	$18,248.3	$8,522.3	$14,474.2	$6,740.7	$9,930.8	$4,830.9
______________

(a)	The amounts presented for 2013 include the post-acquisition revenue and operating cash flow of Virgin Media from June 8, 2013 through December 31, 2013.

(b)	The amounts presented for 2014 include the post-acquisition revenue and operating cash flow of Ziggo from November 12, 2014 through December 31, 2014.

(c)
The intersegment eliminations that are applicable to revenue are primarily related to transactions between our European Operations Division and our continuing programming operations. The intersegment eliminations that are applicable to operating cash flow are related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Year ended December 31,
	2014	2013	2012
	in millions
Total segment operating cash flow from continuing operations	$8,522.3	$6,740.7	$4,830.9
Share-based compensation expense	(257.2)	(300.7)	(110.1)
Depreciation and amortization	(5,500.1)	(4,276.4)	(2,661.5)
Release of litigation provision	—	146.0	—
Impairment, restructuring and other operating items, net	(536.8)	(297.5)	(76.2)
Operating income	2,228.2	2,012.1	1,983.1
Interest expense	(2,544.7)	(2,286.9)	(1,673.6)
Interest and dividend income	31.7	113.1	42.1
Realized and unrealized gains (losses) on derivative instruments, net	88.8	(1,020.4)	(1,070.3)
Foreign currency transaction gains (losses), net	(836.5)	349.3	438.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	205.2	524.1	(10.2)
Losses on debt modification, extinguishment and conversion, net	(186.2)	(212.2)	(213.8)
Other expense, net	(42.4)	(5.6)	(4.6)
Loss from continuing operations before income taxes	$(1,055.9)	$(526.5)	$(508.9)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2014	2013	2014	2013
	in millions
European Operations Division:
U.K./Ireland	$21,754.2	$24,322.1	$25,487.2	$30,598.8
The Netherlands	17,092.7	2,496.5	17,387.0	2,845.3
Germany	9,117.9	10,754.7	9,512.8	11,968.2
Belgium	4,149.5	4,737.4	4,828.8	5,909.2
Switzerland/Austria	5,300.9	5,961.8	5,643.9	6,484.8
Total Western Europe	57,415.2	48,272.5	62,859.7	57,806.3
Central and Eastern Europe	2,459.9	2,898.7	2,566.4	3,127.4
Central and other	499.4	463.5	2,613.2	1,639.1
Total European Operations Division	60,374.5	51,634.7	68,039.3	62,572.8
Chile	1,017.3	1,139.7	1,513.2	1,628.9
Corporate and other	1,197.2	1,214.9	3,289.4	2,760.3
Total - continuing operations	62,589.0	53,989.3	72,841.9	66,962.0
Discontinued operation (a)	—	513.6	—	752.3
Total	$62,589.0	$54,502.9	$72,841.9	$67,714.3
______________

(a)	At December 31, 2013, the long-lived assets and total assets of the Chellomedia Disposal Group are presented in long-term assets of discontinued operation in our consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 9.

	Year ended December 31,
	2014	2013	2012
	in millions
European Operations Division:
U.K./Ireland (a)	$1,506.7	$827.5	$74.5
The Netherlands (b)	268.0	242.4	221.8
Germany	574.5	543.4	559.5
Belgium	448.9	453.7	440.0
Switzerland/Austria	327.2	306.4	292.8
Total Western Europe	3,125.3	2,373.4	1,588.6
Central and Eastern Europe	264.8	271.6	248.7
Central and other	257.9	256.0	144.3
Total European Operations Division	3,648.0	2,901.0	1,981.6
Chile	195.8	188.5	243.4
Corporate and other	65.4	72.1	33.6
Property and equipment additions	3,909.2	3,161.6	2,258.6
Assets acquired under capital-related vendor financing arrangements	(975.3)	(573.5)	(246.5)
Assets acquired under capital leases	(127.2)	(143.0)	(63.1)
Changes in current liabilities related to capital expenditures	(122.3)	36.4	(80.7)
Total capital expenditures	$2,684.4	$2,481.5	$1,868.3
______________

(a)	The amount presented for 2013 includes the post-acquisition property and equipment additions of Virgin Media from June 8, 2013 through December 31, 2013.

(b)	The amount presented for 2014 includes the post-acquisition property and equipment additions of Ziggo from November 12, 2014 through December 31, 2014.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Revenue by Major Category

Our revenue by major category is set forth below:

	Year ended December 31,
	2014	2013	2012
	in millions
Subscription revenue (a):
Video	$6,544.0	$5,724.1	$4,637.6
Broadband internet	4,724.6	3,538.7	2,407.0
Fixed-line telephony	3,261.4	2,508.5	1,518.9
Cable subscription revenue	14,530.0	11,771.3	8,563.5
Mobile subscription revenue (b)	1,085.6	669.9	131.5
Total subscription revenue	15,615.6	12,441.2	8,695.0
B2B revenue (c)	1,517.9	986.9	467.9
Other revenue (b) (d)	1,114.8	1,046.1	767.9
Total revenue	$18,248.3	$14,474.2	$9,930.8
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $245.0 million, $175.2 million and $35.1 million during 2014, 2013 and 2012, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $204.1 million, $152.5 million and $59.7 million during 2014, 2013 and 2012, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, installation and carriage fee revenue.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2014	2013	2012
	in millions
European Operations Division:
U.K. (a)	$6,941.1	$3,653.7	$—
Germany	2,711.5	2,559.2	2,311.0
Belgium	2,279.4	2,185.9	1,918.0
Switzerland	1,414.4	1,332.1	1,259.8
The Netherlands (b)	1,498.5	1,242.4	1,229.1
Ireland	468.8	463.7	426.4
Poland	469.9	460.4	450.0
Austria	431.7	435.0	422.0
Hungary	310.2	313.8	298.9
The Czech Republic	221.0	248.9	253.4
Romania	173.3	163.8	149.4
Slovakia	74.5	74.6	70.5
Other	3.5	10.1	10.5
Total European Operations Division	16,997.8	13,143.6	8,799.0
Chile	898.5	991.6	940.6
Puerto Rico	306.1	297.2	145.5
Other, including intersegment eliminations	45.9	41.8	45.7
Total	$18,248.3	$14,474.2	$9,930.8
_______________

(a)	The amount presented for 2013 reflects the post-acquisition revenue of Virgin Media from June 8, 2013 through December 31, 2013.

(b)	The amount presented for 2014 reflects the post-acquisition revenue of Ziggo from November 12, 2014 through December 31, 2014.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2014	2013
	in millions
European Operations Division:
U.K.	$21,098.3	$23,570.6
The Netherlands	17,092.7	2,496.5
Germany	9,117.9	10,754.7
Switzerland	4,218.9	4,745.7
Belgium	4,149.5	4,737.4
Austria	1,082.0	1,216.1
Poland	983.5	1,178.5
Ireland	655.9	751.5
The Czech Republic	580.4	679.7
Hungary	535.7	640.6
Romania	209.1	226.0
Slovakia	110.5	131.0
Other (a)	540.1	506.4
Total European Operations Division	60,374.5	51,634.7
Puerto Rico	1,128.3	1,131.9
Chile	1,017.3	1,139.7
U.S. and other (b)	68.9	83.0
Total - continuing operations	62,589.0	53,989.3
Discontinued operation (c)	—	513.6
Total	$62,589.0	$54,502.9
_______________

(a)	Primarily represents long-lived assets of the European Operations Division’s central operations, which are located in the Netherlands.

(b)	Primarily represents the assets of our corporate offices.

(c)	At December 31, 2013, the long-lived assets of the Chellomedia Disposal Group are presented in long-term assets of discontinued operation in our consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(19)    Quarterly Financial Information (Unaudited)

	2014
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue	$4,533.7	$4,602.2	$4,497.2	$4,615.2
Operating income	$581.7	$669.5	$703.7	$273.3
Net earnings (loss) attributable to Liberty Global shareholders	$(78.8)	$(249.9)	$157.1	$(523.4)
Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 3)	$(0.10)	$(0.32)	$0.20	$(0.62)

	2013
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue	$2,671.9	$3,057.8	$4,276.5	$4,468.0
Operating income	$528.2	$445.1	$521.2	$517.6
Net loss attributable to Liberty Global shareholders	$(1.0)	$(11.6)	$(830.1)	$(121.2)
Basic and diluted loss attributable to Liberty Global shareholders per share (note 3)	$—	$(0.02)	$(1.04)	$(0.16)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

(20)    Subsequent Events

Overview

During the first quarter of 2015, we undertook the financing transactions described below in connection with certain internal reorganizations of our broadband and wireless communications businesses in Europe. These internal reorganizations include:

•
the transfer on February 12, 2015 of a controlling interest in UPC Broadband Ireland Ltd. and its subsidiaries from a subsidiary of UPC Holding to a subsidiary of Virgin Media (the UPC Ireland Transfer), with the remaining noncontrolling interest transferred to another subsidiary of Liberty Global outside the UPC Holding borrowing group; and

•
the planned first quarter 2015 internal reorganization of our broadband and wireless communications businesses in the Netherlands (the NL Reorganization), pursuant to which UPC Nederland and Ziggo and/or their successor companies and their subsidiaries will become indirect subsidiaries of Ziggo Group Holding B.V. (Ziggo Group Holding), a wholly-owned subsidiary of Liberty Global that was formed subsequent to December 31, 2014. Currently, UPC Nederland is a wholly-owned subsidiary of UPC Holding.

UPC Ireland Transfer
In contemplation of the UPC Ireland Transfer, certain subsidiaries of Virgin Media issued the following senior notes on January 28, 2015:

•	Virgin Media Secured Finance issued £300.0 million ($467.4 million) principal amount of 5.125% senior secured notes due January 15, 2025 (the 2025 VM 5.125% Senior Secured Notes); and

•
Virgin Media Finance issued (i) $400.0 million principal amount of 5.75% senior notes (the 2025 VM Dollar Senior Notes) and (ii) €460.0 million ($556.6 million) principal amount of 4.50% senior notes (the 2025 VM Euro Senior Notes and, together with the 2025 VM Dollar Senior Notes, the 2025 VM Senior Notes), each of which are due January 15, 2025.

A portion of the proceeds from the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes, along with a portion of the Proceeds Loans (as defined and described below) will ultimately be used to redeem (a) the full principal amount of the UPC Holding 8.375% Senior Notes, (b) the full principal amount of the UPCB Finance I Notes and (c) €560.0 million ($677.6 million) principal amount of the UPCB Finance II Notes, including the related redemption premiums.

The 2025 VM 5.125% Senior Secured Notes contain terms that are similar to the VM Senior Secured Notes with respect to ranking and covenant requirements and are guaranteed on the same basis as the VM Senior Secured Notes. The 2025 VM Senior Notes contain terms that are similar to the VM Senior Notes with respect to ranking and covenant requirements and are guaranteed on the same basis as the VM Senior Notes. For more information, see note 10.

Subject to the circumstances described below, the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes are non-callable until January 15, 2020. At any time prior to January 15, 2020, Virgin Media Secured Finance or Virgin Media Finance (as applicable) may redeem some or all of the 2025 VM 5.125% Senior Secured Notes and 2025 VM Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the first call date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Virgin Media Secured Finance or Virgin Media Finance (as applicable) may redeem some or all of the 2025 VM 5.125% Senior Secured Notes or the 2025 VM Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on January 15 of the years set forth below:

	Redemption price
Year	2025 VM 5.125% Senior Secured Notes	2025 VM Dollar Senior Notes	2025 VM Euro Senior Notes

2020	102.563%	102.875%	102.250%
2021	101.708%	101.917%	101.500%
2022	100.854%	100.958%	100.750%
2023 and thereafter	100.000%	100.000%	100.000%
Prior to January 15, 2020, during each 12-month period commencing on the date on which the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes are issued, each of Virgin Media Secured Finance or Virgin Media Finance may redeem up to 10% of the principal amount of the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes, respectively, at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest up to (but excluding) the redemption date.

In addition, for a period of six months from the date on which the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes are issued, Virgin Media Secured Finance or Virgin Media Finance may redeem the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes, respectively, at par.

If Virgin Media Secured Finance or Virgin Media Finance (as applicable) or the restricted subsidiaries (as specified in the indenture) sell certain assets, Virgin Media Secured Finance or Virgin Media Finance must offer to repurchase the 2025 VM 5.125% Senior Secured Notes or the 2025 VM Senior Notes, as applicable, at par, or if Virgin Media Communications or certain of its subsidiaries experience changes in control (as specified in the indenture) Virgin Media Secured Finance or Virgin Media Finance (as applicable) must offer to repurchase the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes at a redemption price of 101%.

NL Reorganization

In contemplation of the NL Reorganization, we formed two special purpose financing entities, Ziggo Bond Finance B.V. (Ziggo Bond Finance) and its subsidiary, Ziggo Secured Finance B.V. (Ziggo Secured Finance and, together with Ziggo Bond Finance, the Ziggo SPEs) for the primary purpose of facilitating (i) the issuance of the Ziggo SPE Notes and (ii) the creation of the New Ziggo Credit Facility (each as defined and described below). The Ziggo SPEs are wholly-owned by a Dutch foundation.

Ziggo SPE Notes. On January 29, 2015, Ziggo Bond Finance issued (i) $400.0 million aggregate principal amount of 5.875% senior notes (the Ziggo 2025 Dollar Senior Notes) and (ii) €400.0 million ($484.0 million) aggregate principal amount of 4.625% senior notes (the Ziggo 2025 Euro Senior Notes and, together with the Ziggo 2025 Dollar Senior Notes, the Ziggo 2025 Senior Notes), in each case due January 15, 2025.

On February 4, 2015, Ziggo Secured Finance issued €800.0 million ($968.1 million) aggregate principal amount of 3.750% senior secured notes (the Ziggo 2025 Senior Secured Notes and, together with the Ziggo 2025 Senior Notes, the Ziggo SPE Notes) due January 15, 2015.

Pending consummation of the NL Reorganization, the net proceeds of the Ziggo SPE Notes (the Escrowed Proceeds) were placed into certain escrow accounts. The release of the Escrowed Proceeds is subject to the satisfaction of certain conditions, including the certification that the NL Reorganization will be consummated within three business days following the release of the Escrowed Proceeds. If the conditions to the release of the Escrowed Proceeds have not been satisfied on or prior to July 31, 2015, the Ziggo SPE Notes will be subject to a special mandatory redemption (the Special Mandatory Redemption) at a redemption price equal to 100% of the aggregate initial issue price of the Ziggo SPE Notes plus accrued and unpaid interest from the issue date to such special mandatory redemption date and additional amounts, as specified in the applicable indenture, if any.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

Upon release of the Escrowed Proceeds (i) Ziggo Secured Finance will use the proceeds of the Ziggo 2025 Senior Secured Notes to fund one or more proceeds loans denominated in euro, in an aggregate amount equal to the principal amount of the Ziggo 2025 Senior Secured Notes (the Senior Secured Proceeds Loans) to one or two subsidiaries of Ziggo Group Holding in such capacity a Senior Secured Proceeds Loan Borrower), subject to the terms of a senior secured proceeds loan facility (the Senior Secured Proceeds Loan Facility) and (ii) Ziggo Bond Finance will use the proceeds of the Ziggo 2025 Senior Notes to fund one or more proceeds loans denominated in U.S. dollars, in an amount equal to the principal amount of the Ziggo 2025 Dollar Senior Notes, and one or more proceeds loans denominated in euro, in an amount equal to the principal amount of the Ziggo 2025 Euro Senior Notes (together, the Senior Proceeds Loans, and along with the Senior Secured Proceeds Loans, the Proceeds Loans) to one or two subsidiaries of Ziggo Group Holding (each in such capacity a Senior Proceeds Loan Borrower, and together with the Senior Secured Proceeds Loan Borrowers, the Proceeds Loan Borrowers), subject to the terms of a senior proceeds loan facility. A portion of the proceeds from the Proceeds Loans, along with a portion of the 2025 VM 5.125% Senior Secured Notes and the 2025 VM Senior Notes, will ultimately be used to redeem (a) the full principal amount of the UPC Holding 8.375% Senior Notes, (b) the full principal amount of the UPCB Finance I Notes and (c) €560.0 million ($677.6 million) principal amount of the UPCB Finance II Notes, including the related redemption premiums.

Each of the Ziggo SPEs is dependent on payments from the applicable Proceeds Loan Borrowers in order to service its payment obligations under the applicable Ziggo SPE Notes. None of the Proceeds Loan Borrowers or any of their respective subsidiaries guarantee or provide any credit support for the Ziggo SPEs’ obligations under the Ziggo SPE Notes, however certain subsidiaries of Ziggo Group Holding agreed to be bound by the covenants in the indentures governing the Ziggo SPE Notes. Although the Proceeds Loan Borrowers have no equity or voting interest in any of the Ziggo SPEs, each of the Proceeds Loans creates a variable interest in the respective Ziggo SPE for which the applicable Proceeds Loan Borrower is the primary beneficiary, as contemplated by GAAP. As such, the Proceeds Loan Borrowers and their parent entities, including Ziggo Group Holding and Liberty Global, are required by the provisions of GAAP to consolidate the Ziggo SPEs. Accordingly, the amounts outstanding under the Proceeds Loans will be eliminated in Liberty Global’s consolidated financial statements.

Subject to the Special Mandatory Redemption and the circumstances described above, the Ziggo SPE Notes are non-callable until January 15, 2020. At any time prior to January 15, 2020, Ziggo Secured Finance or Ziggo Bond Finance may redeem some or all of the Ziggo SPE Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the first call date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

Ziggo Secured Finance or Ziggo Bond Finance may redeem some or all of the Ziggo SPE Notes (as applicable) at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the redemption date, if redeemed during the twelve-month period commencing on January 15 of the years set forth below:

	Redemption price
Year	Ziggo 2025 Dollar Senior Notes	Ziggo 2025 Euro Senior Notes	Ziggo 2025 Senior Secured Notes

2020	102.938%	102.313%	101.875%
2021	101.958%	101.542%	101.250%
2022	100.979%	100.771%	100.625%
2023 and thereafter	100.000%	100.000%	100.000%
Prior to January 15, 2020, the Proceeds Loan Borrowers may instruct the applicable Ziggo SPE during each 12-month period commencing on the date on which the Ziggo 2025 Senior Secured Notes are issued, to redeem up to 10% of the principal amount of the Ziggo 2025 Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest up to (but excluding) the redemption date.

If Ziggo Secured Finance or Ziggo Bond Finance or the restricted subsidiaries experience changes in control (as specified in the applicable indenture) Ziggo Secured Finance or Ziggo Bond Finance (as applicable) must offer to repurchase the Ziggo SPE Notes at a redemption price of 101%.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2014, 2013 and 2012

The call provisions, maturity and applicable interest rate for each of the Proceeds Loans will be substantially the same as those of the applicable series of the Ziggo SPE Notes described above.

The Ziggo 2025 Senior Notes are senior obligations of Ziggo Bond Finance that rank equally in right of payment with all existing and future senior debt of Ziggo Bond Finance and senior to all existing and future subordinated debt of Ziggo Bond Finance that is not subordinated to the Ziggo 2025 Senior Notes. The Ziggo 2025 Senior Secured Notes are senior obligations of Ziggo Secured Finance that rank equally in right of payment with all existing and future senior debt of Ziggo Secured Finance and are senior to all existing and future subordinated debt of Ziggo Secured Finance that is not subordinated to the Ziggo 2025 Senior Secured Notes. Upon the release of the Escrowed Proceeds, the Ziggo SPE Notes will be secured by a first-ranking security interest over (i) all of the issued shares of the applicable Ziggo SPE and (ii) the applicable Ziggo SPE’s rights to and benefits from the applicable Proceeds Loans.

The Senior Secured Proceeds Loans will be senior obligations of the Senior Secured Proceeds Loan Borrowers. The Senior Secured Proceeds Loans will rank equally with all existing and future senior debt of the Senior Secured Proceeds Loan Borrowers and senior to all future subordinated debt of the Senior Secured Proceeds Loan Borrowers. The obligations of a Senior Secured Proceeds Loan Borrower under a Senior Secured Proceeds Loan will be guaranteed on a senior secured basis by the other Senior Secured Proceeds Loan Borrower that is not a borrower of such Senior Secured Proceeds Loan.

The Senior Proceeds Loans will be senior obligations of the Senior Proceeds Loan Borrowers. The Senior Proceeds Loans will rank equally with all existing and future senior debt of the Senior Proceeds Loan Borrowers and senior to all future subordinated debt of the Senior Proceeds Loan Borrowers. The obligations of a Senior Proceeds Loan Borrower under a Senior Proceeds Loan will be guaranteed on a senior basis by the other Senior Proceeds Loan Borrower that is not a borrower of such Senior Proceeds Loan.

New Ziggo Credit Facility. In connection with the NL Reorganization, lenders under the existing Facility AG under the UPC Broadband Holding Bank Facility agreed to roll €684.2 million ($827.9 million) into a new euro denominated term loan (Facility AJ) under the UPC Broadband Holding Bank Facility. The terms of Facility AJ will be substantially the same as the terms of Facility AG, except that the terms of Facility AJ will provide for the rollover of Facility AJ, upon completion of the NL Reorganization, into new term loans (the SPV Term Loans) under a new senior secured credit facility with Ziggo Secured Finance as the borrower (the New Ziggo Credit Facility). If the NL Reorganization is completed, Facility AJ will roll into the SPV Term Loans on a cashless basis (the SPV Credit Facility Rollover).  As a result of the SPV Credit Facility Rollover, one or more receivables will be created owing from UPC Nederland to Ziggo Secured Finance. These receivables will be funded on a cashless basis as one or more facilities (the Rollover Loans) subject to the terms of the Senior Secured Proceeds Loan Facility. The New Ziggo Credit Facility, if entered into, will rank equally with the Ziggo 2025 Senior Secured Notes, including with respect to the proceeds of enforcement of the Notes Collateral, and the Rollover Loans will rank equally with the Senior Secured Proceeds Loans.

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2015.

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
We intend to file our definitive proxy statement for our 2015 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2015.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The capitalized terms used in Item 12 of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries. The following table sets forth information as of December 31, 2014 with respect to our ordinary shares that are authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Liberty Global 2014 Incentive Plan (3):
Liberty Global Class A ordinary shares	2,088,604	$40.94	89,582,279
Liberty Global Class C ordinary shares	4,180,201	$39.12
Liberty Global 2014 Director Incentive Plan (4):
Liberty Global Class A ordinary shares	78,677	$42.54	9,745,984
Liberty Global Class C ordinary shares	157,346	$40.86
Liberty Global 2005 Incentive Plan (5):
Liberty Global Class A ordinary shares	6,044,868	$29.31	—
Liberty Global Class C ordinary shares	18,085,297	$28.08
Liberty Global 2005 Director Incentive Plan (5):
Liberty Global Class A ordinary shares	410,368	$18.98	—
Liberty Global Class C ordinary shares	1,199,864	$18.67
VM Incentive Plan (5):
Liberty Global Class A ordinary shares	1,500,479	$19.60	—
Liberty Global Class C ordinary shares	3,378,777	$20.14
Equity compensation plans not approved by security holders:
None	—		—
Totals:
Liberty Global Class A ordinary shares	10,122,996		99,328,263
Liberty Global Class C ordinary shares	27,001,485
 ____________

(1)
This table includes SARs with respect to 5,607,988 and 14,689,045 Liberty Global Class A and Class C ordinary shares, respectively, and PSARs with respect to 2,788,749 and 8,366,248 Liberty Global Class A and Class C ordinary shares, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the underlying class of Liberty Global ordinary shares or in certain cases, if lower, a specified price, may be paid in shares of the applicable class of Liberty Global ordinary shares. Based upon the respective market prices of Liberty Global Class A and Class C ordinary shares at December 31, 2014 and excluding any related tax effects, 2,137,152 and 6,026,872 Liberty Global Class A and Class C ordinary shares, respectively, would have been issued if all outstanding SARs had been exercised on December 31, 2014. For further information, see note 13 to our consolidated financial statements.

III-2

(2)
In addition to the option, SAR and PSAR information included in this table, there are outstanding under the various incentive plans RSU awards (including PSUs and PGUs) with respect to an aggregate of 2,554,963 Liberty Global Class A ordinary shares, 1,000,000 Liberty Global Class B ordinary shares and 3,829,770 Liberty Global Class C ordinary shares.

(3)
The Liberty Global 2014 Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B or Class C ordinary shares subject to a single aggregate limit of 100 million shares (of which no more than 50 million shares may consist of Class B shares), subject to anti-dilution adjustments. As of December 31, 2014, an aggregate of 89,582,279 ordinary shares were available for issuance pursuant to the incentive plan. For further information, see note 13 to our consolidated financial statements.

(4)
The Liberty Global 2014 Nonemployee Director Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B or Class C ordinary shares subject to a single aggregate limit of 10 million shares, subject to anti-dilution adjustments. As of December 31, 2014, an aggregate of 9,745,984 ordinary shares were available for issuance pursuant to the Liberty Global 2014 Nonemployee Director Incentive Plan. For further information, see note 13 to our consolidated financial statements.

(5)
On January 30, 2014, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global 2005 Incentive Plan, the Liberty Global 2005 Director Incentive Plan or the VM Incentive Plan.

III-3

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-76 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Global plc Condensed Balance Sheets as of December 31, 2014 and 2013 (Parent Company Only)	IV-9
Liberty Global plc Condensed Statements of Operations for the year ended December 31, 2014 and the period from June 8, 2013 to December 31, 2013 (Parent Company Only)	IV-10
Liberty Global plc Condensed Statements of Cash Flows for the year ended December 31, 2014 and the period from June 8, 2013 to December 31, 2013 (Parent Company Only)	IV-11
Liberty Global, Inc. Condensed Statements of Operations for the period from January 1, 2013 through June 7, 2013 and the year ended December 31, 2012 (Parent Company Only)	IV-12
Liberty Global, Inc. Condensed Statements of Cash Flows for the period from January 1, 2013 through June 7, 2013 and the year ended December 31, 2012 (Parent Company Only)	IV-13
Schedule II - Valuation and Qualifying Accounts	IV-14
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent or Less Owned Persons:
Ziggo N.V.:
Report of Independent Auditors’	IV-15
Consolidated Balance Sheet as of December 31, 2013	IV-16
Consolidated Statement of Income for the year ended December 31, 2013	IV-18
Consolidated Statement of Comprehensive Income for the year ended December 31, 2013	IV-19
Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2013	IV-20
Consolidated Statement of Cash Flows for the year ended December 31, 2013	IV-21
Notes to Consolidated Financial Statements	IV-22

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

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

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among LGI, Virgin Media, Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

3 -- Articles of Incorporation and Bylaws:
3.1
Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2013 (File No. 001-35961) (the June 7, 2013 8-K)).

4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to LGI’s Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360) (the LGI 2011 10-K)).

4.2
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.3
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the LGI’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360)).

4.4
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the LGI January 2011 8-K)).

4.5
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the LGI January 2011 8-K).

4.6
Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the LGI February 2011 8-K)).

4.7
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the LGI February 2011 8-K).

4.8
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the LGI 2011 10-K).

4.9
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the LGI 2011 10-K).

4.10
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

4.11
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.12
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

4.13
Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed May 16, 2013 (File No. 000-51360)).

4.14
Additional Facility AI2 Accession Agreement, dated November 19, 2014, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and the Additional Facility AI Lender listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 21, 2014 (File No. 001-35961)).

4.15
Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

4.16
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the LGI June 2009 8-K)).

4.17
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the LGI June 2009 8-K).

4.18
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to LGI’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.19
Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to LGI’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the LGI 2010 10-K)).

4.20
Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the LGI 2010 10-K).

4.21
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

4.22
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 29, 2011 (File No. 000-51360)).

4.23
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the LGI November 5, 2012 10-Q)).

4.24
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.3 to the LGI November 5, 2012 10-Q).

4.25
Telenet Additional Facility W Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility W Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 15, 2014 (File No.001-35961) (the April 15, 2014 8-K)).

4.26
Telenet Additional Facility Y Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility Y Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the April 15, 2014 8-K).

4.27
Telenet Additional Facility X Accession Agreement, dated April 11, 2014, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility X Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.3 to the April 15, 2014 8-K).

4.28
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360)).

4.29
Indenture dated December 17, 2014 between Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon as New York paying agent and New York transfer agent, The Bank of New York Mellon (Luxembourg) S.A. as registar and Credit Suisse AG, London Branch, as security trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed December 18, 2014 (File No. 001-35961)).

4.30
Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on April 16, 2008 (File No. 000-50886) (the Virgin Media April 2008 8-K)).

4.31
Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Virgin Media April 2008 8-K).

4.32
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.33
Second Supplemental Indenture, dated as of March 3, 2014, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2014 (File No. 001-35961) (the May 6, 2014 10-Q)).

4.34
Registration Agreement dated as of March 14, 2014, by and between the Registrant and Inversiones Corp Comm 2 SpA (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed March 14, 2014 (File No. 333-194555)).

4.35
Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on March 3, 2011 (File No. 000-50886)).

4.36
Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K/A filed February 27, 2013 (File No. 000-51360) (the LGI February 2013 8-K/A)).

4.37
Indenture, dated as of February 22, 2013, among Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the LGI February 2013 8-K/A).

4.38
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.50% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.39
Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.40
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5⅜% Senior Secured Notes and 6.00% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.41
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.42
First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media and The Bank of New York Mellon, as trustee and paying agent, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6⅜% Senior Notes and 7.00% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.43
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media and the lenders thereto (the VMF Senior Facilities Agreement) (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.44
Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

4.45
Virgin Additional Facility D Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility D Lenders, under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2014 (File No. 001-35961) (the April 23, 2014 8-K)).

4.46
Virgin Additional Facility E Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility E Lenders, under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.2 to the April 23, 2014 8-K).

4.47
Indenture dated March 28, 2014 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed April 3, 2014 (File No. 001-35961)).

4.48
Indenture dated January 28, 2015 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A., as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 3, 2015 (File No. 001-35961) (the February 3, 2015 8-K/A)).

4.49
Indenture dated January 28, 2015 between Virgin Media Finance PLC, The Bank of New York Mellon, London Branch, as trustee and principal paying agent, The Bank of Mellon as paying agent and Dollar Notes transfer agent and registrar and The Bank of New York Mellon (Luxembourg) S.A., as Euro Notes registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the February 3, 2015 8-K/A).

4.50
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.51
Indenture dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.52
Indenture dated January 29, 2015 between Ziggo Bond Finance B.V., Deutsche Trustee Company Limited as trustee and security trustee, Deutsche Bank Trust Company Americas as Dollar Notes paying agent, registrar and transfer agent, Deutsche Bank AG London Branch as Euro Notes paying agent and Deutsche Bank Luxembourg S.A. as Euro Notes registrar and transfer agent (incorporated by reference to Exhibit 4.3 to the February 3, 2015 8-K/A).

4.53
Indenture dated February 4, 2015 between Ziggo Secured Finance B.V., Deutsche Trustee Company Limited as trustee and security trustee, Deutsche Bank AG London Branch as paying agent and Deutsche Bank Luxembourg S.A. as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 10, 2015 (File No. 001-35961)).

4.54
Senior Facilities Agreement, dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014, between, among others, Amsterdamse Beheer-En Consultingmaatschappij B.V., Ziggo B.V., certain subsidiaries of Ziggo, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch as global coordinators, and the other lenders thereto (the Ziggo Senior Facilities Agreement).*

4.55	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:
10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).
10.2
Liberty Global 2014 Incentive Plan (Effective March 1, 2014) (the Incentive Plan) (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed December 19, 2013 (File No. 001-35961) (the 2013 Proxy Statement)).

10.3	Liberty Global 2014 Nonemployee Director Incentive Plan (Effective March 1, 2014) (the Director Plan) (incorporated by reference to Appendix B to the 2013 Proxy Statement).
10.4	Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 6, 2014 10-Q).
10.5
Form of Non-Qualified Share Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2014 (File No. 001-35961) (the August 5, 2014 10-Q)).

10.6	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.4 to the August 5, 2014 10-Q).
10.7	Form of Share Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 5, 2014 10-Q).
10.8	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the August 5, 2014 10-Q).

10.9	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the 2005 Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).
10.10
Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the 2005 Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).

10.11	Virgin Media 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).
10.12
Form of Non-Qualified Share Option Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 1, 2013 (File No. 001-35961) (the August 1, 2013 10-Q)).

10.13
Liberty Global Compensation Policy for Nonemployee Directors effective June 26, 2014 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed April 30, 2014 (File No. 001-35961)).

10.14	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).
10.15	Form of the Non-Qualified Stock Option Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 to the LGI 2010 10-K).
10.16
Form of Stock Appreciation Rights Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.3 to LGI’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the LGI May 7, 2008 10-Q)).

10.17	Form of Restricted Shares Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.4 to the LGI 2010 10-K).
10.18	Form of Restricted Share Units Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the LGI May 7, 2008 10-Q).
10.19	Form of Restricted Shares Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.8 to the LGI 2011 10-K).
10.20	Form of Restricted Share Units Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.2 to LGI’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).
10.21
Liberty Global Challenge Performance Award Program for executive officers under the 2005 Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed June 28, 2013 (File No. 001-35961)).

10.22	Form of Performance Share Appreciation Rights Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 1, 2013 10-Q).
10.23
Liberty Global 2014 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 4, 2014 (File No. 001-35961) (the April 4, 2014 8-K)).

10.24
Liberty Global 2014 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2014 8-K).

10.25
Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the LGI’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 4, 2013 8-K)).

10.26
Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the 2005 Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2013 8-K).

10.27
Form of Performance Share Units Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.5 to LGI’s Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the LGI May 4, 2011 10-Q)).

10.28
Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.18 to LGI’s Annual Report on Form 10-K/A filed February 13, 2013 (File No. 000-51360) (the LGI 2012 10-K)).

10.29	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the LGI 2012 10-K).
10.30	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the LGI 2012 10-K).
10.31	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2013) (incorporated by reference to Exhibit 10.25 to the 2013 10-K).
10.32	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the 2013 10-K).
10.33	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the LGI May 4, 2011 10-Q).
10.34	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.29 to the LGI 2012 10-K).

10.35	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.30 to the LGI 2012 10-K).
10.36	Employment Agreement dated as of April 30, 2014, by and among the Registrant, LGI and Michael T. Fries (incorporated by reference to Exhibit 10.7 to the May 6, 2014 10-Q).
10.37
Form of Performance Grant Award Agreement under the Incentive Plan dated as of April 30, 2014, between the Registrant and Michael T. Fries (incorporated by reference to Exhibit 10.8 to the May 6, 2014 10-Q).

10.38
Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to LGI’s Annual Report on Form 10-K filed February 24, 2010) (File No. 000-51360)).

10.39	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the LGI 2010 10-K).
10.40
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (incorporated by reference to Exhibit 10.2 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-50886)).

10.41
Amendment Letter No. 1, dated February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.5 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 8, 2007 (File No. 000-50886)).

10.42
Amendment Letter No. 2, dated October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.6 to Virgin Media’s Quarterly Report on form 10-Q filed on November 8, 2007 (File No. 000-50886)).

10.43
Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (incorporated by reference to Exhibit 10.83 to Virgin Media’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 000-50886)).

10.44
Merger Protocol dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of Ernst & Young Accountants LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 -- Section 1350 Certification **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
________________

*     Filed herewith
**     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	February 12, 2015	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 12, 2015
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 12, 2015
Michael T. Fries

/s/ ANDREW J. COLE	Director	February 12, 2015
Andrew J. Cole

/s/ JOHN P. COLE	Director	February 12, 2015
John P. Cole

/s/ MIRANDA CURTIS	Director	February 12, 2015
Miranda Curtis

/s/ JOHN W. DICK	Director	February 12, 2015
John W. Dick

/s/ PAUL A. GOULD	Director	February 12, 2015
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 12, 2015
Richard R. Green

/s/ DAVID E. RAPLEY	Director	February 12, 2015
David E. Rapley

/s/ LARRY E. ROMRELL	Director	February 12, 2015
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	February 12, 2015
J.C. Sparkman

/s/ J. DAVID WARGO	Director	February 12, 2015
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Co-Chief Financial	February 12, 2015
Charles H.R. Bracken	Officer (Principal Financial Officer)

/s/ BERNARD G. DVORAK	Executive Vice President and Co-Chief Financial	February 12, 2015
Bernard G. Dvorak	Officer (Principal Accounting Officer)

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2014	2013
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$36.7	$290.7
Interest receivables — related-party	448.7	247.1
Other receivables — related-party	157.8	260.4
Current notes receivable — related-party	5,666.8	—
Other current assets	7.5	9.6
Total current assets	6,317.5	807.8
Long-term notes receivable — related-party	9,656.9	9,557.6
Investments in consolidated subsidiaries, including intercompany balances	750.0	1,742.8
Other assets, net	4.2	3.0
Total assets	$16,728.6	$12,111.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46.4	$11.4
Other payables — related-party	105.3	47.1
Debt — related-party	679.2	—
Accrued liabilities and other	16.0	6.7
Total current liabilities	846.9	65.2
Long-term notes payable — related-party	18.9	18.6
Other long-term liabilities — related-party	1,146.6	—
Other long-term liabilities	1.7	1.6
Total liabilities	2,014.1	85.4
Commitments and contingencies
Shareholders’ equity:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 251,167,686 and 222,081,117 shares, respectively	2.5	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,139,184 and 10,147,184 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 630,353,372 and 556,221,669 shares, respectively	6.3	5.6
Additional paid-in capital	17,070.8	12,809.4
Accumulated deficit	(4,007.6)	(3,312.6)
Accumulated other comprehensive earnings, net of taxes	1,646.6	2,528.8
Treasury shares, at cost	(4.2)	(7.7)
Total shareholders’ equity	14,714.5	12,025.8
Total liabilities and shareholders’ equity	$16,728.6	$12,111.2

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

		Period from
		June 8,
	Year ended	2013 through
	December 31,	December 31,
	2014	2013
	in millions
Operating costs and expenses:
Selling, general and administrative (including share-based compensation)	$43.0	$9.7
Related-party fees and allocations	151.8	54.9
Other operating expenses	3.5	—
Operating loss	(198.3)	(64.6)
Non-operating income (expense):
Interest income, net	812.1	468.3
Realized and unrealized gains (losses) on derivative instruments, net	13.7	(4.5)
Foreign currency transaction losses, net	(58.2)	—
Other expense, net	(8.1)	—
	759.5	463.8
Earnings before income taxes and equity in losses of consolidated subsidiaries, net	561.2	399.2
Equity in losses of consolidated subsidiaries, net	(1,120.8)	(1,306.3)
Income tax expense	(135.4)	(105.8)
Net loss	$(695.0)	$(1,012.9)

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

		Period from
		June 8,
	Year ended	2013 through
	December 31,	December 31,
	2014	2013
	in millions
Cash flows from operating activities:
Net loss	$(695.0)	$(1,012.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of consolidated subsidiaries, net	1,120.8	1,306.3
Share-based compensation expense	20.2	3.5
Related-party fees and allocations	151.8	54.9
Other operating expenses	3.5	—
Realized and unrealized losses (gains) on derivative instruments, net	(13.7)	4.5
Foreign currency transaction losses, net	58.2	—
Deferred income tax benefit	(3.6)	(0.4)
Changes in operating assets and liabilities:
Receivables and other operating assets	0.2	(104.9)
Payables and accruals	(65.3)	2.6
Net cash provided by operating activities	577.1	253.6

Cash flows from investing activities:
Distributions and advances from subsidiaries and affiliates, net	(368.3)	949.0
Other investing activities, net	1.8	(11.3)
Net cash provided (used) by investing activities	(366.5)	937.7

Cash flows from financing activities:
Repurchase of Liberty Global shares	(1,584.9)	(971.8)
Borrowings of related-party debt	1,221.5	—
Repayments of related-party debt	(542.3)	—
Proceeds received from subsidiaries in connection with the issuance of Liberty Global shares	435.1	—
Proceeds from issuance of Liberty Global shares upon exercise of stock options	54.8	78.1
Proceeds (payments) associated with call option contracts, net	(41.7)	4.1
Other financing activities, net	(6.6)	(11.0)
Net cash used by financing activities	(464.1)	(900.6)

Effect of exchange rate changes on cash	(0.5)	—

Net increase (decrease) in cash and cash equivalents	(254.0)	290.7
Cash and cash equivalents:
Beginning of period	290.7	—
End of period	$36.7	$290.7

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Period from
	January 1,
	2013 through	Year ended
	June 7,	December 31,
	2013	2012
	in millions

Operating costs and expenses:
Selling, general and administrative (including stock-based compensation)	$43.5	$98.1
Depreciation and amortization	0.3	0.8
Other operating charges	48.1	—
Operating loss	(91.9)	(98.9)
Non-operating expense:
Interest expense, net	(0.7)	(0.1)
Other expense, net	(0.1)	(0.5)
	(0.8)	(0.6)
Loss before income taxes and equity in earnings of consolidated subsidiaries, net	(92.7)	(99.5)
Equity in earnings of consolidated subsidiaries, net	120.0	390.7
Income tax benefit	21.7	31.6
Net earnings	$49.0	$322.8

LIBERTY GLOBAL, INC.
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Period from
	January 1,
	2013 through	Year ended
	June 7,	December 31,
	2013	2012
	in millions
Cash flows from operating activities:
Net earnings	$49.0	$322.8
Adjustments to reconcile net earnings to net cash used by operating activities:
Equity in earnings of consolidated subsidiaries, net	(120.0)	(390.7)
Stock-based compensation expense	11.5	33.0
Depreciation and amortization	0.3	0.8
Other operating charges	48.1	—
Deferred income tax expense (benefit)	(21.9)	111.7
Excess tax benefits from stock-based compensation	—	(2.6)
Changes in operating assets and liabilities:
Receivables and other operating assets	(7.2)	(27.1)
Payables and accruals	(23.8)	(71.4)
Net cash used by operating activities	(64.0)	(23.5)

Cash flows from investing activities:
Distributions and advances from subsidiaries and affiliates, net	163.1	855.1
Capital expenditures	(0.7)	(2.0)
Net cash provided by investing activities	162.4	853.1

Cash flows from financing activities:
Repurchase of LGI common stock	(185.4)	(970.3)
Proceeds (payments) related to call option contracts for LGI common stock	55.5	(52.1)
Payment of net settled employee withholding taxes on stock incentive awards	(13.1)	(22.1)
Proceeds from issuance of LGI common stock upon exercise of stock options	2.9	25.6
Excess tax benefits from stock-based compensation	—	2.6
Net cash used by financing activities	(140.1)	(1,016.3)
Net decrease in cash and cash equivalents	(41.7)	(186.7)
Cash and cash equivalents:
Beginning of period	69.4	256.1
End of period	$27.7	$69.4

LIBERTY GLOBAL PLC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables
	Balance at beginning of period	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Disposals/ discontinued operations	Balance at end of period
	in millions
Year ended December 31:
2012	$144.0	66.4	4.0	(113.6)	2.2	—	$103.0
2013	$103.0	113.3	12.9	(98.1)	1.7	(10.2)	$122.6
2014	$122.6	119.1	7.9	(120.5)	(13.0)	—	$116.1

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

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	€88.2
Deferred revenue	120.2
Accrued value-added taxes	43.7
Accrued interest	38.8
Other accrued and current liabilities (note 3)	100.2
Total current liabilities	391.1
Long-term debt and capital lease obligations (note 6)	3,107.8
Deferred tax liability (note 7)	125.0
Other long-term liabilities (note 3)	42.2
Total liabilities	3,666.1

Commitments and contingencies (notes 3, 6 and 10)

Shareholders’ equity (note 8):
Ordinary shares, €1.00 nominal value. Authorized 800,000,000 shares; issued and outstanding 200,000,000 and 199,998,194 shares, respectively	200.0
Additional paid-in capital	3,205.0
Accumulated deficit	(2,433.7)
Accumulated other comprehensive loss, net of taxes	(0.9)
Total shareholders’ equity	970.4
Total liabilities and shareholders’ equity	€4,636.5

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

ZIGGO N.V.
Notes to Consolidated Financial Statements
December 31, 2013

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

2.2
Amendment No. 1, dated as of March 6, 2013, to the Agreement and Plan of Merger, dated as of February 5, 2013, among LGI, Virgin Media, Liberty Global Corporation Limited (formerly named Lynx Europe Limited), Lynx US MergerCo 1 LLC, Lynx US MergerCo 2 LLC, Viper US MergerCo 1 LLC and Viper US MergerCo 2 LLC (incorporated by reference to Exhibit 2.1 to LGI’s Current Report on Form 8-K filed March 8, 2013 (File No. 000-51360)).

3 -- Articles of Incorporation and Bylaws:
3.1
Articles of Association of Liberty Global plc, adopted by Special Resolutions passed on May 30, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2013 (File No. 001-35961) (the June 7, 2013 8-K)).

4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Deed of Amendment and Restatement, dated May 10, 2006, among UPC Broadband Holding BV (UPC Broadband Holding) and UPC Financing Partnership (UPC Financing) as Borrowers, the guarantors listed therein, and the Senior Hedging Banks listed therein, with Toronto Dominion (Texas) LLC as Facility Agent, and TD Bank Europe Limited as Existing Security Agent, amending and restating the senior secured credit agreement originally dated January 16, 2004, as amended and restated from time to time among the Borrower, the guarantors as defined therein, the Facility Agent and the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Exhibit 4.4 to LGI’s Annual Report on Form 10-K filed February 22, 2012 (File No. 000-51360) (the LGI 2011 10-K)).

4.2
Amendment Letter dated June 9, 2009, among UPC Broadband Holding and UPC Financing as Borrowers, Toronto Dominion (Texas) LLC, as Facility Agent, and the guarantors listed therein to the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 10, 2009 (File No. 000-51360)).

4.3
Additional Facility V Accession Agreement, dated January 20, 2010, among UPC Financing as Borrower, UPC Broadband Holding, Toronto Dominion (Texas) LLC as Facility Agent, TD Bank Europe Limited as Security Agent, and UPCB Finance Limited as an Additional Facility V Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.4 to the LGI’s Current Report on Form 8-K filed January 21, 2010 (File No. 000-51360)).

4.4
Indenture dated January 31, 2011, among UPCB Finance II Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 1, 2011 (File No. 000-51360) (the LGI January 2011 8-K)).

4.5
Additional Facility Y Accession Agreement, dated January 31, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance II Limited as an Additional Facility Y Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the LGI January 2011 8-K).

4.6
Indenture dated February 16, 2011, among UPCB Finance III Limited, The Bank of New York Mellon as trustee, registrar, transfer agent, principal paying agent and security agent, and The Bank of New York Mellon, London Branch, as Transparency Directive Agent (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed February 17, 2011 (File No. 000-51360) (the LGI February 2011 8-K)).

4.7
Additional Facility Z Accession Agreement, dated February 16, 2011, among UPC Financing as Borrower, UPC Broadband Holding, The Bank of Nova Scotia as Facility Agent and Security Agent and UPCB Finance III Limited as an Additional Facility Z Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the LGI February 2011 8-K).

4.8
Additional Facility AC Accession Agreement, dated November 16, 2011, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance V Limited, as an Additional Facility AC Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.47 to the LGI 2011 10-K).

4.9
Additional Facility AD Accession Agreement, dated February 7, 2012, among UPC Financing Partnership, as Borrower, UPC Broadband Holding BV, The Bank of Nova Scotia, as Facility Agent and Security Agent, and UPCB Finance VI Limited, as an Additional Facility AD Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.48 to the LGI 2011 10-K).

4.10
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

4.11
Additional Facility AH Accession Agreement, dated April 19, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AH Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed April 23, 2013) (File No. 000-51360)).

4.12
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

4.13
Additional Facility AI Accession Agreement, dated May 14, 2013, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and each of the Additional Facility AI Lenders listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed May 16, 2013 (File No. 000-51360)).

4.14
Additional Facility AI2 Accession Agreement, dated November 19, 2014, among UPC Financing Partnership, The Bank of Nova Scotia as Facility Agent and Security Agent and the Additional Facility AI Lender listed in Schedule 1 thereto, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed November 21, 2014 (File No. 001-35961)).

4.15
Amendment and Restatement Letter dated October 15, 2013, among The Bank of Nova Scotia, as Facility Agent, UPC Broadband Holding B.V., UPC Financing Partnership, as Borrowers, and the Guarantors listed therein (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed October 21, 2013 (File No. 001-35961)).

4.16
€2,300,000,000 Credit Agreement, originally dated August 1, 2007, and as amended and restated by supplemental agreements dated August 22, 2007, September 11, 2007, October 8, 2007 and June 23, 2009, among Telenet Bidco NV (now known as Telenet NV) as Borrower, Toronto Dominion (Texas) LLC as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank NV as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed June 26, 2009 (File No. 000-51360) (the LGI June 2009 8-K)).

4.17
Supplemental Agreement dated June 23, 2009, between Telenet Bidco NV (now known as Telenet NV) and Toronto Dominion (Texas) LLC as Facility Agent relating to the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the LGI June 2009 8-K).

4.18
Supplemental Agreement to the Telenet Credit Facility, dated October 4, 2010, among, inter alia, Telenet NV as Guarantor, and Security Provider and The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.8 to LGI’s Current Report on Form 8-K filed October 8, 2010 (File No. 000-51360)).

4.19
Additional Facility M Accession Agreement, dated November 3, 2010, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance Luxembourg S.C.A. as an additional Facility M Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.50 to LGI’s Annual Report on Form 10-K filed February 24, 2011 (File No. 000-51360) (the LGI 2010 10-K)).

4.20
Additional Facility O Accession Agreement, dated February 15, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and Telenet Finance III Luxembourg S.C.A. as an additional Facility O Lender, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.52 to the LGI 2010 10-K).

4.21
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

4.22
Telenet Additional Facility S Accession Agreement, dated July 29, 2011, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility S Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K filed July 29, 2011 (File No. 000-51360)).

4.23
Telenet Additional Facility U Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility U Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to LGI’s Quarterly Report on Form 10-Q filed November 5, 2012 (File No. 000-51360) (the LGI November 5, 2012 10-Q)).

4.24
Telenet Additional Facility V Accession Agreement, dated August 16, 2012, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as additional Facility V Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.3 to the LGI November 5, 2012 10-Q).

4.25
Telenet Additional Facility W Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility W Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed April 15, 2014 (File No.001-35961) (the April 15, 2014 8-K)).

4.26
Telenet Additional Facility Y Accession Agreement, dated April 9, 2014, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility Y Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.2 to the April 15, 2014 8-K).

4.27
Telenet Additional Facility X Accession Agreement, dated April 11, 2014, among, inter alia, Telenet International as Borrower, Telenet NV and Telenet International as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility X Lenders, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.3 to the April 15, 2014 8-K).

4.28
Senior Indenture dated May 4, 2012, between Unitymedia GmbH, The Bank of New York Mellon, London Branch and Credit Suisse, London Branch (relating to the UM Senior Exchange Notes) (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K filed May 8, 2012 (File No. 000-51360)).

4.29
Indenture dated December 17, 2014 between Unitymedia Hessen GmbH & Co. KG, Unitymedia NRW GmbH, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon as New York paying agent and New York transfer agent, The Bank of New York Mellon (Luxembourg) S.A. as registar and Credit Suisse AG, London Branch, as security trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed December 18, 2014 (File No. 001-35961)).

4.30
Indenture for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media Inc. and The Bank of New York, as trustee (including form of 6.50% Convertible Senior Note due 2016) (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on April 16, 2008 (File No. 000-50886) (the Virgin Media April 2008 8-K)).

4.31
Registration Rights Agreement for 6.50% Convertible Senior Notes due 2016, dated as of April 16, 2008, between Virgin Media and Goldman, Sachs & Co., Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.2 to the Virgin Media April 2008 8-K).

4.32
Supplemental Indenture, dated as of June 7, 2013, among Liberty Global plc, Viper US MergerCo 1 Corp. (now known as Virgin Media) and The Bank of New York Mellon, as Trustee, to the Indenture dated as of April 16, 2008 for 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed June 12, 2013 (File No. 001-35961) (the June 12, 2013 8-K)).

4.33
Second Supplemental Indenture, dated as of March 3, 2014, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 6, 2014 (File No. 001-35961) (the May 6, 2014 10-Q)).

4.34
Registration Agreement dated as of March 14, 2014, by and between the Registrant and Inversiones Corp Comm 2 SpA (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 filed March 14, 2014 (File No. 333-194555)).

4.35
Indenture, dated as of March 3, 2011, among Virgin Media Secured Finance PLC, the guarantors party thereto, The Bank of New York Mellon as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg paying agent (incorporated by reference to Exhibit 4.1 to Virgin Media’s Current Report on Form 8-K filed on March 3, 2011 (File No. 000-50886)).

4.36
Indenture dated February 22, 2013, between, among others, Lynx I Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.1 to LGI’s Current Report on Form 8-K/A filed February 27, 2013 (File No. 000-51360) (the LGI February 2013 8-K/A)).

4.37
Indenture, dated as of February 22, 2013, among Lynx II Corp., as issuer, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent and The Bank of New York Mellon, as paying agents and Newco security trustee (incorporated by reference to Exhibit 4.2 to the LGI February 2013 8-K/A).

4.38
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC, Virgin Media and The Bank of New York Mellon as trustee, to the Indenture dated as of March 3, 2011 for Virgin Media 5.25% Senior Secured Notes and 5.50% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.12 to the June 12, 2013 8-K).

4.39
Accession Agreement, dated as of June 7, 2013, among Virgin Media Secured Finance PLC, as acceding issuer, Lynx I Corp. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.13 to the June 12, 2013 8-K).

4.40
First Supplemental Indenture, dated as of June 7, 2013, between, among others, Virgin Media Secured Finance PLC and The Bank of New York Mellon, as trustee, to the Indenture dated as of February 22, 2013 for Lynx I Corp. 5⅜% Senior Secured Notes and 6.00% Senior Secured Notes each due 2021 (incorporated by reference to Exhibit 4.15 to the June 12, 2013 8-K).

4.41
Accession Agreement, dated as of June 7, 2013, among Lynx II Corp., Virgin Media Finance PLC and The Bank of New York Mellon, as trustee and paying agent (incorporated by reference to Exhibit 4.16 to the June 12, 2013 8-K).

4.42
First Supplemental Indenture, dated June 7, 2013, between, among others, Virgin Media Finance PLC, Virgin Media and The Bank of New York Mellon, as trustee and paying agent, to the Indenture dated as of February 22, 2013 Lynx II Corp. 6⅜% Senior Notes and 7.00% Senior Notes each due 2023 (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.43
Senior Facilities Agreement, dated as of June 7, 2013, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media and the lenders thereto (the VMF Senior Facilities Agreement) (incorporated by reference to Exhibit 4.19 to the June 12, 2013 8-K).

4.44
Amendment, dated June 14, 2013, to the Senior Facilities Agreement, between, among others, Virgin Media Investment Holdings Limited, certain other subsidiaries of Virgin Media and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 21, 2013 (File No. 001-35961)).

4.45
Virgin Additional Facility D Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility D Lenders, under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 23, 2014 (File No. 001-35961) (the April 23, 2014 8-K)).

4.46
Virgin Additional Facility E Accession Agreement, dated April 17, 2014, among, inter alia, Virgin Media SFA Finance Limited as Borrower, certain other subsidiaries of Virgin Media, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility E Lenders, under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.2 to the April 23, 2014 8-K).

4.47
Indenture dated March 28, 2014 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as trustee, transfer agent and principal paying agent, The Bank of New York Mellon as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed April 3, 2014 (File No. 001-35961)).

4.48
Indenture dated January 28, 2015 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as trustee and paying agent and The Bank of New York Mellon (Luxembourg) S.A., as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 3, 2015 (File No. 001-35961) (the February 3, 2015 8-K/A)).

4.49
Indenture dated January 28, 2015 between Virgin Media Finance PLC, The Bank of New York Mellon, London Branch, as trustee and principal paying agent, The Bank of Mellon as paying agent and Dollar Notes transfer agent and registrar and The Bank of New York Mellon (Luxembourg) S.A., as Euro Notes registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the February 3, 2015 8-K/A).

4.50
Registration Rights Agreement dated November 18, 2009, between the Registrant, SPO Partners II, L.P. and San Francisco Partners, L.P. (incorporated by reference to Exhibit 4.2 to LGI’s Current Report on Form 8-K/A filed November 19, 2009 (File No. 000-51360)).

4.51
Indenture dated January 24, 2014, between VTR Finance B.V., the Bank of New York Mellon, London Branch, as trustee and security agent, and the Bank of New York Mellon as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 24, 2014 (File No. 001-35961)).

4.52
Indenture dated January 29, 2015 between Ziggo Bond Finance B.V., Deutsche Trustee Company Limited as trustee and security trustee, Deutsche Bank Trust Company Americas as Dollar Notes paying agent, registrar and transfer agent, Deutsche Bank AG London Branch as Euro Notes paying agent and Deutsche Bank Luxembourg S.A. as Euro Notes registrar and transfer agent (incorporated by reference to Exhibit 4.3 to the February 3, 2015 8-K/A).

4.53
Indenture dated February 4, 2015 between Ziggo Secured Finance B.V., Deutsche Trustee Company Limited as trustee and security trustee, Deutsche Bank AG London Branch as paying agent and Deutsche Bank Luxembourg S.A. as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 10, 2015 (File No. 001-35961)).

4.54
Senior Facilities Agreement, dated January 27, 2014, as amended and restated by a Supplemental Agreement dated February 10, 2014, between, among others, Amsterdamse Beheer-En Consultingmaatschappij B.V., Ziggo B.V., certain subsidiaries of Ziggo, Bank of America Merrill Lynch International Limited and Credit Suisse AG, London Branch as global coordinators, and the other lenders thereto (the Ziggo Senior Facilities Agreement).*

4.55	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10 -- Material Contracts:
10.1	Deed of Assumption of Liberty Global plc, dated June 7, 2013 (incorporated by reference to Exhibit 10.1 to the June 7, 2013 8-K).
10.2
Liberty Global 2014 Incentive Plan (Effective March 1, 2014) (the Incentive Plan) (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed December 19, 2013 (File No. 001-35961) (the 2013 Proxy Statement)).

10.3	Liberty Global 2014 Nonemployee Director Incentive Plan (Effective March 1, 2014) (the Director Plan) (incorporated by reference to Appendix B to the 2013 Proxy Statement).
10.4	Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the May 6, 2014 10-Q).
10.5
Form of Non-Qualified Share Option Agreement under the Director Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2014 (File No. 001-35961) (the August 5, 2014 10-Q)).

10.6	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.4 to the August 5, 2014 10-Q).
10.7	Form of Share Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 5, 2014 10-Q).
10.8	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the August 5, 2014 10-Q).
10.9	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the 2005 Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).
10.10
Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the 2005 Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).

10.11	Virgin Media 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).
10.12
Form of Non-Qualified Share Option Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 1, 2013 (File No. 001-35961) (the August 1, 2013 10-Q)).

10.13
Liberty Global Compensation Policy for Nonemployee Directors effective June 26, 2014 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed April 30, 2014 (File No. 001-35961)).

10.14	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).
10.15	Form of the Non-Qualified Stock Option Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 to the LGI 2010 10-K).
10.16
Form of Stock Appreciation Rights Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.3 to LGI’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360) (the LGI May 7, 2008 10-Q)).

10.17	Form of Restricted Shares Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.4 to the LGI 2010 10-K).
10.18	Form of Restricted Share Units Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to the LGI May 7, 2008 10-Q).
10.19	Form of Restricted Shares Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.8 to the LGI 2011 10-K).
10.20	Form of Restricted Share Units Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.2 to LGI’s Quarterly Report on Form 10-Q filed August 4, 2009 (File No. 000-51360)).
10.21
Liberty Global Challenge Performance Award Program for executive officers under the 2005 Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed June 28, 2013 (File No. 001-35961)).

10.22	Form of Performance Share Appreciation Rights Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 1, 2013 10-Q).
10.23
Liberty Global 2014 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 4, 2014 (File No. 001-35961) (the April 4, 2014 8-K)).

10.24
Liberty Global 2014 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2014 8-K).

10.25
Liberty Global, Inc. 2013 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the LGI’s Current Report on Form 8-K filed April 4, 2013 (File No. 000-51360) (the April 4, 2013 8-K)).

10.26
Liberty Global, Inc. 2013 Performance Incentive Plan for executive officers under the 2005 Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the April 4, 2013 8-K).

10.27
Form of Performance Share Units Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.5 to LGI’s Quarterly Report on Form 10-Q filed May 4, 2011 (file No. 000-51360) (the LGI May 4, 2011 10-Q)).

10.28
Form of Share Grant and Restricted Shares Award in Settlement of Performance Share Units Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.18 to LGI’s Annual Report on Form 10-K/A filed February 13, 2013 (File No. 000-51360) (the LGI 2012 10-K)).

10.29	Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of January 1, 2013) (incorporated by reference to Exhibit 10.19 to the LGI 2012 10-K).
10.30	Form of Deferral Election Form under the Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the LGI 2012 10-K).
10.31	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 14, 2013) (incorporated by reference to Exhibit 10.25 to the 2013 10-K).
10.32	Form of Deferral Election Form under the Nonemployee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to the 2013 10-K).
10.33	Personal Usage of Aircraft Policy, amended and restated (incorporated by reference to Exhibit 10.7 to the LGI May 4, 2011 10-Q).
10.34	Form of Aircraft Time Sharing Agreement (900EX) (incorporated by reference to Exhibit 10.29 to the LGI 2012 10-K).
10.35	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.30 to the LGI 2012 10-K).
10.36	Employment Agreement dated as of April 30, 2014, by and among the Registrant, LGI and Michael T. Fries (incorporated by reference to Exhibit 10.7 to the May 6, 2014 10-Q).
10.37
Form of Performance Grant Award Agreement under the Incentive Plan dated as of April 30, 2014, between the Registrant and Michael T. Fries (incorporated by reference to Exhibit 10.8 to the May 6, 2014 10-Q).

10.38
Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to LGI’s Annual Report on Form 10-K filed February 24, 2010) (File No. 000-51360)).

10.39	Executive Services Agreement effective January 1, 2011, between Liberty Global Europe BV and Diederik Karsten (incorporated by reference to Exhibit 10.45 to the LGI 2010 10-K).
10.40
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (incorporated by reference to Exhibit 10.2 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 9, 2006 (File No. 000-50886)).

10.41
Amendment Letter No. 1, dated February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.5 to Virgin Media’s Quarterly Report on Form 10-Q filed on August 8, 2007 (File No. 000-50886)).

10.42
Amendment Letter No. 2, dated October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.6 to Virgin Media’s Quarterly Report on form 10-Q filed on November 8, 2007 (File No. 000-50886)).

10.43
Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (incorporated by reference to Exhibit 10.83 to Virgin Media’s Annual Report on Form 10-K filed on February 26, 2010 (File No. 000-50886)).

10.44
Merger Protocol dated January 27, 2014, among LGE Holdco VII B.V., Ziggo N.V. and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 31, 2014 (File No. 001-35961)).

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of Ernst & Young Accountants LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of Senior Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*
32 -- Section 1350 Certification **

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith