Form 10-Q
period 2015-03-31
Liberty Global plc
filed 2015-05-07
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2015 was: 252,066,702 Class A ordinary shares;
10,472,517 Class B ordinary shares; and 619,261,384 Class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2015	December 31, 2014
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$630.4	$1,158.5
Trade receivables, net	1,307.8	1,499.5
Derivative instruments (note 4)	230.9	446.6
Deferred income taxes	304.4	290.3
Prepaid expenses	224.8	189.7
Other current assets	263.2	335.9
Total current assets	2,961.5	3,920.5
Investments (including $1,804.4 million and $1,662.7 million, respectively, measured at fair value)	2,032.9	1,808.2
Property and equipment, net (note 6)	21,821.9	23,840.6
Goodwill (note 6)	26,930.1	29,001.6
Intangible assets subject to amortization, net (note 6)	7,917.5	9,189.8
Other assets, net (note 4)	6,016.9	5,081.2
Total assets	$67,680.8	$72,841.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2015	December 31, 2014
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,072.4	$1,039.0
Deferred revenue and advance payments from subscribers and others	1,479.9	1,452.2
Current portion of debt and capital lease obligations (note 7)	1,292.8	1,550.9
Accrued interest	578.6	690.6
Derivative instruments (note 4)	390.8	1,043.7
Other accrued and current liabilities (note 11)	3,028.4	3,413.9
Total current liabilities	7,842.9	9,190.3
Long-term debt and capital lease obligations (note 7)	42,790.5	44,608.1
Other long-term liabilities (notes 4 and 11)	4,671.1	4,927.5
Total liabilities	55,304.5	58,725.9
Commitments and contingencies (notes 3, 4, 7, 8, 13 and 15)
Equity (note 9):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 252,025,447 and 251,167,686 shares, respectively	2.5	2.5
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 10,472,517 and 10,139,184 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 622,180,578 and 630,353,372 shares, respectively	6.2	6.3
Additional paid-in capital	16,540.7	17,070.8
Accumulated deficit	(4,545.1)	(4,007.6)
Accumulated other comprehensive earnings, net of taxes	954.0	1,646.6
Treasury shares, at cost	(3.8)	(4.2)
Total Liberty Global shareholders	12,954.6	14,714.5
Noncontrolling interests	(578.3)	(598.5)
Total equity	12,376.3	14,116.0
Total liabilities and equity	$67,680.8	$72,841.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2015	2014
	in millions, except share and per share amounts

Revenue (note 14)	$4,516.9	$4,533.7
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,685.9	1,698.8
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	805.1	762.5
Depreciation and amortization	1,451.4	1,377.1
Impairment, restructuring and other operating items, net (note 11)	17.0	113.6
	3,959.4	3,952.0
Operating income	557.5	581.7
Non-operating income (expense):
Interest expense	(615.9)	(653.5)
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	618.5	(376.6)
Foreign currency transaction losses, net	(1,035.6)	(20.8)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (note 5)	151.4	(60.2)
Losses on debt modification and extinguishment, net (note 7)	(274.5)	(20.9)
Other income (expense), net	(1.0)	13.3
	(1,157.1)	(1,118.7)
Loss from continuing operations before income taxes	(599.6)	(537.0)
Income tax benefit (note 8)	77.9	117.0
Loss from continuing operations	(521.7)	(420.0)
Discontinued operation (note 1):
Earnings from discontinued operation, net of taxes	—	0.8
Gain on disposal of discontinued operation, net of taxes	—	339.9
	—	340.7
Net loss	(521.7)	(79.3)
Net loss (earnings) attributable to noncontrolling interests	(15.8)	0.5
Net loss attributable to Liberty Global shareholders	$(537.5)	$(78.8)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (note 12):
Continuing operations	$(0.61)	$(0.53)
Discontinued operation	—	0.43
	$(0.61)	$(0.10)

Weighted average ordinary shares outstanding – basic and diluted	887,264,545	787,737,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,
	2015	2014
	in millions

Net loss	$(521.7)	$(79.3)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(691.1)	58.1
Reclassification adjustments included in net loss	0.1	64.1
Other	(1.5)	—
Other comprehensive earnings (loss)	(692.5)	122.2
Comprehensive earnings (loss)	(1,214.2)	42.9
Comprehensive loss (earnings) attributable to noncontrolling interests	(15.9)	0.5
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(1,230.1)	$43.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2015	$2.5	$0.1	$6.3	$17,070.8	$(4,007.6)	$1,646.6	$(4.2)	$14,714.5	$(598.5)	$14,116.0
Net loss	—	—	—	—	(537.5)	—	—	(537.5)	15.8	(521.7)
Other comprehensive loss, net of taxes	—	—	—	—	—	(692.6)	—	(692.6)	0.1	(692.5)
Repurchase and cancellation of Liberty Global ordinary shares	—	—	(0.1)	(478.0)	—	—	—	(478.1)	—	(478.1)
Liberty Global call option contracts	—	—	—	(71.6)	—	—	—	(71.6)	—	(71.6)
Share-based compensation (note 10)	—	—	—	57.0	—	—	—	57.0	—	57.0
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(37.5)	—	—	0.4	(37.1)	4.3	(32.8)
Balance at March 31, 2015	$2.5	$0.1	$6.2	$16,540.7	$(4,545.1)	$954.0	$(3.8)	$12,954.6	$(578.3)	$12,376.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2015	2014
	in millions
Cash flows from operating activities:
Net loss	$(521.7)	$(79.3)
Earnings from discontinued operation	—	(340.7)
Loss from continuing operations	(521.7)	(420.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	71.4	55.1
Depreciation and amortization	1,451.4	1,377.1
Impairment, restructuring and other operating items, net	17.0	113.6
Amortization of deferred financing costs and non-cash interest accretion	18.5	22.0
Realized and unrealized losses (gains) on derivative instruments, net	(618.5)	376.6
Foreign currency transaction losses, net	1,035.6	20.8
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	(151.4)	60.2
Losses on debt modification and extinguishment, net	274.5	20.9
Deferred income tax benefit	(187.2)	(184.2)
Excess tax benefit from share-based compensation	(20.0)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	4.3	(121.7)
Net cash used by operating activities of discontinued operation	—	(9.6)
Net cash provided by operating activities	1,373.9	1,310.8
Cash flows from investing activities:
Capital expenditures	(661.2)	(735.0)
Investments in and loans to affiliates and others	(122.7)	(9.1)
Proceeds received upon disposition of discontinued operation, net of disposal costs	—	993.0
Other investing activities, net	8.9	(17.2)
Net cash used by investing activities of discontinued operation	—	(3.8)
Net cash provided (used) by investing activities	$(775.0)	$227.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2015	2014
	in millions
Cash flows from financing activities:
Borrowings of debt	$6,695.2	$1,547.8
Repayments and repurchases of debt and capital lease obligations	(6,543.0)	(2,051.6)
Net cash paid related to derivative instruments	(486.5)	(98.2)
Repurchase of Liberty Global shares	(425.9)	(376.8)
Payment of financing costs and debt premiums	(269.8)	(39.1)
Net cash paid associated with call option contracts on Liberty Global shares	(122.9)	(156.0)
Change in cash collateral	61.8	4.4
Other financing activities, net	(19.5)	7.2
Net cash used by financing activities of discontinued operation	—	(1.2)
Net cash used by financing activities	(1,110.6)	(1,163.5)

Effect of exchange rate changes on cash – continuing operations	(16.4)	15.0

Net increase (decrease) in cash and cash equivalents:
Continuing operations	(528.1)	404.8
Discontinued operation	—	(14.6)
Net increase (decrease) in cash and cash equivalents	(528.1)	390.2
Cash and cash equivalents:
Beginning of period	1,158.5	2,701.9
End of period	$630.4	$3,092.1

Cash paid for interest – continuing operations	$672.4	$631.1
Net cash paid for taxes:
Continuing operations	$123.0	$32.5
Discontinued operation	—	0.9
Total	$123.0	$33.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2015
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at March 31, 2015 in 14 countries. Through Unitymedia GmbH (Unitymedia), formerly known as Unitymedia KabelBW GmbH, and Ziggo Group Holding B.V. (Ziggo Group Holding), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 56.8%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in Germany, the Netherlands and Belgium, respectively. In addition, through our wholly-owned subsidiary Virgin Media Inc. (Virgin Media), we provide (i) video, broadband internet and fixed-line telephony services in the United Kingdom (U.K.) and Ireland and (ii) mobile services in the U.K. We also provide (a) video, broadband internet and fixed-line telephony services in eight other European countries and (b) mobile services in four other European countries. The operations of Virgin Media, Unitymedia, Ziggo Group Holding, Telenet and our other operations in Europe are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR GlobalCom SpA (VTR). Our consolidated operations also include the broadband communications operations of Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest.

On January 31, 2014, we completed the sale of substantially all of the assets (the Chellomedia Disposal Group) of Chellomedia B.V. (Chellomedia). Chellomedia held certain of our programming interests in Europe and Latin America. We have accounted for the sale of the Chellomedia Disposal Group as a discontinued operation in our condensed consolidated financial statements.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2014 consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2015.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)   Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace existing revenue recognition guidance in GAAP when it becomes effective, currently scheduled for January 1, 2017, although an extension to January 1, 2018 has been proposed by the FASB. Early application is not permitted. This new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3)    Acquisitions

Pending 2015 Acquisitions

On December 9, 2014, one of our subsidiaries, together with investment funds affiliated with Searchlight Capital Partners, L.P. (collectively, Searchlight), entered into an agreement to acquire 100% of the parent of Puerto Rico Cable Acquisition Company Inc., dba Choice Cable TV (Choice), the second largest cable and broadband services provider in Puerto Rico (the Choice Acquisition). The transaction values Choice at an enterprise value, before transaction costs, of approximately $272.5 million. This purchase price is expected to be funded through (i) $257.5 million of committed facilities under Liberty Puerto Rico’s existing bank facility and (ii) equity contributions, related-party loans and/or other existing sources of liquidity. The Choice Acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2015. Upon completion of the Choice Acquisition, Choice’s operations will be combined with those of Liberty Puerto Rico, and the combined business will be 60%-owned by our company and 40%-owned by Searchlight.
For information regarding a purchase agreement that Telenet entered into subsequent to March 31, 2015, see note 15.
2014 Acquisition of Ziggo

On November 11, 2014, pursuant to an Agreement and Plan of Merger with respect to an offer to acquire all of the shares of Ziggo Holding B.V. (Ziggo) that we did not already own, we gained control of Ziggo through the acquisition of 136,603,794 additional Ziggo shares, which increased our ownership interest in Ziggo to 88.9% (the Ziggo Acquisition). From November 12, 2014 through November 19, 2014, we acquired 18,998,057 additional Ziggo shares, further increasing our ownership interest in Ziggo to 98.4% (the Ziggo NCI Acquisition). For accounting purposes, (i) the Ziggo Acquisition was treated as the acquisition of Ziggo by Liberty Global and (ii) the Ziggo NCI Acquisition was treated as the acquisition of a noncontrolling interest. Ziggo is a provider of video, broadband internet, fixed-line telephony and mobile services in the Netherlands.

In December 2014, we initiated a statutory squeeze-out procedure in accordance with the Dutch Civil Code (the Statutory Squeeze-out) in order to acquire the remaining 3,162,605 Ziggo shares not tendered through November 19, 2014. Under the Statutory Squeeze-out, Ziggo shareholders other than Liberty Global will receive cash consideration of €39.78 ($42.68) per share, which amount was approved in April 2015 by the Enterprise Court in the Netherlands. The Statutory Squeeze-out is expected to be completed during the second quarter of 2015.

We received regulatory clearance from the European Commission for the Ziggo Acquisition on October 10, 2014. The clearance was conditioned upon our commitment to divest our Film1 channel to a third party and to carry Film1 on our network in the Netherlands for a period of three years. On March 27, 2015, we agreed to sell our Film1 channel to Sony Pictures Television Networks, which sale is subject to customary closing conditions, including regulatory approval. Under the terms of the agreement, all five Film1 channels will continue to be carried on our networks for a period of at least three years.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three months ended March 31, 2014 give effect to the acquisition of 100% of Ziggo as if it had been completed as of January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Three months ended March 31, 2014
in millions, except per share amount
Revenue:
Continuing operations	$5,069.3
Discontinued operation	26.6
Total	$5,095.9

Net loss attributable to Liberty Global shareholders	$(264.7)
Basic and diluted loss attributable to Liberty Global shareholders per share	$(0.29)

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2015			December 31, 2014
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$224.5	$2,014.6	$2,239.1	$443.6	$913.7	$1,357.3
Equity-related derivative instruments (c)	—	389.0	389.0	—	400.2	400.2
Foreign currency forward contracts	5.3	—	5.3	2.5	—	2.5
Other	1.1	1.3	2.4	0.5	0.9	1.4
Total	$230.9	$2,404.9	$2,635.8	$446.6	$1,314.8	$1,761.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$362.3	$1,550.8	$1,913.1	$1,027.4	$1,443.9	$2,471.3
Equity-related derivative instruments (c)	13.6	178.5	192.1	15.3	73.1	88.4
Foreign currency forward contracts	14.7	—	14.7	0.8	—	0.8
Other	0.2	0.1	0.3	0.2	0.1	0.3
Total	$390.8	$1,729.4	$2,120.2	$1,043.7	$1,517.1	$2,560.8
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of March 31, 2015 and December 31, 2014, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $78.1 million and $30.9 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $90.5 million and $64.6 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $16.9 million and $29.5 million during the three months ended March 31, 2015 and 2014, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 5.

(c)
Our equity-related derivative instruments include the fair value of (i) the share collar (the ITV Collar) with respect to the ITV plc (ITV) shares held by our company at March 31, 2015, (ii) the share collar (the Sumitomo Collar) with respect to the shares of Sumitomo Corporation held by our company and (iii) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to Virgin Media’s 6.50% convertible senior notes. The fair values of our equity collars do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2015	2014
	in millions
Cross-currency and interest rate derivative contracts	$740.5	$(420.2)
Equity-related derivative instruments:
ITV Collar	(105.4)	—
Sumitomo Collar	(10.1)	8.5
Virgin Media Capped Calls	0.6	0.2
Ziggo Collar	—	15.4
Total equity-related derivative instruments	(114.9)	24.1
Foreign currency forward contracts	(8.1)	20.0
Other	1.0	(0.5)
Total	$618.5	$(376.6)

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash inflows (outflows) is as follows:

	Three months ended
	March 31,
	2015	2014
	in millions
Operating activities	$(137.8)	$(210.8)
Investing activities	2.6	—
Financing activities	(486.5)	(98.2)
Total	$(621.7)	$(309.0)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under the derivative instruments of our subsidiary borrowing groups. At March 31, 2015, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $2,197.7 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of March 31, 2015, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2015, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at March 31, 2015 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
January 2023	$400.0		€339.6	5.75%	4.33%
February 2022	$1,400.0		£873.6	5.01%	5.49%
October 2020	$1,370.4		£881.6	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.10%
June 2020	$984.6		£640.1	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
January 2021	$500.0		£308.9	5.25%	6 mo. GBP LIBOR + 2.06%
January 2023	$500.0		£325.1	5.25%	5.26%
October 2022	$450.0		£272.0	6.00%	6.43%
January 2022	$425.0		£255.8	5.50%	5.82%
April 2019	$191.5		£122.3	5.38%	5.49%
November 2016 (a)	$55.0		£27.7	6.50%	7.03%
October 2019	$50.0		£30.3	8.38%	8.98%
October 2019 - October 2022	$50.0		£30.7	6.00%	5.75%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding BV (UPC Holding):
July 2016 (a)	$575.0		€434.1	6 mo. LIBOR + 2.40%	3.78%
July 2016 - July 2018	$575.0		€434.1	6 mo. LIBOR + 2.40%	6.68%
July 2021	$440.0		€337.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2020	$327.5		€249.5	6 mo. LIBOR + 4.92%	7.52%
October 2020	$300.0		€219.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
July 2018	$250.0		€188.7	6 mo. LIBOR + 1.75%	5.91%
November 2019	$250.0		€181.5	7.25%	7.74%
November 2021	$250.0		€181.4	7.25%	7.50%
January 2020	$197.5		€150.5	6 mo. LIBOR + 4.92%	6 mo. EURIBOR + 4.91%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
January 2017 - July 2021	$300.0	CHF	278.3	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.46%
November 2019	$250.0	CHF	226.8	7.25%	6 mo. CHF LIBOR + 5.01%
July 2016 (a)	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	1.00%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

July 2016 - January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
July 2016 (a)	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	1.40%
July 2016 - July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
January 2021	€720.8	CHF	877.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.62%
January 2017 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
April 2018	€285.1	CHF	346.7	10.51%	9.87%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2021	€161.4	CHF	187.1	6 mo. EURIBOR + 2.35%	6 mo. CHF LIBOR + 2.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
July 2016 (a)	€260.0	HUF	75,570.0	5.50%	5.00%
July 2016 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	2.00%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	3.91%
January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2015	CLP 53,000.0		€69.1	5.75%	3.50%
Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.), a subsidiary of Ziggo Group Holding:
January 2022	$2,350.0		€1,727.0	6 mo. LIBOR + 2.75%	4.56%
January 2023	$400.0		€339.0	5.88%	4.58%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
January 2023	$1,652.9		€1,252.5	5.67%	4.50%
January 2021	$797.1		€546.5	5.50%	5.60%
VTR:
January 2022	$1,400.0	CLP	760,340.0	6.88%	10.94%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2015 are as follows:

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021		£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015		£600.0	6 mo. GBP LIBOR	2.90%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
July 2020		$1,000.0	6.63%	6 mo. LIBOR + 3.03%
January 2022		$750.0	6.88%	6 mo. LIBOR + 4.89%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
July 2016		€631.3	6 mo. EURIBOR	0.20%
July 2016 - January 2021		€250.0	6 mo. EURIBOR	2.52%
July 2016 - January 2023		€210.0	6 mo. EURIBOR	2.88%
July 2016 - July 2020		€171.3	6 mo. EURIBOR	3.95%
November 2021		€107.0	6 mo. EURIBOR	2.89%
July 2016	CHF	900.0	6 mo. CHF LIBOR	0.05%
January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
July 2016 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
July 2016 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
ABC B.V.:
January 2022		€1,566.0	6 mo. EURIBOR	1.66%
January 2016		€689.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.59%
January 2021		€500.0	6 mo. EURIBOR	2.60%
July 2016		€290.0	6 mo. EURIBOR	0.20%
July 2016 - January 2023		€290.0	6 mo. EURIBOR	2.84%
March 2021		€175.0	6 mo. EURIBOR	2.32%
July 2016		€171.3	6 mo. EURIBOR	0.20%
July 2016 - January 2022		€171.3	6 mo. EURIBOR	3.44%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2023		€500.0	3 mo. EURIBOR	1.45%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
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

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at March 31, 2015 are detailed below:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at March 31, 2015, as detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR floor rate (a)	EURIBOR cap rate (b)
	in millions
UPC Broadband Holding:
January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€650.0	2.00%	4.00%
 _______________

(a)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(b)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2015:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$674.9		€629.0	April 2015
LGE Financing		€255.0		$277.2	April 2015
LGE Financing		€45.4		£33.0	April 2015
UPC Broadband Holding		$22.2	CZK	540.0	April 2015 - March 2016
UPC Broadband Holding		€97.5	CHF	109.5	April 2015 - March 2016
UPC Broadband Holding		€19.5	CZK	540.0	April 2015 - March 2016
UPC Broadband Holding		€19.3	HUF	6,000.0	April 2015 - March 2016
UPC Broadband Holding		€42.6	PLN	180.0	April 2015 - December 2015
UPC Broadband Holding		€39.2	RON	175.2	April 2015 - March 2016
UPC Broadband Holding		£3.6		€4.8	April 2015 - March 2016
UPC Broadband Holding	CZK	249.0		€9.0	April 2015
UPC Broadband Holding	HUF	1,950.0		€6.5	April 2015
UPC Broadband Holding	PLN	79.5		€19.4	April 2015
Telenet NV		$49.4		€43.7	April 2015 - March 2016
VTR		$62.7	CLP	38,702.9	April 2015 - December 2015

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of March 31, 2015 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2015, no such transfers were made.

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

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the March 31, 2015 valuation of the ITV Collar, we used estimated volatilities ranging from 24.4% to 30.1%. At March 31, 2015, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.

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
March 31, 2015
(unaudited)

not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2015 and 2014, we did not perform significant nonrecurring fair value measurements.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2015 using:
Description	March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,239.1	$—	$2,239.1	$—
Equity-related derivative instruments	389.0	—	—	389.0
Foreign currency forward contracts	5.3	—	5.3	—
Other	2.4	—	2.4	—
Total derivative instruments	2,635.8	—	2,246.8	389.0
Investments	1,804.4	1,464.6	—	339.8
Total assets	$4,440.2	$1,464.6	$2,246.8	$728.8

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$1,913.1	$—	$1,913.1	$—
Equity-related derivative instruments	192.1	—	—	192.1
Foreign currency forward contracts	14.7	—	14.7	—
Other	0.3	—	0.3	—
Total liabilities	$2,120.2	$—	$1,928.1	$192.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2015	$318.4	$311.8	$630.2
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(114.9)	(114.9)
Realized and unrealized gains due to changes in fair values of certain investments, net	31.1	—	31.1
Foreign currency translation adjustments, investments and other, net	(9.7)	—	(9.7)
Balance of net assets at March 31, 2015	$339.8	$196.9	$536.7

_______________

(a)	Most of these net gains (losses) relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2015	December 31, 2014
	in millions

Distribution systems	$24,366.0	$26,012.5
Customer premises equipment	5,977.1	6,213.9
Support equipment, buildings and land	4,126.0	4,298.4
	34,469.1	36,524.8
Accumulated depreciation	(12,647.2)	(12,684.2)
Total property and equipment, net	$21,821.9	$23,840.6

During the three months ended March 31, 2015 and 2014, we recorded non-cash increases related to vendor financing arrangements of $295.0 million and $170.5 million, respectively, which exclude related value-added taxes (VAT) of $35.0 million and $16.3 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the three months ended March 31, 2015 and 2014, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $62.0 million and $49.0 million, respectively.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2015 are set forth below:

	January 1, 2015	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2015
	in millions
European Operations Division:
U.K./Ireland	$9,245.1	$0.4	$(451.8)	$8,793.7
The Netherlands	8,605.0	132.5	(994.2)	7,743.3
Germany	3,456.9	—	(392.0)	3,064.9
Belgium	1,978.9	—	(224.4)	1,754.5
Switzerland/Austria	3,591.9	—	(21.4)	3,570.5
Total Western Europe	26,877.8	132.9	(2,083.8)	24,926.9
Central and Eastern Europe	1,302.1	0.6	(108.3)	1,194.4
Total European Operations Division	28,179.9	133.5	(2,192.1)	26,121.3
Chile	440.3	—	(12.9)	427.4
Corporate and other	381.4	—	—	381.4
Total	$29,001.6	$133.5	$(2,205.0)	$26,930.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$10,962.6	$(3,130.9)	$7,831.7	$12,142.5	$(3,056.3)	$9,086.2
Other	198.9	(113.1)	85.8	235.4	(131.8)	103.6
Total	$11,161.5	$(3,244.0)	$7,917.5	$12,377.9	$(3,188.1)	$9,189.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated debt and capital lease obligations are as follows:

	March 31, 2015					Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
		in millions
Debt:
VM Notes	5.63%	—	$—	$10,602.7	$8,461.0	$10,117.2	$8,060.7
VM Credit Facility	3.77%	£660.0	979.7	3,768.1	4,734.9	3,752.0	4,804.0
VM Convertible Notes	6.50%	—	—	182.3	178.7	56.6	56.8
Ziggo Credit Facilities	3.64%	€650.0	697.3	5,249.0	4,663.0	5,180.4	4,710.8
Ziggo SPE Notes	4.48%	—	—	1,747.3	—	1,687.4	—
Ziggo Notes	6.82%	—	—	985.7	1,082.3	953.1	1,077.0
Unitymedia Notes	5.04%	—	—	7,628.8	7,869.3	7,250.8	7,400.9
Unitymedia Revolving Credit Facilities	—	€500.0	536.4	—	319.4	—	338.8
UPCB SPE Notes	6.85%	—	—	2,872.2	4,279.0	2,703.8	4,009.4
UPC Broadband Holding Bank Facility	3.25%	€846.2	907.8	1,509.5	3,156.4	1,516.7	3,179.2
UPC Holding Senior Notes	6.59%	—	—	1,619.8	2,603.6	1,481.5	2,391.6
Telenet SPE Notes	5.91%	—	—	2,171.3	2,450.4	2,038.3	2,299.0
Telenet Credit Facility	3.44%	€322.9	346.4	1,461.5	1,633.4	1,452.9	1,638.6
VTR Finance Senior Secured Notes	6.88%	—	—	1,459.5	1,439.4	1,400.0	1,400.0
Sumitomo Collar Loan	1.88%	—	—	817.3	818.0	786.9	787.7
Liberty Puerto Rico Bank Facility	5.20%	$40.0	40.0	666.7	666.2	672.0	672.0
ITV Collar Loan	1.73%	—	—	649.1	678.2	638.1	667.0
Vendor financing (e)	3.37%	—	—	832.3	946.4	832.3	946.4
Other	9.29%	(f)	195.2	155.6	171.5	155.6	171.5
Total debt	4.94%		$3,702.8	$44,378.7	$46,151.1	42,675.6	44,611.4

Capital lease obligations:
Unitymedia						712.5	810.1
Telenet						367.9	413.4
Virgin Media						231.3	255.3
Other subsidiaries						96.0	68.8
Total capital lease obligations						1,407.7	1,547.6
Total debt and capital lease obligations						44,083.3	46,159.0
Current maturities						(1,292.8)	(1,550.9)
Long-term debt and capital lease obligations						$42,790.5	$44,608.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2015 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts or commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 5.4% at March 31, 2015. For information regarding our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2015 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2015, based on the applicable leverage and other financial covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, except that our aggregate availability under Unitymedia’s (i) €420.0 million ($450.6 million) senior secured revolving credit facility (the UM Senior Secured Facility) and (ii) €80.0 million ($85.8 million) super senior secured revolving credit facility (together with the UM Senior Secured Facility, the Unitymedia Revolving Credit Facilities) was limited to €439.1 million ($471.1 million). When the relevant March 31, 2015 compliance reporting requirements have been completed, and assuming no changes from March 31, 2015 borrowing levels, we anticipate that our availability under the Unitymedia Revolving Credit Facilities will be limited to €481.9 million ($517.0 million) and our availability under the UPC Broadband Holding Bank Facility will be limited to €769.9 million ($826.0 million). In addition to these limitations, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At March 31, 2015, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Unitymedia was limited to €21.6 million ($23.2 million). When the relevant March 31, 2015 compliance reporting requirements have been completed and assuming no changes from March 31, 2015 borrowing levels, we anticipate that the availability to be loaned or distributed by Unitymedia will be limited to €64.4 million ($69.1 million) and the availability to be loaned or distributed by Ziggo will be limited to €425.3 million ($456.3 million). For information regarding certain transactions completed subsequent to March 31, 2015 that could have an impact on unused borrowing capacity, see note 15.

(c)
The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 5.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions. These obligations are generally due within one year. At March 31, 2015 and December 31, 2014, the amounts owed pursuant to these arrangements include $90.9 million and $101.7 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(f)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within VTR, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Credit Facility) and a CLP 22.0 billion ($35.2 million) Chilean peso facility (the VTR CLP Credit Facility), each of which were undrawn at March 31, 2015. The VTR Dollar Credit Facility and the VTR CLP Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

VM Notes

On March 30, 2015, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $500.0 million principal amount of 5.25% senior secured notes due January 15, 2026 (the Original 2026 VM Senior Secured Notes) and (ii) £525.0 million ($779.3 million) principal amount of 4.875% senior secured notes due January 15, 2027 (the 2027 VM Senior Secured Notes). The net proceeds from the Original 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes were used to (a) redeem 10% of the principal amount of each of the following series of notes issued by Virgin Media Secured Finance: (1) the £1,100.0 million ($1,632.8 million) principal amount of 6.0% senior secured notes due April 15, 2021 (the April 2021 VM Sterling Senior Secured Notes), (2) the $1.0 billion principal amount of 5.375% senior secured notes due April 15, 2021 (the April 2021 VM Dollar Senior Secured Notes and, together with the April 2021 VM Sterling Senior Secured Notes, the April 2021 VM Senior Secured Notes) and (3) the £430.0 million ($638.3 million) principal amount of 5.5% senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes), each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes, and (b) prepay in full the existing £375.0 million ($556.6 million) outstanding principal amount of term loan A (VM Facility A) and $400.0 million of the existing $2,755.0 million outstanding principal amount of term loan B (VM Facility B), each under the VM Credit Facility (as described below). In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $30.1 million. This loss includes (I) the write-off of $17.9 million of deferred financing costs, (II) the payment of $10.7 million of redemption premium and (III) the write-off of $1.5 million of unamortized discount.

On April 30, 2015, Virgin Media Secured Finance issued $500.0 million principal amount of 5.250% senior secured notes due January 15, 2026 (the Additional 2026 VM Senior Secured Notes and, together with the Original 2026 VM Senior Secured Notes, the 2026 VM Senior Secured Notes). The Additional 2026 VM Senior Secured Notes were issued at 101% of par. The net proceeds from the Additional 2026 VM Senior Secured Notes were used to prepay $500.0 million of the outstanding principal amount of VM Facility B under the VM Credit Facility.

The 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes are senior obligations of Virgin Media Secured Finance that rank equally with all of the existing and future senior debt of Virgin Media Secured Finance and are senior to all existing and future subordinated debt of Virgin Media Secured Finance. The 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes are guaranteed on a senior basis by Virgin Media and certain subsidiaries of Virgin Media (the VM Senior Secured Guarantors) and are secured by liens on substantially all of the assets of Virgin Media Secured Finance and the VM Senior Secured Guarantors (except for Virgin Media).

The 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated net leverage ratio test, as specified in the indenture. In addition, the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £75.0 million ($111.3 million) or more in the aggregate of VMIH or the restricted subsidiaries (as specified in the indenture) is an event of default under the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes.

Subject to the circumstances described below, the 2026 VM Senior Secured Notes are non-callable until January 15, 2020 and the 2027 VM Senior Secured Notes are non-callable until January 15, 2021 (the Call Dates). At any time prior to the applicable Call Date, Virgin Media Secured Finance may redeem some or all of the 2026 VM Senior Secured Notes or the 2027 VM Senior Secured Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable Call Date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Virgin Media Secured Finance may redeem some or all of the 2026 VM Senior Secured Notes or the 2027 VM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, if redeemed during the 12-month period commencing on January 15 of the years set forth below:

	Redemption price
Year	2026 VM Senior Secured Notes	2027 VM Senior Secured Notes

2020	102.625%	N.A.
2021	101.313%	102.438%
2022	100.656%	101.219%
2023	100.000%	100.609%
2024 and thereafter	100.000%	100.000%

Prior to the applicable Call Date, during each 12-month period commencing on the date on which the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes were issued, respectively, Virgin Media Secured Finance may redeem up to 10% of the principal amount of the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes, respectively, at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest up to (but excluding) the redemption date.

If VMIH or the restricted subsidiaries (as specified in the indenture) sell certain assets or if Virgin Media Communications Limited or certain of its subsidiaries experience specific changes in control, Virgin Media Secured Finance must offer to repurchase the relevant notes at a redemption price of 101%.

VM Credit Facility

The VM Credit Facility, as amended, is the senior secured credit facility of VMIH, together with certain other subsidiaries of Virgin Media. The details of our borrowings under the VM Credit Facility as of March 31, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

B	June 7, 2020	LIBOR + 2.75% (b)	$2,355.0	$—	$2,346.0
D	June 30, 2022	LIBOR + 3.25% (b)	£100.0	—	148.1
E	June 30, 2023	LIBOR + 3.50% (b)	£849.4	—	1,257.9
Revolving facility (c)	June 7, 2019	LIBOR + 3.25%	£660.0	979.7	—
Total				$979.7	$3,752.0
 _______________

(a)	The carrying values of VM Facilities B, D and E include the impact of discounts.

(b)	VM Facilities B, D and E each have a LIBOR floor of 0.75%.

(c)	The revolving facility has a fee on unused commitments of 1.3% per year.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Ziggo Credit Facilities

The details of our borrowings under Ziggo Group Holding’s credit facilities (the Ziggo Credit Facilities) as of March 31, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

Ziggo Dollar Facility	January 15, 2022	LIBOR + 2.75% (c)	$2,350.0	$—	$2,316.4
Ziggo Euro Facility	January 15, 2022	EURIBOR + 3.00% (b)	€2,000.0	—	2,124.6
Senior Secured Proceeds Loan	January 15, 2025	3.750%	€800.0	—	858.2
Euro Senior Proceeds Loan	January 15, 2025	4.625%	€400.0	—	429.1
Dollar Senior Proceeds Loan	January 15, 2025	5.875%	$400.0	—	400.0
New Ziggo Credit Facility	March 31, 2021	EURIBOR + 3.75%	€689.2	—	739.4
Ziggo Revolving Facilities	June 30, 2020	(d)	€650.0	697.3	—
Elimination of the Proceeds Loans in consolidation (e)				—	(1,687.3)
Total				$697.3	$5,180.4
_______________

(a)	The carrying values of the Ziggo Euro Facility and the Ziggo Dollar Facility include the impact of discounts.

(b)	The Ziggo Euro Facility has a EURIBOR floor of 0.75%.

(c)	The Ziggo Dollar Facility has a LIBOR floor of 0.75%.

(d)
The Ziggo Revolving Facilities include (i) a €600.0 million ($643.7 million) facility that bears interest at EURIBOR plus a margin of 2.75% and has a fee on unused commitments of 1.1% per year and (ii) a €50.0 million ($53.6 million) facility that bears interest at EURIBOR plus a margin of 2.00% and has a fee on unused commitments of 0.8% per year.

(e)
Amounts relate to certain senior and senior secured notes (the Ziggo SPE Notes) issued by special purpose financing entities (the Ziggo SPEs) that are consolidated by Ziggo Group Holding and Liberty Global. The proceeds from the Ziggo SPE Notes were used to fund the Senior Secured Proceeds Loan, the Euro Senior Proceeds Loan and the Dollar Senior Proceeds Loan (together the Proceeds Loans), with certain subsidiaries of Ziggo Group Holding as the borrowers. Accordingly, the amounts outstanding under the Proceeds Loans are eliminated in our condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Unitymedia Notes

On March 11, 2015, Unitymedia Hessen and Unitymedia NRW GmbH (each, a subsidiary of Unitymedia and, together, the UM Senior Secured Note Issuers) issued €500.0 million ($536.4 million) principal amount of 3.5% senior secured notes due January 15, 2027 (the 2015 UM Senior Secured Notes). The net proceeds from the 2015 UM Senior Secured Notes were used to (i) redeem 10% of the principal amount of each of the following series of notes issued by the UM Senior Secured Note Issuers: (a) the €650.0 million ($697.4 million) principal amount of 5.5% senior secured notes due September 15, 2022 (the September 2012 UM Senior Secured Notes), (b) the €500.0 million ($536.4 million) principal amount of 5.75% senior secured notes due January 15, 2023 (the December 2012 UM Euro Senior Secured Notes), (c) the €500.0 million ($536.4 million) principal amount of 5.125% senior secured notes due January 21, 2023 (the January 2013 UM Senior Secured Notes) and (d) the €350.0 million ($375.5 million) principal amount of 5.625% senior secured notes due April 15, 2023 (the April 2013 UM Senior Secured Notes), each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes and (ii) prepay the outstanding balance under the UM Senior Secured Facility. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $8.1 million. This loss includes (1) the payment of $6.4 million of redemption premium and (2) the write-off of $1.7 million of deferred financing costs.

On March 16, 2015, Unitymedia issued €700.0 million ($751.0 million) principal amount of 3.75% senior notes due January 15, 2027 (the 2015 UM Senior Notes). The net proceeds from the 2015 UM Senior Notes were used to fully redeem the €618.0 million ($663.0 million) principal amount of 9.5% senior notes issued by Unitymedia (the UM Senior Exchange Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $91.2 million, including (i) the payment of $89.8 million of redemption premium and (ii) the write-off of $1.4 million of unamortized discount.

The 2015 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Note Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Note Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Note Issuers, (ii) are guaranteed on a senior basis by Unitymedia and certain of its subsidiaries and (iii) are secured by a first-ranking pledge over the shares of the UM Senior Secured Note Issuers and certain other share and/or asset security of Unitymedia and certain of its subsidiaries.

The 2015 UM Senior Notes are senior obligations of Unitymedia that rank equally with all of the existing and future senior debt of Unitymedia and are senior to all existing and future subordinated debt of Unitymedia. The 2015 UM Senior Notes are guaranteed on a senior subordinated basis by various subsidiaries of Unitymedia and are secured by a first-ranking pledge over the shares of Unitymedia and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia.

We refer to the 2015 UM Senior Secured Notes and the 2015 UM Senior Notes as the “2015 UM Notes”.

The 2015 UM Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated net leverage ratio test, as specified in the applicable indenture. The 2015 UM Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €75.0 million ($80.5 million) or more in the aggregate of Unitymedia or a UM Senior Secured Note Issuer or any of the restricted subsidiaries (as specified in the applicable indenture) is an event of default under the 2015 UM Notes.

Subject to the circumstances described below, the 2015 UM Notes are non-callable until January 15, 2021. At any time prior to January 15, 2021, the UM Senior Secured Note Issuers or Unitymedia may redeem some or all of the 2015 UM Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the redemption date using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

The UM Senior Secured Note Issuers or Unitymedia (as applicable) may redeem some or all of the 2015 UM Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the redemption date, if redeemed during the 12-month period commencing on January 15 of the years set forth below:

Year	Redemption price
	2015 UM Senior Secured Notes	2015 UM Senior Notes
2021	101.750%	101.875%
2022	100.875%	100.938%
2023	100.438%	100.469%
2024 and thereafter	100.000%	100.000%

If Unitymedia or certain of its subsidiaries sell certain assets or experience specific changes in control, Unitymedia must offer to repurchase the 2015 UM Notes at a redemption price of 101%.

Prior to January 15, 2021, during each 12-month period commencing on the date on which the 2015 UM Senior Secured Notes were issued, the UM Senior Secured Note Issuers may redeem up to 10% of the principal amount of the 2015 UM Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest up to (but excluding) the redemption date.

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of March 31, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Y (d)	July 1, 2020	6.375%	€190.0	$—	$203.8
Z (d)	July 1, 2020	6.625%	$1,000.0	—	1,000.0
AC (d)	November 15, 2021	7.250%	$750.0	—	750.0
AD (d)	January 15, 2022	6.875%	$750.0	—	750.0
AH	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,302.1
AI	April 30, 2019	EURIBOR + 3.25%	€1,046.2	907.8	214.6
Elimination of Facilities Y, Z, AC and AD in consolidation (d)				—	(2,703.8)
Total				$907.8	$1,516.7
_______________

(a)	Except as described in (d) below, amounts represent total third-party facility amounts at March 31, 2015 without giving effect to the impact of discounts.

(b)
When the relevant March 31, 2015 compliance reporting requirements have been completed and assuming no changes from the March 31, 2015 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €769.9 million ($826.0 million). Facility AI has a fee on unused commitments of 1.3% per year.

(c)	The carrying value of Facility AH includes the impact of a discount.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(d)
Amounts relate to certain senior secured notes (the UPCB SPE Notes) issued by special purpose financing entities (the UPCB SPEs) that are consolidated by UPC Holding and Liberty Global. The proceeds from the UPCB SPE Notes were used to fund additional Facilities Y, Z, AC and AD, with our wholly-owned subsidiary UPC Financing Partnership (UPC Financing) as the borrower. Accordingly, the amounts outstanding under Facilities Y, Z, AC and AD are eliminated in our condensed consolidated financial statements.

(e)	Facility AH has a LIBOR floor of 0.75%.

Refinancing Transactions. During the first quarter of 2015, (i) a controlling interest in UPC Broadband Ireland Ltd. and its subsidiaries was transferred from a subsidiary of UPC Holding to a subsidiary of Virgin Media (the UPC Ireland Transfer) and UPC Nederland B.V. (UPC Nederland) and its subsidiaries were transferred from a subsidiary of UPC Holding to a subsidiary of Ziggo Group Holding and (ii) UPC Holding used the cash consideration received for such transfers to prepay (a) in full the €500.0 million ($536.4 million) outstanding principal amount of Facility V under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium to UPCB Finance I Limited (UPCB Finance I) and, in turn UPCB Finance I used such proceeds to fully redeem its €500.0 million ($536.4 million) aggregate principal amount of 7.625% senior secured notes (the UPCB Finance I Notes), (b) €560.0 million ($600.8 million) of the outstanding principal amount of Facility Y under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium to UPCB Finance II Limited (UPCB Finance II) and, in turn UPCB Finance II used such proceeds to redeem €560.0 million ($600.8 million) of its €750.0 million ($804.6 million) aggregate principal amount of 6.375% senior secured notes (the UPCB Finance II Notes) and (c) the remaining €870.2 million ($933.6 million) outstanding principal amount of Facility AG under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $74.7 million. This loss includes (1) the payment of $53.5 million of redemption premium, (2) the write-off of $16.5 million of deferred financing costs and (3) the write-off of $4.7 million of unamortized discount.

For information regarding certain financing transactions completed subsequent to March 31, 2015 that impact the UPC Broadband Holding Bank Facility, see note 15.

UPC Holding Senior Notes

The details of the UPC Holding Senior Notes as of March 31, 2015 are summarized in the following table:

		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency		U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

UPC Holding 6.375% Senior Notes	September 15, 2022		€600.0	$643.7	$693.6	$639.0
UPC Holding 6.75% Euro Senior Notes	March 15, 2023		€450.0	482.8	528.9	482.8
UPC Holding 6.75% CHF Senior Notes	March 15, 2023	CHF	350.0	359.7	397.3	359.7
Total				$1,486.2	$1,619.8	$1,481.5
_______________

(a)	The carrying value of the UPC Holding 6.375% Senior Notes includes the impact of a discount.

Refinancing Transaction. During the first quarter of 2015, in connection with the UPC Ireland Transfer, UPC Holding used proceeds received to redeem in full the €640.0 million ($686.6 million) principal amount of 8.375% senior notes due August 15, 2020 (the UPC Holding 8.375% Senior Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $69.3 million, including (i) the payment of $59.2 million of redemption premium and (ii) the write-off of $10.1 million of deferred financing costs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

UPCB SPE Notes

The details of the UPCB SPE Notes as of March 31, 2015 are summarized in the following table:

			Outstanding principal amount
UPCB SPEs	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions
UPCB Finance II Notes	July 1, 2020	6.375%	€190.0	$203.8	$212.5	$203.8
UPCB Finance III Notes	July 1, 2020	6.625%	$1,000.0	1,000.0	1,042.5	1,000.0
UPCB Finance V Notes	November 15, 2021	7.250%	$750.0	750.0	810.0	750.0
UPCB Finance VI Notes	January 15, 2022	6.875%	$750.0	750.0	807.2	750.0
Total				$2,703.8	$2,872.2	$2,703.8

For information regarding certain financing transactions completed subsequent to March 31, 2015 that impact the UPCB SPE Notes, see note 15.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2015 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2015 exchange rates:

Debt:

	Virgin Media	Ziggo Group Holding (a)	Unitymedia	UPC Holding (b)	Telenet (c)	Other	Total
	in millions
Year ending December 31:
2015 (remainder of year)	$268.1	$—	$110.0	$572.1	$7.9	$26.2	$984.3
2016	11.9	3.6	14.4	83.0	7.9	362.2	483.0
2017	—	—	—	—	7.9	879.6	887.5
2018	—	—	—	—	7.9	236.1	244.0
2019	—	—	—	—	18.1	—	18.1
2020	2,355.0	76.9	—	1,203.8	548.4	—	4,184.1
Thereafter	11,496.2	7,719.6	7,250.8	4,291.3	3,036.0	2,075.0	35,868.9
Total debt maturities	14,131.2	7,800.1	7,375.2	6,150.2	3,634.1	3,579.1	42,669.9
Unamortized premium (discount)	19.9	24.4	—	(7.6)	(2.9)	(28.1)	5.7
Total debt	$14,151.1	$7,824.5	$7,375.2	$6,142.6	$3,631.2	$3,551.0	$42,675.6
Current portion (d)	$281.9	$3.6	$124.4	$655.2	$7.9	$39.8	$1,112.8
Noncurrent portion	$13,869.2	$7,820.9	$7,250.8	$5,487.4	$3,623.3	$3,511.2	$41,562.8
_______________

(a)	Amounts include the Ziggo SPE Notes issued by the Ziggo SPEs. As described above, the Ziggo SPEs are consolidated by Ziggo Group Holding.

(b)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(c)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet.

(d)	The outstanding principal amounts of our subsidiaries’ revolving credit facilities are included in our current debt maturities.

Capital lease obligations:

	Unitymedia	Telenet	Virgin Media	Other	Total
	in millions
Year ending December 31:
2015 (remainder of year)	$59.0	$48.1	$88.2	$19.7	$215.0
2016	78.7	57.9	71.2	21.4	229.2
2017	78.7	56.2	33.4	16.4	184.7
2018	78.7	54.2	10.2	9.8	152.9
2019	78.7	44.9	5.2	6.5	135.3
2020	78.7	42.4	4.2	5.6	130.9
Thereafter	777.5	191.9	207.5	43.5	1,220.4
Total principal and interest payments	1,230.0	495.6	419.9	122.9	2,268.4
Amounts representing interest	(517.5)	(127.7)	(188.6)	(26.9)	(860.7)
Present value of net minimum lease payments	$712.5	$367.9	$231.3	$96.0	$1,407.7
Current portion	$24.6	$36.9	$99.3	$19.2	$180.0
Noncurrent portion	$687.9	$331.0	$132.0	$76.8	$1,227.7

Non-cash Refinancing Transactions

During the three months ended March 31, 2015 and 2014, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $1,484.3 million and $1,375.5 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(8)    Income Taxes

Income tax benefit attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended
	March 31,
	2015	2014
	in millions

Computed “expected” tax benefit (a)	$121.4	$115.5
Change in valuation allowances (b):
Decrease	(226.0)	(55.2)
Increase	1.0	4.9
International rate differences (b) (c):
Increase	91.3	57.4
Decrease	(12.4)	(6.2)
Non-deductible or non-taxable foreign currency exchange results (b):
Increase	69.5	2.1
Decrease	(8.7)	(7.4)
Tax effect of intercompany financing	38.2	40.5
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(33.7)	(31.0)
Increase	11.2	15.0
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Increase	14.5	0.5
Decrease	(1.0)	(49.6)
Recognition of previously unrecognized tax benefits	8.9	28.8
Other, net	3.7	1.7
Total income tax benefit	$77.9	$117.0
_______________

(a)
The statutory or “expected” tax rates are the U.K. rates of 20.25% and 21.5% for the three months ended March 31, 2015 and 2014, respectively. A further decline to 20.0% occurred in April 2015. The estimated impact of this decline was reflected in our deferred tax balances in the third quarter of 2013, the quarter in which the scheduled tax rate changes in the U.K. were enacted.

(b)	Country jurisdictions giving rise to increases are grouped together and shown separately from country jurisdictions giving rise to decreases.

(c)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K.

As of March 31, 2015, our unrecognized tax benefits of $484.3 million included $266.1 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are currently undergoing income tax audits in Chile, Germany, the Netherlands, Slovakia, Switzerland and the U.S. In the U.S., the consolidated income tax returns of Liberty Global, Inc. (LGI) for 2009 through 2015 are under examination and the Internal Revenue Service (IRS) notified us of proposed adjustments to (i) the 2013 taxable income of LGI during the second

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

quarter of 2015 and (ii) the 2010 and 2009 taxable income of LGI during the fourth quarter of 2013. We have entered into the appeals process with the IRS with respect to the proposed adjustments to LGI’s 2010 and 2009 taxable income. While we believe that the resolution of these proposed adjustments to LGI’s 2013, 2010 and 2009 taxable income will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues. During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2015. The amount of any such reductions could range up to $250 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(9)    Equity

Share Repurchases

During the three months ended March 31, 2015, we purchased a total of 9,781,810 Liberty Global Class C ordinary shares at a weighted average price of $48.87 per share, for an aggregate purchase price of $478.1 million, including direct acquisition costs and the effects of derivative instruments. At March 31, 2015, the remaining amount authorized for share repurchases was $3,458.1 million.

(10)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Liberty Global shares and the shares of certain of our subsidiaries. The following table summarizes our share-based compensation expense:

	Three months ended March 31,
	2015	2014
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$42.1	$20.6
Other share-based incentive awards	25.4	30.2
Total Liberty Global shares	67.5	50.8
Telenet share-based incentive awards	3.2	2.9
Other	0.7	1.4
Total	$71.4	$55.1
Included in:
Operating expense	$0.7	$1.3
SG&A expense	70.7	53.8
Total	$71.4	$55.1
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global performance-based restricted share units (PSUs), (ii) a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) for the 2015 period, the Performance Grant Units (PGUs). The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(11) Restructuring Liability

A summary of the changes in our restructuring liability during the three months ended March 31, 2015 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2015	$27.6	$12.5	$116.0	$156.1
Restructuring charges	13.4	(0.8)	3.0	15.6
Cash paid	(12.1)	(1.1)	(7.4)	(20.6)
Foreign currency translation adjustments and other	(1.1)	1.5	(9.5)	(9.1)
Restructuring liability as of March 31, 2015	$27.8	$12.1	$102.1	$142.0

Current portion	$27.7	$3.4	$17.6	$48.7
Noncurrent portion	0.1	8.7	84.5	93.3
Total	$27.8	$12.1	$102.1	$142.0

Our restructuring charges during the three months ended March 31, 2015 include employee severance and termination costs related to certain reorganization and integration activities of $8.1 million in our Switzerland/Austria segment and $2.4 million and $1.6 million in Puerto Rico and the Netherlands, respectively. We expect to record further restructuring charges during the remainder of 2015 in connection with the continued integration of Ziggo with UPC Nederland and the European Operations Division.

(12)    Earnings or Loss per Ordinary Share

Basic earnings or loss per share attributable to Liberty Global shareholders is computed by dividing net earnings or loss attributable to Liberty Global shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted earnings or loss per share attributable to Liberty Global shareholders presents the dilutive effect, if any, on a per share basis of potential ordinary shares (e.g., options, share appreciation rights (SARs), PSARs, restricted share units (RSUs) and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our loss attributable to Liberty Global shareholders are set forth below:

	Three months ended
	March 31,
	2015	2014
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(537.5)	$(419.5)
Earnings from discontinued operation	—	340.7
Net loss attributable to Liberty Global shareholders	$(537.5)	$(78.8)

We reported losses from continuing operations attributable to Liberty Global shareholders for the three months ended March 31, 2015 and 2014. Therefore, the potentially dilutive effect at March 31, 2015 and 2014 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 36.1 million and 37.9 million, respectively, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 4.7 million and 3.3 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million and 2.6 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global shareholders

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment, non-cancelable operating leases and other items. The U.S. dollar equivalents of such commitments as of March 31, 2015 are presented below:

	Payments due during:
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter	Total
	in millions

Programming commitments	$626.2	$772.8	$613.8	$530.0	$231.6	$1.6	$0.3	$2,776.3
Network and connectivity commitments	265.3	249.1	228.0	120.2	84.9	60.5	873.2	1,881.2
Purchase commitments	800.8	116.8	56.8	11.3	3.9	—	—	989.6
Operating leases	128.7	138.9	116.1	97.7	76.4	45.2	245.6	848.6
Other commitments	272.2	180.0	138.9	82.9	42.5	21.5	26.6	764.6
Total (a)	$2,093.2	$1,457.6	$1,153.6	$842.1	$439.3	$128.8	$1,145.7	$7,260.3
_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2015 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2015 and 2014, the third-party programming and copyright costs incurred by our broadband communications and direct-to-home (DTH) operations aggregated $557.5 million and $517.0 million, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our mobile virtual network operator (MVNO) agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs will be subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Commitments arising from acquisition agreements are not reflected in the above table. For information regarding our commitments under acquisition agreements, see notes 3 and 15.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2015 and 2014, see note 4.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

It is possible that Belgacom or another third party or public authority will initiate further legal proceedings in an attempt to annul the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($21.5 million). In light of the fact that Belgacom has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be annulled, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($82 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. While we expect a decision by the court of first instance during 2015, the resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studios. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,013 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims previously asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). This claim included an allegation that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In March 2014, a separate class action claim was filed in Puerto Rico (the Class Action Claim) containing allegations substantially similar to those asserted in the PRTC Claim, but alleging ongoing injury on behalf of a consumer class (as opposed to harm to a competitor). The former owners of OneLink have partially indemnified us for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

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
March 31, 2015
(unaudited)

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

Telenet submitted draft reference offers regarding the obligations described above in February 2012, and the Belgium Regulatory Authorities published the final decision on September 9, 2013. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network had become operational and can be applied by wireless operator Mobistar SA (Mobistar). In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Belgacom submitted a request to Telenet to commence access negotiations. Telenet contests this request and has asked the Belgium Regulatory Authorities to assess the reasonableness of the Belgacom request. The timing for a decision regarding this assessment by the Belgium Regulatory Authorities is not known.

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

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On November 12, 2014, the Brussels Court of Appeal rejected Telenet’s appeal of the July 2011 Decision and accepted Belgacom’s claim that Belgacom should be allowed access to Telenet’s, among other operators, digital television platform and the resale of bundles of digital video and broadband internet services. Telenet is currently considering the possibility to file an appeal against this decision with the Belgian Supreme Court. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the quantitative aspects of the reference offers. Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is not expected before the end of 2015. There can be no certainty that Telenet’s appeals will be successful.

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

FCO Regulatory Issues. Our 2011 acquisition (the KBW Acquisition) of the German cable network Kabel BW GmbH (KBW) was subject to the approval of The Federal Cartel Office (the FCO) in Germany, which approval was received in December 2011. In January 2012, two of our competitors (collectively, the Appellants), including the incumbent telecommunications operator, each filed an appeal (collectively, the FCO Appeals) against the FCO regarding its decision to approve our KBW Acquisition. On August 14, 2013, the Düsseldorf Court of Appeal issued a ruling that set aside the FCO’s clearance decision.
During the fourth quarter of 2014, we, together with our German subsidiaries, entered into agreements with the Appellants pursuant to which the Appellants withdrew the FCO Appeals and, on January 21, 2015, the FCO consented to the withdrawal. On March 15, 2015, the Federal Court of Justice terminated the proceedings, as a result of which the FCO’s clearance decision with respect to our KBW Acquisition became final (without any additional review or conditions). On April 29, 2015, we paid the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Appellants an aggregate amount of €183.5 million ($196.9 million), in satisfaction of the provision that we recorded during the fourth quarter of 2014. We consider this matter to be closed.
Financial Transactions Tax. Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (the FTT). Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price. Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Although ongoing debate in the relevant countries demonstrates continued momentum around the FTT, uncertainty remains as to when the FTT would be implemented and the breadth of its application. Based on our understanding of the current status of the potential FTT, we do not expect that any implementation of the FTT would occur before 2016. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform. Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of the VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £42.2 million ($62.6 million) as of March 31, 2015. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the court’s decision is expected prior to September 30, 2015.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. The changes, which took effect on May 1, 2014, impacted Virgin Media and as a result of this legislation, Virgin Media’s revenue was £10.8 million ($16.0 million) lower during the first quarter of 2015, as compared to 2014. Recent correspondence from the U.K. government indicates that it may seek to challenge Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. If such a challenge were to be issued by the U.K. government, Virgin Media could be required to make a payment of the challenged amount in order to make an appeal. Virgin Media currently estimates that the challenged amount could be up to approximately £65 million ($96 million) before any penalties or interest. Any challenge and subsequent appeal would likely be subject to court proceedings that could delay the ultimate resolution of this matter for an extended period of time. No portion of this potential exposure has been accrued by Virgin Media as no claim has been asserted or assessed and the likelihood of loss is not considered to be probable.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. In this regard, during September 2014, VTR received a tariff proposal from the Chilean regulatory authority that would have retroactive effect to June 2012. The tariff proposal represented a significant reduction in the fixed-line termination rates currently charged by VTR, and VTR continued to recognize fixed-line interconnect revenue at the currently enacted rates. In February 2015, the Chilean regulatory authority revised its tariff proposal and, as this revised proposal was more in line with market rates, VTR recorded a $3.5 million reduction to its revenue during the first quarter of 2015, representing the impact of the revised tariff proposal from June 2012 through January 2015. Final resolution of the tariff-setting process in Chile is expected to occur during the first half of 2015. VTR believes that any difference between the revised tariff proposal and the final resolution will not be material.

We have security accreditations across a range of business-to-business (B2B) products and services in order to increase our offerings to public sector organizations in the U.K. These accreditations are granted subject to periodic reviews of our policies

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

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

During the fourth quarter of 2014, we began presenting (i) our operating segments in the U.K. and Ireland as one combined reportable segment, (ii) our operating segments in Switzerland and Austria as one combined reportable segment and (iii) our UPC DTH operating segment, as described below, as part of our Central and Eastern Europe reportable segment. These changes were made as a result of internal changes in organizational structures, changes in how these segments are evaluated and monitored by the chief operating decision maker and the integration of certain functions within these reportable segments. Previously, (a) our operating segments in the U.K. and Switzerland were each separate reportable segments, (b) our operating segments in Ireland and Austria were combined into one reportable segment, “Other Western Europe,” and (c) our UPC DTH operating segment was included in the European Operations Division’s central and other category. Segment information for all periods presented reflects the above-described changes. We present only the reportable segments of our continuing operations in the tables below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

As of March 31, 2015, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	Chile

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services and all of our reportable segments provide mobile services. At March 31, 2015, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Operations Division. In Chile, we provide video, broadband internet, fixed-line telephony and mobile services. Our corporate and other category includes (a) less significant consolidated operating segments that provide (1) broadband communications services in Puerto Rico and (2) programming and other services and (b) our corporate category. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
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

	Revenue
	Three months ended March 31,
	2015	2014
	in millions
European Operations Division:
U.K./Ireland	$1,711.4	$1,847.5
The Netherlands (a)	707.4	318.1
Germany	597.9	695.9
Belgium	502.7	574.2
Switzerland/Austria	439.3	463.8
Total Western Europe	3,958.7	3,899.5
Central and Eastern Europe	268.2	323.9
Central and other	(2.8)	(0.8)
Total European Operations Division	4,224.1	4,222.6
Chile	208.8	225.3
Corporate and other	91.8	93.1
Intersegment eliminations (b)	(7.8)	(7.3)
Total	$4,516.9	$4,533.7
______________

(a)	The amount presented for the 2014 period excludes the revenue of Ziggo, which was acquired on November 11, 2014.

(b)	Amounts are primarily related to transactions between our European Operations Division and our continuing programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

	Operating cash flow
	Three months ended March 31,
	2015	2014
	in millions
European Operations Division:
U.K./Ireland	$763.3	$791.6
The Netherlands (a)	367.9	183.3
Germany	364.0	429.0
Belgium	247.0	302.1
Switzerland/Austria	248.8	264.4
Total Western Europe	1,991.0	1,970.4
Central and Eastern Europe	118.1	158.2
Central and other	(67.9)	(70.9)
Total European Operations Division	2,041.2	2,057.7
Chile	76.0	82.7
Corporate and other	(19.9)	(16.9)
Intersegment eliminations (b)	—	4.0
Total	$2,097.3	$2,127.5
______________

(a)	The amount presented for the 2014 period excludes the operating cash flow of Ziggo, which was acquired on November 11, 2014.

(b)
The amount for the 2014 period is related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

The following table provides a reconciliation of total segment operating cash flow from continuing operations to loss from continuing operations before income taxes:

	Three months ended March 31,
	2015	2014
	in millions

Total segment operating cash flow from continuing operations	$2,097.3	$2,127.5
Share-based compensation expense	(71.4)	(55.1)
Depreciation and amortization	(1,451.4)	(1,377.1)
Impairment, restructuring and other operating items, net	(17.0)	(113.6)
Operating income	557.5	581.7
Interest expense	(615.9)	(653.5)
Realized and unrealized gains (losses) on derivative instruments, net	618.5	(376.6)
Foreign currency transaction losses, net	(1,035.6)	(20.8)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	151.4	(60.2)
Losses on debt modification and extinguishment, net	(274.5)	(20.9)
Other income (expense), net	(1.0)	13.3
Loss from continuing operations before income taxes	$(599.6)	$(537.0)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 7.

	Three months ended March 31,
	2015	2014
	in millions
European Operations Division:
U.K./Ireland	$347.3	$369.3
The Netherlands (a)	120.8	52.2
Germany	142.9	146.0
Belgium	63.2	91.8
Switzerland/Austria	56.6	73.8
Total Western Europe	730.8	733.1
Central and Eastern Europe	48.6	46.1
Central and other	50.3	69.9
Total European Operations Division	829.7	849.1
Chile	40.4	45.3
Corporate and other	54.8	15.8
Property and equipment additions	924.9	910.2
Assets acquired under capital-related vendor financing arrangements	(295.0)	(170.5)
Assets acquired under capital leases	(62.0)	(49.0)
Changes in current liabilities related to capital expenditures	93.3	44.3
Total capital expenditures	$661.2	$735.0
______________

(a)	The amount presented for the 2014 period excludes the property and equipment additions of Ziggo, which was acquired on November 11, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2015	2014
	in millions
Subscription revenue (a):
Video	$1,607.9	$1,640.5
Broadband internet	1,239.2	1,143.9
Fixed-line telephony	799.7	826.4
Cable subscription revenue	3,646.8	3,610.8
Mobile subscription revenue (b)	251.7	257.3
Total subscription revenue	3,898.5	3,868.1
B2B revenue (c)	373.9	367.0
Other revenue (b) (d)	244.5	298.6
Total revenue	$4,516.9	$4,533.7
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $54.4 million and $60.8 million during the three months ended March 31, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $66.6 million and $52.0 million during the three months ended March 31, 2015 and 2014, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, carriage fee, mobile handset and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2015	2014
	in millions
European Operations Division:
U.K.	$1,612.0	$1,727.9
The Netherlands (a)	707.4	318.1
Germany	597.9	695.9
Belgium	502.7	574.2
Switzerland	346.8	352.8
Poland	101.0	120.5
Ireland	99.4	119.6
Austria	92.5	111.0
Hungary	65.0	78.7
The Czech Republic	44.4	58.8
Romania	38.9	43.5
Slovakia	15.2	19.2
Other	0.9	2.4
Total European Operations Division	4,224.1	4,222.6
Chile	208.8	225.3
Puerto Rico	79.0	74.7
Other, including intersegment eliminations	5.0	11.1
Total	$4,516.9	$4,533.7
______________

(a)	The amount presented for the 2014 period excludes the revenue of Ziggo, which was acquired on November 11, 2014.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

(15)    Subsequent Events

UPC Broadband Holding Refinancing Transactions

UPCB Finance IV Limited (UPCB Finance IV), a special purpose financing entity that is owned 100% by a charitable trust, was created for the primary purpose of facilitating the April 15, 2015 offering of (i) $800.0 million aggregate principal amount of 5.375% senior secured notes due January 15, 2025 (the UPCB Finance IV Dollar Notes) and (ii) €600.0 million ($643.7 million) aggregate principal amount of 4.0% senior secured notes due January 15, 2027 (the UPCB Finance IV Euro Notes and, together with the UPCB Finance IV Dollar Notes, the UPCB Finance IV Notes).

UPCB Finance IV, which has no material business operations, used the proceeds from (i) the UPCB Finance IV Dollar Notes to fund a new additional facility (Facility AL) and (ii) the UPCB Finance IV Euro Notes to fund a new additional facility (Facility AK and, together with Facility AL, the New Facilities), each under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower. The call provisions, maturity and applicable interest rate for Facility AL and Facility AK are the same as those of the UPCB Finance IV Dollar Notes and the UPCB Finance IV Euro Notes, respectively.

The proceeds of the New Facilities were used to (i) prepay the remaining €190.0 million ($203.8 million) outstanding principal amount of Facility Y under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance II and, in turn UPCB Finance II used such proceeds to fully redeem the remaining outstanding amount of its UPCB Finance II Notes, (ii) prepay the outstanding principal amount of Facility Z under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance III Limited (UPCB Finance III) and, in turn UPCB Finance III used such proceeds to fully redeem the UPCB Finance III Notes, (iii) redeem 10% of the outstanding principal amount of each of the following: (a) Facility AC under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance V Limited (UPCB Finance V) and, in turn UPCB Finance V used such proceeds to redeem 10% of the outstanding principal amount of the UPCB Finance V Notes and (b) Facility AD under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance VI Limited (UPCB Finance VI) and, in turn UPCB Finance VI used such proceeds to redeem 10% of the outstanding principal amount of the UPCB Finance VI Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes, and (iv) repay the €200.0 million ($214.6 million) amount outstanding under Facility AI of the UPC Broadband Holding Bank Facility.

Subject to the circumstances described below, the UPCB Finance IV Dollar Notes are non-callable until January 15, 2020 and the UPCB Finance IV Euro Notes are non-callable until January 15, 2021 (each a UPCB Finance IV Notes Call Date). If, however, at any time prior to the applicable UPCB Finance IV Notes Call Date, all or a portion of the loans under the New Facilities are voluntarily prepaid (an Early Redemption Event), then UPCB Finance IV will be required to redeem an aggregate principal amount of the applicable UPCB Finance IV Notes equal to the aggregate principal amount of the loans so prepaid under the relevant New Facility. In general, the redemption price payable will equal 100% of the principal amount of the applicable UPCB Finance IV Notes to be redeemed and a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable UPCB Finance IV Notes Call Date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2015
(unaudited)

Upon the occurrence of an Early Redemption Event on or after the applicable UPCB Finance IV Notes Call Date, UPCB Finance IV will redeem an aggregate principal amount of the UPCB Finance IV Notes equal to the principal amount of the related facility prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, (as specified in the applicable indenture), if any, to the applicable redemption date, if redeemed during the 12-month period commencing on January 15 of the years set forth below:

	Redemption price
Year	UPCB Finance IV Dollar Notes	UPCB Finance IV Euro Notes

2020	102.688%	N.A.
2021	101.792%	102.000%
2022	100.896%	101.000%
2023	100.000%	100.500%
2024 and thereafter	100.000%	100.000%

If there is a change in control (as specified in the indenture) under the UPC Broadband Holding Bank Facility, UPCB Finance IV must offer to repurchase the UPCB Finance IV Notes at a redemption price of 101%.

Prior to the applicable UPCB Finance IV Notes Call Date, during each 12-month period commencing on the date on which the UPCB Finance IV Notes were issued, UPCB Finance IV may redeem up to 10% of the principal amount of the UPCB Finance IV Notes at a redemption price of 103% of the principal amount of the relevant UPCB Finance IV Notes plus accrued and unpaid interest up to (but excluding) the redemption date.

Virgin Media Refinancing Transactions

On April 30, 2015, Virgin Media Secured Finance issued the Additional 2026 VM Senior Secured Notes. For additional information, see note 7.

Pending Acquisition of BASE

On April 18, 2015, Telenet entered into a definitive agreement (the BASE Agreement) to acquire BASE Company NV (BASE) for a purchase price of €1,324.4 million ($1,420.9 million). BASE is the third-largest mobile network operator in Belgium. We expect that this acquisition will provide Telenet with cost-effective long-term mobile access to effectively compete for future growth opportunities in the Belgium mobile market. Telenet intends to finance the acquisition of BASE through a combination of €1.0 billion ($1,072.8 million) of new debt facilities and existing liquidity. The acquisition of BASE is subject to customary closing conditions, including merger approval from the relevant competition authorities, and is expected to close by the end of March 2016. The BASE Agreement provides that in the event the relevant competition authorities fail to approve the transaction, Telenet would be required to pay the seller a termination fee of €100.0 million ($107.3 million).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2014 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2015 and 2014.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2015.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated revenue decreases or cost increases, liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2014 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
consumer acceptance of our existing service offerings, including our enhanced video, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our enhanced video, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	our ability to maintain our revenue from channel carriage arrangements, particularly in Germany;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions, including the impact of the conditions imposed in connection with the acquisition of KBW on our operations in Germany and the Ziggo Acquisition on our operations in the Netherlands;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have acquired, such as Ziggo, or may acquire, such as BASE;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., U.S. or in other countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of credit and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors (including our third-party wireless network providers under our MVNO arrangements) to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our enhanced video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at March 31, 2015 in 14 countries. Through Unitymedia, Ziggo Group Holding and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in Germany, the Netherlands and Belgium, respectively. Through Virgin Media, we provide (i) video, broadband internet and fixed-line telephony services in the U.K. and Ireland and (ii) mobile services in the U.K. We also provide (a) video, broadband internet and fixed-line telephony services in eight other European countries and (b) mobile services in four other European countries. The operations of Virgin Media, Unitymedia, Ziggo Group Holding, Telenet and our other operations in Europe are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR. Our consolidated operations also include the broadband communications operations of Liberty Puerto Rico.

We have completed a number of transactions that impact the comparability of our 2015 and 2014 results of operations, including the Ziggo Acquisition on November 11, 2014 and a number of less significant acquisitions during 2014. For further information regarding our pending and completed acquisitions, see notes 3 and 15 to our condensed consolidated financial statements.

On January 31, 2014, we completed the Chellomedia Transaction and, accordingly, the Chellomedia Disposal Group is presented as a discontinued operation in our condensed consolidated financial statements for all applicable periods presented. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At March 31, 2015, we owned and operated networks that passed 52,123,100 homes and served 56,022,200 revenue generating units (RGUs), consisting of 24,178,100 video subscribers, 17,424,500 broadband internet subscribers and 14,419,600 fixed-line telephony subscribers. In addition, at March 31, 2015, we served 4,570,000 mobile subscribers.

During the first quarter of 2015, we modified certain video subscriber definitions to better align these definitions with the underlying services received by our subscribers and have replaced our “digital cable” and “analog cable” subscriber definitions with “enhanced video” and “basic video,” respectively. A basic video subscriber receives our video service via an analog video signal or a digital video signal without subscribing to any recurring monthly service that requires the use of encryption-enabling technology. An enhanced video subscriber receives our video service via a digital video signal while subscribing to any recurring monthly service that requires the use of encryption-enabling technology.

Including the effects of acquisitions, we added a total of 71,600 RGUs during the first three months of 2015. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date RGU additions, we added 68,400 RGUs on an organic basis during the three months ended March 31, 2015, as compared to 345,100 RGUs that we added on an organic basis during the corresponding period in 2014. The organic RGU growth during the three months ended March 31, 2015 is attributable to the net effect of (i) a decrease of 170,100 basic video RGUs, (ii) an increase of 153,900 broadband internet RGUs, (iii) an increase of 83,200 fixed-line telephony RGUs and (iv) an increase of 7,300 enhanced video RGUs.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node and advanced digital subscriber line technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	an organic decline in overall revenue in the Netherlands during the first quarter of 2015, as compared to the first quarter of 2014;

(ii)
organic declines during the first quarter of 2015 in (a) video RGUs in most of our markets, as net declines in our basic video RGUs generally exceeded net additions to our enhanced video RGUs (including migrations from basic video) in these markets, (b) fixed-line telephony RGUs in the Netherlands and (c) total RGUs in the Netherlands; and

(iii)	organic declines in overall cable ARPU in the Netherlands and many of our other markets during the first quarter of 2015, as compared to the first quarter of 2014.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2015 and 2014 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended March 31, 2015 was to the euro and British pound sterling as 45.1% and 35.7% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B services, and all of our reportable segments provide mobile services. For detailed information regarding the composition of our reportable segments, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise operating cash flow (revenue, operating expenses and SG&A expenses, excluding share-based compensation expense, as further discussed in note 14 to our condensed consolidated financial statements), as well as an analysis of operating cash flow by reportable segment for the three months ended March 31, 2015 and 2014. These tables present (i) the amounts reported by each of our reportable segments for the comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impact of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. We also provide a table showing the operating cash flow margins of our reportable segments for the three months ended March 31, 2015 and 2014 at the end of this section.

The revenue of our reportable segments includes revenue earned from (i) subscribers to our broadband communications and mobile services and (ii) B2B services, interconnect, channel carriage fees, mobile handset sales, installation fees, late fees and advertising revenue. Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

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

We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our networks or networks that we access through MVNO or other arrangements. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight in many of our markets. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes, we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our operating cash flow would be dependent on the call or text messaging patterns that are subject to the changed termination rates. For information regarding an ongoing tariff-setting process in Chile, see note 13 to our condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
European Operations Division:
U.K./Ireland	$1,711.4	$1,847.5	$(136.1)	(7.4)	2.4
The Netherlands (a)	707.4	318.1	389.3	122.4	(1.9)
Germany	597.9	695.9	(98.0)	(14.1)	4.6
Belgium	502.7	574.2	(71.5)	(12.5)	6.5
Switzerland/Austria	439.3	463.8	(24.5)	(5.3)	3.8
Total Western Europe	3,958.7	3,899.5	59.2	1.5	3.2
Central and Eastern Europe	268.2	323.9	(55.7)	(17.2)	0.8
Central and other	(2.8)	(0.8)	(2.0)	N.M.	N.M.
Total European Operations Division	4,224.1	4,222.6	1.5	—	3.0
Chile	208.8	225.3	(16.5)	(7.3)	4.8
Corporate and other	91.8	93.1	(1.3)	(1.4)	0.9
Intersegment eliminations	(7.8)	(7.3)	(0.5)	N.M.	N.M.
Total	$4,516.9	$4,533.7	$(16.8)	(0.4)	3.0
_______________

(a)	The amount presented for the 2014 period excludes the revenue of Ziggo, which was acquired on November 11, 2014.

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

U.K./Ireland. The decrease in U.K./Ireland’s revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) an organic increase of $44.6 million or 2.4%, (ii) the impacts of acquisitions, (iii) the impact of a disposal and (iv) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$22.3	$—	$22.3
ARPU (b)	8.3	—	8.3
Total increase in cable subscription revenue	30.6	—	30.6
Increase in mobile subscription revenue (c)	3.6	—	3.6
Total increase in subscription revenue	34.2	—	34.2
Increase in B2B revenue (d)	—	7.7	7.7
Increase in other non-subscription revenue (e)	—	2.7	2.7
Total organic increase	34.2	10.4	44.6
Impact of acquisitions	0.4	0.8	1.2
Impact of a disposal (f)	—	(10.6)	(10.6)
Impact of FX	(141.9)	(29.4)	(171.3)
Total	$(107.3)	$(28.8)	$(136.1)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is primarily attributable to increases in the average numbers of broadband internet and fixed-line telephony RGUs that were only partially offset by declines in the average numbers of basic and enhanced video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is due to the net effect of (i) a net increase resulting from the following factors: (a) higher ARPU due to February 2015 and February 2014 price increases for broadband internet, enhanced video and fixed-line telephony services, (b) lower ARPU due to the impact of higher discounts, (c) higher ARPU due to an increase in the proportion of subscribers receiving higher-priced tiers of broadband internet services in U.K./Ireland’s bundles, (d) lower ARPU due to lower fixed-line telephony call volume, (e) lower ARPU of $17.9 million due to a change in legislation in the U.K. with respect to the charging of VAT, as discussed below, and (f) lower ARPU resulting from the $12.2 million impact of a January 1, 2015 change in how VAT is applied to certain components of our U.K. operations and (ii) an adverse change in RGU mix in Ireland.

(c)
The increase in mobile subscription revenue relates to Virgin Media and is primarily due to the net effect of (i) an increase in the number of customers taking postpaid mobile services, (ii) a decline in the number of prepaid mobile customers, (iii) a decline of $3.6 million in postpaid mobile services revenue due to the November 2014 introduction of a new mobile program in the U.K. whereby customers can elect to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract (the Freestyle Mobile Proposition), (iv) a decrease of $3.0 million related to the above-described change in VAT applicable to certain components of our U.K. operations and (v) a decline in chargeable usage as subscribers moved to higher-limit and unlimited usage bundles for voice and short message service (or SMS). Revenue associated with handsets sold under the Freestyle Mobile Proposition is recognized upfront and included in other non-subscription revenue, as noted below. Prior to the Freestyle Mobile Proposition, this revenue, which was contingent upon delivering future airtime services, was recognized over the life of the customer contract as part of the monthly fee and included in subscription revenue.

(d)
The increase in B2B revenue is primarily due to the net effect of (i) an increase in data revenue, primarily attributable to (a) increased volume and (b) an increase of $6.5 million in the U.K.’s amortization of deferred upfront fees on B2B contracts, (ii) a decline in voice revenue, primarily attributable to a decline in usage, and (iii) a decline in other revenue in the U.K., largely attributable to lower equipment sales.

(e)
The increase in other non-subscription revenue is largely due to the net effect of (i) an increase in mobile handset sales, primarily attributable to a $21.4 million increase associated with the November 2014 introduction of the Freestyle Mobile Proposition, (ii) a decrease in installation revenue of $7.0 million and (iii) a decrease in interconnect revenue of $5.4 million, primarily due to (a) a decline in mobile SMS termination volume and (b) a reduction in fixed-line termination rates beginning in February 2014. Under the Freestyle Mobile Proposition, Virgin Media generally recognizes the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments.

(f)
Represents the estimated impact of the non-cable subscribers in the U.K. that we agreed to sell in the fourth quarter of 2014 (the U.K. Non-Cable Disposal). The non-cable subscribers are being migrated to a third-party over time and Virgin Media expects this migration to be substantially complete by the end of the second quarter of 2015.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. The changes, which took effect on May 1, 2014, impacted Virgin Media and some of its competitors. For additional information regarding a potential challenge from the U.K. government regarding Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation, see note 13 to our condensed consolidated financial statements.

The Netherlands. The increase in the Netherlands’ revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, is primarily due to the Ziggo Acquisition. Due to the size of the Ziggo Acquisition and the resulting impact on the organic growth rate of the Netherlands, the below discussion and analysis of the Netherlands’ revenue is presented on a pro forma basis as if the results of Ziggo were included along with those of UPC Nederland for the three months ended March 31, 2014. The pro forma revenue amounts for Ziggo are based on Ziggo’s publicly-reported results for the three months ended March 31, 2014, as adjusted to (i) convert Ziggo’s publicly-reported results from International Financial Reporting Standards, as adopted by the EU, to GAAP, (ii) conform Ziggo’s accounting policies to Liberty Global’s accounting policies, (iii) reflect the impacts of the acquisition accounting applied to the Ziggo Acquisition and (iv) exclude the revenue related to a partner network agreement that was terminated shortly after the Ziggo Acquisition. We believe this pro forma revenue analysis provides the most meaningful comparison of the Netherlands’ revenue.

The pro forma decrease in the Netherlands’ revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) a pro forma organic increase of $5.2 million or 0.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in pro forma cable subscription revenue due to change in:
Average number of RGUs (a)	$(1.3)	$—	$(1.3)
ARPU (b)	8.4	—	8.4
Total increase in pro forma cable subscription revenue	7.1	—	7.1
Increase in pro forma mobile subscription revenue (c)	5.2	—	5.2
Total increase in pro forma subscription revenue	12.3	—	12.3
Decrease in pro forma B2B revenue	—	(0.5)	(0.5)
Decrease in pro forma other non-subscription revenue (d)	—	(6.6)	(6.6)
Total pro forma organic increase (decrease)	12.3	(7.1)	5.2
Pro forma impact of FX	(142.4)	(10.7)	(153.1)
Total	$(130.1)	$(17.8)	$(147.9)
_______________

(a)
The pro forma decrease in cable subscription revenue related to a change in the average number of RGUs is attributable to a decline in the average number of basic video RGUs that was mostly offset by increases in the average numbers of broadband internet, enhanced video and fixed-line telephony RGUs.

(b)
The pro forma increase in cable subscription revenue related to a change in ARPU is due to (i) a net increase primarily resulting from the following factors: (a) higher ARPU due to the impact of lower discounts, (b) lower ARPU due to a decrease in fixed-line telephony call volume, (c) higher ARPU due to the impact of increases in the proportions of subscribers receiving higher-priced tiers of fixed-line telephony and video services in the Netherlands’ bundles, including the impact of price increases in March 2015, October 2014 and April 2014, and (d) lower ARPU from incremental enhanced video services and (ii) an improvement in RGU mix.

(c)	The pro forma increase in mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(d)
The pro forma decrease in other non-subscription revenue is due to (i) lower revenue from set-top box sales due to the Netherlands’ increased emphasis on the rental, as opposed to the sale, of set-top boxes, (ii) a decrease in installation revenue and (iii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Germany. The decrease in Germany’s revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) an organic increase of $31.7 million or 4.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$24.3	$—	$24.3
ARPU (d)	21.1	—	21.1
Total increase in cable subscription revenue	45.4	—	45.4
Increase in mobile subscription revenue	0.6	—	0.6
Total increase in subscription revenue	46.0	—	46.0
Increase in B2B revenue	—	0.8	0.8
Decrease in other non-subscription revenue (e)	—	(15.1)	(15.1)
Total organic increase (decrease)	46.0	(14.3)	31.7
Impact of FX	(118.6)	(11.1)	(129.7)
Total	$(72.6)	$(25.4)	$(98.0)
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of March 31, 2015, bulk agreements covering approximately 36% of the video subscribers that Germany serves through these agreements expire by the end of 2016 or are terminable on 30-days notice. During the three months ended March 31, 2015, Germany’s 20 largest bulk agreement accounts generated approximately 8% of its total revenue (including estimated amounts billed directly to the building occupants for enhanced video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all.

(b)
Other non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2015 through 2018. The aggregate amount of revenue related to these carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended March 31, 2015. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited through 2016 by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs that were only partially offset by a decline in the average number of basic video RGUs.

(d)
The increase in cable subscription revenue related to a change in ARPU is due to (i) a net increase primarily resulting from the following factors: (a) higher ARPU due to the impact of price increases in February 2015, November 2014 and September 2014 for internet and video services, partially offset by an increase in the proportion of subscribers receiving lower-priced tiers of services in Germany’s bundles, (b) higher ARPU from fixed-line telephony services due to the net effect of (1) an increase in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (2) a decrease in ARPU associated with lower fixed-line telephony call volume for customers on usage-based calling plans and (c) slightly lower ARPU from basic video services, primarily due to the net effect of (A) a higher proportion of customers receiving discounted basic video services through certain bulk agreements and (B) higher negotiated rates through these agreements, and (ii) an improvement in RGU mix. The net increase in cable subscription revenue related to a change in ARPU also includes the negative impact of higher bundling and promotional discounts.

(e)
The decrease in other non-subscription revenue includes the unfavorable impact of $11.9 million of nonrecurring network usage revenue recorded during the first quarter of 2014 that was related to the settlement of prior period amounts. In addition, Germany’s other non-subscription revenue includes a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Belgium. The decrease in Belgium’s revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) an organic increase of $37.4 million or 6.5% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$11.8	$—	$11.8
ARPU (b)	11.1	—	11.1
Total increase in cable subscription revenue	22.9	—	22.9
Increase in mobile subscription revenue (c)	8.4	—	8.4
Total increase in subscription revenue	31.3	—	31.3
Increase in B2B revenue (d)	—	3.7	3.7
Increase in other non-subscription revenue (e)	—	2.4	2.4
Total organic increase	31.3	6.1	37.4
Impact of FX	(92.9)	(16.0)	(108.9)
Total	$(61.6)	$(9.9)	$(71.5)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs that were only partially offset by a decline in the average number of basic video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is due to (i) a net increase primarily resulting from the following factors: (a) higher ARPU due to (1) the impact of an increase in the proportion of subscribers receiving higher-priced tiers of service in Belgium’s current bundles and migrations to higher-priced bundle offerings and (2) February 2015 price increases for certain existing broadband internet, video and fixed-line telephony services and (b) lower ARPU due to the impact of higher bundling and promotional discounts and (ii) an improvement in RGU mix.

(c)
The increase in mobile subscription revenue is primarily due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU primarily due to (a) a reduction in billable usage and (b) the impact of an increase in the proportion of subscribers receiving lower-priced tiers of mobile services.

(d)	The increase in B2B revenue is primarily due to higher revenue from information technology security services and related equipment sales.

(e)
The increase in other non-subscription revenue is primarily due to an increase in interconnect revenue of $4.0 million, primarily attributable to the net effect of (i) growth in mobile customers and (ii) lower SMS usage.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

Switzerland/Austria. The decrease in Switzerland/Austria’s revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) an organic increase of $17.6 million or 3.8%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$4.9	$—	$4.9
ARPU (b)	6.8	—	6.8
Total increase in cable subscription revenue	11.7	—	11.7
Increase in mobile subscription revenue	1.5	—	1.5
Total increase in subscription revenue	13.2	—	13.2
Increase in B2B revenue (c)	—	3.7	3.7
Increase in other non-subscription revenue	—	0.7	0.7
Total organic increase	13.2	4.4	17.6
Impact of an acquisition	1.9	(0.1)	1.8
Impact of FX	(36.1)	(7.8)	(43.9)
Total	$(21.0)	$(3.5)	$(24.5)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, enhanced video and fixed-line telephony RGUs that were largely offset by a decline in the average number of basic video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is primarily due to an increase in Switzerland, as Austria’s ARPU remained relatively unchanged. The increase in ARPU in Switzerland is due to (i) an improvement in RGU mix and (ii) a net increase primarily resulting from the following factors: (a) higher ARPU due to price increases in March 2015, January 2015 and April 2014 for certain existing broadband internet, video and fixed-line telephony services, (b) lower ARPU due to the impact of an increase in the proportion of subscribers receiving lower-priced tiers of broadband internet services in Switzerland’s bundles and (c) lower ARPU due to the impact of higher bundling discounts. ARPU in Austria remained relatively unchanged, primarily due to the net effect of (1) higher ARPU due to a January 2015 price increase for video and broadband internet services and (2) lower ARPU due to the impact of higher bundling discounts.

(c)	The increase in B2B revenue is primarily due to higher revenue from voice and data services in Switzerland.

Central and Eastern Europe. The decrease in Central and Eastern Europe’s revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) an organic increase of $2.5 million or 0.8% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$8.2	$—	$8.2
ARPU (b)	(6.2)	—	(6.2)
Total increase in cable subscription revenue	2.0	—	2.0
Increase in mobile subscription revenue	0.1	—	0.1
Total increase in subscription revenue	2.1	—	2.1
Increase in B2B revenue (c)	—	2.0	2.0
Decrease in other non-subscription revenue	—	(1.6)	(1.6)
Total organic increase	2.1	0.4	2.5
Impact of FX	(53.5)	(4.7)	(58.2)
Total	$(51.4)	$(4.3)	$(55.7)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is primarily attributable to the net effect of (i) increases in the average numbers of enhanced video, broadband internet and fixed-line telephony RGUs in Poland, Hungary, Romania and Slovakia, (ii) a decline in the average numbers of basic video RGUs in Poland, Hungary, Romania and Slovakia, (iii) declines in the average numbers of fixed-line telephony and enhanced video RGUs in the Czech Republic and (iv) an increase in the average number of RGUs at UPC DTH.

(b)
The decrease in cable subscription revenue related to a change in ARPU is due to the net effect of (i) a decrease primarily resulting from the following factors: (a) lower ARPU due to the inclusion of lower-priced tiers of video and fixed-line telephony services in Central and Eastern Europe’s bundles, (b) lower ARPU resulting from the $4.2 million impact of a January 1, 2015 change in how VAT is calculated for the UPC DTH operations in Hungary, the Czech Republic and Slovakia and (c) higher ARPU due to the impact of lower bundling discounts and (ii) an improvement in RGU mix.

(c)	The increase in B2B revenue is primarily due to higher revenue from voice services in Poland.

Chile. The decrease in Chile’s revenue during the three months ended March 31, 2015, as compared to the corresponding period in 2014, includes (i) an organic increase of $10.9 million or 4.8% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.8	$—	$5.8
ARPU (b)	2.4	—	2.4
Total increase in cable subscription revenue	8.2	—	8.2
Increase in mobile subscription revenue (c)	4.4	—	4.4
Total increase in subscription revenue	12.6	—	12.6
Decrease in non-subscription revenue (d)	—	(1.7)	(1.7)
Total organic increase (decrease)	12.6	(1.7)	10.9
Impact of FX	(26.0)	(1.4)	(27.4)
Total	$(13.4)	$(3.1)	$(16.5)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average numbers of broadband internet, enhanced video and fixed-line telephony RGUs that were only partially offset by a decline in the average number of basic video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is due to (i) a net increase resulting from the following factors: (a) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (b) lower ARPU due to the impact of higher promotional and bundling discounts, (c) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and fixed-line telephony services in Chile’s bundles, (d) lower fixed-line telephony ARPU resulting from a $2.5 million adjustment recorded during the first quarter of 2015 to reflect the retroactive application of a proposed tariff on ancillary services provided directly to customers from July 2013 through February 2014 and (e) higher ARPU from incremental enhanced video services and (ii) an improvement in RGU mix.

(c)
The increase in mobile subscription revenue is attributable to increases in (i) the average number of postpaid subscribers, which more than offset the decrease in the average number of prepaid subscribers, and (ii) mobile ARPU, primarily due to a higher proportion of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

(d)
The decrease in non-subscription revenue is primarily due to the net effect of (i) a decrease in interconnect revenue, partially associated with an adjustment recorded during the first quarter of 2015 to reflect a proposed tariff on fixed-line termination rates, including the $1.4 million impact of the retroactive application from June 2012 through December 2014, and (ii) an increase in installation revenue.

For information regarding the proposed tariff discussed in (b) and (d) above, see note 13 to our condensed consolidated financial statements.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
European Operations Division:
U.K./Ireland	$724.4	$817.3	$(92.9)	(11.4)	(1.5)
The Netherlands (a)	225.6	96.1	129.5	134.8	(3.4)
Germany	144.3	162.0	(17.7)	(10.9)	8.2
Belgium	203.5	206.5	(3.0)	(1.5)	19.5
Switzerland/Austria	125.0	135.3	(10.3)	(7.6)	1.7
Total Western Europe	1,422.8	1,417.2	5.6	0.4	2.8
Central and Eastern Europe	109.9	123.1	(13.2)	(10.7)	8.6
Central and other	17.9	16.3	1.6	9.8	12.7
Total European Operations Division	1,550.6	1,556.6	(6.0)	(0.4)	3.4
Chile	93.2	101.4	(8.2)	(8.1)	4.0
Corporate and other	49.5	50.2	(0.7)	(1.4)	4.9
Intersegment eliminations	(8.1)	(10.7)	2.6	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	1,685.2	1,697.5	(12.3)	(0.7)	3.6
Share-based compensation expense	0.7	1.3	(0.6)	(46.2)
Total	$1,685.9	$1,698.8	$(12.9)	(0.8)
_______________

(a)	The amount presented for the 2014 period excludes the operating expenses of Ziggo, which was acquired on November 11, 2014.

N.M. — Not Meaningful.

General. Operating expenses include programming and copyright, network operations, mobile access and interconnect, customer operations, customer care, share-based compensation and other costs related to our operations. We do not include share-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) growth in the number of our enhanced video subscribers, (ii) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, and (iii) rate increases. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through rate increases would result in increased pressure on our operating margins.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) decreased $6.0 million or 0.4% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This decrease includes (i) an increase of $182.9 million attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions and (ii) a decrease of $8.5 million attributable to the U.K. Non-Cable Disposal. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, the European Operations Division’s operating expenses increased $52.8 million or 3.4%. This increase includes the following factors:

•
An increase in programming and copyright costs of $53.2 million or 11.3%, due in part to growth in enhanced video services, predominantly in U.K./Ireland and, to a lesser extent, in Germany and Poland. The increase in programming and copyright costs also includes the impacts of certain nonrecurring adjustments related to the settlement or reassessment of operational contingencies, which resulted in a net increase in programming and copyright costs of $18.0 million, as the impacts of accrual releases during the first quarter of 2015 in Switzerland/Austria of $2.6 million, in Belgium of $2.5 million and in U.K./Ireland of $1.7 million were more than offset by the impacts of accrual releases that reduced programming costs by $17.5 million in Belgium and $7.3 million in Poland during the first quarter of 2014;

•
A decrease in network-related expenses of $24.3 million or 10.9%, due in part to the impact of a reduction in local authority charges for certain elements of network infrastructure in the U.K. resulting in (i) a non-recurring benefit during the first quarter of 2015 of $7.9 million and (ii) a recurring benefit of $6.0 million during the first quarter of 2015 arising from successful appeals during the last half of 2014. The decrease in network-related expenses also includes (a) a decrease in network and customer premises equipment maintenance costs, primarily in U.K./Ireland, the European Operations Division’s central operation and Belgium, (b) lower duct and pole rental costs, primarily in Belgium, and (c) a $1.8 million decrease due to the impacts of accrual releases in the first quarter of 2015 associated with the reassessment of operational contingencies in U.K./Ireland;

•
An increase in outsourced labor and professional fees of $14.0 million or 15.8%, due to (i) higher call center costs, predominantly in U.K./Ireland, Germany and Belgium, and (ii) higher consulting costs, primarily in Belgium and Germany;

•
An increase in mobile handset costs of $10.2 million, primarily due to the net effect of (i) an increase in costs associated with subscriber promotions involving free or heavily-discounted handsets in Belgium, (ii) a decrease in costs as a result of continued growth of subscriber identification module or “SIM”-only contracts in U.K./Ireland and (iii) an increase in mobile handset sales to third-party retailers, primarily in Switzerland/Austria;

•
An increase in mobile access and interconnect costs of $6.7 million or 2.8%, primarily due to the net effect of (i) increased costs in U.K./Ireland and Belgium attributable to mobile subscriber growth, (ii) lower fixed-line telephony call volumes, predominantly in U.K./Ireland, and (iii) a $2.7 million increase in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency; and

•	A decrease in bad debt and collection expense of $6.4 million or 15.4%, primarily due to decreases occurring in U.K./Ireland and Belgium.

Chile. Chile’s operating expenses (exclusive of share-based compensation expense) decreased $8.2 million or 8.1% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Excluding the effects of FX, Chile’s operating expenses increased $4.1 million or 4.0%. This increase includes the following factors:

•
An increase in programming and copyright costs of $4.1 million or 10.6%, primarily associated with (i) growth in enhanced video services and (ii) a $1.2 million increase arising from foreign currency exchange rate fluctuations with respect to Chile’s U.S. dollar denominated programming contracts. During the three months ended March 31, 2015, $9.6 million or 26.9% of Chile’s programming costs were denominated in U.S. dollars;

•	A decrease in personnel costs of $1.7 million or 13.8%, due to individually insignificant changes in various personnel cost categories;

•	An increase in outsourced labor and professional fees of $1.4 million or 18.4%, primarily due to higher call center costs; and

•
A decrease in mobile access and interconnect costs of $0.1 million or 0.8%, primarily attributable to the net effect of (i) a $2.4 million decrease in mobile access charges due to a February 2015 tariff decline that was retroactive to May 2014, including a $1.8 million decrease related to 2014 access charges, (ii) higher roaming costs due to the impact of increased volume and (iii) an increase in interconnect costs resulting from higher call volume and higher rates.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
European Operations Division:
U.K./Ireland	$223.7	$238.6	$(14.9)	(6.2)	3.1
The Netherlands (a)	113.9	38.7	75.2	194.3	19.3
Germany	89.6	104.9	(15.3)	(14.6)	3.9
Belgium	52.2	65.6	(13.4)	(20.4)	(3.3)
Switzerland/Austria	65.5	64.1	1.4	2.2	12.8
Total Western Europe	544.9	511.9	33.0	6.4	4.9
Central and Eastern Europe	40.2	42.6	(2.4)	(5.6)	15.2
Central and other	47.2	53.8	(6.6)	(12.3)	13.8
Total European Operations Division	632.3	608.3	24.0	3.9	6.4
Chile	39.6	41.2	(1.6)	(3.9)	9.1
Corporate and other	62.2	59.8	2.4	4.0	11.0
Intersegment eliminations	0.3	(0.6)	0.9	N.M.	N.M.
Total SG&A expenses excluding share-based compensation expense	734.4	708.7	25.7	3.6	7.0
Share-based compensation expense	70.7	53.8	16.9	31.4
Total	$805.1	$762.5	$42.6	5.6
_______________

(a)	The amount presented for the 2014 period excludes the SG&A expenses of Ziggo, which was acquired on November 11, 2014.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $24.0 million or 3.9% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase includes $92.7 million, attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $38.8 million or 6.4%. This increase includes the following factors:

•
An increase in personnel costs of $11.7 million or 4.8%, primarily due to (i) increased staffing levels, primarily in Switzerland/Austria, the Netherlands and Belgium, and (ii) higher incentive compensation costs, predominantly in the European Operations Division’s central operations and Belgium;

•
An increase in sales and marketing costs of $8.6 million or 4.0%, primarily due to the net effect of (i) higher third-party sales commissions, predominantly in Germany, (ii) lower costs associated with advertising campaigns in Germany, Belgium and U.K./Ireland, and (iii) higher costs associated with advertising campaigns, primarily in Switzerland/Austria and the Netherlands and, to a lesser extent, Poland;

•
An increase in information technology-related expenses of $5.2 million or 15.2%, primarily due to the net effect of (i) higher software and other information technology-related maintenance costs, predominantly in U.K./Ireland and the European Operations Division’s central operations, and (ii) a $2.1 million decrease in Belgium due to the impact of an accrual release in the first quarter of 2015 associated with the reassessment of an operational contingency; and

•
An increase in outsourced labor and professional fees of $4.6 million or 14.2%, primarily due to the net effect of (i) increased consulting costs related to information technology and finance initiatives, primarily in the European Operations Division’s central operations, and (ii) decreased consulting and legal costs, predominantly in Germany.

Chile. Chile’s SG&A expenses (exclusive of share-based compensation expense) decreased $1.6 million or 3.9% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Excluding the effects of FX, Chile’s SG&A expenses increased $3.8 million or 9.1%. This increase includes the following factors:

•	An increase in sales and marketing costs of $3.7 million or 24.3%, primarily due to higher advertising costs and third-party sales commissions;

•	A decrease in personnel costs of $2.0 million or 15.4%, primarily due to lower severance and incentive compensation costs; and

•	An increase in outsourced labor and professional fees of $1.4 million, primarily due to higher consulting costs.

Operating Cash Flow of our Reportable Segments

Operating cash flow is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As we use the term, operating cash flow is defined as revenue less operating and SG&A expenses (excluding share-based compensation, depreciation and amortization, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items). For additional information concerning this performance measure and for a reconciliation of total segment operating cash flow to our loss from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
European Operations Division:
U.K./Ireland	$763.3	$791.6	$(28.3)	(3.6)	6.3
The Netherlands (a)	367.9	183.3	184.6	100.7	(5.5)
Germany	364.0	429.0	(65.0)	(15.2)	3.3
Belgium	247.0	302.1	(55.1)	(18.2)	(0.2)
Switzerland/Austria	248.8	264.4	(15.6)	(5.9)	2.7
Total Western Europe	1,991.0	1,970.4	20.6	1.0	3.1
Central and Eastern Europe	118.1	158.2	(40.1)	(25.3)	(9.2)
Central and other	(67.9)	(70.9)	3.0	4.2	(18.8)
Total European Operations Division	2,041.2	2,057.7	(16.5)	(0.8)	1.6
Chile	76.0	82.7	(6.7)	(8.1)	3.7
Corporate and other	(19.9)	(16.9)	(3.0)	(17.8)	(61.0)
Intersegment eliminations	—	4.0	(4.0)	N.M.	N.M.
Total	$2,097.3	$2,127.5	$(30.2)	(1.4)	1.0
_______________

(a)	The amount presented for the 2014 period excludes the operating cash flow of Ziggo, which was acquired on November 11, 2014.

N.M. — Not Meaningful.

Operating Cash Flow Margin

The following table sets forth the operating cash flow margins (operating cash flow divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2015	2014
	%
European Operations Division:
U.K./Ireland	44.6	42.8
The Netherlands	52.0	57.6
Germany	60.9	61.6
Belgium	49.1	52.6
Switzerland/Austria	56.6	57.0
Total Western Europe	50.3	50.5
Central and Eastern Europe	44.0	48.8
Total European Operations Division	48.3	48.7
Chile	36.4	36.7

With the exception of U.K./Ireland, the operating cash flow margins of the European Operations Division’s reportable segments decreased or remained relatively unchanged during the three months ended March 31, 2015, as compared to the corresponding period in 2014. The increase in the operating cash flow margin of U.K./Ireland is primarily due to improved operational leverage resulting from organic revenue growth and an organic decrease in operating expenses that more than offset an organic increase in SG&A expenses, including the impact of synergies realized as a result of reorganization and integration activities following our June 7, 2013 acquisition of Virgin Media. The decline in the operating cash flow margin of the Netherlands is primarily due to (i) the inclusion of the relatively lower operating cash flow margin of Ziggo and (ii) the impact of significant competition from the incumbent telecommunications operator. The declines in the operating cash flow margins of Germany, Belgium and Central and Eastern Europe are due to the negative impacts of favorable nonrecurring items recorded in the first quarter of 2014 and other factors.

The operating cash flow margin of Chile remained relatively unchanged during the three months ended March 31, 2015, as compared to the corresponding period in 2014.
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

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Subscription revenue (a):
Video	$1,607.9	$1,640.5	$(32.6)	(2.0)	1.0
Broadband internet	1,239.2	1,143.9	95.3	8.3	10.1
Fixed-line telephony	799.7	826.4	(26.7)	(3.2)	(1.2)
Cable subscription revenue	3,646.8	3,610.8	36.0	1.0	3.4
Mobile subscription revenue (b)	251.7	257.3	(5.6)	(2.2)	7.3
Total subscription revenue	3,898.5	3,868.1	30.4	0.8	3.6
B2B revenue (c)	373.9	367.0	6.9	1.9	4.9
Other revenue (b) (d)	244.5	298.6	(54.1)	(18.1)	(8.0)
Total revenue	$4,516.9	$4,533.7	$(16.8)	(0.4)	3.0
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $54.4 million and $60.8 million during the three months ended March 31, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, wireless and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $66.6 million and $52.0 million during the three months ended March 31, 2015 and 2014, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, carriage fee, mobile handset and installation revenue.

Total revenue. Our consolidated revenue decreased $16.8 million during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This decrease includes (i) an increase of $551.3 million attributable to the impacts of acquisitions and (ii) a decrease of $10.6 million attributable to the U.K. Non-Cable Disposal. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, total consolidated revenue increased $134.9 million or 3.0%.

Subscription revenue. The details of the increase in our consolidated subscription revenue for the three months ended March 31, 2015, as compared to the corresponding period in 2014, is as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$89.0
ARPU	33.1
Total increase in cable subscription revenue	122.1
Increase in mobile subscription revenue	18.7
Total organic increase in subscription revenue	140.8
Impacts of acquisitions	499.7
Impact of FX	(610.1)
Total	$30.4

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $122.1 million or 3.4% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase is attributable to (i) an increase in subscription revenue from broadband internet services of $115.2 million or 10.1%, primarily attributable to an increase in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) an increase in subscription revenue from video services of $16.6 million or 1.0%, primarily attributable to the net effect of (a) higher ARPU from video services and (b) a decline in the average number of video RGUs, and (iii) a decrease in subscription revenue from fixed-line telephony services of $9.7 million or 1.2%, primarily attributable to the net effect of (1) lower ARPU from fixed-line telephony services and (2) an increase in the average number of fixed-line telephony RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $18.7 million or 7.3% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase is primarily due to increases in Belgium, Chile, the U.K. and Switzerland.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $17.8 million or 4.9% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase is primarily due to increases in the U.K., Switzerland, Belgium and Poland.

Other revenue. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, our consolidated other revenue decreased $23.7 million or 8.0% during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This decrease is largely attributable to (i) an increase in mobile handset sales, primarily in the U.K., (ii) a decrease in installation revenue and (iii) a decrease in fixed-line interconnect revenue.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Operating expenses

Our operating expenses decreased $12.9 million during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This decrease includes (i) an increase of $182.9 million attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions and (ii) a decrease of $8.5 million attributable to the U.K. Non-Cable Disposal. Our operating expenses include share-based compensation expense, which decreased $0.6 million during the three months ended March 31, 2015. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal, FX and share-based compensation expense, our operating expenses increased $60.4 million or 3.6% during the three months ended March 31, 2015, as compared to the corresponding period in 2014, primarily attributable to the net effect of (i) an increase in programming and copyright costs, (ii) a decrease in network-related expenses, (iii) an increase in outsourced labor and professional fees and (iv) an increase in mobile handset costs. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments - Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $42.6 million during the three months ended March 31, 2015, as compared to the corresponding period in 2014. This increase includes $92.7 million attributable to the impacts of acquisitions. Our SG&A expenses include share-based compensation expense, which increased $16.9 million during the three months ended March 31, 2015. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $49.8 million or 7.0% during the three months ended March 31, 2015, as compared to the corresponding period in 2014, primarily due to increases in (i) sales and marketing costs, (ii) personnel costs, (iii) outsourced labor and professional fees, (iv) information technology-related expenses and (v) facilities expenses. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Liberty Global shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2015	2014
	in millions
Liberty Global shares:
Performance-based incentive awards (a)	$42.1	$20.6
Other share-based incentive awards	25.4	30.2
Total Liberty Global shares	67.5	50.8
Telenet share-based incentive awards	3.2	2.9
Other	0.7	1.4
Total	$71.4	$55.1
Included in:
Operating expense	$0.7	$1.3
SG&A expense	70.7	53.8
Total	$71.4	$55.1
_______________

(a)	Includes share-based compensation expense related to (i) Liberty Global PSUs, (ii) the Challenge Performance Awards and (iii) for the 2015 period, the PGUs.

Depreciation and amortization expense

Our depreciation and amortization expense increased $74.3 million during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Excluding the effects of FX, depreciation and amortization expense increased $300.9 million or 21.8%. This increase is primarily due to the impact of the Ziggo Acquisition. In addition, a net decrease resulted from the following factors: (i) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, and to a lesser extent, Germany, Switzerland/Austria and Belgium, and (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $17.0 million during the three months ended March 31, 2015, as compared to $113.6 million during the corresponding period in 2014.

The 2015 amount includes (i) gains from the disposition of assets of $17.5 million, primarily in U.K./Ireland, (ii) restructuring charges of $15.6 million, including $13.4 million of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland/Austria, Puerto Rico and the Netherlands, and (iii) impairment charges of $13.8 million, primarily in U.K./Ireland, the Netherlands and Switzerland/Austria.

The 2014 amount includes (i) restructuring charges of $99.6 million, including an $86.1 million charge recorded by Telenet in connection with its digital terrestrial television (DTT) capacity contracts, as described below, and $12.7 million of employee severance and termination costs related to certain reorganization activities, primarily in the U.K. and Germany, and (ii) direct acquisition costs of $17.8 million, primarily related to the Ziggo Acquisition.

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

We expect to record further restructuring charges during the remainder of 2015 in connection with the continued integration of Ziggo with UPC Nederland and the European Operations Division.

For additional information regarding our restructuring charges, see note 11 to our condensed consolidated financial statements.

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

Interest expense

Our interest expense decreased $37.6 million during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Excluding the effects of FX, interest expense increased $49.4 million or 7.6%. This increase is primarily attributable to the net effect of (i) a higher average outstanding debt balance, largely due to debt incurred in connection with the Ziggo Acquisition, and (ii) a lower weighted average interest rate related to the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2015	2014
	in millions

Cross-currency and interest rate derivative contracts (a)	$740.5	$(420.2)
Equity-related derivative instruments (b):
ITV Collar	(105.4)	—
Sumitomo Collar	(10.1)	8.5
Virgin Media Capped Calls	0.6	0.2
Ziggo Collar	—	15.4
Total equity-related derivative instruments	(114.9)	24.1
Foreign currency forward contracts	(8.1)	20.0
Other	1.0	(0.5)
Total	$618.5	$(376.6)
_______________

(a)
The gain during the 2015 period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the euro, British pound sterling and Chilean peso relative to the U.S. dollar, (ii) losses associated with increases in the values of the Swiss franc and Polish zloty relative to the euro, (iii) gains associated with increases in market interest rates in the U.S. dollar market and (iv) losses associated with decreases in market interest rates in the euro, Swiss franc and British pound sterling markets. In addition, the gain during the 2015 period includes a net loss of $16.9 million resulting from changes in our credit risk valuation adjustments. The loss during the 2014 period is primarily attributable to the net effect of (i) losses associated with decreases in market interest rates in the euro, Swiss franc and British pound sterling markets, (ii) losses associated with an increase in the value of the British pound sterling relative to the U.S. dollar, (iii) gains associated with decreases in the values of the Hungarian forint and Chilean peso relative to the euro, and (iv) gains associated with a decrease in the value of the Chilean peso relative to the U.S. dollar. In addition, the loss during the 2014 period includes a net loss of $29.5 million resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2015	2014
	in millions

U.S. dollar denominated debt issued by euro functional currency entities	$(800.1)	$(6.4)
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	(139.7)	27.9
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(117.8)	(17.3)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	53.5	(9.5)
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	(41.1)	2.0
Euro denominated debt issued by a U.S. dollar functional currency entity	31.6	3.9
Yen denominated debt issued by a U.S. dollar functional currency entity	0.6	(19.0)
Other	(22.6)	(2.4)
Total	$(1,035.6)	$(20.8)
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our fair value measurements, see note 5 to our condensed consolidated financial statements. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net, are as follows:

	Three months ended March 31,
	2015	2014
	in millions

ITV	$104.2	$—
Sumitomo	16.1	8.6
Ziggo	—	(77.7)
Other, net	31.1	8.9
Total	$151.4	$(60.2)

Losses on debt modification and extinguishment, net

We recognized a loss on debt modification and extinguishment, net, of $274.5 million during the three months ended March 31, 2015. This loss includes the following:

•
a $91.2 million loss related to the redemption of the UM Senior Exchange Notes, including (i) the payment of $89.8 million of redemption premium and (ii) the write-off of $1.4 million of unamortized discount;

•
a $74.7 million loss related to the redemption of the UPCB Finance I Notes and the UPCB Finance II Notes and the prepayment of Facility AG under the UPC Broadband Holding Bank Facility. This loss includes (i) the payment of $53.5 million of redemption premium, (ii) the write-off of $16.5 million of deferred financing costs and (iii) the write-off of $4.7 million of unamortized discount;

•
a $69.3 million loss related to the redemption of the UPC Holding 8.375% Senior Notes, including (i) the payment of $59.2 million of redemption premium and (ii) the write-off of $10.1 million of deferred financing costs;

•
a $30.1 million loss related to (i) the redemption of 10% of the principal amount of the April 2021 VM Senior Secured Notes and the 2025 VM Sterling Senior Secured Notes and (ii) the prepayment of VM Facility A and VM Facility B under the VM Credit Facility. This loss includes (a) the write-off of $17.9 million of deferred financing costs, (b) the payment of $10.7 million of redemption premium and (c) the write-off of $1.5 million of unamortized discount; and

•
an $8.1 million loss related to the redemption of 10% of the principal amount of (i) the September 2012 UM Senior Secured Notes, (ii) the December 2012 UM Euro Senior Secured Notes, (iii) the January 2013 UM Senior Secured Notes and (iv) the April 2013 UM Senior Secured Notes. This loss includes (a) the payment of $6.4 million of redemption premium and (b) the write-off of $1.7 million of deferred financing costs.

We recognized a loss on debt modification and extinguishment, net, of $20.9 million during the three months ended March 31, 2014, respectively. This loss includes the following:

•
a $16.5 million loss related to the repayment of Facilities R, S, AE and AF under the UPC Broadband Holding Bank Facility. This loss includes (i) the write-off of $11.6 million of deferred financing costs and (ii) the write-off of $4.9 million of unamortized discount; and

•
an aggregate loss of $4.3 million related to the write-off of deferred financing costs, including (i) a $2.3 million loss associated with the repayment of the limited recourse margin loan that was secured by a portion of our investment in Ziggo and (ii) a $2.0 million loss associated with the repayment of VTR’s then-existing term loan bank facility.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Income tax benefit

We recognized income tax benefit of $77.9 million and $117.0 million during the three months ended March 31, 2015 and 2014, respectively.

The income tax benefit during the three months ended March 31, 2015 differs from the expected income tax benefit of $121.4 million (based on the U.K. statutory income tax rate of 20.25%) primarily due to the net negative impact of an increase in valuation allowances. The net negative impact of this item was partially offset by the net positive impact of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) the tax effect of intercompany financing.

The income tax benefit during the three months ended March 31, 2014 differs from the expected income tax benefit of $115.5 million (based on the U.K. statutory income tax rate of 21.5%) primarily due to the net positive impact of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (ii) the tax effect of intercompany financing and (iii) the recognition of previously unrecognized tax benefits. The net positive impact of these items were partially offset by the net negative impact of (a) an increase in valuation allowances, (b) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (c) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended March 31, 2015 and 2014, we reported losses from continuing operations of $521.7 million and $420.0 million, respectively, including (i) operating income of $557.5 million and $581.7 million, respectively, (ii) net non-operating expense of $1,157.1 million and $1,118.7 million, respectively, and (iii) income tax benefit of $77.9 million and $117.0 million, respectively.

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

Discontinued operation

Our earnings from discontinued operation, net of taxes, of $0.8 million during the three months ended March 31, 2014, relate to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $332.7 million (including a gain of $339.9 million recorded in the first quarter of 2014 and a $7.2 million adjustment to the gain recorded in the second quarter of 2014) related to the January 31, 2014 completion of the Chellomedia Transaction.

Net loss (earnings) attributable to noncontrolling interests

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. We reported net earnings attributable to noncontrolling interests of $15.8 million during the three months ended March 31, 2015, as compared to a net loss attributable to noncontrolling interests of $0.5 million during the corresponding period in 2014. This change is primarily attributable to an improvement in the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our seven subsidiary “borrowing groups,” which borrowing groups comprise Virgin Media, UPC Holding, Unitymedia, Ziggo Group Holding, Telenet, VTR Finance and Liberty Puerto Rico, each together with their respective restricted subsidiaries. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2015. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the assets of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2015 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$85.0
Unrestricted subsidiaries (b) (c)	121.6
Total Liberty Global and unrestricted subsidiaries	206.6
Borrowing groups (d):
Telenet	138.4
Ziggo Group Holding	93.8
Virgin Media (c)	54.3
VTR Finance	49.8
UPC Holding	48.0
Liberty Puerto Rico	30.2
Unitymedia	9.3
Total borrowing groups	423.8
Total cash and cash equivalents	$630.4
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries of Liberty Global that are outside of our borrowing groups.

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

Liquidity of Liberty Global and its unrestricted subsidiaries

The $85.0 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $121.6 million of cash and cash equivalents held by Liberty Global’s unrestricted subsidiaries, represented available liquidity at the corporate level at March 31, 2015. Our remaining cash and cash equivalents of $423.8 million at March 31, 2015 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2015, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest received on a note receivable from a subsidiary (outstanding principal of $9.6 billion at March 31, 2015) and (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments.

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

At March 31, 2015, our consolidated cash and cash equivalents balance includes $504.7 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

The ongoing cash needs of Liberty Global and its unrestricted subsidiaries include (i) corporate general and administrative expenses, (ii) interest payments on notes payable to certain subsidiaries (aggregate outstanding principal of $1.1 billion at March 31, 2015) and (iii) interest payments on the Sumitomo Collar Loan. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. For information regarding our contingencies, see note 13 to our condensed consolidated financial statements.

During the three months ended March 31, 2015, we purchased a total of 9,781,810 Liberty Global Class C ordinary shares at a weighted average price of $48.87 per share, for an aggregate purchase price of $478.1 million, including direct acquisition costs and the effects of derivative instruments. At March 31, 2015, the remaining amount authorized for share repurchases was $3,458.1 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2015, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding the liquidity requirements of certain of our borrowing groups with respect to Liberty Puerto Rico’s pending acquisition of Choice and Telenet’s pending acquisition of BASE, see notes 3 and 15 to our condensed consolidated financial statements. For information regarding our borrowing groups’ contingencies, see note 13 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the ITV Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated operating cash flow, although it should be noted that the timing of our acquisitions and financing transactions (including those related to the Ziggo Acquisition) and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our March 31, 2015 consolidated debt to our annualized consolidated operating cash flow for the quarter ended March 31, 2015 was 4.9x. In addition, the ratio of our March 31, 2015 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated operating cash flow for the quarter ended March 31, 2015 was 4.8x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the operating cash flow of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the operating cash flow of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2015, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2015, our outstanding consolidated debt and capital lease obligations aggregated $44.1 billion, including $1,292.8 million that is classified as current in our condensed consolidated balance sheet and $40.9 billion that is not due until 2020 or thereafter. For additional information concerning our current debt maturities, see note 7 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at March 31, 2015, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2015.

For additional information concerning our debt and capital lease obligations, see notes 7 and 15 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. All of the cash flows discussed below are those of our continuing operations.

Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three months ended
	March 31,
	2015	2014	Change
	in millions

Net cash provided by operating activities	$1,373.9	$1,320.4	$53.5
Net cash provided (used) by investing activities	(775.0)	231.7	(1,006.7)
Net cash used by financing activities	(1,110.6)	(1,162.3)	51.7
Effect of exchange rate changes on cash	(16.4)	15.0	(31.4)
Net increase (decrease) in cash and cash equivalents	$(528.1)	$404.8	$(932.9)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in the reported net cash provided by operating activities due to FX, (ii) an increase in the cash provided by our operating cash flow and related working capital items, largely due to the impact of the Ziggo Acquisition, (iii) a decrease in cash provided due to higher cash payments for taxes, (iv) an increase in cash provided due to lower cash payments related to derivative instruments and (v) a decrease in cash provided due to higher cash payments for interest.

Investing Activities. The change in net cash provided (used) by our investing activities is primarily attributable to the net effect of (i) a decrease in cash of $993.0 million associated with cash proceeds received during 2014 in connection with the Chellomedia Transaction, (ii) a decrease in cash of $113.6 million associated with higher cash paid in connection with investments in and loans to affiliates and others and (iii) an increase in cash of $73.8 million due to lower capital expenditures. Capital expenditures decreased from $735.0 million during the first three months of 2014 to $661.2 million during the first three months of 2015 due to the net effect of (i) a decrease due to FX, (ii) an increase related to the Ziggo Acquisition and (iii) a net decrease in the local currency capital expenditures of our subsidiaries, primarily due to an increase in vendor financing during the 2015 period as compared to 2014.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In the following discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details on property and equipment additions, including a reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in our condensed consolidated statements of cash flows, see note 14 to our condensed consolidated financial statements.

The European Operations Division accounted for $829.7 million and $849.1 million of our consolidated property and equipment additions during the three months ended March 31, 2015 and 2014, respectively. The decrease in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) a decrease due to FX, (ii) an increase due to the impact of the Ziggo Acquisition, (iii) a decrease in expenditures for the purchase and installation of customer premises equipment, (iv) a decrease in expenditures for new build and upgrade projects to expand services and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems.

Chile accounted for $40.4 million and $45.3 million of our consolidated property and equipment additions during the three months ended March 31, 2015 and 2014, respectively. The decrease in Chile’s property and equipment additions is primarily due to decreases in (i) FX and (ii) expenditures for the purchase and installation of customer premises equipment.

Financing Activities. The decrease in net cash used by our financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $656.0 million related to higher net borrowings of debt, (ii) an increase in cash used of $388.3 million due to higher cash paid related to derivative instruments, (iii) an increase in cash used of $230.7 million due to higher payments for financing costs and debt premiums, (iv) a decrease in cash used of $57.4 million due to changes in cash collateral and (v) an increase in cash used of $49.1 million related to higher repurchases of our shares.

Free cash flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of share-based incentive awards, (ii) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (iii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations. We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our consolidated statements of cash flows.

The following table provides the details of our free cash flow:

	Three months ended
	March 31,
	2015	2014
	in millions

Net cash provided by operating activities of our continuing operations	$1,373.9	$1,320.4
Excess tax benefits from share-based compensation (a)	20.0	—
Cash payments for direct acquisition and disposition costs	7.6	11.2
Expenses financed by an intermediary (b)	9.1	6.9
Capital expenditures	(661.2)	(735.0)
Principal payments on amounts financed by vendors and intermediaries	(381.7)	(220.8)
Principal payments on certain capital leases	(37.7)	(46.4)
Free cash flow	$330.0	$336.3
_______________

(a)
Excess tax benefits from share-based compensation represent the excess of tax deductions over the related financial reporting share-based compensation expense. The hypothetical cash flows associated with these excess tax benefits are reported as an increase to cash flows from financing activities and a corresponding decrease to cash flows from operating activities in our consolidated statements of cash flows.

(b)
For purposes of our consolidated statement of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our consolidated statements of cash flows. For purposes of our free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary. The inclusion of this adjustment represents a change in our definition of free cash flow that we implemented effective January 1, 2015. The free cash flow reported for the 2014 period has been revised to calculate free cash flow on a basis that is consistent with the new definition.

Contractual Commitments

The U.S. dollar equivalents of the commitments of our continuing operations as of March 31, 2015 are presented below:

	Payments due during:							Total
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter
	in millions

Debt (excluding interest)	$984.3	$483.0	$887.5	$244.0	$18.1	$4,184.1	$35,868.9	$42,669.9
Capital leases (excluding interest)	143.8	144.2	107.4	82.0	70.0	70.4	789.9	1,407.7
Programming commitments	626.2	772.8	613.8	530.0	231.6	1.6	0.3	2,776.3
Network and connectivity commitments	265.3	249.1	228.0	120.2	84.9	60.5	873.2	1,881.2
Purchase commitments	800.8	116.8	56.8	11.3	3.9	—	—	989.6
Operating leases	128.7	138.9	116.1	97.7	76.4	45.2	245.6	848.6
Other commitments	272.2	180.0	138.9	82.9	42.5	21.5	26.6	764.6
Total (a)	$3,221.3	$2,084.8	$2,148.5	$1,168.1	$527.4	$4,383.3	$37,804.5	$51,337.9
Projected cash interest payments on debt and capital lease obligations (b)	$1,491.0	$2,215.1	$2,158.4	$2,145.7	$2,122.2	$2,072.9	$5,780.4	$17,985.7
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our March 31, 2015 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($371.7 million at March 31, 2015) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of March 31, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, discounts or premiums, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the three months ended March 31, 2015 and 2014, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $557.5 million and $517.0 million, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements and (iii) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia. Subsequent to October 1, 2015, Telenet’s commitments for certain operating costs will be subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional purchase obligations associated with commitments to purchase customer premises and other equipment that are enforceable and legally binding on us.

Commitments arising from acquisition agreements are not reflected in the above table. For additional information, see note 13 to our condensed consolidated financial statements. For information regarding our commitments under acquisition agreements, see notes 3 and 15 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2015 and 2014, see note 4 to our condensed consolidated financial statements.

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

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2014 Annual Report on Form 10-K. The following discussion updates selected numerical information to March 31, 2015.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2015, $280.9 million or 44.6% and $212.7 million or 33.7% of our consolidated cash balances were denominated in euros and U.S. dollars, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2015	December 31, 2014
Spot rates:
Euro	0.9321	0.8264
British pound sterling	0.6737	0.6418
Swiss franc	0.9729	0.9939
Hungarian forint	280.09	261.44
Polish zloty	3.7983	3.5397
Czech koruna	25.701	22.914
Romanian lei	4.1135	3.7059
Chilean peso	625.24	606.90

	Three months ended
	March 31,
	2015	2014
Average rates:
Euro	0.8883	0.7296
British pound sterling	0.6602	0.6041
Swiss franc	0.9536	0.8924
Hungarian forint	274.21	224.63
Polish zloty	3.7232	3.0522
Czech koruna	24.536	20.021
Romanian lei	3.9552	3.2845
Chilean peso	624.55	552.13

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2015, we effectively paid a fixed interest rate on 98% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable March 31, 2015 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at March 31, 2015 declines to 96%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £495 million ($735 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £42 million ($62 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Czech koruna, Hungarian forint and Chilean peso relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €490 million ($526 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €253 million ($271 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €133 million ($143 million); and

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €61 million ($65 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €70 million ($75 million).

Ziggo Group Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €278 million ($298 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €168 million ($180 million).

Unitymedia Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2015, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency derivative contracts by approximately €245 million ($263 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2015, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €70 million ($75 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2015, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 107.0 billion ($171 million).

ITV Collar

Holding all other factors constant, at March 31, 2015, an instantaneous increase of 10% in the per share market price of ITV’s ordinary shares would have decreased the fair value of the ITV Collar by approximately £58 million ($86 million) and, conversely, a decrease of 10% would have increased the fair value by approximately £55 million ($82 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2015, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.0 billion ($42 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 4 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$48.1	$68.9	$125.2	$85.0	$35.2	$20.4	$81.9	$464.7
Principal-related (b)	—	55.7	227.2	(120.4)	(87.2)	(251.9)	(1,543.9)	(1,720.5)
Other (c)	17.4	(151.3)	(212.8)	(68.5)	—	—	—	(415.2)
Total	$65.5	$(26.7)	$139.6	$(103.9)	$(52.0)	$(231.5)	$(1,462.0)	$(1,671.0)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and, to a lesser extent, our foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Sumitomo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2015. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2015, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2015:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2015 through January 31, 2015:
Class A	—	$—	—	(b)
Class C	4,178,736	$46.60	4,178,736	(b)
February 1, 2015 through February 28, 2015:
Class A	—	$—	—	(b)
Class C	2,681,005	$49.66	2,681,005	(b)
March 1, 2015 through March 31, 2015:
Class A	—	$—	—	(b)
Class C	2,922,069	$51.40	2,922,069	(b)
Total — January 1, 2015 through March 31, 2015:
Class A	—	$—	—	(b)
Class C	9,781,810	$48.87	9,781,810	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At March 31, 2015, the remaining amount authorized for share repurchases was $3,458.1 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Indenture dated January 28, 2015 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as Trustee and Paying Agent and The Bank of New York Mellon (Luxembourg) S.A., as Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 3, 2015 (File No. 001-35961) (the February 2015 8-K/A)).

4.2
Indenture dated January 28, 2015 between Virgin Media Finance PLC, The Bank of New York Mellon, London Branch, as Trustee and Principal Paying Agent, The Bank of New York Mellon as Paying Agent and Dollar Notes Transfer Agent and Registrar and The Bank of New York Mellon (Luxembourg) S.A., as Euro Notes Registrar and Transfer Agent (incorporated by reference to Exhibit 4.2 to the February 2015 8-K/A).

4.3
Indenture dated January 29, 2015 between Ziggo Bond Finance B.V., Deutsche Trustee Company Limited as Trustee and Security Trustee, Deutsche Bank Trust Company Americas as Dollar Notes Paying Agent, Registrar and Transfer Agent, Deutsche Bank AG London Branch as Euro Notes Paying Agent and Deutsche Bank Luxembourg S.A. as Euro Notes Registrar and Transfer agent (incorporated by reference to Exhibit 4.3 to the February 2015 8-K/A).

4.4
Indenture dated February 4, 2015 between Ziggo Secured Finance B.V., Deutsche Trustee Company Limited as Trustee and Security Trustee, Deutsche Bank AG London Branch as Paying Agent and Deutsche Bank Luxembourg S.A. as Registrar and Transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 10, 2015 (File No. 001-35961)).

4.5
Additional Facility AJ Accession Agreement, dated February 13, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AJ Lender, under the UPC Broadband Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed March 2, 2015 (File No. 001-35961)).

4.6
Indenture dated April 15, 2015, among UPCB Finance IV Limited, The Bank of New York Mellon, London Branch as Trustee, Principal Paying Agent, Transfer Agent and Security Agent, The Bank of New York Mellon as New York Paying Agent, New York Transfer Agent and Dollar Notes Registrar and The Bank of New York Mellon (Luxembourg) S.A. as Euro Notes Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed April 21, 2015 (File No. 001-35961) (the April 2015 8-K/A)).

4.7
Additional Facility AK Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AK Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.2 to the April 2015 8-K/A).

4.8
Additional Facility AL Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AL Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.3 to the April 2015 8-K/A).

4.9
Indenture dated March 30, 2015, among Virgin Media Secured Finance plc, The Bank of New York Mellon, London Branch as Trustee and Principal Paying Agent, The Bank of New York Mellon as Paying Agent, and Dollar Notes Transfer Agent and Dollar Notes Registrar and The Bank of New York Mellon (Luxembourg) S.A. as Sterling Notes Registrar and Sterling Notes Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2015 (File No. 001-35961).

10 — Material Contracts:

10.1	Liberty Global 2014 Incentive Plan (Effective March 1, 2014) as amended and restated effective February 24, 2015 (the Incentive Plan).*

10.2
Liberty Global 2015 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 24, 2015 (File No. 001-35961) (the March 2015 8-K)).

10.3
Liberty Global 2015 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.01(e) of the March 2015 8-K).

10.4	Rules of the Virgin Media Inc. 2015 Sharesave Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	May 7, 2015	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 7, 2015	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	May 7, 2015	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Indenture dated January 28, 2015 between Virgin Media Secured Finance PLC, The Bank of New York Mellon, London Branch, as Trustee and Paying Agent and The Bank of New York Mellon (Luxembourg) S.A., as Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 3, 2015 (File No. 001-35961) (the February 2015 8-K/A)).

4.2
Indenture dated January 28, 2015 between Virgin Media Finance PLC, The Bank of New York Mellon, London Branch, as Trustee and Principal Paying Agent, The Bank of New York Mellon as Paying Agent and Dollar Notes Transfer Agent and Registrar and The Bank of New York Mellon (Luxembourg) S.A., as Euro Notes Registrar and Transfer Agent (incorporated by reference to Exhibit 4.2 to the February 2015 8-K/A).

4.3
Indenture dated January 29, 2015 between Ziggo Bond Finance B.V., Deutsche Trustee Company Limited as Trustee and Security Trustee, Deutsche Bank Trust Company Americas as Dollar Notes Paying Agent, Registrar and Transfer Agent, Deutsche Bank AG London Branch as Euro Notes Paying Agent and Deutsche Bank Luxembourg S.A. as Euro Notes Registrar and Transfer agent (incorporated by reference to Exhibit 4.3 to the February 2015 8-K/A).

4.4
Indenture dated February 4, 2015 between Ziggo Secured Finance B.V., Deutsche Trustee Company Limited as Trustee and Security Trustee, Deutsche Bank AG London Branch as Paying Agent and Deutsche Bank Luxembourg S.A. as Registrar and Transfer agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed February 10, 2015 (File No. 001-35961)).

4.5
Additional Facility AJ Accession Agreement, dated February 13, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and Liberty Global Services B.V. as Additional Facility AJ Lender, under the UPC Broadband Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed March 2, 2015 (File No. 001-35961)).

4.6
Indenture dated April 15, 2015, among UPCB Finance IV Limited, The Bank of New York Mellon, London Branch as Trustee, Principal Paying Agent, Transfer Agent and Security Agent, The Bank of New York Mellon as New York Paying Agent, New York Transfer Agent and Dollar Notes Registrar and The Bank of New York Mellon (Luxembourg) S.A. as Euro Notes Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed April 21, 2015 (File No. 001-35961) (the April 2015 8-K/A)).

4.7
Additional Facility AK Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AK Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.2 to the April 2015 8-K/A).

4.8
Additional Facility AL Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AL Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.3 to the April 2015 8-K/A).

4.9
Indenture dated March 30, 2015, among Virgin Media Secured Finance plc, The Bank of New York Mellon, London Branch as Trustee and Principal Paying Agent, The Bank of New York Mellon as Paying Agent, and Dollar Notes Transfer Agent and Dollar Notes Registrar and The Bank of New York Mellon (Luxembourg) S.A. as Sterling Notes Registrar and Sterling Notes Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2015 (File No. 001-35961).

10 — Material Contracts:

10.1	Liberty Global 2014 Incentive Plan (Effective March 1, 2014) as amended and restated effective February 24, 2015 (the Incentive Plan).*

10.2
Liberty Global 2015 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 24, 2015 (File No. 001-35961) (the March 2015 8-K)).

10.3
Liberty Global 2015 Annual Cash Performance Award Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.01(e) of the March 2015 8-K).

10.4	Rules of the Virgin Media Inc. 2015 Sharesave Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith