Form 10-Q
period 2015-06-30
Liberty Global plc
filed 2015-08-04
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of July 29, 2015 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	252,508,015	10,472,517	611,655,865
LiLAC ordinary shares	12,625,362	523,626	30,776,883

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2015	December 31, 2014
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$819.5	$1,158.5
Trade receivables, net	1,357.8	1,499.5
Deferred income taxes	307.7	290.3
Prepaid expenses	211.6	189.7
Derivative instruments (note 4)	248.3	446.6
Other current assets	306.8	335.9
Total current assets	3,251.7	3,920.5
Investments (including $1,928.8 million and $1,662.7 million, respectively, measured at fair value)	2,192.2	1,808.2
Property and equipment, net (note 6)	22,761.1	23,840.6
Goodwill (note 6)	28,159.0	29,001.6
Intangible assets subject to amortization, net (note 6)	7,999.5	9,189.8
Other assets, net (note 4)	5,630.2	5,081.2
Total assets	$69,993.7	$72,841.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2015	December 31, 2014
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,062.2	$1,039.0
Deferred revenue and advance payments from subscribers and others	1,449.8	1,452.2
Current portion of debt and capital lease obligations (note 7)	1,613.9	1,550.9
Accrued interest	705.1	690.6
Accrued capital expenditures	406.9	412.4
Derivative instruments (note 4)	385.2	1,043.7
Other accrued and current liabilities (note 11)	2,410.6	3,001.5
Total current liabilities	8,033.7	9,190.3
Long-term debt and capital lease obligations (note 7)	44,440.1	44,608.1
Other long-term liabilities (notes 4 and 11)	5,046.7	4,927.5
Total liabilities	57,520.5	58,725.9
Commitments and contingencies (notes 3, 4, 7, 8, 13 and 15)
Equity (note 9):
Liberty Global shareholders:
Old Liberty Global Ordinary Shares - Class A, $0.01 nominal value. Issued and outstanding 252,505,774 and 251,167,686 shares, respectively	2.5	2.5
Old Liberty Global Ordinary Shares - Class B, $0.01 nominal value. Issued and outstanding 10,472,517 and 10,139,184 shares, respectively	0.1	0.1
Old Liberty Global Ordinary Shares - Class C, $0.01 nominal value. Issued and outstanding 614,457,550 and 630,353,372 shares, respectively	6.1	6.3
Additional paid-in capital	16,103.0	17,070.8
Accumulated deficit	(5,009.8)	(4,007.6)
Accumulated other comprehensive earnings, net of taxes	1,885.1	1,646.6
Treasury shares, at cost	(0.8)	(4.2)
Total Liberty Global shareholders	12,986.2	14,714.5
Noncontrolling interests	(513.0)	(598.5)
Total equity	12,473.2	14,116.0
Total liabilities and equity	$69,993.7	$72,841.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	in millions, except share and per share amounts

Revenue (note 14)	$4,566.5	$4,602.2	$9,083.4	$9,135.9
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,664.5	1,719.2	3,350.4	3,418.0
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	773.6	792.5	1,578.7	1,555.0
Depreciation and amortization	1,477.8	1,393.4	2,929.2	2,770.5
Impairment, restructuring and other operating items, net (note 11)	25.7	27.6	42.7	141.2
	3,941.6	3,932.7	7,901.0	7,884.7
Operating income	624.9	669.5	1,182.4	1,251.2
Non-operating income (expense):
Interest expense	(600.8)	(641.8)	(1,216.7)	(1,295.3)
Realized and unrealized losses on derivative instruments, net (note 4)	(679.7)	(328.6)	(61.2)	(705.2)
Foreign currency transaction gains (losses), net	340.4	(36.4)	(695.2)	(57.2)
Realized and unrealized gains due to changes in fair values of certain investments, net (note 5)	110.8	157.4	262.2	97.2
Losses on debt modification and extinguishment, net (note 7)	(73.8)	(53.0)	(348.3)	(73.9)
Other income (expense), net	(1.7)	(1.7)	(2.7)	11.6
	(904.8)	(904.1)	(2,061.9)	(2,022.8)
Loss from continuing operations before income taxes	(279.9)	(234.6)	(879.5)	(771.6)
Income tax benefit (expense) (note 8)	(130.0)	0.6	(52.1)	117.6
Loss from continuing operations	(409.9)	(234.0)	(931.6)	(654.0)
Discontinued operation (note 1):
Earnings from discontinued operation, net of taxes	—	—	—	0.8
Gain (adjustment to gain) on disposal of discontinued operation, net of taxes	—	(7.2)	—	332.7
	—	(7.2)	—	333.5
Net loss	(409.9)	(241.2)	(931.6)	(320.5)
Net earnings attributable to noncontrolling interests	(54.8)	(8.7)	(70.6)	(8.2)
Net loss attributable to Liberty Global shareholders	$(464.7)	$(249.9)	$(1,002.2)	$(328.7)

Basic and diluted loss attributable to Liberty Global shareholders per share (note 12):
Continuing operations	$(0.53)	$(0.31)	$(1.13)	$(0.84)
Discontinued operation	—	(0.01)	—	0.42
	$(0.53)	$(0.32)	$(1.13)	$(0.42)

Weighted average ordinary shares outstanding – basic and diluted	880,850,801	784,980,724	884,040,481	786,351,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	in millions

Net loss	$(409.9)	$(241.2)	$(931.6)	$(320.5)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	929.7	416.9	238.6	475.0
Reclassification adjustments included in net loss	0.9	0.1	1.0	64.2
Other	0.5	—	(1.0)	—
Other comprehensive earnings	931.1	417.0	238.6	539.2
Comprehensive earnings (loss)	521.2	175.8	(693.0)	218.7
Comprehensive earnings attributable to noncontrolling interests	(54.8)	(8.9)	(70.7)	(8.4)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$466.4	$166.9	$(763.7)	$210.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Old Liberty Global Ordinary Shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2015	$2.5	$0.1	$6.3	$17,070.8	$(4,007.6)	$1,646.6	$(4.2)	$14,714.5	$(598.5)	$14,116.0
Net loss	—	—	—	—	(1,002.2)	—	—	(1,002.2)	70.6	(931.6)
Other comprehensive earnings, net of taxes	—	—	—	—	—	238.5	—	238.5	0.1	238.6
Repurchase and cancellation of Old Liberty Global Ordinary Shares (note 9)	—	—	(0.1)	(935.7)	—	—	—	(935.8)	—	(935.8)
Share-based compensation (note 10)	—	—	—	104.3	—	—	—	104.3	—	104.3
Liberty Global call option contracts	—	—	(0.1)	(81.5)	—	—	—	(81.6)	—	(81.6)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(54.9)	—	—	3.4	(51.5)	14.8	(36.7)
Balance at June 30, 2015	$2.5	$0.1	$6.1	$16,103.0	$(5,009.8)	$1,885.1	$(0.8)	$12,986.2	$(513.0)	$12,473.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2015	2014
	in millions
Cash flows from operating activities:
Net loss	$(931.6)	$(320.5)
Earnings from discontinued operation	—	(333.5)
Loss from continuing operations	(931.6)	(654.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	128.0	109.5
Depreciation and amortization	2,929.2	2,770.5
Impairment, restructuring and other operating items, net	42.7	141.2
Amortization of deferred financing costs and non-cash interest accretion	34.2	41.8
Realized and unrealized losses on derivative instruments, net	61.2	705.2
Foreign currency transaction losses, net	695.2	57.2
Realized and unrealized gains due to changes in fair values of certain investments, including impact of dividends	(261.1)	(97.2)
Losses on debt modification and extinguishment, net	348.3	73.9
Deferred income tax benefit	(142.7)	(248.4)
Excess tax benefit from share-based compensation	(17.9)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(199.7)	17.0
Net cash used by operating activities of discontinued operation	—	(9.6)
Net cash provided by operating activities	2,685.8	2,907.1
Cash flows from investing activities:
Capital expenditures	(1,262.4)	(1,402.0)
Cash paid in connection with acquisitions, net of cash acquired	(279.3)	(32.3)
Investments in and loans to affiliates and others	(161.4)	(18.6)
Proceeds received upon disposition of discontinued operation, net of disposal costs	—	985.2
Other investing activities, net	11.0	11.1
Net cash used by investing activities of discontinued operation	—	(3.8)
Net cash used by investing activities	$(1,692.1)	$(460.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2015	2014
	in millions
Cash flows from financing activities:
Borrowings of debt	$11,192.3	$3,605.8
Repayments and repurchases of debt and capital lease obligations	(10,717.8)	(6,328.9)
Repurchase of Old Liberty Global Ordinary Shares	(908.1)	(895.9)
Payment of financing costs and debt premiums	(356.5)	(172.2)
Net cash paid related to derivative instruments	(303.3)	(177.6)
Purchase of additional shares of subsidiaries	(142.2)	—
Net cash paid associated with call option contracts on Old Liberty Global Ordinary Shares	(121.2)	(98.8)
Other financing activities, net	24.3	7.7
Net cash used by financing activities of discontinued operation	—	(1.2)
Net cash used by financing activities	(1,332.5)	(4,061.1)

Effect of exchange rate changes on cash – continuing operations	(0.2)	22.7

Net decrease in cash and cash equivalents:
Continuing operations	(339.0)	(1,577.1)
Discontinued operation	—	(14.6)
Net decrease in cash and cash equivalents	(339.0)	(1,591.7)
Cash and cash equivalents:
Beginning of period	1,158.5	2,701.9
End of period	$819.5	$1,110.2

Cash paid for interest – continuing operations	$1,138.2	$1,199.1
Net cash paid for taxes:
Continuing operations	$167.3	$54.5
Discontinued operation	—	2.2
Total	$167.3	$56.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2015
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at June 30, 2015 in 14 countries. Through our wholly-owned subsidiary Virgin Media Inc. (Virgin Media), we provide (i) video, broadband internet and fixed-line telephony services in the United Kingdom (U.K.) and Ireland and (ii) mobile services in the U.K. Through Ziggo Group Holding B.V. (Ziggo Group Holding), Unitymedia GmbH (Unitymedia), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.0%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands, Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), we also provide (a) video, broadband internet and fixed-line telephony services in seven other European countries and (b) mobile services in four other European countries. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and our other operations in Europe are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR GlobalCom SpA (VTR). In Puerto Rico, we provide video, broadband internet and fixed-line telephony services through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. The operations of VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

On January 31, 2014, we completed the sale of substantially all of the assets (the Chellomedia Disposal Group) of Chellomedia B.V. (Chellomedia) (the Chellomedia Transaction). Chellomedia held certain of our programming interests in Europe and Latin America. We have accounted for the sale of the Chellomedia Disposal Group as a discontinued operation in our condensed consolidated financial statements.

On July 1, 2015, we completed the approved steps of the “LiLAC Transaction” whereby we (i) reclassified our then outstanding Class A, Class B and Class C Liberty Global ordinary shares (collectively, the Old Liberty Global Ordinary Shares) into corresponding classes of new Liberty Global ordinary shares (collectively, the Liberty Global Ordinary Shares) and (ii) capitalized a portion of our share premium account and distributed as a dividend (or a “bonus issue” under U.K. law) our LiLAC ordinary shares (collectively, LiLAC Ordinary Shares). Pursuant to the LiLAC Transaction, each holder of Class A, Class B and Class C Old Liberty Global Ordinary Shares remained a holder of the same amount and class of Liberty Global Ordinary Shares and received one share of the corresponding class of LiLAC Ordinary Shares for each 20 Old Liberty Global Ordinary Shares held as of the record date for such distribution. Accordingly, we issued 12,625,362 Class A, 523,626 Class B and 30,776,883 Class C LiLAC Ordinary Shares. Cash was issued in lieu of fractional LiLAC Ordinary Shares. The LiLAC Ordinary Shares have a nominal value of $0.01 per share. The impact of the July 1, 2015 LiLAC Transaction on our capitalization and earnings (loss) per share presentation, which will be reflected prospectively beginning with the third quarter of 2015, has not been reflected in these condensed consolidated financial statements.

The Liberty Global Ordinary Shares and the LiLAC Ordinary Shares are tracking shares. Tracking shares are intended by the issuing company to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. The Liberty Global Ordinary Shares and the LiLAC Ordinary Shares are intended to reflect or “track” the economic performance of the Liberty Global Group and the LiLAC Group, respectively (each as defined and described below). While the Liberty Global Group and the LiLAC Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking shares have no direct claim to the group’s shares or assets and are not represented by separate boards of directors. Instead, holders of tracking shares are shareholders of the parent corporation, with a single board of directors and subject to all of the risks and liabilities of the parent corporation. We and our subsidiaries each continue to be responsible for our respective liabilities. Holders of Liberty Global Ordinary Shares, LiLAC Ordinary Shares and any other of our capital shares designated as ordinary shares from time to time will continue to be subject to risks associated with an investment in our company as a whole, even if a holder does not own both Liberty Global Ordinary Shares and LiLAC Ordinary Shares.
The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (ii) Lila Chile Holding BV (Lila Chile

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Holding), which is the parent entity of VTR Finance, (iii) LiLAC Holdings Inc. (LiLAC Holdings) and its subsidiaries, which include Liberty Puerto Rico, and (iv) the costs associated with certain corporate employees of Liberty Global that are exclusively focused on the management of the LiLAC Group (the LiLAC Corporate Costs). The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Ziggo Group Holding, Unitymedia, Telenet, UPC Holding, our corporate entities (excluding the LiLAC Corporate Costs) and certain other less significant entities. On June 30, 2015, in order to provide liquidity to fund, among other things, ongoing operating costs and acquisitions of the LiLAC Group, a subsidiary attributed to the Liberty Global Group made a $100.0 million cash capital contribution to LiLAC Holdings.

For additional information regarding our tracking share capital structure, including unaudited financial information of the Liberty Global Group and the LiLAC Group, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2015.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace existing revenue recognition guidance in GAAP when it becomes effective January 1, 2018. Early application is permitted, but no sooner than January 1, 2017. This new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3)    Acquisitions

Pending Acquisition

On April 18, 2015, Telenet entered into a definitive agreement (the BASE Agreement) to acquire BASE Company NV (BASE) for a purchase price of €1,324.4 million ($1,477.1 million). BASE is the third-largest mobile network operator in Belgium. We expect that this acquisition will provide Telenet with cost-effective long-term mobile access to effectively compete for future growth opportunities in the Belgium mobile market. Telenet intends to finance the acquisition of BASE through a combination of €1.0 billion ($1,115.3 million) of new debt facilities and existing liquidity. The acquisition of BASE is subject to customary closing conditions, including merger approval from the relevant competition authorities, and is expected to close by the end of March 2016. The BASE Agreement provides that in the event the relevant competition authorities fail to approve the transaction, Telenet would be required to pay the seller a termination fee of €100.0 million ($111.5 million).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

2015 Acquisition

On June 3, 2015, pursuant to a Stock Purchase Agreement (the Choice Purchase Agreement) with the parent of Puerto Rico Cable Acquisition Company Inc., dba Choice Cable TV (Choice) and following regulatory approval, one of our subsidiaries, together with investment funds affiliated with Searchlight Capital Partners, L.P. (collectively, Searchlight), acquired 100% of Choice (the Choice Acquisition). Choice is a cable and broadband services provider in Puerto Rico. We acquired Choice in order to achieve certain financial, operational, and strategic benefits through the integration of Choice with those of Liberty Puerto Rico, and the combined business will be 60%-owned by our company and 40%-owned by Searchlight.
The purchase price for Choice of $276.1 million was funded through (i) Liberty Puerto Rico’s incremental debt borrowings, net of discount and fees, of $259.1 million, (ii) cash of $10.2 million and (iii) an equity contribution from Searchlight of $6.8 million.
We have accounted for the Choice Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Choice based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the preliminary opening balance sheet for the Choice Acquisition at the June 3, 2015 acquisition date is presented in the following table. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, intangible assets associated with franchise rights and customer relationships and income taxes (in millions):

Cash and cash equivalents	$3.6
Other current assets	7.8
Property and equipment, net	80.4
Goodwill (a)	51.5
Intangible assets subject to amortization (b)	58.9
Franchise rights	147.6
Other assets, net	0.3
Other accrued and current liabilities	(13.2)
Non-current deferred tax liabilities	(60.8)
Total purchase price (c)	$276.1
_______________

(a)
The goodwill recognized in connection with the Choice Acquisition is primarily attributable to (i) the ability to take advantage of Choice’s existing advanced broadband communications network to gain immediate access to potential customers and (ii) substantial synergies that are expected to be achieved through the integration of Choice with Liberty Puerto Rico. The entire amount of goodwill is expected to be deductible for U.S. tax purposes.

(b)	Amount primarily includes intangible assets related to customer relationships. As of June 3, 2015, the weighted average useful life of Choice’s intangible assets was approximately ten years.

(c)	Excludes direct acquisition costs of $8.3 million, which are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

2014 Acquisition

On November 11, 2014, pursuant to an Agreement and Plan of Merger with respect to an offer to acquire all of the shares of Ziggo Holding B.V. (Ziggo) that we did not already own, we gained control of Ziggo through the acquisition of 136,603,794 additional Ziggo shares, which increased our ownership interest in Ziggo to 88.9% (the Ziggo Acquisition). Ziggo is a provider of video, broadband internet, fixed-line telephony and mobile services in the Netherlands. From November 12, 2014 through November 19, 2014, we acquired 18,998,057 additional Ziggo shares, further increasing our ownership interest in Ziggo to 98.4% (the Ziggo NCI Acquisition). In December 2014, we initiated a statutory squeeze-out procedure in accordance with the Dutch

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Civil Code (the Statutory Squeeze-out) in order to acquire the remaining 3,162,605 Ziggo shares not tendered through November 19, 2014. Under the Statutory Squeeze-out, which was completed during the second quarter of 2015, Ziggo shareholders other than Liberty Global received cash consideration of €39.78 ($44.37) per share, plus interest, for an aggregate of €125.9 million ($142.2 million at the applicable rates). This amount was approved in April 2015 by the Enterprise Court in the Netherlands.

For accounting purposes, (i) the Ziggo Acquisition was treated as the acquisition of Ziggo by Liberty Global and (ii) the Ziggo NCI Acquisition and the Statutory Squeeze-out were treated as the acquisitions of noncontrolling interests.
We received regulatory clearance from the European Commission for the Ziggo Acquisition on October 10, 2014. The clearance was conditioned upon our commitment to divest our Film1 channel to a third party and to carry Film1 on our network in the Netherlands for a period of three years. On July 21, 2015, we sold our Film1 channel to Sony Pictures Television Networks. Under the terms of the agreement, all five Film1 channels will continue to be carried on our networks for a period of at least three years.
Pro Forma Information

The following unaudited pro forma condensed consolidated operating results for the three and six months ended June 30, 2015 and 2014 give effect to (i) the acquisition of 100% of Ziggo and (ii) the Choice Acquisition, as if they had been completed as of January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	in millions, except per share amounts
Revenue:
Liberty Global Group:
Continuing operations	$4,255.1	$4,847.7	$8,484.2	$9,617.1
Discontinued operation	—	—	—	26.6
Total - Liberty Global Group	4,255.1	4,847.7	8,484.2	9,643.7
LiLAC Group	326.4	328.1	636.3	649.7
Intergroup eliminations	—	—	—	(0.1)
Total	$4,581.5	$5,175.8	$9,120.5	$10,293.3

Net loss attributable to Liberty Global shareholders:
Liberty Global Group	$(457.3)	$(452.0)	$(1,025.4)	$(603.3)
LiLAC Group	(7.5)	7.6	25.0	(59.3)
Total	$(464.8)	$(444.4)	$(1,000.4)	$(662.6)

Basic and diluted loss attributable to Liberty Global shareholders per share	$(0.53)	$(0.49)	$(1.13)	$(0.73)

Our condensed consolidated statements of operations for the three and six months ended June 30, 2015 include revenue of $7.4 million and net earnings of $0.1 million attributable to Choice.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(4)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2015			December 31, 2014
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$187.8	$1,239.5	$1,427.3	$443.6	$812.5	$1,256.1
LiLAC Group	—	189.4	189.4	—	101.2	101.2
Total cross-currency and interest rate derivative contracts (b)	187.8	1,428.9	1,616.7	443.6	913.7	1,357.3
Equity-related derivative instruments - Liberty Global Group (c)	54.1	280.6	334.7	—	400.2	400.2
Foreign currency forward contracts:
Liberty Global Group	1.6	—	1.6	1.4	—	1.4
LiLAC Group	3.3	—	3.3	1.1	—	1.1
Total foreign currency forward contracts	4.9	—	4.9	2.5	—	2.5
Other - Liberty Global Group	1.5	1.0	2.5	0.5	0.9	1.4
Total assets:
Liberty Global Group	245.0	1,521.1	1,766.1	445.5	1,213.6	1,659.1
LiLAC Group	3.3	189.4	192.7	1.1	101.2	102.3
Total	$248.3	$1,710.5	$1,958.8	$446.6	$1,314.8	$1,761.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

	June 30, 2015			December 31, 2014
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$309.8	$1,636.5	$1,946.3	$987.9	$1,443.9	$2,431.8
LiLAC Group	32.6	3.0	35.6	39.5	—	39.5
Total cross-currency and interest rate derivative contracts (b)	342.4	1,639.5	1,981.9	1,027.4	1,443.9	2,471.3
Equity-related derivative instruments - Liberty Global Group (c)	33.4	231.9	265.3	15.3	73.1	88.4
Foreign currency forward contracts:
Liberty Global Group	9.3	—	9.3	0.6	—	0.6
LiLAC Group	—	—	—	0.2	—	0.2
Total foreign currency forward contracts	9.3	—	9.3	0.8	—	0.8
Other - Liberty Global Group	0.1	0.1	0.2	0.2	0.1	0.3
Total liabilities:
Liberty Global Group	352.6	1,868.5	2,221.1	1,004.0	1,517.1	2,521.1
LiLAC Group	32.6	3.0	35.6	39.7	—	39.7
Total	$385.2	$1,871.5	$2,256.7	$1,043.7	$1,517.1	$2,560.8
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of June 30, 2015 and December 31, 2014, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $63.3 million and $30.9 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $155.4 million and $64.6 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $77.2 million and ($19.4 million) during the three months ended June 30, 2015 and 2014, respectively, and a net gain (loss) of $60.3 million and ($48.9 million) during the six months ended June 30, 2015 and 2014, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 5.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to the ITV plc (ITV) shares held by our company at June 30, 2015, (ii) the share collar (the Sumitomo Collar) with respect to the shares of Sumitomo Corporation held by our company and (iii) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to Virgin Media’s 6.50% convertible senior notes. The fair values of our equity collars do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(547.7)	$(287.6)	$114.6	$(580.3)
LiLAC Group	(0.6)	1.9	77.6	(125.6)
Total cross-currency and interest rate derivative contracts	(548.3)	(285.7)	192.2	(705.9)
Equity-related derivative instruments - Liberty Global Group:
ITV Collar	(53.5)	—	(158.9)	—
Sumitomo Collar	(61.8)	(23.8)	(71.9)	(15.3)
Ziggo Collar	—	(21.3)	—	(5.9)
Other	0.5	0.7	1.1	0.9
Total equity-related derivative instruments	(114.8)	(44.4)	(229.7)	(20.3)
Foreign currency forward contracts:
Liberty Global Group	(18.1)	0.5	(27.4)	19.6
LiLAC Group	1.8	(0.1)	3.0	0.8
Total foreign currency forward contracts	(16.3)	0.4	(24.4)	20.4
Other - Liberty Global Group	(0.3)	1.1	0.7	0.6

Total Liberty Global Group	(680.9)	(330.4)	(141.8)	(580.4)
Total LiLAC Group	1.2	1.8	80.6	(124.8)
Total	$(679.7)	$(328.6)	$(61.2)	$(705.2)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For foreign currency forward contracts that are used to hedge capital expenditures, the net cash received or paid is classified as an adjustment to capital expenditures in our condensed consolidated statements of cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these cash outflows is as follows:

	Six months ended
	June 30,
	2015	2014
	in millions
Operating activities:
Liberty Global Group	$(161.3)	$(252.1)
LiLAC Group	(17.7)	3.6
Total operating activities	(179.0)	(248.5)
Investing activities - LiLAC Group	(0.4)	—
Financing activities:
Liberty Global Group	(303.3)	(140.2)
LiLAC Group	—	(37.4)
Total financing activities	(303.3)	(177.6)
Total cash outflows:
Liberty Global Group	(464.6)	(392.3)
LiLAC Group	(18.1)	(33.8)
Total	$(482.7)	$(426.1)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under the derivative instruments of our subsidiary borrowing groups. At June 30, 2015, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,559.9 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary, the notional amount of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of June 30, 2015, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2015, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2015 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
January 2023	$400.0		€339.6	5.75%	4.33%
June 2023	$1,855.0		£1,198.3	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
February 2022	$1,400.0		£873.6	5.01%	5.49%
January 2023	$1,000.0		£648.6	5.25%	5.32%
January 2021	$500.0		£308.9	5.25%	6 mo. GBP LIBOR + 2.06%
October 2022	$450.0		£272.0	6.00%	6.43%
January 2022	$425.0		£255.8	5.50%	5.82%
April 2019	$191.5		£122.3	5.38%	5.49%
November 2016 (a)	$55.0		£27.7	6.50%	7.03%
October 2019	$50.0		£30.3	8.38%	8.98%
October 2019 - October 2022	$50.0		£30.7	6.00%	5.75%
UPC Broadband Holding BV (UPC Broadband Holding), a subsidiary of UPC Holding:
January 2023	$1,140.0		€1,043.7	5.38%	3.71%
July 2021	$440.0		€337.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
January 2020	$252.5		€192.5	6 mo. LIBOR + 4.93%	7.49%
November 2019	$250.0		€181.5	7.25%	7.74%
November 2021	$250.0		€181.4	7.25%	7.50%
October 2020	$125.0		€91.3	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2020	$122.5		€93.4	6 mo. LIBOR + 4.94%	6 mo. EURIBOR + 4.87%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
July 2016 - January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
July 2016 (a)	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	1.00%
July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2017 - July 2023	$200.0	CHF	185.5	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.48%
November 2019	$175.0	CHF	158.7	7.25%	6 mo. CHF LIBOR + 5.01%
January 2017 - July 2021	$100.0	CHF	92.8	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.49%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

July 2016 (a)	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	1.40%
July 2016 - July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
January 2021	€720.8	CHF	877.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.62%
January 2017 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
April 2018	€285.1	CHF	346.7	10.51%	9.87%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
July 2023	€85.3	CHF	95.0	6 mo. EURIBOR + 2.21%	6 mo. CHF LIBOR + 2.65%
July 2021	€76.1	CHF	92.1	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.88%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
July 2016 (a)	€260.0	HUF	75,570.0	5.50%	5.00%
July 2016 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	2.00%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	3.91%
January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2015	CLP 53,000.0		€69.1	5.75%	3.50%
Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.), a subsidiary of Ziggo Group Holding:
January 2022	$2,350.0		€1,727.0	6 mo. LIBOR + 2.75%	4.56%
January 2023	$400.0		€339.0	5.88%	4.58%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
January 2023	$1,652.9		€1,252.5	5.67%	4.50%
January 2021	$797.1		€546.5	5.50%	5.60%
VTR:
January 2022	$1,400.0	CLP	760,340.0	6.88%	10.94%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2015 are as follows:

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
October 2018 - June 2023		£1,200.0	6 mo. GBP LIBOR	2.49%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021		£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015		£600.0	6 mo. GBP LIBOR	2.90%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
January 2022		$675.0	6.88%	6 mo. LIBOR + 4.90%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
July 2016		€503.4	6 mo. EURIBOR	0.20%
July 2016 - January 2021		€250.0	6 mo. EURIBOR	2.52%
July 2016 - January 2023		€210.0	6 mo. EURIBOR	2.88%
November 2021		€107.0	6 mo. EURIBOR	2.89%
July 2016 - July 2020		€43.4	6 mo. EURIBOR	3.95%
July 2016	CHF	900.0	6 mo. CHF LIBOR	0.05%
January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
July 2016 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
July 2016 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
ABC B.V.:
January 2022		€1,566.0	6 mo. EURIBOR	1.66%
January 2016		€689.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.59%
January 2021		€500.0	6 mo. EURIBOR	2.60%
July 2016		€290.0	6 mo. EURIBOR	0.20%
July 2016 - January 2023		€290.0	6 mo. EURIBOR	2.84%
March 2021		€175.0	6 mo. EURIBOR	2.32%
July 2016		€171.3	6 mo. EURIBOR	0.20%
July 2016 - January 2022		€171.3	6 mo. EURIBOR	3.44%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2023		€500.0	3 mo. EURIBOR	1.45%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Subsidiary / Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions
July 2017 - June 2022	€420.0	3 mo. EURIBOR	2.08%
June 2021	€400.0	3 mo. EURIBOR	0.41%
July 2017 - June 2023	€382.0	3 mo. EURIBOR	1.89%
July 2017	€150.0	3 mo. EURIBOR	3.55%
August 2015 - June 2022	€55.0	3 mo. EURIBOR	1.81%
Liberty Puerto Rico:
October 2016 - January 2022	$506.3	3 mo. LIBOR	2.49%
October 2016 - January 2019	$168.8	3 mo. LIBOR	1.96%

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at June 30, 2015 are detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (a):
Liberty Global Europe Financing BV (LGE Financing), the immediate parent of UPC Holding:
January 2020	€735.0	7.00%
Telenet International:
June 2017	€50.0	4.50%
Telenet NV, a subsidiary of Telenet:
December 2017	€0.5	6.50%
December 2017	€0.5	5.50%

Interest rate cap sold (b):
UPC Broadband Holding:
January 2020	€735.0	7.00%
 _______________

(a)	Our purchased interest rate caps entitle us to receive payments from the counterparty when EURIBOR exceeds the EURIBOR cap rate.

(b)	Our sold interest rate cap requires that we make payments to the counterparty when EURIBOR exceeds the EURIBOR cap rate.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at June 30, 2015, as detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR floor rate (a)	EURIBOR cap rate (b)
	in millions
UPC Broadband Holding:
January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€650.0	2.00%	4.00%
 _______________

(a)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(b)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2015:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$375.6		€334.8	July 2015 - June 2016
UPC Broadband Holding		$16.6	CZK	405.0	July 2015 - March 2016
UPC Broadband Holding		€50.5	CHF	58.3	July 2015 - March 2016
UPC Broadband Holding		€14.6	CZK	405.0	July 2015 - March 2016
UPC Broadband Holding		€14.4	HUF	4,500.0	July 2015 - March 2016
UPC Broadband Holding		€28.3	PLN	120.0	July 2015 - December 2015
UPC Broadband Holding		€27.0	RON	121.1	July 2015 - March 2016
UPC Broadband Holding		£2.7		€3.6	July 2015 - March 2016
UPC Broadband Holding	CHF	35.5		€34.0	July 2015
UPC Broadband Holding	CZK	500.0		€18.4	July 2015
UPC Broadband Holding	HUF	6,000.0		€19.2	July 2015
UPC Broadband Holding	PLN	60.0		€14.4	July 2015
UPC Broadband Holding	RON	5.0		€1.1	July 2015
Telenet NV		$54.3		€48.4	July 2015 - June 2016
VTR		$84.1	CLP	52,149.9	July 2015 - May 2016

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of June 30, 2015 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2015, no such transfers were made.

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

The recurring fair value measurement of our equity-related derivatives are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivatives are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the June 30, 2015 valuation of the ITV Collar, we used estimated volatilities ranging from 25.7% to 29.9%. At June 30, 2015, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.

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
June 30, 2015
(unaudited)

not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these derivative instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2015, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Choice Acquisition. The discount rates used to value the customer relationships and franchise marketing rights acquired as a result of this acquisition were approximately 11.75% and 12.25%, respectively. For additional information, see note 3. We did not perform any significant nonrecurring fair value measurements during the six months ended June 30, 2014.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2015 using:
Description	June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,616.7	$—	$1,616.7	$—
Equity-related derivative instruments	334.7	—	—	334.7
Foreign currency forward contracts	4.9	—	4.9	—
Other	2.5	—	2.5	—
Total derivative instruments	1,958.8	—	1,624.1	334.7
Investments	1,928.8	1,608.7	—	320.1
Total assets	$3,887.6	$1,608.7	$1,624.1	$654.8

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$1,981.9	$—	$1,981.9	$—
Equity-related derivative instruments	265.3	—	—	265.3
Foreign currency forward contracts	9.3	—	9.3	—
Other	0.2	—	0.2	—
Total liabilities	$2,256.7	$—	$1,991.4	$265.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
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
A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2015	$318.4	$311.8	$630.2
Losses included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(229.7)	(229.7)
Realized and unrealized losses due to changes in fair values of certain investments, net	(1.5)	—	(1.5)
Foreign currency translation adjustments and other, net	3.2	(12.7)	(9.5)
Balance of net assets at June 30, 2015	$320.1	$69.4	$389.5

_______________

(a)	Most of these net losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2015	December 31, 2014
	in millions
Distribution systems:
Liberty Global Group	$24,784.6	$24,985.6
LiLAC Group	1,094.5	1,026.9
Total	25,879.1	26,012.5
Customer premises equipment:
Liberty Global Group	5,643.6	5,437.3
LiLAC Group	809.2	776.6
Total	6,452.8	6,213.9
Support equipment, buildings and land:
Liberty Global Group	4,197.8	3,953.3
LiLAC Group	349.1	345.1
Total	4,546.9	4,298.4
Total property and equipment, gross:
Liberty Global Group	34,626.0	34,376.2
LiLAC Group	2,252.8	2,148.6
Total	36,878.8	36,524.8
Accumulated depreciation:
Liberty Global Group	(12,761.3)	(11,360.2)
LiLAC Group	(1,356.4)	(1,324.0)
Total	(14,117.7)	(12,684.2)
Total property and equipment, net:
Liberty Global Group	21,864.7	23,016.0
LiLAC Group	896.4	824.6
Total	$22,761.1	$23,840.6

During the six months ended June 30, 2015 and 2014, we recorded non-cash increases related to vendor financing arrangements of $675.9 million and $401.8 million, respectively, which exclude related value-added taxes (VAT) of $89.2 million and $41.6 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the six months ended June 30, 2015 and 2014, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $74.5 million and $89.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2015 are set forth below:

	January 1, 2015	Acquisitions and related adjustments	Foreign currency translation adjustments	June 30, 2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$9,245.1	$0.4	$66.2	$9,311.7
The Netherlands	8,605.0	138.0	(687.9)	8,055.1
Germany	3,456.9	—	(270.6)	3,186.3
Belgium	1,978.9	—	(154.9)	1,824.0
Switzerland/Austria	3,591.9	—	122.1	3,714.0
Total Western Europe	26,877.8	138.4	(925.1)	26,091.1
Central and Eastern Europe	1,302.1	0.5	(85.7)	1,216.9
Total European Operations Division	28,179.9	138.9	(1,010.8)	27,308.0
Corporate and other	34.4	—	0.1	34.5
Total Liberty Global Group	28,214.3	138.9	(1,010.7)	27,342.5
LiLAC Group:
LiLAC Division:
Chile	440.3	—	(22.3)	418.0
Puerto Rico	226.1	51.5	—	277.6
Total LiLAC Division	666.4	51.5	(22.3)	695.6
Corporate and other	120.9	—	—	120.9
Total LiLAC Group	787.3	51.5	(22.3)	816.5
Total	$29,001.6	$190.4	$(1,033.0)	$28,159.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$11,375.4	$(3,586.5)	$7,788.9	$12,052.5	$(3,037.0)	$9,015.5
LiLAC Group	148.8	(24.3)	124.5	90.0	(19.3)	70.7
Total	11,524.2	(3,610.8)	7,913.4	12,142.5	(3,056.3)	9,086.2
Other:
Liberty Global Group	206.5	(120.5)	86.0	234.8	(131.2)	103.6
LiLAC Group	0.2	(0.1)	0.1	0.6	(0.6)	—
Total	206.7	(120.6)	86.1	235.4	(131.8)	103.6
Total intangible assets subject to amortization, net:
Liberty Global Group	11,581.9	(3,707.0)	7,874.9	12,287.3	(3,168.2)	9,119.1
LiLAC Group	149.0	(24.4)	124.6	90.6	(19.9)	70.7
Total	$11,730.9	$(3,731.4)	$7,999.5	$12,377.9	$(3,188.1)	$9,189.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(7)    Debt and Capital Lease Obligations

Debt

The U.S. dollar equivalents of the components of our consolidated third-party debt are as follows:

	June 30, 2015					Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
		in millions
Liberty Global Group:
VM Notes	5.62%	—	$—	$11,156.3	$8,461.0	$10,978.4	$8,060.7
VM Credit Facility	3.82%	£675.0	1,061.3	3,331.9	4,734.9	3,330.7	4,804.0
VM Convertible Notes (e)	6.50%	—	—	185.1	178.7	56.5	56.8
Ziggo Credit Facilities	3.60%	€450.0	501.9	5,534.5	4,663.0	5,518.7	4,710.8
Ziggo SPE Notes	4.46%	—	—	1,710.3	—	1,738.3	—
Ziggo Notes	6.82%	—	—	1,006.2	1,082.3	989.0	1,077.0
Unitymedia Notes	5.03%	—	—	7,698.7	7,869.3	7,441.0	7,400.9
Unitymedia Revolving Credit Facilities	—	€500.0	557.7	—	319.4	—	338.8
UPCB SPE Notes	5.81%	—	—	3,171.1	4,279.0	3,157.5	4,009.4
UPC Broadband Holding Bank Facility	3.25%	€1,046.2	1,166.9	1,292.1	3,156.4	1,302.2	3,179.2
UPC Holding Senior Notes	6.59%	—	—	1,674.0	2,603.6	1,540.6	2,391.6
Telenet SPE Notes	5.91%	—	—	2,233.7	2,450.4	2,119.1	2,299.0
Telenet Credit Facility	3.41%	€322.9	360.1	1,510.1	1,633.4	1,510.5	1,638.6
Sumitomo Collar Loan	1.88%	—	—	797.7	818.0	774.3	787.7
ITV Collar Loan	1.73%	—	—	687.0	678.2	679.0	667.0
Vendor financing (f)	3.39%	—	—	992.9	946.4	992.9	946.4
Other	9.34%	—	—	163.0	171.5	163.0	171.5
Total Liberty Global Group	4.83%		3,647.9	43,144.6	44,045.5	42,291.7	42,539.4
LiLAC Group:
VTR Finance Senior Secured Notes	6.88%	—	—	1,440.3	1,439.4	1,400.0	1,400.0
VTR Credit Facility	—	(g)	194.4	—	—	—	—
Liberty Puerto Rico Bank Facility (h)	5.11%	$40.0	40.0	939.6	666.2	933.2	672.0
Total LiLAC Group	6.17%		234.4	2,379.9	2,105.6	2,333.2	2,072.0
Total third-party debt	4.90%		$3,882.3	$45,524.5	$46,151.1	$44,624.9	$44,611.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2015 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 5.4% (including 5.2% for the Liberty Global Group and 8.7% for the LiLAC Group) at June 30, 2015. For information regarding our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2015 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2015, based on the applicable leverage and other financial covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, except that the aggregate availability under (i) Unitymedia’s (a) €420.0 million ($468.4 million) senior secured revolving credit facility (the UM Senior Secured Facility) and (b) €80.0 million ($89.2 million) super senior secured revolving credit facility (together with the UM Senior Secured Facility, the Unitymedia Revolving Credit Facilities) was limited to €481.9 million ($537.5 million) and (ii) the UPC Broadband Holding Bank Facility was limited to €381.0 million ($424.9 million). When the relevant June 30, 2015 compliance reporting requirements have been completed, and assuming no changes from June 30, 2015 borrowing levels, we anticipate that (1) the full amount of unused borrowing capacity under the Unitymedia Revolving Credit Facilities will be available to be borrowed, (2) the availability under the UPC Broadband Holding Bank Facility will be limited to €531.6 million ($592.9 million) and (3) the availability under the Ziggo Credit Facilities will be limited to €409.0 million ($456.2 million). In addition to these limitations, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At June 30, 2015, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Unitymedia, Ziggo and Virgin Media was limited to €64.4 million ($71.8 million), €225.4 million ($251.4 million) and £670.3 million ($1,053.9 million), respectively. When the relevant June 30, 2015 compliance reporting requirements have been completed and assuming no changes from June 30, 2015 borrowing levels, we anticipate that (I) the availability to be loaned or distributed by Unitymedia will be limited to €202.1 million ($225.4 million), (II) the availability to be loaned or distributed by Ziggo will be limited to €57.6 million ($64.2 million) and (III) the full amount of unused borrowing capacity will be available to be loaned or distributed by Virgin Media. On July 28, 2015, the availability under the Ziggo Credit Facilities was increased by €150.0 million ($167.3 million). For information regarding amounts under the Telenet Credit Facility that are not included in our unused borrowing capacity, see “Telenet Credit Facility” below. In addition, Telenet entered into a financing transaction subsequent to June 30, 2015 that could have an impact on its unused borrowing capacity. For additional information, see note 15.

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

(e)
At June 30, 2015, the VM Convertible Notes were exchangeable under certain conditions for (subject to further adjustment as provided in the underlying indenture (the VM Convertible Notes Indenture) and subject to Virgin Media’s right to settle in cash or a combination of Old Liberty Global Ordinary Shares and cash) 13.4339 Class A Old Liberty Global Ordinary Shares, 33.4963 Class C Old Liberty Global Ordinary Shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged. As a result of the LiLAC Transaction, the VM Convertible Notes Indenture was amended such that the VM Convertible Notes are now exchangeable for 14.0791 Class A Liberty Global Ordinary Shares, 35.1665 Class C Liberty Global Ordinary Shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(f)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions. These obligations are generally due within one year. At June 30, 2015 and December 31, 2014, the amounts owed pursuant to these arrangements include $110.6 million and $101.7 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(g)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within VTR, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Credit Facility) and a CLP 22.0 billion ($34.4 million) Chilean peso facility (the VTR CLP Credit Facility), each of which were undrawn at June 30, 2015. The VTR Dollar Credit Facility and the VTR CLP Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively.

(h)
In June 2015, we increased the principal amount outstanding under the Liberty Puerto Rico Bank Facility by $267.5 million ($261.1 million carrying value after deducting the applicable discount). Substantially all of the net proceeds from this borrowing were used to fund a portion of the purchase price for the Choice Acquisition. For additional information regarding the Choice Acquisition, see note 3.

Capital Lease Obligations

The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	June 30, 2015	December 31, 2014
	in millions
Liberty Global Group:
Unitymedia	$734.4	$810.1
Telenet	383.8	413.4
Virgin Media	215.6	255.3
Other subsidiaries	94.1	67.3
Total Liberty Global Group capital lease obligations	1,427.9	1,546.1
LiLAC Group:
Liberty Puerto Rico	0.8	1.0
VTR	0.4	0.5
Total LiLAC Group capital lease obligations	1.2	1.5
Total capital lease obligations	$1,429.1	$1,547.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

VM Notes

The details of the outstanding senior notes of Virgin Media as of June 30, 2015 are summarized in the following table:

			Outstanding principal amount
VM Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2022 VM Senior Notes:
2022 VM 4.875% Dollar Senior Notes	February 15, 2022	4.875%	$118.7	$118.7	$112.1	$119.5
2022 VM 5.25% Dollar Senior Notes	February 15, 2022	5.250%	$95.0	95.0	90.2	95.7
2022 VM Sterling Senior Notes	February 15, 2022	5.125%	£44.1	69.3	69.5	70.0
2023 VM Senior Notes:
2023 VM Dollar Senior Notes	April 15, 2023	6.375%	$530.0	530.0	549.2	530.0
2023 VM Sterling Senior Notes	April 15, 2023	7.000%	£250.0	393.1	420.4	393.1
2024 VM Senior Notes:
2024 VM Dollar Senior Notes	October 15, 2024	6.000%	$500.0	500.0	508.4	500.0
2024 VM Sterling Senior Notes	October 15, 2024	6.375%	£300.0	471.7	492.7	471.7
2025 VM Senior Notes:
2025 VM Euro Senior Notes	January 15, 2025	4.500%	€460.0	513.1	511.4	513.1
2025 VM Dollar Senior Notes	January 15, 2025	5.750%	$400.0	400.0	404.3	400.0
January 2021 VM Senior Secured Notes:
January 2021 VM Sterling Senior Secured Notes	January 15, 2021	5.500%	£628.4	988.1	1,052.4	1,000.3
January 2021 VM Dollar Senior Secured Notes	January 15, 2021	5.250%	$447.9	447.9	471.9	459.1
April 2021 VM Senior Secured Notes:
April 2021 VM Sterling Senior Secured Notes	April 15, 2021	6.000%	£990.0	1,556.7	1,626.8	1,556.7
April 2021 VM Dollar Senior Secured Notes	April 15, 2021	5.375%	$900.0	900.0	921.4	900.0
2025 VM Senior Secured Notes:
2025 VM 5.5% Sterling Senior Secured Notes	January 15, 2025	5.500%	£387.0	608.5	613.5	608.5
2025 VM Dollar Senior Secured Notes	January 15, 2025	5.500%	$425.0	425.0	427.1	425.0
2025 VM 5.125% Sterling Senior Secured Notes	January 15, 2025	5.125%	£300.0	471.7	466.7	471.7
2026 VM Senior Secured Notes	January 15, 2026	5.250%	$1,000.0	1,000.0	968.1	1,004.9
2027 VM Senior Secured Notes	January 15, 2027	4.875%	£525.0	825.5	797.2	825.5
2029 VM Senior Secured Notes	March 28, 2029	6.250%	£400.0	628.9	653.0	633.6
Total				$10,943.2	$11,156.3	$10,978.4
_______________

(a)	Amounts include the impact of premiums, where applicable, including amounts recorded in connection with the acquisition accounting for Virgin Media.

Refinancing Transactions. On March 30, 2015, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $500.0 million principal amount of 5.25% senior secured notes due January 15, 2026 (the Original 2026 VM Senior Secured Notes) and (ii) £525.0 million ($825.5 million) principal amount of 4.875% senior secured

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

notes due January 15, 2027 (the 2027 VM Senior Secured Notes). The net proceeds from the Original 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes were used to (a) redeem 10% of the principal amount of each of the following series of notes issued by Virgin Media Secured Finance: (1) the April 2021 VM Sterling Senior Secured Notes, (2) the April 2021 VM Dollar Senior Secured Notes and, together with the April 2021 VM Sterling Senior Secured Notes, the April 2021 VM Senior Secured Notes) and (3) the 2025 VM 5.5% Sterling Senior Secured Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes, and (b) prepay in full the existing £375.0 million ($589.6 million) outstanding principal amount of term loan A (VM Facility A) and $400.0 million of the existing $2,755.0 million outstanding principal amount of term loan B (VM Facility B), each under the VM Credit Facility (as described below). In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $30.1 million. This loss includes (I) the write-off of $17.9 million of deferred financing costs, (II) the payment of $10.7 million of redemption premium and (III) the write-off of $1.5 million of unamortized discount.

On April 30, 2015, Virgin Media Secured Finance issued $500.0 million principal amount of 5.25% senior secured notes due January 15, 2026 (the Additional 2026 VM Senior Secured Notes and, together with the Original 2026 VM Senior Secured Notes, the 2026 VM Senior Secured Notes). The Additional 2026 VM Senior Secured Notes were issued at 101% of par. The net proceeds from the Additional 2026 VM Senior Secured Notes were used to prepay $500.0 million of the outstanding principal amount of VM Facility B under the VM Credit Facility. In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $9.4 million. This loss includes the write-off of (i) $7.5 million of deferred financing costs and (ii) $1.9 million of unamortized discount.

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

The 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated net leverage ratio test, as specified in the indenture. In addition, the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £75.0 million ($117.9 million) or more in the aggregate of VMIH or the restricted subsidiaries (as specified in the indenture) is an event of default under the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes.

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
June 30, 2015
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

VM Credit Facility

The VM Credit Facility, as amended, is the senior secured credit facility of VMIH, together with certain other subsidiaries of Virgin Media. The details of our borrowings under the VM Credit Facility as of June 30, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

D	June 30, 2022	LIBOR + 3.25% (b)	£100.0	$—	$156.9
E	June 30, 2023	LIBOR + 3.50% (b)	£849.4	—	1,332.6
F	June 20, 2023	LIBOR + 2.75% (b)	$1,855.0	—	1,841.2
Revolving Facility (c)	December 31, 2021	LIBOR + 2.75%	£675.0	1,061.3	—
Total				$1,061.3	$3,330.7
 _______________

(a)	The carrying values of VM Facilities D, E and F include the impact of discounts.

(b)	VM Facilities D, E and F each have a LIBOR floor of 0.75%.

(c)	The Revolving Facility has a fee on unused commitments of 1.1% per year.

Refinancing Transactions. In June 2015, (i) $1,855.0 million of commitments under the existing VM Facility B under the VM Credit Facility were effectively rolled into a new dollar denominated term loan (VM Facility F) under the VM Credit Facility, which matures in June 2023 and (ii) we amended the terms of our Revolving Facility (the Revolving Facility Amendment) to extend the maturity to December 31, 2021, reduce the margin from 3.25% to 2.75% and increase the commitments by £15.0 million

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

($23.6 million). In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $4.8 million. This loss includes (a) the write-off of $3.2 million of deferred financing costs, (b) the write-off of $0.8 million of unamortized discount and (c) the payment of $0.8 million of third-party costs.

VM Facility F and the Revolving Facility Amendment contain certain amendments to the VM Credit Facility, including the deletion of the senior net debt to annualized EBITDA (as specified in the VM Credit Facility) maintenance covenant and amending the total net debt to annualized EBITDA (as specified in the VM Credit Facility) maintenance covenant to limit its application so that it applies only for the benefit of the revolving credit facility lenders when greater than one-third of the revolving credit facilities are drawn on the last day of the relevant ratio period. On July 30, 2015, the VM Credit Facility was amended and restated to reflect these and certain other amendments approved by the majority lenders under the VM Credit Facility.

Ziggo Credit Facilities

The details of our borrowings under Ziggo Group Holding’s credit facilities (the Ziggo Credit Facilities) as of June 30, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity (a)	Carrying value (b)
			in millions

Ziggo Dollar Facility	January 15, 2022	LIBOR + 2.75% (c)	$2,350.0	$—	$2,317.5
Ziggo Euro Facility	January 15, 2022	EURIBOR + 3.00% (d)	€2,000.0	—	2,209.5
Senior Secured Proceeds Loan (e)	January 15, 2025	3.750%	€800.0	—	892.2
Euro Senior Proceeds Loan (e)	January 15, 2025	4.625%	€400.0	—	446.1
Dollar Senior Proceeds Loan (e)	January 15, 2025	5.875%	$400.0	—	400.0
New Ziggo Credit Facility	March 31, 2021	EURIBOR + 3.75%	€689.2	—	768.6
Ziggo Revolving Facilities	June 30, 2020	(f)	€650.0	501.9	223.1
Elimination of the Proceeds Loans in consolidation (e)				—	(1,738.3)
Total				$501.9	$5,518.7
_______________

(a)
When the relevant June 30, 2015 compliance reporting requirements have been completed and assuming no changes from the June 30, 2015 borrowing levels, we anticipate that our availability under the Ziggo Credit Facilities will be limited to €409.0 million ($456.2 million).

(b)	The carrying values of the Ziggo Euro Facility and the Ziggo Dollar Facility include the impact of discounts.

(c)	The Ziggo Dollar Facility has a LIBOR floor of 0.75%.

(d)	The Ziggo Euro Facility has a EURIBOR floor of 0.75%.

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

(f)
The Ziggo Revolving Facilities include (i) a €600.0 million ($669.2 million) facility that bears interest at EURIBOR plus a margin of 2.75% and has a fee on unused commitments of 1.1% per year and (ii) a €50.0 million ($55.8 million) facility that bears interest at EURIBOR plus a margin of 2.0% and has a fee on unused commitments of 0.8% per year. On July 28, 2015, the commitments under the €600.0 million ($669.2 million) facility were increased by €150.0 million ($167.3 million).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Unitymedia Notes

The details of the outstanding notes of Unitymedia as of June 30, 2015 are summarized in the following table:

			Outstanding principal amount
Unitymedia Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

September 2012 UM Senior Secured Notes	September 15, 2022	5.500%	€585.0	$652.4	$696.9	$652.4
December 2012 UM Dollar Senior Secured Notes	January 15, 2023	5.500%	$1,000.0	1,000.0	1,019.4	1,000.0
December 2012 UM Euro Senior Secured Notes	January 15, 2023	5.750%	€450.0	501.9	542.0	501.9
January 2013 UM Senior Secured Notes	January 21, 2023	5.125%	€450.0	501.9	531.7	501.9
April 2013 UM Senior Secured Notes	April 15, 2023	5.625%	€315.0	351.3	379.6	351.3
November 2013 UM Senior Secured Notes	January 15, 2029	6.250%	€475.0	529.8	597.6	529.8
October 2014 UM Senior Notes	January 15, 2025	6.125%	$900.0	900.0	940.5	900.0
December 2014 UM Euro Senior Secured Notes	January 15, 2025	4.000%	€1,000.0	1,115.3	1,141.1	1,115.3
December 2014 UM Dollar Senior Secured Notes	January 15, 2025	5.000%	$550.0	550.0	546.6	550.0
March 2015 UM Senior Notes	January 15, 2027	3.750%	€700.0	780.7	756.8	780.7
March 2015 UM Senior Secured Notes	January 15, 2027	3.500%	€500.0	557.7	546.5	557.7
Total				$7,441.0	$7,698.7	$7,441.0

On March 11, 2015, Unitymedia Hessen and Unitymedia NRW GmbH (each, a subsidiary of Unitymedia and, together, the UM Senior Secured Note Issuers) issued €500.0 million ($557.7 million) principal amount of 3.5% senior secured notes due January 15, 2027 (the March 2015 UM Senior Secured Notes). The net proceeds from the March 2015 UM Senior Secured Notes were used to (i) redeem 10% of the principal amount of each of the following series of notes issued by the UM Senior Secured Note Issuers: (a) the September 2012 UM Senior Secured Notes, (b) the December 2012 UM Euro Senior Secured Notes, (c) the January 2013 UM Senior Secured Notes and (d) the April 2013 UM Senior Secured Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes and (ii) prepay the outstanding balance under the UM Senior Secured Facility. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $8.1 million. This loss includes (1) the payment of $6.4 million of redemption premium and (2) the write-off of $1.7 million of deferred financing costs.

On March 16, 2015, Unitymedia issued €700.0 million ($780.7 million) principal amount of 3.75% senior notes due January 15, 2027 (the March 2015 UM Senior Notes). The net proceeds from the March 2015 UM Senior Notes were used to fully redeem the €618.0 million ($689.3 million) principal amount of 9.5% senior notes issued by Unitymedia (the UM Senior Exchange Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $91.2 million. This loss includes (i) the payment of $89.8 million of redemption premium and (ii) the write-off of $1.4 million of unamortized discount.

The March 2015 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Note Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Note Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Note Issuers, (ii) are guaranteed on a senior basis by Unitymedia and certain of its subsidiaries and (iii) are secured by a first-ranking pledge over the shares of the UM Senior Secured Note Issuers and certain other share and/or asset security of Unitymedia and certain of its subsidiaries.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

The March 2015 UM Senior Notes are senior obligations of Unitymedia that rank equally with all of the existing and future senior debt of Unitymedia and are senior to all existing and future subordinated debt of Unitymedia. The March 2015 UM Senior Notes are guaranteed on a senior subordinated basis by various subsidiaries of Unitymedia and are secured by a first-ranking pledge over the shares of Unitymedia and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia.

We refer to the March 2015 UM Senior Secured Notes and the March 2015 UM Senior Notes as the “2015 UM Notes.”

The 2015 UM Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated net leverage ratio test, as specified in the applicable indenture. The 2015 UM Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €75.0 million ($83.6 million) or more in the aggregate of Unitymedia or a UM Senior Secured Note Issuer or any of the restricted subsidiaries (as specified in the applicable indenture) is an event of default under the 2015 UM Notes.

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

Year	Redemption price
	March 2015 UM Senior Secured Notes	March 2015 UM Senior Notes
2021	101.750%	101.875%
2022	100.875%	100.938%
2023	100.438%	100.469%
2024 and thereafter	100.000%	100.000%

Prior to January 15, 2021, during each 12-month period commencing on the date on which the March 2015 UM Senior Secured Notes were issued, the UM Senior Secured Note Issuers may redeem up to 10% of the principal amount of the March 2015 UM Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest up to (but excluding) the redemption date.

If Unitymedia or certain of its subsidiaries sell certain assets or experience specific changes in control, Unitymedia must offer to repurchase the 2015 UM Notes at a redemption price of 101%.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of June 30, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

AC (c)	November 15, 2021	7.250%	$675.0	$—	$675.0
AD (c)	January 15, 2022	6.875%	$675.0	—	675.0
AH (d)	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,302.2
AI	April 30, 2019	EURIBOR + 3.25%	€1,046.2	1,166.9	—
AK (c)	January 15, 2027	4.000%	€600.0	—	669.2
AL (c)	January 15, 2025	5.375%	$1,140.0	—	1,140.0
Elimination of Facilities AC, AD, AK and AL in consolidation (c)				—	(3,159.2)
Total				$1,166.9	$1,302.2
_______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at June 30, 2015 without giving effect to the impact of discounts.

(b)
At June 30, 2015, our availability under the UPC Broadband Holding Bank Facility was limited to €381.0 million ($424.9 million). When the relevant June 30, 2015 compliance reporting requirements have been completed and assuming no changes from the June 30, 2015 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €531.6 million ($592.9 million). Facility AI has a fee on unused commitments of 1.3% per year.

(c)
Amounts relate to certain senior secured notes (the UPCB SPE Notes) issued by special purpose financing entities (the UPCB SPEs) that are consolidated by UPC Holding and Liberty Global. The proceeds from the UPCB SPE Notes were used to fund additional Facilities AC, AD, AK and AL with our wholly-owned subsidiary UPC Financing Partnership (UPC Financing) as the borrower. Accordingly, the amounts outstanding under Facilities AC, AD, AK and AL are eliminated in our condensed consolidated financial statements.

(d)	The carrying value of Facility AH includes the impact of a discount.

(e)	Facility AH has a LIBOR floor of 0.75%.

Refinancing Transactions. During the first quarter of 2015, (i) a controlling interest in UPC Broadband Ireland Ltd. and its subsidiaries was transferred from a subsidiary of UPC Holding to a subsidiary of Virgin Media and the remaining noncontrolling interest was transferred to another Liberty Global subsidiary (the UPC Ireland Transfer) and UPC Nederland B.V. (UPC Nederland) and its subsidiaries were transferred from a subsidiary of UPC Holding to a subsidiary of Ziggo Group Holding and (ii) UPC Holding used the cash consideration received for such transfers to prepay (a) in full the €500.0 million ($557.7 million) outstanding principal amount of Facility V under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium to UPCB Finance I Limited (UPCB Finance I) and, in turn UPCB Finance I used such proceeds to fully redeem its €500.0 million ($557.7 million) aggregate principal amount of 7.625% senior secured notes (the UPCB Finance I Notes), (b) €560.0 million ($624.6 million) of the outstanding principal amount of Facility Y under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium to UPCB Finance II Limited (UPCB Finance II) and, in turn UPCB Finance II used such proceeds to redeem €560.0 million ($624.6 million) of its €750.0 million ($836.5 million) aggregate principal amount of 6.375% senior secured notes (the UPCB Finance II Notes) and (c) the remaining €870.2 million ($970.6 million) outstanding principal amount of Facility AG under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest. In connection with these transactions, we recognized a loss on debt

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

modification and extinguishment, net, of $74.7 million. This loss includes (1) the payment of $53.5 million of redemption premium, (2) the write-off of $16.5 million of deferred financing costs and (3) the write-off of $4.7 million of unamortized discount.

On August 3, 2015, UPC Financing entered into a new €990.1 million ($1,104.3 million) revolving term loan facility agreement (Facility AM) under the UPC Broadband Holding Bank Facility. Facility AM bears interest at EURIBOR plus a margin of 2.75%, has a fee on unused commitments of 1.1% per year and matures on December 31, 2021. In connection with this transaction, the existing revolving term loan Facility AI will be cancelled.

UPC Holding Senior Notes

The details of the UPC Holding Senior Notes as of June 30, 2015 are summarized in the following table:

		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency		U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

UPC Holding 6.375% Senior Notes (a)	September 15, 2022		€600.0	$669.2	$719.4	$664.4
UPC Holding 6.75% Euro Senior Notes	March 15, 2023		€450.0	501.9	547.4	501.9
UPC Holding 6.75% CHF Senior Notes	March 15, 2023	CHF	350.0	374.3	407.2	374.3
Total				$1,545.4	$1,674.0	$1,540.6
_______________

(a)	The carrying value of the UPC Holding 6.375% Senior Notes includes the impact of a discount.

Refinancing Transaction. During the first quarter of 2015, UPC Holding used the cash consideration received in connection with the UPC Ireland Transfer to redeem in full the €640.0 million ($713.8 million) principal amount of 8.375% senior notes due August 15, 2020 (the UPC Holding 8.375% Senior Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $69.3 million. This loss includes (i) the payment of $59.2 million of redemption premium and (ii) the write-off of $10.1 million of deferred financing costs.

UPCB SPE Notes

The details of the UPCB SPE Notes as of June 30, 2015 are summarized in the following table:

			Outstanding principal amount
UPCB SPEs	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions
UPCB Finance IV Dollar Notes (a)	January 15, 2025	5.375%	$1,140.0	$1,140.0	$1,090.8	$1,138.3
UPCB Finance IV Euro Notes	January 15, 2027	4.000%	€600.0	669.2	632.0	669.2
UPCB Finance V Notes	November 15, 2021	7.250%	$675.0	675.0	726.5	675.0
UPCB Finance VI Notes	January 15, 2022	6.875%	$675.0	675.0	721.8	675.0
Total				$3,159.2	$3,171.1	$3,157.5
_______________

(a)	The carrying value includes the impact of a discount related to the Additional UPCB Finance IV Dollar Notes, as defined and described below.

Refinancing Transactions. UPCB Finance IV Limited (UPCB Finance IV), a special purpose financing entity that is owned 100% by a charitable trust, was created for the primary purpose of facilitating the April 15, 2015 offering of (i) $800.0 million

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

aggregate principal amount of 5.375% senior secured notes due January 15, 2025 (the Original UPCB Finance IV Dollar Notes) and (ii) €600.0 million ($669.2 million) aggregate principal amount of 4.0% senior secured notes due January 15, 2027 (the UPCB Finance IV Euro Notes).

UPCB Finance IV, which has no material business operations, used the proceeds from (i) the Original UPCB Finance IV Dollar Notes to fund a new additional facility (Facility AL) and (ii) the UPCB Finance IV Euro Notes to fund a new additional facility (Facility AK), each under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower. The call provisions, maturity and applicable interest rate for Facility AL and Facility AK are the same as those of the Original UPCB Finance IV Dollar Notes and the UPCB Finance IV Euro Notes, respectively.

The net proceeds from Facility AL and Facility AK were used to (i) prepay the remaining €190.0 million ($211.9 million) outstanding principal amount of Facility Y under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance II and, in turn UPCB Finance II used such proceeds to fully redeem the remaining outstanding amount of its UPCB Finance II Notes, (ii) prepay the outstanding principal amount of Facility Z under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance III Limited (UPCB Finance III) and, in turn UPCB Finance III used such proceeds to fully redeem the UPCB Finance III Notes, (iii) redeem 10% of the outstanding principal amount of each of the following: (a) Facility AC under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance V Limited (UPCB Finance V) and, in turn UPCB Finance V used such proceeds to redeem 10% of the outstanding principal amount of the UPCB Finance V Notes and (b) Facility AD under the UPC Broadband Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance VI Limited (UPCB Finance VI) and, in turn UPCB Finance VI used such proceeds to redeem 10% of the outstanding principal amount of the UPCB Finance VI Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes, and (iv) prepay in full the then outstanding €200.0 million ($223.1 million) amount under Facility AI under the UPC Broadband Holding Bank Facility. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $59.6 million. This loss includes (1) the payment of $54.3 million of redemption premium and (2) the write-off of $5.3 million of deferred financing costs.

On May 20, 2015, UPCB Finance IV issued an additional $340.0 million principal amount of 5.375% senior secured notes due January 15, 2025 (the Additional UPCB Finance IV Dollar Notes and, together with the Original UPCB Finance IV Dollar Notes, the UPCB Finance IV Dollar Notes). The Additional UPCB Finance IV Dollar Notes were issued at 99.5% of par. We refer to the UPCB Finance IV Dollar Notes and the UPCB Finance IV Euro Notes as the “UPCB Finance IV Notes.” UPCB Finance IV used the proceeds from the Additional UPCB Finance IV Dollar Notes to fund a new additional facility (Facility AL2 and, together with Facility AL and Facility AK, the New Facilities) under the UPC Broadband Holding Bank Facility, with UPC Financing as the borrower. The call provisions, maturity and applicable interest rate for Facility AL2 are the same as those of the Additional UPCB Finance IV Dollar Notes. The proceeds of Facility AL2, together with existing cash were used to prepay in full the outstanding €400.0 million ($446.1 million) principal amount of Facility AI under the UPC Broadband Holding Bank Facility, which amount was drawn subsequent to the €200.0 million ($223.1 million) prepayment described above.

Subject to the circumstances described below, the Original UPCB Finance IV Dollar Notes are non-callable until January 15, 2020 and the UPCB Finance IV Euro Notes are non-callable until January 15, 2021 (each a UPCB Finance IV Notes Call Date). If, however, at any time prior to the applicable UPCB Finance IV Notes Call Date, all or a portion of the loans under the New Facilities are voluntarily prepaid (an Early Redemption Event), then UPCB Finance IV will be required to redeem an aggregate principal amount of the applicable UPCB Finance IV Notes equal to the aggregate principal amount of the loans so prepaid under the relevant New Facility. In general, the redemption price payable will equal 100% of the principal amount of the applicable UPCB Finance IV Notes to be redeemed and a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable UPCB Finance IV Notes Call Date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
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

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet International. The details of our borrowings under the Telenet Credit Facility as of June 30, 2015 are summarized in the following table:

Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

M (c)	November 15, 2020	6.375%	€500.0	$—	$557.7
O (c)	February 15, 2021	6.625%	€300.0	—	334.6
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	446.1
S (d)	December 31, 2016	EURIBOR + 2.75%	€36.9	41.1	—
U (c)	August 15, 2022	6.250%	€450.0	—	501.9
V (c)	August 15, 2024	6.750%	€250.0	—	278.8
W (e)	June 30, 2022	EURIBOR + 3.25%	€474.1	—	527.7
X (d)	September 30, 2020	EURIBOR + 2.75%	€286.0	319.0	—
Y (e)	June 30, 2023	EURIBOR + 3.50%	€882.9	—	982.8
Z	June 30, 2018	EURIBOR + 2.25%	€200.0	(f)	—
AA	June 30, 2023	EURIBOR + 3.50%	€800.0	(f)	—
Elimination of Telenet Facilities M, O, P, U and V in consolidation (c)				—	(2,119.1)
Total				$360.1	$1,510.5
 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at June 30, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(b)	Telenet Facilities S and X each have a fee on unused commitments of 1.1% per year. Telenet Facility Z has a fee on unused commitments of 0.8% per year.

(c)
Amounts relate to certain senior secured notes (the Telenet SPE Notes) issued by special purpose financing entities (the Telenet SPEs) that are consolidated by Telenet International and its parent entities, including Telenet and Liberty Global. The proceeds from the Telenet SPE Notes were used to fund additional Telenet Facilities M, O, P, U and V, with Telenet International as the borrower. Accordingly, the amounts outstanding under Telenet Facilities M, O, P, U and V are eliminated in our condensed consolidated financial statements.

(d)
On July 1, 2015, (i) the revolving credit facility under the Telenet Credit Facility was increased by €85.0 million ($94.8 million) (Telenet Facility X2) and (ii) a lender under the existing Telenet Facility S under the Telenet Credit Facility agreed to novate commitments of €10.0 million ($11.2 million) to a subsidiary of Telenet and enter into the new Telenet Facility X2, resulting in a total increased availability under the revolving credit facility of €95.0 million ($106.0 million). Telenet Facility X2 has the same terms as Telenet Facility X.

(e)	The carrying values of Telenet Facilities W and Y include the impact of discounts.

(f)
On May 7, 2015, Telenet International entered into a new revolving credit facility (Telenet Facility Z) and a new term loan (Telenet Facility AA), each under the Telenet Credit Facility. At June 30, 2015, Telenet Facility Z and Telenet Facility AA were undrawn. We expect the proceeds from Telenet Facility Z and Telenet Facility AA to be used to fund a portion of the purchase price of the pending acquisition of BASE. Although Telenet currently has the ability, subject to certain restrictions and covenant limitations, to draw certain amounts under Telenet Facility Z and Telenet Facility AA for general corporate purposes, we expect that these facilities will remain undrawn until the closing of the acquisition of BASE. Accordingly, Telenet’s unused borrowing capacity at June 30, 2015 excludes the availability under Telenet Facility Z and Telenet Facility AA.

For information regarding a financing transaction completed subsequent to June 30, 2015 that impacts the Telenet Credit Facility, see note 15.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of June 30, 2015 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on June 30, 2015 exchange rates:

Debt:

	Liberty Global Group							LiLAC Group
	Virgin Media	Ziggo Group Holding (a)	Unitymedia	UPC Holding (b)	Telenet (c)	Other	Total Liberty Global Group	VTR	Liberty Puerto Rico	Total LiLAC Group	Total
	in millions
Year ending December 31:
2015 (remainder of year)	$90.4	$245.9	$83.1	$262.9	$8.3	$20.3	$710.9	$—	$—	$—	$710.9
2016	191.8	0.4	57.7	296.5	8.3	368.6	923.3	—	—	—	923.3
2017	—	—	—	—	8.3	908.5	916.8	—	—	—	916.8
2018	—	—	—	—	8.3	236.8	245.1	—	—	—	245.1
2019	—	—	—	—	18.9	—	18.9	—	—	—	18.9
2020	—	80.0	—	—	570.1	—	650.1	—	—	—	650.1
Thereafter	14,291.2	7,916.3	7,441.0	6,009.5	3,158.0	0.2	38,816.2	1,400.0	942.5	2,342.5	41,158.7
Total debt maturities	14,573.4	8,242.6	7,581.8	6,568.9	3,780.2	1,534.4	42,281.3	1,400.0	942.5	2,342.5	44,623.8
Unamortized premium (discount)	19.6	26.7	—	(9.2)	(2.9)	(23.8)	10.4	—	(9.3)	(9.3)	1.1
Total debt	$14,593.0	$8,269.3	$7,581.8	$6,559.7	$3,777.3	$1,510.6	$42,291.7	$1,400.0	$933.2	$2,333.2	$44,624.9
Current portion (d)	$283.9	$245.9	$140.8	$559.4	$8.3	$198.2	$1,436.5	$—	$—	$—	$1,436.5
Noncurrent portion	$14,309.1	$8,023.4	$7,441.0	$6,000.3	$3,769.0	$1,312.4	$40,855.2	$1,400.0	$933.2	$2,333.2	$43,188.4
_______________

(a)	Amounts include the Ziggo SPE Notes issued by the Ziggo SPEs. As described above, the Ziggo SPEs are consolidated by Ziggo Group Holding.

(b)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding.

(c)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs. As described above, the Telenet SPEs are consolidated by Telenet.

(d)	The outstanding principal amounts of our subsidiaries’ revolving credit facilities are included in our current debt maturities.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2015 (remainder of year)	$40.8	$38.0	$59.9	$12.5	$151.2	$0.6	$151.8
2016	81.8	61.0	75.8	23.1	241.7	0.4	242.1
2017	81.8	59.5	35.8	17.3	194.4	0.3	194.7
2018	81.8	57.4	11.1	10.8	161.1	—	161.1
2019	81.8	47.7	5.6	7.0	142.1	—	142.1
2020	81.8	45.0	4.5	5.7	137.0	—	137.0
Thereafter	808.4	206.8	219.7	44.1	1,279.0	—	1,279.0
Total principal and interest payments	1,258.2	515.4	412.4	120.5	2,306.5	1.3	2,307.8
Amounts representing interest	(523.8)	(131.6)	(196.8)	(26.4)	(878.6)	(0.1)	(878.7)
Present value of net minimum lease payments	$734.4	$383.8	$215.6	$94.1	$1,427.9	$1.2	$1,429.1
Current portion	$26.0	$39.1	$92.0	$19.4	$176.5	$0.9	$177.4
Noncurrent portion	$708.4	$344.7	$123.6	$74.7	$1,251.4	$0.3	$1,251.7

Non-cash Refinancing Transactions

During the six months ended June 30, 2015 and 2014, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $3,586.5 million and $2,219.6 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(8)    Income Taxes

Income tax benefit (expense) attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	in millions

Computed “expected” tax benefit (a)	$56.0	$49.3	$175.9	$162.0
Change in valuation allowances (b):
Decrease	(160.3)	(193.5)	(386.3)	(248.7)
Increase	42.8	101.3	43.8	106.2
International rate differences (b) (c):
Increase	31.4	57.0	125.3	116.5
Decrease	(21.0)	(8.3)	(34.5)	(13.8)
Tax effect of intercompany financing	38.5	41.0	76.7	81.5
Non-deductible or non-taxable foreign currency exchange results (b):
Decrease	(21.2)	(16.5)	(29.9)	(23.9)
Increase	(67.3)	(1.5)	2.2	0.6
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(15.3)	(53.2)	(49.0)	(84.2)
Increase	12.1	16.1	23.3	31.1
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Decrease	(26.7)	3.7	(27.7)	(45.9)
Increase	(2.7)	3.8	11.8	4.3
Recognition of previously unrecognized tax benefits	4.7	—	13.6	28.8
Tax benefit associated with technology innovation	6.6	—	10.5	—
Other, net	(7.6)	1.4	(7.8)	3.1
Total income tax benefit (expense)	$(130.0)	$0.6	$(52.1)	$117.6
_______________

(a)	The statutory or “expected” tax rates are the U.K. rates of 20.0% for the 2015 periods and 21.0% for 2014 periods.

(b)	Country jurisdictions giving rise to increases within the six-month period are grouped together and shown separately from country jurisdictions giving rise to decreases within the six-month period.

(c)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K.

As of June 30, 2015, our unrecognized tax benefits of $561.6 million included $284.5 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are currently undergoing income tax audits in Czech Republic, Chile, Germany, the Netherlands, Slovakia, Switzerland and the U.S. In the U.S., the consolidated income tax returns of Liberty Global, Inc. (LGI) for 2009 through 2015 are under examination. We have received notices of adjustment from the Internal Revenue Service with respect to our 2013, 2010 and 2009 taxable income and we have entered into the appeals process with respect to the 2010 and 2009 matters. While we believe that

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues. During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2015. The amount of any such reductions could range up to $250 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(9)    Equity

Share Repurchases

During the six months ended June 30, 2015, we purchased a total of 18,653,356 Class C Old Liberty Global Ordinary Shares at a weighted average price of $50.17 per share, for an aggregate purchase price of $935.8 million, including direct acquisition costs and the effects of derivative instruments. At June 30, 2015, the remaining amount authorized for share repurchases was $3,002.8 million.

(10)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to Old Liberty Global Ordinary Shares and the shares of certain of our subsidiaries. The amounts and disclosures presented below have not been adjusted for the July 1, 2015 LiLAC Transaction.

The following table summarizes our share-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions
Old Liberty Global Ordinary Shares:
Performance-based incentive awards (a)	$28.5	$23.2	$70.6	$43.8
Other share-based incentive awards	25.1	22.2	50.5	52.4
Total Old Liberty Global Ordinary Shares	53.6	45.4	121.1	96.2
Telenet share-based incentive awards	2.4	7.8	5.6	10.7
Other	0.6	1.2	1.3	2.6
Total	$56.6	$54.4	$128.0	$109.5
Included in:
Operating expense:
Liberty Global Group	$1.1	$3.2	$1.8	$4.0
LiLAC Group	0.3	0.4	0.3	0.9
Total operating expense	1.4	3.6	2.1	4.9
SG&A expense:
Liberty Global Group	53.9	49.3	125.7	101.4
LiLAC Group (b)	1.3	1.5	0.2	3.2
Total SG&A expense	55.2	50.8	125.9	104.6
Total	$56.6	$54.4	$128.0	$109.5
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global performance-based restricted share units (PSUs), (ii) a challenge performance award plan for certain executive officers and key employees (the Challenge Performance

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Awards) and (iii) the Performance Grant Units (PGUs). The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

(b)
The amount for the six-month period in 2015 includes the reversal of $1.8 million of share-based compensation expense, primarily related to forfeitures of unvested PSUs during the first quarter of 2015.

The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Old Liberty Global Ordinary Shares as of June 30, 2015:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards (b)

Total compensation expense not yet recognized (in millions)	$212.0	$148.7
Weighted average period remaining for expense recognition (in years)	3.1	1.3
_______________

(a)
Amounts relate to awards granted or assumed by Liberty Global under (i) the Liberty Global 2014 Incentive Plan (as amended and restated effective February 24, 2015), (ii) the Liberty Global 2014 Nonemployee Director Incentive Plan, (iii) the Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013), (iv) the Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) and (v) certain other incentive plans of Virgin Media, including Virgin Media’s 2010 stock incentive plan. All new awards are granted under the Liberty Global 2014 Incentive Plan or the Liberty Global 2014 Nonemployee Director Incentive Plan.

(b)	Amounts relate to (i) the Challenge Performance Awards, (ii) PSUs and (iii) the PGUs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Old Liberty Global Ordinary Shares:

	Six months ended
	June 30,
	2015	2014
Assumptions used to estimate fair value of options, share appreciation rights (SARs) and PSARs granted:
Risk-free interest rate	0.96 - 1.89%	0.81 - 1.77%
Expected life	3.0 - 5.5 years	3.1 - 5.1 years
Expected volatility	23.1 - 30.1%	25.5 - 28.7%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$14.73	$11.40
SARs	$10.78	$8.95
PSARs	$—	$8.15
Restricted share units (RSUs)	$51.97	$39.72
PSUs	$51.69	$40.41
PGUs	$—	$44.04
Total intrinsic value of awards exercised (in millions):
Options	$93.5	$43.7
SARs	$40.1	$17.7
PSARs	$0.2	$0.2
Cash received from exercise of options (in millions)	$37.0	$23.9
Income tax benefit related to share-based compensation (in millions)	$28.0	$20.1

Share-based Award Activity - Old Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during the six months ended June 30, 2015 with respect to Old Liberty Global Ordinary Shares ordinary shares:

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	1,726,259	$18.01
Granted	61,763	$54.97
Cancelled	(13,836)	$23.59
Exercised	(920,468)	$14.03
Outstanding at June 30, 2015	853,718	$24.90	5.6	$25.0
Exercisable at June 30, 2015	417,692	$18.05	4.3	$15.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	3,946,192	$17.67
Granted	622,301	$43.34
Cancelled	(34,493)	$22.23
Exercised	(1,613,927)	$14.99
Outstanding at June 30, 2015	2,920,073	$24.57	6.1	$76.3
Exercisable at June 30, 2015	1,377,436	$15.25	4.1	$48.7

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	5,607,988	$31.07
Granted	2,252,602	$53.11
Forfeited	(106,696)	$37.27
Exercised	(354,800)	$25.68
Outstanding at June 30, 2015	7,399,094	$37.95	5.1	$119.3
Exercisable at June 30, 2015	2,815,909	$25.41	3.4	$80.7

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	14,689,045	$28.49
Granted	4,505,204	$51.41
Forfeited	(262,502)	$34.80
Exercised	(1,062,945)	$23.48
Outstanding at June 30, 2015	17,868,802	$34.47	4.8	$292.2
Exercisable at June 30, 2015	7,907,213	$23.75	3.3	$212.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	2,788,749	$35.10
Forfeited	(35,625)	$35.03
Exercised	(4,166)	$35.03
Outstanding at June 30, 2015	2,748,958	$35.10	5.0	$52.1
Exercisable at June 30, 2015	7,708	$35.03	1.6	$0.1

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	8,366,248	$33.48
Forfeited	(106,875)	$33.41
Exercised	(12,499)	$33.41
Outstanding at June 30, 2015	8,246,874	$33.48	5.0	$141.4
Exercisable at June 30, 2015	23,124	$33.41	1.6	$0.4

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	565,270	$38.27
Granted	298,713	$53.11
Forfeited	(18,827)	$37.52
Released from restrictions	(299,372)	$37.65
Outstanding at June 30, 2015	545,784	$46.76	3.3

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	1,387,003	$35.59
Granted	597,426	$51.40
Forfeited	(45,611)	$34.70
Released from restrictions	(553,929)	$34.55
Outstanding at June 30, 2015	1,384,889	$42.85	3.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	1,989,693	$41.34
Granted	410,716	$52.82
Performance adjustment (a)	50,410	$37.31
Forfeited	(22,619)	$38.47
Released from restrictions	(543,707)	$41.12
Outstanding at June 30, 2015	1,884,493	$43.84	1.5

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	1,000,000	$44.55
Released from restrictions	(333,333)	$44.55
Outstanding at June 30, 2015	666,667	$44.55	1.7

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	2,442,767	$36.71
Granted	821,432	$51.12
Performance adjustment (a)	147,179	$34.80
Forfeited	(58,997)	$36.02
Released from restrictions	(614,341)	$34.80
Outstanding at June 30, 2015	2,738,040	$41.38	1.3
_______________

(a)
Represents the increase in PSUs associated with the first quarter 2015 determination that 113.6% of the PSUs that were granted in 2013 (the 2013 PSUs) had been earned. Half of the earned 2013 PSUs were released from restrictions on March 31, 2015 and, subject to forfeitures, the remainder will be released on September 30, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(11) Restructuring Liability

A summary of the changes in our restructuring liability during the six months ended June 30, 2015 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2015	$27.6	$12.5	$116.0	$156.1
Restructuring charges (credits)	26.7	(0.5)	5.1	31.3
Cash paid	(30.7)	(2.9)	(14.6)	(48.2)
Foreign currency translation adjustments and other	0.1	2.2	(7.1)	(4.8)
Restructuring liability as of June 30, 2015	$23.7	$11.3	$99.4	$134.4

Current portion	$23.6	$2.6	$15.9	$42.1
Noncurrent portion	0.1	8.7	83.5	92.3
Total	$23.7	$11.3	$99.4	$134.4

Our restructuring charges (credits) during the six months ended June 30, 2015 include employee severance and termination costs related to certain reorganization and integration activities of $12.4 million in U.K./Ireland, $8.2 million in Switzerland/Austria, $2.4 million in Puerto Rico and $2.0 million in the Netherlands. We expect to record further restructuring charges during the remainder of 2015 in connection with the continued integration of Ziggo with UPC Nederland and the European Operations Division.

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

The details of our net loss attributable to Liberty Global shareholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	in millions
Amounts attributable to Liberty Global shareholders:
Loss from continuing operations	$(464.7)	$(242.7)	$(1,002.2)	$(662.2)
Earnings (loss) from discontinued operation	—	(7.2)	—	333.5
Net loss attributable to Liberty Global shareholders	$(464.7)	$(249.9)	$(1,002.2)	$(328.7)

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and six months ended June 30, 2015 and 2014. Therefore, the potentially dilutive effect at June 30, 2015 and 2014 of (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 42.0 million and 43.5 million, respectively, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 5.3 million and 6.0 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million and 2.6 million, respectively, were not included in the computation of diluted loss per share attributable to Liberty Global

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment, non-cancelable operating leases and other items. The U.S. dollar equivalents of such commitments as of June 30, 2015 are presented below:

	Payments due during:
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter	Total
	in millions

Programming commitments	$519.2	$977.6	$880.3	$701.3	$263.7	$5.5	$2.4	$3,350.0
Network and connectivity commitments	190.7	265.6	239.3	124.5	86.9	62.8	907.0	1,876.8
Purchase commitments	797.0	157.7	70.3	12.2	4.3	—	—	1,041.5
Operating leases	88.8	152.5	128.3	110.3	89.8	56.3	293.9	919.9
Other commitments	209.9	190.4	146.5	89.8	45.1	22.4	27.6	731.7
Total (a)	$1,805.6	$1,743.8	$1,464.7	$1,038.1	$489.8	$147.0	$1,230.9	$7,919.9
_______________

(a)	The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2015 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2015 and 2014, the third-party programming and copyright costs incurred by our broadband communications and direct-to-home (DTH) operations aggregated $1,123.3 million (including $1,001.6 million for the Liberty Global Group and $121.7 million for the LiLAC Group) and $1,056.5 million (including $938.9 million for the Liberty Global Group and $117.6 million for the LiLAC Group), respectively.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Commitments arising from acquisition agreements are not reflected in the above table. For information regarding our commitments under acquisition agreements, see note 3.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2015 and 2014, see note 4.

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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA, formerly known as Belgacom (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. It lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Proximus is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Proximus.

In parallel with the above proceedings, Proximus filed a complaint with the Government Commissioner seeking suspension of the approval by the PICs’ board of directors of the agreement-in-principle and initiated suspension and annulment procedures before the Belgian Council of State against these approvals and subsequently against the board resolutions of the PICs approving the 2008 PICs Agreement. In this complaint, Proximus’s primary argument was that the PICs should have organized a public market consultation before entering into the agreement-in-principal and the 2008 PICs Agreement. Proximus’s efforts to suspend approval of these agreements were unsuccessful. In the annulment cases, the Belgian Council of State decided on May 2, 2012 to refer a number of questions of interpretation of European Union (EU) law for preliminary ruling to the European Court of Justice. On November 14, 2013, the European Court of Justice ruled that a majority of the reasons invoked by the PICs not to organize a market consultation were not overriding reasons of public interest to justify abolishing the PICs’ duty to organize such consultation. The annulment case was subsequently resumed with the Belgian Council of State, which was required to follow the interpretation given by the European Court of Justice with respect to the points of EU law. On May 27, 2014, the Belgian Council of State ruled in favor of Proximus and annulled (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. The Belgian Council of State ruling did not annul the 2008 PICs Agreement itself. Proximus may now resume the civil proceedings that are still pending with the Court of Appeal of Antwerp in order to have the 2008 PICs Agreement annulled and claim damages.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

It is possible that Proximus or another third party or public authority will initiate further legal proceedings in an attempt to annul the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($22.3 million). In light of the fact that Proximus has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be annulled, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($85 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. While we expect a decision by the court of first instance during 2015, the resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studios. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,053 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third-party operators (including Proximus), (ii) an obligation to grant third-party operators (except Proximus) access to digital television platforms (including the basic digital video package) at “retail minus,” and (iii) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Proximus).

Telenet submitted draft reference offers regarding the obligations described above in February 2012, and the Belgium Regulatory Authorities published the final decision on September 9, 2013. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network had become operational and can be applied by wireless operator Mobistar SA (Mobistar). In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Proximus submitted a request to Telenet to commence access negotiations. Telenet contests this request and has asked the Belgium Regulatory Authorities to assess the reasonableness of the Proximus request. The timing for a decision regarding this assessment by the Belgium Regulatory Authorities is not known.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic television (basic analog and digital video package) and minus 30% for the bundle of basic television and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic television (basic analog and digital video package) and to minus 23% for the bundle of basic television and broadband internet services. Even though the European Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgium Regulatory Authorities adopted such “retail-minus” tariffs on December 11, 2013. During 2015, the Belgium Regulatory Authorities proposed that the basis for calculating the “retail minus” tariffs will be further reduced, which would lead to significantly lower “retail minus” tariffs. Following consultations regarding such proposals, the draft decision will then be sent for review to the European Commission. A final decision is not expected before September 30, 2015.

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On November 12, 2014, the Brussels Court of Appeal rejected Telenet’s appeal of the July 2011 Decision and accepted Proximus’s claim that Proximus should be allowed access to Telenet’s, among other operators, digital television platform and the resale of bundles of digital video and broadband internet services. Telenet is currently considering the possibility to file an appeal against this decision with the Belgian Supreme Court. Telenet also filed an appeal with the Brussels Court of Appeal against the decision regarding the quantitative aspects of the reference offers. Wireless operator Mobistar also filed an appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is not expected before the end of 2015. There can be no certainty that Telenet’s appeals will be successful.

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
During the fourth quarter of 2014, we, together with our German subsidiaries, entered into agreements with the Appellants pursuant to which the Appellants withdrew the FCO Appeals and, on January 21, 2015, the FCO consented to the withdrawal. On

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

March 15, 2015, the Federal Court of Justice terminated the proceedings, as a result of which the FCO’s clearance decision with respect to our KBW Acquisition became final (without any additional review or conditions). On April 29, 2015, we paid the Appellants an aggregate amount of €183.5 million ($204.7 million), in satisfaction of the provision that we recorded during the fourth quarter of 2014. We consider this matter to be closed.
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

Virgin Media VAT Matters. Virgin Media’s application of the VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £43.3 million ($68.1 million) as of June 30, 2015. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the court’s decision is not expected prior to September 30, 2015.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. This change, which took effect on May 1, 2014, resulted in a $24.0 million decrease to Virgin Media’s revenue during the first half of 2015, as compared to the corresponding period in 2014. Recent correspondence from the U.K. government indicates that it may seek to challenge Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. If such a challenge were to be issued by the U.K. government, Virgin Media could be required to make a payment of the challenged amount in order to make an appeal. Virgin Media currently estimates that the challenged amount could be up to approximately £65 million ($102 million) before any penalties or interest. Any challenge and subsequent appeal would likely be subject to court proceedings that could delay the ultimate resolution of this matter for an extended period of time. No portion of this potential exposure has been accrued by Virgin Media as no claim has been asserted or assessed and the likelihood of loss is not considered to be probable.

Telenet MVNO Matter. Telenet and Mobistar are currently in dispute over amounts payable to Mobistar with respect to certain provisions of Telenet’s MVNO agreement with Mobistar (the Mobistar MVNO Agreement). As part of this dispute, Mobistar initiated legal proceedings against Telenet claiming, among other things, that the migration period after termination or expiration of the Mobistar MVNO Agreement should be shortened from 24 months to six months. Telenet believes it has strong arguments against Mobistar’s claims and intends to defend itself vigorously. We cannot currently predict the outcome of these proceedings; however, in the unlikely event that the migration period is shortened, Telenet’s mobile business could be adversely impacted.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. In this regard, during September 2014, VTR received a tariff proposal from the Chilean regulatory authority that would have retroactive effect to June 2012. The tariff proposal represented a significant reduction in the fixed-line termination rates currently charged by VTR, and VTR continued to recognize fixed-line interconnect revenue at the currently enacted rates. In February 2015, the Chilean regulatory authority revised its tariff

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

proposal and, as this revised proposal was more in line with market rates, VTR recorded a $3.5 million reduction to its revenue during the first quarter of 2015, representing the impact of the revised tariff proposal from June 2012 through January 2015. Final resolution of the tariff-setting process in Chile is expected to occur during the third quarter of 2015. VTR believes that any difference between the revised tariff proposal and the final resolution will not be material.

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

(14)    Segment Reporting

We generally identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our revenue, Adjusted OIBDA (as defined below) or total assets. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth, as appropriate.

Adjusted operating income before depreciation and amortization (Adjusted OIBDA) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, Adjusted OIBDA is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings or loss, cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment Adjusted OIBDA to our loss from continuing operations before income taxes is presented below.

During the fourth quarter of 2014, we began presenting (i) our operating segments in the U.K. and Ireland as one combined reportable segment, (ii) our operating segments in Switzerland and Austria as one combined reportable segment and (iii) our UPC DTH operating segment, as described below, as part of our Central and Eastern Europe reportable segment. These changes were made as a result of internal changes in organizational structures, changes in how these segments are evaluated and monitored by the chief operating decision maker and the integration of certain functions within these reportable segments. During the second quarter of 2015, in anticipation of the issuance of the LiLAC Ordinary Shares, we began presenting our operating segment in Puerto Rico as a separate reportable segment. Previously, (a) our operating segments in the U.K. and Switzerland were each separate reportable segments, (b) our operating segments in Ireland and Austria were combined into one reportable segment, “Other Western Europe,” (c) our UPC DTH operating segment was included in the European Operations Division’s central and other category and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(d) our operating segment in Puerto Rico was included in our corporate and other category. Segment information for all periods presented reflects the above-described changes. We present only the reportable segments of our continuing operations in the tables below.

As of June 30, 2015, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	Chile

•	Puerto Rico

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B and mobile services. At June 30, 2015, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Operations Division. The corporate and other category for the Liberty Global Group includes less significant consolidated operating segments that provide programming and other services. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations. Inter-group eliminations primarily represent the elimination of intercompany transactions between the Liberty Global Group and the LiLAC Group.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,759.6	$1,896.7	$3,471.0	$3,744.2
The Netherlands (a)	683.9	316.3	1,391.3	634.4
Germany	591.0	688.8	1,188.9	1,384.7
Belgium	500.3	582.4	1,003.0	1,156.6
Switzerland/Austria	448.8	476.7	888.1	940.5
Total Western Europe	3,983.6	3,960.9	7,942.3	7,860.4
Central and Eastern Europe	267.2	324.5	535.4	648.4
Central and other	(1.0)	(1.2)	(3.8)	(2.0)
Total European Operations Division	4,249.8	4,284.2	8,473.9	8,506.8
Corporate and other	12.8	17.6	25.6	36.0
Intersegment eliminations (b)	(7.5)	(6.0)	(15.3)	(13.2)
Total Liberty Global Group	4,255.1	4,295.8	8,484.2	8,529.6
LiLAC Group:
Chile	220.8	229.8	429.6	455.1
Puerto Rico (c)	90.6	76.6	169.6	151.3
Total LiLAC Group	311.4	306.4	599.2	606.4
Inter-group eliminations	—	—	—	(0.1)
Total	$4,566.5	$4,602.2	$9,083.4	$9,135.9
______________

(a)	The amounts presented for the 2014 periods exclude the revenue of Ziggo, which was acquired on November 11, 2014.

(b)	Amounts are primarily related to transactions between our European Operations Division and our programming operations.

(c)	The amounts presented for the 2015 periods include the post-acquisition revenue of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$805.6	$829.5	$1,568.9	$1,621.1
The Netherlands (a)	371.0	185.1	738.9	368.4
Germany	366.9	431.0	730.9	860.0
Belgium	260.8	287.9	507.8	590.0
Switzerland/Austria	259.7	277.4	508.5	541.8
Total Western Europe	2,064.0	2,010.9	4,055.0	3,981.3
Central and Eastern Europe	118.4	147.2	236.5	305.4
Central and other	(72.7)	(71.9)	(140.6)	(142.8)
Total European Operations Division	2,109.7	2,086.2	4,150.9	4,143.9
Corporate and other	(52.3)	(59.6)	(104.4)	(105.1)
Intersegment eliminations (b)	—	—	—	4.0
Total Liberty Global Group	2,057.4	2,026.6	4,046.5	4,042.8
LiLAC Group:
LiLAC Division:
Chile	87.6	85.8	163.6	168.5
Puerto Rico (c)	40.8	33.4	74.3	62.7
Total LiLAC Division	128.4	119.2	237.9	231.2
Corporate and other	(0.8)	(0.9)	(2.1)	(1.6)
Total LiLAC Group	127.6	118.3	235.8	229.6
Total	$2,185.0	$2,144.9	$4,282.3	$4,272.4
______________

(a)	The amounts presented for the 2014 periods exclude the Adjusted OIBDA of Ziggo, which was acquired on November 11, 2014.

(b)
The amount for the six months ended June 30, 2014 is related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

(c)	The amounts presented for the 2015 periods include the post-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

The following table provides a reconciliation of total segment Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Total segment Adjusted OIBDA from continuing operations	$2,185.0	$2,144.9	$4,282.3	$4,272.4
Share-based compensation	(56.6)	(54.4)	(128.0)	(109.5)
Depreciation and amortization	(1,477.8)	(1,393.4)	(2,929.2)	(2,770.5)
Impairment, restructuring and other operating items, net	(25.7)	(27.6)	(42.7)	(141.2)
Operating income	624.9	669.5	1,182.4	1,251.2
Interest expense	(600.8)	(641.8)	(1,216.7)	(1,295.3)
Realized and unrealized losses on derivative instruments, net	(679.7)	(328.6)	(61.2)	(705.2)
Foreign currency transaction gains (losses), net	340.4	(36.4)	(695.2)	(57.2)
Realized and unrealized gains due to changes in fair values of certain investments, net	110.8	157.4	262.2	97.2
Losses on debt modification and extinguishment, net	(73.8)	(53.0)	(348.3)	(73.9)
Other income (expense), net	(1.7)	(1.7)	(2.7)	11.6
Loss from continuing operations before income taxes	$(279.9)	$(234.6)	$(879.5)	$(771.6)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
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

	Six months ended June 30,
	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$723.2	$739.6
The Netherlands (a)	251.9	109.4
Germany	268.1	280.8
Belgium	139.9	211.7
Switzerland/Austria	139.3	158.7
Total Western Europe	1,522.4	1,500.2
Central and Eastern Europe	113.3	106.7
Central and other	162.2	135.7
Total European Operations Division	1,797.9	1,742.6
Corporate and other	41.7	3.9
Total Liberty Global Group	1,839.6	1,746.5
LiLAC Group:
Chile	89.6	101.3
Puerto Rico (b)	36.3	33.2
Total LiLAC Group	125.9	134.5
Total property and equipment additions	1,965.5	1,881.0
Assets acquired under capital-related vendor financing arrangements	(675.9)	(401.8)
Assets acquired under capital leases	(74.5)	(89.8)
Changes in current liabilities related to capital expenditures	47.3	12.6
Total capital expenditures	$1,262.4	$1,402.0
______________

(a)	The amount presented for the 2014 period excludes the property and equipment additions of Ziggo, which was acquired on November 11, 2014.

(b)	The amount presented for the 2015 period includes the post-acquisition property and equipment additions of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions
Subscription revenue (a):
Video	$1,607.9	$1,663.5	$3,217.3	$3,305.0
Broadband internet	1,276.7	1,190.6	2,515.9	2,334.5
Fixed-line telephony	801.4	833.0	1,601.1	1,659.4
Cable subscription revenue	3,686.0	3,687.1	7,334.3	7,298.9
Mobile subscription revenue (b)	261.2	273.1	512.9	530.4
Total subscription revenue	3,947.2	3,960.2	7,847.2	7,829.3
B2B revenue (c)	380.5	372.0	754.4	739.0
Other revenue (b) (d)	238.8	270.0	481.8	567.6
Total	$4,566.5	$4,602.2	$9,083.4	$9,135.9
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $53.1 million and $63.0 million during the three months ended June 30, 2015 and 2014, respectively, and $107.5 million and $123.8 million during the six months ended June 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $71.9 million and $55.2 million during the three months ended June 30, 2015 and 2014, respectively, and $138.5 million and $107.2 million during the six months ended June 30, 2015 and 2014, respectively, is included in cable subscription revenue.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K.	$1,662.4	$1,774.6	$3,274.4	$3,502.5
The Netherlands (a)	683.9	316.3	1,391.3	634.4
Germany	591.0	688.8	1,188.9	1,384.7
Belgium	500.3	582.4	1,003.0	1,156.6
Switzerland	357.3	365.3	704.1	718.1
Poland	101.2	121.2	202.2	241.7
Ireland	97.2	122.1	196.6	241.7
Austria	91.5	111.4	184.0	222.4
Hungary	65.2	80.6	130.2	159.3
The Czech Republic	43.8	57.5	88.2	116.3
Romania	38.7	43.5	77.6	87.0
Slovakia	14.8	19.6	30.0	38.8
Other	2.5	0.9	3.4	3.3
Total European Operations Division	4,249.8	4,284.2	8,473.9	8,506.8
Other, including intersegment eliminations	5.3	11.6	10.3	22.8
Total Liberty Global Group	4,255.1	4,295.8	8,484.2	8,529.6
LiLAC Group:
Chile	220.8	229.8	429.6	455.1
Puerto Rico (b)	90.6	76.6	169.6	151.3
Total LiLAC Group	311.4	306.4	599.2	606.4
Inter-group eliminations	—	—	—	(0.1)
Total	$4,566.5	$4,602.2	$9,083.4	$9,135.9
______________

(a)	The amounts presented for the 2014 periods exclude the revenue of Ziggo, which was acquired on November 11, 2014.

(b)	The amounts presented for the 2015 periods include the post-acquisition revenue of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

(15)    Subsequent Event

Telenet Refinancing Transaction

Telenet Finance VI Luxembourg S.C.A. (Telenet Finance VI), a special purpose financing entity that is owned 100% by certain third parties, was created for the primary purposes of facilitating the July 24, 2015 offering of €530.0 million ($591.1 million) principal amount of 4.875% senior secured notes due July 15, 2027 (the Telenet Finance VI Notes). The Telenet Finance VI Notes were issued at 98.885% of par. Telenet Finance VI, which has no material business operations, used the proceeds from the Telenet Finance VI Notes to fund a new additional facility (Telenet Facility AB) under the Telenet Credit Facility.

The net proceeds from Telenet Facility AB will be used to prepay the full principal amount of Telenet Facility M under the Telenet Credit Facility, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance Luxembourg S.C.A. (Telenet Finance) and, in turn Telenet Finance will use such proceeds to fully redeem the €500.0 million ($557.7 million) outstanding principal amount of its 6.375% senior secured notes.

Telenet Finance VI is dependent on payments from Telenet International under Telenet Facility AB of the Telenet Credit Facility in order to service its payment obligations under the Telenet Finance VI Notes. Although Telenet International has no equity or voting interest in Telenet Finance VI, the Telenet Facility AB loan creates a variable interest in Telenet Finance VI for which Telenet International is the primary beneficiary, as contemplated by GAAP. As such, Telenet International and its parent entities, including Telenet and Liberty Global, are required by the provisions of GAAP to consolidate Telenet Finance VI. Accordingly, the amount outstanding under Telenet Facility AB will be eliminated in Liberty Global’s consolidated financial statements.

Pursuant to the respective indenture for the Telenet Finance VI Notes (the Telenet SPE Indenture) and the respective accession agreement for Telenet Facility AB, the call provisions, maturity and applicable interest rate for Telenet Facility AB are the same as those of the related notes. Telenet Finance VI, as a lender under the Telenet Credit Facility, is treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the Telenet SPE Indenture and the applicable security interests over (i) all of the issued shares of Telenet Finance VI and (ii) Telenet Finance VI’s rights under Telenet Facility AB granted to secure the obligations of Telenet Finance VI under Telenet Facility AB, the holders of the Telenet Finance VI Notes are provided indirectly with the benefits, rights, protections and covenants, granted to Telenet Finance VI as a lender under the Telenet Credit Facility.

Telenet Finance VI is prohibited from incurring any additional indebtedness, subject to certain exceptions, under the Telenet SPE Indenture.

Subject to the circumstances described below, the Telenet Finance VI Notes are non-callable until July 15, 2021 (the Telenet SPE Notes Call Date). If, however, at any time prior to the Telenet SPE Notes Call Date, all or a portion of the loan under Telenet Facility AB is voluntarily prepaid (a Telenet Early Redemption Event), then Telenet Finance VI will be required to redeem an aggregate principal amount of the Telenet Finance VI Notes equal to the aggregate principal amount of the loan so prepaid under Telenet Facility AB. In general, the redemption price payable will equal 100% of the principal amount of the Telenet Finance VI Notes to be redeemed and a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the Telenet SPE Notes Call Date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2015
(unaudited)

Upon the occurrence of an Telenet Early Redemption Event on or after the Telenet SPE Notes Call Date, Telenet Finance VI will redeem an aggregate principal amount of the Telenet Finance VI Notes equal to the principal amount of Telenet Facility AB prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts, (as specified in the applicable indenture), if any, to the applicable redemption date, if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Redemption price
Year	Telenet Finance VI Notes

2021	102.438%
2022	101.219%
2023	100.609%
2024 and thereafter	100.000%

Prior to the Telenet SPE Notes Call Date, during each 12-month period commencing on the date on which the Telenet Finance VI Notes were issued, Telenet Finance VI may redeem up to 10% of the principal amount of the Telenet Finance VI Notes at a redemption price of 103% of the principal amount of the relevant Telenet Finance VI Notes plus accrued and unpaid interest up to (but excluding) the redemption date.

If there is a change in control (as specified in the indenture) under the Telenet Credit Facility, Telenet Finance VI must offer to repurchase the Telenet Finance VI Notes at a redemption price of 101%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2014 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2015 and 2014.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2015.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2014 Annual Report on Form 10-K and updated herein in Part II, Item 1A, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have acquired, such as Ziggo and Choice, or may acquire, such as BASE;

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements including the costs and benefits associated with the planned U.K. network extension;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our new equity capital structure following the LiLAC Transaction; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at June 30, 2015 in 14 countries. Through Virgin Media, we provide (i) video, broadband internet and fixed-line telephony services in the U.K. and Ireland and (ii) mobile services in the U.K. Through Ziggo Group Holding, Unitymedia and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands, Germany and Belgium, respectively. Through UPC Holding, we also provide (a) video, broadband internet and fixed-line telephony services in seven other European countries and (b) mobile services in four other European countries. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR. In Puerto Rico, we provide video, broadband internet and fixed-line telephony services through Liberty Puerto Rico.

We have completed a number of transactions that impact the comparability of our 2015 and 2014 results of operations, including the Choice Acquisition on June 3, 2015, the Ziggo Acquisition on November 11, 2014 and a number of less significant acquisitions during 2015 and 2014. For further information regarding our pending and completed acquisitions, see note 3 to our condensed consolidated financial statements.

On July 1, 2015, we completed the LiLAC Transaction, pursuant to which we (i) reclassified our then outstanding Old Liberty Global Ordinary Shares into Liberty Global Ordinary Shares and (ii) distributed LiLAC Ordinary Shares to holders of our Old Liberty Global Ordinary Shares. The Liberty Global Ordinary Shares and the LiLAC Ordinary Shares are intended to reflect or “track” the economic performance of the Liberty Global Group and the LiLAC Group, respectively. For additional information, see note 1 to our condensed consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At June 30, 2015, we owned and operated networks that passed 52,697,300 homes and served 56,336,300 revenue generating units (RGUs), consisting of 24,140,100 video subscribers, 17,657,900 broadband internet subscribers and 14,538,300 fixed-line telephony subscribers. In addition, at June 30, 2015, we served 4,665,800 mobile subscribers.

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

Including the effects of acquisitions, we added a total of 314,100 and 385,700 RGUs during the three and six months ended June 30, 2015, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-

acquisition date changes in RGUs, we added 138,300 and 206,700 RGUs on an organic basis during the three and six months ended June 30, 2015, respectively, as compared to 238,800 and 583,900 RGUs that we added on an organic basis during the corresponding prior year periods. The organic RGU growth during the three and six months ended June 30, 2015 is primarily attributable to the net effect of (i) decreases of 128,000 and 298,100 basic video RGUs, respectively, (ii) increases of 135,600 and 289,500 broadband internet RGUs, respectively, (iii) increases of 102,800 and 186,000 fixed-line telephony RGUs, respectively, and (iv) increases of 29,600 and 36,900 enhanced video RGUs, respectively.

We have initiated our “Liberty 3.0” program, which is an internally designed effort focused on customer centricity and optimizing our operating model and capital. Over time, we expect that the increased focus on our customers will contribute to growth in our RGUs and revenue and our focus on creating a more efficient operating model will allow us to reduce the cost of performing certain functions and allow us to better control costs. This transformation is expected to occur over the next several years. We believe that the successful implementation of Liberty 3.0 will ultimately lead to organic growth rates for revenue and Adjusted OIBDA that are meaningfully higher than our current consolidated organic growth rates. Nevertheless, our ability to achieve these goals is subject to competitive, economic, regulatory and other factors outside of our control and no assurance can be given that we will be successful in delivering growth rates that are meaningfully higher than our current growth rates for revenue and Adjusted OIBDA.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node and advanced digital subscriber line technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in certain of our markets in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU), the more notable of which include:

(i)	organic declines in overall revenue in the Netherlands during the second quarter of 2015, as compared to the second quarter of 2014 and the first quarter of 2015; and

(ii)
organic declines during the second quarter of 2015 in (a) video RGUs in most of our markets, as declines in our basic video RGUs generally exceeded additions to our enhanced video RGUs (including migrations from basic video) in these markets, (b) fixed-line telephony RGUs in the Netherlands, (c) broadband internet RGUs in the Netherlands and (d) total RGUs in the Netherlands.

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
Concerns also exist with respect to the Puerto Rico government’s ability to meet its debt obligations. For example, in the beginning of August 2015, it was reported that the Puerto Rico government failed to make a $58 million bond payment. In response, the Puerto Rico government (i) enacted a new tax law in May 2015 that, among other things, provides for an increase in the sales and use tax rate from 7% to 11.5% effective July 1, 2015 and (ii) is currently contemplating austerity and a number of other measures to improve its solvency. Nevertheless, it remains possible, if not likely, that Puerto Rico will be required to restructure its debt obligations to remain solvent. If the fiscal and economic conditions in Puerto Rico were to worsen as a result of these factors, the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, which in turn could result in declines in Liberty Puerto Rico’s cash flows and financial condition.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended June 30, 2015 was to the euro and British pound sterling as 43.8% and 36.4% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet and Liberty Puerto Rico, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B and mobile services. For detailed information regarding the composition of our reportable segments, including information regarding certain changes to our reportable segments that we made during the fourth quarter of 2014 and the second quarter of 2015, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA, as further discussed in note 14 to our condensed consolidated financial statements, as well as an analysis of Adjusted OIBDA by reportable segment for the three and six months ended June 30, 2015 and 2014. These tables present (i) the amounts reported by each of our reportable segments for the current and comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impact of acquisitions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our reportable segments for the three and six months ended June 30, 2015 and 2014 at the end of this section.

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

Most of our revenue is derived from jurisdictions that administer VAT or similar revenue-based taxes. Any increases in these taxes could have an adverse impact on our ability to maintain or increase our revenue to the extent that we are unable to pass such tax increases on to our customers. In the case of revenue-based taxes for which we are the ultimate taxpayer, we will also experience increases in our operating expenses and corresponding declines in our Adjusted OIBDA and Adjusted OIBDA margins to the extent of any such tax increases.

We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our networks or networks that we access through MVNO or other arrangements. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight in many of our markets. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes, we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our Adjusted OIBDA would be dependent on the call or text messaging patterns that are subject to the changed termination rates. For information regarding an ongoing tariff-setting process in Chile, see note 13 to our condensed consolidated financial statements.

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,759.6	$1,896.7	$(137.1)	(7.2)	3.4
The Netherlands (a)	683.9	316.3	367.6	116.2	(5.6)
Germany	591.0	688.8	(97.8)	(14.2)	6.3
Belgium	500.3	582.4	(82.1)	(14.1)	6.4
Switzerland/Austria	448.8	476.7	(27.9)	(5.9)	2.7
Total Western Europe	3,983.6	3,960.9	22.7	0.6	3.5
Central and Eastern Europe	267.2	324.5	(57.3)	(17.7)	1.4
Central and other	(1.0)	(1.2)	0.2	N.M.	N.M.
Total European Operations Division	4,249.8	4,284.2	(34.4)	(0.8)	3.4
Corporate and other	12.8	17.6	(4.8)	(27.3)	(15.4)
Intersegment eliminations	(7.5)	(6.0)	(1.5)	N.M.	N.M.
Total Liberty Global Group	4,255.1	4,295.8	(40.7)	(0.9)	3.2
LiLAC Group:
Chile	220.8	229.8	(9.0)	(3.9)	7.1
Puerto Rico (b)	90.6	76.6	14.0	18.3	8.6
Total LiLAC Group	311.4	306.4	5.0	1.6	7.5
Total	$4,566.5	$4,602.2	$(35.7)	(0.8)	3.5

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$3,471.0	$3,744.2	$(273.2)	(7.3)	2.9
The Netherlands (a)	1,391.3	634.4	756.9	119.3	(3.7)
Germany	1,188.9	1,384.7	(195.8)	(14.1)	5.4
Belgium	1,003.0	1,156.6	(153.6)	(13.3)	6.5
Switzerland/Austria	888.1	940.5	(52.4)	(5.6)	3.3
Total Western Europe	7,942.3	7,860.4	81.9	1.0	3.4
Central and Eastern Europe	535.4	648.4	(113.0)	(17.4)	1.1
Central and other	(3.8)	(2.0)	(1.8)	N.M.	N.M.
Total European Operations Division	8,473.9	8,506.8	(32.9)	(0.4)	3.2
Corporate and other	25.6	36.0	(10.4)	(28.9)	(17.1)
Intersegment eliminations	(15.3)	(13.2)	(2.1)	N.M.	N.M.
Total Liberty Global Group	8,484.2	8,529.6	(45.4)	(0.5)	3.0
LiLAC Group:
Chile	429.6	455.1	(25.5)	(5.6)	6.0
Puerto Rico (b)	169.6	151.3	18.3	12.1	7.2
Total LiLAC Group	599.2	606.4	(7.2)	(1.2)	6.3
Inter-group eliminations	—	(0.1)	0.1	N.M.	N.M.
Total	$9,083.4	$9,135.9	$(52.5)	(0.6)	3.2
_______________

(a)	The amounts presented for the 2014 periods exclude the revenue of Ziggo, which was acquired on November 11, 2014.

(b)	The amounts presented for the 2015 periods include the post-acquisition revenue of Choice, which was acquired on June 3, 2015.

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

U.K./Ireland. The decreases in U.K./Ireland’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $63.6 million or 3.4% and $108.0 million or 2.9%, respectively, (ii) the impact of acquisitions, (iii) the impact of a disposal and (iv) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$21.4	$—	$21.4	$44.5	$—	$44.5
ARPU (b)	12.0	—	12.0	19.5	—	19.5
Total increase in cable subscription revenue	33.4	—	33.4	64.0	—	64.0
Increase (decrease) in mobile subscription revenue (c)	(2.2)	—	(2.2)	1.5	—	1.5
Total increase in subscription revenue	31.2	—	31.2	65.5	—	65.5
Increase in B2B revenue (d)	—	10.4	10.4	—	18.1	18.1
Increase in other non-subscription revenue (e)	—	22.0	22.0	—	24.4	24.4
Total organic increase	31.2	32.4	63.6	65.5	42.5	108.0
Impact of acquisitions	—	0.8	0.8	0.4	1.6	2.0
Impact of a disposal (f)	—	(15.6)	(15.6)	—	(26.2)	(26.2)
Impact of FX	(153.0)	(32.9)	(185.9)	(294.9)	(62.1)	(357.0)
Total	$(121.8)	$(15.3)	$(137.1)	$(229.0)	$(44.2)	$(273.2)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of broadband internet and fixed-line telephony RGUs that were only partially offset by declines in Ireland in the average numbers of enhanced, basic and multi-channel multi-point (microwave) distribution system video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are due to the net effect of (i) net increases resulting from the following factors: (a) higher ARPU due to February 2015 and February 2014 price increases for broadband internet, digital video and fixed-line telephony services, (b) lower ARPU due to the impact of higher discounts, (c) higher ARPU due to increases in the proportions of subscribers receiving higher-priced tiers of broadband internet services in U.K./Ireland’s bundles, (d) lower ARPU due to lower fixed-line telephony call volumes, (e) lower ARPU resulting from the impact of a January 1, 2015 change in how VAT is applied to certain components of our U.K. operations, which reduced Virgin Media’s revenue by $13.0 million and $25.2 million, respectively, and (f) lower ARPU due to a change in legislation in the U.K. with respect to the charging of VAT, as discussed below, which reduced Virgin Media’s revenue by $6.1 million and $24.0 million, respectively, and (ii) adverse changes in RGU mix in Ireland.

(c)
The changes in mobile subscription revenue relate to Virgin Media and are primarily due to the net effect of (i) increases in the number of customers taking postpaid mobile services, (ii) declines in the number of prepaid mobile customers, (iii) declines of $7.2 million and $10.8 million, respectively, in postpaid mobile services revenue due to the November 2014 introduction of a new mobile program in the U.K. whereby customers can elect to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract (the Freestyle Mobile Proposition), (iv) decreases of $2.7 million and $5.7 million, respectively, related to the above-described change in VAT applicable to certain components of our U.K. operations and (v) declines in chargeable usage as subscribers moved to higher-limit and unlimited usage bundles for voice and short message service (or SMS). Revenue associated with handsets sold under the Freestyle Mobile Proposition is recognized upfront and included in other non-subscription revenue, as noted below. Prior to the Freestyle Mobile Proposition, this revenue, which was contingent upon delivering future airtime services, was recognized over the life of the customer contract as part of the monthly fee and included in subscription revenue.

(d)
The increases in B2B revenue are primarily due to the net effect of (i) increases in data revenue, largely attributable to (a) higher volumes and (b) increases of $6.4 million and $13.0 million, respectively, in the U.K.’s amortization of deferred upfront fees on B2B contracts, and (ii) declines in voice revenue in the U.K., primarily attributable to declines in usage.

(e)
The increases in other non-subscription revenue are primarily due to the net effect of (i) increases in mobile handset sales, primarily attributable to increases of $30.5 million and $51.9 million, respectively, associated with the November 2014 introduction of the Freestyle Mobile Proposition, (ii) decreases in interconnect revenue of $6.2 million and $11.6 million, respectively, primarily due to declines in mobile SMS termination volume, and (iii) decreases in installation revenue of $4.7 million and $10.5 million, respectively. Under the Freestyle Mobile Proposition, Virgin Media generally recognizes the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments.

(f)
Represents the estimated impact of the non-cable subscribers in the U.K. that we sold in the fourth quarter of 2014 (the U.K. Non-Cable Disposal). As of May 31, 2015, substantially all of these non-cable subscribers had been migrated to a third-party.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted Virgin Media and some of its competitors. For additional information regarding a potential challenge from the U.K. government regarding Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation, see note 13 to our condensed consolidated financial statements.

The Netherlands. The increases in the Netherlands’ revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, are primarily due to the Ziggo Acquisition. Due to the size of the Ziggo Acquisition and the resulting impact on the organic growth rates of the Netherlands, the below discussion and analysis of the Netherlands’ revenue is presented on a pro forma basis as if the results of Ziggo were included along with those of UPC Nederland for the three and six months ended June 30, 2014. The pro forma revenue amounts for Ziggo are based on Ziggo’s publicly-reported results for the three and six months ended June 30, 2014, as adjusted to (i) convert Ziggo’s publicly-reported results from International Financial Reporting Standards, as adopted by the EU, to GAAP, (ii) conform Ziggo’s accounting policies to Liberty Global’s accounting policies and (iii) reflect the impact of the acquisition accounting applied to the Ziggo Acquisition. We believe this pro forma revenue analysis provides the most meaningful comparison of the Netherlands’ revenue.

On a pro forma basis, the Netherlands’ revenue decreased $190.0 million or 21.7% and $342.5 million or 19.8% during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. These decreases include (i) pro forma organic decreases of $26.6 million or 3.1% and $26.2 million or 1.5%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Pro forma increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(9.4)	$—	$(9.4)	$(10.9)	$—	$(10.9)
ARPU (b)	(6.3)	—	(6.3)	1.5	—	1.5
Total pro forma decrease in cable subscription revenue	(15.7)	—	(15.7)	(9.4)	—	(9.4)
Pro forma increase in mobile subscription revenue (c)	4.7	—	4.7	9.9	—	9.9
Total pro forma increase (decrease) in subscription revenue	(11.0)	—	(11.0)	0.5	—	0.5
Pro forma decrease in B2B revenue (d)	—	(2.3)	(2.3)	—	(2.7)	(2.7)
Pro forma decrease in other non-subscription revenue (e)	—	(13.3)	(13.3)	—	(24.0)	(24.0)
Total pro forma organic increase (decrease)	(11.0)	(15.6)	(26.6)	0.5	(26.7)	(26.2)
Pro forma impact of FX	(148.1)	(15.3)	(163.4)	(290.3)	(26.0)	(316.3)
Total	$(159.1)	$(30.9)	$(190.0)	$(289.8)	$(52.7)	$(342.5)
_______________

(a)
The pro forma decreases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to declines in the average numbers of basic video and fixed-line telephony RGUs that were only partially offset by increases in the average numbers of broadband internet and, for the six-month comparison, enhanced video RGUs. During the three-month period, the average number of enhanced video RGUs declined on a pro forma basis.

(b)
The pro forma changes in cable subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix and (ii) net decreases primarily resulting from the following factors: (a) lower ARPU due to decreases in fixed-line telephony call volumes, (b) higher ARPU due to the impact of lower discounts, (c) higher ARPU due to the impact of price increases in March 2015 and October 2014, partially offset by the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet and digital video services in the Netherlands’ bundles and (d) lower ARPU from incremental digital video services.

(c)	The pro forma increases in mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(d)	The pro forma decreases in B2B revenue are primarily due to lower revenue from voice services.

(e)
The pro forma decreases in other non-subscription revenue are primarily due to (i) lower revenue due to the impact of a Ziggo parter network agreement that was terminated shortly after the Ziggo Acquisition and (ii) lower revenue from set-top box sales due to an increased emphasis on the rental, as opposed to the sale, of set-top boxes.

Germany. The decreases in Germany’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $43.2 million or 6.3% and $74.9 million or 5.4%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$21.0	$—	$21.0	$46.0	$—	$46.0
ARPU (d)	22.9	—	22.9	43.3	—	43.3
Total increase in cable subscription revenue	43.9	—	43.9	89.3	—	89.3
Decrease in mobile subscription revenue	—	(0.5)	(0.5)	—	—	—
Total increase (decrease) in subscription revenue	43.9	(0.5)	43.4	89.3	—	89.3
Increase in B2B revenue (e)	—	2.9	2.9	—	3.1	3.1
Decrease in other non-subscription revenue (f)	—	(3.1)	(3.1)	—	(17.5)	(17.5)
Total organic increase (decrease)	43.9	(0.7)	43.2	89.3	(14.4)	74.9
Impact of FX	(129.2)	(11.8)	(141.0)	(247.9)	(22.8)	(270.7)
Total	$(85.3)	$(12.5)	$(97.8)	$(158.6)	$(37.2)	$(195.8)
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of June 30, 2015, bulk agreements covering approximately 35% of the video subscribers that Germany serves through these agreements expire by the end of 2016 or are terminable on 30-days notice. During the three months ended June 30, 2015, Germany’s 20 largest bulk agreement accounts generated approximately 8% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all.

(b)
Other non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2015 through 2018. The aggregate amount of revenue related to these carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended June 30, 2015. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited through 2016 by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs that were only partially offset by declines in the average number of basic video RGUs.

(d)
The increases in cable subscription revenue related to changes in ARPU are due to (i) net increases primarily resulting from the following factors: (a) higher ARPU due to the impact of price increases in February 2015, November 2014 and September 2014 for broadband internet and video services, partially offset by increases in the proportions of subscribers receiving lower-priced tiers of services in Germany’s bundles, (b) lower ARPU from incremental digital video services, (c) lower ARPU from basic video services, primarily due to the net effect of (1) higher proportions of customers receiving discounted basic video services through certain bulk agreements and (2) higher rates, and (d) higher ARPU from fixed-

line telephony services due to the net effect of (I) increases in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (II) decreases in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (ii) improvements in RGU mix. The net increases in cable subscription revenue related to changes in ARPU also include the negative impact of higher bundling and promotional discounts.

(e)	The increases in B2B revenue are primarily due to higher revenue from data and voice services.

(f)
The decreases in other non-subscription revenue are due to (i) decreases in interconnect revenue of $1.4 million and $2.5 million, respectively, and (ii) net decreases resulting from individually insignificant changes in other non-subscription revenue categories. In addition, the decrease for the six-month comparison includes the unfavorable impact of $11.9 million of nonrecurring network usage revenue recorded during the first quarter of 2014 that was related to the settlement of prior period amounts.

Belgium. The decreases in Belgium’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $37.3 million or 6.4% and $74.7 million or 6.5%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$10.4	$—	$10.4	$22.3	$—	$22.3
ARPU (b)	5.0	—	5.0	16.0	—	16.0
Total increase in cable subscription revenue	15.4	—	15.4	38.3	—	38.3
Increase in mobile subscription revenue (c)	9.9	—	9.9	18.2	—	18.2
Total increase in subscription revenue	25.3	—	25.3	56.5	—	56.5
Increase in B2B revenue (d)	—	6.3	6.3	—	10.0	10.0
Increase in other non-subscription revenue (e)	—	5.7	5.7	—	8.2	8.2
Total organic increase	25.3	12.0	37.3	56.5	18.2	74.7
Impact of FX	(99.8)	(19.6)	(119.4)	(192.9)	(35.4)	(228.3)
Total	$(74.5)	$(7.6)	$(82.1)	$(136.4)	$(17.2)	$(153.6)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs that were only partially offset by declines in the average number of basic video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are due to (i) net increases primarily resulting from the following factors: (a) higher ARPU due to (1) the impact of increases in the proportions of subscribers receiving higher-priced tiers of service in Belgium’s current bundles and migrations to higher-priced bundle offerings and (2) February 2015 price increases for certain existing broadband internet, video and fixed-line telephony services and (b) lower ARPU due to the impact of higher bundling and promotional discounts and (ii) improvements in RGU mix.

(c)
The increases in mobile subscription revenue are primarily due to the net effect of (i) increases in the average number of mobile subscribers and (ii) lower ARPU primarily due to reductions in billable usage.

(d)	The increases in B2B revenue are primarily due to higher revenue from (i) information technology security services and related equipment sales and (ii) broadband internet services.

(e)
The increases in other non-subscription revenue are primarily due to the net effect of (i) increases in interconnect revenue of $2.7 million and $6.7 million, respectively, primarily attributable to the net effect of (a) growth in mobile customers and (b) lower SMS usage, (ii) decreases in set-top box sales of $2.1 million and $2.8 million, respectively, primarily due to a digital cable migration completed during the third quarter of 2014, and (iii) increases in mobile handset sales of $3.0 million and $2.5 million, respectively. The increases in Belgium’s mobile handset sales, which typically generate relatively low margins, are primarily due to increases in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

Switzerland/Austria. The decreases in Switzerland/Austria’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $12.9 million or 2.7% and $30.6 million or 3.3%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$3.4	$—	$3.4	$8.7	$—	$8.7
ARPU (b)	4.2	—	4.2	10.7	—	10.7
Total increase in cable subscription revenue	7.6	—	7.6	19.4	—	19.4
Increase in mobile subscription revenue (c)	2.1	—	2.1	3.5	—	3.5
Total increase in subscription revenue	9.7	—	9.7	22.9	—	22.9
Increase in B2B revenue (d)	—	2.3	2.3	—	6.0	6.0
Increase in other non-subscription revenue	—	0.9	0.9	—	1.7	1.7
Total organic increase	9.7	3.2	12.9	22.9	7.7	30.6
Impact of an acquisition	1.9	(0.1)	1.8	3.9	(0.3)	3.6
Impact of FX	(34.9)	(7.7)	(42.6)	(70.9)	(15.7)	(86.6)
Total	$(23.3)	$(4.6)	$(27.9)	$(44.1)	$(8.3)	$(52.4)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs that were largely offset by declines in the average number of basic video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are primarily due to increases in Switzerland, as Austria’s ARPU increased only slightly. The increases in ARPU in Switzerland are due to (i) improvements in RGU mix and (ii) net increases primarily resulting from the following factors: (a) higher ARPU due to price increases in March 2015, January 2015 and, for the six-month comparison, April 2014 for certain broadband internet, video and fixed-line telephony services, (b) lower ARPU due to the impact of increases in the proportion of subscribers receiving lower-priced tiers of broadband internet services in Switzerland’s bundles, (c) lower ARPU due to the impact of higher bundling discounts and (d) lower ARPU due to decreases in fixed-line telephony call volumes. The increases in ARPU in Austria are primarily due to the net effect of (1) higher ARPU due to January 2015 price increases for video and broadband internet services and (2) lower ARPU due to the impact of higher bundling discounts.

(c)
The increases in mobile subscription revenue are primarily due to increases in the average number of mobile subscribers in Switzerland. Switzerland’s mobile services were launched during the second quarter of 2014.

(d)	The increases in B2B revenue are primarily due to higher revenue from voice and data services in Switzerland.

Central and Eastern Europe. The decreases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $4.5 million or 1.4% and $7.0 million or 1.1%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$8.2	$—	$8.2	$16.6	$—	$16.6
ARPU (b)	(5.8)	—	(5.8)	(12.1)	—	(12.1)
Total increase in cable subscription revenue	2.4	—	2.4	4.5	—	4.5
Increase in mobile subscription revenue	0.3	—	0.3	0.4	—	0.4
Total increase in subscription revenue	2.7	—	2.7	4.9	—	4.9
Increase in B2B revenue (c)	—	1.2	1.2	—	3.2	3.2
Increase (decrease) in other non-subscription revenue	—	0.6	0.6	—	(1.1)	(1.1)
Total organic increase	2.7	1.8	4.5	4.9	2.1	7.0
Impact of FX	(56.2)	(5.6)	(61.8)	(109.6)	(10.4)	(120.0)
Total	$(53.5)	$(3.8)	$(57.3)	$(104.7)	$(8.3)	$(113.0)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average numbers of enhanced video, broadband internet and fixed-line telephony RGUs in Poland, Romania, Hungary and Slovakia, (ii) declines in the average number of basic video RGUs in Poland, Romania, Hungary and Slovakia, (iii) declines in the average numbers of fixed-line telephony and enhanced video RGUs in the Czech Republic and (iv) increases in the average number of RGUs at UPC DTH.

(b)
The decreases in cable subscription revenue related to changes in ARPU are due to the net effect of (i) net decreases primarily resulting from the following factors: (a) lower ARPU due to the impact of higher bundling discounts, primarily in Hungary, Poland and Romania, and (b) lower ARPU resulting from the impact of a January 1, 2015 change in how VAT is calculated for UPC DTH’s operations in Hungary, the Czech Republic and Slovakia, which reduced UPC DTH’s revenue by $4.3 million and $8.5 million, respectively, and (ii) improvements in RGU mix.

(c)	The increases in B2B revenue are primarily due to higher revenue from voice services in Poland.

Chile. The decreases in Chile’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $16.3 million or 7.1% and $27.0 million or 6.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.4	$—	$5.4	$11.2	$—	$11.2
ARPU (b)	5.8	—	5.8	8.2	—	8.2
Total increase in cable subscription revenue	11.2	—	11.2	19.4	—	19.4
Increase in mobile subscription revenue (c)	4.6	—	4.6	8.9	—	8.9
Total increase in subscription revenue	15.8	—	15.8	28.3	—	28.3
Increase (decrease) in non-subscription revenue (d)	—	0.5	0.5	—	(1.3)	(1.3)
Total organic increase (decrease)	15.8	0.5	16.3	28.3	(1.3)	27.0
Impact of FX	(23.4)	(1.9)	(25.3)	(49.6)	(2.9)	(52.5)
Total	$(7.6)	$(1.4)	$(9.0)	$(21.3)	$(4.2)	$(25.5)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet and enhanced video RGUs that were only partially offset by declines in the average number of basic video and fixed-line telephony RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are due to (i) net increases resulting from the following factors: (a) lower ARPU due to the impact of higher promotional and bundling discounts, (b) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (c) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and fixed-line telephony services in Chile’s bundles, (d) higher ARPU from incremental digital video services and (e) for the six-month comparison, lower fixed-line telephony ARPU resulting from a $2.5 million adjustment recorded during the first quarter of 2015 to reflect the retroactive application of a proposed tariff on ancillary services provided directly to customers from July 2013 through February 2014 and (ii) improvements in RGU mix.

(c)
The increases in mobile subscription revenue are attributable to increases in (i) the average number of postpaid subscribers, which more than offset decreases in the average number of prepaid subscribers, and (ii) mobile ARPU, primarily due to higher proportions of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

(d)
The changes in non-subscription revenue are primarily due to the net effect of (i) decreases in interconnect revenue and (ii) increases in installation revenue. The decreases in interconnect revenue include the impact of a proposed tariff reduction on fixed-line termination rates and, for the six-month comparison, a $1.4 million adjustment recorded during the first quarter of 2015 to reflect the retroactive application of this tariff reduction for the period from June 2012 through December 2014.

For information regarding the proposed tariff discussed in (b) and (d) above, see note 13 to our condensed consolidated financial statements.

Puerto Rico. The increases in Puerto Rico’s revenue during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $6.6 million or 8.6% and $10.9 million or 7.2%, respectively, and (ii) the impact of the Choice Acquisition, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.8	$—	$5.8	$12.1	$—	$12.1
ARPU (b)	(0.5)	—	(0.5)	(3.7)	—	(3.7)
Total increase in cable subscription revenue	5.3	—	5.3	8.4	—	8.4
Increase in B2B revenue	—	0.6	0.6	—	1.3	1.3
Increase in other non-subscription revenue	—	0.7	0.7	—	1.2	1.2
Total organic increase	5.3	1.3	6.6	8.4	2.5	10.9
Impact of the Choice Acquisition	6.7	0.7	7.4	6.7	0.7	7.4
Total	$12.0	$2.0	$14.0	$15.1	$3.2	$18.3
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs.

(b)
The decreases in cable subscription revenue related to changes in ARPU are due to the net effect of (i) adverse changes in RGU mix and (ii) a net increase for the three-month comparison and a net decrease for the six-month comparison resulting from the following factors: (a) lower ARPU due to the impact of bundling discounts, (b) higher ARPU due to the impact of price increases in March 2015 for digital video and broadband internet services and (c) for the six-month comparison, lower ARPU due to an increase in the proportion of subscribers receiving lower-priced tiers of digital video and broadband internet services in Puerto Rico’s bundles.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$724.1	$813.4	$(89.3)	(11.0)	(0.1)
The Netherlands (a)	218.7	90.5	128.2	141.7	5.7
Germany	135.3	158.3	(23.0)	(14.5)	6.0
Belgium	185.5	228.6	(43.1)	(18.9)	0.5
Switzerland/Austria	125.7	135.3	(9.6)	(7.1)	2.1
Total Western Europe	1,389.3	1,426.1	(36.8)	(2.6)	1.3
Central and Eastern Europe	107.6	131.3	(23.7)	(18.1)	0.8
Central and other	23.9	14.4	9.5	66.0	104.8
Total European Operations Division	1,520.8	1,571.8	(51.0)	(3.2)	2.2
Corporate and other	13.6	16.3	(2.7)	(16.6)	1.6
Intersegment eliminations	(7.7)	(7.5)	(0.2)	N.M.	N.M.
Total Liberty Global Group	1,526.7	1,580.6	(53.9)	(3.4)	2.1
LiLAC Group:
Chile	96.7	102.0	(5.3)	(5.2)	5.4
Puerto Rico (b)	39.7	33.0	6.7	20.3	10.0
Total LiLAC Group	136.4	135.0	1.4	1.0	6.7
Total operating expenses excluding share-based compensation expense	1,663.1	1,715.6	(52.5)	(3.1)	2.4
Share-based compensation expense	1.4	3.6	(2.2)	(61.1)
Total	$1,664.5	$1,719.2	$(54.7)	(3.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,448.5	$1,630.7	$(182.2)	(11.2)	(0.8)
The Netherlands (a)	444.3	186.6	257.7	138.1	8.7
Germany	279.6	320.3	(40.7)	(12.7)	7.1
Belgium	389.0	435.1	(46.1)	(10.6)	9.5
Switzerland/Austria	250.7	270.6	(19.9)	(7.4)	1.9
Total Western Europe	2,812.1	2,843.3	(31.2)	(1.1)	2.6
Central and Eastern Europe	217.5	254.4	(36.9)	(14.5)	4.6
Central and other	41.8	30.7	11.1	36.2	68.2
Total European Operations Division	3,071.4	3,128.4	(57.0)	(1.8)	3.4
Corporate and other	27.5	32.1	(4.6)	(14.3)	4.8
Intersegment eliminations	(15.8)	(18.1)	2.3	N.M.	N.M.
Total Liberty Global Group	3,083.1	3,142.4	(59.3)	(1.9)	3.4
LiLAC Group:
Chile	189.9	203.4	(13.5)	(6.6)	4.7
Puerto Rico (b)	75.3	67.4	7.9	11.7	6.7
Total LiLAC Group	265.2	270.8	(5.6)	(2.1)	5.2
Inter-group eliminations	—	(0.1)	0.1	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	3,348.3	3,413.1	(64.8)	(1.9)	3.5
Share-based compensation expense	2.1	4.9	(2.8)	(57.1)
Total	$3,350.4	$3,418.0	$(67.6)	(2.0)
_______________

(a)	The amounts presented for the 2014 periods exclude the operating expenses of Ziggo, which was acquired on November 11, 2014.

(b)	The amounts presented for the 2015 periods include the post-acquisition operating expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) decreased $51.0 million or 3.2% and $57.0 million or 1.8% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases include (i) increases of $163.8 million and $323.9 million, respectively, attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions and (ii) decreases of $12.4 million and $20.9 million, respectively, attributable to the U.K. Non-Cable Disposal. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, the European Operations Division’s operating expenses increased $34.4 million or 2.2% and $105.2 million or 3.4%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $44.5 million or 9.1% and $97.6 million or 10.1%, respectively, primarily due to increases in U.K./Ireland related to higher costs for certain premium and basic content and, to a much lesser extent, increases in Germany and Switzerland/Austria due to growth in the numbers of enhanced video subscribers and higher costs for certain premium content. The increases in programming and copyright costs also include the net impacts of certain nonrecurring adjustments of $11.6 million and $29.6 million, respectively, related to the settlement or reassessment of operational contingencies. The nonrecurring adjustments recorded during 2015 resulted in lower costs of $2.6 million in Switzerland/Austria, $2.5 million in Belgium and $1.7 million in U.K./Ireland during the first quarter of 2015. The nonrecurring adjustments recorded during 2014 resulted in lower costs of (i) $17.5 million in Belgium and $7.3 million in Poland during the first quarter of 2014 and (ii) $11.6 million in U.K./Ireland during the second quarter of 2014. As a result of a new programming contract signed by Virgin Media, we anticipate that, beginning on August 1, 2015, Virgin Media will experience a meaningful increase in its programming costs. While Virgin Media expects to be able to pass on a substantial portion of this cost increase to its subscribers through a recently-announced rate increase that will become effective in September 2015, no assurance can be given that this will be the case;

•
Decreases in network-related expenses of $20.1 million or 9.6% and $42.1 million or 9.7%, respectively, due in part to the impact of a reduction in local authority charges for certain elements of network infrastructure in the U.K. resulting in (i) non-recurring benefits during the first and second quarters of 2015 of $8.9 million and $11.8 million, respectively, and (ii) recurring benefits of $6.0 million and $6.7 million during the first and second quarters of 2015, respectively, arising from successful appeals during the last half of 2014 and the first half of 2015. The decreases in network-related expenses also include (a) a $5.0 million non-recurring decrease for each comparison associated with the reassessment of an accrual in U.K./Ireland during the second quarter of 2015, (b) lower outsourced labor costs associated with customer-facing activities in U.K./Ireland, (c) increases in network maintenance costs, primarily in the European Operations Division’s central operations, and (d) increases in third-party costs incurred in the Netherlands of $1.0 million and $3.0 million, respectively, related to the harmonization of the Ziggo and UPC Nederland networks following the Ziggo Acquisition. In addition, the decrease for the six-month comparison includes (1) a decrease in network and customer premises equipment maintenance costs, primarily in Belgium, and (2) a $1.8 million decrease due to the impact of an accrual release in the first quarter of 2015 associated with the reassessment of an operational contingency in U.K./Ireland;

•
Increases in outsourced labor and professional fees of $7.4 million or 8.4% and $31.4 million or 17.3%, respectively, due to the net effect of (i) higher call center costs in the Netherlands and Belgium, (ii) higher consulting costs, primarily in Belgium and Germany, and (iii) for the three-month comparison, lower call center costs in U.K./Ireland and Germany. The higher call center costs in the Netherlands represent third-party costs that are primarily related to network and product harmonization activities following the Ziggo Acquisition that, together with certain other third-party customer care costs, accounted for increases of $4.0 million and $16.4 million, respectively;

•
Increases in mobile handset costs of $10.3 million and $21.4 million, respectively, largely due to the net impact of (i) increases in the proportion of higher value handsets sold in U.K./Ireland, due in part to the Freestyle Mobile Proposition, (ii) decreases in costs as a result of continued growth of subscriber identification module or “SIM”-only contracts in U.K./Ireland and (iii) increases in mobile handset sales to third-party retailers, primarily in Switzerland/Austria. In addition, the increase for the six-month comparison includes higher costs associated with subscriber promotions involving free or heavily-discounted handsets in Belgium;

•
Increases in information technology-related expenses of $8.6 million and $14.6 million, respectively, due to higher software and other information technology-related service and maintenance costs in U.K./Ireland and the European Operations Division’s central operations;

•
An increase (decrease) in bad debt and collection expense of $1.9 million or 5.6% and ($4.2 million) or (5.6%), respectively, primarily due to (i) decreases in U.K./Ireland and Poland and (ii) for the three-month comparison, increases in the Netherlands, Belgium and Germany;

•
An increase (decrease) in mobile access and interconnect costs of ($8.1 million) or (3.2%) and $4.1 million or 0.8%, respectively, primarily due to the net effect of (i) increased costs in U.K./Ireland and Belgium attributable to mobile subscriber growth, (ii) lower fixed-line telephony call volumes in U.K./Ireland and, to a lesser extent, the Netherlands and (iii) for the six-month comparison, a $2.7 million increase in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency. In addition, the decrease for the three-month comparison includes a decline resulting from lower rates in U.K./Ireland; and

•	A decrease of $3.5 million during each period due to an accrual release recorded in U.K./Ireland during the second quarter of 2015 related to the settlement of an operational contingency.

LiLAC Group. The LiLAC Group’s operating expenses (exclusive of share-based compensation expense) increased (decreased) $1.4 million or 1.0% and ($5.6 million) or (2.1%) during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes include an increase of $3.4 million during each period attributable to the impact of the Choice Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Group’s operating expenses increased $9.0 million or 6.7% and $14.2 million or 5.2%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $7.0 million or 12.0% and $11.8 million or 10.0%, respectively, primarily associated with (i) increases in Chile and, to a lesser extent, Puerto Rico, due to growth in the numbers of enhanced video subscribers and, in the case of Puerto Rico, increased costs for certain content and (ii) increases of $1.0 million and $2.2 million, respectively, arising from foreign currency exchange rate fluctuations with respect to Chile’s U.S. dollar denominated programming contracts. During the three and six months ended June 30, 2015, $15.9 million or 44.5% and $25.5 million or 36.7%, respectively, of Chile’s programming costs were denominated in U.S. dollars;

•
Decreases in personnel costs of $2.0 million or 13.4% and $3.4 million or 11.2%, respectively, largely due to (i) lower incentive compensation costs in Chile and (ii) decreased costs related to higher proportions of capitalizable activities in Chile;

•	Increases in outsourced labor and professional fees of $0.6 million or 7.7% and $2.0 million or 12.7%, respectively, primarily due to higher call center costs in Chile; and

•
Increases in mobile access and interconnect costs of $1.2 million or 6.4% and $1.5 million or 4.1%, respectively, primarily attributable to the net effect of (i) decreases of $0.8 million and $3.2 million, respectively, in mobile access charges in Chile due to a February 2015 tariff decline that was retroactive to May 2014, including decreases of $0.7 million and $2.5 million, respectively, related to 2014 access charges, (ii) increases in Chile related to (a) higher roaming costs due to the impact of increased volumes and (b) higher interconnect costs resulting from increased rates and call volumes and (iii) increases in Puerto Rico related to additional capacity agreements with third-party internet providers.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$229.9	$253.8	$(23.9)	(9.4)	0.2
The Netherlands (a)	94.2	40.7	53.5	131.4	(11.3)
Germany	88.8	99.5	(10.7)	(10.8)	10.6
Belgium	54.0	65.9	(11.9)	(18.1)	1.5
Switzerland/Austria	63.4	64.0	(0.6)	(0.9)	8.7
Total Western Europe	530.3	523.9	6.4	1.2	2.5
Central and Eastern Europe	41.2	46.0	(4.8)	(10.4)	9.8
Central and other	47.8	56.3	(8.5)	(15.1)	10.2
Total European Operations Division	619.3	626.2	(6.9)	(1.1)	3.7
Corporate and other	51.5	60.9	(9.4)	(15.4)	(9.1)
Intersegment eliminations	0.2	1.5	(1.3)	N.M.	N.M.
Total Liberty Global Group	671.0	688.6	(17.6)	(2.6)	2.4
LiLAC Group:
LiLAC Division:
Chile	36.5	42.0	(5.5)	(13.1)	(3.1)
Puerto Rico (b)	10.1	10.2	(0.1)	(1.0)	(11.3)
Total LiLAC Division	46.6	52.2	(5.6)	(10.7)	(4.3)
Corporate and other	0.8	0.9	(0.1)	(11.1)	(11.1)
Total LiLAC Group	47.4	53.1	(5.7)	(10.7)	(4.4)
Total SG&A expenses excluding share-based compensation expense	718.4	741.7	(23.3)	(3.1)	1.9
Share-based compensation expense	55.2	50.8	4.4	8.7
Total	$773.6	$792.5	$(18.9)	(2.4)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$453.6	$492.4	$(38.8)	(7.9)	1.6
The Netherlands (a)	208.1	79.4	128.7	162.1	9.0
Germany	178.4	204.4	(26.0)	(12.7)	7.2
Belgium	106.2	131.5	(25.3)	(19.2)	(0.9)
Switzerland/Austria	128.9	128.1	0.8	0.6	10.7
Total Western Europe	1,075.2	1,035.8	39.4	3.8	4.1
Central and Eastern Europe	81.4	88.6	(7.2)	(8.1)	12.4
Central and other	95.0	110.1	(15.1)	(13.7)	11.9
Total European Operations Division	1,251.6	1,234.5	17.1	1.4	5.4
Corporate and other	102.5	109.0	(6.5)	(6.0)	1.4
Intersegment eliminations	0.5	0.9	(0.4)	N.M.	N.M.
Total Liberty Global Group	1,354.6	1,344.4	10.2	0.8	5.0
LiLAC Group:
LiLAC Division:
Chile	76.1	83.2	(7.1)	(8.5)	3.0
Puerto Rico (b)	20.0	21.2	(1.2)	(5.7)	(10.6)
Total LiLAC Division	96.1	104.4	(8.3)	(8.0)	0.1
Corporate and other	2.1	1.6	0.5	31.3	31.3
Total LiLAC Group	98.2	106.0	(7.8)	(7.4)	0.6
Total SG&A expenses excluding share-based compensation expense	1,452.8	1,450.4	2.4	0.2	4.7
Share-based compensation expense	125.9	104.6	21.3	20.4
Total	$1,578.7	$1,555.0	$23.7	1.5
_______________

(a)	The amounts presented for the 2014 periods exclude the SG&A expenses of Ziggo, which was acquired on November 11, 2014.

(b)	The amounts presented for the 2015 periods include the post-acquisition SG&A expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased (decreased) ($6.9 million) or (1.1%) and $17.1 million or 1.4%, respectively, during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. This increase (decrease) includes increases of $80.9 million and $169.4 million, respectively, attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $23.3 million or 3.7% and $66.4 million or 5.4%, respectively. These increases includes the following factors:

•
Increases in sales and marketing costs of $12.7 million or 5.8% and $22.5 million or 5.2%, respectively, primarily due to (i) higher costs associated with advertising campaigns in Switzerland/Austria, Belgium, U.K./Ireland and Hungary, (ii) higher third-party sales commissions, as increases in Germany more than offset declines in U.K./Ireland, and (iii) higher third-party costs in the Netherlands of $3.4 million and $4.9 million, respectively, related to rebranding activities following the Ziggo Acquisition;

•
Increases in outsourced labor and professional fees of $8.9 million and 24.3% and $15.1 million or 21.8%, respectively, primarily due to the net effect of (i) increased consulting costs associated with scale initiatives in the areas of information technology and finance, primarily in the European Operations Division’s central operations, (ii) decreased consulting costs related to strategic initiatives in Germany, (iii) increased consulting costs related to integration activities in the Netherlands of $1.2 million and $2.8 million, respectively, and (iv) decreased legal costs in U.K./Ireland;

•
A decrease of $10.4 million during each period due to an accrual release recorded during the second quarter of 2015 related to the resolution of a contingency associated with universal service obligations in Belgium;

•
An increase (decrease) in personnel costs of ($1.8 million) or (0.7%) and $10.2 million or 2.0%, respectively, primarily due to the net effect of (i) annual wage increases, primarily in U.K./Ireland, (ii) increased staffing levels, primarily in Switzerland/Austria and Germany, (iii) higher incentive compensation costs, primarily in Germany and, for the six-month comparison, the European Operations Division’s central operations and Belgium, (iv) lower incentive compensation costs, primarily in U.K./Ireland and the Netherlands, and (v) higher temporary personnel costs in the Netherlands of $0.5 million and $1.6 million, respectively, related to integration activities in connection with the Ziggo Acquisition;

•
Increases in information technology-related expenses of $5.6 million or 14.3% and $9.2 million or 12.4%, respectively, primarily due to the net effect of (i) higher software and other information technology-related maintenance costs, primarily in Germany, U.K./Ireland and the European Operations Division’s central operations, and (ii) for the six-month comparison, a $2.1 million decrease associated with the reassessment of an accrual in Belgium during the first quarter of 2015;

•	Increases in facilities expenses of $2.5 million or 5.0% and $3.9 million or 4.0%, respectively, primarily due to higher rent for office and retail space in Switzerland/Austria; and

•	Net increases resulting from individually insignificant changes in other SG&A categories.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $5.6 million or 10.7% and $8.3 million or 8.0% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes include an increase of $1.1 million during each period attributable to the impact of the Choice Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Division’s SG&A expenses increased (decreased) ($2.2 million) or (4.3%) and $0.2 million or 0.1%, respectively. This increase (decrease) includes the following factors:

•
An increase (decrease) in sales and marketing costs of ($0.8 million) or (5.2%) and $2.6 million or 8.0%, respectively, primarily due to the net effect of (i) a decrease for the three-month comparison and an increase for the six-month comparison in advertising costs in Chile and (ii) higher third-party sales commissions in Chile;

•
An increase (decrease) in personnel costs of $0.3 million or 1.5% and ($1.1 million) or (3.2%), respectively. The net decrease for the six-month comparison is primarily due to lower severance and incentive compensation costs in Chile. In addition, individually insignificant changes in various other personnel cost categories impacted both periods;

•
Decreases of $1.4 million and $0.8 million due to lower costs associated with the national gross receipts tax implemented in Puerto Rico in July 2014. Liberty Puerto Rico recorded the $0.8 million impact of this tax for the first six months of 2014 during the second quarter of 2014, as the tax had retroactive effect to January 1, 2014. During the second quarter of 2015, Liberty Puerto Rico reversed the $0.6 million impact of this tax that was recorded during the first quarter of 2015 after it was determined that the tax would not be continued beyond 2014; and

•
Decreases in outsourced labor and professional fees of $0.3 million or 9.2% and $0.5 million or 8.0%, respectively. The decrease for the six-month comparison is primarily due to the net effect of (i) lower fees associated with legal proceedings in Puerto Rico and (ii) an increase in consulting costs in Chile.

Adjusted OIBDA of our Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total segment Adjusted OIBDA to our loss from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$805.6	$829.5	$(23.9)	(2.9)	7.7
The Netherlands (a)	371.0	185.1	185.9	100.4	(9.9)
Germany	366.9	431.0	(64.1)	(14.9)	5.4
Belgium	260.8	287.9	(27.1)	(9.4)	12.2
Switzerland/Austria	259.7	277.4	(17.7)	(6.4)	1.7
Total Western Europe	2,064.0	2,010.9	53.1	2.6	5.4
Central and Eastern Europe	118.4	147.2	(28.8)	(19.6)	(0.8)
Central and other	(72.7)	(71.9)	(0.8)	(1.1)	(24.2)
Total European Operations Division	2,109.7	2,086.2	23.5	1.1	4.3
Corporate and other	(52.3)	(59.6)	7.3	12.2	4.9
Total Liberty Global Group	2,057.4	2,026.6	30.8	1.5	4.6
LiLAC Group:
LiLAC Division:
Chile	87.6	85.8	1.8	2.1	13.9
Puerto Rico (b)	40.8	33.4	7.4	22.2	13.3
Total LiLAC Division	128.4	119.2	9.2	7.7	13.7
Corporate and other	(0.8)	(0.9)	0.1	11.1	11.1
Total LiLAC Group	127.6	118.3	9.3	7.9	13.9
Total	$2,185.0	$2,144.9	$40.1	1.9	5.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,568.9	$1,621.1	$(52.2)	(3.2)	7.0
The Netherlands (a)	738.9	368.4	370.5	100.6	(12.8)
Germany	730.9	860.0	(129.1)	(15.0)	4.4
Belgium	507.8	590.0	(82.2)	(13.9)	5.8
Switzerland/Austria	508.5	541.8	(33.3)	(6.1)	2.2
Total Western Europe	4,055.0	3,981.3	73.7	1.9	3.8
Central and Eastern Europe	236.5	305.4	(68.9)	(22.6)	(5.1)
Central and other	(140.6)	(142.8)	2.2	1.5	(21.5)
Total European Operations Division	4,150.9	4,143.9	7.0	0.2	2.5
Corporate and other	(104.4)	(105.1)	0.7	0.7	(9.0)
Intersegment eliminations	—	4.0	(4.0)	N.M.	N.M.
Total Liberty Global Group	4,046.5	4,042.8	3.7	0.1	2.2
LiLAC Group:
LiLAC Division:
Chile	163.6	168.5	(4.9)	(2.9)	8.9
Puerto Rico (b)	74.3	62.7	11.6	18.5	13.8
Total LiLAC Division	237.9	231.2	6.7	2.9	10.3
Corporate and other	(2.1)	(1.6)	(0.5)	(31.3)	(31.3)
Total LiLAC Group	235.8	229.6	6.2	2.7	10.1
Total	$4,282.3	$4,272.4	$9.9	0.2	2.7
_______________

(a)	The amounts presented for the 2014 periods exclude the Adjusted OIBDA of Ziggo, which was acquired on November 11, 2014.

(b)	The amounts presented for the 2015 periods include the post-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	%
Liberty Global Group:
European Operations Division:
U.K./Ireland	45.8	43.7	45.2	43.3
The Netherlands	54.2	58.5	53.1	58.1
Germany	62.1	62.6	61.5	62.1
Belgium	52.1	49.4	50.6	51.0
Switzerland/Austria	57.9	58.2	57.3	57.6
Total Western Europe	51.8	50.8	51.1	50.7
Central and Eastern Europe	44.3	45.4	44.2	47.1
Total European Operations Division	49.6	48.7	49.0	48.7
LiLAC Group:
LiLAC Division:
Chile	39.7	37.3	38.1	37.0
Puerto Rico	45.0	43.6	43.8	41.4
Total LiLAC Division	41.2	38.9	39.7	38.1

With the exception of U.K./Ireland and, during the three-month period, Belgium, the Adjusted OIBDA margins of the European Operations Division’s reportable segments decreased or remained relatively unchanged during the three and six months ended June 30, 2015 as compared to the corresponding periods in 2014. The increases in the Adjusted OIBDA margin of U.K./Ireland include the impacts of organic growth in revenue and organic decreases in U.K./Ireland’s combined operating and SG&A expenses. These fluctuations include the impacts on U.K./Ireland's expenses of synergies realized as a result of reorganization and integration activities following our June 7, 2013 acquisition of Virgin Media and the net favorable impacts on U.K./Ireland's Adjusted OIBDA of various non-recurring and non-operational items. The declines in the Adjusted OIBDA margin of the Netherlands are primarily due to (i) the impacts of significant competition from the incumbent telecommunications operator, (ii) the acquisition of Ziggo, which generates relatively lower Adjusted OIBDA margins, and (iii) aggregate third-party costs of of $15.3 million and $8.7 million incurred during the first and second quarters of 2015, respectively, in connection with the integration of Ziggo with UPC Nederland and the European Operations Division. These amounts include costs related to network and product harmonization, rebranding and other integration activities. In Belgium, the net positive impact of nonrecurring items contributed to the increase in Belgium's Adjusted OIBDA margin for the three month comparison and the net negative impact of nonrecurring items contributed to the slight decline in Belgium's Adjusted OIBDA margin for the six month comparison. In Central and Eastern Europe, adverse changes in VAT, competitive factors and, for the six-month comparison, the net negative impact of non-recurring items contributed to the declines in Central and Eastern Europe’s Adjusted OIBDA margins.

The Adjusted OIBDA margins of the LiLAC Division’s reportable segments increased during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. These increases are primarily due to improved operational leverage resulting from organic revenue growth and, during the second quarter of 2015, an organic decrease in SG&A expenses that more than offset organic increases in operating expenses.
For additional discussion of the factors contributing to the changes in the Adjusted OIBDA margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, including the impacts of nonrecurring items, see the Discussion and Analysis of our Reportable Segments above.

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Subscription revenue (a):
Video	$1,607.9	$1,663.5	$(55.6)	(3.3)	(0.1)
Broadband internet	1,276.7	1,190.6	86.1	7.2	9.8
Fixed-line telephony	801.4	833.0	(31.6)	(3.8)	(0.9)
Cable subscription revenue	3,686.0	3,687.1	(1.1)	—	2.9
Mobile subscription revenue (b)	261.2	273.1	(11.9)	(4.4)	5.2
Total subscription revenue	3,947.2	3,960.2	(13.0)	(0.3)	3.1
B2B revenue (c)	380.5	372.0	8.5	2.3	6.0
Other revenue (b) (d)	238.8	270.0	(31.2)	(11.6)	6.0
Total	$4,566.5	$4,602.2	$(35.7)	(0.8)	3.5

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Subscription revenue (a):
Video	$3,217.3	$3,305.0	$(87.7)	(2.7)	0.5
Broadband internet	2,515.9	2,334.5	181.4	7.8	9.9
Fixed-line telephony	1,601.1	1,659.4	(58.3)	(3.5)	(1.0)
Cable subscription revenue	7,334.3	7,298.9	35.4	0.5	3.2
Mobile subscription revenue (b)	512.9	530.4	(17.5)	(3.3)	6.5
Total subscription revenue	7,847.2	7,829.3	17.9	0.2	3.4
B2B revenue (c)	754.4	739.0	15.4	2.1	5.5
Other revenue (b) (d)	481.8	567.6	(85.8)	(15.1)	(1.9)
Total	$9,083.4	$9,135.9	$(52.5)	(0.6)	3.2
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $53.1 million and $63.0 million during the three months ended June 30, 2015 and 2014, respectively, and $107.5 million and $123.8 million during the six months ended

June 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive enhanced service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which aggregated $71.9 million and $55.2 million during the three months ended June 30, 2015 and 2014, respectively, and $138.5 million and $107.2 million during the six months ended June 30, 2015 and 2014, respectively, is included in cable subscription revenue. On an organic basis, our total B2B revenue, including revenue from SOHO subscribers, increased 8.3% and 7.8% for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, carriage fee and installation revenue.

Total revenue. Our consolidated revenue decreased $35.7 million and $52.5 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases include (i) increases of $558.6 million and $1,109.9 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $15.6 million and $26.2 million, respectively, attributable to the U.K. Non-Cable Disposal. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, total consolidated revenue increased $160.8 million or 3.5% and $295.3 million or 3.2%, respectively.

Subscription revenue. The details of the changes in our consolidated subscription revenue for the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, are as follows:

	Three-month period	Six-month period
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs	$65.7	$146.7
ARPU	42.6	84.5
Total increase in cable subscription revenue	108.3	231.2
Increase in mobile subscription revenue	14.1	34.6
Total organic increase in subscription revenue	122.4	265.8
Impacts of acquisitions	500.0	1,016.2
Impact of FX	(635.4)	(1,264.1)
Total	$(13.0)	$17.9

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $108.3 million or 2.9% and $231.2 million or 3.2% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $116.4 million or 9.8% and $231.7 million or 9.9%, respectively, primarily attributable to increases in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) decreases in subscription revenue from fixed-line telephony services of $7.1 million or 0.9% and $16.8 million or 1.0%, respectively, primarily attributable to the net effect of (a) lower ARPU from fixed-line telephony services and (b) increases in the average number of fixed-line telephony RGUs, and (iii) an increase (decrease) in subscription revenue from video services of ($1.0 million) or (0.1%) and $16.3 million or 0.5%, respectively, primarily attributable to the net effect of (1) higher ARPU from video services and (2) declines in the average number of video RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $14.1 million or 5.2% and $34.6 million or 6.5% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to increases in Belgium, Chile and Switzerland.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $22.2 million or 6.0% and $40.4 million or 5.5% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the net effect of (i) increases in the U.K., Belgium, Switzerland, Germany and Poland and (ii) decreases in the Netherlands.

Other revenue. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, our consolidated other revenue increased (decreased) $16.2 million or 6.0% and ($10.9 million) or (1.9%) during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes are largely attributable to the net effect of (i) increases in mobile handset sales, primarily in the U.K., (ii) decreases in installation revenue and (iii) decreases in fixed-line interconnect revenue.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$1,472.9	$1,528.5	$(55.6)	(3.6)	(0.6)
Broadband internet	1,176.0	1,094.4	81.6	7.5	9.9
Fixed-line telephony	757.4	785.4	(28.0)	(3.6)	(0.9)
Cable subscription revenue	3,406.3	3,408.3	(2.0)	(0.1)	2.7
Mobile subscription revenue (a)	252.0	267.3	(15.3)	(5.7)	3.6
Total subscription revenue	3,658.3	3,675.6	(17.3)	(0.5)	2.8
B2B revenue (b)	378.8	371.1	7.7	2.1	5.8
Other revenue	218.0	249.1	(31.1)	(12.5)	6.0
Total Liberty Global Group	$4,255.1	$4,295.8	$(40.7)	(0.9)	3.2

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$2,955.1	$3,036.9	$(81.8)	(2.7)	0.1
Broadband internet	2,321.8	2,144.1	177.7	8.3	10.0
Fixed-line telephony	1,515.5	1,563.1	(47.6)	(3.0)	(0.9)
Cable subscription revenue	6,792.4	6,744.1	48.3	0.7	3.0
Mobile subscription revenue (a)	495.6	519.9	(24.3)	(4.7)	4.9
Total subscription revenue	7,288.0	7,264.0	24.0	0.3	3.2
B2B revenue (b)	751.3	737.4	13.9	1.9	5.3
Other revenue	444.9	528.2	(83.3)	(15.8)	(2.1)
Total Liberty Global Group	$8,484.2	$8,529.6	$(45.4)	(0.5)	3.0

_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $52.1 million and $62.3 million during the three months ended June 30, 2015 and 2014, respectively, and $105.7 million and $122.4 million during the six months ended June 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which aggregated $66.9 million and $51.0 million during the three months ended June 30, 2015 and 2014, respectively, and $129.0 million and $98.7 million during the six months ended June 30, 2015 and 2014, respectively, is included in cable subscription revenue. On an organic basis, Liberty Global Group’s total B2B revenue, including revenue from SOHO subscribers, increased 8.2% and 7.7% for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase
	2015	2014	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$135.0	$135.0	$—	—	5.7
Broadband internet	100.7	96.2	4.5	4.7	8.9
Fixed-line telephony	44.0	47.6	(3.6)	(7.6)	0.5
Cable subscription revenue	279.7	278.8	0.9	0.3	5.9
Mobile subscription revenue (a)	9.2	5.8	3.4	58.6	78.5
Total subscription revenue	288.9	284.6	4.3	1.5	7.4
B2B revenue (b)	1.7	0.9	0.8	88.9	68.4
Other revenue	20.8	20.9	(0.1)	(0.5)	5.9
Total LiLAC Group	$311.4	$306.4	$5.0	1.6	7.5

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$262.2	$268.1	$(5.9)	(2.2)	5.1
Broadband internet	194.1	190.4	3.7	1.9	8.7
Fixed-line telephony	85.6	96.3	(10.7)	(11.1)	(2.5)
Cable subscription revenue	541.9	554.8	(12.9)	(2.3)	5.0
Mobile subscription revenue (a)	17.3	10.5	6.8	64.8	85.1
Total subscription revenue	559.2	565.3	(6.1)	(1.1)	6.5
B2B revenue (b)	3.1	1.6	1.5	93.8	82.2
Other revenue	36.9	39.5	(2.6)	(6.6)	(0.3)
Total LiLAC Group	$599.2	$606.4	$(7.2)	(1.2)	6.3
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $1.0 million and $0.7 million during the three months ended June 30, 2015 and 2014, respectively, and $1.8 million and $1.4 million during the six months ended

June 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which aggregated $5.0 million and $4.2 million during the three months ended June 30, 2015 and 2014, respectively, and $9.5 million and $8.5 million during the six months ended June 30, 2015 and 2014, respectively, is included in cable subscription revenue. On an organic basis, LiLAC Group’s total B2B revenue, including revenue from SOHO subscribers, increased 16.0% and 19.1% for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods.

Operating expenses

Our operating expenses decreased $54.7 million and $67.6 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases include (i) increases of $179.6 million and $348.1 million, respectively, attributable to the impacts of the Ziggo Acquisition, the Choice Acquisition and other less significant acquisitions and (ii) decreases of $12.4 million and $20.9 million, respectively, attributable to the U.K. Non-Cable Disposal. Our operating expenses include share-based compensation expense, which decreased $2.2 million and $2.8 million during the three and six months ended June 30, 2015, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal, FX and share-based compensation expense, our operating expenses increased $41.9 million or 2.4% and $119.8 million or 3.5% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily attributable to the net effect of (a) increases in programming and copyright costs, (b) decreases in network-related expenses, (c) increases in outsourced labor and professional fees, (d) increases in mobile handset costs and (e) increases in information technology-related costs. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments - Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased (decreased) ($18.9 million) and $23.7 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. This increase (decrease) includes increases of $81.9 million and $170.5 million, respectively, attributable to the impacts of the Ziggo Acquisition, the Choice Acquisition and other less significant acquisitions. Our SG&A expenses include share-based compensation expense, which increased $4.4 million and $21.3 million during the three and six months ended June 30, 2015, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $14.0 million or 1.9% and $68.2 million or 4.7% during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the net effect of (i) increases in sales and marketing costs, (ii) increases in outsourced labor and professional fees, including increases of $5.6 million and $10.0 million, respectively, associated with the Liberty 3.0 initiative, (iii) decreases due to an accrual release recorded during the second quarter of 2015 related to the resolution of a contingency associated with universal service obligations in Belgium, (iv) increases in information technology-related expenses and (v) for the six-month comparison, an increase in personnel costs. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

We record share-based compensation that is associated with Old Liberty Global Ordinary Shares and the shares of certain of our subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions
Old Liberty Global Ordinary Shares:
Performance-based incentive awards (a)	$28.5	$23.2	$70.6	$43.8
Other share-based incentive awards	25.1	22.2	50.5	52.4
Total Old Liberty Global Ordinary Shares	53.6	45.4	121.1	96.2
Telenet share-based incentive awards	2.4	7.8	5.6	10.7
Other	0.6	1.2	1.3	2.6
Total	$56.6	$54.4	$128.0	$109.5
Included in:
Operating expense:
Liberty Global Group	$1.1	$3.2	$1.8	$4.0
LiLAC Group	0.3	0.4	0.3	0.9
Total operating expense	1.4	3.6	2.1	4.9
SG&A expense:
Liberty Global Group	53.9	49.3	125.7	101.4
LiLAC Group (b)	1.3	1.5	0.2	3.2
Total SG&A expense	55.2	50.8	125.9	104.6
Total	$56.6	$54.4	$128.0	$109.5
_______________

(a)	Includes share-based compensation expense related to (i) Liberty Global PSUs, (ii) the Challenge Performance Awards and (iii) the PGUs.

(b)
The amount for the six-month period in 2015 includes the reversal of $1.8 million of share-based compensation expense, primarily related to forfeitures of unvested PSUs during the first quarter of 2015.

For additional information regarding our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended June 30,		Increase
	2015	2014	$	%
	in millions

Liberty Global Group	$1,423.5	$1,341.4	$82.1	6.1
LiLAC Group	54.3	52.0	2.3	4.4
Total	$1,477.8	$1,393.4	$84.4	6.1

	Six months ended June 30,		Increase
	2015	2014	$	%
	in millions

Liberty Global Group	$2,822.7	$2,666.6	$156.1	5.9
LiLAC Group	106.5	103.9	2.6	2.5
Total	$2,929.2	$2,770.5	$158.7	5.7

Excluding the effects of FX, depreciation and amortization expense increased $329.3 million and $630.7 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the impact of the Ziggo Acquisition. In addition, net increases resulted from the following factors: (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland and, to a lesser extent, Germany, Switzerland/Austria, Belgium and Chile.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$19.9	$25.8	$31.8	$138.4
LiLAC Group	5.8	1.8	10.9	2.8
Total	$25.7	$27.6	$42.7	$141.2

The total 2015 amount for the three-month period includes (i) restructuring charges of $15.7 million, including $13.3 million of employee severance and termination costs related to certain reorganization activities, predominantly in U.K./Ireland, and (ii) direct acquisition costs of $9.6 million, primarily related to Telenet’s pending acquisition of BASE and Puerto Rico’s acquisition of Choice.

The total 2015 amount for the six-month period includes (i) restructuring charges of $31.3 million, including $26.7 million of employee severance and termination costs related to certain reorganization activities, predominantly in U.K./Ireland, Switzerland/Austria, Puerto Rico and the Netherlands, (ii) gains from the disposition of assets $19.8 million, primarily in U.K./Ireland, (iii) impairment charges of $16.5 million, primarily in U.K./Ireland, the Netherlands and Switzerland/Austria, and (iv) direct acquisition costs of $14.7 million, largely related to Telenet’s pending acquisition of BASE and Puerto Rico’s acquisition of Choice.

For information regarding Telenet’s pending acquisition of BASE and the Choice Acquisition, see note 3 to our condensed consolidated financial statements.

We expect to record further restructuring charges during the remainder of 2015 in connection with the continued integration of Ziggo with UPC Nederland and the European Operations Division.

The total 2014 amounts include (i) restructuring charges of $24.1 million and $123.7 million, respectively, including (a) an $86.1 million charge recorded during the three months ended March 31, 2014 by Telenet in connection with its digital terrestrial television (DTT) capacity contracts, as described below, and (b) $12.9 million and $24.9 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, the European Operations Division’s central operations and Germany, and (ii) direct acquisition costs of $12.5 million and $30.3 million, respectively, primarily related to the Ziggo Acquisition.

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

Interest expense

The details of our interest expense are as follows:

	Three months ended June 30,		Increase (decrease)
	2015	2014	$	%
	in millions

Liberty Global Group	$560.6	$604.4	$(43.8)	(7.2)
LiLAC Group	40.3	37.8	2.5	6.6
Inter-group eliminations	(0.1)	(0.4)	0.3	N.M.
Total	$600.8	$641.8	$(41.0)	(6.4)

	Six months ended June 30,		Increase (decrease)
	2015	2014	$	%
	in millions

Liberty Global Group	$1,138.2	$1,226.2	$(88.0)	(7.2)
LiLAC Group	78.8	69.8	9.0	12.9
Inter-group eliminations	(0.3)	(0.7)	0.4	N.M.
Total	$1,216.7	$1,295.3	$(78.6)	(6.1)
_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense increased $42.1 million or 6.6% and $90.9 million or 7.0%, respectively. These increases are primarily attributable to the net effect of (i) higher average outstanding debt balances, largely due to debt incurred in connection with the Ziggo Acquisition, and (ii) lower weighted average interest rates related to the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 4 to our condensed consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(547.7)	$(287.6)	$114.6	$(580.3)
LiLAC Group	(0.6)	1.9	77.6	(125.6)
Total cross-currency and interest rate derivative contracts (a)	(548.3)	(285.7)	192.2	(705.9)
Equity-related derivative instruments - Liberty Global Group:
ITV Collar	(53.5)	—	(158.9)	—
Sumitomo Collar	(61.8)	(23.8)	(71.9)	(15.3)
Ziggo Collar	—	(21.3)	—	(5.9)
Other	0.5	0.7	1.1	0.9
Total equity-related derivative instruments (b)	(114.8)	(44.4)	(229.7)	(20.3)
Foreign currency forward contracts:
Liberty Global Group	(18.1)	0.5	(27.4)	19.6
LiLAC Group	1.8	(0.1)	3.0	0.8
Total foreign currency forward contracts	(16.3)	0.4	(24.4)	20.4
Other - Liberty Global Group	(0.3)	1.1	0.7	0.6

Total Liberty Global Group	(680.9)	(330.4)	(141.8)	(580.4)
Total LiLAC Group	1.2	1.8	80.6	(124.8)
Total	$(679.7)	$(328.6)	$(61.2)	$(705.2)
_______________

(a)
The loss during the 2015 three-month period is primarily attributable to the net effect of (i) losses associated with increases in the values of the euro and British pound sterling relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the euro and British pound sterling markets and (iii) losses associated with increases in market interest rates in the U.S. dollar market. The gain during the 2015 six-month period is primarily attributable to the net effect of (a) gains associated with decreases in the values of the euro, Chilean peso and British pound sterling relative to the U.S. dollar, (b) losses associated with decreases in the values of the euro and U.S. dollar relative to the Swiss franc and (c) gains associated with increases in market interest rates in the euro and British pound sterling markets. In addition, the gain (loss) during the 2015 periods includes net gains of $77.2 million and $60.3 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the 2014 three-month period is primarily attributable to the net effect of (1) losses associated with decreases in market interest rates in the euro, Chilean peso, Swiss franc, Hungarian forint and Polish zloty markets, (2) losses associated with an increase in the value of the British pound sterling relative to the U.S. dollar, (3) gains associated with decreases in market interest rates in the U.S. dollar market, (4) gains associated with increases in market interest rates in the British pound sterling market and (5) gains associated with decreases in the values of the euro and Chilean peso relative to the U.S. dollar. The loss during the 2014 six-month period is primarily attributable to (I) losses associated with decreases in market interest rates in the euro, Swiss franc, Chilean peso, Hungarian forint and Polish zloty markets and (II) losses associated with an increase in the value of the British pound sterling relative to the U.S. dollar. In addition, the losses during the 2014 periods include net losses of $19.4 million and $48.9 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group:
U.S. dollar denominated debt issued by euro functional currency entities	$214.4	$(17.6)	$(585.7)	$(24.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(17.0)	(92.7)	(135.4)	(135.0)
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	239.2	91.4	81.6	119.3
Euro denominated debt issued by a British pound sterling functional currency entity	9.8	—	27.7	—
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(68.2)	(0.3)	(15.2)	(11.2)
Yen denominated debt issued by a U.S. dollar functional currency entity	13.9	(16.0)	14.5	(35.0)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	(37.9)	—	(6.3)	—
Euro denominated debt issued by a U.S. dollar functional currency entity	—	4.1	—	8.0
Other	17.5	(0.9)	(2.7)	(0.6)
Total Liberty Global Group	371.7	(32.0)	(621.5)	(78.5)
LiLAC Group:
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	(30.2)	(8.7)	(71.3)	(6.7)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (b)	(0.6)	6.8	—	31.8
Other	(0.5)	(2.5)	(2.4)	(3.8)
Total LiLAC Group	(31.3)	(4.4)	(73.7)	21.3
Total	$340.4	$(36.4)	$(695.2)	$(57.2)

_______________

(a)
Amounts primarily relate to (i) loans between certain of our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary, and (ii) loans between certain of our non-operating subsidiaries in the U.S. and Europe.

(b)	Amounts primarily relate to loans between certain of our subsidiaries in Europe and Chile.

Realized and unrealized gains due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our fair value measurements, see note 5 to our condensed consolidated financial statements. All of our investments that we account for using the fair value method are attributed to the Liberty Global Group. The details of our realized and unrealized gains due to changes in fair values of certain investments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

ITV	$100.4	$—	$204.5	$—
Sumitomo	43.1	35.0	59.2	43.6
Ziggo	—	112.2	—	34.5
Other, net	(32.7)	10.2	(1.5)	19.1
Total	$110.8	$157.4	$262.2	$97.2

Losses on debt modification and extinguishment, net

The details of our losses on debt modification and extinguishment are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$(73.8)	$(53.0)	$(348.3)	$(71.9)
LiLAC Group	—	—	—	(2.0)
Total	$(73.8)	$(53.0)	$(348.3)	$(73.9)

The loss during the 2015 six-month period includes the following:

•
a $91.2 million loss during the first quarter related to the redemption of the UM Senior Exchange Notes. This loss includes (i) the payment of $89.8 million of redemption premium and (ii) the write-off of $1.4 million of unamortized discount;

•
a $74.7 million loss during the first quarter related to (i) the redemption of the UPCB Finance I Notes and a portion of the UPCB Finance II Notes and (ii) the prepayment of Facility AG under the UPC Broadband Holding Bank Facility. This loss includes (a) the payment of $53.5 million of redemption premium, (b) the write-off of $16.5 million of deferred financing costs and (c) the write-off of $4.7 million of unamortized discount;

•
a $69.3 million loss during the first quarter related to the redemption of the UPC Holding 8.375% Senior Notes. This loss includes (i) the payment of $59.2 million of redemption premium and (ii) the write-off of $10.1 million of deferred financing costs;

•
a $59.6 million loss during the second quarter related to the redemption of (i) the remainder of the UPCB Finance II Notes, (ii) the UPCB Finance III Notes and (iii) 10% of the principal amount of each of the UPCB Finance V Notes and the UPCB Finance VI Notes. This loss includes (a) the payment of $54.3 million of redemption premium and (b) the write-off of $5.3 million of deferred financing costs;

•
a $30.1 million loss during the first quarter related to (i) the redemption of 10% of the principal amount of each of the April 2021 VM Senior Secured Notes and the 2025 VM 5.5% Sterling Senior Secured Notes and (ii) the prepayment of VM Facility A and a portion of VM Facility B under the VM Credit Facility. This loss includes (a) the write-off of $17.9 million of deferred financing costs, (b) the payment of $10.7 million of redemption premium and (c) the write-off of $1.5 million of unamortized discount;

•
a $14.2 million loss during the second quarter related to the prepayment of a portion of VM Facility B and the roll of the remaining outstanding term loans under VM Facility B into a new term loan under VM Facility F. This loss includes (i) the write-off of $10.7 million of deferred financing costs, (ii) the write-off of $2.7 million of unamortized discount and (iii) the payment of $0.8 million of third-party costs; and

•
an $8.1 million loss during the first quarter related to the redemption of 10% of the principal amount of (i) the September 2012 UM Senior Secured Notes, (ii) the December 2012 UM Euro Senior Secured Notes, (iii) the January 2013 UM Senior Secured Notes and (iv) the April 2013 UM Senior Secured Notes. This loss includes (a) the payment of $6.4 million of redemption premium and (b) the write-off of $1.7 million of deferred financing costs.

The loss during the 2014 six-month period includes the following:

•
a $41.5 million loss during the second quarter related to the repayment of UPC Holding’s 9.875% senior notes due 2018. This loss includes (i) the payment of $19.7 million of redemption premium, (ii) the write-off of $17.4 million of unamortized discount and (iii) the write-off of $4.4 million of deferred financing costs;

•
a $16.5 million loss during the first quarter related to the prepayment of Facilities R, S, AE and AF under the UPC Broadband Holding Bank Facility. This loss includes the write-off of (i) $11.6 million of deferred financing costs and (ii) $4.9 million of unamortized discount;

•
an $11.9 million loss during the second quarter related to the completion of certain refinancing transactions with respect to the Telenet Credit Facility. This loss includes (i) the write-off of $7.1 million of deferred financing costs, (ii) the payment of $3.6 million of redemption premium and (iii) the write-off of $1.2 million of unamortized discount; and

•
an aggregate net loss of $4.5 million related to the repayment of (i) certain of Virgin Media’s senior secured notes due 2018, (ii) a limited recourse margin loan that was secured by a portion of our investment in Ziggo and (iii) VTR’s former term loan bank facility.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Income tax benefit (expense)

The details of our income tax benefit (expense) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$(131.4)	$11.0	$(37.6)	$118.2
LiLAC Group	1.4	(10.4)	(14.5)	(0.6)
Total	$(130.0)	$0.6	$(52.1)	$117.6

The income tax expense during the three months ended June 30, 2015 differs from the expected income tax benefit of $56.0 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of the tax effect of intercompany financing.

The income tax benefit during the three months ended June 30, 2014 differs from the expected income tax benefit of $49.3 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the net negative impact of (i) an increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (b) the tax effect of intercompany financing.

The income tax expense during the six months ended June 30, 2015 differs from the expected income tax benefit of $175.9 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of an increase in valuation allowances. The net negative impact of this item was partially offset by the net positive impact of (i) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (ii) the tax effect of intercompany financing.

The income tax benefit during the six months ended June 30, 2014 differs from the expected income tax benefit of $162.0 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items, (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (iv) non-deductible or non-taxable foreign currency exchange results. The net negative impact of these items was partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) the tax effect of intercompany financing and (c) the recognition of previously unrecognized tax benefits.

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Loss from continuing operations

The details of our loss from continuing operations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$(407.2)	$(246.3)	$(963.3)	$(598.2)
LiLAC Group	(2.7)	12.3	31.7	(55.8)
Total	$(409.9)	$(234.0)	$(931.6)	$(654.0)

During the three months ended June 30, 2015 and 2014, we reported losses from continuing operations of $409.9 million and $234.0 million, respectively, including (i) operating income of $624.9 million and $669.5 million, respectively, (ii) net non-operating expense of $904.8 million and $904.1 million, respectively, and (iii) income tax benefit (expense) of ($130.0 million) and $0.6 million, respectively.

During the six months ended June 30, 2015 and 2014, we reported losses from continuing operations of $931.6 million and $654.0 million, respectively, including (i) operating income of $1,182.4 million and $1,251.2 million, respectively, (ii) net non-operating expense of $2,061.9 million and $2,022.8 million, respectively, and (iii) income tax benefit (expense) of ($52.1 million) and $117.6 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, net, (d) interest expense, (e) other net non-operating expenses and (f) income tax expenses.

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

Discontinued operation

Our earnings from discontinued operation, net of taxes, of $0.8 million during the six months ended June 30, 2014, relate to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $332.7 million related to the January 31, 2014 completion of the Chellomedia Transaction.

Net earnings attributable to noncontrolling interests

The details of our net earnings attributable to noncontrolling interests are as follows:

	Three months ended June 30,
	2015	2014	Change
	in millions
Liberty Global Group	$(51.6)	$(7.5)	$(44.1)
LiLAC Group	(3.2)	(1.2)	(2.0)
Total	$(54.8)	$(8.7)	$(46.1)

	Six months ended June 30,
	2015	2014	Change
	in millions
Liberty Global Group	$(65.6)	$(10.8)	$(54.8)
LiLAC Group	(5.0)	2.6	(7.6)
Total	$(70.6)	$(8.2)	$(62.4)

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. The increases in net earnings attributable to noncontrolling interests are primarily attributable to improvements in the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our seven subsidiary “borrowing groups,” which borrowing groups comprise Virgin Media, Ziggo Group Holding, Unitymedia, UPC Holding, Telenet, VTR Finance and Liberty Puerto Rico, each together with their respective restricted subsidiaries. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2015. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2015 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$39.3
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	214.0
LiLAC Group (d)	100.0
Total Liberty Global and unrestricted subsidiaries	353.3
Borrowing groups (e):
Telenet	258.6
VTR Finance	95.0
Liberty Puerto Rico	37.9
UPC Holding	30.3
Virgin Media (c)	29.9
Ziggo Group Holding	11.0
Unitymedia	3.5
Total borrowing groups	466.2
Total cash and cash equivalents	$819.5

Liberty Global Group	$586.6
LiLAC Group	232.9
Total cash and cash equivalents	$819.5
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $0.7 million of cash and cash equivalents held by Virgin Media is included in the amount shown for Liberty Global Group’s unrestricted subsidiaries.

(d)
Represents the aggregate amount held by subsidiaries attributed to the LiLAC Group that are outside of our borrowing groups. On June 30, 2015, in order to provide liquidity to fund, among other things, ongoing operating costs and acquisitions of the LiLAC Group, a subsidiary attributed to the Liberty Global Group made a $100.0 million cash capital contribution to LiLAC Holdings.

(e)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $39.3 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $314.0 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at June 30, 2015. Our remaining cash and cash equivalents of $466.2 million at June 30, 2015 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2015, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at June 30, 2015, all outstanding principal due in 2021).

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At June 30, 2015, our consolidated cash and cash equivalents balance includes $761.6 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Sumitomo Collar Loan and (iii) principal payments on the Sumitomo Collar Loan and our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $937.2 million at June 30, 2015 and no stated maturity). For information regarding our contingencies, see note 13 to our condensed consolidated financial statements.

During the six months ended June 30, 2015, we purchased a total of 18,653,356 Class C Old Liberty Global Ordinary Shares at a weighted average price of $50.17 per share, for an aggregate purchase price of $935.8 million, including direct acquisition costs and the effects of derivative instruments. At June 30, 2015, the remaining amount authorized for share repurchases was $3,002.8 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2015, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding the liquidity requirements with respect to Telenet’s pending acquisition of BASE, see note 3 to our condensed consolidated financial statements. For information regarding our borrowing groups’ contingencies, see note 13 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the ITV Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our June 30, 2015 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2015 was 5.0x. In addition, the ratio of our June 30, 2015 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2015 was 4.9x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2015, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2015, our outstanding consolidated debt and capital lease obligations aggregated $46.1 billion, including $1,613.9 million that is classified as current in our condensed consolidated balance sheet and $42.7 billion that is not due until 2020 or thereafter. For additional information concerning our current debt maturities, see note 7 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at June 30, 2015, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2015.

For additional information concerning our debt and capital lease obligations, see notes 7 and 15 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. All of the cash flows discussed below are those of our continuing operations.

Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six months ended
	June 30,
	2015	2014	Change
	in millions

Net cash provided by operating activities	$2,685.8	$2,916.7	$(230.9)
Net cash used by investing activities	(1,692.1)	(456.6)	(1,235.5)
Net cash used by financing activities	(1,332.5)	(4,059.9)	2,727.4
Effect of exchange rate changes on cash	(0.2)	22.7	(22.9)
Net decrease in cash and cash equivalents	$(339.0)	$(1,577.1)	$1,238.1

Operating Activities. Our net cash flows from operating activities attributed to the Liberty Global Group and the LiLAC Group are as follows:

	Six months ended
	June 30,
	2015	2014	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$2,552.1	$2,746.6	$(194.5)
LiLAC Group	133.7	170.1	(36.4)
Total	$2,685.8	$2,916.7	$(230.9)

The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our Adjusted OIBDA and related working capital items, largely due to the impact of the Ziggo Acquisition, (ii) a decrease in the reported net cash provided by operating activities due to FX, (iii) a decrease in cash provided due to higher cash payments for taxes, (iv) a decrease in cash provided due to higher cash payments for interest and (v) an increase in cash provided due to lower cash payments related to derivative instruments.

Investing Activities. Our net cash flows from investing activities attributed to the Liberty Global Group and the LiLAC Group are as follows:

	Six months ended
	June 30,
	2015	2014	Change
	in millions

Net cash used by investing activities:
Liberty Global Group	$(1,418.5)	$93.2	$(1,511.7)
LiLAC Group	(380.9)	(108.0)	(272.9)
Inter-group eliminations	107.3	(441.8)	549.1
Total	$(1,692.1)	$(456.6)	$(1,235.5)

The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used of $985.2 million associated with cash proceeds received during 2014 in connection with the Chellomedia Transaction, (ii) an increase in cash used of $247.0 million associated with higher cash paid in connection with acquisitions, (iii) an increase in cash used of $142.8 million associated with higher cash paid in connection with investments in and loans to affiliates and others and (iv) a decrease in cash used of $139.6 million due to lower capital expenditures. Capital expenditures decreased from $1,402.0 million during the first six months of 2014 to $1,262.4 million during the first six months of 2015 due to the net effect of (a) a net decrease in the local currency capital expenditures of our subsidiaries, primarily due to an increase in capital-related vendor financing during the 2015 period as compared to 2014, (b) an increase related to the Ziggo Acquisition and (c) a decrease due to FX.

The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered, and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 14 to our condensed consolidated financial statements.

	Six months ended June 30,
	2015			2014
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$1,839.6	$125.9	$1,965.5	$1,746.5	$134.5	$1,881.0
Assets acquired under capital-related vendor financing arrangements	(675.9)	—	(675.9)	(401.8)	—	(401.8)
Assets acquired under capital leases	(74.5)	—	(74.5)	(89.8)	—	(89.8)
Changes in current liabilities related to capital expenditures	61.8	(14.5)	47.3	39.5	(26.9)	12.6
Capital expenditures	$1,151.0	$111.4	$1,262.4	$1,294.4	$107.6	$1,402.0

The property and equipment additions attributable to the Liberty Global Group are primarily attributable to the European Operations Division, which aggregated $1,797.9 million and $1,742.6 million during the six months ended June 30, 2015 and 2014, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) a decrease due to FX, (ii) an increase due to the impact of the Ziggo Acquisition, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase in expenditures for new build and upgrade projects to expand services and (v) a decrease in expenditures for the purchase and installation of customer premises equipment.

Property and equipment additions attributable to the LiLAC Group decreased during the six months ended June 30, 2015, as compared to the corresponding period in 2014, primarily due to the net effect of (i) a decrease due to FX, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase due to the impact of the Choice Acquisition, (iv) a decrease in expenditures for new build and upgrade projects to expand services and (v) a decrease in expenditures for support capital, such as information technology upgrades and general support systems. Approximately half of VTR’s purchases of property and equipment are denominated in U.S. dollars.
We expect the percentage of revenue represented by our aggregate 2015 consolidated property and equipment additions to range from 21% to 23%, including (i) 21% to 23% for the European Operations Division (including 21% to 23% for U.K./Ireland, 21% to 23% for Germany, 17% to 19% for Belgium, 20% to 22% for the Netherlands and 16% to 18% for Switzerland/Austria) and (ii) 17% to 19% for Chile. The ranges for Germany and Belgium reflect changes from the expectations that we disclosed in our 2014 Annual Report on Form 10-K. In this regard, the Germany range represents an increase from our previously-reported expectation of 19% to 21% and the Belgium range represents a decrease from our previously-reported expectation of 19% to 21%. The actual amount of our 2015 consolidated property and equipment additions and the 2015 property and equipment additions of the European Operations Division (including U.K./Ireland, Germany, Belgium, the Netherlands and Switzerland/Austria) and Chile may vary from expected amounts for a variety of reasons, including (a) changes in (1) the competitive or regulatory environment, (2) business plans or (3) our current or expected future operating results and (b) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. Our net cash flows from financing activities attributed to the Liberty Global Group and the LiLAC Group are as follows:

	Six months ended
	June 30,
	2015	2014	Change
	in millions

Net cash used by financing activities:
Liberty Global Group	$(1,601.5)	$(4,377.8)	$2,776.3
LiLAC Group	376.3	(123.9)	500.2
Inter-group eliminations	(107.3)	441.8	(549.1)
Total	$(1,332.5)	$(4,059.9)	$2,727.4

The decrease in net cash used by our financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $3,197.6 million related to higher net borrowings of debt, (ii) an increase in cash used of $184.3 million due to higher payments for financing costs and debt premiums, (iii) an increase in cash used of $142.2 million associated with the second quarter 2015 purchase of the remaining Ziggo shares that we did not already own and (iv) an increase in cash used of $125.7 million due to higher cash paid related to derivative instruments.

Free cash flow

We define free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of share-based incentive awards, (ii) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (iii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our condensed consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations. We believe that our presentation of free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our condensed consolidated statements of cash flows.

The following table provides the details of our free cash flow:

	Six months ended June 30,
	2015			2014
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities of our continuing operations	$2,552.1	$133.7	$2,685.8	$2,746.6	$170.1	$2,916.7
Excess tax benefits from share-based compensation (a)	16.0	1.9	17.9	—	—	—
Cash payments for direct acquisition and disposition costs	234.8	4.0	238.8	20.0	0.4	20.4
Expenses financed by an intermediary (b)	51.7	—	51.7	14.3	—	14.3
Capital expenditures	(1,151.0)	(111.4)	(1,262.4)	(1,294.4)	(107.6)	(1,402.0)
Principal payments on amounts financed by vendors and intermediaries	(732.1)	—	(732.1)	(399.4)	—	(399.4)
Principal payments on certain capital leases	(77.2)	(0.2)	(77.4)	(96.8)	(0.4)	(97.2)
Free cash flow	$894.3	$28.0	$922.3	$990.3	$62.5	$1,052.8
_______________

(a)
Excess tax benefits from share-based compensation represent the excess of tax deductions over the related financial reporting share-based compensation expense. The hypothetical cash flows associated with these excess tax benefits are reported as an increase to cash flows from financing activities and a corresponding decrease to cash flows from operating activities in our condensed consolidated statements of cash flows.

(b)
For purposes of our condensed consolidated statements of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our condensed consolidated statements of cash flows. For purposes of our free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary. The inclusion of this adjustment represents a change in our definition of free cash flow that we implemented effective January 1, 2015. The free cash flow reported for the 2014 period has been revised to calculate free cash flow on a basis that is consistent with the new definition.

Contractual Commitments

The U.S. dollar equivalents of the commitments of our continuing operations as of June 30, 2015 are presented below:

	Payments due during:							Total
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter
	in millions

Debt (excluding interest)	$710.9	$923.3	$916.8	$245.1	$18.9	$650.1	$41,158.7	$44,623.8
Capital leases (excluding interest)	101.3	153.2	113.8	86.9	73.8	73.7	826.4	1,429.1
Programming commitments	519.2	977.6	880.3	701.3	263.7	5.5	2.4	3,350.0
Network and connectivity commitments	190.7	265.6	239.3	124.5	86.9	62.8	907.0	1,876.8
Purchase commitments	797.0	157.7	70.3	12.2	4.3	—	—	1,041.5
Operating leases	88.8	152.5	128.3	110.3	89.8	56.3	293.9	919.9
Other commitments	209.9	190.4	146.5	89.8	45.1	22.4	27.6	731.7
Total (a)	$2,617.8	$2,820.3	$2,495.3	$1,370.1	$582.5	$870.8	$43,216.0	$53,972.8
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$965.3	$2,184.5	$2,089.2	$2,076.2	$2,058.6	$2,044.9	$6,285.0	$17,703.7
LiLAC Group	70.6	145.3	145.1	145.1	145.1	145.2	407.6	1,204.0
Total	$1,035.9	$2,329.8	$2,234.3	$2,221.3	$2,203.7	$2,190.1	$6,692.6	$18,907.7
_______________

(a)
The commitments reflected in this table do not reflect any liabilities that are included in our June 30, 2015 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($387.7 million at June 30, 2015) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates and contractual maturities in effect as of June 30, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us in that we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Payments to programming vendors have in the past represented, and are expected to continue to represent in the future, a significant portion of our operating costs. In this regard, during the six months ended June 30, 2015 and 2014, the third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,123.3 million (including $1,001.6 million for the Liberty Global Group and $121.7 million for the LiLAC Group) and $1,056.5 million (including $938.9 million for the Liberty Global Group and $117.6 million for the LiLAC Group), respectively.

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

Commitments arising from acquisition agreements are not reflected in the above table. For additional information, see note 13 to our condensed consolidated financial statements. For information regarding our commitments under acquisition agreements, see note 3 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk - Projected Cash Flows Associated with Derivatives below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2015 and 2014, see note 4 to our condensed consolidated financial statements.

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

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2014 Annual Report on Form 10-K. The following discussion updates selected numerical information to June 30, 2015.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2015, $570.8 million or 69.7%, $105.6 million or 12.9% and $77.6 million or 9.5% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2015	December 31, 2014
Spot rates:
Euro	0.8966	0.8264
British pound sterling	0.6360	0.6418
Swiss franc	0.9352	0.9939
Hungarian forint	282.65	261.44
Polish zloty	3.7576	3.5397
Czech koruna	24.525	22.914
Romanian lei	4.0170	3.7059
Chilean peso	639.00	606.90

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Average rates:
Euro	0.9036	0.7293	0.8956	0.7295
British pound sterling	0.6526	0.5942	0.6565	0.5992
Swiss franc	0.9414	0.8891	0.9478	0.8908
Hungarian forint	276.58	223.13	275.48	223.88
Polish zloty	3.6941	3.0382	3.7095	3.0452
Czech koruna	24.753	20.018	24.650	20.019
Romanian lei	4.0153	3.2269	3.9865	3.2557
Chilean peso	617.85	554.69	621.28	553.41

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2015, we effectively paid a fixed interest rate on 97% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable June 30, 2015 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at June 30, 2015 declines to 96%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £636 million ($1,000 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency contracts by approximately €32 million ($36 million); and

(iii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £71 million ($112 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Czech koruna and Hungarian forint relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €476 million ($531 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €275 million ($307 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €126 million ($141 million); and

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €63 million ($70 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €71 million ($79 million).

Ziggo Group Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €268 million ($299 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €155 million ($173 million).

Unitymedia Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2015, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency derivative contracts by approximately €239 million ($267 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2015, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €66 million ($74 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2015, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 107.6 billion ($168 million).

ITV Collar

Holding all other factors constant, at June 30, 2015, an instantaneous increase of 10% in the per share market price of ITV’s ordinary shares would have decreased the fair value of the ITV Collar by approximately £61 million ($96 million) and, conversely, a decrease of 10% would have increased the fair value by approximately £58 million ($91 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2015, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.5 billion ($45 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 4 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$42.9	$37.5	$81.4	$48.7	$49.2	$28.9	$126.3	$414.9
Principal-related (b)	(5.3)	57.3	191.6	34.8	(49.1)	(60.3)	(849.7)	(680.7)
Other (c)	11.3	(151.9)	(252.6)	(73.0)	—	—	—	(466.2)
Total Liberty Global Group	48.9	(57.1)	20.4	10.5	0.1	(31.4)	(723.4)	(732.0)
LiLAC Group:
Interest-related (a)	17.0	34.5	48.5	48.5	46.4	45.8	65.6	306.3
Principal-related (b)	—	—	—	—	—	—	(210.1)	(210.1)
Other (c)	(2.2)	(0.3)	—	—	—	—	—	(2.5)
Total LiLAC Group	14.8	34.2	48.5	48.5	46.4	45.8	(144.5)	93.7
Total	$63.7	$(22.9)	$68.9	$59.0	$46.5	$14.4	$(867.9)	$(638.3)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Sumitomo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2015. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2015, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following risk factors, which supplement those contained in our most recently filed Annual Report on Form 10-K, in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company. The risk factors described below relate to our new equity capital structure implemented on July 1, 2015, in connection with the LiLAC Transaction.
Although we describe below and elsewhere in this Quarterly Report on Form 10-Q and in our most recently filed Annual Report on Form 10-K the risks we consider to be the most material, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our results of operations, financial condition, business or operations in the future. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
If any of the events described below, individually or in combination, were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.
Risks Related to Our Equity Capital Structure
Holders of LiLAC Ordinary Shares and Liberty Global Ordinary Shares are shareholders of Liberty Global and are, therefore, subject to risks associated with an investment in our company as a whole, even if a holder does not own both LiLAC Ordinary Shares and Liberty Global Ordinary Shares. Even though we have attributed, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows to either the LiLAC Group or the Liberty Global Group in order to prepare the attributed financial information for each of those groups, we retain legal title to all of our assets and our capitalization does not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules. Holders of LiLAC Ordinary Shares and Liberty Global Ordinary Shares will not have any legal rights related to specific assets attributed to either group and, in any liquidation, holders of LiLAC Ordinary Shares and Liberty Global Ordinary Shares will be entitled to receive a pro rata share of our available net assets based on their respective numbers of liquidation units.

Our board of directors’ ability to reattribute businesses, assets and liabilities between the Liberty Global Group and the LiLAC Group may make it difficult to assess the future prospects of the LiLAC Group and/or the Liberty Global Group based on past performance. Our board of directors is vested with discretion to reattribute businesses, assets and liabilities that are attributed to either the Liberty Global Group or the LiLAC Group to the other group, without the approval of any of our shareholders. Any such reattribution made by our board of directors, as well as the existence of the right in and of itself to effect a reattribution, may impact the ability of investors to assess the future prospects of either group, including liquidity and capital resource needs, based on past performance. Shareholders may also have difficulty evaluating the liquidity and capital resources of one group based on past performance, as our board of directors may use the other group’s liquidity to fund such group’s liquidity and capital expenditure requirements through the use of inter-group loans or other inter-group arrangements.
We could be required to use assets attributed to one group to satisfy liabilities attributed to the other group. The assets attributed to the LiLAC Group are potentially subject to the liabilities attributed to the Liberty Global Group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to the Liberty Global Group. While our proposed management and allocation policies provide that reattributions of assets between groups will result in the creation of an inter-group loan or an inter-group interest or an offsetting reattribution of cash or other assets, no provision of our new articles prevents us from satisfying liabilities of the Liberty Global Group with assets of the LiLAC Group, and our creditors will not in any way be limited by our equity capital structure from proceeding against any assets they could have proceeded against if we did not have such a structure. Holders of Liberty Global Ordinary Shares may face similar considerations in that assets attributed to the Liberty Global Group may be required to be used to satisfy liabilities attributed to the LiLAC Group.
The market price of the Ordinary Shares of each group may not reflect the performance of the respective group. We cannot assure you that the market price of the LiLAC Ordinary Shares will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to the LiLAC Group. Holders of LiLAC Ordinary Shares will be ordinary shareholders of our company as a whole and, as such, will be subject to all risks (and many of the corresponding benefits) associated with an investment in our company and all of our businesses, assets and liabilities. As a result, the market price of each class of LiLAC Ordinary Shares may be affected by the performance or financial condition of our company as a whole. An adverse market reaction to events relating to the assets and businesses attributed to the Liberty Global Group, such as earnings announcements or announcements of new products or services, acquisitions or dispositions that the market does not view favorably, may have an adverse effect on the market price of LiLAC Ordinary Shares. Holders of Liberty Global Ordinary Shares may face similar considerations in that the price of the Liberty Global Ordinary Shares may not reflect the performance of the Liberty Global Group alone and may reflect the performance or financial condition of our company as a whole.
The market price of LiLAC Ordinary Shares may be volatile, could fluctuate substantially and could be affected by factors that do not affect traditional Ordinary Shares. To the extent the market price of LiLAC Ordinary Shares tracks the performance of more focused groups of businesses, assets and liabilities than the Old Liberty Global Ordinary Shares did prior to the LiLAC Transaction, the market prices of any class of LiLAC Ordinary Shares may be more volatile than the market price of Old Liberty Global Ordinary Shares historically was. The market price of LiLAC Ordinary Shares could also be more sensitive to events or developments that are material only for the LiLAC Group but would not be material for our company as a whole. The market price of LiLAC Ordinary Shares may be materially affected by, among other things:

▪	a potential discount that investors may apply because the LiLAC Ordinary Shares are issued by a common enterprise, rather than a standalone company;

▪	actual or anticipated fluctuations in the LiLAC Group’s operating results or in the operating results of particular companies attributable to the group;

▪

▪	events or developments affecting the countries or regions in which the businesses attributed to the LiLAC Group operate;

▪	potential acquisition activity in the LiLAC Group;

▪
issuances of debt or equity securities to raise capital by us or the companies in which we invest and the manner in which that debt or the proceeds of an equity issuance are attributed to the LiLAC Group;

▪	changes in financial estimates by securities analysts regarding the LiLAC Ordinary Shares or the businesses attributed to the LiLAC Group;

▪
the complex nature and the potential difficulties investors may have in understanding the terms of the LiLAC Ordinary Shares, as well as concerns regarding the possible effect of certain of those terms on an investment in our shares;

▪
the lack of market familiarity with tracking shares issued by an English company and of directly applicable legal precedent, since we are not aware of any other English company that has issued such shares; and

▪	general market conditions.
We have not historically paid any cash dividends, and we may not pay dividends equally or at all on any class of our ordinary shares. We do not presently intend to pay cash dividends on any class of our ordinary shares for the foreseeable future. However, we will have the right to pay dividends, effect securities distributions or make bonus issues on the shares of each of the Liberty Global Group and the LiLAC Group in equal or unequal amounts, and we may pay dividends, effect securities distributions or make bonus issues on the shares of one group and not pay dividends, effect securities distributions or make bonus issues on shares of the other group. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce our “distributable reserves” (defined as our accumulated, realized profits less accumulated, realized losses, as measured for U.K. statutory purposes) legally available to be paid as dividends by our company under English law on any of our ordinary shares, including on the ordinary shares relating to the other group.

The fiduciary requirements on our board of directors may in certain circumstances mean that our board of directors makes decisions that could adversely affect only some holders of our shares or that have a disparate impact on holders of any of our shares. Our equity capital structure could give rise to occasions when the interests of holders of Liberty Global Ordinary Shares might diverge or appear to diverge from the interests of holders of LiLAC Ordinary Shares. The Liberty Global Group and the LiLAC Group are not separate entities and thus holders of Liberty Global Ordinary Shares and LiLAC Ordinary Shares will not have the right to elect separate boards of directors. As a result, our company’s directors owe fiduciary duties under English law to our company as a whole as opposed to only particular shareholders or groups of shareholders, provided that the board’s actions are not found to be unfairly prejudicial to a shareholder’s interests. Decisions deemed to promote the success of the company for the benefit of its shareholders as a whole or otherwise deemed to be in the best interest of our company and all of our shareholders could be viewed as not being in the best interest of particular shareholders or groups of shareholders when considered independently. Examples include:

▪
decisions as to the terms of any business relationships that may be created between the Liberty Global Group and the LiLAC Group or the terms of any reattributions of businesses, assets and liabilities between the groups;

▪
decisions as to the allocation of consideration among the holders of Liberty Global Ordinary Shares and LiLAC Ordinary Shares, or among the classes of shares relating to either of our groups, to be received in connection with a scheme of arrangement involving our company;

▪

▪	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

▪	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

▪	decisions resulting in the redesignation, or conversion, of LiLAC Ordinary Shares into Liberty Global Ordinary Shares or deferred shares;

▪	decisions regarding the creation of, and, if created, the subsequent increase or decrease of any inter-group interest or loan that one group may have in or to the other group;

▪	decisions as to the internal or external financing attributable to businesses or assets attributed to either of our groups;

▪	decisions as to the dispositions of assets of either of our groups; and

▪	decisions as to the payment of dividends on the shares or share buybacks relating to either of our groups.
Our directors’ or officers’ ownership of LiLAC Ordinary Shares and Liberty Global Ordinary Shares may create or appear to create conflicts of interest. If our directors or officers own disproportionate interests (in percentage or value terms) in LiLAC Ordinary Shares or Liberty Global Ordinary Shares, that disparity could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of LiLAC Ordinary Shares or Liberty Global Ordinary Shares.
Other than pursuant to our management and allocation policies, we have not adopted and do not currently propose to adopt any specific procedures for consideration of matters involving a divergence of interests among holders of our two groups of ordinary shares, or among holders of different classes of shares relating to a specific group. Rather than develop additional specific procedures in advance, our board of directors intends to exercise its good faith business judgment from time to time, depending on the circumstances, as to how best to:

▪	obtain information regarding the divergence (or potential divergence) of interests;

▪	determine under what circumstances to seek the assistance of outside advisers;

▪	determine whether a committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and

▪
assess what is in the best interests of all of the company’s shareholders and relevant other stakeholders, and act in the way that the board of directors considers, in good faith, would be most likely to promote the success of the company for the benefit of its shareholders as a whole, having considered the interests of its relevant stakeholders.

Our board of directors believes the advantage of retaining flexibility in determining how to fulfill its responsibilities in any such circumstances as they may arise outweighs any perceived advantages of adopting additional specific procedures in advance.

Even though our shareholders initially approved our management and allocation policies, our board of directors may subsequently change those policies to the detriment of either group without shareholder approval. Our board of directors has adopted, after shareholder approval, certain management and allocation policies to serve as guidelines in making decisions regarding the relationships between the Liberty Global Group and the LiLAC Group with respect to matters such as tax liabilities and benefits, inter-group loans, inter-group interests, attribution of assets, financing alternatives, corporate opportunities, payment of dividends and similar items. These policies also set forth the initial attribution of our businesses, assets and liabilities between the two groups. Our board of directors may change or make exceptions to these policies at any time, and no shareholder approval will be required for any such changes or exceptions. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group disproportionately or exclusively advantage the other group.
Our management and allocation policies give our board of directors significant discretion. In addition to being subject to change, our management and allocation policies give our board of directors significant discretion. This includes discretion with respect to the recognition or adjustment of inter-group interests that the Liberty Global Group may be treated as holding in the LiLAC Group. This discretion will also extend to determining if, how and to what extent such inter-group interests will be taken into account in connection with any dividend or other distribution on the LiLAC Ordinary Shares, redesignation, or conversion, of LiLAC Ordinary Shares or any other transaction affecting the LiLAC Ordinary Shares. In making such determination, our board of directors may consider any factor that it deems appropriate, including without limitation, the tax effects of any event or transaction or the use of tax benefits. All determinations made by our board of directors in this regard will be final and binding on all holders of our ordinary shares. The broad discretion that these policies accord our board of directors also extends to other matters, including how future corporate opportunities that may present themselves in Latin America, Europe or elsewhere will be allocated between the LiLAC Group and the Liberty Global Group.
Our board of directors may, in its sole discretion, elect to redesignate, or convert, all of the LiLAC Ordinary Shares into Liberty Global Ordinary Shares, thereby changing the nature of the investment of holders of LiLAC Ordinary Shares and possibly diluting their economic interest in our company, which could result in a loss of value to them. Our new articles will permit our board of directors, in its sole discretion, to redesignate, or convert, all of the LiLAC Ordinary Shares into Liberty Global Ordinary Shares. There is no current plan or intention to redesignate, or convert, the LiLAC Ordinary Shares into Liberty Global Shares. Our board of directors may elect to exercise this authority at any time if it determines that such redesignation is in the best interests of the company and all of our shareholders. This could occur, for example, if our board of directors determines that the aggregate equity valuation of our company would be increased by eliminating the separate LiLAC Ordinary Shares, or in connection with a sale or other strategic transaction. In addition, our board may determine to effect such redesignation in connection with the sale of all or substantially all of the assets of the LiLAC Group. A redesignation would preclude the holders of LiLAC Ordinary Shares from retaining their investment in a security that is intended to reflect separately the performance of the LiLAC Group. We cannot predict the impact on the market value of our shares of (1) our board of directors’ ability to effect any such redesignation or (2) the exercise of this redesignation right by our board of directors. In addition, our board of directors may effect such a redesignation at a time when the market value of our shares could cause the holders of the LiLAC Ordinary Shares to be disadvantaged.
Under certain circumstances, including in connection with a distribution to holders of LiLAC Ordinary Shares of securities of another corporation, we may reduce the number of LiLAC Ordinary Shares proportionally, thereby reducing the voting power and liquidity of such shares. Our articles of association permit us to reduce the number of LiLAC Ordinary Shares in connection with certain transactions, including a distribution to holders of LiLAC Ordinary Shares of securities of another corporation or a distribution to holders of LiLAC Ordinary Shares following a disposition of the LiLAC Group. We expect that our board of directors would exercise this authority, in its discretion, in connection with a distribution to holders of LiLAC Ordinary Shares that would materially reduce the amount of assets attributed to the LiLAC Group. The purpose of reducing the number of LiLAC Ordinary Shares in this case would be to readjust the per share valuation and the aggregate voting power of the LiLAC Ordinary Shares to reflect the value of the assets attributed to the LiLAC Group following such transaction. Such reduction would further decrease the aggregate voting power of the LiLAC Ordinary Shares as compared to the Liberty Global Ordinary Shares. We cannot predict the impact on the market value of LiLAC Ordinary Shares of the possibility of any such reduction in the number of such shares, including any potential effects resulting from reduced liquidity of the remaining LiLAC Ordinary Shares.
A third party could acquire control of our company pursuant to an offer to acquire some or all of the Liberty Global Ordinary Shares only, leaving holders of LiLAC Ordinary Shares as minority shareholders. An offer to acquire shares in our company may be structured such that the offer is made to acquire only the Liberty Global Ordinary Shares. If such an acquisition of Liberty Global Ordinary Shares is successful, this would result in the holders of the LiLAC Ordinary Shares not sharing in any control premium paid to holders of the Liberty Global Ordinary Shares. In that case, holders of LiLAC Ordinary Shares would continue to be minority shareholders of a company with a third party majority shareholder, with no ability to vote against such a change, participate in such offer or otherwise realize any control premium.
Holders of Liberty Global Ordinary Shares or LiLAC Ordinary Shares may receive less consideration upon a sale of all or substantially all of the assets attributed to that group than if that group were a separate company. We cannot assure you whether the per share consideration to be paid to holders of Liberty Global Ordinary Shares or LiLAC Ordinary Shares in connection with a sale of all or substantially all of the assets of the Liberty Global Group or the LiLAC Group, as applicable, will be equal to or more than the per share value of that share prior to or after the announcement of such a sale. In addition, if the the Liberty Global Group or the LiLAC Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level or withholding or other cross-border taxes, might not be payable in connection with that acquisition. As a result, shareholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Liberty Global Ordinary Shares or LiLAC Ordinary Shares, as applicable, would receive upon a sale of all or substantially all of the assets attributed to such group. Further, there is no requirement that the consideration paid be tax-free to the holders of the shares relating to that group. Accordingly, if we sell all or substantially all of the assets attributed to the Liberty Global Group or the LiLAC Group, the holders of the Liberty Global Ordinary Shares or LiLAC Ordinary Shares, as applicable, could suffer a loss in the value of their investment in our company.
Certain protections that our new articles provide to holders of LiLAC Ordinary Shares in connection with a sale of not less than 80% of the fair value of the assets of, or equity interests in, the LiLAC Group may not apply if we do not have sufficient distributable reserves or share premium available following such disposition. Our articles of association provide that in connection with a disposition of not less than 80% of the fair value of the assets of, or equity interests in, the LiLAC Group, subject to certain exempt dispositions, our board of directors will be required to distribute cash or other assets with a fair value equal to the available net proceeds of such disposition to holders of LiLAC Ordinary Shares (with or without a concurrent proportional reduction in the number of outstanding LiLAC Ordinary Shares), redesignate, or convert, a portion of LiLAC Ordinary Shares into Liberty Global Ordinary Shares at a 10% premium, or do a combination of the foregoing. However, our company’s ability to take any of such actions at the time may depend (and in the case of a dividend or other distribution, will depend) on the availability of sufficient distributable reserves for the payment of a dividend or other distribution or sufficient share premium required for the creation of additional shares. If sufficient distributable reserves or share premium are not available at the time of the disposition, our board of directors will be permitted to effect the disposition without distributing an amount equal to the net proceeds of such disposition to holders of LiLAC Ordinary Shares or redesignating LiLAC Ordinary Shares into Liberty Global Ordinary Shares, subject to the board’s fiduciary duties.

In the event of a liquidation of Liberty Global, neither holders of Liberty Global Ordinary Shares nor holders of LiLAC Ordinary Shares will have priority with respect to the assets attributed to the respective group remaining for distribution to shareholders. Under our new articles, upon Liberty Global’s liquidation, dissolution or winding up, holders of the LiLAC Ordinary Shares will be entitled to receive, in respect of their respective shares, their proportionate interest in all of Liberty Global’s assets, if any, remaining for distribution to holders of ordinary shares in proportion to their respective number of “liquidation units.” Relative liquidation units were determined based on the volume weighted average prices of the Liberty Global Ordinary Shares and the LiLAC Ordinary Shares over the 20 trading-day period commencing shortly following the LiLAC Transaction. Hence, the assets to be distributed to a holder of LiLAC Ordinary Shares upon a liquidation, dissolution or winding up of Liberty Global will not directly relate to the value of the assets attributed to the LiLAC Group and will not reflect changes in the relative value of the Liberty Global Group and the LiLAC Group over time. Holders of the Liberty Global Ordinary Shares may face similar considerations in the event of a liquidation in that any distribution to them upon a liquidation, dissolution or winding up may not directly relate to the value of the assets attributed to the Liberty Global Group and will not reflect changes to the relative values of the groups over time.
Holders of LiLAC Ordinary Shares will have separate voting rights only on a limited set of matters and could be outvoted by holders of Liberty Global Ordinary Shares on all other matters. Holders of Liberty Global Ordinary Shares and LiLAC Ordinary Shares will vote together as a single class, except in certain limited circumstances prescribed by our new articles or as required by English law. Each Class B ordinary share of each group will have ten votes, and each Class A ordinary share of each group will have one vote. Holders of Class C ordinary shares of each group will have no voting rights at general meetings of the company or meetings of all of the shares relating to one group. When holders of Liberty Global Ordinary Shares and LiLAC Ordinary Shares vote together as a single class, holders having a majority of the votes (or 75%, in the case of a vote requiring a special resolution) present and voting will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among our shareholders or has a greater impact on one group than the other. As of July 1, 2015, the date of the distribution of the LiLAC Ordinary Shares, holders of Liberty Global Ordinary Shares collectively directed approximately 95% of the aggregate voting power in our company, and holders of LiLAC Ordinary Shares collectively directed approximately 5% of the aggregate voting power in our company.
Our equity capital structure, as well as the fact that the LiLAC Group and the Liberty Global Group are not independent companies, may inhibit or prevent acquisition bids for either group and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. If the LiLAC Group and the Liberty Global Group were separate independent companies, any person interested in acquiring the LiLAC Group or the Liberty Global Group without negotiating with management could seek control of that group by obtaining control of its outstanding voting shares, by means of a tender offer, or by means of a scheme of arrangement. Although we intend for the LiLAC Ordinary Shares to reflect the separate economic performance of the LiLAC Group, neither the LiLAC Group nor the Liberty Global Group are separate entities, and a person interested in acquiring only one group without negotiating with our management could obtain control of that group only by obtaining control of a majority in voting power of all of the outstanding voting shares of our company. The existence of shares, and different classes of shares, relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to the structure being proposed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2015:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2015 through April 30, 2015:
Class A	—	$—	—	(b)
Class C	2,988,975	$50.58	2,988,975	(b)
May 1, 2015 through May 31, 2015:
Class A	—	$—	—	(b)
Class C	2,811,148	$51.15	2,811,148	(b)
June 1, 2015 through June 30, 2015:
Class A	—	$—	—	(b)
Class C	3,071,423	$53.00	3,071,423	(b)
Total — April 1, 2015 through June 30, 2015:
Class A	—	$—	—	(b)
Class C	8,871,546	$51.60	8,871,546	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At June 30, 2015, the remaining amount authorized for share repurchases was $3,002.8 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 — Articles of Incorporation
3.1
Articles of Association of Liberty Global, effective as of July 1, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed June 19, 2015 (File No. 001-35961)).

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

4.2
Additional Facility AK Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AK Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.2 to the April 2015 8-K/A).

4.3
Additional Facility AL Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AL Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.3 to the April 2015 8-K/A).

4.4
Additional Facility Z Accession Agreement, dated May 7, 2015, between, among others, Telenet International Finance S.a.r.L. as Borrower, Telenet N.V., The Bank of Nova Scotia as Facility Agent, KBC Bank N.V. Security Agent and The Royal Bank of Scotland PLC, Societe Generale, London Branch, Deutsche Bank AG, London Branch, Credit Suisse AG, London Branch, ScotiaBank Europe PLC and Goldman Sachs Bank USA as Additional Facility Z Lenders, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2015 (File No. 001-35961) (the May 2015 8-K)).

4.5
Additional Facility AA Accession Agreement, dated May 7, 2015, between, among others, Telenet International Finance S.a.r.L. as Borrower, Telenet N.V., The Bank of Nova Scotia as Facility Agent, KBC Bank N.V. Security Agent and The Royal Bank of Scotland PLC, Societe Generale, London Branch, Deutsche Bank AG, London Branch, Credit Suisse AG, London Branch, The Bank of Nova Scotia and Goldman Sachs Bank USA as Additional Facility AA Lenders, under the Telenet Credit Agreement(incorporated by reference to Exhibit 4.2 to the May 2015 8-K).

4.6
Additional Facility AL2 Accession Agreement, dated May 20, 2015, among UPC Financing Partnership as Borrower, The Bank of New York Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AL2 Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 21, 2015 (File No. 001-35961).

4.7
Additional Facility F Accession Agreement, dated May 29, 2015, among Virgin Media Bristol LLC as Borrower, The Bank of Nova Scotia as Facility Agent, Virgin Media Communications Networks Limited and the Bank of Nova Scotia as Additional Facility F Lender, under the Virgin Media Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2015 (File No. 001-35961) (the June 2015 8-K)).

4.8
Amended and Restated First Lien Credit Agreement dated as of July 7, 2014, among Liberty Puerto Rico, the guarantors party thereto from time to time, The Bank of Nova Scotia, as Administrative Agent, each lender form time to time party thereto and Scotiabank de Puerto Rico as L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2015 (File No. 001-35961) (the July 2015 8-K)).

4.9
Amended and Restated Second Lien Credit Agreement dated as of July 7, 2014, among Liberty Puerto Rico, the guarantors party thereto from time to time, The Bank of Nova Scotia, as Administrative Agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 4.2 to the July 2015 8-K).

4.10
Additional Term B-1 Facility Joinder Agreement dated as of June 1, 2015, among Liberty Puerto Rico, The Bank of Nova Scotia as Administrative Agent and Collateral Agent and the Additional Term B-1 Facility Lenders party thereto (incorporated by reference to Exhibit 4.3 to the July 2015 8-K).

4.11
Additional Term B-2 Facility Joinder Agreement dated as of June 1, 2015, among Liberty Puerto Rico, The Bank of Nova Scotia as Administrative Agent and Collateral Agent and the Additional Term B-2 Facility Lenders party thereto (incorporated by reference to Exhibit 4.3 to the July 2015 8-K).

4.12
Telenet Additional Facility X2 Accession Agreement, dated July 1, 2015, among inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility X2 Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2015 (File No. 001-35961)).

4.13
Senior Facilities Agreement, dated as of June 7, 2013 as amended on June 14, 2013 and as amended and restated on July 30, 2015, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media and the lenders thereto.*

4.14
Amended and Restated Third Supplemental Indenture, dated as of July 17, 2015 and effective as of July 1, 2015, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016.*

4.15
Telenet Additional Facility AB Accession Agreement, dated July 24, 2015, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, and the other parties thereto, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 30, 2015 (File No. 001-35061).

10 — Material Contracts:

10.1
Form of Performance Share Units Agreement under the 2014 Incentive Plan (Effective March 1, 2015 as amended and restated effective February 24, 2015, dated as of March 19, 2015, between the Registrant and Michael T. Fries.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

99.1	Unaudited Attributed Financial Information*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	August 4, 2015	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 4, 2015	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	August 4, 2015	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3 — Articles of Incorporation
3.1
Articles of Association of Liberty Global, effective as of July 1, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed June 19, 2015 (File No. 001-35961)).

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

4.2
Additional Facility AK Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AK Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.2 to the April 2015 8-K/A).

4.3
Additional Facility AL Accession Agreement, dated April 15, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AL Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.3 to the April 2015 8-K/A).

4.4
Additional Facility Z Accession Agreement, dated May 7, 2015, between, among others, Telenet International Finance S.a.r.L. as Borrower, Telenet N.V., The Bank of Nova Scotia as Facility Agent, KBC Bank N.V. Security Agent and The Royal Bank of Scotland PLC, Societe Generale, London Branch, Deutsche Bank AG, London Branch, Credit Suisse AG, London Branch, ScotiaBank Europe PLC and Goldman Sachs Bank USA as Additional Facility Z Lenders, under the Telenet Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2015 (File No. 001-35961) (the May 2015 8-K)).

4.5
Additional Facility AA Accession Agreement, dated May 7, 2015, between, among others, Telenet International Finance S.a.r.L. as Borrower, Telenet N.V., The Bank of Nova Scotia as Facility Agent, KBC Bank N.V. Security Agent and The Royal Bank of Scotland PLC, Societe Generale, London Branch, Deutsche Bank AG, London Branch, Credit Suisse AG, London Branch, The Bank of Nova Scotia and Goldman Sachs Bank USA as Additional Facility AA Lenders, under the Telenet Credit Agreement(incorporated by reference to Exhibit 4.2 to the May 2015 8-K).

4.6
Additional Facility AL2 Accession Agreement, dated May 20, 2015, among UPC Financing Partnership as Borrower, The Bank of New York Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding B.V. and UPCB Finance IV Limited as Additional Facility AL2 Lender, under the UPC Broadband Holding Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 21, 2015 (File No. 001-35961).

4.7
Additional Facility F Accession Agreement, dated May 29, 2015, among Virgin Media Bristol LLC as Borrower, The Bank of Nova Scotia as Facility Agent, Virgin Media Communications Networks Limited and the Bank of Nova Scotia as Additional Facility F Lender, under the Virgin Media Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2015 (File No. 001-35961) (the June 2015 8-K)).

4.8
Amended and Restated First Lien Credit Agreement dated as of July 7, 2014, among Liberty Puerto Rico, the guarantors party thereto from time to time, The Bank of Nova Scotia, as Administrative Agent, each lender form time to time party thereto and Scotiabank de Puerto Rico as L/C Issuer and Swing Line Lender (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 2, 2015 (File No. 001-35961) (the July 2015 8-K)).

4.9
Amended and Restated Second Lien Credit Agreement dated as of July 7, 2014, among Liberty Puerto Rico, the guarantors party thereto from time to time, The Bank of Nova Scotia, as Administrative Agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 4.2 to the July 2015 8-K).

4.10
Additional Term B-1 Facility Joinder Agreement dated as of June 1, 2015, among Liberty Puerto Rico, The Bank of Nova Scotia as Administrative Agent and Collateral Agent and the Additional Term B-1 Facility Lenders party thereto (incorporated by reference to Exhibit 4.3 to the July 2015 8-K).

4.11
Additional Term B-2 Facility Joinder Agreement dated as of June 1, 2015, among Liberty Puerto Rico, The Bank of Nova Scotia as Administrative Agent and Collateral Agent and the Additional Term B-2 Facility Lenders party thereto (incorporated by reference to Exhibit 4.3 to the July 2015 8-K).

4.12
Telenet Additional Facility X2 Accession Agreement, dated July 1, 2015, among inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, The Bank of Nova Scotia as Facility Agent, KBC Bank NV as Security Agent and the financial institutions listed therein as Additional Facility X2 Lenders, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time, among Telenet Bidco NV (now known as Telenet NV) as borrower, Toronto Dominion (Texas) LLC as facility agent, the parties listed therein as original guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as mandated lead arrangers, KBC Bank NV as security agent, and the financial institutions listed therein as initial original lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 8, 2015 (File No. 001-35961)).

4.13
Senior Facilities Agreement, dated as of June 7, 2013 as amended on June 14, 2013 and as amended and restated on July 30, 2015, among, among others, Virgin Media Finance PLC, certain other subsidiaries of Virgin Media and the lenders thereto.*

4.14
Amended and Restated Third Supplemental Indenture, dated as of July 17, 2015 and effective as of July 1, 2015, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016.*

4.15
Telenet Additional Facility AB Accession Agreement, dated July 24, 2015, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, and the other parties thereto, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 30, 2015 (File No. 001-35061).

10 — Material Contracts:

10.1
Form of Performance Share Units Agreement under the 2014 Incentive Plan (Effective March 1, 2015 as amended and restated effective February 24, 2015, dated as of March 19, 2015, between the Registrant and Michael T. Fries.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

99.1	Unaudited Attributed Financial Information*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith