Form 10-Q
period 2015-09-30
Liberty Global plc
filed 2015-11-05
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35961
Liberty Global plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1112770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Griffin House, 161 Hammersmith Rd, London, United Kingdom	W6 8BS
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+44.208.483.6449 or 303.220.6600
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of October 30, 2015 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	252,695,253	10,472,517	597,179,863
LiLAC ordinary shares	12,630,532	523,423	30,772,736

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2015	December 31, 2014
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,111.2	$1,158.5
Trade receivables, net	1,283.1	1,499.5
Deferred income taxes	372.5	290.3
Derivative instruments (note 5)	278.4	446.6
Prepaid expenses	201.9	189.7
Other current assets	220.4	335.9
Total current assets	3,467.5	3,920.5
Investments (including $2,256.5 million and $1,662.7 million, respectively, measured at fair value) (note 4)	2,504.0	1,808.2
Property and equipment, net (note 7)	22,256.4	23,840.6
Goodwill (note 7)	27,693.3	29,001.6
Intangible assets subject to amortization, net (note 7)	7,581.0	9,189.8
Other assets, net (note 5)	6,050.6	5,081.2
Total assets	$69,552.8	$72,841.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2015	December 31, 2014
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,099.5	$1,039.0
Deferred revenue and advance payments from subscribers and others	1,270.9	1,452.2
Current portion of debt and capital lease obligations (note 8)	1,958.7	1,550.9
Accrued interest	659.9	690.6
Accrued income taxes	471.0	413.7
Accrued capital expenditures	412.4	412.4
Derivative instruments (note 5)	357.7	1,043.7
Other accrued and current liabilities (note 12)	2,061.7	2,587.8
Total current liabilities	8,291.8	9,190.3
Long-term debt and capital lease obligations (note 8)	45,098.0	44,608.1
Other long-term liabilities (notes 5 and 12)	4,522.1	4,927.5
Total liabilities	57,911.9	58,725.9
Commitments and contingencies (notes 3, 5, 8, 9 and 14)
Equity (notes 1 and 10):
Liberty Global shareholders:
Liberty Global Shares - Class A, $0.01 nominal value. Issued and outstanding 252,687,082 and nil shares, respectively	2.5	—
Liberty Global Shares - Class B, $0.01 nominal value. Issued and outstanding 10,472,517 and nil shares, respectively	0.1	—
Liberty Global Shares - Class C, $0.01 nominal value. Issued and outstanding 604,606,991 and nil shares, respectively	6.0	—
LiLAC Shares - Class A, $0.01 nominal value. Issued and outstanding 12,630,532 and nil shares, respectively	0.1	—
LiLAC Shares - Class B, $0.01 nominal value. Issued and outstanding 523,423 and nil shares, respectively	—	—
LiLAC Shares - Class C, $0.01 nominal value. Issued and outstanding 30,772,736 and nil shares, respectively	0.3	—
Old Liberty Global Shares - Class A, $0.01 nominal value. Issued and outstanding nil and 251,167,686 shares, respectively	—	2.5
Old Liberty Global Shares - Class B, $0.01 nominal value. Issued and outstanding nil and 10,139,184 shares, respectively	—	0.1
Old Liberty Global Shares - Class C, $0.01 nominal value. Issued and outstanding nil and 630,353,372 shares, respectively	—	6.3
Additional paid-in capital	15,644.9	17,070.8
Accumulated deficit	(4,876.5)	(4,007.6)
Accumulated other comprehensive earnings, net of taxes	1,371.3	1,646.6
Treasury shares, at cost	(0.9)	(4.2)
Total Liberty Global shareholders	12,147.8	14,714.5
Noncontrolling interests	(506.9)	(598.5)
Total equity	11,640.9	14,116.0
Total liabilities and equity	$69,552.8	$72,841.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	in millions, except per share amounts

Revenue (note 15)	$4,597.4	$4,497.2	$13,680.8	$13,633.1
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 11)	1,691.7	1,659.7	5,042.1	5,077.7
Selling, general and administrative (SG&A) (including share-based compensation) (note 11)	838.8	800.0	2,417.5	2,355.0
Depreciation and amortization	1,458.4	1,313.5	4,387.6	4,084.0
Impairment, restructuring and other operating items, net (note 12)	63.0	20.3	105.7	161.5
	4,051.9	3,793.5	11,952.9	11,678.2
Operating income	545.5	703.7	1,727.9	1,954.9
Non-operating income (expense):
Interest expense	(617.7)	(617.3)	(1,834.4)	(1,912.6)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	742.0	527.9	680.8	(177.3)
Foreign currency transaction losses, net	(216.2)	(375.8)	(911.4)	(433.0)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (notes 4 and 6)	(276.1)	92.2	(13.9)	189.4
Losses on debt modification and extinguishment, net (note 8)	(34.3)	(9.6)	(382.6)	(83.5)
Other income (expense), net	(5.1)	0.2	(7.8)	11.8
	(407.4)	(382.4)	(2,469.3)	(2,405.2)
Earnings (loss) from continuing operations before income taxes	138.1	321.3	(741.4)	(450.3)
Income tax benefit (expense) (note 9)	2.5	(145.6)	(49.6)	(28.0)
Earnings (loss) from continuing operations	140.6	175.7	(791.0)	(478.3)
Discontinued operation (note 1):
Earnings from discontinued operation, net of taxes	—	—	—	0.8
Gain on disposal of discontinued operation, net of taxes	—	—	—	332.7
	—	—	—	333.5
Net earnings (loss)	140.6	175.7	(791.0)	(144.8)
Net earnings attributable to noncontrolling interests	(7.3)	(18.6)	(77.9)	(26.8)
Net earnings (loss) attributable to Liberty Global shareholders	$133.3	$157.1	$(868.9)	$(171.6)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (notes 1 and 13):
Liberty Global Shares	$0.12		$0.12
LiLAC Shares	$0.69		$0.69
Old Liberty Global Shares:
Continuing operations		$0.20	$(1.13)	$(0.64)
Discontinued operation		—	—	0.43
		$0.20	$(1.13)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	in millions

Net earnings (loss)	$140.6	$175.7	$(791.0)	$(144.8)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(515.2)	(788.9)	(276.6)	(313.9)
Reclassification adjustments included in net earnings (loss)	0.5	0.3	1.5	64.5
Other	0.9	(0.1)	(0.1)	(0.1)
Other comprehensive loss	(513.8)	(788.7)	(275.2)	(249.5)
Comprehensive loss	(373.2)	(613.0)	(1,066.2)	(394.3)
Comprehensive earnings attributable to noncontrolling interests	(7.3)	(18.7)	(78.0)	(27.1)
Comprehensive loss attributable to Liberty Global shareholders	$(380.5)	$(631.7)	$(1,144.2)	$(421.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Old Liberty Global Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2015	$—	$—	$8.9	$17,070.8	$(4,007.6)	$1,646.6	$(4.2)	$14,714.5	$(598.5)	$14,116.0
Net loss	—	—	—	—	(868.9)	—	—	(868.9)	77.9	(791.0)
Other comprehensive loss, net of taxes	—	—	—	—	—	(275.3)	—	(275.3)	0.1	(275.2)
Repurchase and cancellation of Liberty Global ordinary shares (note 10)	—	—	(0.1)	(1,450.0)	—	—	—	(1,450.1)	—	(1,450.1)
Share-based compensation (note 11)	—	—	—	221.4	—	—	—	221.4	—	221.4
Liberty Global call option contracts	(0.1)	—	(0.1)	(120.5)	—	—	—	(120.7)	—	(120.7)
Impact of the LiLAC Transaction (note 1)	8.7	0.4	(8.7)	(0.4)	—	—	—	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(76.4)	—	—	3.3	(73.1)	13.6	(59.5)
Balance at September 30, 2015	$8.6	$0.4	$—	$15,644.9	$(4,876.5)	$1,371.3	$(0.9)	$12,147.8	$(506.9)	$11,640.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2015	2014
	in millions
Cash flows from operating activities:
Net loss	$(791.0)	$(144.8)
Earnings from discontinued operation	—	(333.5)
Loss from continuing operations	(791.0)	(478.3)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Share-based compensation expense	253.0	182.6
Depreciation and amortization	4,387.6	4,084.0
Impairment, restructuring and other operating items, net	105.7	161.5
Amortization of deferred financing costs and non-cash interest accretion	59.6	63.6
Realized and unrealized losses (gains) on derivative instruments, net	(680.8)	177.3
Foreign currency transaction losses, net	911.4	433.0
Realized and unrealized losses (gains) due to changes in fair values of certain investments, including impact of dividends	15.0	(189.4)
Losses on debt modification and extinguishment, net	382.6	83.5
Deferred income tax benefit	(280.7)	(243.2)
Excess tax benefit from share-based compensation	(27.0)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(176.1)	(204.5)
Net cash used by operating activities of discontinued operation	—	(9.6)
Net cash provided by operating activities	4,159.3	4,060.5
Cash flows from investing activities:
Capital expenditures	(1,851.5)	(2,046.3)
Investments in and loans to affiliates and others	(771.4)	(994.2)
Cash paid in connection with acquisitions, net of cash acquired	(281.2)	(34.5)
Proceeds received upon disposition of discontinued operation, net of disposal costs	—	988.5
Other investing activities, net	41.4	(5.3)
Net cash used by investing activities of discontinued operation	—	(3.8)
Net cash used by investing activities	$(2,862.7)	$(2,095.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2015	2014
	in millions
Cash flows from financing activities:
Borrowings of debt	$13,293.5	$4,455.2
Repayments and repurchases of debt and capital lease obligations	(12,293.6)	(6,853.6)
Repurchase of Liberty Global ordinary shares	(1,404.7)	(961.0)
Payment of financing costs and debt premiums	(395.0)	(191.0)
Net cash paid related to derivative instruments	(298.8)	(146.7)
Purchase of additional shares of subsidiaries	(142.2)	—
Net cash received (paid) associated with call option contracts on Liberty Global ordinary shares	(121.1)	5.9
Other financing activities, net	10.6	12.9
Net cash used by financing activities of discontinued operation	—	(1.2)
Net cash used by financing activities	(1,351.3)	(3,679.5)

Effect of exchange rate changes on cash – continuing operations	7.4	(32.4)

Net decrease in cash and cash equivalents:
Continuing operations	(47.3)	(1,732.4)
Discontinued operation	—	(14.6)
Net decrease in cash and cash equivalents	(47.3)	(1,747.0)
Cash and cash equivalents:
Beginning of period	1,158.5	2,701.9
End of period	$1,111.2	$954.9

Cash paid for interest – continuing operations	$1,767.4	$1,855.6
Net cash paid for taxes:
Continuing operations	$192.6	$67.8
Discontinued operation	—	2.2
Total	$192.6	$70.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2015
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at September 30, 2015 in 14 countries. Through our wholly-owned subsidiary Virgin Media Inc. (Virgin Media), we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.) and Ireland. Through Ziggo Group Holding B.V. (Ziggo Group Holding), Unitymedia GmbH (Unitymedia), each a wholly-owned subsidiary, and Telenet Group Holding NV (Telenet), a 57.1%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands, Germany and Belgium, respectively. Through UPC Holding BV (UPC Holding), we provide (a) video, broadband internet and fixed-line telephony services in seven other European countries and (b) mobile services in four other European countries. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR GlobalCom SpA (VTR). In Puerto Rico, we provide video, broadband internet and fixed-line telephony services through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. The operations of VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

On July 1, 2015, we completed the approved steps of the “LiLAC Transaction” whereby we (i) reclassified our then outstanding Class A, Class B and Class C Liberty Global ordinary shares (collectively, the Old Liberty Global Shares) into corresponding classes of new Liberty Global ordinary shares (collectively, the Liberty Global Shares) and (ii) capitalized a portion of our share premium account and distributed as a dividend (or a “bonus issue” under U.K. law) our LiLAC Class A, Class B and Class C ordinary shares (collectively, the LiLAC Shares). Pursuant to the LiLAC Transaction, each holder of Class A, Class B and Class C Old Liberty Global Shares remained a holder of the same amount and class of Liberty Global Shares and received one share of the corresponding class of LiLAC Shares for each 20 Old Liberty Global Shares held as of the record date for such distribution. Accordingly, we issued 12,625,362 Class A, 523,626 Class B and 30,776,883 Class C LiLAC Shares. Cash was issued in lieu of fractional LiLAC Shares. The LiLAC Shares have a nominal value of $0.01 per share. The impact of the LiLAC Transaction on our capitalization and earnings (loss) per share presentation has been reflected in these condensed consolidated financial statements prospectively from July 1, 2015. Accordingly, (a) our net earnings (loss) attributed to Liberty Global Shares and LiLAC Shares relates to the period from July 1, 2015 through September 30, 2015 and (b) our net loss attributed to Old Liberty Global Shares relates to periods prior to July 1, 2015.

The Liberty Global Shares and the LiLAC Shares are tracking shares. Tracking shares are intended by the issuing company to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. The Liberty Global Shares and the LiLAC Shares are intended to track the economic performance of the Liberty Global Group and the LiLAC Group, respectively (each as defined and described below). While the Liberty Global Group and the LiLAC Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking shares have no direct claim to the group’s assets and are not represented by separate boards of directors. Instead, holders of tracking shares are shareholders of the parent corporation, with a single board of directors, and are subject to all of the risks and liabilities of the parent corporation. We and our subsidiaries each continue to be responsible for our respective liabilities. Holders of Liberty Global Shares, LiLAC Shares and any other of our capital shares designated as ordinary shares from time to time will continue to be subject to risks associated with an investment in our company as a whole, even if a holder does not own both Liberty Global Shares and LiLAC Shares.
The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (ii) Lila Chile Holding BV (Lila Chile Holding), which is the parent entity of VTR Finance, (iii) LiLAC Holdings Inc. (LiLAC Holdings) and its subsidiaries, which include Liberty Puerto Rico, and (iv) prior to July 1, 2015, the costs associated with certain corporate employees of Liberty Global that are exclusively focused on the management of the LiLAC Group (the LiLAC Corporate Costs). Effective July 1, 2015, these corporate employees were transferred to LiLAC Holdings. The “Liberty Global Group” comprises our businesses, assets and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

liabilities not attributed to the LiLAC Group, including Virgin Media, Ziggo Group Holding, Unitymedia, Telenet, UPC Holding, our corporate entities (excluding the LiLAC Corporate Costs) and certain other less significant entities.

For additional information regarding our tracking share capital structure, including unaudited attributed financial information of the Liberty Global Group and the LiLAC Group, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2015.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU No. 2015-14, will replace existing revenue recognition guidance in GAAP when it becomes effective January 1, 2018. Early application is permitted, but no sooner than January 1, 2017. This new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3)    Acquisitions

Pending Acquisition

On April 18, 2015, Telenet entered into a definitive agreement (the BASE Agreement) to acquire BASE Company NV (BASE) for a purchase price of €1,324.4 million ($1,480.9 million). BASE is the third-largest mobile network operator in Belgium. We expect that this acquisition will provide Telenet with cost-effective long-term mobile access to effectively compete for future growth opportunities in the Belgium mobile market. Telenet intends to finance the acquisition of BASE through a combination of €1.0 billion ($1.1 billion) of new debt facilities and existing liquidity. The acquisition of BASE is subject to customary closing conditions, including merger approval from the relevant competition authorities, and is expected to close by the end of March

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

2016. The BASE Agreement provides that in the event the relevant competition authorities fail to approve the transaction, Telenet would be required to pay the seller a termination fee of €100.0 million ($111.8 million).

2015 Acquisition

On June 3, 2015, pursuant to a stock purchase agreement (the Choice Purchase Agreement) with the parent of Puerto Rico Cable Acquisition Company Inc., dba Choice Cable TV (Choice) and following regulatory approval, one of our subsidiaries, together with investment funds affiliated with Searchlight Capital Partners, L.P. (collectively, Searchlight), acquired 100% of Choice (the Choice Acquisition). Choice is a cable and broadband services provider in Puerto Rico. We acquired Choice in order to achieve certain financial, operational, and strategic benefits through the integration of Choice with Liberty Puerto Rico. The combined business is 60%-owned by our company and 40%-owned by Searchlight.
The purchase price for Choice of $276.4 million was funded through (i) Liberty Puerto Rico’s incremental debt borrowings, net of discount and fees, of $259.1 million, (ii) cash of $10.5 million and (iii) an equity contribution from Searchlight of $6.8 million.
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

Cash and cash equivalents	$3.6
Other current assets	7.9
Property and equipment, net	79.8
Goodwill (a)	51.7
Intangible assets subject to amortization, net (b)	59.1
Franchise rights	147.8
Other assets, net	0.3
Other accrued and current liabilities	(13.3)
Non-current deferred tax liabilities	(60.5)
Total purchase price (c)	$276.4
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

(b)	Amount primarily includes intangible assets related to customer relationships. As of June 3, 2015, the weighted average useful life of Choice’s intangible assets was approximately ten years.

(c)	Excludes direct acquisition costs of $8.5 million, which are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

2014 Acquisition

On November 11, 2014, we gained control of Ziggo Holding B.V. (Ziggo) through the acquisition of 136,603,794 additional Ziggo shares, which increased our ownership interest in Ziggo to 88.9% (the Ziggo Acquisition). Ziggo is a provider of video, broadband internet, fixed-line telephony and mobile services in the Netherlands. From November 12, 2014 through November

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

19, 2014, we acquired 18,998,057 additional Ziggo shares, further increasing our ownership interest in Ziggo to 98.4% (the Ziggo NCI Acquisition). In December 2014, we initiated a statutory squeeze-out procedure in accordance with the Dutch Civil Code (the Statutory Squeeze-out) in order to acquire the remaining 3,162,605 Ziggo shares not tendered through November 19, 2014. Under the Statutory Squeeze-out, which was completed during the second quarter of 2015, Ziggo shareholders other than Liberty Global received cash consideration of €39.78 ($47.29 at the applicable rates) per share, plus interest, for an aggregate of €125.9 million ($142.2 million at the applicable rates). This amount was approved in April 2015 by the Enterprise Court in the Netherlands.

For accounting purposes, (i) the Ziggo Acquisition was treated as the acquisition of Ziggo by Liberty Global and (ii) the Ziggo NCI Acquisition and the Statutory Squeeze-out were treated as the acquisitions of a noncontrolling interest.
We received regulatory clearance from the European Commission for the Ziggo Acquisition on October 10, 2014. The clearance was conditioned upon our commitment to divest our Film1 channels to a third party and to carry Film1 on our network in the Netherlands for a period of three years. On July 21, 2015, we sold our Film1 channels to Sony Pictures Television Networks. Under the terms of the agreement, all five Film1 channels will continue to be carried on certain of our networks for a period of at least three years.
In July 2015, the Dutch incumbent telecommunications operator filed an appeal against the European Commission regarding its decision to approve the Ziggo Acquisition. We are not a party to the appeal and we do not expect that the filing of this appeal will have any impact on the ongoing integration and development of our operations in the Netherlands.
Pro Forma Information
The following unaudited pro forma condensed consolidated operating results for the three months ended September 30, 2014 and the nine months ended September 30, 2015 and 2014 give effect to (i) the acquisition of 100% of Ziggo and (ii) the Choice Acquisition, as if they had been completed as of January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable. In the following table, we present the revenue that is attributed to the Liberty Global Group and the LiLAC Group as if such revenue had been attributed to each group at the beginning of each period presented. However, our presentation of net earnings (loss) and basic and diluted earnings (loss) per share attributed to (a) Liberty Global Shares, (b) LiLAC Shares and (c) Old Liberty Global Shares only includes the results of operations for the periods during which these shares were outstanding. Accordingly, (1) our net earnings (loss) attributed to Liberty Global Shares and LiLAC Shares relates to the period from July 1, 2015 through September 30, 2015 and (2) our net loss attributed to Old Liberty Global Shares relates to periods prior to July 1, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

	Three months ended	Nine months ended
	September 30,	September 30,
	2014	2015	2014
	in millions, except per share amounts
Revenue:
Liberty Global Group:
Continuing operations	$4,724.4	$12,772.8	$14,341.5
Discontinued operation	—	—	26.6
Total - Liberty Global Group	4,724.4	12,772.8	14,368.1
LiLAC Group	322.0	945.1	971.7
Intergroup eliminations	—	—	(0.1)
Total	$5,046.4	$13,717.9	$15,339.7

Net earnings (loss) attributable to Liberty Global shareholders:
Liberty Global Shares	$—	$102.9	$—
LiLAC Shares	—	30.4	—
Old Liberty Global Shares	(12.3)	(1,000.4)	(658.3)
Total	$(12.3)	$(867.1)	$(658.3)

Basic and diluted loss attributable to Liberty Global shareholders per share:
Liberty Global Shares		$0.12
LiLAC Shares		$0.69
Old Liberty Global Shares	$(0.01)	$(1.13)	$(0.73)
Our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 include revenue of $22.6 million and $30.0 million, respectively, and net earnings of $1.1 million and $1.2 million, respectively, attributable to Choice.

(4)    Investments

The details of our investments are set forth below:

	September 30, 2015	December 31, 2014
Accounting Method
	in millions
Fair value:
ITV — subject to re-use rights	$1,483.5	$871.2
Sumitomo	439.5	473.1
Other	333.5	318.4
Total — fair value	2,256.5	1,662.7
Equity	247.1	145.1
Cost	0.4	0.4
Total	$2,504.0	$1,808.2

ITV

As of June 30, 2015, we owned 259,820,065 shares of ITV plc (ITV), a commercial broadcaster in the U.K. On July 30, 2015, we acquired an additional 138,695,445 shares of ITV from British Sky Broadcasting Group plc at a per share price of

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

£2.716 ($4.23 at the transaction date), for an additional investment of £376.7 million ($587.0 million at the transaction date). The aggregate purchase price of these additional ITV shares was financed through borrowings under a secured borrowing arrangement (the ITV Collar Loan). This purchase increased our total ownership of ITV to 398,515,510 shares, or approximately 9.9% of the total outstanding shares of ITV as of June 30, 2015, the most current publicly-available information. All of the ITV shares we hold are subject to a share collar (the ITV Collar) and pledged as collateral under the ITV Collar Loan. Under the terms of the ITV Collar, the counterparty has the right to re-use all of the pledged ITV shares. For additional information regarding the ITV Collar, see note 5.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2015			December 31, 2014
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$187.9	$1,348.2	$1,536.1	$443.6	$812.5	$1,256.1
LiLAC Group	7.6	310.4	318.0	—	101.2	101.2
Total cross-currency and interest rate derivative contracts (b)	195.5	1,658.6	1,854.1	443.6	913.7	1,357.3
Equity-related derivative instruments - Liberty Global Group (c)	74.3	480.5	554.8	—	400.2	400.2
Foreign currency forward contracts:
Liberty Global Group	2.7	—	2.7	1.4	—	1.4
LiLAC Group	5.3	—	5.3	1.1	—	1.1
Total foreign currency forward contracts	8.0	—	8.0	2.5	—	2.5
Other - Liberty Global Group	0.6	1.0	1.6	0.5	0.9	1.4
Total assets:
Liberty Global Group	265.5	1,829.7	2,095.2	445.5	1,213.6	1,659.1
LiLAC Group	12.9	310.4	323.3	1.1	101.2	102.3
Total	$278.4	$2,140.1	$2,418.5	$446.6	$1,314.8	$1,761.4

Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$315.0	$1,352.7	$1,667.7	$987.9	$1,443.9	$2,431.8
LiLAC Group	3.5	19.3	22.8	39.5	—	39.5
Total cross-currency and interest rate derivative contracts (b)	318.5	1,372.0	1,690.5	1,027.4	1,443.9	2,471.3
Equity-related derivative instruments - Liberty Global Group (c)	35.6	—	35.6	15.3	73.1	88.4
Foreign currency forward contracts:
Liberty Global Group	3.5	—	3.5	0.6	—	0.6
LiLAC Group	—	—	—	0.2	—	0.2
Total foreign currency forward contracts	3.5	—	3.5	0.8	—	0.8
Other - Liberty Global Group	0.1	—	0.1	0.2	0.1	0.3
Total liabilities:
Liberty Global Group	354.2	1,352.7	1,706.9	1,004.0	1,517.1	2,521.1
LiLAC Group	3.5	19.3	22.8	39.7	—	39.7
Total	$357.7	$1,372.0	$1,729.7	$1,043.7	$1,517.1	$2,560.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of September 30, 2015 and December 31, 2014, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $74.9 million and $30.9 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $138.7 million and $64.6 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance, and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $29.9 million and $31.2 million during the three months ended September 30, 2015 and 2014, respectively, and a net gain (loss) of $30.4 million and ($80.1 million) during the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the ITV Collar with respect to ITV shares held by our company at September 30, 2015, (ii) the share collar (the Sumitomo Collar) with respect to the shares of Sumitomo Corporation held by our company and (iii) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to Virgin Media’s 6.50% convertible senior notes. The fair values of our equity collars do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements. In connection with our additional investment in ITV during the third quarter of 2015, we (a) modified the purchased put option and written call option strike prices within the ITV Collar and (b) increased our borrowings under the ITV Collar Loan, resulting in net cash received of $92.0 million. This amount includes $77.5 million of cash borrowings under the ITV Collar Loan that were not required to fund our acquisition of additional ITV shares and $14.5 million related to the ITV Collar modifications. Immediately prior to the completion of these modifications, the fair value of the ITV Collar was a $270.5 million liability. In connection with the ITV Collar modifications, this liability was effectively transferred on a non-cash basis to the principal amount of the ITV Collar Loan. For information regarding our investment in ITV, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$392.4	$462.6	$507.0	$(117.7)
LiLAC Group	139.9	148.7	217.5	23.1
Total cross-currency and interest rate derivative contracts	532.3	611.3	724.5	(94.6)
Equity-related derivative instruments - Liberty Global Group:
ITV Collar	103.1	(65.2)	(55.8)	(65.2)
Sumitomo Collar	92.0	29.0	20.1	13.7
Ziggo Collar	—	(68.1)	—	(74.0)
Other	(1.3)	0.3	(0.2)	1.2
Total equity-related derivative instruments	193.8	(104.0)	(35.9)	(124.3)
Foreign currency forward contracts:
Liberty Global Group	10.8	19.6	(16.6)	39.2
LiLAC Group	5.3	1.9	8.3	2.7
Total foreign currency forward contracts	16.1	21.5	(8.3)	41.9
Other - Liberty Global Group	(0.2)	(0.9)	0.5	(0.3)

Total Liberty Global Group	596.8	377.3	455.0	(203.1)
Total LiLAC Group	145.2	150.6	225.8	25.8
Total	$742.0	$527.9	$680.8	$(177.3)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For foreign currency forward contracts that are used to hedge capital expenditures, the net cash received or paid is classified as an adjustment to capital expenditures in our condensed consolidated statements of cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The classification of these net cash outflows is as follows:

	Nine months ended
	September 30,
	2015	2014
	in millions
Operating activities:
Liberty Global Group	$(159.3)	$(394.4)
LiLAC Group	(31.1)	(21.1)
Total operating activities	(190.4)	(415.5)
Investing activities:
Liberty Global Group	14.5	(16.6)
LiLAC Group	0.6	—
Total investing activities	15.1	(16.6)
Financing activities:
Liberty Global Group	(298.8)	(109.3)
LiLAC Group	—	(37.4)
Total financing activities	(298.8)	(146.7)
Total cash outflows:
Liberty Global Group	(443.6)	(520.3)
LiLAC Group	(30.5)	(58.5)
Total	$(474.1)	$(578.8)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under the derivative instruments of our subsidiary borrowing groups. At September 30, 2015, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,835.3 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary with multiple derivative instruments that mature within the same calendar month, the notional amounts are shown in the aggregate, and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of September 30, 2015, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2015, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2015 are as follows:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to counterparty
	in millions

July 2016 (a)	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	1.40%
July 2016 - July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
January 2021	€720.8	CHF	877.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.62%
January 2017 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
April 2018	€285.1	CHF	346.7	10.51%	9.87%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
July 2023	€85.3	CHF	95.0	6 mo. EURIBOR + 2.21%	6 mo. CHF LIBOR + 2.65%
July 2021	€76.1	CHF	92.1	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.88%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
December 2015	€69.1	CLP	53,000.0	3.50%	5.75%
January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
July 2016 (a)	€260.0	HUF	75,570.0	5.50%	5.00%
July 2016 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2016	€150.0	HUF	43,367.5	5.50%	2.00%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	3.91%
January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
December 2015	CLP 53,000.0		€69.1	5.75%	3.50%
Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.), a subsidiary of Ziggo Group Holding:
January 2022	$2,350.0		€1,727.0	6 mo. LIBOR + 2.75%	4.56%
January 2023	$400.0		€339.0	5.88%	4.58%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
January 2023	$2,450.0		€1,799.0	5.62%	4.76%
VTR:
January 2022	$1,400.0	CLP	910,665.0	6.88%	7.18%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2015 are as follows:

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to counterparty
	in millions
VMIH:
October 2018		£2,155.0	6 mo. GBP LIBOR	1.52%
October 2018 - June 2023		£1,200.0	6 mo. GBP LIBOR	2.49%
January 2021		£650.0	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021		£650.0	6 mo. GBP LIBOR + 1.84%	3.87%
December 2015		£600.0	6 mo. GBP LIBOR	2.90%
April 2018		£300.0	6 mo. GBP LIBOR	1.37%
UPC Broadband Holding:
January 2022		$675.0	6.88%	6 mo. LIBOR + 4.90%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
July 2016		€503.4	6 mo. EURIBOR	0.20%
July 2016 - January 2021		€250.0	6 mo. EURIBOR	2.52%
July 2016 - January 2023		€210.0	6 mo. EURIBOR	2.88%
November 2021		€107.0	6 mo. EURIBOR	2.89%
July 2016 - July 2020		€43.4	6 mo. EURIBOR	3.95%
July 2016	CHF	900.0	6 mo. CHF LIBOR	0.05%
January 2022	CHF	711.5	6 mo. CHF LIBOR	1.89%
July 2016 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
July 2016 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
December 2016	CHF	370.9	6 mo. CHF LIBOR	3.82%
November 2019	CHF	226.8	6 mo. CHF LIBOR + 5.01%	6.88%
ABC B.V.:
January 2022		€1,566.0	6 mo. EURIBOR	1.66%
January 2016		€689.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.59%
January 2021		€500.0	6 mo. EURIBOR	2.61%
July 2016		€290.0	6 mo. EURIBOR	0.20%
July 2016 - January 2023		€290.0	6 mo. EURIBOR	2.84%
March 2021		€175.0	6 mo. EURIBOR	2.32%
July 2016		€171.3	6 mo. EURIBOR	0.20%
July 2016 - January 2022		€171.3	6 mo. EURIBOR	3.44%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2023		€500.0	3 mo. EURIBOR	1.45%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
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

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at September 30, 2015 are detailed below:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at September 30, 2015, as detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR floor rate (a)	EURIBOR cap rate (b)
	in millions
UPC Broadband Holding:
January 2020	€1,135.0	1.00%	3.54%
Telenet International:
July 2017	€650.0	2.00%	4.00%
 _______________

(a)	We make payments to the counterparty when EURIBOR is less than the EURIBOR floor rate.

(b)	We receive payments from the counterparty when EURIBOR is greater than the EURIBOR cap rate.

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2015:

Subsidiary	Currency purchased forward	Currency sold forward		Maturity dates
	in millions

LGE Financing	$121.6		€107.8	October 2015 - June 2016
LGE Financing	£20.2		$30.7	January 2016 - May 2016
UPC Broadband Holding	$2.5	CZK	60.0	October 2015 - September 2016
UPC Broadband Holding	€62.4	CHF	69.0	October 2015 - September 2016
UPC Broadband Holding	€19.8	CZK	540.0	October 2015 - September 2016
UPC Broadband Holding	€19.1	HUF	6,000.0	October 2015 - September 2016
UPC Broadband Holding	€41.1	PLN	175.6	October 2015 - September 2016
UPC Broadband Holding	€18.0	RON	80.9	October 2015 - March 2016
UPC Broadband Holding	£3.6		€4.9	October 2015 - September 2016
Telenet NV	$53.7		€48.0	October 2015 - September 2016
VTR	$87.6	CLP	57,871.5	October 2015 - May 2016

(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments and (ii) our derivative instruments. The reported fair values of these investments and derivative instruments as of September 30, 2015 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities in or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the nine months ended September 30, 2015, no such transfers were made.

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

The recurring fair value measurement of our equity-related derivative instruments are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. For the September 30, 2015 valuation of the ITV Collar, we used estimated volatilities ranging from 23.6% to 24.3%. At September 30, 2015, the valuations of the Sumitomo Collar and the Virgin Media Capped Calls were not significantly impacted by forecasted volatilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2015, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the Choice Acquisition. The discount rates used to value the customer relationships and franchise marketing rights acquired as a result of this acquisition were approximately 11.75% and 12.25%, respectively. For additional information, see note 3. We did not perform any significant nonrecurring fair value measurements during the nine months ended September 30, 2014.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2015 using:
Description	September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,854.1	$—	$1,854.1	$—
Equity-related derivative instruments	554.8	—	—	554.8
Foreign currency forward contracts	8.0	—	8.0	—
Other	1.6	—	1.6	—
Total derivative instruments	2,418.5	—	1,863.7	554.8
Investments	2,256.5	1,923.0	—	333.5
Total assets	$4,675.0	$1,923.0	$1,863.7	$888.3

Liabilities - derivative instruments:
Cross-currency and interest rate derivative contracts	$1,690.5	$—	$1,690.5	$—
Equity-related derivative instruments	35.6	—	—	35.6
Foreign currency forward contracts	3.5	—	3.5	—
Other	0.1	—	0.1	—
Total liabilities	$1,729.7	$—	$1,694.1	$35.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2015	$318.4	$311.8	$630.2
Losses included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(35.9)	(35.9)
Realized and unrealized losses due to changes in fair values of certain investments, net	(5.3)	—	(5.3)
Adjustments resulting from the modification of the terms of the ITV Collar, net (b)	—	256.0	256.0
Foreign currency translation adjustments and other, net	20.4	(12.7)	7.7
Balance of net assets at September 30, 2015	$333.5	$519.2	$852.7

_______________

(a)	Most of these net losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2015.

(b)
On July 30, 2015, we modified the terms of the ITV Collar in connection with our acquisition of additional ITV shares. In connection with these modifications, we effectively transferred a liability associated with the ITV Collar to the ITV Collar Loan and received cash from the counterparty. For additional information regarding these adjustments, see note 5. For additional information regarding our investment in ITV, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2015	December 31, 2014
	in millions
Distribution systems:
Liberty Global Group	$24,758.2	$24,985.6
LiLAC Group	1,044.9	1,026.9
Total	25,803.1	26,012.5
Customer premises equipment:
Liberty Global Group	5,756.2	5,437.3
LiLAC Group	785.5	776.6
Total	6,541.7	6,213.9
Support equipment, buildings and land:
Liberty Global Group	4,408.9	3,953.3
LiLAC Group	334.1	345.1
Total	4,743.0	4,298.4
Total property and equipment, gross:
Liberty Global Group	34,923.3	34,376.2
LiLAC Group	2,164.5	2,148.6
Total	37,087.8	36,524.8
Accumulated depreciation:
Liberty Global Group	(13,524.9)	(11,360.2)
LiLAC Group	(1,306.5)	(1,324.0)
Total	(14,831.4)	(12,684.2)
Total property and equipment, net:
Liberty Global Group	21,398.4	23,016.0
LiLAC Group	858.0	824.6
Total	$22,256.4	$23,840.6

During the nine months ended September 30, 2015 and 2014, we recorded non-cash increases related to vendor financing arrangements of $1,090.6 million and $677.9 million, respectively, which exclude related value-added taxes (VAT) of $139.2 million and $76.1 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the nine months ended September 30, 2015 and 2014, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $89.3 million and $106.6 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2015 are set forth below:

	January 1, 2015	Acquisitions and related adjustments	Foreign currency translation adjustments and other	September 30, 2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$9,245.1	$0.5	$(276.5)	$8,969.1
The Netherlands	8,605.0	137.3	(667.0)	8,075.3
Germany	3,456.9	—	(262.3)	3,194.6
Belgium	1,978.9	—	(150.2)	1,828.7
Switzerland/Austria	3,591.9	—	(0.1)	3,591.8
Total Western Europe	26,877.8	137.8	(1,356.1)	25,659.5
Central and Eastern Europe	1,302.1	0.5	(85.1)	1,217.5
Total European Operations Division	28,179.9	138.3	(1,441.2)	26,877.0
Corporate and other	34.4	—	—	34.4
Total Liberty Global Group	28,214.3	138.3	(1,441.2)	26,911.4
LiLAC Group:
LiLAC Division:
Chile	440.3	—	(57.1)	383.2
Puerto Rico	226.1	51.7	—	277.8
Total LiLAC Division	666.4	51.7	(57.1)	661.0
Corporate and other (a)	120.9	—	—	120.9
Total LiLAC Group	787.3	51.7	(57.1)	781.9
Total	$29,001.6	$190.0	$(1,498.3)	$27,693.3
_______________

(a)	Represents enterprise-level goodwill that is allocated to our Puerto Rico segment for purposes of our impairment tests.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$10,798.3	$(3,422.4)	$7,375.9	$12,052.5	$(3,037.0)	$9,015.5
LiLAC Group	149.0	(28.0)	121.0	90.0	(19.3)	70.7
Total	10,947.3	(3,450.4)	7,496.9	12,142.5	(3,056.3)	9,086.2
Other:
Liberty Global Group	188.9	(104.9)	84.0	234.8	(131.2)	103.6
LiLAC Group	0.2	(0.1)	0.1	0.6	(0.6)	—
Total	189.1	(105.0)	84.1	235.4	(131.8)	103.6
Total intangible assets subject to amortization, net:
Liberty Global Group	10,987.2	(3,527.3)	7,459.9	12,287.3	(3,168.2)	9,119.1
LiLAC Group	149.2	(28.1)	121.1	90.6	(19.9)	70.7
Total	$11,136.4	$(3,555.4)	$7,581.0	$12,377.9	$(3,188.1)	$9,189.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

(8)    Debt and Capital Lease Obligations

Debt

The U.S. dollar equivalents of the components of our consolidated third-party debt are as follows:

	September 30, 2015					Carrying value (d)
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
		in millions
Liberty Global Group:
VM Notes	5.61%	—	$—	$10,480.7	$8,461.0	$10,751.4	$8,060.7
VM Credit Facility	3.76%	(e)	853.7	3,415.5	4,734.9	3,442.8	4,804.0
VM Convertible Notes (f)	6.50%	—	—	163.9	178.7	56.3	56.8
Ziggo Credit Facilities	3.64%	€800.0	894.6	5,291.1	4,663.0	5,305.2	4,710.8
Ziggo SPE Notes	4.46%	—	—	1,578.4	—	1,741.9	—
Ziggo Notes	6.82%	—	—	972.0	1,082.3	989.8	1,077.0
Unitymedia Notes	5.03%	—	—	7,271.1	7,869.3	7,453.9	7,400.9
Unitymedia Revolving Credit Facilities	—	€500.0	559.1	—	319.4	—	338.8
UPCB SPE Notes	5.80%	—	—	3,073.5	4,279.0	3,159.3	4,009.4
UPC Broadband Holding Bank Facility	3.22%	€940.1	1,051.2	1,336.9	3,156.4	1,358.2	3,179.2
UPC Holding Senior Notes	6.59%	—	—	1,644.6	2,603.6	1,528.5	2,391.6
Telenet SPE Notes	5.49%	—	—	2,177.4	2,450.4	2,158.2	2,299.0
Telenet Credit Facility	3.41%	€381.0	426.0	1,490.8	1,633.4	1,514.5	1,638.6
Sumitomo Collar Loan	1.88%	—	—	811.4	818.0	790.1	787.7
ITV Collar Loan (g)	1.35%	—	—	1,588.0	678.2	1,574.7	667.0
Vendor financing (h)	3.37%	—	—	1,345.9	946.4	1,345.9	946.4
Other	9.38%	—	—	165.2	171.5	165.2	171.5
Total Liberty Global Group	4.71%		3,784.6	42,806.4	44,045.5	43,335.9	42,539.4
LiLAC Group:
VTR Finance Senior Secured Notes	6.88%	—	—	1,278.4	1,439.4	1,400.0	1,400.0
VTR Credit Facility	—	(i)	191.6	—	—	—	—
Liberty Puerto Rico Bank Facility (j)	5.11%	$40.0	40.0	920.1	666.2	933.5	672.0
Total LiLAC Group	6.17%		231.6	2,198.5	2,105.6	2,333.5	2,072.0
Total third-party debt	4.78%		$4,016.2	$45,004.9	$46,151.1	$45,669.4	$44,611.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2015 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 5.2% (including 5.1% for the Liberty Global Group and 6.4% for the LiLAC Group) at September 30, 2015. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2015 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2015, based on the applicable leverage and other financial covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, except that the aggregate availability under (i) the Ziggo Credit Facilities (as defined below) was limited to €609.0 million ($681.0 million) and (ii) the UPC Broadband Holding Bank Facility (as defined below) was limited to €481.6 million ($538.5 million). When the relevant September 30, 2015 compliance reporting requirements have been completed, and assuming no changes from September 30, 2015 borrowing levels, we anticipate that (1) the availability under the Ziggo Credit Facilities will be limited to €662.2 million ($740.5 million) and (2) the availability under the UPC Broadband Holding Bank Facility will be limited to €666.4 million ($745.2 million). In addition to these limitations, the debt instruments of our subsidiaries contain restricted payment tests that limit the amount that can be loaned or distributed to other Liberty Global subsidiaries and ultimately to Liberty Global. At September 30, 2015, these restrictions did not impact our ability to access the liquidity of our subsidiaries to satisfy our corporate liquidity needs beyond what is described above, except that the availability to be loaned or distributed by Ziggo and Unitymedia was limited to €257.6 million ($288.0 million) and €202.1 million ($226.0 million), respectively. When the relevant September 30, 2015 compliance reporting requirements have been completed and assuming no changes from September 30, 2015 borrowing levels, we anticipate that (I) the availability to be loaned or distributed by Ziggo will be limited to €308.3 million ($344.7 million) and (II) the availability to be loaned or distributed by Unitymedia will be limited to €254.2 million ($284.2 million). For information regarding amounts under the Telenet Credit Facility that are not included in our unused borrowing capacity, see “Telenet Credit Facility” below.

(c)
The estimated fair values of our debt instruments are determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 6.

(d)	Amounts include the impact of premiums and discounts, where applicable.

(e)
The VM Revolving Facility (as defined below) is a multi-currency revolving facility with maximum borrowing capacity equivalent to £675.0 million ($1,021.3 million). The outstanding balance at September 30, 2015 was borrowed in euros.

(f)
Effective with the July 1, 2015 completion of the LiLAC Transaction, the VM Convertible Notes are exchangeable under certain conditions for 14.0791 Class A Liberty Global Shares, 35.1665 Class C Liberty Global Shares and $910.51 in cash (without interest) for each $1,000 in principal amount of VM Convertible Notes exchanged.

(g)
On July 30, 2015, we financed an additional investment in ITV with borrowings under the ITV Collar Loan and modified the terms of the ITV Collar. As further described in note 5, we also recorded a non-cash increase to the ITV Collar Loan in connection with the modifications to the ITV Collar. For additional information regarding our investment in ITV, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions, and to a lesser extent, certain of our operating expenses. These obligations are generally due within one year. At September 30, 2015 and December 31, 2014, the amounts owed pursuant to these arrangements include $150.4 million and $101.7 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(i)
Unused borrowing capacity relates to the senior secured revolving credit facility of entities within VTR, which includes a $160.0 million U.S. dollar facility (the VTR Dollar Credit Facility) and a CLP 22.0 billion ($31.6 million) Chilean peso facility (the VTR Peso Credit Facility), each of which were undrawn at September 30, 2015. The VTR Dollar Credit Facility and the VTR Peso Credit Facility have fees on unused commitments of 1.1% and 1.34% per year, respectively.

(j)
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

Capital Lease Obligations

The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	September 30, 2015	December 31, 2014
	in millions
Liberty Global Group:
Unitymedia	$730.0	$810.1
Telenet	382.5	413.4
Virgin Media	182.6	255.3
Other subsidiaries	91.2	67.3
Total Liberty Global Group capital lease obligations	1,386.3	1,546.1
LiLAC Group:
Liberty Puerto Rico	0.7	1.0
VTR	0.3	0.5
Total LiLAC Group capital lease obligations	1.0	1.5
Total capital lease obligations	$1,387.3	$1,547.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

VM Notes

The details of the outstanding senior notes of Virgin Media as of September 30, 2015 are summarized in the following table:

			Outstanding principal amount
VM Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

2022 VM Senior Notes:
2022 VM 4.875% Dollar Senior Notes	February 15, 2022	4.875%	$118.7	$118.7	$110.7	$119.5
2022 VM 5.25% Dollar Senior Notes	February 15, 2022	5.250%	$95.0	95.0	88.6	95.7
2022 VM Sterling Senior Notes	February 15, 2022	5.125%	£44.1	66.7	65.0	67.2
2023 VM Senior Notes:
2023 VM Dollar Senior Notes	April 15, 2023	6.375%	$530.0	530.0	528.3	530.0
2023 VM Sterling Senior Notes	April 15, 2023	7.000%	£250.0	378.3	392.5	378.3
2024 VM Senior Notes:
2024 VM Dollar Senior Notes	October 15, 2024	6.000%	$500.0	500.0	481.9	500.0
2024 VM Sterling Senior Notes	October 15, 2024	6.375%	£300.0	454.0	454.0	454.0
2025 VM Senior Notes:
2025 VM Euro Senior Notes	January 15, 2025	4.500%	€460.0	514.4	468.7	514.4
2025 VM Dollar Senior Notes	January 15, 2025	5.750%	$400.0	400.0	373.3	400.0
January 2021 VM Senior Secured Notes:
January 2021 VM Sterling Senior Secured Notes	January 15, 2021	5.500%	£628.4	950.8	988.3	962.1
January 2021 VM Dollar Senior Secured Notes	January 15, 2021	5.250%	$447.9	447.9	466.9	458.6
April 2021 VM Senior Secured Notes:
April 2021 VM Sterling Senior Secured Notes	April 15, 2021	6.000%	£990.0	1,498.1	1,522.4	1,498.1
April 2021 VM Dollar Senior Secured Notes	April 15, 2021	5.375%	$900.0	900.0	905.1	900.0
2025 VM Senior Secured Notes:
2025 VM 5.5% Sterling Senior Secured Notes	January 15, 2025	5.500%	£387.0	585.6	566.2	585.6
2025 VM Dollar Senior Secured Notes	January 15, 2025	5.500%	$425.0	425.0	414.6	425.0
2025 VM 5.125% Sterling Senior Secured Notes	January 15, 2025	5.125%	£300.0	454.0	425.0	454.0
2026 VM Senior Secured Notes	January 15, 2026	5.250%	$1,000.0	1,000.0	922.5	1,004.9
2027 VM Senior Secured Notes	January 15, 2027	4.875%	£525.0	794.4	709.0	794.4
2029 VM Senior Secured Notes	March 28, 2029	6.250%	£400.0	605.2	597.7	609.6
Total				$10,718.1	$10,480.7	$10,751.4
_______________

(a)	Amounts include the impact of premiums, where applicable, including amounts recorded in connection with the acquisition accounting for Virgin Media.

Refinancing Transactions. On March 30, 2015, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued (i) $500.0 million principal amount of 5.25% senior secured notes due January 15, 2026 (the Original 2026 VM Senior Secured Notes) and (ii) the 2027 VM Senior Secured Notes. The net proceeds from the Original

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes were used to (a) redeem 10% of the principal amount of each of the following series of notes issued by Virgin Media Secured Finance: (1) the April 2021 VM Sterling Senior Secured Notes, (2) the April 2021 VM Dollar Senior Secured Notes and (3) the 2025 VM 5.5% Sterling Senior Secured Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes, and (b) prepay in full the existing £375.0 million ($567.4 million) outstanding principal amount of term loan A (VM Facility A) and $400.0 million of the existing $2,755.0 million outstanding principal amount of term loan B (VM Facility B), each under the VM Credit Facility (as described below). In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $30.1 million. This loss includes (I) the write-off of $17.9 million of deferred financing costs, (II) the payment of $10.7 million of redemption premium and (III) the write-off of $1.5 million of unamortized discount.

On April 30, 2015, Virgin Media Secured Finance issued $500.0 million principal amount of 5.25% senior secured notes due January 15, 2026 (the Additional 2026 VM Senior Secured Notes and, together with the Original 2026 VM Senior Secured Notes, the 2026 VM Senior Secured Notes). The Additional 2026 VM Senior Secured Notes were issued at 101% of par. The net proceeds from the Additional 2026 VM Senior Secured Notes were used to prepay $500.0 million of the outstanding principal amount of VM Facility B. In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $9.4 million. This loss includes the write-off of (i) $7.5 million of deferred financing costs and (ii) $1.9 million of unamortized discount.

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

The 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated net leverage ratio test, as specified in the indenture. In addition, the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of £75.0 million ($113.5 million) or more in the aggregate of VMIH or the restricted subsidiaries (as specified in the indenture) is an event of default under the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes.

Subject to the circumstances described below, the 2026 VM Senior Secured Notes are non-callable until January 15, 2020 and the 2027 VM Senior Secured Notes are non-callable until January 15, 2021 (each, a “Call Date”). At any time prior to the applicable Call Date, Virgin Media Secured Finance may redeem some or all of the 2026 VM Senior Secured Notes or the 2027 VM Senior Secured Notes (as applicable) by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable Call Date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Prior to the applicable Call Date, during each 12-month period commencing on the date on which the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes were issued, Virgin Media Secured Finance may redeem up to 10% of the principal amount of the 2026 VM Senior Secured Notes and the 2027 VM Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest up to (but excluding) the redemption date.

If VMIH or the restricted subsidiaries (as specified in the indenture) sell certain assets or if Virgin Media Communications Limited or certain of its subsidiaries experience specific changes in control, Virgin Media Secured Finance must offer to repurchase the relevant notes at a redemption price of 101%.

VM Credit Facility

The VM Credit Facility, as amended, is the senior secured credit facility of VMIH, together with certain other subsidiaries of Virgin Media. The details of our borrowings under the VM Credit Facility as of September 30, 2015 are summarized in the following table:

VM Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

D	June 30, 2022	LIBOR + 3.25% (b)	£100.0	$—	$151.0
E	June 30, 2023	LIBOR + 3.50% (b)	£849.4	—	1,282.5
F	June 30, 2023	LIBOR + 2.75% (b)	$1,855.0	—	1,841.6
Revolving Facility (c)	December 31, 2021	LIBOR + 2.75%	(d)	853.7	167.7
Total				$853.7	$3,442.8
 _______________

(a)	The carrying values of VM Facilities D, E and F include the impact of discounts.

(b)	VM Facilities D, E and F each have a LIBOR floor of 0.75%.

(c)	The VM Revolving Facility has a fee on unused commitments of 1.1% per year.

(d)
The VM Revolving Facility is a multi-currency revolving facility with maximum borrowing capacity equivalent to £675.0 million ($1,021.3 million). The outstanding balance at September 30, 2015 was borrowed in euros.

Refinancing Transactions. In June 2015, (i) $1,855.0 million of commitments under the existing VM Facility B were effectively rolled into a new dollar denominated term loan (VM Facility F) and (ii) we amended the terms of our VM Revolving Facility (the VM Revolving Facility Amendment) to extend the maturity to December 31, 2021, reduce the margin from 3.25% to 2.75% and increase the commitments by £15.0 million ($22.7 million). In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $4.8 million. This loss includes (a) the write-off of $3.2 million of deferred financing costs, (b) the write-off of $0.8 million of unamortized discount and (c) the payment of $0.8 million of third-party costs.

VM Facility F and the VM Revolving Facility Amendment contain certain amendments to the VM Credit Facility, including the deletion of the senior net debt to annualized EBITDA (as specified in the VM Credit Facility) maintenance covenant and amending the total net debt to annualized EBITDA (as specified in the VM Credit Facility) maintenance covenant to limit its application so that it applies only for the benefit of the revolving credit facility lenders when greater than one-third of the revolving credit facilities are drawn on the last day of the relevant ratio period. On July 30, 2015, the VM Credit Facility was amended and restated to reflect these and certain other amendments approved by the majority lenders under the VM Credit Facility.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Ziggo Credit Facilities

The details of our borrowings under Ziggo Group Holding’s credit facilities (the Ziggo Credit Facilities) as of September 30, 2015 are summarized in the following table:

Ziggo Credit Facilities	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value (c)
			in millions

Ziggo Dollar Facility	January 15, 2022	LIBOR + 2.75% (d)	$2,350.0	$—	$2,318.6
Ziggo Euro Facility	January 15, 2022	EURIBOR + 3.00% (e)	€2,000.0	—	2,215.9
Ziggo Senior Secured Proceeds Loan (f)	January 15, 2025	3.750%	€800.0	—	894.6
Ziggo Euro Senior Proceeds Loan (f)	January 15, 2025	4.625%	€400.0	—	447.3
Ziggo Dollar Senior Proceeds Loan (f)	January 15, 2025	5.875%	$400.0	—	400.0
New Ziggo Credit Facility	March 31, 2021	EURIBOR + 3.75%	€689.2	—	770.7
Ziggo Revolving Facilities	June 30, 2020	(g)	€800.0	894.6	—
Elimination of the Ziggo Proceeds Loans in consolidation (f)				—	(1,741.9)
Total				$894.6	$5,305.2
_______________

(a)	Except as described in (f) below, amounts represent total third-party facility amounts at September 30, 2015 without giving effect to the impact of discounts.

(b)
When the relevant September 30, 2015 compliance reporting requirements have been completed and assuming no changes from the September 30, 2015 borrowing levels, we anticipate that our availability under the Ziggo Credit Facilities will be limited to €662.2 million ($740.5 million).

(c)	The carrying values of the Ziggo Dollar Facility and the Ziggo Euro Facility include the impact of discounts.

(d)	The Ziggo Dollar Facility has a LIBOR floor of 0.75%.

(e)	The Ziggo Euro Facility has a EURIBOR floor of 0.75%.

(f)
Amounts relate to certain senior and senior secured notes (the Ziggo SPE Notes) issued by special purpose financing entities (the Ziggo SPEs) that are consolidated by Ziggo Group Holding and Liberty Global. The proceeds from the Ziggo SPE Notes were used to fund the Ziggo Senior Secured Proceeds Loan, the Ziggo Euro Senior Proceeds Loan and the Ziggo Dollar Senior Proceeds Loan (together the Ziggo Proceeds Loans), with certain subsidiaries of Ziggo Group Holding as the borrowers. Accordingly, the amounts outstanding under the Ziggo Proceeds Loans are eliminated in our condensed consolidated financial statements.

(g)
The Ziggo Revolving Facilities include (i) a €750.0 million ($838.7 million) facility that bears interest at EURIBOR plus a margin of 2.75% and has a fee on unused commitments of 1.1% per year and (ii) a €50.0 million ($55.9 million) facility that bears interest at EURIBOR plus a margin of 2.0% and has a fee on unused commitments of 0.8% per year.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Unitymedia Notes

The details of the outstanding notes of Unitymedia as of September 30, 2015 are summarized in the following table:

			Outstanding principal amount
Unitymedia Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

September 2012 UM Senior Secured Notes	September 15, 2022	5.500%	€585.0	$654.1	$686.9	$654.1
December 2012 UM Dollar Senior Secured Notes	January 15, 2023	5.500%	$1,000.0	1,000.0	1,000.0	1,000.0
December 2012 UM Euro Senior Secured Notes	January 15, 2023	5.750%	€450.0	503.2	529.6	503.2
January 2013 UM Senior Secured Notes	January 21, 2023	5.125%	€450.0	503.2	524.3	503.2
April 2013 UM Senior Secured Notes	April 15, 2023	5.625%	€315.0	352.2	369.8	352.2
November 2013 UM Senior Secured Notes	January 15, 2029	6.250%	€475.0	531.1	562.0	531.1
October 2014 UM Senior Notes	January 15, 2025	6.125%	$900.0	900.0	873.0	900.0
December 2014 UM Euro Senior Secured Notes	January 15, 2025	4.000%	€1,000.0	1,118.2	1,060.9	1,118.2
December 2014 UM Dollar Senior Secured Notes	January 15, 2025	5.000%	$550.0	550.0	519.1	550.0
March 2015 UM Senior Notes	January 15, 2027	3.750%	€700.0	782.8	651.1	782.8
March 2015 UM Senior Secured Notes	January 15, 2027	3.500%	€500.0	559.1	494.4	559.1
Total				$7,453.9	$7,271.1	$7,453.9

On March 11, 2015, Unitymedia Hessen and Unitymedia NRW GmbH, each a subsidiary of Unitymedia (together, the UM Senior Secured Note Issuers), issued the March 2015 UM Senior Secured Notes. The net proceeds from the March 2015 UM Senior Secured Notes were used to (i) redeem 10% of the principal amount of each of the following series of notes issued by the UM Senior Secured Note Issuers: (a) the September 2012 UM Senior Secured Notes, (b) the December 2012 UM Euro Senior Secured Notes, (c) the January 2013 UM Senior Secured Notes and (d) the April 2013 UM Senior Secured Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes and (ii) prepay the outstanding balance under the UM Senior Secured Facility. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $8.1 million. This loss includes (1) the payment of $6.4 million of redemption premium and (2) the write-off of $1.7 million of deferred financing costs.

On March 16, 2015, Unitymedia issued the March 2015 UM Senior Notes. The net proceeds from the March 2015 UM Senior Notes were used to fully redeem the €618.0 million ($691.0 million) principal amount of 9.5% senior notes issued by Unitymedia (the UM Senior Exchange Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $91.2 million. This loss includes (i) the payment of $89.8 million of redemption premium and (ii) the write-off of $1.4 million of unamortized discount.

The March 2015 UM Senior Secured Notes are (i) senior obligations of the UM Senior Secured Note Issuers that rank equally with all of the existing and future senior debt of each UM Senior Secured Note Issuer and are senior to all existing and future subordinated debt of each of the UM Senior Secured Note Issuers, (ii) guaranteed on a senior basis by Unitymedia and certain of its subsidiaries and (iii) secured by a first-ranking pledge over the shares of the UM Senior Secured Note Issuers and certain other share and/or asset security of Unitymedia and certain of its subsidiaries.

The March 2015 UM Senior Notes are senior obligations of Unitymedia that rank equally with all of the existing and future senior debt of Unitymedia and are senior to all existing and future subordinated debt of Unitymedia. The March 2015 UM Senior

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Notes are guaranteed on a senior subordinated basis by various subsidiaries of Unitymedia and are secured by a first-ranking pledge over the shares of Unitymedia and junior-priority share pledges and other asset security of certain subsidiaries of Unitymedia.

We refer to the March 2015 UM Senior Secured Notes and the March 2015 UM Senior Notes as the “2015 UM Notes.”

The 2015 UM Notes contain certain customary incurrence-based covenants. For example, the ability to raise certain additional debt and make certain distributions or loans to other subsidiaries of Liberty Global is subject to a consolidated net leverage ratio test, as specified in the applicable indenture. The 2015 UM Notes provide that any failure to pay principal prior to expiration of any applicable grace period, or any acceleration with respect to other indebtedness of €75.0 million ($83.9 million) or more in the aggregate of Unitymedia or a UM Senior Secured Note Issuer or any of the restricted subsidiaries (as specified in the applicable indenture) is an event of default under the 2015 UM Notes.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

UPC Broadband Holding Bank Facility

The UPC Broadband Holding Bank Facility, as amended, is the senior secured credit facility of UPC Broadband Holding. The details of our borrowings under the UPC Broadband Holding Bank Facility as of September 30, 2015 are summarized in the following table:

UPC Broadband Holding Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

AC (c)	November 15, 2021	7.250%	$675.0	$—	$675.0
AD (c)	January 15, 2022	6.875%	$675.0	—	675.0
AH (d)	June 30, 2021	LIBOR + 2.50% (e)	$1,305.0	—	1,302.3
AK (c)	January 15, 2027	4.000%	€600.0	—	670.9
AL (c)	January 15, 2025	5.375%	$1,140.0	—	1,140.0
AM	December 31, 2021	EURIBOR + 2.75%	€990.1	1,051.2	55.9
Elimination of Facilities AC, AD, AK and AL in consolidation (c)				—	(3,160.9)
Total				$1,051.2	$1,358.2
_______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at September 30, 2015 without giving effect to the impact of discounts.

(b)
At September 30, 2015, our availability under the UPC Broadband Holding Bank Facility was limited to €481.6 million ($538.5 million). When the relevant September 30, 2015 compliance reporting requirements have been completed and assuming no changes from the September 30, 2015 borrowing levels, we anticipate that our availability under the UPC Broadband Holding Bank Facility will be limited to €666.4 million ($745.2 million). UPC Facility AM has a fee on unused commitments of 1.1% per year.

(c)
Amounts relate to certain senior secured notes (the UPCB SPE Notes) issued by special purpose financing entities (the UPCB SPEs) that are consolidated by UPC Holding and Liberty Global. The proceeds from the UPCB SPE Notes were used to fund additional UPC Facilities AC, AD, AK and AL with our wholly-owned subsidiary UPC Financing Partnership (UPC Financing) as the borrower. Accordingly, the amounts outstanding under UPC Facilities AC, AD, AK and AL are eliminated in our condensed consolidated financial statements.

(d)	The carrying value of UPC Facility AH includes the impact of a discount.

(e)	UPC Facility AH has a LIBOR floor of 0.75%.

Refinancing Transactions. During the first quarter of 2015, (i) a controlling interest in UPC Broadband Ireland Ltd. and its subsidiaries was transferred from a subsidiary of UPC Holding to a subsidiary of Virgin Media, and the remaining noncontrolling interest was transferred to another Liberty Global subsidiary (the UPC Ireland Transfer) and (ii) UPC Nederland Holding I B.V. and its subsidiaries, including Ziggo Services B.V. (Ziggo Services), formerly known as UPC Nederland B.V., were transferred from a subsidiary of UPC Holding to a subsidiary of Ziggo Group Holding. UPC Holding used the cash consideration received for such transfers to prepay (a) in full the €500.0 million ($559.1 million) outstanding principal amount of UPC Facility V, together with accrued and unpaid interest and the related prepayment premium to UPCB Finance I Limited (UPCB Finance I) and, in turn UPCB Finance I used such proceeds to fully redeem the €500.0 million ($559.1 million) aggregate principal amount of its 7.625% senior secured notes (the UPCB Finance I Notes), (b) €560.0 million ($626.2 million) of its €750.0 million ($838.6 million) outstanding principal amount of UPC Facility Y, together with accrued and unpaid interest and the related prepayment premium to UPCB Finance II Limited (UPCB Finance II) and, in turn UPCB Finance II used such proceeds to redeem €560.0 million ($626.2 million) of the €750.0 million ($838.6 million) aggregate principal amount of its 6.375% senior secured notes (the UPCB Finance II Notes) and (c) the remaining €870.2 million ($973.1 million) outstanding principal amount of UPC Facility AG, together with

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

accrued and unpaid interest. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $74.7 million. This loss includes (1) the payment of $53.5 million of redemption premium, (2) the write-off of $16.5 million of deferred financing costs and (3) the write-off of $4.7 million of unamortized discount.

On August 3, 2015, UPC Financing entered into a new revolving term loan facility (UPC Facility AM). In connection with this transaction, the then existing undrawn revolving term loan UPC Facility AI was cancelled.

UPC Holding Senior Notes

The details of the UPC Holding Senior Notes as of September 30, 2015 are summarized in the following table:

		Outstanding principal amount
UPC Holding Senior Notes	Maturity	Borrowing currency		U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

UPC Holding 6.375% Senior Notes (a)	September 15, 2022		€600.0	$670.9	$716.2	$666.3
UPC Holding 6.75% Euro Senior Notes	March 15, 2023		€450.0	503.2	541.6	503.2
UPC Holding 6.75% CHF Senior Notes	March 15, 2023	CHF	350.0	359.0	386.8	359.0
Total				$1,533.1	$1,644.6	$1,528.5
_______________

(a)	The carrying value of the UPC Holding 6.375% Senior Notes includes the impact of a discount.

Refinancing Transaction. During the first quarter of 2015, UPC Holding used the cash consideration received in connection with the UPC Ireland Transfer to redeem in full the €640.0 million ($715.6 million) principal amount of 8.375% senior notes due August 15, 2020 (the UPC Holding 8.375% Senior Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $69.3 million. This loss includes (i) the payment of $59.2 million of redemption premium and (ii) the write-off of $10.1 million of deferred financing costs.

UPCB SPE Notes

The details of the UPCB SPE Notes as of September 30, 2015 are summarized in the following table:

			Outstanding principal amount
UPCB SPEs	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions
UPCB Finance IV Dollar Notes (a)	January 15, 2025	5.375%	$1,140.0	$1,140.0	$1,055.9	$1,138.4
UPCB Finance IV Euro Notes	January 15, 2027	4.000%	€600.0	670.9	586.2	670.9
UPCB Finance V Notes	November 15, 2021	7.250%	$675.0	675.0	717.6	675.0
UPCB Finance VI Notes	January 15, 2022	6.875%	$675.0	675.0	713.8	675.0
Total				$3,160.9	$3,073.5	$3,159.3
_______________

(a)	The carrying value includes the impact of a discount related to the Additional UPCB Finance IV Dollar Notes, as defined and described below.

Refinancing Transactions. UPCB Finance IV Limited (UPCB Finance IV), a special purpose financing entity that is owned 100% by a charitable trust, was created for the primary purpose of facilitating the April 15, 2015 offering of (i) $800.0 million

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

aggregate principal amount of 5.375% senior secured notes due January 15, 2025 (the Original UPCB Finance IV Dollar Notes) and (ii) the UPCB Finance IV Euro Notes.

UPCB Finance IV, which has no material business operations, used the proceeds from (i) the Original UPCB Finance IV Dollar Notes to fund a new additional facility (UPC Facility AL) and (ii) the UPCB Finance IV Euro Notes to fund a new additional facility (UPC Facility AK), with UPC Financing as the borrower. The call provisions, maturity and applicable interest rate for UPC Facility AL and UPC Facility AK are the same as those of the Original UPCB Finance IV Dollar Notes and the UPCB Finance IV Euro Notes, respectively.

The net proceeds from UPC Facility AL and UPC Facility AK were used to (i) prepay the remaining €190.0 million ($212.5 million) outstanding principal amount of UPC Facility Y, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance II and, in turn UPCB Finance II used such proceeds to fully redeem the remaining outstanding principal amount of its UPCB Finance II Notes, (ii) prepay the $1.0 billion outstanding principal amount of UPC Facility Z, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance III Limited (UPCB Finance III) and, in turn UPCB Finance III used such proceeds to fully redeem the $1.0 billion aggregate principal amount of its 6.625% senior secured notes (the UPCB Finance III Notes), (iii) redeem 10% of the outstanding principal amount of each of the following: (a) UPC Facility AC, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance V Limited (UPCB Finance V) and, in turn UPCB Finance V used such proceeds to redeem 10% of the outstanding principal amount of the UPCB Finance V Notes and (b) UPC Facility AD, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance VI Limited (UPCB Finance VI) and, in turn UPCB Finance VI used such proceeds to redeem 10% of the outstanding principal amount of the UPCB Finance VI Notes, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes, and (iv) prepay in full the then outstanding €200.0 million ($223.6 million) amount under UPC Facility AI. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $59.6 million. This loss includes (1) the payment of $54.3 million of redemption premium and (2) the write-off of $5.3 million of deferred financing costs.

On May 20, 2015, UPCB Finance IV issued an additional $340.0 million principal amount of 5.375% senior secured notes due January 15, 2025 (the Additional UPCB Finance IV Dollar Notes and, together with the Original UPCB Finance IV Dollar Notes, the UPCB Finance IV Dollar Notes). The Additional UPCB Finance IV Dollar Notes were issued at 99.5% of par. We refer to the UPCB Finance IV Dollar Notes and the UPCB Finance IV Euro Notes as the “UPCB Finance IV Notes.” UPCB Finance IV used the proceeds from the Additional UPCB Finance IV Dollar Notes, together with existing cash, to fund a new additional facility (UPC Facility AL2 and, together with UPC Facility AL and UPC Facility AK, the New UPC Facilities) with UPC Financing as the borrower. The call provisions, maturity and applicable interest rate for UPC Facility AL2 are the same as those of the Additional UPCB Finance IV Dollar Notes. The proceeds of UPC Facility AL2, together with existing cash, were used to prepay in full the outstanding €400.0 million ($447.3 million) principal amount of UPC Facility AI, which amount was drawn subsequent to the €200.0 million ($223.6 million) prepayment described above. UPC Facility AL2 has been merged with UPC Facility AL.

UPCB Finance IV is dependent on payments from UPC Financing under each of the applicable New UPC Facilities in order to service its payment obligations under each of the respective UPCB Finance IV Notes. Although UPC Financing has no equity or voting interest in UPCB Finance IV, the New UPC Facilities create a variable interest in UPCB Finance IV for which UPC Financing is the primary beneficiary. As such, UPC Financing and its parent entities, including UPC Holding and Liberty Global, are required to consolidate UPCB Finance IV. As a result, the amounts outstanding under the New UPC Facilities are eliminated in our condensed consolidated financial statements.

Subject to the circumstances described below, the UPCB Finance IV Dollar Notes are non-callable until January 15, 2020 and the UPCB Finance IV Euro Notes are non-callable until January 15, 2021 (each a UPCB Finance IV Notes Call Date). If, however, at any time prior to the applicable UPCB Finance IV Notes Call Date, all or a portion of the loans under the New UPC Facilities are voluntarily prepaid (an Early Redemption Event), then UPCB Finance IV will be required to redeem an aggregate principal amount of the applicable UPCB Finance IV Notes equal to the aggregate principal amount of the loans so prepaid under the relevant New UPC Facility. In general, the redemption price payable will equal 100% of the principal amount of the applicable UPCB Finance IV Notes to be redeemed and a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable UPCB Finance IV Notes Call Date using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
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

Telenet Credit Facility

The Telenet Credit Facility, as amended, is the senior secured credit facility of Telenet International. The details of our borrowings under the Telenet Credit Facility as of September 30, 2015 are summarized in the following table:

Telenet Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Unused borrowing capacity (b)	Carrying value
			in millions

O (c)	February 15, 2021	6.625%	€300.0	$—	$335.5
P (c)	June 15, 2021	EURIBOR + 3.875%	€400.0	—	447.3
U (c)	August 15, 2022	6.250%	€450.0	—	503.2
V (c)	August 15, 2024	6.750%	€250.0	—	279.6
W (e)	June 30, 2022	EURIBOR + 3.25%	€474.1	—	529.1
X (d)	September 30, 2020	EURIBOR + 2.75%	€381.0	426.0	—
Y (e)	June 30, 2023	EURIBOR + 3.50%	€882.9	—	985.4
Z	June 30, 2018	EURIBOR + 2.25%	€200.0	(f)	—
AA	June 30, 2023	EURIBOR + 3.50%	€800.0	(f)	—
AB (c)	July 15, 2027	4.875%	€530.0	—	592.6
Elimination of Telenet Facilities O, P, U, V and AB in consolidation (c)				—	(2,158.2)
Total				$426.0	$1,514.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

 _______________

(a)	Except as described in (c) below, amounts represent total third-party facility amounts at September 30, 2015 without giving effect to the impact of discounts.

(b)	Telenet Facility X has a fee on unused commitments of 1.1% per year. Telenet Facility Z has a fee on unused commitments of 0.8% per year.

(c)
Amounts relate to certain senior secured notes (the Telenet SPE Notes) issued by special purpose financing entities (the Telenet SPEs) that are consolidated by Telenet International and its parent entities, including Telenet and Liberty Global. The proceeds from the Telenet SPE Notes were used to fund additional Telenet Facilities O, P, U, V and AB with Telenet International as the borrower. Accordingly, the amounts outstanding under Telenet Facilities O, P, U, V and AB are eliminated in our condensed consolidated financial statements.

(d)
On July 1, 2015, (i) the commitments under Telenet’s revolving credit facilities were increased by €85.0 million ($95.0 million) (Telenet Facility X2) and (ii) a lender under the then existing Telenet Facility S agreed to novate commitments of €10.0 million ($11.2 million) to a subsidiary of Telenet and enter into the new Telenet Facility X2, which was subsequently merged with Telenet Facility X, resulting in total increased availability under Telenet Facility X of €95.0 million ($106.2 million). In September 2015, Telenet Facility S, which was undrawn, was cancelled.

(e)	The carrying values of Telenet Facilities W and Y include the impact of discounts.

(f)
On May 7, 2015, Telenet International entered into a new revolving credit facility (Telenet Facility Z) and a new term loan facility (Telenet Facility AA). At September 30, 2015, Telenet Facility Z and Telenet Facility AA were undrawn. We expect the proceeds from Telenet Facility Z and Telenet Facility AA to be used to fund a portion of the purchase price of the pending acquisition of BASE. Although Telenet currently has the ability, subject to certain restrictions and covenant limitations, to draw certain amounts under Telenet Facility Z and Telenet Facility AA for general corporate purposes, we expect that these facilities will remain undrawn until the closing of the acquisition of BASE. Accordingly, Telenet’s unused borrowing capacity at September 30, 2015 excludes the availability under Telenet Facility Z and Telenet Facility AA. For information regarding the pending acquisition of BASE, see note 3.

Telenet SPE Notes
The details of the Telenet SPE Notes as of September 30, 2015 are summarized in the following table:

			Outstanding principal amount
Telenet SPEs Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value
			in millions

Telenet Finance III Notes	February 15, 2021	6.625%	€300.0	$335.5	$350.1	$335.5
Telenet Finance IV Notes	June 15, 2021	EURIBOR + 3.875%	€400.0	447.3	447.6	447.3
6.25% Telenet Finance V Notes	August 15, 2022	6.250%	€450.0	503.2	532.8	503.2
6.75% Telenet Finance V Notes	August 15, 2024	6.750%	€250.0	279.6	301.7	279.6
Telenet Finance VI Notes	July 15, 2027	4.875%	€530.0	592.6	545.2	592.6
Total				$2,158.2	$2,177.4	$2,158.2

Refinancing Transaction. Telenet Finance VI Luxembourg S.C.A. (Telenet Finance VI), a special purpose financing entity that is owned 100% by certain third parties, was created for the primary purposes of facilitating the July 24, 2015 offering of the Telenet Finance VI Notes. Telenet Finance VI, which has no material business operations, used the proceeds from the Telenet Finance VI Notes to fund a new additional facility (Telenet Facility AB).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

The net proceeds from Telenet Facility AB were used to prepay the full €500.0 million ($559.1 million) principal amount of Telenet Facility M, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance Luxembourg S.C.A. (Telenet Finance) and, in turn, Telenet Finance used such proceeds to fully redeem the €500.0 million ($559.1 million) principal amount of its 6.375% senior secured notes (the Telenet Finance Notes). In connection with this transaction, we recognized a loss on debt modification and extinguishment, net, of $34.3 million, representing the payment of redemption premium.

Telenet Finance VI is dependent on payments from Telenet International under Telenet Facility AB in order to service its payment obligations under the Telenet Finance VI Notes. Although Telenet International has no equity or voting interest in Telenet Finance VI, the Telenet Facility AB loan creates a variable interest in Telenet Finance VI for which Telenet International is the primary beneficiary. As such, Telenet International and its parent entities, including Telenet and Liberty Global, are required to consolidate Telenet Finance VI. Accordingly, the amount outstanding under Telenet Facility AB is eliminated in our condensed consolidated financial statements.

Pursuant to the respective indenture for the Telenet Finance VI Notes (the Telenet SPE Indenture) and the respective accession agreement for Telenet Facility AB, the call provisions, maturity and applicable interest rate for Telenet Facility AB are the same as those of the related notes. Telenet Finance VI, as a lender under the Telenet Credit Facility, is treated the same as the other lenders under the Telenet Credit Facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the Telenet SPE Indenture and the applicable security interests over (i) all of the issued shares of Telenet Finance VI and (ii) Telenet Finance VI’s rights under Telenet Facility AB granted to secure the obligations of Telenet Finance VI under Telenet Facility AB, the holders of the Telenet Finance VI Notes are provided indirectly with the benefits, rights, protections and covenants granted to Telenet Finance VI as a lender under the Telenet Credit Facility.

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

Upon the occurrence of an Telenet Early Redemption Event on or after the Telenet SPE Notes Call Date, Telenet Finance VI will redeem an aggregate principal amount of the Telenet Finance VI Notes equal to the principal amount of Telenet Facility AB prepaid at the following redemption prices (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Year	Redemption price

2021	102.438%
2022	101.219%
2023	100.609%
2024 and thereafter	100.000%

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
September 30, 2015
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of September 30, 2015 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on September 30, 2015 exchange rates:

Debt:

	Liberty Global Group							LiLAC Group
	Virgin Media	Ziggo Group Holding (a)	Unitymedia	UPC Holding (b)	Telenet (c)	Other	Total Liberty Global Group	VTR	Liberty Puerto Rico	Total LiLAC Group	Total
	in millions
Year ending December 31:
2015 (remainder of year)	$228.9	$0.4	$48.6	$216.2	$8.3	$8.9	$511.3	$—	$—	$—	$511.3
2016	450.7	66.5	103.3	463.1	8.3	355.6	1,447.5	—	—	—	1,447.5
2017	—	—	—	—	8.3	509.5	517.8	—	—	—	517.8
2018	—	—	—	—	8.3	1,282.9	1,291.2	—	—	—	1,291.2
2019	—	—	—	—	18.9	332.7	351.6	—	—	—	351.6
2020	—	80.2	—	—	12.5	—	92.7	—	—	—	92.7
Thereafter	14,009.6	7,930.0	7,453.9	5,999.1	3,761.2	—	39,153.8	1,400.0	942.5	2,342.5	41,496.3
Total debt maturities	14,689.2	8,077.1	7,605.8	6,678.4	3,825.8	2,489.6	43,365.9	1,400.0	942.5	2,342.5	45,708.4
Unamortized premium (discount)	18.3	26.8	—	(9.0)	(2.9)	(63.2)	(30.0)	—	(9.0)	(9.0)	(39.0)
Total debt	$14,707.5	$8,103.9	$7,605.8	$6,669.4	$3,822.9	$2,426.4	$43,335.9	$1,400.0	$933.5	$2,333.5	$45,669.4
Current portion (d)	$681.1	$66.5	$151.9	$679.3	$8.3	$206.1	$1,793.2	$—	$—	$—	$1,793.2
Noncurrent portion	$14,026.4	$8,037.4	$7,453.9	$5,990.1	$3,814.6	$2,220.3	$41,542.7	$1,400.0	$933.5	$2,333.5	$43,876.2
_______________

(a)	Amounts include the Ziggo SPE Notes issued by the Ziggo SPEs. As described above, the Ziggo SPEs are consolidated by Ziggo Group Holding and Liberty Global.

(b)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding and Liberty Global.

(c)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs. As described above, the Telenet SPEs are consolidated by Telenet and Liberty Global.

(d)	The outstanding principal amounts of our subsidiaries’ revolving credit facilities are included in our current debt maturities.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2015 (remainder of year)	$20.5	$18.5	$28.6	$5.5	$73.1	$0.3	$73.4
2016	82.0	62.1	73.8	23.9	241.8	0.5	242.3
2017	82.0	60.9	35.0	18.6	196.5	0.3	196.8
2018	82.0	58.7	10.9	12.1	163.7	—	163.7
2019	82.0	48.9	5.4	7.4	143.7	—	143.7
2020	82.0	46.2	4.3	5.6	138.1	—	138.1
Thereafter	810.5	216.1	211.4	43.4	1,281.4	—	1,281.4
Total principal and interest payments	1,241.0	511.4	369.4	116.5	2,238.3	1.1	2,239.4
Amounts representing interest	(511.0)	(128.9)	(186.8)	(25.3)	(852.0)	(0.1)	(852.1)
Present value of net minimum lease payments	$730.0	$382.5	$182.6	$91.2	$1,386.3	$1.0	$1,387.3
Current portion	$26.6	$40.6	$78.3	$19.2	$164.7	$0.8	$165.5
Noncurrent portion	$703.4	$341.9	$104.3	$72.0	$1,221.6	$0.2	$1,221.8

Non-cash Refinancing Transactions

During the nine months ended September 30, 2015 and 2014, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $3,586.5 million and $3,953.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

(9)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	in millions

Computed “expected” tax benefit (expense) (a)	$(27.6)	$(67.5)	$148.3	$94.6
Change in valuation allowances (b):
Decrease	(33.5)	(115.5)	(419.8)	(364.2)
Increase	(4.0)	(100.4)	39.8	5.8
Tax effect of intercompany financing	39.1	41.4	115.8	122.9
International rate differences (b) (c):
Increase	29.4	75.2	154.7	191.7
Decrease	(4.7)	(8.0)	(39.2)	(21.8)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Decrease	(61.1)	(51.8)	(88.8)	(97.7)
Increase	(2.7)	33.6	9.1	37.9
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(20.1)	(42.2)	(69.1)	(126.4)
Increase	10.4	14.1	33.7	45.2
Recognition of previously unrecognized tax benefits	20.2	—	33.8	28.8
Tax benefit associated with technology innovation	8.3	—	18.8	—
Non-deductible or non-taxable foreign currency exchange results (b):
Increase	29.3	36.1	31.5	36.7
Decrease	15.7	16.0	(14.2)	(7.9)
Enacted tax law and rate changes	(1.5)	23.6	(0.4)	29.3
Other, net	5.3	(0.2)	(3.6)	(2.9)
Total income tax benefit (expense)	$2.5	$(145.6)	$(49.6)	$(28.0)
_______________

(a)	The statutory or “expected” tax rates are the U.K. rates of 20.0% for the 2015 periods and 21.0% for 2014 periods.

(b)	Country jurisdictions giving rise to increases within the nine-month period are grouped together and shown separately from country jurisdictions giving rise to decreases within the nine-month period.

(c)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K.

As of September 30, 2015, our unrecognized tax benefits of $541.9 million included $278.4 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are currently undergoing income tax audits in the Czech Republic, Chile, Germany, the Netherlands, Slovakia, Switzerland and the U.S. In the U.S., the consolidated income tax returns of Liberty Global, Inc. for 2009 through 2015 are under examination. We have received notices of adjustment from the Internal Revenue Service with respect to our 2013, 2010 and 2009 taxable income

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

and we have entered into the appeals process with respect to the 2010 and 2009 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues. During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2015. The amount of any such reductions could range up to $250 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(10)    Equity

Liberty Global Shareholders

A summary of the changes in our share capital during the nine months ended September 30, 2015 is set forth in the table below:

	Liberty Global Shares			LiLAC Shares			Old Liberty Global Shares
	Class A	Class B	Class C	Class A	Class B	Class C	Class A	Class B	Class C

Balance at January 1, 2015	$—	$—	$—	$—	$—	$—	$2.5	$0.1	$6.3
Repurchase and cancellation of Old Liberty Global Shares	—	—	—	—	—	—	—	—	(0.1)
Liberty Global call option contracts	—	—	—	—	—	—	—	—	(0.1)
Balance at June 30, 2015	—	—	—	—	—	—	2.5	0.1	6.1
Impact of the LiLAC Transaction	2.5	0.1	6.1	0.1	—	0.3	(2.5)	(0.1)	(6.1)
Repurchase and cancellation of Liberty Global Shares	—	—	—	—	—	—	—	—	—
Liberty Global call option contracts	—	—	(0.1)	—	—	—	—	—	—
Balance at September 30, 2015	$2.5	$0.1	$6.0	$0.1	$—	$0.3	$—	$—	$—

During the nine months ended September 30, 2015, we purchased a total of (i) 10,620,476 Class C Liberty Global Shares at a weighted average price of $48.44 and (ii) 18,653,356 Class C Old Liberty Global Shares at a weighted average price of $50.17, for an aggregate purchase price of $1,450.1 million, including direct acquisition costs and the effects of derivative instruments. At September 30, 2015, the remaining amount authorized for share repurchases was $2,490.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

(11)    Share-based Compensation

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to awards issued by Liberty Global.

A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions
Liberty Global:
Performance-based incentive awards (a)	$55.4	$44.2	$126.0	$88.0
Other share-based incentive awards	66.1	25.1	116.6	77.5
Total Liberty Global (b)	121.5	69.3	242.6	165.5
Telenet share-based incentive awards	2.1	1.9	7.7	12.6
Other	1.4	1.9	2.7	4.5
Total	$125.0	$73.1	$253.0	$182.6
Included in:
Operating expense:
Liberty Global Group	$0.9	$0.5	$2.7	$4.5
LiLAC Group	0.2	0.5	0.5	1.4
Total operating expense	1.1	1.0	3.2	5.9
SG&A expense:
Liberty Global Group	122.4	70.2	248.1	171.6
LiLAC Group (c)	1.5	1.9	1.7	5.1
Total SG&A expense	123.9	72.1	249.8	176.7
Total	$125.0	$73.1	$253.0	$182.6
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global performance-based restricted share units (PSUs), (ii) a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) the May 2014 grant of performance grant units (PGUs) to our Chief Executive Officer. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

(b)
In connection with the LiLAC Transaction, the compensation committee of our board of directors approved modifications to our outstanding share-based incentive awards (the Award Modifications) in accordance with the underlying share-based incentive plans. The objective of the compensation committee was to ensure a relatively unchanged intrinsic value of outstanding equity awards before and after the bonus issuance of the LiLAC Shares. The mechanism to modify outstanding share-based incentive awards, as approved by the compensation committee, utilized the volume-weighted average price of the respective shares for the five days prior to and the five days following the bonus issuance (Modification VWAPs). In order to determine if any incremental stock-based compensation expense should be recorded as a result of the Award Modifications, we are required to measure the changes in the fair values of the then outstanding share-based incentive awards using market prices immediately before and immediately after the Award Modifications. Due to declines in the share prices of our Class A and Class C Liberty Global Shares following the bonus issuance, the exercise prices of options, share appreciation rights (SARs) and PSARs determined using the Modification VWAPs were lower than the exercise prices that would have resulted if the market prices immediately before and after the Award Modifications had been used. Accordingly, the Black-Scholes fair values of our options, SARs and PSARs increased as a result of the Award Modifications, resulting in incremental stock-based compensation expense of $99.3 million. This amount includes $63.5 million of expense

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

recognized during the third quarter of 2015 related to awards that vested on or prior to September 30, 2015 and $35.8 million of expense that will be recognized in future periods through 2019 as the related awards vest.

(c)
The amount for the nine-month period in 2015 includes the reversal of $1.8 million of share-based compensation expense, primarily related to forfeitures of unvested PSUs during the first quarter of 2015.

The following table provides certain information related to share-based compensation expense not yet recognized for share-based incentive awards issued by Liberty Global as of September 30, 2015:

	Liberty Global ordinary shares (a)	Liberty Global performance-based awards (a) (b)

Total compensation expense not yet recognized (in millions)	$223.1	$126.2
Weighted average period remaining for expense recognition (in years)	2.9	1.1
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

The following table summarizes certain information related to granted and exercised share-based incentive awards issued by Liberty Global:

	Nine months ended
	September 30,
	2015	2014
Assumptions used to estimate fair value of options, SARs and PSARs granted:
Risk-free interest rate	0.96 - 1.89%	0.81 - 1.77%
Expected life	3.0 - 5.5 years	3.1 - 5.1 years
Expected volatility	23.1 - 30.1%	25.1 - 28.7%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$14.73	$11.40
SARs	$10.77	$8.93
PSARs	$—	$8.15
Restricted share units (RSUs)	$51.85	$39.77
PSUs	$51.57	$40.42
PGUs	$—	$44.04
Total intrinsic value of awards exercised (in millions):
Options	$105.8	$76.3
SARs	$47.0	$23.7
PSARs	$0.2	$0.2
Cash received from exercise of options (in millions)	$39.9	$34.3
Income tax benefit related to share-based compensation (in millions)	$55.0	$37.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Share-based Award Activity - Awards Issued by Liberty Global

The following tables summarize the share-based award activity during the nine months ended September 30, 2015 with respect to awards issued by Liberty Global:

Liberty Global Shares and Old Liberty Global Shares

Options - Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	1,726,259	$18.01
Granted	61,763	$54.97
Forfeited	(13,836)	$23.59
Exercised	(920,468)	$14.03
Outstanding at June 30, 2015	853,718	$24.90
Impact of Award Modifications	60,414	(2.32)
Outstanding at July 1, 2015	914,132	$22.58
Forfeited	(5,514)	$22.15
Exercised	(13,655)	$15.37
Outstanding at September 30, 2015	894,963	$22.69	5.4	$18.6
Exercisable at September 30, 2015	432,995	$16.45	4.0	$11.5

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	3,946,192	$17.67
Granted	622,301	$43.34
Forfeited	(34,493)	$22.23
Exercised	(1,613,927)	$14.99
Outstanding at June 30, 2015	2,920,073	$24.57
Impact of Award Modifications	204,344	(2.24)
Outstanding at July 1, 2015	3,124,417	$22.33
Forfeited	(22,783)	$27.52
Exercised	(327,417)	$7.93
Outstanding at September 30, 2015	2,774,217	$23.99	6.1	$48.1
Exercisable at September 30, 2015	1,144,026	$15.55	3.8	$29.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Liberty Global Shares and Old Liberty Global Shares — continued:

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	5,607,988	$31.07
Granted	2,252,602	$53.11
Forfeited	(106,696)	$37.27
Exercised	(354,800)	$25.68
Outstanding at June 30, 2015	7,399,094	$37.95
Impact of Award Modifications	527,825	(3.36)
Outstanding at July 1, 2015	7,926,919	$34.59
Granted	59,652	$52.46
Forfeited	(34,575)	$41.71
Exercised	(118,801)	$24.39
Outstanding at September 30, 2015	7,833,195	$34.85	4.9	$76.9
Exercisable at September 30, 2015	3,156,074	$23.94	3.3	$60.0

SARs — Class C ordinary shares	Number of shares		Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
				in years	in millions
Outstanding at January 1, 2015	14,689,045		$28.49
Granted	4,505,204		$51.41
Forfeited	(262,502)		$34.80
Exercised	(1,062,945)		$23.48
Outstanding at June 30, 2015	17,868,802		$34.47
Impact of Award Modifications	1,250,817		(2.94)
Outstanding at July 1, 2015	19,119,619		$31.53
Granted	119,304		$49.14
Forfeited	(76,709)		$36.94
Exercised	(162,602)		$24.87
Outstanding at September 30, 2015	18,999,612		$31.68	4.6	$207.0
Exercisable at September 30, 2015	8,913,754	—	$22.31	3.1	$166.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Liberty Global Shares and Old Liberty Global Shares — continued:

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	2,788,749	$35.10
Forfeited	(35,625)	$35.03
Exercised	(4,166)	$35.03
Outstanding at June 30, 2015	2,748,958	$35.10
Impact of Award Modifications	142,250	(3.17)
Outstanding at July 1, 2015	2,891,208	$31.93
Outstanding at September 30, 2015	2,891,208	$31.93	4.7	$31.8
Exercisable at September 30, 2015	8,476	$31.87	1.3	$0.1

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	8,366,248	$33.48
Forfeited	(106,875)	$33.41
Exercised	(12,499)	$33.41
Outstanding at June 30, 2015	8,246,874	$33.48
Impact of Award Modifications	387,836	(2.96)
Outstanding at July 1, 2015	8,634,710	$30.52
Outstanding at September 30, 2015	8,634,710	$30.52	4.7	$90.6
Exercisable at September 30, 2015	25,376	$30.46	1.3	$0.3

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	565,270	$38.27
Granted	298,713	$53.11
Forfeited	(18,827)	$37.52
Released from restrictions	(205,540)	$37.16
Outstanding at June 30, 2015	639,616	$45.58
Impact of Award Modifications	30,748	(2.17)
Outstanding at July 1, 2015	670,364	$43.41
Granted	13,890	$52.46
Forfeited	(9,319)	$42.52
Released from restrictions	(31,995)	$35.08
Outstanding at September 30, 2015	642,940	$44.04	3.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Liberty Global Shares and Old Liberty Global Shares — continued:

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	1,387,003	$35.59
Granted	597,426	$51.40
Forfeited	(45,611)	$34.70
Released from restrictions	(553,929)	$34.55
Outstanding at June 30, 2015	1,384,889	$42.85
Impact of Award Modifications	67,240	(1.74)
Outstanding at July 1, 2015	1,452,129	$41.11
Granted	27,780	$49.14
Forfeited	(21,256)	$39.90
Released from restrictions	(95,807)	$33.15
Outstanding at September 30, 2015	1,362,846	$41.85	3.5

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	1,989,693	$41.34
Granted	410,716	$52.82
Performance adjustment (a)	50,410	$37.31
Forfeited	(22,619)	$38.47
Released from restrictions	(543,707)	$41.12
Outstanding at June 30, 2015	1,884,493	$43.84
Impact of Award Modifications	1,185	(2.10)
Outstanding at July 1, 2015	1,885,678	$41.74
Granted	15,410	$52.46
Released from restrictions	(207,193)	$35.54
Outstanding at September 30, 2015	1,693,895	$42.60	1.4

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	1,000,000	$44.55
Released from restrictions	(333,333)	$44.55
Outstanding at June 30, 2015	666,667	$44.55
Impact of Award Modifications	—	(2.12)
Outstanding at September 30, 2015	666,667	$42.43	1.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Liberty Global Shares and Old Liberty Global Shares — continued:

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	2,442,767	$36.71
Granted	821,432	$51.12
Performance adjustment (a)	147,179	$34.80
Forfeited	(58,997)	$36.02
Released from restrictions	(614,341)	$34.80
Outstanding at June 30, 2015	2,738,040	$41.38
Impact of Award Modifications	3,126	(1.98)
Outstanding at July 1, 2015	2,741,166	$39.40
Granted	30,820	$49.14
Released from restrictions	(605,420)	$33.15
Outstanding at September 30, 2015	2,166,566	$41.28	1.4
____________

(a)
Represents the increase in PSUs associated with the first quarter 2015 determination that 113.6% of the PSUs that were granted in 2013 (the 2013 PSUs) had been earned. As of September 30, 2015, all of the earned 2013 PSUs have been released from restrictions.

LiLAC Shares

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	21,233	24.29
Outstanding at July 1, 2015	21,233	$24.29
Outstanding at September 30, 2015	21,233	$24.29	4.3	$0.3
Exercisable at September 30, 2015	14,145	$16.12	3.4	$0.3

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	57,742	22.42
Outstanding at July 1, 2015	57,742	$22.42
Outstanding at September 30, 2015	57,742	$22.42	4.1	$0.8
Exercisable at September 30, 2015	42,321	$15.97	3.4	$0.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

LiLAC Shares — continued:

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	223,823	30.54
Outstanding at July 1, 2015	223,823	$30.54
Granted	10,107	$42.76
Exercised	(120)	$29.83
Outstanding at September 30, 2015	233,810	$31.07	4.7	$1.4
Exercisable at September 30, 2015	108,749	$22.18	3.3	$1.3

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	560,844	29.27
Outstanding at July 1, 2015	560,844	$29.27
Granted	20,214	$42.55
Exercised	(249)	$27.90
Outstanding at September 30, 2015	580,809	$29.73	4.4	$4.2
Exercisable at September 30, 2015	307,441	$21.86	3.1	$3.8

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	140,215	30.08
Outstanding at July 1, 2015	140,215	$30.08
Outstanding at September 30, 2015	140,215	$30.08	4.7	$0.5
Exercisable at September 30, 2015	—	$—	—	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

LiLAC Shares — continued:

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	418,753	30.30
Outstanding at July 1, 2015	418,753	$30.30
Outstanding at September 30, 2015	418,753	$30.30	4.7	$1.7
Exercisable at September 30, 2015	—	$—	—	$—

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	397	$52.94
Outstanding at July 1, 2015	397	$52.94
Granted	1,316	$42.76
Outstanding at September 30, 2015	1,713	$45.12	3.2

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	796	48.68
Outstanding at July 1, 2015	796	$48.68
Granted	2,632	$42.55
Outstanding at September 30, 2015	3,428	$43.97	3.2

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	92,932	41.85
Outstanding at July 1, 2015	92,932	$41.85
Granted	3,007	$42.76
Released from restrictions	(9,452)	$35.70
Outstanding at September 30, 2015	86,487	$42.55	1.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

LiLAC Shares — continued:

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	33,333	42.43
Outstanding at July 1, 2015	33,333	$42.43	1.5

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2015	—	$—
Impact of Award Modifications	133,609	39.59
Outstanding at July 1, 2015	133,609	$39.59
Granted	6,014	$42.55
Released from restrictions	(27,998)	$33.26
Outstanding at September 30, 2015	111,625	$41.34	1.4

(12) Restructuring Liability

A summary of the changes in our restructuring liability during the nine months ended September 30, 2015 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2015	$27.6	$12.5	$116.0	$156.1
Restructuring charges	42.3	—	7.8	50.1
Cash paid	(40.1)	(3.9)	(20.7)	(64.7)
Foreign currency translation adjustments and other	(0.4)	1.9	(9.7)	(8.2)
Restructuring liability as of September 30, 2015	$29.4	$10.5	$93.4	$133.3

Current portion	$29.3	$2.5	$14.5	$46.3
Noncurrent portion	0.1	8.0	78.9	87.0
Total	$29.4	$10.5	$93.4	$133.3

Our restructuring charges during the nine months ended September 30, 2015 include employee severance and termination costs related to certain reorganization and integration activities of $15.5 million in U.K./Ireland, $12.9 million in the Netherlands, $8.2 million in Switzerland/Austria and $2.4 million in Puerto Rico. We expect to record further restructuring charges during the fourth quarter of 2015 in connection with the continued integration of Ziggo with Ziggo Services and the European Operations Division.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

(13)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of ordinary shares outstanding for the period. Diluted earnings or loss per share presents the dilutive effect, if any, on a per share basis of potential ordinary shares (e.g., options, SARs, PSARs, RSUs and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net earnings (loss) attributable to holders of Liberty Global Shares, LiLAC Shares and Old Liberty Global Shares are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	in millions
Net earnings (loss) attributable to holders of:
Liberty Global Shares (a)	$102.9	$—	$102.9	$—
LiLAC Shares (a)	30.4	—	30.4	—
Old Liberty Global Shares (b):
Continuing operations	—	157.1	(1,002.2)	(505.1)
Discontinued operation	—	—	—	333.5
	—	157.1	(1,002.2)	(171.6)
Net earnings (loss) attributable to Liberty Global shareholders	$133.3	$157.1	$(868.9)	$(171.6)
_______________

(a)	The amounts presented for the 2015 nine-month period relate to the period from July 1, 2015 through September 30, 2015.

(b)	The amounts presented for the 2015 nine-month period relate to the period from January 1, 2015 through June 30, 2015.

The details of our weighted average ordinary shares outstanding are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average ordinary shares outstanding:
Liberty Global Shares (a)
Basic	872,802,928		872,802,928
Diluted	885,904,765		885,904,765
LiLAC Shares (a):
Basic	43,905,783		43,905,783
Diluted	44,229,892		44,229,892
Old Liberty Global Shares (b):
Basic		779,708,147	884,040,481	784,112,867
Diluted		790,086,341	884,040,481	784,112,867
_______________

(a)	The amounts presented for the 2015 nine-month period relate to the period from July 1, 2015 through September 30, 2015.

(b)	The amounts presented for the 2015 nine-month period relate to the period from January 1, 2015 through June 30, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Liberty Global Shares

The details of the calculation of EPS with respect to Liberty Global Shares for the three months ended September 30, 2015 are set forth in the following table:

Numerator:
Net earnings attributable to holders of Liberty Global Shares (basic and diluted EPS computation) (in millions)	$102.9

Denominator:
Weighted average ordinary shares (basic EPS computation)	872,802,928
Incremental shares attributable to the assumed exercise of outstanding options, SARs and PSARs and the release of share units upon vesting (treasury stock method)	13,101,837
Weighted average ordinary shares (diluted EPS computation)	885,904,765

A total of 9.7 million options, SARs, PSARs and RSUs and 2.6 million shares issuable upon conversion of the VM Convertible Notes were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2015 because their effect would have been anti-dilutive.

LiLAC Shares

The details of the calculation of EPS with respect to LiLAC Shares for the three months ended September 30, 2015 are set forth in the following table:

Numerator:
Net earnings attributable to holders of LiLAC Shares (basic and diluted EPS computation) (in millions)	$30.4

Denominator:
Weighted average ordinary shares (basic EPS computation)	43,905,783
Incremental shares attributable to the assumed exercise of outstanding options, SARs and PSARs and the release of share units upon vesting (treasury stock method)	324,109
Weighted average ordinary shares (diluted EPS computation)	44,229,892

A total of 0.7 million options, SARs, PSARs and RSUs were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2015 because their effect would have been anti-dilutive.

Old Liberty Global Shares

The details of the calculation of EPS with respect to Old Liberty Global Shares for the three months ended September 30, 2014 are set forth in the following table:

Numerator:
Net earnings attributable to holders of Old Liberty Global Shares (basic and diluted EPS computation) (in millions)	$157.1

Denominator:
Weighted average ordinary shares (basic EPS computation)	779,708,147
Incremental shares attributable to the assumed exercise of outstanding options, SARs and PSARs and the release of share units upon vesting (treasury stock method)	10,378,194
Weighted average ordinary shares (diluted EPS computation)	790,086,341

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

A total of 10.7 million options, SARs, PSARs and RSUs and 2.6 million shares issuable upon conversion of the VM Convertible Notes were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2014 because their effect would have been anti-dilutive.

We reported losses from continuing operations attributable to holders of Old Liberty Global Shares for the six months ended June 30, 2015 and the nine months ended September 30, 2014. Therefore, the potentially dilutive effect at June 30, 2015 and September 30, 2014 of the following items was not included in the computation of diluted loss per share attributable to holders of Old Liberty Global Shares during these periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 42.0 million and 42.2 million, respectively, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 5.3 million and 5.5 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million and 2.6 million, respectively.

(14)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, non-cancellable operating leases, purchases of customer premises and other equipment and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2015:

	Payments due during:
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter	Total
	in millions

Programming commitments	$247.5	$994.9	$886.9	$702.4	$265.8	$5.6	$2.2	$3,105.3
Network and connectivity commitments	222.2	351.3	236.7	121.6	85.1	56.5	915.5	1,988.9
Operating leases	43.6	153.3	127.6	109.3	88.7	56.4	287.7	866.6
Purchase commitments	376.2	204.9	65.7	12.1	4.3	—	—	663.2
Other commitments	259.3	274.6	163.1	96.6	43.5	21.8	27.7	886.6
Total (a)	$1,148.8	$1,979.0	$1,480.0	$1,042.0	$487.4	$140.3	$1,233.1	$7,510.6
_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our September 30, 2015 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during the nine months ended September 30, 2015 and 2014, third-party programming and copyright costs incurred by our broadband communications and direct-to-home (DTH) operations aggregated $1,703.2 million (including $1,518.7 million for the Liberty Global Group and $184.5 million for the LiLAC Group) and $1,586.4 million (including $1,410.6 million for the Liberty Global Group and $175.8 million for the LiLAC Group), respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our mobile virtual network operator (MVNO) agreements, (iii) service commitments associated with our network extension project in the U.K. and (iv) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia. Effective October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional and legally-binding obligations related to the purchase of customer premises and other equipment.

Commitments arising from acquisition agreements are not reflected in the above table. For information regarding our commitments under acquisition agreements, see note 3.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2015 and 2014, see note 5.

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

Guarantees and Other Credit Enhancements

In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments, and we do not believe that they will result in material payments in the future.

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers, to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. Proximus lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Proximus is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. However, the claim for compensation has not yet been quantified. At the introductory hearing, which was held on September 8, 2009, the proceedings on appeal were postponed indefinitely at the request of Proximus.

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
September 30, 2015
(unaudited)

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

It is possible that Proximus or another third party or public authority will initiate further legal proceedings in an attempt to annul the 2008 PICs Agreement. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is only responsible for damages in excess of €20.0 million ($22.4 million). In light of the fact that Proximus has not quantified the amount of damages that it is seeking and we have no basis for assessing the amount of losses we would incur in the unlikely event that the 2008 PICs Agreement were to be annulled, we cannot provide a reasonable estimate of the range of loss that would be incurred in the event the ultimate resolution of this matter were to be unfavorable to Telenet. However, we do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position.

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

Vivendi Litigation. A wholly-owned subsidiary of our company is a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studios. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. Our subsidiary’s interest in any such recovery will be equal to 10% of the recovery amount, including any interest awarded, less the amount to be retained by Liberty Media for (i) all fees and expenses incurred by Liberty Media in connection with the action (including expenses to be incurred in connection with any appeals and the payment of certain deferred legal fees) and (ii) agreed upon interest on such fees and expenses. On January 17, 2013, following a jury trial, the court entered a final judgment in favor of the plaintiffs in the amount of €944 million ($1,056 million), including prejudgment interest. Vivendi S.A. and Universal Studios have filed a notice of appeal of the court’s final judgment to the Second Circuit Court of Appeals. As a result, the amount that our subsidiary may ultimately recover in connection with the final resolution of the action, if any, is uncertain. Any recovery by our company will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims previously asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). The PRTC Claim includes an allegation that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In March 2014, a separate class action claim was filed in Puerto Rico (the Class Action Claim) containing allegations substantially similar to those asserted in the PRTC Claim, but alleging ongoing injury

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

on behalf of a consumer class (as opposed to harm to a competitor). The former owners of OneLink have partially indemnified us through November 27, 2016 for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

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

In February 2012, Telenet submitted draft reference offers regarding the obligations described above, and the Belgium Regulatory Authorities published the final decision on September 9, 2013. Telenet has implemented the access obligations as described in its reference offers and, as of June 23, 2014, access to the Telenet network had become operational and can be applied by wireless operator Mobistar SA (Mobistar). In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Proximus submitted a request to Telenet to commence access negotiations. Telenet contests this request and has asked the Belgium Regulatory Authorities to assess the reasonableness of the Proximus request. The timing for a decision regarding this assessment by the Belgium Regulatory Authorities is not known.

On April 2, 2013, the Belgium Regulatory Authorities issued a draft decision regarding the “retail-minus” tariffs of minus 35% for basic television (basic analog and digital video package) and minus 30% for the bundle of basic television and broadband internet services. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing and sales). On October 4, 2013, the Belgium Regulatory Authorities notified a draft quantitative decision to the European Commission in which they changed the “retail-minus” tariffs to minus 30% for basic television (basic analog and digital video package) and to minus 23% for the bundle of basic television and broadband internet services. Even though the European Commission made a number of comments regarding the appropriateness of certain assumptions in the proposed costing methodology, the Belgium Regulatory Authorities adopted such “retail-minus” tariffs on December 11, 2013. During 2015, the Belgium Regulatory Authorities proposed that the basis for calculating the “retail minus” tariffs will be further reduced, which would lead to significantly lower “retail minus” tariffs. Following consultations regarding such proposals, the draft decision will then be sent for review to the European Commission. A final decision is expected prior to December 31, 2015.

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
September 30, 2015
(unaudited)

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
During the fourth quarter of 2014, we, together with our German subsidiaries, entered into agreements with the Appellants pursuant to which the Appellants withdrew the FCO Appeals and, on January 21, 2015, the FCO consented to the withdrawal. On March 15, 2015, the Federal Court of Justice terminated the proceedings, as a result of which the FCO’s clearance decision with respect to our KBW Acquisition became final (without any additional review or conditions). On April 29, 2015, we paid the Appellants an aggregate amount of €183.5 million ($204.5 million at the transaction date), in satisfaction of the provision that we recorded during the fourth quarter of 2014. We consider this matter to be closed.
Financial Transactions Tax. Eleven countries in the EU, including Belgium, Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (the FTT). Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price. Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the eleven participating countries. Although ongoing debate in the relevant countries demonstrates continued momentum around the FTT, uncertainty remains as to when the FTT would be implemented and the breadth of its application. Based on our understanding of the current status of the potential FTT, we do not expect that any implementation of the FTT would occur before January 2017. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform. Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of the VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £44.2 million ($66.9 million) as of September 30, 2015. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the court’s decision is expected prior to December 31, 2015.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. This change, which took effect on May 1, 2014, resulted in a $24.0 million decrease to Virgin Media’s revenue during the first half of 2015, as compared to the corresponding period in 2014. Recent correspondence from the U.K. government indicates that it may seek to challenge Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. If such a challenge were to be issued by the U.K. government, Virgin Media could be required to make a payment of the challenged amount in order to make an appeal. Virgin Media currently estimates that the challenged amount could be up to approximately £65 million ($98 million) before any penalties or interest. Any challenge and subsequent appeal would likely be subject to court proceedings that could delay the ultimate resolution of this matter for an extended period of time. No portion of this potential exposure has been accrued by Virgin Media as no claim has been asserted or assessed and the likelihood of loss is not considered to be probable.

Hungary VAT Matter. In September 2015, our DTH operations in Luxembourg received a first instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities have assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,902.2 million ($21.0 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and interpretations thereof, including

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

a binding tax ruling that we received from the Hungarian government in 2010. Although we are appealing the first instance decision, we may be required to pay all or a portion of the assessed amount during the pendency of the appeal. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

Telenet MVNO Matter. Telenet and Mobistar are currently in dispute over amounts payable to Mobistar with respect to certain provisions of Telenet’s MVNO agreement with Mobistar (the Mobistar MVNO Agreement). As part of this dispute, Mobistar initiated legal proceedings against Telenet claiming, among other things, that the migration period after termination or expiration of the Mobistar MVNO Agreement should be shortened from 24 months to six months. Telenet believes it has strong arguments against Mobistar’s claims and intends to defend itself vigorously. We cannot currently predict the outcome of these proceedings; however, in the unlikely event that the migration period is shortened, Telenet’s mobile business could be adversely impacted. The oral hearing in this matter is currently scheduled for September 23, 2016.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties. In this regard, beginning in September 2014, various decreases to tariff rates have been proposed and implemented by Chilean regulatory authorities, and a further decrease to one tariff rate is pending. None of these decreases had, or are expected to have, a material impact on VTR's revenue or expenses.

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

Adjusted operating income before depreciation and amortization (Adjusted OIBDA) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, Adjusted OIBDA is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings or loss, cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment Adjusted OIBDA to our earnings (loss) from continuing operations before income taxes is presented below.

During the fourth quarter of 2014, we began presenting (i) our operating segments in the U.K. and Ireland as one combined reportable segment, (ii) our operating segments in Switzerland and Austria as one combined reportable segment and (iii) our UPC DTH operating segment, as described below, as part of our Central and Eastern Europe reportable segment. These changes were made as a result of internal changes in organizational structures, changes in how these segments are evaluated and monitored by the chief operating decision maker and the integration of certain functions within these reportable segments. We began presenting our operating segment in Puerto Rico as a separate reportable segment during the second quarter of 2015 in anticipation of the issuance of the LiLAC Shares. Previously, (a) our operating segments in the U.K. and Switzerland were each separate reportable segments, (b) our operating segments in Ireland and Austria were combined into one reportable segment, “Other Western Europe,” (c) our UPC DTH operating segment was included in the European Operations Division’s central and other category and (d) our operating segment in Puerto Rico was included in our corporate and other category. Segment information for all periods presented reflects the above-described changes. We present only the reportable segments of our continuing operations in the tables below.

As of September 30, 2015, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	Chile

•	Puerto Rico

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B and mobile services. At September 30, 2015, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Operations Division. The corporate and other category for the Liberty Global Group includes less significant consolidated operating segments that provide programming and other services. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations. Inter-group eliminations primarily represent the elimination of intercompany transactions between the Liberty Global Group and the LiLAC Group.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,783.3	$1,863.4	$5,254.3	$5,607.6
The Netherlands (a)	681.4	301.6	2,072.7	936.0
Germany	603.5	671.7	1,792.4	2,056.4
Belgium	512.5	575.7	1,515.5	1,732.3
Switzerland/Austria	437.9	460.6	1,326.0	1,401.1
Total Western Europe	4,018.6	3,873.0	11,960.9	11,733.4
Central and Eastern Europe	266.2	312.0	801.6	960.4
Central and other	0.1	2.5	(3.7)	0.5
Total European Operations Division	4,284.9	4,187.5	12,758.8	12,694.3
Corporate and other	8.3	19.0	33.9	55.0
Intersegment eliminations (b)	(4.6)	(9.3)	(19.9)	(22.5)
Total Liberty Global Group	4,288.6	4,197.2	12,772.8	12,726.8
LiLAC Group:
Chile	204.3	223.7	633.9	678.8
Puerto Rico (c)	104.5	76.3	274.1	227.6
Total LiLAC Group	308.8	300.0	908.0	906.4
Inter-group eliminations	—	—	—	(0.1)
Total	$4,597.4	$4,497.2	$13,680.8	$13,633.1
______________

(a)	The amounts presented for the 2014 periods exclude the revenue of Ziggo, which was acquired on November 11, 2014.

(b)	Amounts are primarily related to transactions between our European Operations Division and our programming operations.

(c)	The amounts presented for the 2015 periods include the post-acquisition revenue of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$777.0	$812.2	$2,345.9	$2,433.3
The Netherlands (a)	388.6	175.1	1,127.5	543.5
Germany	380.9	417.5	1,111.8	1,277.5
Belgium	258.3	287.9	766.1	877.9
Switzerland/Austria	269.6	272.4	778.1	814.2
Total Western Europe	2,074.4	1,965.1	6,129.4	5,946.4
Central and Eastern Europe	119.0	143.7	355.5	449.1
Central and other	(74.0)	(71.7)	(214.6)	(214.5)
Total European Operations Division	2,119.4	2,037.1	6,270.3	6,181.0
Corporate and other	(55.3)	(45.0)	(159.7)	(150.1)
Intersegment eliminations (b)	—	—	—	4.0
Total Liberty Global Group	2,064.1	1,992.1	6,110.6	6,034.9
LiLAC Group:
LiLAC Division:
Chile	82.5	86.6	246.1	255.1
Puerto Rico (c)	46.4	32.7	120.7	95.4
Total LiLAC Division	128.9	119.3	366.8	350.5
Corporate and other	(1.1)	(0.8)	(3.2)	(2.4)
Total LiLAC Group	127.8	118.5	363.6	348.1
Total	$2,191.9	$2,110.6	$6,474.2	$6,383.0
______________

(a)	The amounts presented for the 2014 periods exclude the Adjusted OIBDA of Ziggo, which was acquired on November 11, 2014.

(b)
The amount for the nine months ended September 30, 2014 is related to transactions between our European Operations Division and the Chellomedia Disposal Group, which eliminations are no longer recorded following the completion of the Chellomedia Transaction on January 31, 2014.

(c)	The amounts presented for the 2015 periods include the post-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

The following table provides a reconciliation of total segment Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Total segment Adjusted OIBDA from continuing operations	$2,191.9	$2,110.6	$6,474.2	$6,383.0
Share-based compensation	(125.0)	(73.1)	(253.0)	(182.6)
Depreciation and amortization	(1,458.4)	(1,313.5)	(4,387.6)	(4,084.0)
Impairment, restructuring and other operating items, net	(63.0)	(20.3)	(105.7)	(161.5)
Operating income	545.5	703.7	1,727.9	1,954.9
Interest expense	(617.7)	(617.3)	(1,834.4)	(1,912.6)
Realized and unrealized gains (losses) on derivative instruments, net	742.0	527.9	680.8	(177.3)
Foreign currency transaction losses, net	(216.2)	(375.8)	(911.4)	(433.0)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	(276.1)	92.2	(13.9)	189.4
Losses on debt modification and extinguishment, net	(34.3)	(9.6)	(382.6)	(83.5)
Other income (expense), net	(5.1)	0.2	(7.8)	11.8
Earnings (loss) from continuing operations before income taxes	$138.1	$321.3	$(741.4)	$(450.3)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
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

	Nine months ended September 30,
	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,114.5	$1,129.5
The Netherlands (a)	382.3	144.0
Germany	415.1	413.2
Belgium	231.5	300.4
Switzerland/Austria	220.7	241.1
Total Western Europe	2,364.1	2,228.2
Central and Eastern Europe	185.1	175.7
Central and other	219.9	182.0
Total European Operations Division	2,769.1	2,585.9
Corporate and other	51.7	5.1
Total Liberty Global Group	2,820.8	2,591.0
LiLAC Group:
Chile	129.1	147.9
Puerto Rico (b)	55.7	50.4
Total LiLAC Group	184.8	198.3
Total property and equipment additions	3,005.6	2,789.3
Assets acquired under capital-related vendor financing arrangements	(1,090.6)	(677.9)
Assets acquired under capital leases	(89.3)	(106.6)
Changes in current liabilities related to capital expenditures	25.8	41.5
Total capital expenditures	$1,851.5	$2,046.3
______________

(a)	The amount presented for the 2014 period excludes the property and equipment additions of Ziggo, which was acquired on November 11, 2014.

(b)	The amount presented for the 2015 period includes the post-acquisition property and equipment additions of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions
Subscription revenue (a):
Video	$1,591.0	$1,602.0	$4,808.3	$4,907.0
Broadband internet	1,293.4	1,174.2	3,809.3	3,508.7
Fixed-line telephony	796.1	798.5	2,397.2	2,457.9
Cable subscription revenue	3,680.5	3,574.7	11,014.8	10,873.6
Mobile subscription revenue (b)	270.1	281.6	783.0	812.0
Total subscription revenue	3,950.6	3,856.3	11,797.8	11,685.6
B2B revenue (c)	389.8	374.2	1,144.2	1,113.2
Other revenue (b) (d)	257.0	266.7	738.8	834.3
Total	$4,597.4	$4,497.2	$13,680.8	$13,633.1
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $52.6 million and $60.4 million during the three months ended September 30, 2015 and 2014, respectively, and $160.1 million and $184.2 million during the nine months ended September 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small office and home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $80.0 million and $55.9 million during the three months ended September 30, 2015 and 2014, respectively, and $218.5 million and $163.1 million during the nine months ended September 30, 2015 and 2014, respectively.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2015
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions
Liberty Global Group:
European Operations Division:
U.K.	$1,686.0	$1,747.0	$4,960.4	$5,249.5
The Netherlands (a)	681.4	301.6	2,072.7	936.0
Germany	603.5	671.7	1,792.4	2,056.4
Belgium	512.5	575.7	1,515.5	1,732.3
Switzerland	345.4	353.2	1,049.5	1,071.3
Poland	99.1	116.9	301.3	358.6
Ireland	97.3	116.4	293.9	358.1
Austria	92.5	107.4	276.5	329.8
Hungary	64.6	76.4	194.8	235.7
The Czech Republic	44.6	53.9	132.8	170.2
Romania	40.0	43.5	117.6	130.5
Slovakia	14.7	18.3	44.7	57.1
Other	3.3	5.5	6.7	8.8
Total European Operations Division	4,284.9	4,187.5	12,758.8	12,694.3
Other, including intersegment eliminations	3.7	9.7	14.0	32.5
Total Liberty Global Group	4,288.6	4,197.2	12,772.8	12,726.8
LiLAC Group:
Chile	204.3	223.7	633.9	678.8
Puerto Rico (b)	104.5	76.3	274.1	227.6
Total LiLAC Group	308.8	300.0	908.0	906.4
Inter-group eliminations	—	—	—	(0.1)
Total	$4,597.4	$4,497.2	$13,680.8	$13,633.1
______________

(a)	The amounts presented for the 2014 periods exclude the revenue of Ziggo, which was acquired on November 11, 2014.

(b)	The amounts presented for the 2015 periods include the post-acquisition revenue of Choice, which was acquired on June 3, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2014 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2015.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2014 Annual Report on Form 10-K and in our June 30, 2015 Quarterly Report on Form 10-Q, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to, the businesses we have acquired, such as Ziggo and Choice, or may acquire, such as BASE;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., U.S. or in other countries in which we operate;

•	changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors (including our third-party wireless network providers under our MVNO arrangements) to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our digital video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with the U.K. network extension;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our new equity capital structure following the LiLAC Transaction; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at September 30, 2015 in 14 countries. Through Virgin Media, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K. and Ireland. Through Ziggo Group Holding, Unitymedia and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands, Germany and Belgium, respectively. Through UPC Holding, we provide (i) video, broadband internet and fixed-line telephony services in seven other European countries and (ii) mobile services in four other European countries. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR. In Puerto Rico, we provide video, broadband internet and fixed-line telephony services through Liberty Puerto Rico.

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

On July 1, 2015, we completed the LiLAC Transaction, pursuant to which we (i) reclassified our then outstanding Old Liberty Global Shares into Liberty Global Shares and (ii) distributed LiLAC Shares to holders of our Old Liberty Global Shares. The Liberty Global Shares and the LiLAC Shares are intended to reflect or “track” the economic performance of the Liberty Global Group and the LiLAC Group, respectively. For additional information, see note 1 to our condensed consolidated financial statements.

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

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At September 30, 2015, we owned and operated networks that passed 52,930,600 homes and served 56,659,300 revenue generating units (RGUs), consisting of 24,080,300 video subscribers, 17,879,800 broadband internet subscribers and 14,699,200 fixed-line telephony subscribers. In addition, at September 30, 2015, we served 4,735,600 mobile subscribers.

During the first quarter of 2015, we modified certain video subscriber definitions to better align these definitions with the underlying services received by our subscribers and have replaced our “analog cable” and “digital cable” subscriber definitions with “basic video” and “enhanced video,” respectively. A basic video subscriber receives our video service via an analog video signal or a digital video signal without subscribing to any recurring monthly service that requires the use of encryption-enabling technology. An enhanced video subscriber receives our video service via a digital video signal while subscribing to any recurring monthly service that requires the use of encryption-enabling technology.

Including the effects of acquisitions, we added a total of 323,000 and 708,700 RGUs during the three and nine months ended September 30, 2015, respectively. Excluding the effects of acquisitions (RGUs added on the acquisition date), but including post-acquisition date changes in RGUs, we added 319,600 and 526,300 RGUs on an organic basis during the three and nine months ended September 30, 2015, respectively, as compared to 344,200 and 928,100 RGUs that we added on an organic basis during the corresponding prior year periods. The organic RGU growth during the three and nine months ended September 30, 2015 is primarily attributable to the net effect of (i) decreases of 151,100 and 449,200 basic video RGUs, respectively, (ii) increases of 221,900 and 511,400 broadband internet RGUs, respectively, (iii) increases of 160,900 and 346,900 fixed-line telephony RGUs, respectively, and (iv) increases of 71,400 and 108,300 enhanced video RGUs, respectively.

We have initiated our “Liberty 3.0” program, which is a comprehensive plan to drive our top line growth while maintaining tight control of our costs. We have looked expansively at our opportunities to accelerate new sources of revenue growth, including mobile, B2B and network extension, coupled with driving greater efficiencies in our business by leveraging our scale more effectively. Underpinning this program is a genuine commitment to customer centricity, which we believe is key to succeeding in an ever more demanding consumer market. We expect this transformation to occur over the next several years, and as with any program of this scale, the benefits will materialize over time rather than immediately. We believe that the successful implementation of Liberty 3.0 will ultimately lead to organic growth rates for revenue and Adjusted OIBDA that are meaningfully higher than our current consolidated organic growth rates. Nevertheless, our ability to achieve these goals is subject to competitive, economic, regulatory and other factors outside of our control and no assurance can be given that we will be successful in delivering growth rates that are meaningfully higher than our current growth rates for revenue and Adjusted OIBDA.

As further described in our 2014 Annual Report on Form 10-K, we have undertaken a network extension project in the U.K. pursuant to which we may connect up to an estimated four million additional homes and businesses to Virgin Media's broadband communications network from 2015 through 2020 (the U.K. Network Extension). Including the full estimated impact of the U.K. Network Extension and assuming no changes to our long range capital plan, we previously disclosed that our aggregate consolidated property and equipment additions as a percentage of our revenue will range from 21% to 23% during the period from 2015 through 2020. Pursuant to our Liberty 3.0 program, we have also initiated a detailed review to explore medium-term network extension opportunities in several of our other markets, including Germany, Poland, Romania, Hungary and Chile. As compared to the range provided above, any determination to pursue additional network extension projects could result in a higher ratio of our property and equipment additions as a percentage of our revenue during the aforementioned timeframe.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node and advanced digital subscriber line technologies), DTH operators and/or other providers in all of our broadband communications markets. This significant competition, together with the maturation of certain of our markets, has contributed to organic declines in revenue, RGUs and/or average monthly subscription revenue per average RGU (ARPU) in certain of our markets, the more notable of which include:

(i)	organic declines in overall revenue in the Netherlands during the third quarter of 2015, as compared to the third quarter of 2014;

(ii)	organic declines in overall revenue in the Netherlands and Switzerland/Austria during the third quarter of 2015, as compared to the second quarter of 2015; and

(iii)
organic declines during the third quarter of 2015 in (a) video RGUs in the majority of our markets, as declines in our basic video RGUs generally exceeded additions to our enhanced video RGUs (including migrations from basic video) in these markets, (b) fixed-line telephony RGUs in the Netherlands, and (c) total RGUs in the Netherlands and Switzerland/Austria.

In addition to competition, our operations are subject to macroeconomic and political risks that are outside of our control.  For example, high levels of sovereign debt in the U.S. and several European countries in which we operate, combined with weak growth and high unemployment, could potentially lead to fiscal reforms (including austerity measures), tax increases, sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. Given our significant exposure to the euro, the occurrence of any of these events within the eurozone countries could have an adverse impact on, among other matters, our liquidity and cash flows.

Concerns also exist with respect to the Puerto Rico government’s cash flows and, accordingly, its ability to meet its debt obligations. For example, in the beginning of August 2015, it was reported that the Puerto Rico government failed to make a $58 million bond payment. Before the payment default, the Puerto Rico government enacted a new tax law that, among other things, (i) increased the sales and use tax rate from 7% to 11.5%, effective July 1, 2015, and (ii) provided for the taxing of services between businesses at a rate of 4%, effective October 1, 2015. Prior to the new tax law, such services were exempt from taxation. Puerto Rico’s government is also currently contemplating austerity and a number of other measures to improve its solvency. It remains possible, if not likely, that Puerto Rico will be required to restructure its debt obligations to remain solvent. If the fiscal and economic conditions in Puerto Rico were to worsen as a result of these or other factors, the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, which, in turn, could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended September 30, 2015 was to the euro and British pound sterling as 44.0% and 36.7% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B and mobile services. For detailed information regarding the composition of our reportable segments, including information regarding certain changes to our reportable segments that we made during the fourth quarter of 2014 and the second quarter of 2015, see note 15 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA, as further discussed in note 15 to our condensed consolidated financial statements, as well as an analysis of Adjusted OIBDA by reportable segment for the three and nine months ended September 30, 2015 and 2014. These tables present (i) the amounts reported by each of our reportable segments for the current and comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions and dispositions). The comparisons that exclude FX assume that exchange rates remained constant at the prior year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our reportable segments for the three and nine months ended September 30, 2015 and 2014 at the end of this section.

The revenue of our reportable segments includes revenue earned from (i) subscribers to our broadband communications and mobile services and (ii) B2B services, interconnect fees, channel carriage fees, mobile handset sales, installation fees, late fees and advertising revenue. Consistent with the presentation of our revenue categories in note 15 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

In the U.K. and Belgium, we now offer our customers the option to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract (a Split-contract Program). Revenue associated with handsets sold under a Split-contract Program is recognized upfront and included in other non-subscription revenue. We generally recognize the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments. Prior to the Split-contract Programs, all revenue from handset sales that was contingent upon delivering future airtime services was recognized over the life of the customer contract as part of the monthly fee and included in subscription revenue.

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

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,783.3	$1,863.4	$(80.1)	(4.3)	4.3
The Netherlands (a) (b)	681.4	301.6	379.8	125.9	(6.6)
Germany	603.5	671.7	(68.2)	(10.2)	7.0
Belgium	512.5	575.7	(63.2)	(11.0)	6.1
Switzerland/Austria	437.9	460.6	(22.7)	(4.9)	2.7
Total Western Europe	4,018.6	3,873.0	145.6	3.8	4.0
Central and Eastern Europe	266.2	312.0	(45.8)	(14.7)	1.6
Central and other	0.1	2.5	(2.4)	N.M.	N.M.
Total European Operations Division	4,284.9	4,187.5	97.4	2.3	3.8
Corporate and other	8.3	19.0	(10.7)	(56.3)	(16.6)
Intersegment eliminations	(4.6)	(9.3)	4.7	N.M.	N.M.
Total Liberty Global Group	4,288.6	4,197.2	91.4	2.2	3.8
LiLAC Group:
Chile	204.3	223.7	(19.4)	(8.7)	7.0
Puerto Rico (b) (c)	104.5	76.3	28.2	37.0	7.4
Total LiLAC Group	308.8	300.0	8.8	2.9	7.0
Total	$4,597.4	$4,497.2	$100.2	2.2	4.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$5,254.3	$5,607.6	$(353.3)	(6.3)	3.4
The Netherlands (a) (b)	2,072.7	936.0	1,136.7	121.4	(4.7)
Germany	1,792.4	2,056.4	(264.0)	(12.8)	5.9
Belgium	1,515.5	1,732.3	(216.8)	(12.5)	6.3
Switzerland/Austria	1,326.0	1,401.1	(75.1)	(5.4)	3.1
Total Western Europe	11,960.9	11,733.4	227.5	1.9	3.6
Central and Eastern Europe	801.6	960.4	(158.8)	(16.5)	1.2
Central and other	(3.7)	0.5	(4.2)	N.M.	N.M.
Total European Operations Division	12,758.8	12,694.3	64.5	0.5	3.4
Corporate and other	33.9	55.0	(21.1)	(38.4)	(17.3)
Intersegment eliminations	(19.9)	(22.5)	2.6	N.M.	N.M.
Total Liberty Global Group	12,772.8	12,726.8	46.0	0.4	3.3
LiLAC Group:
Chile	633.9	678.8	(44.9)	(6.6)	6.3
Puerto Rico (b) (c)	274.1	227.6	46.5	20.4	7.3
Total LiLAC Group	908.0	906.4	1.6	0.2	6.5
Inter-group eliminations	—	(0.1)	0.1	N.M.	N.M.
Total	$13,680.8	$13,633.1	$47.7	0.3	3.5
_______________

(a)	The amounts presented for the 2014 periods exclude the revenue of Ziggo, which was acquired on November 11, 2014.

(b)
As further described under Material Changes in Results of Operations, our organic growth rates are impacted by the methodology we use to estimate the impact of an acquisition. This impact is more pronounced in the Netherlands, where the acquired company (Ziggo) is significantly larger than our legacy operations in the Netherlands.

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

U.K./Ireland. The decreases in U.K./Ireland’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $80.8 million or 4.3% and $188.7 million or 3.4%, respectively, (ii) the impact of acquisitions, (iii) the impact of a disposal and (iv) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$21.0	$—	$21.0	$65.3	$—	$65.3
ARPU (b)	19.1	—	19.1	38.8	—	38.8
Total increase in cable subscription revenue	40.1	—	40.1	104.1	—	104.1
Decrease in mobile subscription revenue (c)	(7.2)	—	(7.2)	(5.7)	—	(5.7)
Total increase in subscription revenue	32.9	—	32.9	98.4	—	98.4
Increase in B2B revenue (d)	—	12.3	12.3	—	30.4	30.4
Increase in other non-subscription revenue (e)	—	35.6	35.6	—	59.9	59.9
Total organic increase	32.9	47.9	80.8	98.4	90.3	188.7
Impact of acquisitions	—	0.8	0.8	0.4	2.4	2.8
Impact of a disposal (f)	—	(12.4)	(12.4)	—	(38.5)	(38.5)
Impact of FX	(122.3)	(27.0)	(149.3)	(417.3)	(89.0)	(506.3)
Total	$(89.4)	$9.3	$(80.1)	$(318.5)	$(34.8)	$(353.3)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of broadband internet and fixed-line telephony RGUs that were only partially offset by declines in (i) the average number of enhanced video RGUs and (ii) the average numbers of basic and multi-channel multi-point (microwave) distribution system video RGUs in Ireland.

(b)
The increases in cable subscription revenue related to changes in ARPU are due to the net effect of (i) net increases resulting from the following factors: (a) higher ARPU due to February 2015 and 2014 price increases for broadband internet, digital video and fixed-line telephony services, (b) lower ARPU due to the impact of higher discounts, (c) higher ARPU due to increases in the proportions of subscribers receiving higher-priced tiers of broadband internet services in U.K./Ireland’s bundles, (d) lower ARPU due to lower fixed-line telephony call volumes, (e) lower ARPU resulting from the impact of a January 1, 2015 change in how VAT is applied to certain components of our U.K. operations, which reduced revenue by $12.8 million and $38.0 million, respectively, and (f) for the nine-month comparison, lower ARPU due to a May 1, 2014 change in legislation in the U.K. with respect to the charging of VAT in connection with prompt payment discounts, as discussed below, which reduced revenue by $24.0 million, and (ii) adverse changes in RGU mix in Ireland.

(c)
The decreases in mobile subscription revenue relate to the U.K. and are primarily due to the net effect of (i) increases in the number of customers taking postpaid mobile services, (ii) declines of $14.2 million and $25.0 million, respectively, in postpaid mobile services revenue due to the November 2014 introduction of a Split-contract Program, (iii) declines in the number of prepaid mobile customers and (iv) decreases of $2.8 million and $8.5 million, respectively, related to the above-described January 1, 2015 change in how VAT is applied.

(d)
The increases in B2B revenue are primarily due to the net effect of (i) increases in data revenue, largely attributable to (a) higher volumes and (b) increases of $4.8 million and $17.8 million, respectively, in the U.K.’s amortization of deferred upfront fees on B2B contracts, (ii) declines in voice revenue in the U.K., primarily attributable to declines in usage, and (iii) increases in low-margin equipment sales in the U.K.

(e)
The increases in other non-subscription revenue are primarily due to the net effect of (i) increases in mobile handset sales, primarily attributable to increases of $48.6 million and $100.5 million, respectively, associated with the November 2014 introduction of a Split-contract Program, (ii) decreases in interconnect revenue of $5.4 million and $17.0 million, respectively, primarily due to declines in mobile short message service (or SMS) termination volumes in the U.K., and (iii) decreases in installation revenue of $3.4 million and $13.8 million, respectively.

(f)
Represents the estimated impact of the non-cable subscribers in the U.K. that we sold in the fourth quarter of 2014 (the U.K. Non-Cable Disposal). These non-cable subscribers were migrated to a third-party during the first nine months of 2015.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that Virgin Media offers to its fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted Virgin Media and some of its competitors. For additional information regarding a potential challenge from the U.K. government regarding Virgin Media’s application of the prompt payment discount rules prior to the May 1, 2014 change in legislation, see note 14 to our condensed consolidated financial statements.

The Netherlands. The increases in the Netherlands’ revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, are primarily due to the Ziggo Acquisition. Due to the size of the Ziggo Acquisition and the resulting impact on the organic growth rates of the Netherlands, the below discussion and analysis of the Netherlands’ revenue is presented on a pro forma basis as if the results of Ziggo were included along with those of Ziggo Services for the three and nine months ended September 30, 2014. The pro forma revenue amounts for Ziggo are based on Ziggo’s publicly-reported results for the three and nine months ended September 30, 2014, as adjusted to (i) convert Ziggo’s publicly-reported results from International Financial Reporting Standards, as adopted by the EU, to GAAP, (ii) conform one of Ziggo’s accounting policies to the corresponding Liberty Global accounting policy and (iii) reflect the impact of the acquisition accounting applied to the Ziggo Acquisition. We believe this pro forma revenue analysis provides the most meaningful comparison of the Netherlands’ revenue.

On a pro forma basis, the Netherlands’ revenue decreased $155.1 million or 18.5% and $496.8 million or 19.3% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases include (i) pro forma organic decreases of $25.0 million or 3.0% and $51.3 million or 2.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Pro forma increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(13.7)	$—	$(13.7)	$(23.1)	$—	$(23.1)
ARPU (b)	0.2	—	0.2	0.1	—	0.1
Total pro forma decrease in cable subscription revenue	(13.5)	—	(13.5)	(23.0)	—	(23.0)
Pro forma increase in mobile subscription revenue (c)	4.0	—	4.0	14.0	—	14.0
Total pro forma decrease in subscription revenue	(9.5)	—	(9.5)	(9.0)	—	(9.0)
Pro forma decrease in B2B revenue (d)	—	(1.7)	(1.7)	—	(4.5)	(4.5)
Pro forma decrease in other non-subscription revenue (e)	—	(13.8)	(13.8)	—	(37.8)	(37.8)
Total pro forma organic decrease	(9.5)	(15.5)	(25.0)	(9.0)	(42.3)	(51.3)
Pro forma impact of FX	(119.9)	(10.2)	(130.1)	(409.4)	(36.1)	(445.5)
Total	$(129.4)	$(25.7)	$(155.1)	$(418.4)	$(78.4)	$(496.8)
_______________

(a)
The pro forma decreases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to declines in the average numbers of basic video, fixed-line telephony and enhanced video RGUs that were only partially offset by increases in the average number of broadband internet RGUs.

(b)
The pro forma increases in cable subscription revenue related to changes in ARPU are due to the net effect of (i) improvements in RGU mix and (ii) net decreases primarily resulting from the following factors: (a) lower ARPU due to decreases in fixed-line telephony call volumes, (b) higher ARPU due to the impact of price increases in July 2015, March 2015 and October 2014, partially offset by the impact of increases in the proportions of subscribers receiving lower-priced tiers of broadband internet and, for the nine-month comparison, digital video services in the Netherlands’ bundles, (c) lower ARPU for the three-month comparison due to the impact of higher discounts and (d) lower ARPU from incremental digital video services.

(c)	The pro forma increases in mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(d)	The pro forma decreases in B2B revenue are primarily due to lower revenue from voice and data services.

(e)
The pro forma decreases in other non-subscription revenue are primarily due to (i) decreases in revenue of $7.4 million and $20.2 million, respectively, resulting from the termination of a Ziggo parter network agreement shortly after the Ziggo Acquisition, (ii) lower revenue from set-top box sales due to an increased emphasis on the rental, as opposed to the sale, of set-top boxes and (iii) decreases in installation revenue.

Germany. The decreases in Germany’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $47.2 million or 7.0% and $122.3 million or 5.9%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$19.4	$—	$19.4	$65.8	$—	$65.8
ARPU (d)	28.0	—	28.0	71.1	—	71.1
Total increase in cable subscription revenue	47.4	—	47.4	136.9	—	136.9
Increase in mobile subscription revenue	0.8	—	0.8	0.8	—	0.8
Total increase in subscription revenue	48.2	—	48.2	137.7	—	137.7
Increase in B2B revenue (e)	—	1.8	1.8	—	5.1	5.1
Decrease in other non-subscription revenue (f)	—	(2.8)	(2.8)	—	(20.5)	(20.5)
Total organic increase (decrease)	48.2	(1.0)	47.2	137.7	(15.4)	122.3
Impact of FX	(105.9)	(9.5)	(115.4)	(354.0)	(32.3)	(386.3)
Total	$(57.7)	$(10.5)	$(68.2)	$(216.3)	$(47.7)	$(264.0)
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of September 30, 2015, bulk agreements covering approximately 37% of the video subscribers that Germany serves expire by the end of 2016 or are terminable on 30-days notice. During the three months ended September 30, 2015, Germany’s 20 largest bulk agreement accounts generated approximately 7% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms or at all.

(b)
Other non-subscription revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2015 through 2018. The aggregate amount of revenue related to these carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended September 30, 2015. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate carriage fees that Germany receives for each channel is limited through 2016 by certain commitments we made to regulators in connection with the acquisition of KBW.

(c)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs that were only partially offset by declines in the average number of basic video RGUs.

(d)
The increases in cable subscription revenue related to changes in ARPU are due to (i) net increases primarily resulting from the following factors: (a) higher ARPU due to the impact of price increases in February 2015, November 2014 and September 2014 for broadband internet and digital video services that was only partially offset by increases in the proportions of subscribers receiving lower-priced tiers of services in Germany’s bundles, (b) lower ARPU from incremental digital video services, (c) lower ARPU from basic video services, primarily due to the net effect of (1) higher proportions of customers receiving discounted basic video services through certain bulk agreements and (2) higher rates and (d) higher

ARPU from fixed-line telephony services due to the net effect of (I) increases in ARPU associated with the migration of customers to fixed-rate calling plans and related value-added services and (II) decreases in ARPU associated with lower fixed-line telephony call volumes for customers on usage-based calling plans and (ii) improvements in RGU mix. The net increases in cable subscription revenue related to changes in ARPU also include the negative impact of higher bundling and promotional discounts.

(e)	The increases in B2B revenue are due to higher revenue from data and voice services.

(f)
The decreases in other non-subscription revenue are primarily due to (i) decreases in interconnect revenue of $1.2 million and $3.8 million, respectively, and (ii) decreases in carriage fee revenue of $2.0 million and $3.1 million, respectively. In addition, the decrease for the nine-month comparison includes the unfavorable impact of $11.9 million of nonrecurring network usage revenue that Germany recorded during the first quarter of 2014 following the settlement of prior period amounts.

Belgium. The decreases in Belgium’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $34.8 million or 6.1% and $109.5 million or 6.3%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$8.7	$—	$8.7	$30.8	$—	$30.8
ARPU (b)	9.7	—	9.7	25.9	—	25.9
Total increase in cable subscription revenue	18.4	—	18.4	56.7	—	56.7
Increase in mobile subscription revenue (c)	7.5	—	7.5	25.7	—	25.7
Total increase in subscription revenue	25.9	—	25.9	82.4	—	82.4
Increase in B2B revenue (d)	—	4.0	4.0	—	14.0	14.0
Increase in other non-subscription revenue (e)	—	4.9	4.9	—	13.1	13.1
Total organic increase	25.9	8.9	34.8	82.4	27.1	109.5
Impact of FX	(81.7)	(16.3)	(98.0)	(274.6)	(51.7)	(326.3)
Total	$(55.8)	$(7.4)	$(63.2)	$(192.2)	$(24.6)	$(216.8)
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

(c)
The increases in mobile subscription revenue are primarily due to the net effect of (i) increases in the average number of mobile subscribers and (ii) lower ARPU primarily due to (a) reductions in billable usage and (b) increases in the proportion of mobile subscribers receiving lower-priced tiers of service.

(d)	The increases in B2B revenue are primarily due to higher revenue from (i) information technology security services and related equipment sales and (ii) broadband internet services.

(e)
The increases in other non-subscription revenue are primarily due to the net effect of (i) increases in mobile handset sales of $7.8 million and $10.4 million, respectively, (ii) increases in interconnect revenue of $2.1 million and $8.8 million, respectively, primarily attributable to the net effect of (a) growth in mobile customers and (b) lower SMS usage and (iii) decreases in set-top box sales of $4.7 million and $7.6 million, respectively, primarily due to a digital cable migration completed during the third quarter of 2014. The increases in Belgium’s mobile handset sales, which typically generate relatively low margins, are primarily due to (1) increases of $8.1 million and $8.6 million, respectively, associated with the June 2015 introduction of a Split-contract Program and (2) an increase in sales to third-party retailers.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 14 to our condensed consolidated financial statements.

Switzerland/Austria. The decreases in Switzerland/Austria’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $12.5 million or 2.7% and $43.1 million or 3.1%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$1.4	$—	$1.4	$9.5	$—	$9.5
ARPU (b)	5.3	—	5.3	16.5	—	16.5
Total increase in cable subscription revenue	6.7	—	6.7	26.0	—	26.0
Increase in mobile subscription revenue (c)	3.2	—	3.2	7.3	—	7.3
Total increase in subscription revenue	9.9	—	9.9	33.3	—	33.3
Increase in B2B revenue (d)	—	0.6	0.6	—	6.5	6.5
Increase in other non-subscription revenue	—	2.0	2.0	—	3.3	3.3
Total organic increase	9.9	2.6	12.5	33.3	9.8	43.1
Impact of an acquisition	1.9	(0.1)	1.8	5.8	(0.4)	5.4
Impact of FX	(30.6)	(6.4)	(37.0)	(102.2)	(21.4)	(123.6)
Total	$(18.8)	$(3.9)	$(22.7)	$(63.1)	$(12.0)	$(75.1)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs that were primarily offset by declines in the average number of basic video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are due to increases in Switzerland and Austria’s ARPU. The increases in ARPU in Switzerland are due to (i) improvements in RGU mix and (ii) net increases primarily resulting from the following factors: (a) higher ARPU due to price increases in March 2015, January 2015 and, for the nine-month comparison, April 2014 for certain broadband internet, video and fixed-line telephony services, (b) lower ARPU due to the impact of increases in the proportion of subscribers receiving lower-priced tiers of broadband internet services in Switzerland’s bundles and (c) lower ARPU due to decreases in fixed-line telephony call volumes. The increases in ARPU in Austria are primarily due to the net effect of (1) higher ARPU due to January 2015 price increases for video and broadband internet services and (2) lower ARPU due to the impact of higher bundling discounts.

(c)
The increases in mobile subscription revenue are primarily due to increases in the average number of mobile subscribers in Switzerland. Switzerland’s mobile services were launched during the second quarter of 2014.

(d)
The increases in B2B revenue are primarily due to higher revenue in Switzerland from the net effect of (i) higher voice services, (ii) lower revenue from partner networks and (iii) higher data services.

Central and Eastern Europe. The decreases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $4.9 million or 1.6% and $11.9 million or 1.2%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$9.3	$—	$9.3	$26.3	$—	$26.3
ARPU (b)	(6.2)	—	(6.2)	(18.6)	—	(18.6)
Total increase in cable subscription revenue	3.1	—	3.1	7.7	—	7.7
Increase in mobile subscription revenue	0.6	—	0.6	1.0	—	1.0
Total increase in subscription revenue	3.7	—	3.7	8.7	—	8.7
Increase in B2B revenue (c)	—	1.3	1.3	—	4.5	4.5
Decrease in other non-subscription revenue	—	(0.1)	(0.1)	—	(1.3)	(1.3)
Total organic increase	3.7	1.2	4.9	8.7	3.2	11.9
Impact of FX	(46.3)	(4.4)	(50.7)	(156.0)	(14.7)	(170.7)
Total	$(42.6)	$(3.2)	$(45.8)	$(147.3)	$(11.5)	$(158.8)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to the net effect of (i) increases in the average numbers of broadband internet, enhanced video and fixed-line telephony RGUs in Poland, Romania, Hungary and Slovakia, (ii) declines in the average numbers of basic video RGUs in Poland, Hungary, Romania and Slovakia, (iii) increases in the average number of DTH RGUs, (iv) declines in the average numbers of fixed-line telephony and enhanced video RGUs in the Czech Republic and (v) increases in the average numbers of basic video and broadband internet RGUs in the Czech Republic.

(b)
The decreases in cable subscription revenue related to changes in ARPU are due to the net effect of (i) decreases primarily resulting from the following factors: (a) lower ARPU resulting from the impact of a January 1, 2015 change in how VAT is calculated for UPC DTH’s operations in Hungary, the Czech Republic and Slovakia, which reduced UPC DTH’s revenue by $4.0 million and $12.5 million, respectively, (b) lower ARPU due to the impact of higher bundling discounts, primarily in Hungary and Poland, (c) lower ARPU due to the net impact of (1) increases in the proportion of subscribers receiving lower-priced tiers of video and fixed-line telephony services and (2) increases in the proportion of subscribers receiving higher-priced tiers of internet services and (d) higher ARPU due to price increases for video and broadband internet services in Poland and Romania and (ii) improvements in RGU mix.

(c)	The increases in B2B revenue are primarily due to higher revenue from voice services in Poland.

Chile. The decreases in Chile’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $15.5 million or 7.0% and $42.7 million or 6.3%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.4	$—	$5.4	$16.9	$—	$16.9
ARPU (b)	6.0	—	6.0	13.9	—	13.9
Total increase in cable subscription revenue	11.4	—	11.4	30.8	—	30.8
Increase in mobile subscription revenue (c)	4.2	—	4.2	13.1	—	13.1
Total increase in subscription revenue	15.6	—	15.6	43.9	—	43.9
Decrease in non-subscription revenue (d)	—	(0.1)	(0.1)	—	(1.2)	(1.2)
Total organic increase (decrease)	15.6	(0.1)	15.5	43.9	(1.2)	42.7
Impact of FX	(33.4)	(1.5)	(34.9)	(83.0)	(4.6)	(87.6)
Total	$(17.8)	$(1.6)	$(19.4)	$(39.1)	$(5.8)	$(44.9)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet and enhanced video RGUs that were only partially offset by declines in the average numbers of basic video and fixed-line telephony RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are due to (i) net increases resulting from the following factors: (a) lower ARPU due to the impact of higher promotional and bundling discounts, (b) higher ARPU due to semi-annual inflation and other price adjustments for video, broadband internet and fixed-line telephony services, (c) higher ARPU from incremental digital video services, (d) higher ARPU due to the inclusion of higher-priced tiers of broadband internet and fixed-line telephony services in Chile’s bundles and (e) for the nine-month comparison, lower fixed-line telephony ARPU resulting from a $2.5 million adjustment recorded during the first quarter of 2015 to reflect the retroactive application of a proposed tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014 and (ii) improvements in RGU mix.

(c)
The increases in mobile subscription revenue are attributable to increases in (i) the average number of postpaid subscribers, which more than offset decreases in the average number of prepaid subscribers, and (ii) mobile ARPU, primarily due to higher proportions of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

(d)
The decreases in non-subscription revenue are due to the net effect of (i) decreases in interconnect revenue, (ii) increases in installation revenue and (iii) net increases resulting from individually insignificant changes in other non-subscription categories. The decreases in interconnect revenue are primarily due to (a) lower rates and (b) decreases of $1.8 million and $3.0 million, respectively, related to the impact of adjustments recorded during the first and third quarters of 2015 to reflect the retroactive application of a tariff reduction to June 2012.

For information regarding the proposed tariff discussed in (b) and (d) above, see note 14 to our condensed consolidated financial statements.

Puerto Rico. The increases in Puerto Rico’s revenue during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, include (i) organic increases of $5.6 million or 7.4% and $16.5 million or 7.3%, respectively, and (ii) the impact of the Choice Acquisition, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$4.8	$—	$4.8	$16.9	$—	$16.9
ARPU (b)	(0.9)	—	(0.9)	(4.6)	—	(4.6)
Total increase in cable subscription revenue	3.9	—	3.9	12.3	—	12.3
Increase in B2B revenue	—	1.0	1.0	—	2.3	2.3
Increase in other non-subscription revenue	—	0.7	0.7	—	1.9	1.9
Total organic increase	3.9	1.7	5.6	12.3	4.2	16.5
Impact of the Choice Acquisition	20.3	2.3	22.6	27.0	3.0	30.0
Total	$24.2	$4.0	$28.2	$39.3	$7.2	$46.5
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs.

(b)
The decreases in cable subscription revenue related to changes in ARPU are due to adverse changes in RGU mix. Excluding the impact of RGU mix, ARPU was relatively unchanged as the positive impacts of price increases in March 2015 for digital video and broadband internet services were offset by the adverse impacts of higher bundling discounts.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$769.4	$777.1	$(7.7)	(1.0)	8.9
The Netherlands (a) (b)	202.8	86.6	116.2	134.2	(12.6)
Germany	135.9	155.3	(19.4)	(12.5)	4.4
Belgium	192.7	226.9	(34.2)	(15.1)	1.1
Switzerland/Austria	118.4	127.2	(8.8)	(6.9)	1.1
Total Western Europe	1,419.2	1,373.1	46.1	3.4	5.0
Central and Eastern Europe	107.2	125.3	(18.1)	(14.4)	1.7
Central and other	22.9	18.0	4.9	27.2	57.9
Total European Operations Division	1,549.3	1,516.4	32.9	2.2	5.3
Corporate and other	10.0	14.2	(4.2)	(29.6)	29.9
Intersegment eliminations	(4.6)	(5.6)	1.0	N.M.	N.M.
Total Liberty Global Group	1,554.7	1,525.0	29.7	1.9	5.6
LiLAC Group:
Chile	90.6	99.7	(9.1)	(9.1)	6.7
Puerto Rico (b) (c)	45.3	34.0	11.3	33.2	3.7
Total LiLAC Group	135.9	133.7	2.2	1.6	5.9
Total operating expenses excluding share-based compensation expense	1,690.6	1,658.7	31.9	1.9	5.6
Share-based compensation expense	1.1	1.0	0.1	10.0
Total	$1,691.7	$1,659.7	$32.0	1.9

	Nine months ended September 30,		Increase (decrease)		Organic increase
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$2,217.9	$2,407.8	$(189.9)	(7.9)	2.3
The Netherlands (a) (b)	647.1	273.2	373.9	136.9	1.5
Germany	415.5	475.6	(60.1)	(12.6)	6.2
Belgium	581.7	662.0	(80.3)	(12.1)	6.6
Switzerland/Austria	369.1	397.8	(28.7)	(7.2)	1.6
Total Western Europe	4,231.3	4,216.4	14.9	0.4	3.3
Central and Eastern Europe	324.7	379.7	(55.0)	(14.5)	3.6
Central and other	64.7	48.7	16.0	32.9	64.3
Total European Operations Division	4,620.7	4,644.8	(24.1)	(0.5)	4.0
Corporate and other	37.5	46.3	(8.8)	(19.0)	12.2
Intersegment eliminations	(20.4)	(23.7)	3.3	N.M.	N.M.
Total Liberty Global Group	4,637.8	4,667.4	(29.6)	(0.6)	4.0
LiLAC Group:
Chile	280.5	303.1	(22.6)	(7.5)	5.4
Puerto Rico (b) (c)	120.6	101.4	19.2	18.9	5.7
Total LiLAC Group	401.1	404.5	(3.4)	(0.8)	5.5
Inter-group eliminations	—	(0.1)	0.1	N.M.	N.M.
Total operating expenses excluding share-based compensation expense	5,038.9	5,071.8	(32.9)	(0.6)	4.2
Share-based compensation expense	3.2	5.9	(2.7)	(45.8)
Total	$5,042.1	$5,077.7	$(35.6)	(0.7)
_______________

(a)	The amounts presented for the 2014 periods exclude the operating expenses of Ziggo, which was acquired on November 11, 2014.

(b)
As further described under Material Changes in Results of Operations, our organic growth rates are impacted by the methodology we use to estimate the impact of an acquisition. This impact is more pronounced in the Netherlands, where the acquired company (Ziggo) is significantly larger than our legacy operations in the Netherlands.

(c)	The amounts presented for the 2015 periods include the post-acquisition operating expenses of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

General. Operating expenses include programming and copyright, network operations, mobile access and interconnect, customer operations, customer care, share-based compensation and other costs related to our operations. We do not include share-based compensation in the following discussion and analysis of the operating expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of Our Consolidated Operating Results below. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases and (iii) growth in the number of our enhanced video subscribers. In addition, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our operating segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through rate increases would result in increased pressure on our operating margins.

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased (decreased) $32.9 million or 2.2% and ($24.1 million) or (0.5%) during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes include (i) increases of $166.7 million and $512.6 million, respectively, attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions and (ii) decreases of $11.5 million and $32.4 million, respectively, attributable to the U.K. Non-Cable Disposal. Excluding the effects of acquisitions, the U.K. Non-Cable Disposal and FX, the European Operations Division’s operating expenses increased $81.1 million or 5.3% and $184.3 million or 4.0%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $51.9 million or 10.8% and $148.9 million or 10.3%, respectively, primarily due to increases in U.K./Ireland and, to a much lesser extent, Germany, Belgium, the Netherlands and Switzerland/Austria. The increased costs in (i) U.K./Ireland are primarily due to higher costs for certain premium and basic content, including sports programming, and (ii) Germany, Belgium, the Netherlands and Switzerland/Austria are primarily due to (a) higher costs for certain premium content and (b) with the exception of the Netherlands, growth in the numbers of enhanced video subscribers. The increases in programming and copyright costs also include the adverse net impacts of certain nonrecurring adjustments of $2.2 million and $33.0 million, respectively, related to the settlement or reassessment of operational contingencies. The nonrecurring adjustments recorded during (i) the 2015 and 2014 three-month periods resulted in lower costs of $5.3 million and $7.5 million, respectively, and (ii) the 2015 and 2014 nine-month periods resulted in lower costs of $10.6 million and $43.6 million, respectively.  The 2015 nine-month amount includes a $3.8 million benefit in the Netherlands that we recorded during the third quarter of 2015, and the 2014 nine-month amount includes (a) a $17.5 million benefit in Belgium and a $7.3 million benefit in Poland that we recorded during the first quarter of 2014 and (b) an $11.6 million benefit in U.K./Ireland that we recorded during the second quarter of 2014. Virgin Media entered into a new programming contract that became effective on August 1, 2015. The rates charged to Virgin Media under this new contract are meaningfully higher than those that were charged under the previous contract. In September 2015, Virgin Media implemented a rate increase that is intended to pass on a substantial portion of this cost increase to its subscribers. No assurance can be given that the rate increase will result in the recovery of a substantial portion of this cost increase;

•
Increases in outsourced labor and professional fees of $7.9 million or 9.6% and $39.8 million or 15.2%, respectively, primarily due to (i) higher call center costs in the Netherlands, U.K./Ireland and Belgium and (ii) higher consulting costs, primarily in the European Operations Division’s central operations, Belgium, the Netherlands and Germany. The higher call center costs in the Netherlands represent third-party costs that are primarily related to network and product harmonization activities following the Ziggo Acquisition that, together with certain other third-party customer care costs, accounted for increases of $0.5 million and $16.9 million, respectively;

•
Increases in mobile handset costs of $7.4 million and $28.6 million, respectively, largely due to the net impact of (i) increases in the proportion of higher-value handsets sold in U.K./Ireland and, to a lesser extent, increased mobile handset costs in Belgium, due in part to the impact of a Split-contract Program implemented in the U.K. in November 2014 and in Belgium in June 2015, (ii) decreases in costs as a result of continued growth of subscriber identification module or “SIM”-only contracts in U.K./Ireland and (iii) for the three-month comparison, a decrease in costs associated with subscriber promotions involving free or heavily discounted handsets in Belgium in the third quarter of 2014;

•
Increases in information technology-related expenses of $8.2 million and $21.8 million, respectively, due to higher software and other information technology-related service and maintenance costs in U.K./Ireland and the European Operations Division’s central operations;

•
Decreases in personnel costs of $21.5 million or 9.5% and $21.1 million or 3.1%, respectively, due primarily to the net effect of (i) lower incentive compensation costs, primarily in U.K./Ireland, (ii) decreased costs in U.K./Ireland due to higher capitalized labor costs associated with the network extension project in the U.K. and (iii) annual wage increases, largely in U.K./Ireland;

•
An increase (decrease) in network-related expenses of $37.4 million or 22.3% and ($12.5 million) or (2.1%), respectively. These changes include (i) lower outsourced labor costs associated with customer-facing activities in U.K./Ireland, (ii) nonrecurring adjustments in U.K./Ireland, primarily associated with the reassessment of accruals or operational contingencies, including adjustments in 2015 that resulted in an increase (decrease) of $4.6 million and ($8.6 million), respectively, and (iii) for the nine-month comparison, an increase in third-party costs incurred in the Netherlands of $3.0 million related to the harmonization of the Ziggo and Ziggo Services networks following the Ziggo Acquisition. The changes in network expense also include the impact of reductions in local authority charges for certain elements of network infrastructure in the U.K. arising from successful appeals during the last half of 2014 and the first half of 2015. As compared to the 2014 periods, these reductions in local authority charges resulted in increases in U.K./Ireland’s network-related expenses of $35.2 million and $8.0 million, respectively. Taking into account the impact of the recurring and nonrecurring benefits from lower local authority network infrastructure charges that we expect will be included in U.K./Ireland’s full-year 2015 network-related expenses and holding the assessed local authority network infrastructure rates and all other factors constant, we estimate that our total local authority network infrastructure charges in the U.K. for the year ending December 31, 2016 will be approximately $18 million higher than the annual amount we expect to report for 2015.  No assurance can be given that actual results will not differ from our expectations in this regard;

•
Decreases in mobile access and interconnect costs of $9.7 million or 4.0% and $4.5 million or 0.6%, respectively, primarily due to the net effect of (i) increased costs, primarily in U.K./Ireland and Belgium, attributable to higher mobile usage and, in the case of Belgium, mobile subscriber growth, (ii) declines resulting from lower rates, primarily in U.K./Ireland and Germany, (iii) lower fixed-line telephony call volumes in U.K./Ireland and, to a lesser extent, the Netherlands, (iv) a decrease of $4.2 million in each period in Switzerland/Austria related to the settlement of an operational contingency during the third quarter of 2015 and (v) for the nine-month comparison, a $2.7 million increase in Belgium due to the impact of an accrual release in the first quarter of 2014 associated with the reassessment of an operational contingency; and

•
A decrease of $3.5 million during the nine-month comparison due to an accrual release recorded in U.K./Ireland during the second quarter of 2015 related to the settlement of an operational contingency.

LiLAC Group. The LiLAC Group’s operating expenses (exclusive of share-based compensation expense) increased (decreased) $2.2 million or 1.6% and ($3.4 million) or (0.8%) during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes include increases of $10.0 million and $13.4 million during the three and nine months ended September 30, 2015, respectively, attributable to the impact of the Choice Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Group’s operating expenses increased $7.9 million or 5.9% and $22.1 million or 5.5%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $6.0 million or 10.0% and $17.6 million or 10.0%, respectively, primarily associated with (i) increases in Chile and, to a lesser extent, Puerto Rico, due to growth in the numbers of enhanced video subscribers and, in the case of Puerto Rico, increased costs for certain content, and (ii) increases of $1.7 million and $3.9 million, respectively, arising from foreign currency exchange rate fluctuations with respect to Chile’s U.S. dollar denominated programming contracts. During the three and nine months ended September 30, 2015, $19.7 million or 52.5% and $49.0 million or 48.4%, respectively, of Chile’s programming costs were denominated in U.S. dollars;

•
Decreases in personnel costs of $4.4 million or 27.3% and $7.7 million or 16.9%, respectively, largely due to (i) lower incentive compensation costs in Chile and (ii) decreased costs related to higher proportions of employees devoted to the development of new billing and customer care systems and other capitalizable activities in Chile;

•
Increases in mobile access and interconnect costs of $3.7 million or 19.1% and $5.2 million or 9.3%, respectively, primarily attributable to the net effect of (i) increases in Chile related to (a) higher roaming costs due to the impact of increased volumes and (b) higher interconnect costs resulting from the net effect of increased call volumes and lower rates, (ii) decreases of $0.7 million and $3.9 million, respectively, in mobile access charges in Chile due to a February 2015 tariff decline that was retroactive to May 2014, including a decrease of $2.5 million for the nine-month comparison related to 2014 access charges, and (iii) increases in Puerto Rico related to additional capacity agreements with third-party internet providers;

•	Increases in outsourced labor and professional fees of $0.8 million or 9.8% and $2.8 million or 12.0%, respectively, primarily due to higher call center costs in Chile; and

•	Increases in network-related expenses of $2.0 million or 22.4% and $2.7 million or 7.3%, respectively, primarily due to increases in network maintenance costs in Chile.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$236.9	$274.1	$(37.2)	(13.6)	(6.2)
The Netherlands (a) (b)	90.0	39.9	50.1	125.6	(42.9)
Germany	86.7	98.9	(12.2)	(12.3)	4.3
Belgium	61.5	60.9	0.6	1.0	20.4
Switzerland/Austria	49.9	61.0	(11.1)	(18.2)	(11.6)
Total Western Europe	525.0	534.8	(9.8)	(1.8)	(4.6)
Central and Eastern Europe	40.0	43.0	(3.0)	(7.0)	10.8
Central and other	51.2	56.2	(5.0)	(8.9)	11.3
Total European Operations Division	616.2	634.0	(17.8)	(2.8)	(2.1)
Corporate and other	53.6	49.8	3.8	7.6	11.8
Intersegment eliminations	—	(3.7)	3.7	N.M.	N.M.
Total Liberty Global Group	669.8	680.1	(10.3)	(1.5)	(0.6)
LiLAC Group:
LiLAC Division:
Chile	31.2	37.4	(6.2)	(16.6)	(2.4)
Puerto Rico (b) (c)	12.8	9.6	3.2	33.3	(1.3)
Total LiLAC Division	44.0	47.0	(3.0)	(6.4)	(2.2)
Corporate and other	1.1	0.8	0.3	37.5	37.5
Total LiLAC Group	45.1	47.8	(2.7)	(5.6)	(1.5)
Total SG&A expenses excluding share-based compensation expense	714.9	727.9	(13.0)	(1.8)	(0.7)
Share-based compensation expense	123.9	72.1	51.8	71.8
Total	$838.8	$800.0	$38.8	4.9

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$690.5	$766.5	$(76.0)	(9.9)	(1.2)
The Netherlands (a) (b)	298.1	119.3	178.8	149.9	(13.7)
Germany	265.1	303.3	(38.2)	(12.6)	6.2
Belgium	167.7	192.4	(24.7)	(12.8)	6.0
Switzerland/Austria	178.8	189.1	(10.3)	(5.4)	3.3
Total Western Europe	1,600.2	1,570.6	29.6	1.9	0.7
Central and Eastern Europe	121.4	131.6	(10.2)	(7.8)	11.8
Central and other	146.2	166.3	(20.1)	(12.1)	11.7
Total European Operations Division	1,867.8	1,868.5	(0.7)	—	2.5
Corporate and other	156.1	158.8	(2.7)	(1.7)	4.8
Intersegment eliminations	0.5	(2.8)	3.3	N.M.	N.M.
Total Liberty Global Group	2,024.4	2,024.5	(0.1)	—	2.8
LiLAC Group:
LiLAC Division:
Chile	107.3	120.6	(13.3)	(11.0)	1.2
Puerto Rico (b) (c)	32.8	30.8	2.0	6.5	(7.9)
Total LiLAC Division	140.1	151.4	(11.3)	(7.5)	(0.6)
Corporate and other	3.2	2.4	0.8	33.3	33.3
Total LiLAC Group	143.3	153.8	(10.5)	(6.8)	(0.1)
Total SG&A expenses excluding share-based compensation expense	2,167.7	2,178.3	(10.6)	(0.5)	2.6
Share-based compensation expense	249.8	176.7	73.1	41.4
Total	$2,417.5	$2,355.0	$62.5	2.7
_______________

(a)	The amounts presented for the 2014 periods exclude the SG&A expenses of Ziggo, which was acquired on November 11, 2014.

(b)
As further described under Material Changes in Results of Operations, our organic growth rates are impacted by the methodology we use to estimate the impact of an acquisition. This impact is more pronounced in the Netherlands, where the acquired company (Ziggo) is significantly larger than our legacy operations in the Netherlands.

(c)	The amounts presented for the 2015 periods include the post-acquisition SG&A expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $17.8 million or 2.8% and $0.7 million or less than 0.1%, respectively, during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. These decreases include increases of $84.7 million and $259.6 million, respectively, attributable to the impacts of the Ziggo Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased (decreased) ($13.5 million) or (2.1%) and $46.4 million or 2.5%, respectively. These changes include the following factors:

•
Increases in information technology-related expenses of $5.4 million or 14.7% and $14.0 million or 12.5%, respectively, primarily due to higher software and other information technology-related maintenance costs, primarily in U.K./Ireland, the European Operations Division’s central operations and, for the nine-month comparison, Germany. In addition, the increase for the nine-month comparison includes a $2.1 million decrease associated with the reassessment of an accrual in Belgium during the first quarter of 2015;

•
Increases in outsourced labor and professional fees of $3.0 million and 6.8% and $12.9 million or 10.2%, respectively, primarily due to the net effect of (i) increased consulting costs associated with scale initiatives in the areas of information technology and finance, primarily in the European Operations Division’s central operations, (ii) the positive impact of a $7.8 million increase associated with the nonrecurring consulting fee that was incurred during the third quarter of 2014 in connection with the reduction in local authority charges for certain elements of network infrastructure in the U.K., as discussed under Operating Expenses of our Reportable Segments above, (iii) decreased consulting costs related to strategic initiatives in Germany, (iv) decreased legal costs in U.K./Ireland and (v) increased consulting costs related to integration activities in (a) the Netherlands of $1.7 million and $4.5 million, respectively, and (b) Belgium of $4.3 million in each period;

•
A decrease of $10.4 million for the nine-month comparison due to an accrual release recorded during the second quarter of 2015 related to the resolution of a contingency associated with universal service obligations in Belgium;

•
An increase (decrease) in sales and marketing costs of ($12.7 million) or (5.4%) and $9.1 million or 1.4%, respectively, primarily due to the net effect of (i) higher third-party sales commissions, primarily related to the net impact of increases in Germany and declines in U.K./Ireland and the Netherlands, (ii) a $4.9 million increase for the nine-month comparison in third-party costs in the Netherlands related to rebranding activities following the Ziggo Acquisition, (iii) a decrease of $4.2 million in each period in Germany due to the impact of an accrual release in the third quarter of 2015 associated with the reassessment of an operational contingency and (iv) lower costs associated with advertising campaigns, primarily related to decreases in the Netherlands, Germany and, for the three-month comparison, Switzerland/Austria, that were only partially offset by increases in Belgium and, for the nine-month comparison, Switzerland/Austria and Hungary;

•	Increases in facilities expenses of $4.6 million or 10.4% and $7.3 million or 5.1%, respectively, primarily due to higher rent in Switzerland/Austria and Germany;

•
An increase (decrease) in personnel costs of ($10.2 million) or (4.1%) and $0.7 million or 0.1%, respectively, primarily due to the net effect of (i) increased staffing levels, primarily in the European Operations Division’s central operations, Belgium, Germany and Switzerland/Austria, (ii) lower incentive compensation costs, primarily related to decreases in U.K./Ireland and the Netherlands, that were only partially offset by increases in the European Operations Division’s central operations and Belgium, (iii) annual wage increases, primarily in U.K./Ireland, (iv) lower costs related to certain employee benefits in the Netherlands, and (v) for the nine-month comparison, higher temporary personnel costs in the Netherlands of $1.6 million related to integration activities in connection with the Ziggo Acquisition; and

•	Net increases resulting from individually insignificant changes in other SG&A categories.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $3.0 million or 6.4% and $11.3 million or 7.5% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These decreases include increases of $3.3 million and $4.4 million during the three and nine months ended September 30, 2015, respectively, attributable to the impact of the Choice Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Division’s SG&A expenses decreased $1.0 million or 2.2% and $0.9 million or 0.6%, respectively. These decreases include the following factors:

•
Increases in sales and marketing costs of $0.4 million or 2.8% and $3.0 million or 6.4%, respectively, primarily due to the net effect of (i) higher third-party sales commissions in Chile and (ii) for the three-month comparison, a decrease in advertising costs in Chile;

•
Decreases in personnel costs of $0.7 million or 4.0% and $1.7 million or 3.4%, respectively, primarily due to the net effect of (i) decreases in Chile due to lower incentive compensation costs and, for the nine-month comparison, lower severance costs, and (ii) annual wage increases;

•
Decreases in outsourced labor and professional fees of $0.7 million or 24.4% and $1.3 million or 13.1%, respectively. The decrease during the nine-month comparison is primarily due to lower fees associated with legal proceedings in Puerto Rico. The decrease during the three-month comparison is due to lower consulting costs; and

•
Decreases of $0.4 million and $1.1 million, respectively, due to lower costs associated with the national gross receipts tax that was implemented in Puerto Rico in July 2014. In 2015, it was determined that the tax would not be continued beyond 2014.

Adjusted OIBDA of our Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total segment Adjusted OIBDA to our earnings (loss) from continuing operations before income taxes, see note 15 to our condensed consolidated financial statements.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$777.0	$812.2	$(35.2)	(4.3)	3.7
The Netherlands (a) (b)	388.6	175.1	213.5	121.9	4.7
Germany	380.9	417.5	(36.6)	(8.8)	8.7
Belgium	258.3	287.9	(29.6)	(10.3)	6.9
Switzerland/Austria	269.6	272.4	(2.8)	(1.0)	6.7
Total Western Europe	2,074.4	1,965.1	109.3	5.6	5.7
Central and Eastern Europe	119.0	143.7	(24.7)	(17.2)	(1.3)
Central and other	(74.0)	(71.7)	(2.3)	(3.2)	(24.8)
Total European Operations Division	2,119.4	2,037.1	82.3	4.0	4.5
Corporate and other	(55.3)	(45.0)	(10.3)	(22.9)	(29.3)
Total Liberty Global Group	2,064.1	1,992.1	72.0	3.6	4.0
LiLAC Group:
LiLAC Division:
Chile	82.5	86.6	(4.1)	(4.7)	11.2
Puerto Rico (b) (c)	46.4	32.7	13.7	41.9	13.8
Total LiLAC Division	128.9	119.3	9.6	8.0	11.9
Corporate and other	(1.1)	(0.8)	(0.3)	(37.5)	(37.5)
Total LiLAC Group	127.8	118.5	9.3	7.8	11.7
Total	$2,191.9	$2,110.6	$81.3	3.9	4.4

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$2,345.9	$2,433.3	$(87.4)	(3.6)	5.9
The Netherlands (a) (b)	1,127.5	543.5	584.0	107.5	(5.8)
Germany	1,111.8	1,277.5	(165.7)	(13.0)	5.8
Belgium	766.1	877.9	(111.8)	(12.7)	6.2
Switzerland/Austria	778.1	814.2	(36.1)	(4.4)	3.7
Total Western Europe	6,129.4	5,946.4	183.0	3.1	4.6
Central and Eastern Europe	355.5	449.1	(93.6)	(20.8)	(3.9)
Central and other	(214.6)	(214.5)	(0.1)	—	(22.1)
Total European Operations Division	6,270.3	6,181.0	89.3	1.4	3.3
Corporate and other	(159.7)	(150.1)	(9.6)	(6.4)	(13.9)
Intersegment eliminations	—	4.0	(4.0)	N.M.	N.M.
Total Liberty Global Group	6,110.6	6,034.9	75.7	1.3	3.0
LiLAC Group:
LiLAC Division:
Chile	246.1	255.1	(9.0)	(3.5)	9.7
Puerto Rico (b) (c)	120.7	95.4	25.3	26.5	13.8
Total LiLAC Division	366.8	350.5	16.3	4.7	10.8
Corporate and other	(3.2)	(2.4)	(0.8)	(33.3)	(33.3)
Total LiLAC Group	363.6	348.1	15.5	4.5	10.7
Total	$6,474.2	$6,383.0	$91.2	1.4	3.4
_______________

(a)	The amounts presented for the 2014 periods exclude the Adjusted OIBDA of Ziggo, which was acquired on November 11, 2014.

(b)
As further described under Material Changes in Results of Operations, our organic growth rates are impacted by the methodology we use to estimate the impact of an acquisition. This impact is more pronounced in the Netherlands, where the acquired company (Ziggo) is significantly larger than our legacy operations in the Netherlands.

(c)	The amounts presented for the 2015 periods include the post-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	%
Liberty Global Group:
European Operations Division:
U.K./Ireland	43.6	43.6	44.6	43.4
The Netherlands	57.0	58.1	54.4	58.1
Germany	63.1	62.2	62.0	62.1
Belgium	50.4	50.0	50.6	50.7
Switzerland/Austria	61.6	59.1	58.7	58.1
Total Western Europe	51.6	50.7	51.2	50.7
Central and Eastern Europe	44.7	46.1	44.3	46.8
Total European Operations Division	49.5	48.6	49.1	48.7
LiLAC Group:
LiLAC Division:
Chile	40.4	38.7	38.8	37.6
Puerto Rico	44.4	42.9	44.0	41.9
Total LiLAC Division	41.7	39.8	40.4	38.7

In addition to organic changes in the revenue, operating expenses and SG&A expenses of our reportable segments, the Adjusted OIBDA margins presented above include the impact of acquisitions, the most significant of which are the Ziggo Acquisition and the Choice Acquisition. In this regard, the Adjusted OIBDA margins of the Netherlands and Puerto Rico during the 2015 periods are adversely impacted by the inclusion of Ziggo and Choice, respectively, each of which generates relatively lower Adjusted OIBDA margins than the respective legacy operations. For discussion of the factors contributing to other changes in the Adjusted OIBDA margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, including the impacts of nonrecurring items, see the Discussion and Analysis of our Reportable Segments above.

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase
	2015	2014	$	%	%
	in millions
Subscription revenue (a):
Video	$1,591.0	$1,602.0	$(11.0)	(0.7)	0.1
Broadband internet	1,293.4	1,174.2	119.2	10.2	9.8
Fixed-line telephony	796.1	798.5	(2.4)	(0.3)	0.4
Cable subscription revenue	3,680.5	3,574.7	105.8	3.0	3.3
Mobile subscription revenue (b)	270.1	281.6	(11.5)	(4.1)	3.9
Total subscription revenue	3,950.6	3,856.3	94.3	2.4	3.3
B2B revenue (c)	389.8	374.2	15.6	4.2	5.4
Other revenue (b) (d)	257.0	266.7	(9.7)	(3.6)	11.4
Total	$4,597.4	$4,497.2	$100.2	2.2	4.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Subscription revenue (a):
Video	$4,808.3	$4,907.0	$(98.7)	(2.0)	0.3
Broadband internet	3,809.3	3,508.7	300.6	8.6	9.9
Fixed-line telephony	2,397.2	2,457.9	(60.7)	(2.5)	(0.6)
Cable subscription revenue	11,014.8	10,873.6	141.2	1.3	3.2
Mobile subscription revenue (b)	783.0	812.0	(29.0)	(3.6)	5.6
Total subscription revenue	11,797.8	11,685.6	112.2	1.0	3.4
B2B revenue (c)	1,144.2	1,113.2	31.0	2.8	5.4
Other revenue (b) (d)	738.8	834.3	(95.5)	(11.4)	2.4
Total	$13,680.8	$13,633.1	$47.7	0.3	3.5
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $52.6 million and $60.4 million during the three months ended September 30, 2015 and 2014, respectively, and $160.1 million and $184.2 million during the nine months ended September 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $80.0 million and $55.9 million during the three months ended September 30, 2015 and 2014, respectively, and $218.5 million and $163.1 million during the nine months ended September 30, 2015 and 2014, respectively. On an organic basis, our total B2B revenue, including revenue from SOHO subscribers, increased 9.6% and 8.4% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, carriage fee and installation revenue.

Total revenue. Our consolidated revenue increased $100.2 million and $47.7 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases include (i) increases of $555.3 million and $1,665.4 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $18.8 million and $45.0 million, respectively, attributable to the U.K. Non-Cable Disposal and another less significant disposition. Excluding the effects of acquisitions, dispositions and FX, total consolidated revenue increased $179.7 million or 4.0% and $475.2 million or 3.5%, respectively.

Subscription revenue. The details of the changes in our consolidated subscription revenue for the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, are as follows:

	Three-month period	Nine-month period
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs	$56.6	$204.5
ARPU	61.5	144.3
Total increase in cable subscription revenue	118.1	348.8
Increase in mobile subscription revenue	11.0	45.6
Total organic increase in subscription revenue	129.1	394.4
Impact of acquisitions	496.9	1,507.8
Impact of FX	(531.7)	(1,790.0)
Total	$94.3	$112.2

Excluding the effects of acquisitions and FX, our consolidated cable subscription revenue increased $118.1 million or 3.3% and $348.8 million or 3.2% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are attributable to (i) increases in subscription revenue from broadband internet services of $114.6 million or 9.8% and $346.2 million or 9.9%, respectively, primarily attributable to increases in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) increases in subscription revenue from video services of $0.6 million or less than 0.1% and $16.8 million or 0.3%, respectively, primarily attributable to the net effect of (a) higher ARPU from video services and (b) declines in the average number of video RGUs, (iii) an increase (decrease) in subscription revenue from fixed-line telephony services of $2.9 million or 0.4% and ($14.2 million) or (0.6%), respectively, primarily attributable to the net effect of (1) lower ARPU from fixed-line telephony services and (2) increases in the average number of fixed-line telephony RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue increased $11.0 million or 3.9% and $45.6 million or 5.6% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the net effect of (i) increases in Belgium, Chile and Switzerland and (ii) declines in the U.K.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $20.1 million or 5.4% and $60.5 million or 5.4% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the net effect of (i) increases in the U.K., Belgium, Switzerland, Germany and Poland and (ii) decreases in the Netherlands.

Other revenue. Excluding the effects of acquisitions, dispositions and FX, our consolidated other revenue increased $30.5 million or 11.4% and $20.3 million or 2.4% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are largely attributable to the net effect of (i) increases in mobile handset sales, primarily in the U.K.and Belgium, (ii) decreases in installation revenue and (iii) decreases in fixed-line interconnect revenue.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$1,458.2	$1,469.9	$(11.7)	(0.8)	(0.5)
Broadband internet	1,188.5	1,079.2	109.3	10.1	9.7
Fixed-line telephony	755.9	751.5	4.4	0.6	0.6
Cable subscription revenue	3,402.6	3,300.6	102.0	3.1	3.1
Mobile subscription revenue (a)	260.9	275.0	(14.1)	(5.1)	2.5
Total subscription revenue	3,663.5	3,575.6	87.9	2.5	3.1
B2B revenue (b)	387.2	373.1	14.1	3.8	5.1
Other revenue	237.9	248.5	(10.6)	(4.3)	12.0
Total Liberty Global Group	$4,288.6	$4,197.2	$91.4	2.2	3.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$4,413.3	$4,506.8	$(93.5)	(2.1)	(0.1)
Broadband internet	3,510.3	3,223.3	287.0	8.9	9.9
Fixed-line telephony	2,271.4	2,314.6	(43.2)	(1.9)	(0.4)
Cable subscription revenue	10,195.0	10,044.7	150.3	1.5	3.0
Mobile subscription revenue (a)	756.5	794.9	(38.4)	(4.8)	4.1
Total subscription revenue	10,951.5	10,839.6	111.9	1.0	3.1
B2B revenue (b)	1,138.5	1,110.5	28.0	2.5	5.2
Other revenue	682.8	776.7	(93.9)	(12.1)	2.5
Total Liberty Global Group	$12,772.8	$12,726.8	$46.0	0.4	3.3

_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $51.7 million and $59.8 million during the three months ended September 30, 2015 and 2014, respectively, and $157.4 million and $182.2 million during the nine months ended September 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $74.1 million and $51.6 million during the three months ended September 30, 2015 and 2014, respectively, and $203.1 million and $150.3 million during the nine months ended September 30, 2015 and 2014. On an organic basis, Liberty Global Group’s total B2B revenue, including revenue from SOHO subscribers, increased 9.4% and 8.3% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$132.8	$132.1	$0.7	0.5	5.8
Broadband internet	104.9	95.0	9.9	10.4	10.1
Fixed-line telephony	40.2	47.0	(6.8)	(14.5)	(4.1)
Cable subscription revenue	277.9	274.1	3.8	1.4	5.6
Mobile subscription revenue (a)	9.2	6.6	2.6	39.4	63.7
Total subscription revenue	287.1	280.7	6.4	2.3	7.0
B2B revenue (b)	2.6	1.1	1.5	136.4	85.0
Other revenue	19.1	18.2	0.9	4.9	3.3
Total LiLAC Group	$308.8	$300.0	$8.8	2.9	7.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2015	2014	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$395.0	$400.2	$(5.2)	(1.3)	5.3
Broadband internet	299.0	285.4	13.6	4.8	9.2
Fixed-line telephony	125.8	143.3	(17.5)	(12.2)	(3.0)
Cable subscription revenue	819.8	828.9	(9.1)	(1.1)	5.2
Mobile subscription revenue (a)	26.5	17.1	9.4	55.0	76.6
Total subscription revenue	846.3	846.0	0.3	—	6.6
B2B revenue (b)	5.7	2.7	3.0	111.1	83.3
Other revenue	56.0	57.7	(1.7)	(2.9)	1.2
Total LiLAC Group	$908.0	$906.4	$1.6	0.2	6.5
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $0.9 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $2.0 million during the nine months ended September 30, 2015 and 2014, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $5.9 million and $4.3 million during the three months ended September 30, 2015 and 2014, respectively, and $15.4 million and $12.8 million during the nine months ended September 30, 2015 and 2014, respectively. On an organic basis, LiLAC Group’s total B2B revenue, including revenue from SOHO subscribers, increased 24.3% and 20.7% for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding prior year periods.

Operating expenses

Our operating expenses increased (decreased) $32.0 million and ($35.6 million) during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes include (i) increases of $176.7 million and $526.0 million, respectively, attributable to the impacts of the Ziggo Acquisition, the Choice Acquisition and other less significant acquisitions and (ii) decreases of $17.7 million and $38.8 million, respectively, attributable to the U.K. Non-Cable Disposal and another less significant disposition. Our operating expenses include share-based compensation expense, which increased (decreased) $0.1 million and ($2.7 million) during the three and nine months ended September 30, 2015, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, dispositions, FX and share-based compensation expense, our operating expenses increased $93.0 million or 5.6% and $210.7 million or 4.2% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily attributable to the net effect of (a) increases in programming and copyright costs, (b) increases in outsourced labor and professional fees, (c) decreases in personnel costs, (d) increases in mobile handset costs, (e) increases in information technology-related costs and (f) for the three-month comparison, an increase in network-related expenses. Certain of these changes for the nine-month comparison include the impact of higher integration-related costs, primarily in the Netherlands, aggregating $19.6 million. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $38.8 million and $62.5 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases include increases of $88.0 million and $264.1 million, respectively, attributable to the impacts of the Ziggo Acquisition, the Choice Acquisition and other less significant acquisitions. Our SG&A expenses include share-based compensation expense, which increased $51.8 million and $73.1 million during the three and nine months ended September 30, 2015, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased (decreased) ($4.7 million) or (0.7%) and $57.1 million or 2.6% during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These changes are primarily due to the net effect of (i) increases in outsourced labor and professional fees, including increases of $6.6 million and $16.6 million, respectively, associated with the Liberty 3.0 initiative, (ii) increases in information technology-related expenses and (iii) a decrease for the three-month comparison and an increase for the nine-month comparison in sales and marketing costs. Certain of these changes include the impact of higher integration-related costs aggregating $3.8 million and $11.2 million, respectively, primarily in the Netherlands and Belgium. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

Our share-based compensation expense is based on the share-based incentive awards held by our and our subsidiaries’ employees, including share-based incentive awards related to awards issued by Liberty Global. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions
Liberty Global:
Performance-based incentive awards (a)	$55.4	$44.2	$126.0	$88.0
Other share-based incentive awards	66.1	25.1	116.6	77.5
Total Liberty Global (b)	121.5	69.3	242.6	165.5
Telenet share-based incentive awards	2.1	1.9	7.7	12.6
Other	1.4	1.9	2.7	4.5
Total	$125.0	$73.1	$253.0	$182.6
Included in:
Operating expense:
Liberty Global Group	$0.9	$0.5	$2.7	$4.5
LiLAC Group	0.2	0.5	0.5	1.4
Total operating expense	1.1	1.0	3.2	5.9
SG&A expense:
Liberty Global Group	122.4	70.2	248.1	171.6
LiLAC Group (c)	1.5	1.9	1.7	5.1
Total SG&A expense	123.9	72.1	249.8	176.7
Total	$125.0	$73.1	$253.0	$182.6
_______________

(a)	Includes share-based compensation expense related to (i) Liberty Global PSUs, (ii) the Challenge Performance Awards and (iii) the PGUs.

(b)
In connection with the LiLAC Transaction, the compensation committee of our board of directors approved the Award Modifications in accordance with the underlying share-based incentive plans. The objective of the compensation committee was to ensure a relatively unchanged intrinsic value of outstanding equity awards before and after the bonus issuance of the LiLAC Shares. The mechanism to modify outstanding share-based incentive awards, as approved by the compensation committee, utilized the Modification VWAPs. In order to determine if any incremental stock-based compensation expense should be recorded as a result of the Award Modifications, we are required to measure the changes in the fair values of the then outstanding share-based incentive awards using market prices immediately before and immediately after the Award Modifications. Due to declines in the share prices of our Class A and Class C Liberty Global Shares following the bonus issuance, the exercise prices of options, SARs and PSARs determined using the Modification VWAPs were lower than the exercise prices that would have resulted if the market prices immediately before and after the Award Modifications had been used. Accordingly, the Black-Scholes fair values of our options, SARs and PSARs increased as a result of the Award Modifications, resulting in incremental stock-based compensation expense of $99.3 million. This amount includes $63.5 million of expense recognized during the third quarter of 2015 related to awards that vested on or prior to September 30, 2015 and $35.8 million of expense that will be recognized in future periods through 2019 as the related awards vest.

(c)
The amount for the nine-month period in 2015 includes the reversal of $1.8 million of share-based compensation expense, primarily related to forfeitures of unvested PSUs during the first quarter of 2015.

For additional information regarding our share-based compensation, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended September 30,		Increase
	2015	2014	$	%
	in millions

Liberty Global Group	$1,404.1	$1,259.4	$144.7	11.5
LiLAC Group	54.3	54.1	0.2	0.4
Total	$1,458.4	$1,313.5	$144.9	11.0

	Nine months ended September 30,		Increase
	2015	2014	$	%
	in millions

Liberty Global Group	$4,226.8	$3,926.0	$300.8	7.7
LiLAC Group	160.8	158.0	2.8	1.8
Total	$4,387.6	$4,084.0	$303.6	7.4

Excluding the effects of FX, depreciation and amortization expense increased $342.5 million and $971.1 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in 2014. These increases are primarily due to the impact of the Ziggo Acquisition. In addition, net increases resulted from (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland and, to a lesser extent, Germany, Belgium, Switzerland/Austria and Chile.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$60.2	$16.6	$92.0	$155.0
LiLAC Group	2.8	3.7	13.7	6.5
Total	$63.0	$20.3	$105.7	$161.5

The total for the 2015 three-month period includes (i) a $23.1 million loss on the divestiture of our Film1 channels, (ii) restructuring charges of $18.8 million, including $15.6 million of employee severance and termination costs related to certain reorganization activities, primarily in the Netherlands and U.K./Ireland, and (iii) direct acquisition costs of $16.9 million, a portion of which was incurred in connection with our acquisition of additional shares of ITV and Telenet’s pending acquisition of BASE.

The total for the 2015 nine-month period includes (i) restructuring charges of $50.1 million, including $42.3 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, the Netherlands, Switzerland/Austria and Puerto Rico, (ii) direct acquisition costs of $31.6 million, largely related to Telenet’s pending acquisition of BASE, the Choice Acquisition, the Ziggo Acquisition and our acquisition of additional shares of ITV, (iii) impairment charges of $20.7 million, primarily in U.K./Ireland, the Netherlands and Switzerland/Austria, and (iv) a loss from the disposition of assets of $3.3 million, including a $23.1 million loss on the divestiture of our Film1 channels and a $12.0 million gain in U.K./Ireland.

For information regarding Telenet’s pending acquisition of BASE, the Choice Acquisition, the Ziggo Acquisition and the divestiture of our Film1 channels, see note 3 to our condensed consolidated financial statements. For information regarding our acquisition of additional shares of ITV, see note 4 to our condensed consolidated financial statements.

We expect to record further restructuring charges during the fourth quarter of 2015 in connection with the continued integration of Ziggo with Ziggo Services and the European Operations Division.

The total 2014 amounts include (i) restructuring charges of $13.7 million and $137.4 million, respectively, including (a) an $86.1 million charge recorded during the first quarter of 2014 by Telenet in connection with its digital terrestrial television (DTT) capacity contracts, as described below, and (b) $9.6 million and $34.5 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, Germany and the European Operations Division’s central operations, and (ii) direct acquisition costs of $18.6 million and $48.9 million, respectively, primarily related to the Ziggo Acquisition.

Prior to March 31, 2014, Telenet operated a DTT business that served a limited number of subscribers. The DTT network was accessed by Telenet pursuant to third-party capacity contracts that were accounted for as operating agreements. On March 31, 2014, Telenet discontinued the provision of DTT services and, accordingly, recorded an $86.1 million restructuring charge during the first quarter of 2014. This charge was equal to the then fair value of the remaining payments due under the DTT capacity contracts.

For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.

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

Interest expense

The details of our interest expense are as follows:

	Three months ended September 30,		Increase (decrease)
	2015	2014	$	%
	in millions

Liberty Global Group	$579.0	$581.1	$(2.1)	(0.4)
LiLAC Group	38.9	36.2	2.7	7.5
Inter-group eliminations	(0.2)	—	(0.2)	N.M.
Total	$617.7	$617.3	$0.4	0.1

	Nine months ended September 30,		Increase (decrease)
	2015	2014	$	%
	in millions

Liberty Global Group	$1,717.2	$1,807.3	$(90.1)	(5.0)
LiLAC Group	117.7	106.0	11.7	11.0
Inter-group eliminations	(0.5)	(0.7)	0.2	N.M.
Total	$1,834.4	$1,912.6	$(78.2)	(4.1)

_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense increased $86.9 million or 14.1% and $212.6 million or 11.1%, respectively. These increases are primarily attributable to the net effect of (i) higher average outstanding debt balances, largely due to debt incurred in connection with the Ziggo Acquisition, and (ii) lower weighted average interest rates related to the completion of certain financing transactions that resulted in extended maturities and net decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$392.4	$462.6	$507.0	$(117.7)
LiLAC Group	139.9	148.7	217.5	23.1
Total cross-currency and interest rate derivative contracts (a)	532.3	611.3	724.5	(94.6)
Equity-related derivative instruments - Liberty Global Group:
ITV Collar	103.1	(65.2)	(55.8)	(65.2)
Sumitomo Collar	92.0	29.0	20.1	13.7
Ziggo Collar	—	(68.1)	—	(74.0)
Other	(1.3)	0.3	(0.2)	1.2
Total equity-related derivative instruments (b)	193.8	(104.0)	(35.9)	(124.3)
Foreign currency forward contracts:
Liberty Global Group	10.8	19.6	(16.6)	39.2
LiLAC Group	5.3	1.9	8.3	2.7
Total foreign currency forward contracts	16.1	21.5	(8.3)	41.9
Other - Liberty Global Group	(0.2)	(0.9)	0.5	(0.3)

Total Liberty Global Group	596.8	377.3	455.0	(203.1)
Total LiLAC Group	145.2	150.6	225.8	25.8
Total	$742.0	$527.9	$680.8	$(177.3)
_______________

(a)
The gain during the 2015 three-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the British pound sterling and Chilean peso relative to the U.S. dollar, (ii) gains associated with decreases in market interest rates in the U.S. dollar market, (iii) losses associated with decreases in market interest rates in the euro and British pound sterling markets and (iv) gains associated with a decrease in the value of the Swiss franc relative to the euro. The gain during the 2015 nine-month period is primarily attributable to the net effect of (a) gains associated with decreases in the values of the euro, British pound sterling and Chilean peso relative to the U.S. dollar, (b) gains associated with decreases in market interest rates in the U.S. dollar market, (c) losses associated with an increase in the value of the Swiss franc relative to the euro, (d) gains associated with increases in market interest rates in the Chilean peso market and (e) losses associated with decreases in market interest rates in the Swiss franc market. In addition, the gains during the 2015 periods include a net gain (loss) of ($29.9 million) and $30.4 million, respectively, resulting from changes in our credit risk valuation adjustments. The gain during the 2014 three-month period is primarily attributable to the net effect of (1) gains associated with decreases in the values of the British pound sterling, euro, Chilean peso and Swiss franc relative to the U.S. dollar, (2) losses associated with increases in market interest rates in the U.S. dollar market and (3) losses associated with decreases in market interest rates in the British pound sterling and euro markets. The loss during the 2014 nine-month period is primarily attributable to the net effect of (I) gains associated with decreases in the values of the euro, Chilean peso, British pound sterling and Swiss franc relative to the U.S. dollar, (II) losses associated with decreases in market interest rates in the euro, Swiss franc and British pound sterling markets and (III) losses associated with increases in market interest rates in the U.S. dollar market. In addition, the gain (loss) during the 2014 periods includes net losses of $31.2 million and $80.1 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group:
U.S. dollar denominated debt issued by euro functional currency entities	$32.5	$(226.0)	$(553.2)	$(250.0)
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	(176.4)	(168.5)	(94.8)	(49.2)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	56.0	(8.1)	(79.4)	(143.1)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	54.3	32.4	48.0	32.4
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(8.8)	(17.7)	(24.0)	(28.9)
Euro denominated debt issued by a British pound sterling functional currency entity	(21.2)	—	6.5	—
Yen denominated debt issued by a U.S. dollar functional currency entity	(15.9)	71.2	(1.4)	36.2
Euro denominated debt issued by a U.S. dollar functional currency entity	—	52.6	—	60.6
Other	(11.4)	(7.8)	(14.1)	(8.4)
Total Liberty Global Group	(90.9)	(271.9)	(712.4)	(350.4)
LiLAC Group:
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	(121.7)	(110.7)	(193.0)	(117.4)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (b)	0.4	11.2	0.4	43.0
Other	(4.0)	(4.4)	(6.4)	(8.2)
Total LiLAC Group	(125.3)	(103.9)	(199.0)	(82.6)
Total	$(216.2)	$(375.8)	$(911.4)	$(433.0)
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our fair value measurements, see note 6 to our condensed consolidated financial statements. All of our investments that we account for using the fair value method are attributed to the Liberty Global Group. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Sumitomo	$(92.9)	$(112.6)	$(33.6)	$(69.0)
ITV	(179.5)	59.4	25.0	59.4
Ziggo	—	135.0	—	169.5
Other, net	(3.7)	10.4	(5.3)	29.5
Total	$(276.1)	$92.2	$(13.9)	$189.4

Losses on debt modification and extinguishment, net

The details of our losses on debt modification and extinguishment are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$(34.3)	$(0.1)	$(382.6)	$(72.0)
LiLAC Group	—	(9.5)	—	(11.5)
Total	$(34.3)	$(9.6)	$(382.6)	$(83.5)

The loss during the 2015 nine-month period includes the following:

•
a $91.2 million loss during the first quarter related to the redemption of the UM Senior Exchange Notes. This loss includes (i) the payment of $89.8 million of redemption premium and (ii) the write-off of $1.4 million of unamortized discount;

•
a $74.7 million loss during the first quarter related to (i) the redemption of the UPCB Finance I Notes and a portion of the UPCB Finance II Notes and (ii) the prepayment of UPC Facility AG under the UPC Broadband Holding Bank Facility. This loss includes (a) the payment of $53.5 million of redemption premium, (b) the write-off of $16.5 million of deferred financing costs and (c) the write-off of $4.7 million of unamortized discount;

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

•	a $34.3 million loss during the third quarter related to the redemption of the Telenet Finance Notes, representing the payment of redemption premium;

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

•
a $9.5 million loss during the third quarter related to the Liberty Puerto Rico Bank Facility transactions. This loss includes (i) the write-off of $10.4 million of deferred financing costs and (ii) the write-off of $0.9 million of unamortized premium; and

•
an aggregate net loss of $4.5 million related to the repayment of (i) certain of Virgin Media’s senior secured notes due 2018, (ii) a limited recourse margin loan that was secured by a portion of our investment in Ziggo and (iii) VTR’s former term loan bank facility.

For additional information concerning our losses on debt modification and extinguishment, net, see note 8 to our condensed consolidated financial statements.

Income tax benefit (expense)

The details of our income tax benefit (expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$20.8	$(143.5)	$(16.8)	$(25.3)
LiLAC Group	(18.3)	(2.1)	(32.8)	(2.7)
Total	$2.5	$(145.6)	$(49.6)	$(28.0)

The income tax benefit during the three months ended September 30, 2015 differs from the expected income tax expense of $27.6 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net positive impact of (i) non-deductible or non-taxable foreign currency exchange results, (ii) the tax effect of intercompany financing, (iii) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (iv) the recognition of previously unrecognized tax benefits. The net positive impact of these items was partially offset by the net negative impact of (a) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (b) an increase in valuation allowances.

The income tax expense during the three months ended September 30, 2014 differs from the expected income tax expense of $67.5 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the net negative impact of (i) an increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) non-deductible or non-taxable foreign currency exchange results, (c) the tax effect of intercompany financing and (d) an increase in net deferred tax assets, primarily in Chile due to enacted changes in tax law.

The income tax expense during the nine months ended September 30, 2015 differs from the expected income tax benefit of $148.3 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these item was partially offset by the net positive impact of (a) the tax effect of intercompany financing, (b) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate and (c) the recognition of previously unrecognized tax benefits.

The income tax expense during the nine months ended September 30, 2014 differs from the expected income tax benefit of $94.6 million (based on the U.K. statutory income tax rate of 21.0%) due primarily to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of (a) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate, (b) the tax effect of intercompany financing, (c) an increase in net deferred tax assets, primarily in Chile due to enacted changes in tax law, (d) non-deductible or non-taxable foreign currency exchange results and (e) the recognition of previously unrecognized tax benefits.

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

The details of our earnings (loss) from continuing operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	in millions

Liberty Global Group	$110.5	$117.9	$(852.8)	$(480.3)
LiLAC Group	30.1	57.8	61.8	2.0
Total	$140.6	$175.7	$(791.0)	$(478.3)

During the three months ended September 30, 2015 and 2014, we reported earnings from continuing operations of $140.6 million and $175.7 million, respectively, including (i) operating income of $545.5 million and $703.7 million, respectively, (ii) net non-operating expense of $407.4 million and $382.4 million, respectively, and (iii) income tax benefit (expense) of $2.5 million and ($145.6 million), respectively.

During the nine months ended September 30, 2015 and 2014, we reported losses from continuing operations of $791.0 million and $478.3 million, respectively, including (i) operating income of $1,727.9 million and $1,954.9 million, respectively, (ii) net non-operating expense of $2,469.3 million and $2,405.2 million, respectively, and (iii) income tax expense of $49.6 million and $28.0 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings from continuing operations is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, (d) interest expense, (e) other non-operating expenses and (f) income tax expenses.

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

Discontinued operation

Our earnings from discontinued operation, net of taxes, of $0.8 million during the nine months ended September 30, 2014 relate to the operations of the Chellomedia Disposal Group. In addition, we recognized an after-tax gain on the disposal of a discontinued operation of $332.7 million related to the January 31, 2014 completion of the Chellomedia Transaction.

Net earnings attributable to noncontrolling interests

The details of our net earnings attributable to noncontrolling interests are as follows:

	Three months ended September 30,
	2015	2014	Change
	in millions

Liberty Global Group	$(7.6)	$(18.1)	$10.5
LiLAC Group	0.3	(0.5)	0.8
Total	$(7.3)	$(18.6)	$11.3

	Nine months ended September 30,
	2015	2014	Change
	in millions

Liberty Global Group	$(73.2)	$(28.9)	$(44.3)
LiLAC Group	(4.7)	2.1	(6.8)
Total	$(77.9)	$(26.8)	$(51.1)

Net earnings or loss attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. The changes in net earnings attributable to noncontrolling interests during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, are primarily attributable to the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our seven subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Ziggo Group Holding, Unitymedia, UPC Holding, Telenet, VTR Finance and Liberty Puerto Rico. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2015. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2015 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$220.8
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	52.1
LiLAC Group (d)	99.1
Total Liberty Global and unrestricted subsidiaries	372.0
Borrowing groups (e):
Telenet	331.2
VTR Finance	88.1
Liberty Puerto Rico	51.4
UPC Holding	54.4
Virgin Media (c)	198.3
Ziggo Group Holding	13.0
Unitymedia	2.8
Total borrowing groups	739.2
Total cash and cash equivalents	$1,111.2

Liberty Global Group	$872.6
LiLAC Group	238.6
Total cash and cash equivalents	$1,111.2
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $0.2 million of cash and cash equivalents held by Virgin Media is included in the amount shown for Liberty Global Group’s unrestricted subsidiaries.

(d)
Represents the aggregate amount held by subsidiaries attributed to the LiLAC Group that are outside of our borrowing groups. On June 30, 2015, a subsidiary attributed to the Liberty Global Group made a $100.0 million cash capital contribution to LiLAC Holdings in order to provide liquidity to fund, among other things, the LiLAC Group’s ongoing operating costs and acquisitions.

(e)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $220.8 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $151.2 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at September 30, 2015. Our remaining cash and cash equivalents of $739.2 million at September 30, 2015 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2015, see note 8 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at September 30, 2015, all outstanding principal due in 2021).

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

At September 30, 2015, our consolidated cash and cash equivalents balance includes $706.2 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our borrowings under the Sumitomo Collar and related borrowing agreements (the Sumitomo Collar Loan) and (iii) principal payments on the Sumitomo Collar Loan and the ITV Collar Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $1,450.4 million at September 30, 2015 and no stated maturity). For information regarding our contingencies, see note 14 to our condensed consolidated financial statements.

During the nine months ended September 30, 2015, we purchased a total of 10,620,476 Class C Liberty Global Shares at a weighted average price of $48.44 per share and 18,653,356 Class C Old Liberty Global Shares at a weighted average price of $50.17 per share, for an aggregate purchase price of $1,450.1 million, including direct acquisition costs and the effects of derivative instruments. At September 30, 2015, the remaining amount authorized for share repurchases was $2,490.9 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2015, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding the liquidity requirements with respect to Telenet’s pending acquisition of BASE, see note 3 to our condensed consolidated financial statements. For information regarding our borrowing groups’ contingencies, see note 14 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the Sumitomo Collar Loan and the ITV Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our September 30, 2015 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2015 was 5.0x. In addition, the ratio of our September 30, 2015 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2015 was 4.9x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2015, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2015, our outstanding consolidated debt and capital lease obligations aggregated $47.1 billion, including $1,958.7 million that is classified as current in our condensed consolidated balance sheet and $42.5 billion that is not due until 2020 or thereafter. For additional information concerning our current debt maturities, see note 8 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at September 30, 2015, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2015.

For additional information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. All of the cash flows discussed below are those of our continuing operations.

Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine months ended
	September 30,
	2015	2014	Change
	in millions

Net cash provided by operating activities	$4,159.3	$4,070.1	$89.2
Net cash used by investing activities	(2,862.7)	(2,091.8)	(770.9)
Net cash used by financing activities	(1,351.3)	(3,678.3)	2,327.0
Effect of exchange rate changes on cash	7.4	(32.4)	39.8
Net decrease in cash and cash equivalents	$(47.3)	$(1,732.4)	$1,685.1

Operating Activities. Our net cash flows from operating activities attributed to the Liberty Global Group and the LiLAC Group are as follows:

	Nine months ended
	September 30,
	2015	2014	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$3,957.7	$3,867.2	$90.5
LiLAC Group	201.6	202.9	(1.3)
Total	$4,159.3	$4,070.1	$89.2

The increase in total net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in the cash provided by our Adjusted OIBDA and related working capital items, largely due to the impact of the Ziggo Acquisition, (ii) a decrease in the reported net cash provided by operating activities due to FX, (iii) a decrease in cash provided due to higher cash payments for interest, (iv) an increase in cash provided due to lower cash payments related to derivative instruments and (v) a decrease in cash provided due to higher cash payments for taxes.

Investing Activities. Our net cash flows from investing activities attributed to the Liberty Global Group and the LiLAC Group are as follows:

	Nine months ended
	September 30,
	2015	2014	Change
	in millions

Net cash used by investing activities:
Liberty Global Group	$(2,531.0)	$(1,474.5)	$(1,056.5)
LiLAC Group	(440.1)	(185.4)	(254.7)
Inter-group eliminations	108.4	(431.9)	540.3
Total	$(2,862.7)	$(2,091.8)	$(770.9)

The increase in total net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash of $988.5 million associated with cash proceeds received during the 2014 period in connection with the Chellomedia Transaction, (ii) an increase in cash used of $246.7 million associated with higher cash paid in connection with acquisitions, (iii) a decrease in cash used of $222.8 million associated with lower cash paid in connection with investments in and loans to affiliates and others and (iv) a decrease in cash used of $194.8 million due to lower capital expenditures. Capital expenditures decreased from $2,046.3 million during the first nine months of 2014 to $1,851.5 million during the first nine months of 2015 due to the net effect of (a) a net decrease in the local currency capital expenditures of our subsidiaries, primarily due to an increase in capital-related vendor financing during the 2015 period as compared to the corresponding period in 2014, (b) an increase related to the Ziggo Acquisition and (c) a decrease due to FX.

The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 15 to our condensed consolidated financial statements.

	Nine months ended September 30,
	2015			2014
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$2,820.8	$184.8	$3,005.6	$2,591.0	$198.3	$2,789.3
Assets acquired under capital-related vendor financing arrangements	(1,090.6)	—	(1,090.6)	(677.9)	—	(677.9)
Assets acquired under capital leases	(89.3)	—	(89.3)	(106.6)	—	(106.6)
Changes in current liabilities related to capital expenditures	40.8	(15.0)	25.8	64.2	(22.7)	41.5
Capital expenditures	$1,681.7	$169.8	$1,851.5	$1,870.7	$175.6	$2,046.3

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Operations Division, which accounted for $2,769.1 million and $2,585.9 million of Liberty Global Group’s property and equipment additions during the nine months ended September 30, 2015 and 2014, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) a decrease due to FX, (ii) an increase due to the impact of the Ziggo Acquisition, (iii) an increase in expenditures for new build and upgrade projects to expand service, (iv) an increase in expenditures for support capital, such as information technology upgrades and general support systems, and (v) a decrease in expenditures for the purchase and installation of customer premises equipment.

Property and equipment additions attributable to the LiLAC Group decreased during the nine months ended September 30, 2015, as compared to the corresponding period in 2014, primarily due to the net effect of (i) a decrease due to FX, (ii) a decrease in expenditures for new build and upgrade projects to expand services, (iii) an increase due to the impact of the Choice Acquisition and (iv) an increase in expenditures for the purchase and installation of customer premises equipment. During the first nine months of 2015, approximately half of VTR’s purchases of property and equipment were denominated in U.S. dollars.
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

Financing Activities. Our net cash flows from financing activities attributed to the Liberty Global Group and the LiLAC Group are as follows:

	Nine months ended
	September 30,
	2015	2014	Change
	in millions

Net cash used by financing activities:
Liberty Global Group	$(1,620.7)	$(3,993.7)	$2,373.0
LiLAC Group	377.8	(116.5)	494.3
Inter-group eliminations	(108.4)	431.9	(540.3)
Total	$(1,351.3)	$(3,678.3)	$2,327.0

The decrease in total net cash used by our financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $3,398.3 million related to higher net borrowings of debt, (ii) an increase in cash used of $443.7 million due to higher repurchases of Liberty Global ordinary shares, (iii) an increase in cash used of $204.0 million due to higher payments for financing costs and debt premiums, (iv) an increase in cash used of $152.1 million due to higher cash paid related to derivative instruments, (v) an increase in cash used of $142.2 million associated with the second quarter 2015 purchase of the remaining Ziggo shares that we did not already own and (vi) an increase in cash used of $127.0 million associated with call option contracts on Liberty Global ordinary shares.

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

The following table provides the details of our free cash flow:

	Nine months ended September 30,
	2015			2014
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities of our continuing operations	$3,957.7	$201.6	$4,159.3	$3,867.2	$202.9	$4,070.1
Excess tax benefits from share-based compensation (a)	23.3	3.7	27.0	—	—	—
Cash payments for direct acquisition and disposition costs	244.9	4.6	249.5	23.3	2.0	25.3
Expenses financed by an intermediary (b)	132.8	—	132.8	21.2	—	21.2
Capital expenditures	(1,681.7)	(169.8)	(1,851.5)	(1,870.7)	(175.6)	(2,046.3)
Principal payments on amounts financed by vendors and intermediaries	(909.7)	—	(909.7)	(566.9)	—	(566.9)
Principal payments on certain capital leases	(114.2)	(0.6)	(114.8)	(140.2)	(0.6)	(140.8)
Free cash flow	$1,653.1	$39.5	$1,692.6	$1,333.9	$28.7	$1,362.6
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2015:

	Payments due during:							Total
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter
	in millions

Debt (excluding interest)	$511.3	$1,447.5	$517.8	$1,291.2	$351.6	$92.7	$41,496.3	$45,708.4
Capital leases (excluding interest)	48.8	152.7	115.2	88.9	75.0	74.4	832.3	1,387.3
Programming commitments	247.5	994.9	886.9	702.4	265.8	5.6	2.2	3,105.3
Network and connectivity commitments	222.2	351.3	236.7	121.6	85.1	56.5	915.5	1,988.9
Operating leases	43.6	153.3	127.6	109.3	88.7	56.4	287.7	866.6
Purchase commitments	376.2	204.9	65.7	12.1	4.3	—	—	663.2
Other commitments	259.3	274.6	163.1	96.6	43.5	21.8	27.7	886.6
Total (a)	$1,708.9	$3,579.2	$2,113.0	$2,422.1	$914.0	$307.4	$43,561.7	$54,606.3
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$388.2	$2,185.1	$2,076.8	$2,062.3	$2,053.9	$2,044.0	$6,462.5	$17,272.8
LiLAC Group	12.4	145.5	145.3	145.3	145.3	145.3	417.8	1,156.9
Total	$400.6	$2,330.6	$2,222.1	$2,207.6	$2,199.2	$2,189.3	$6,880.3	$18,429.7
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2015 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($416.5 million at September 30, 2015) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during the nine months ended September 30, 2015 and 2014, third-party programming and copyright costs incurred by our broadband communications and DTH operations aggregated $1,703.2 million (including $1,518.7 million for the Liberty Global Group and $184.5 million for the LiLAC Group) and $1,586.4 million (including $1,410.6 million for the Liberty Global Group and $175.8 million for the LiLAC Group), respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements, (iii) service commitments associated with our network extension project in the U.K. and (iv) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia.

Effective October 1, 2015, Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional and legally-binding obligations related to the purchase of customer premises and other equipment.

Commitments arising from acquisition agreements are not reflected in the above table. For additional information, see note 14 to our condensed consolidated financial statements. For information regarding our commitments under acquisition agreements, see note 3 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivatives below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2015 and 2014, see note 5 to our condensed consolidated financial statements.

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

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2014 Annual Report on Form 10-K. The following discussion updates selected numerical information to September 30, 2015.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2015, $429.0 million or 38.6%, $393.1 million or 35.4% and $141.4 million or 12.7% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2015	December 31, 2014
Spot rates:
Euro	0.8943	0.8264
British pound sterling	0.6609	0.6418
Swiss franc	0.9749	0.9939
Hungarian forint	280.61	261.44
Polish zloty	3.7984	3.5397
Czech koruna	24.324	22.914
Romanian lei	3.9524	3.7059
Chilean peso	696.96	606.90

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Average rates:
Euro	0.8992	0.7550	0.8968	0.7380
British pound sterling	0.6456	0.5994	0.6528	0.5992
Swiss franc	0.9651	0.9147	0.9536	0.8988
Hungarian forint	280.67	235.88	277.25	227.88
Polish zloty	3.7678	3.1536	3.7293	3.0813
Czech koruna	24.353	20.858	24.551	20.299
Romanian lei	3.9819	3.3334	3.9852	3.2816
Chilean peso	677.25	577.87	640.03	561.56

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2015, we effectively paid a fixed interest rate on 98% of our total debt after considering the impact of our interest rate derivative instruments that convert variable rates to fixed rates, including interest rate caps and collars for which the specified maximum rate is in excess of the applicable September 30, 2015 base rate (out-of-the-money caps and collars). If out-of-the-money caps and collars are excluded from this analysis, the percentage of our total debt on which we effectively paid a fixed interest rate at September 30, 2015 declines to 96%. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £469 million ($710 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £64 million ($97 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency contracts by approximately €33 million ($37 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Czech koruna and Hungarian forint relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €456 million ($510 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €276 million ($309 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €121 million ($135 million); and

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €60 million ($67 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €66 million ($74 million).

Ziggo Group Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2015:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €271 million ($303 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Ziggo cross-currency and interest rate derivative contracts by approximately €155 million ($173 million).

Unitymedia Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2015, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency derivative contracts by approximately €242 million ($271 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2015, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €65 million ($73 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2015, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 106.7 billion ($153 million).

ITV Collar

Holding all other factors constant, at September 30, 2015, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £95 million ($144 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2015, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.1 billion ($43 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2015. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2015
		2016	2017	2018	2019	2020	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$51.4	$116.9	$94.0	$60.2	$55.5	$54.7	$106.6	$539.3
Principal-related (b)	—	38.7	190.4	19.1	(66.2)	(84.0)	(1,135.9)	(1,037.9)
Other (c)	1.0	(95.2)	(110.2)	(144.2)	(35.0)	—	—	(383.6)
Total Liberty Global Group	52.4	60.4	174.2	(64.9)	(45.7)	(29.3)	(1,029.3)	(882.2)
LiLAC Group:
Interest-related (a)	—	(2.4)	11.9	11.8	9.6	9.0	10.3	50.2
Principal-related (b)	—	—	—	—	—	—	(93.4)	(93.4)
Other (c)	(3.8)	(0.8)	—	—	—	—	—	(4.6)
Total LiLAC Group	(3.8)	(3.2)	11.9	11.8	9.6	9.0	(83.1)	(47.8)
Total	$48.6	$57.2	$186.1	$(53.1)	$(36.1)	$(20.3)	$(1,112.4)	$(930.0)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Sumitomo Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2015. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2015, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the risk factors described in our 2014 Annual Report on Form 10-K and our June 30, 2015 Quarterly Report on Form 10-Q in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2015 through July 31, 2015:
Class C Liberty Global Shares	3,079,607	$51.88	3,079,607	(b)
August 1, 2015 through August 31, 2015:
Class C Liberty Global Shares	3,282,654	$48.37	3,282,654	(b)
September 1, 2015 through September 30, 2015:
Class C Liberty Global Shares	4,258,215	$46.02	4,258,215	(b)
Total — July 1, 2015 through September 30, 2015:
Class C Liberty Global Shares	10,620,476	$48.44	10,620,476	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At September 30, 2015, the remaining amount authorized for share repurchases was $2,490.9 million.

Item 6.	EXHIBITS

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

4.2
Amended and Restated Third Supplemental Indenture, dated as of July 17, 2015 and effective as of July 1, 2015, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.14 for the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-35061)).

4.3
Telenet Additional Facility AB Accession Agreement, dated July 24, 2015, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, and the other parties thereto, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 30, 2015 (File No. 001-35061)).

4.4
Additional Facility AM Accession Agreement, dated August 3, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and the financial institutions listed therein as Additional Facility AM Lenders, under the UPC Broadband Holding Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2015 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	November 5, 2015	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 5, 2015	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	November 5, 2015	/s/ BERNARD G. DVORAK
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

4.2
Amended and Restated Third Supplemental Indenture, dated as of July 17, 2015 and effective as of July 1, 2015, among Virgin Media Inc., the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.5% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.14 for the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-35061)).

4.3
Telenet Additional Facility AB Accession Agreement, dated July 24, 2015, among, inter alia, Telenet International Finance S.à.r.l. as Borrower, Telenet NV and Telenet International Finance S.à.r.l. as Guarantors, and the other parties thereto, under the €2,300,000,000 Credit Agreement, originally dated August 1, 2007, as amended and restated from time to time (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed July 30, 2015 (File No. 001-35061)).

4.4
Additional Facility AM Accession Agreement, dated August 3, 2015, among UPC Financing Partnership as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent and the financial institutions listed therein as Additional Facility AM Lenders, under the UPC Broadband Holding Credit Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 6, 2015 (File No. 001-35961)).

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