Form 10-Q
period 2016-03-31
Liberty Global plc
filed 2016-05-09
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of May 4, 2016 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	253,233,390	10,805,850	577,324,169
LiLAC ordinary shares	12,657,509	540,089	30,795,947

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2016	December 31, 2015
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$980.5	$982.1
Trade receivables, net	1,493.8	1,467.7
Derivative instruments (note 4)	515.0	421.9
Prepaid expenses	264.8	144.2
Other current assets	314.9	341.5
Total current assets	3,569.0	3,357.4
Investments (including $2,348.0 million and $2,591.8 million, respectively, measured at fair value)	2,583.9	2,839.6
Property and equipment, net (note 6)	22,787.3	21,684.0
Goodwill (note 6)	28,030.4	27,020.4
Intangible assets subject to amortization, net (note 6)	7,369.7	7,092.5
Other assets, net (note 4)	5,511.2	5,565.1
Total assets	$69,851.5	$67,559.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2016	December 31, 2015
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$971.0	$1,050.1
Deferred revenue and advance payments from subscribers and others	1,531.6	1,393.5
Current portion of debt and capital lease obligations (note 7)	3,240.3	2,537.9
Derivative instruments (note 4)	647.8	346.3
Accrued interest	617.3	832.8
Accrued income taxes	488.4	483.5
Accrued capital expenditures	427.3	441.8
Other accrued and current liabilities (note 11)	2,245.4	2,072.0
Total current liabilities	10,169.1	9,157.9
Long-term debt and capital lease obligations (note 7)	45,831.8	44,211.2
Other long-term liabilities (notes 4 and 11)	4,272.6	4,015.6
Total liabilities	60,273.5	57,384.7
Commitments and contingencies (notes 3, 4, 7, 8, 13 and 15)
Equity (note 9):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 252,932,261 and 252,766,455 shares, respectively	2.5	2.5
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 10,805,850 and 10,472,517 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 576,766,400 and 584,044,394 shares, respectively	5.8	5.9
LiLAC Shares — Class A, $0.01 nominal value. Issued and outstanding 12,649,810 and 12,630,580 shares, respectively	0.1	0.1
LiLAC Shares — Class B, $0.01 nominal value. Issued and outstanding 540,089 and 523,423 shares, respectively	—	—
LiLAC Shares — Class C, $0.01 nominal value. Issued and outstanding 30,780,040 and 30,772,874 shares, respectively	0.3	0.3
Additional paid-in capital	14,669.6	14,908.1
Accumulated deficit	(5,529.2)	(5,160.1)
Accumulated other comprehensive earnings, net of taxes	908.9	895.9
Treasury shares, at cost	(0.6)	(0.4)
Total Liberty Global shareholders	10,057.5	10,652.4
Noncontrolling interests	(479.5)	(478.1)
Total equity	9,578.0	10,174.3
Total liabilities and equity	$69,851.5	$67,559.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2016	2015
	in millions, except share and per share amounts

Revenue (note 14)	$4,588.0	$4,516.9
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,725.1	1,688.5
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	816.4	802.5
Depreciation and amortization	1,435.5	1,451.4
Impairment, restructuring and other operating items, net (note 11)	24.4	17.0
	4,001.4	3,959.4
Operating income	586.6	557.5
Non-operating income (expense):
Interest expense	(619.3)	(615.9)
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	(508.7)	618.5
Foreign currency transaction gains (losses), net	339.0	(1,035.6)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net (note 5)	(268.2)	151.4
Losses on debt modification and extinguishment, net (note 7)	(4.3)	(274.5)
Other income (expense), net (note 13)	53.3	(1.0)
	(1,008.2)	(1,157.1)
Loss before income taxes	(421.6)	(599.6)
Income tax benefit (note 8)	48.9	77.9
Net loss	(372.7)	(521.7)
Net loss (earnings) attributable to noncontrolling interests	3.6	(15.8)
Net loss attributable to Liberty Global shareholders	$(369.1)	$(537.5)

Basic and diluted loss attributable to Liberty Global shareholders per share (notes 1 and 12):
Liberty Global Shares	$(0.39)
LiLAC Shares	$(0.88)
Old Liberty Global Shares		$(0.61)

Weighted average ordinary shares outstanding – basic and diluted:
Liberty Global Shares	843,492,613
LiLAC Shares	43,933,746
Old Liberty Global Shares		887,264,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended
	March 31,
	2016	2015
	in millions

Net loss	$(372.7)	$(521.7)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	16.6	(691.1)
Reclassification adjustments included in net loss	(0.7)	0.1
Other	(2.9)	(1.5)
Other comprehensive earnings (loss)	13.0	(692.5)
Comprehensive loss	(359.7)	(1,214.2)
Comprehensive loss (earnings) attributable to noncontrolling interests	3.6	(15.9)
Comprehensive loss attributable to Liberty Global shareholders	$(356.1)	$(1,230.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2016	$8.5	$0.4	$14,908.1	$(5,160.1)	$895.9	$(0.4)	$10,652.4	$(478.1)	$10,174.3
Net loss	—	—	—	(369.1)	—	—	(369.1)	(3.6)	(372.7)
Other comprehensive earnings, net of taxes	—	—	—	—	13.0	—	13.0	—	13.0
Repurchase and cancellation of Liberty Global ordinary shares (note 9)	—	—	(286.4)	—	—	—	(286.4)	—	(286.4)
Share-based compensation (note 10)	—	—	65.6	—	—	—	65.6	—	65.6
Adjustments due to changes in subsidiaries’ equity and other, net	(0.1)	—	(17.7)	—	—	(0.2)	(18.0)	2.2	(15.8)
Balance at March 31, 2016	$8.4	$0.4	$14,669.6	$(5,529.2)	$908.9	$(0.6)	$10,057.5	$(479.5)	$9,578.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2016	2015
	in millions
Cash flows from operating activities:
Net loss	$(372.7)	$(521.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	69.0	71.4
Depreciation and amortization	1,435.5	1,451.4
Impairment, restructuring and other operating items, net	24.4	17.0
Amortization of deferred financing costs and non-cash interest accretion	20.0	18.5
Realized and unrealized losses (gains) on derivative instruments, net	508.7	(618.5)
Foreign currency transaction losses (gains), net	(339.0)	1,035.6
Realized and unrealized losses (gains) due to changes in fair values of certain investments, net	268.2	(151.4)
Losses on debt modification and extinguishment, net	4.3	274.5
Deferred income tax benefit	(118.5)	(187.2)
Excess tax benefit from share-based compensation	(1.8)	(20.0)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(409.2)	4.3
Net cash provided by operating activities	1,088.9	1,373.9
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(1,341.2)	(3.3)
Capital expenditures	(637.1)	(661.2)
Investments in and loans to affiliates and others	(26.3)	(122.7)
Other investing activities, net	77.1	12.2
Net cash used by investing activities	$(1,927.5)	$(775.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2016	2015
	in millions
Cash flows from financing activities:
Borrowings of debt	$2,642.0	$6,695.2
Repayments and repurchases of debt and capital lease obligations	(1,593.6)	(6,543.0)
Repurchase of Liberty Global ordinary shares	(191.6)	(425.9)
Change in cash collateral	117.7	61.8
Net cash paid associated with call option contracts on Liberty Global ordinary shares	(97.8)	(122.9)
Net cash paid related to derivative instruments	(32.0)	(486.5)
Payment of financing costs and debt premiums	(27.6)	(269.8)
Other financing activities, net	(34.3)	(19.5)
Net cash provided (used) by financing activities	782.8	(1,110.6)

Effect of exchange rate changes on cash	54.2	(16.4)

Net decrease in cash and cash equivalents	(1.6)	(528.1)
Cash and cash equivalents:
Beginning of period	982.1	1,158.5
End of period	$980.5	$630.4

Cash paid for interest	$819.6	$672.4
Net cash paid for taxes	$115.1	$123.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at March 31, 2016 in 14 countries. Through our wholly-owned subsidiary Virgin Media Inc. (Virgin Media), we provide video, broadband internet, fixed-line telephony and mobile services in the United Kingdom (U.K.) and Ireland. Through Ziggo Group Holding B.V. (Ziggo Group Holding) and Unitymedia GmbH (Unitymedia), each a wholly-owned subsidiary, and Telenet Group Holding N.V. (Telenet), a 57.1%-owned subsidiary, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands, Germany and Belgium, respectively. Through our wholly-owned subsidiary UPC Holding B.V. (UPC Holding), we provide (i) video, broadband internet and fixed-line telephony services in seven other European countries and (ii) mobile services in four other European countries. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through our wholly-owned subsidiary VTR.com SpA (VTR), the successor to VTR GlobalCom SpA. In Puerto Rico, we provide video, broadband internet and fixed-line telephony services through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. The operations of VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

On July 1, 2015, we completed the approved steps of the “LiLAC Transaction” whereby we (i) reclassified our then outstanding Class A, Class B and Class C Liberty Global ordinary shares into corresponding classes of new Liberty Global ordinary shares (collectively, the Liberty Global Shares) and (ii) capitalized a portion of our share premium account and distributed as a dividend (or a “bonus issue” under U.K. law) our LiLAC Class A, Class B and Class C ordinary shares (collectively, the LiLAC Shares). In these notes, the term “Old Liberty Global Shares” refers to our previously-outstanding Class A, Class B and Class C Liberty Global ordinary shares. The impact of the LiLAC Transaction on our capitalization and earnings or loss per share presentation has been reflected in these condensed consolidated financial statements prospectively from July 1, 2015. Accordingly, (a) our net loss attributed to Liberty Global Shares and LiLAC Shares relates to the three months ended March 31, 2016 and (b) our net loss attributed to Old Liberty Global Shares relates to the three months ended March 31, 2015.

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

The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (ii) Lila Chile Holding B.V., which is the parent entity of VTR Finance, (iii) LiLAC Holdings Inc. (LiLAC Holdings) and its subsidiaries, which include Liberty Puerto Rico, (iv) LGE Coral Holdco Limited (LGE Coral) and its subsidiary, which were formed in anticipation of the acquisition of CWC (as defined and described in note 3), and (v) prior to July 1, 2015, the costs associated with certain corporate employees of Liberty Global that are exclusively focused on the management of the LiLAC Group (the LiLAC Corporate Costs). Effective July 1, 2015, these corporate employees were transferred to LiLAC Holdings. The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Ziggo Group Holding, Unitymedia, Telenet, UPC Holding, our corporate entities (excluding the LiLAC Corporate Costs) and certain other less significant entities.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

For additional information regarding our tracking share capital structure, including unaudited attributed financial information of the Liberty Global Group and the LiLAC Group, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2015 consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2016.

Certain prior period amounts, including deferred financing costs, have been reclassified to conform to the current period presentation. For additional information regarding the change in the classification of deferred financing costs, see note 2.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. For public entities, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 on January 1, 2016 and, accordingly, deferred financing costs are presented as a reduction of debt in our March 31, 2016 and December 31, 2015 condensed consolidated balance sheets. Prior to the adoption of ASU 2015-03, we presented deferred financing costs in other assets, net.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU No. 2015-14, will replace existing revenue recognition guidance when it becomes effective for annual and interim reporting periods beginning after December 15, 2017. Early application is permitted for annual and interim reporting periods that begin after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. We will adopt ASU 2014-09 effective January 1, 2018, and we are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing lease assets and lease liabilities on the balance sheet with additional disclosures about leasing arrangements. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach also includes a number of optional practical expedients an entity may elect to apply. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, with early

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

adoption permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.
(3)   Acquisition and Joint Venture Transactions

Pending Joint Venture Transaction
On February 15, 2016, we and Liberty Global Europe Holding B.V., our wholly-owned subsidiary, entered into a Contribution and Transfer Agreement (the Contribution Agreement) with Vodafone Group plc (Vodafone) and one of its wholly-owned subsidiaries. Pursuant to the Contribution Agreement, our company and Vodafone agreed to form a 50:50 joint venture (the Dutch JV), which will combine Ziggo Group Holding and our Sport1 premium sports channel with Vodafone’s mobile businesses in the Netherlands (Vodafone NL) to create a national unified communications provider in the Netherlands with complementary strengths across video, broadband, mobile and business-to-business (B2B) services.
At the closing of the transaction contemplated by the Contribution Agreement, Vodafone will pay to our company an equalization payment equal to approximately €1.0 billion ($1.1 billion), as adjusted for the net debt of Ziggo Group Holding and Vodafone NL at the time of closing and certain working capital adjustments. Ziggo Group Holding will be contributed to the Dutch JV together with its outstanding third-party debt, while our Sport1 premium channel and Vodafone’s business in the Netherlands will be contributed on a debt and cash free basis.
The parties expect to raise additional debt financing at the Dutch JV to increase the Dutch JV’s net leverage ratio to a level that ranges between 4.5 and 5 times EBITDA (as calculated pursuant to Ziggo Group Holding’s existing financing arrangements) and to make a pro rata distribution of the net proceeds from the additional debt to our company and Vodafone.  The Dutch JV will be required to make regular cash distributions to the shareholders on a pro rata basis equal to the unrestricted cash held by the Dutch JV (subject to the Dutch JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements). As an ongoing operation, it is intended that the Dutch JV will be funded solely from its net cash flow from operations and third-party financing. This transaction will not trigger any of Ziggo Group Holding’s requirements under its debt agreements to redeem its outstanding debt pursuant to applicable change in control provisions.

Following completion of the transaction, we expect to account for our 50% interest in the Dutch JV as an equity method investment, and we expect to attribute our 50% interest in the Dutch JV to the Liberty Global Group.

The consummation of the transaction contemplated by the Contribution Agreement is subject to certain conditions, including competition clearance by the applicable regulatory authority in the European Union (EU). It is anticipated that the transaction will close around the end of 2016. The Contribution Agreement also includes customary termination rights, including a right of the parties to terminate the transaction if it has not closed by August 15, 2017.

Pending Acquisition

CWC. On November 16, 2015, we announced, pursuant to Rule 2.7 of the U.K. City Code on Takeovers and Mergers, the terms of a pending acquisition pursuant to which we would acquire Cable & Wireless Communications Plc (CWC) for shares of Liberty Global in a scheme of arrangement. Under the terms of the transaction, CWC shareholders will be entitled to receive up to, in the aggregate: 31,651,616 Class A Liberty Global Shares, 77,488,978 Class C Liberty Global Shares, 3,648,524 Class A LiLAC Shares and 8,939,328 Class C LiLAC Shares. Further, CWC shareholders will be entitled to receive a special dividend in the amount of £0.03 ($0.04) per CWC share at the closing of the transaction, which will be in lieu of any previously-announced CWC dividend. We expect that the dividend and estimated fees and expenses will be funded from CWC liquidity, including incremental debt borrowings, and LiLAC Group liquidity. In April 2016, Liberty Global and CWC each received shareholder

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

approval for the transaction, and the court hearing to sanction the scheme of arrangement is scheduled for May 11, 2016. Assuming the court sanctions the scheme of arrangement on May 11, 2016, we expect to complete the acquisition on May 16, 2016.

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

2016 Acquisition

BASE Acquisition. On February 11, 2016, pursuant to a definitive agreement and following regulatory approval, Telenet acquired BASE Company NV (BASE) for a cash purchase price of €1,321.9 million ($1,497.7 million at the transaction date) (the BASE Acquisition). BASE is the third-largest mobile network operator in Belgium. We expect that the BASE Acquisition will provide Telenet with cost-effective long-term mobile access to effectively compete for future growth opportunities in the Belgium mobile market. The BASE Acquisition was funded through a combination of €1.0 billion ($1.1 billion at the transaction date) of new debt facilities and existing liquidity of Telenet. The acquisition was approved by the European Commission subject to Telenet’s agreement to divest both the JIM Mobile prepaid customer base and BASE’s 50% stake in Viking Co NV (Viking) to MEDIALAAN NV. In February 2016, Telenet completed the sale of its stake in Viking. The divestiture of the JIM Mobile prepaid customer base is expected to be phased over the 18-month period following the BASE Acquisition date.

We have accounted for the BASE Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of BASE based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, intangible assets associated with mobile spectrum, customer relationships and trademarks and income taxes. A summary of the purchase price and the preliminary opening balance sheet for the BASE Acquisition at the February 11, 2016 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	$160.1
Other current assets	170.3
Property and equipment, net	786.4
Goodwill (a)	353.5
Intangible assets subject to amortization, net:
Mobile spectrum (b)	261.0
Customer relationships (c)	133.1
Trademarks (d)	40.7
Other assets, net	11.4
Other accrued and current liabilities	(326.3)
Other long-term liabilities	(92.5)
Total purchase price (e)	$1,497.7
_______________

(a)
The goodwill recognized in connection with the BASE Acquisition is primarily attributable to (i) the ability to take advantage of BASE’s existing mobile network to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of BASE with Telenet.

(b)	As of February 11, 2016, the weighted average useful life of BASE’s mobile spectrum was approximately 11 years.

(c)	As of February 11, 2016, the weighted average useful life of BASE’s customer relationships was approximately six years.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(d)	As of February 11, 2016, the weighted average useful life of BASE’s trademarks was approximately 20 years.

(e)
Excludes direct acquisition costs of $11.2 million, including $1.2 million incurred during the first quarter of 2016, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

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
We have accounted for the Choice Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Choice based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet for the Choice Acquisition at the June 3, 2015 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

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

(c)
Excludes direct acquisition costs of $8.5 million incurred through December 31, 2015, which were included in impairment, restructuring and other operating items, net, in our consolidated statement of operations for the year ended December 31, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to (i) the Choice Acquisition and (ii) the BASE Acquisition, as if they had been completed as of January 1, 2015. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable. In the following table, we present the revenue that is attributed to the Liberty Global Group and the LiLAC Group as if such revenue had been attributed to each group at the beginning of each period presented. However, our presentation of net loss and basic and diluted loss per share attributed to (a) Liberty Global Shares, (b) LiLAC Shares and (c) Old Liberty Global Shares only includes the results of operations for the periods during which these shares were outstanding. Accordingly, (1) our net loss attributed to Liberty Global Shares and LiLAC Shares relates to the period from January 1, 2016 through March 31, 2016 and (2) our net loss attributed to Old Liberty Global Shares relates to the period from January 1, 2015 through March 31, 2015.

	Three months ended
	March 31,
	2016	2015
	in millions, except per share amounts
Revenue:
Liberty Global Group	$4,358.5	$4,398.7
LiLAC Group	303.9	309.9
Total	$4,662.4	$4,708.6

Net loss attributable to Liberty Global shareholders:
Liberty Global Shares	$(334.2)	$—
LiLAC Shares	(38.5)	—
Old Liberty Global Shares	—	(545.0)
Total	$(372.7)	$(545.0)

Basic and diluted loss attributable to Liberty Global shareholders per share:
Liberty Global Shares	$(0.40)
LiLAC Shares	$(0.88)
Old Liberty Global Shares		$(0.61)
Our condensed consolidated statement of operations for the three months ended March 31, 2016 includes revenue of $90.0 million (after intercompany eliminations) and net loss of $3.0 million attributable to BASE.
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2016			December 31, 2015
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$306.1	$1,284.0	$1,590.1	$263.6	$1,518.5	$1,782.1
LiLAC Group	7.2	210.5	217.7	11.8	291.7	303.5
Total cross-currency and interest rate derivative contracts (b)	313.3	1,494.5	1,807.8	275.4	1,810.2	2,085.6
Equity-related derivative instruments – Liberty Global Group (c)	198.1	465.3	663.4	135.5	273.0	408.5
Foreign currency forward contracts:
Liberty Global Group	1.9	—	1.9	6.2	—	6.2
LiLAC Group	0.1	—	0.1	4.2	—	4.2
Total foreign currency forward contracts	2.0	—	2.0	10.4	—	10.4
Other – Liberty Global Group	1.6	1.3	2.9	0.6	1.0	1.6
Total assets:
Liberty Global Group	507.7	1,750.6	2,258.3	405.9	1,792.5	2,198.4
LiLAC Group	7.3	210.5	217.8	16.0	291.7	307.7
Total	$515.0	$1,961.1	$2,476.1	$421.9	$2,084.2	$2,506.1

Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$587.8	$1,374.1	$1,961.9	$304.9	$1,194.7	$1,499.6
LiLAC Group	9.6	45.9	55.5	—	13.8	13.8
Total cross-currency and interest rate derivative contracts (b)	597.4	1,420.0	2,017.4	304.9	1,208.5	1,513.4
Equity-related derivative instruments – Liberty Global Group (c)	37.2	—	37.2	34.7	39.7	74.4
Foreign currency forward contracts:
Liberty Global Group	4.7	0.2	4.9	1.1	—	1.1
LiLAC Group	7.5	0.1	7.6	—	—	—
Total foreign currency forward contracts	12.2	0.3	12.5	1.1	—	1.1
Other – Liberty Global Group	1.0	0.7	1.7	5.6	0.1	5.7
Total liabilities:
Liberty Global Group	630.7	1,375.0	2,005.7	346.3	1,234.5	1,580.8
LiLAC Group	17.1	46.0	63.1	—	13.8	13.8
Total	$647.8	$1,421.0	$2,068.8	$346.3	$1,248.3	$1,594.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of March 31, 2016 and December 31, 2015, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $77.5 million and $64.0 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $123.9 million and $86.5 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance, and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $21.4 million and ($16.9 million) during the three months ended March 31, 2016 and 2015, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 5.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV plc (ITV) shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to the shares of Sumitomo Corporation held by our company, (iii) the prepaid forward transaction (the Lionsgate Forward) with respect to 2.5 million of the shares of Lions Gate Entertainment Corp (Lionsgate) held by our company and (iv) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to Virgin Media’s 6.50% convertible senior notes. The fair values of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2016	2015
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(635.4)	$662.3
LiLAC Group	(137.6)	78.2
Total cross-currency and interest rate derivative contracts	(773.0)	740.5
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	205.4	(105.4)
Sumitomo Collar	68.7	(10.1)
Lionsgate Forward	18.7	—
Other	0.4	0.6
Total equity-related derivative instruments	293.2	(114.9)
Foreign currency forward contracts:
Liberty Global Group	(21.7)	(9.3)
LiLAC Group	(7.1)	1.2
Total foreign currency forward contracts	(28.8)	(8.1)
Other – Liberty Global Group	(0.1)	1.0

Total Liberty Global Group	(364.0)	539.1
Total LiLAC Group	(144.7)	79.4
Total	$(508.7)	$618.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
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

	Three months ended
	March 31,
	2016	2015
	in millions
Operating activities:
Liberty Global Group	$9.7	$(118.7)
LiLAC Group	7.5	(19.1)
Total operating activities	17.2	(137.8)
Investing activities (a)	—	2.6
Financing activities (a)	(32.0)	(486.5)
Total cash outflows:
Liberty Global Group	(22.3)	(602.6)
LiLAC Group	7.5	(19.1)
Total	$(14.8)	$(621.7)
_______________

(a)	Amounts are attributed to the Liberty Global Group.

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under the derivative instruments of our subsidiary borrowing groups. At March 31, 2016, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,661.5 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary with multiple derivative instruments that mature within the same calendar month, the notional amounts are shown in the aggregate, and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of March 31, 2016, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to March 31, 2016, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at March 31, 2016 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
January 2023	$400.0		€339.6	5.75%	4.33%
June 2023	$1,855.0		£1,198.3	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
February 2022	$1,400.0		£873.6	5.01%	5.49%
January 2023	$1,000.0		£648.6	5.25%	5.32%
January 2021	$447.9		£276.7	5.25%	6 mo. GBP LIBOR + 2.06%
October 2022	$450.0		£272.0	6.00%	6.43%
January 2022	$425.0		£255.8	5.50%	5.40%
January 2022 - January 2025	$425.0		£255.8	3 mo. LIBOR	4.86%
April 2019	$191.5		£122.3	5.38%	5.49%
April 2023 (a)	$180.0		£112.5	1.64%	1.78%
February 2022 - April 2023	$175.0		£108.9	4.88%	5.19%
October 2019	$100.0		£65.4	7.19%	7.23%
February 2022 (a)	$100.0		£62.2	0.50%	0.56%
November 2016 (a)	$55.0		£27.7	6.50%	7.03%
October 2019 - October 2022	$50.0		£30.7	6.00%	5.75%
UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC Holding:
January 2023	$1,140.0		€1,043.7	5.38%	3.71%
July 2021	$440.0		€337.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2017 - July 2021	$262.1		€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
November 2019	$250.0		€181.5	7.25%	7.74%
November 2021	$250.0		€181.4	7.25%	7.50%
January 2020	$170.6		€130.1	6 mo. LIBOR + 4.88%	7.49%
October 2020	$125.0		€91.3	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.04%
January 2022	$81.9		€62.4	6 mo. LIBOR + 5.04%	7.19%
January 2020	$73.1		€55.7	6 mo. LIBOR + 4.87%	6 mo. EURIBOR + 4.87%
January 2022	$49.4		€37.6	6 mo. LIBOR + 5.04%	6 mo. EURIBOR + 5.11%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
July 2016 (a)	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	1.00%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

July 2016 - January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2017 - July 2023	$200.0	CHF	185.5	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.48%
November 2021	$175.0	CHF	158.7	7.25%	6 mo. CHF LIBOR + 5.01%
January 2017 - July 2021	$100.0	CHF	92.8	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.49%
July 2016 (a)	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	1.40%
July 2016 - July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
January 2021	€720.8	CHF	877.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.62%
January 2017 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
January 2017	€360.4	CHF	589.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.94%
October 2016	€285.1	CHF	346.7	10.51%	(0.73)%
October 2016 - January 2020	€285.1	CHF	346.7	10.51%	9.42%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
July 2020	€107.4	CHF	129.0	6 mo. EURIBOR + 3.00%	6 mo. CHF LIBOR + 3.28%
July 2023	€85.3	CHF	95.0	6 mo. EURIBOR + 2.21%	6 mo. CHF LIBOR + 2.65%
July 2021	€76.1	CHF	92.1	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.88%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2017	€60.0	CZK	1,703.1	5.50%	6.99%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
July 2016 (a)	€260.0	HUF	75,570.0	5.50%	5.00%
July 2016 - January 2017	€260.0	HUF	75,570.0	5.50%	10.56%
December 2021	€150.0	HUF	43,367.5	5.50%	3.75%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2017	€245.0	PLN	1,000.6	5.50%	9.03%
September 2016	€200.0	PLN	892.7	6.00%	3.91%
January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%
Amsterdamse Beheer-en Consultingmaatschappij B.V. (ABC B.V.), a subsidiary of Ziggo Group Holding:
January 2022	$2,350.0		€1,819.0	6 mo. LIBOR + 2.75%	4.56%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

January 2023	$400.0		€339.0	5.88%	4.58%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
January 2023	$2,450.0		€1,799.0	5.62%	4.76%
VTR:
January 2022	$1,400.0	CLP	951,390.0	6.88%	6.36%
_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at March 31, 2016 are as follows:

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions
VMIH:
October 2018		£1,198.3	6 mo. GBP LIBOR	1.52%
October 2018 - June 2023		£1,198.3	6 mo. GBP LIBOR	2.49%
June 2023		£1,035.6	6 mo. GBP LIBOR + 0.53%	2.14%
January 2021		£905.1	6 mo. GBP LIBOR + 0.71%	2.37%
January 2021		£628.4	5.50%	6 mo. GBP LIBOR + 1.84%
April 2023		£108.9	6.85%	6 mo. GBP LIBOR + 5.62%
June 2022		£100.0	6 mo. GBP LIBOR	1.54%
February 2022		£62.2	5.72%	6 mo. GBP LIBOR + 4.63%
UPC Broadband Holding:
January 2022		$675.0	6.88%	6 mo. LIBOR + 4.90%
July 2020		€750.0	6.38%	6 mo. EURIBOR + 3.16%
July 2016		€503.4	6 mo. EURIBOR	0.20%
July 2016 - January 2021		€250.0	6 mo. EURIBOR	2.52%
July 2016 - January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2022		€107.0	6 mo. EURIBOR	2.86%
July 2016 - July 2020		€43.4	6 mo. EURIBOR	3.95%
July 2016	CHF	1,629.8	6 mo. CHF LIBOR	(0.25)%
July 2016 - September 2022	CHF	729.8	6 mo. CHF LIBOR	1.75%
July 2016 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
July 2016 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions
June 2021	CHF	370.9	6 mo. CHF LIBOR	(0.25)%
November 2016	CHF	226.8	6 mo. CHF LIBOR	(1.27)%
November 2016 - November 2021	CHF	158.7	6 mo. CHF LIBOR + 5.01%	6.34%
November 2016 - June 2021	CHF	68.0	6 mo. CHF LIBOR + 5.01%	6.34%
ABC B.V.:
January 2022		€1,566.0	6 mo. EURIBOR	1.66%
January 2017		€689.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.57%
January 2021		€500.0	6 mo. EURIBOR	2.61%
July 2016		€461.3	6 mo. EURIBOR	0.20%
July 2016 - January 2023		€290.0	6 mo. EURIBOR	2.84%
March 2021		€175.0	6 mo. EURIBOR	2.32%
July 2016 - January 2022		€171.3	6 mo. EURIBOR	3.44%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2023		€1,300.0	3 mo. EURIBOR	0.33%
July 2017		€800.0	3 mo. EURIBOR	(0.17)%
July 2017 - June 2022		€420.0	3 mo. EURIBOR	2.08%
June 2021		€400.0	3 mo. EURIBOR	0.41%
July 2017 - June 2023		€382.0	3 mo. EURIBOR	1.89%
June 2022		€55.0	3 mo. EURIBOR	1.81%
Liberty Puerto Rico:
October 2016 - January 2022		$506.3	3 mo. LIBOR	2.49%
October 2016 - January 2019		$168.8	3 mo. LIBOR	1.96%
LGE Coral:
May 2016 - December 2022		$440.0	3 mo. LIBOR	1.77%
August 2016 - December 2022		$360.0	3 mo. LIBOR	1.92%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR at March 31, 2016 are detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR cap rate
	in millions
Interest rate caps purchased (a):
Liberty Global Europe Financing B.V. (LGE Financing), the immediate parent of UPC Holding:
January 2020	€735.0	7.00%
Telenet International:
June 2017	€50.0	4.50%
Telenet N.V., a subsidiary of Telenet:
December 2017	€0.4	6.50%
December 2017	€0.4	5.50%

Interest rate cap sold (b):
UPC Broadband Holding:
January 2020	€735.0	7.00%
 _______________

(a)	Our purchased interest rate caps entitle us to receive payments from the counterparty when the relevant EURIBOR exceeds the EURIBOR cap rate during the specified observation periods.

(b)	Our sold interest rate cap requires that we make payments to the counterparty when the relevant EURIBOR exceeds the EURIBOR cap rate during the specified observation periods.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at March 31, 2016, as detailed below:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at March 31, 2016:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$443.6		€391.1	April 2016 - December 2016
LGE Financing		€28.1		$32.5	April 2017 - March 2018
LGE Financing		£9.8		$14.9	April 2016 - May 2016
LGE Financing		£88.0		€111.3	April 2016
UPC Broadband Holding		$2.5	CZK	60.0	April 2016 - March 2017
UPC Broadband Holding		€64.9	CHF	70.5	April 2016 - March 2017
UPC Broadband Holding		€20.1	CZK	540.0	April 2016 - March 2017
UPC Broadband Holding		€18.9	HUF	6,000.0	April 2016 - March 2017
UPC Broadband Holding		€36.0	PLN	156.4	April 2016 - March 2017
UPC Broadband Holding		€11.2	RON	50.0	April 2016
UPC Broadband Holding		£3.6		€4.8	April 2016 - March 2017
UPC Broadband Holding	CHF	30.0		€27.4	April 2016
UPC Broadband Holding	CZK	340.0		€12.6	April 2016
UPC Broadband Holding	HUF	2,200.0		€7.0	April 2016
UPC Broadband Holding	PLN	45.0		€10.5	April 2016
Telenet N.V.		$51.1		€45.6	April 2016 - March 2017
VTR		$161.2	CLP	114,681.8	April 2016 - April 2017

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of March 31, 2016 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative and debt instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2016, no such transfers were made.

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
March 31, 2016
(unaudited)

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

The recurring fair value measurement of our equity-related derivative instruments are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. At March 31, 2016, the valuations of the ITV Collar, the Sumitomo Collar, the Virgin Media Capped Calls and the Lionsgate Forward were not significantly impacted by forecasted volatilities.

In order to manage our interest rate and foreign currency exchange risk, we have entered into (i) various derivative instruments and (ii) certain instruments that we classify as debt, as further described in note 4. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data includes most interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2016, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the BASE Acquisition. None of these valuations had a significant impact on our consolidated balance sheet. For additional information, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2016 using:
Description	March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,807.8	$—	$1,807.8	$—
Equity-related derivative instruments	663.4	—	—	663.4
Foreign currency forward contracts	2.0	—	2.0	—
Other	2.9	—	2.9	—
Total derivative instruments	2,476.1	—	1,812.7	663.4
Investments	2,348.0	1,946.8	—	401.2
Total assets	$4,824.1	$1,946.8	$1,812.7	$1,064.6

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,017.4	$—	$2,017.4	$—
Equity-related derivative instruments	37.2	—	—	37.2
Foreign currency forward contracts	12.5	—	12.5	—
Other	1.7	—	1.7	—
Total derivative liabilities	2,068.8	—	2,031.6	37.2
Debt	57.0	—	57.0	—
Total liabilities	$2,125.8	$—	$2,088.6	$37.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2016	$334.6	$334.1	$668.7
Gains included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	293.2	293.2
Realized and unrealized gains due to changes in fair values of certain investments, net	42.3	—	42.3
Foreign currency translation adjustments and other, net	24.3	(1.1)	23.2
Balance of net assets at March 31, 2016	$401.2	$626.2	$1,027.4

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2016	December 31, 2015
	in millions
Distribution systems:
Liberty Global Group	$25,748.8	$24,447.2
LiLAC Group	1,105.6	1,037.8
Total	26,854.4	25,485.0
Customer premises equipment:
Liberty Global Group	5,967.9	5,651.1
LiLAC Group	870.4	801.4
Total	6,838.3	6,452.5
Support equipment, buildings and land:
Liberty Global Group	4,811.3	4,461.4
LiLAC Group	369.4	341.0
Total	5,180.7	4,802.4
Total property and equipment, gross:
Liberty Global Group	36,528.0	34,559.7
LiLAC Group	2,345.4	2,180.2
Total	38,873.4	36,739.9
Accumulated depreciation:
Liberty Global Group	(14,636.6)	(13,719.2)
LiLAC Group	(1,449.5)	(1,336.7)
Total	(16,086.1)	(15,055.9)
Total property and equipment, net:
Liberty Global Group	21,891.4	20,840.5
LiLAC Group	895.9	843.5
Total	$22,787.3	$21,684.0

During the three months ended March 31, 2016 and 2015, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $438.9 million and $295.0 million, respectively, which exclude related value-added taxes (VAT) of $61.1 million and $35.0 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the three months ended March 31, 2016 and 2015, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $27.9 million and $62.0 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2016 are set forth below:

	January 1, 2016	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2016
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$8,790.7	$0.2	$(184.5)	$8,606.4
The Netherlands	7,851.3	—	372.2	8,223.5
Germany	3,104.4	—	147.1	3,251.5
Belgium	1,777.1	353.5	85.8	2,216.4
Switzerland/Austria	3,500.4	—	152.2	3,652.6
Total Western Europe	25,023.9	353.7	572.8	25,950.4
Central and Eastern Europe	1,186.9	0.1	61.0	1,248.0
Total European Operations Division	26,210.8	353.8	633.8	27,198.4
Corporate and other	34.0	—	—	34.0
Total Liberty Global Group	26,244.8	353.8	633.8	27,232.4
LiLAC Group:
LiLAC Division:
Chile	377.0	—	22.4	399.4
Puerto Rico	277.7	—	—	277.7
Total LiLAC Division	654.7	—	22.4	677.1
Corporate and other (a)	120.9	—	—	120.9
Total LiLAC Group	775.6	—	22.4	798.0
Total	$27,020.4	$353.8	$656.2	$28,030.4
_______________

(a)	Represents enterprise-level goodwill that is allocated to our Puerto Rico segment for purposes of our impairment tests.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$10,649.3	$(3,791.1)	$6,858.2	$10,285.3	$(3,410.7)	$6,874.6
LiLAC Group	149.0	(35.5)	113.5	149.0	(31.7)	117.3
Total	10,798.3	(3,826.6)	6,971.7	10,434.3	(3,442.4)	6,991.9
Other:
Liberty Global Group	517.7	(119.8)	397.9	205.3	(104.8)	100.5
LiLAC Group	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Total	517.9	(119.9)	398.0	205.5	(104.9)	100.6
Total intangible assets subject to amortization, net:
Liberty Global Group	11,167.0	(3,910.9)	7,256.1	10,490.6	(3,515.5)	6,975.1
LiLAC Group	149.2	(35.6)	113.6	149.2	(31.8)	117.4
Total	$11,316.2	$(3,946.5)	$7,369.7	$10,639.8	$(3,547.3)	$7,092.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated third-party debt and capital lease obligations are as follows:

	March 31, 2016					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
		in millions
Liberty Global Group:
VM Notes	5.61%	—	$—	$10,621.4	$10,594.1	$10,445.0	$10,551.5
VM Credit Facility (d)	3.61%	(e)	431.0	3,820.4	3,413.7	3,876.0	3,471.1
Ziggo Credit Facilities (f)	3.64%	€800.0	910.4	5,253.9	5,161.0	5,296.8	5,272.0
Ziggo SPE Notes	4.46%	—	—	1,735.3	1,582.7	1,765.7	1,703.9
Ziggo Notes	6.82%	—	—	1,008.2	955.1	927.3	885.4
Unitymedia Notes	4.99%	—	—	8,026.6	7,631.6	7,812.2	7,682.0
Unitymedia Revolving Credit Facilities	—	€500.0	569.0	—	—	—	—
UPCB SPE Notes	5.80%	—	—	3,263.4	3,131.7	3,172.9	3,142.0
UPC Holding Senior Notes	6.59%	—	—	1,681.5	1,601.4	1,560.0	1,491.1
UPC Broadband Holding Bank Facility	3.25%	€990.1	1,126.8	1,297.0	1,284.3	1,305.0	1,305.0
Telenet SPE Notes	5.49%	—	—	2,274.1	2,155.8	2,196.5	2,097.2
Telenet Credit Facility (g)	3.29%	€164.0	186.6	2,875.2	1,443.0	2,929.5	1,474.5
Vendor financing (h)	3.28%	—	—	1,690.6	1,688.9	1,690.6	1,688.9
ITV Collar Loan	1.35%	—	—	1,528.6	1,547.9	1,558.0	1,594.7
Sumitomo Collar Loan	1.88%	—	—	859.0	805.6	841.5	787.6
Other	7.44%	—	—	394.8	395.0	357.9	291.8
Total Liberty Global Group	4.62%		3,223.8	46,330.0	43,391.8	45,734.9	43,438.7
LiLAC Group:
VTR Finance Senior Secured Notes	6.88%	—	—	1,371.1	1,301.1	1,400.0	1,400.0
VTR Credit Facility	—	(i)	192.9	—	—	—	—
Liberty Puerto Rico Bank Facility	5.11%	$40.0	40.0	899.2	913.0	942.5	942.5
Total LiLAC Group	6.17%		232.9	2,270.3	2,214.1	2,342.5	2,342.5
Total principal amount of debt before unamortized premiums, discounts and deferred financing costs	4.70%		$3,456.7	$48,600.3	$45,605.9	$48,077.4	$45,781.2

	March 31, 2016	December 31, 2015
	in millions

Total principal amount of debt before unamortized premiums, discounts and deferred financing costs	$48,077.4	$45,781.2
Unamortized premiums (discounts), net	(37.9)	(46.7)
Unamortized deferred financing costs	(331.6)	(308.2)
Total carrying amount of debt	47,707.9	45,426.3
Capital lease obligations (j)	1,364.2	1,322.8
Total debt and capital lease obligations	49,072.1	46,749.1
Current maturities of debt and capital lease obligations	(3,240.3)	(2,537.9)
Long-term debt and capital lease obligations	$45,831.8	$44,211.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2016 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.8% (including 4.7% for the Liberty Global Group and 6.0% for the LiLAC Group) at March 31, 2016. For information regarding our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2016 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2016, based on the applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to other Liberty Global subsidiaries or Liberty Global, except as shown in the table below. In the following table, for each facility that is subject to limitations on borrowing availability, we present (i) the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to other Liberty Global subsidiaries or to Liberty Global. The amounts presented below assume no changes from March 31, 2016 borrowing levels and are based on the applicable covenant and other limitations in effect within each borrowing group at March 31, 2016, both before and after considering the impact of the completion of the March 31, 2016 compliance requirements.

	Limitation on availability
	March 31, 2016		Upon completion of relevant March 31, 2016 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
Ziggo Credit Facilities	€701.6	$798.5	€438.1	$498.6
UPC Broadband Holding Bank Facility	€858.3	$976.8	€685.3	$779.9

Limitation on availability to be loaned or distributed by:
Ziggo Group Holding	€346.2	$394.0	€95.2	$108.3
Unitymedia	€230.1	$261.9	€222.3	$253.0

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

(d)
On March 31, 2016, VMIH entered into (i) a €75.0 million ($85.4 million) term loan facility, which matures on January 15, 2022, bears interest at a rate of EURIBOR plus 3.0% and has a EURIBOR floor of 0.75% and (ii) a €25.0 million ($28.5 million) term loan facility, which matures on March 31, 2021, bears interest at a rate of EURIBOR plus 3.75% and has a EURIBOR floor of 0.0%.

(e)
Unused borrowing capacity under the VM Credit Facility relates to a multi-currency revolving facility (the VM Revolving Facility) with maximum borrowing capacity equivalent to £675.0 million ($971.6 million). The outstanding balance at March 31, 2016 was €475.0 million ($540.6 million).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(f)
On March 31, 2016, certain subsidiaries of Ziggo Group Holding purchased from a third-party lender certain loans receivable aggregating €100.0 million ($113.9 million) that were owed by (i) another subsidiary of Ziggo Group Holding and (ii) Ziggo Secured Finance B.V. (Ziggo Secured Finance). Ziggo Secured Finance, which is 100% owned by a third-party, is a special purpose financing entity that was created for the primary purpose of offering certain senior secured debt. Ziggo Secured Finance is consolidated by Ziggo Group Holding and Liberty Global.

(g)
In connection with the closing of the BASE Acquisition, Telenet borrowed (i) the full €200.0 million ($227.6 million) amount under Telenet Facility Z, a revolving credit facility that bears interest at EURIBOR plus a margin of 2.25%, (ii) the full €800.0 million ($910.4 million) amount under Telenet Facility AA, a term loan facility that bears interest at EURIBOR plus a margin of 3.5% and (iii) €217.0 million ($247.0 million) under Telenet Facility X, a revolving credit facility that bears interest at EURIBOR plus a margin of 2.75%. For information concerning the BASE Acquisition, see note 3.

(h)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions, and to a lesser extent, certain of our operating expenses. These obligations are generally due within one year. At March 31, 2016 and December 31, 2015, the amounts owed pursuant to these arrangements include $191.3 million and $189.0 million, respectively, of VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(i)
The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and comprises a $160.0 million U.S. dollar facility (the VTR Dollar Credit Facility) and a CLP 22.0 billion ($32.9 million) Chilean peso facility (the VTR Peso Credit Facility), each of which were undrawn at March 31, 2016.

(j)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	March 31, 2016	December 31, 2015
	in millions
Liberty Global Group:
Unitymedia	$729.8	$703.1
Telenet	394.6	371.1
Virgin Media	147.4	159.5
Other subsidiaries	91.7	88.2
Total Liberty Global Group capital lease obligations	1,363.5	1,321.9
LiLAC Group:
Liberty Puerto Rico	0.5	0.6
VTR	0.2	0.3
Total LiLAC Group capital lease obligations	0.7	0.9
Total capital lease obligations	$1,364.2	$1,322.8

Unitymedia Notes

On December 23, 2015, Unitymedia Hessen and Unitymedia NRW GmbH, each a subsidiary of Unitymedia, issued €420.0 million ($478.0 million) of 4.625% senior secured notes due February 15, 2026 (the 2026 UM Senior Secured Notes). A portion of the net proceeds from the 2026 UM Senior Secured Notes, which were held in escrow at December 31, 2015 as cash collateral, were used in January 2016 to redeem 10% of the principal amount of each of the following series of notes: (i) the €585.0 million ($665.8 million) outstanding principal amount of 5.5% senior secured notes due September 15, 2022 and (ii) the €450.0 million ($512.1 million) outstanding principal amount of 5.125% senior secured notes due January 21, 2023, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $4.3 million. This loss includes (a) the payment of $3.4 million of redemption premium and (b) the write-off of $0.9 million of deferred financing costs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2016 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2016 exchange rates:

Debt:

	Liberty Global Group							LiLAC Group
	Virgin Media	Ziggo Group Holding (a)	Unitymedia	UPC Holding (b)	Telenet (c)	Other	Total Liberty Global Group	VTR	Liberty Puerto Rico	Total LiLAC Group	Total
	in millions
Year ending December 31:
2016 (remainder of year)	$1,217.1	$182.1	$139.3	$524.0	$483.0	$380.6	$2,926.1	$—	$—	$—	$2,926.1
2017	6.7	—	11.5	135.0	8.4	535.0	696.6	—	—	—	696.6
2018	0.5	—	—	—	8.4	1,251.0	1,259.9	—	—	—	1,259.9
2019	0.6	—	—	—	19.2	346.0	365.8	—	—	—	365.8
2020	0.6	81.6	—	—	12.7	27.6	122.5	—	—	—	122.5
2021	3,706.4	755.9	—	1,980.0	807.9	—	7,250.2	—	—	—	7,250.2
Thereafter	10,128.4	7,152.3	7,812.2	4,057.9	3,935.4	27.6	33,113.8	1,400.0	942.5	2,342.5	35,456.3
Total debt maturities	15,060.3	8,171.9	7,963.0	6,696.9	5,275.0	2,567.8	45,734.9	1,400.0	942.5	2,342.5	48,077.4
Unamortized premium (discount)	15.6	27.8	—	(8.5)	(2.7)	(61.7)	(29.5)	—	(8.4)	(8.4)	(37.9)
Unamortized deferred financing costs	(120.5)	(30.2)	(57.1)	(36.7)	(52.0)	(1.2)	(297.7)	(25.2)	(8.7)	(33.9)	(331.6)
Total debt	$14,955.4	$8,169.5	$7,905.9	$6,651.7	$5,220.3	$2,504.9	$45,407.7	$1,374.8	$925.4	$2,300.2	$47,707.9
Current portion (d)	$1,224.1	$182.1	$150.8	$659.0	$483.0	$385.2	$3,084.2	$—	$—	$—	$3,084.2
Noncurrent portion	$13,731.3	$7,987.4	$7,755.1	$5,992.7	$4,737.3	$2,119.7	$42,323.5	$1,374.8	$925.4	$2,300.2	$44,623.7
_______________

(a)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by Ziggo Group Holding and Liberty Global.

(b)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(c)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

(d)	The outstanding principal amounts of our subsidiaries’ revolving credit facilities are included in our current debt maturities.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2016 (remainder of year)	$62.6	$54.1	$57.6	$23.8	$198.1	$0.6	$198.7
2017	83.5	64.5	37.6	17.1	202.7	0.2	202.9
2018	83.5	62.6	14.0	14.1	174.2	—	174.2
2019	83.5	52.6	6.6	9.0	151.7	—	151.7
2020	83.5	49.7	4.5	6.1	143.8	—	143.8
2021	83.5	47.8	4.2	5.8	141.3	—	141.3
Thereafter	741.3	194.8	197.0	40.1	1,173.2	—	1,173.2
Total principal and interest payments	1,221.4	526.1	321.5	116.0	2,185.0	0.8	2,185.8
Amounts representing interest	(491.6)	(131.5)	(174.1)	(24.3)	(821.5)	(0.1)	(821.6)
Present value of net minimum lease payments	$729.8	$394.6	$147.4	$91.7	$1,363.5	$0.7	$1,364.2
Current portion	$28.1	$43.1	$63.6	$20.6	$155.4	$0.7	$156.1
Noncurrent portion	$701.7	$351.5	$83.8	$71.1	$1,208.1	$—	$1,208.1

Non-cash Refinancing Transactions

During the three months ended March 31, 2016 and 2015, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $113.8 million and $1,484.3 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(8)    Income Taxes

Income tax benefit attributable to our loss before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended
	March 31,
	2016	2015
	in millions

Computed “expected” tax benefit (a)	$84.3	$121.4
Change in valuation allowances (b):
Decrease	(233.6)	(226.0)
Increase	133.7	1.0
Tax effect of intercompany financing	38.1	38.2
International rate differences (b) (c):
Increase	35.2	91.3
Decrease	(6.6)	(12.4)
Non-deductible or non-taxable foreign currency exchange results (b):
Increase	18.6	69.5
Decrease	(1.3)	(8.7)
Recognition of previously unrecognized tax benefits	15.0	8.9
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Decrease	(23.7)	(1.0)
Increase	11.3	14.5
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(22.1)	(33.7)
Increase	9.9	11.2
Other, net	(9.9)	3.7
Total income tax benefit	$48.9	$77.9
_______________

(a)
The statutory or “expected” tax rates are the U.K. rates of 20.0% and 20.25% for the three months ended March 31, 2016 and 2015, respectively. During 2015, the U.K. enacted legislation that will change the corporate income tax rate from the current rate of 20.0% to 19.0% in April 2017 and 18.0% in April 2020. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the fourth quarter of 2015 when the change in law was enacted.

(b)	Country jurisdictions giving rise to increases are grouped together and shown separately from country jurisdictions giving rise to decreases.

(c)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K.

At March 31, 2016, our unrecognized tax benefits of $669.0 million included $292.7 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

We are currently undergoing income tax audits in Chile, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Slovakia, Switzerland and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

notices of adjustment from the Internal Revenue Service with respect to our 2010 and 2009 income tax returns, as well as a proposed adjustment to our 2013 withholding tax return. We have entered into the appeals process with respect to the 2013, 2010 and 2009 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues. During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2016. The amount of any such reductions could range up to $250 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(9)    Equity

Liberty Global Shareholders

A summary of the changes in our share capital during the three months ended March 31, 2016 is set forth in the table below:

	Liberty Global Shares			LiLAC Shares
	Class A	Class B	Class C	Class A	Class B	Class C

Balance at January 1, 2016	$2.5	$0.1	$5.9	$0.1	$—	$0.3
Liberty Global call option contracts	—	—	(0.1)	—	—	—
Balance at March 31, 2016	$2.5	$0.1	$5.8	$0.1	$—	$0.3

Share Repurchases

During the three months ended March 31, 2016, we purchased a total of 7,641,137 Class C Liberty Global Shares at a weighted average price of $37.49 for an aggregate purchase price of $286.4 million, including direct acquisition costs and the effects of derivative instruments. At March 31, 2016, the remaining amount authorized for share repurchases was $3,715.1 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(10)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to our and our subsidiaries’ employees. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2016	2015
	in millions
Liberty Global:
Performance-based incentive awards (a)	$41.1	$42.1
Other share-based incentive awards	25.4	25.4
Total Liberty Global	66.5	67.5
Telenet share-based incentive awards	1.0	3.2
Other	1.5	0.7
Total	$69.0	$71.4
Included in:
Operating expense:
Liberty Global Group	$0.5	$0.7
LiLAC Group	0.2	—
Total operating expense	0.7	0.7
SG&A expense:
Liberty Global Group	66.7	71.8
LiLAC Group	1.6	(1.1)
Total SG&A expense	68.3	70.7
Total	$69.0	$71.4
_______________

(a)
Includes share-based compensation expense related to (i) Liberty Global performance-based restricted share units (PSUs), including amounts resulting from the 2016 PSUs, as described and defined below, (ii) a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) the May 2014 grant of performance grant units (PGUs) to our Chief Executive Officer. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Liberty Global ordinary shares as of March 31, 2016:

	Non-performance-based awards (a)	Performance- based awards (a) (b)

Total compensation expense not yet recognized (in millions)	$165.5	$245.4
Weighted average period remaining for expense recognition (in years)	2.5	2.7
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
March 31, 2016
(unaudited)

plans of Virgin Media, including Virgin Media’s 2010 stock incentive plan. All new awards are granted under the Liberty Global 2014 Incentive Plan or the Liberty Global 2014 Nonemployee Director Incentive Plan.

(b)	Amounts relate to (i) the Challenge Performance Awards, (ii) PSUs, including $191.2 million related to the 2016 PSUs, and (iii) the PGUs.

2016 PSUs

In February 2016, the compensation committee of our board of directors approved the grant of PSUs to executive officers and key employees (the 2016 PSUs) pursuant to a performance plan that is based on the achievement of a specified Adjusted OIBDA CAGR during the three-year period ended December 31, 2018. The 2016 PSUs require delivery of a compound annual growth rate of our consolidated operating cash flow (OCF CAGR) of 6.0% during the three-year performance period ending December 31, 2018, with over- and under-performance payout opportunities should the OCF CAGR exceed or fail to meet the target, as applicable. A performance range of 75% to 167.5% of the target OCF CAGR will generally result in award recipients earning 75% to 300% of their target 2016 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2016 PSUs will vest 50% each on April 1, 2019 and October 1, 2019. During the first quarter of 2016, 6.3 million 2016 PSUs were granted with a weighted average grant-date fair value of $34.04.

(11) Restructuring Liability

A summary of the changes in our restructuring liability during the three months ended March 31, 2016 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2016	$68.5	$7.3	$70.7	$146.5
Cash paid	(17.1)	(0.6)	(28.5)	(46.2)
Restructuring charges	15.7	0.3	1.8	17.8
Foreign currency translation adjustments and other	3.1	(0.1)	4.0	7.0
Restructuring liability as of March 31, 2016	$70.2	$6.9	$48.0	$125.1

Current portion	$65.3	$1.3	$10.8	$77.4
Noncurrent portion	4.9	5.6	37.2	47.7
Total	$70.2	$6.9	$48.0	$125.1

Our restructuring charges during the three months ended March 31, 2016 include employee severance and termination costs related to certain reorganization and integration activities of $7.0 million in the European Operations Division’s central operations, $4.4 million in U.K./Ireland and $3.9 million in the Netherlands.

We expect to record significant restructuring charges during the remainder of 2016, due largely to our ongoing company-wide effort to optimize our operating model. In addition, we expect to undertake restructuring programs in certain of our operating segments, including programs to be undertaken in connection with the integration of acquired entities.

(12)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted earnings or loss per share presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, share appreciation rights (SARs), PSARs, restricted share units (RSUs) and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

The details of our net loss attributable to holders of Liberty Global Shares, LiLAC Shares and Old Liberty Global Shares are set forth below:

	Three months ended
	March 31,
	2016	2015
	in millions
Net loss attributable to holders of:
Liberty Global Shares	$(330.6)	$—
LiLAC Shares	(38.5)	—
Old Liberty Global Shares	—	(537.5)
Net loss attributable to Liberty Global shareholders	$(369.1)	$(537.5)

Liberty Global Shares

We reported a loss attributable to holders of Liberty Global Shares for the three months ended March 31, 2016. Therefore, the potentially dilutive effect at March 31, 2016 of the following items was not included in the computation of diluted loss per share attributable to holders of Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 41.9 million, (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 10.0 million and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.7 million.

LiLAC Shares

We reported a loss attributable to holders of LiLAC Shares for the three months ended March 31, 2016. Therefore, the potentially dilutive effect at March 31, 2016 of the following items was not included in the computation of diluted loss per share attributable to holders of LiLAC Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 1.4 million and (ii) the aggregate number of shares issuable pursuant to PSUs of approximately 0.4 million.

Old Liberty Global Shares

We reported a loss attributable to holders of Old Liberty Global Shares for the three months ended March 31, 2015. Therefore, the potentially dilutive effect at March 31, 2015 of the following items was not included in the computation of diluted loss per share attributable to holders of Old Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 36.1 million, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 4.7 million and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2016:

	Payments due during:
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter	Total
	in millions

Programming commitments	$820.7	$971.5	$780.6	$299.3	$11.3	$7.1	$0.8	$2,891.3
Network and connectivity commitments	712.8	258.3	139.7	98.1	63.1	54.6	908.8	2,235.4
Purchase commitments	1,010.3	237.7	124.0	53.9	44.6	15.1	62.3	1,547.9
Operating leases	128.7	139.5	117.1	90.4	68.9	56.1	242.7	843.4
Other commitments	91.8	50.0	32.4	26.9	13.3	14.4	8.5	237.3
Total (a)	$2,764.3	$1,657.0	$1,193.8	$568.6	$201.2	$147.3	$1,223.1	$7,755.3
_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our March 31, 2016 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $599.5 million (including $534.1 million for the Liberty Global Group and $65.4 million for the LiLAC Group) and $561.5 million (including $502.6 million for the Liberty Global Group and $58.9 million for the LiLAC Group) during the three months ended March 31, 2016 and 2015, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) service commitments associated with our network extension projects, primarily in the U.K., (iii) commitments associated with our mobile virtual network operator (MVNO) agreements and (iv) certain repair and maintenance, fiber capacity and energy commitments of Unitymedia. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2016 and 2015, see note 4.

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

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. Proximus lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Proximus is now also seeking compensation for damages should the 2008 PICs Agreement not be rescinded. While these proceedings were suspended indefinitely, other proceedings were initiated, which resulted in a ruling by the Belgian Council of State in May 2014 annulling (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. In December 2015, Proximus resumed the civil proceedings pending with the Court of Appeal of Antwerp seeking to have the 2008 PICs Agreement annulled and claiming damages of €1.4 billion ($1.6 billion).

Telenet is in the process of evaluating the resumed proceedings and claim for damages and intends to defend itself vigorously. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($22.8 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($86 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. While we expect a decision by the court of first instance during 2016, the resolution of this matter may take several years and no assurance can be

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Vivendi Litigation. A wholly-owned subsidiary of our company was a plaintiff in certain litigation titled Liberty Media Corporation, et. al. v. Vivendi S.A. and Universal Studios. A predecessor of Liberty Global was a subsidiary of Liberty Media Corporation (Liberty Media) through June 6, 2004. In connection with Liberty Media’s prosecution of the action, our subsidiary assigned its rights to Liberty Media in exchange for a contingent payout in the event Liberty Media recovered any amounts as a result of the action. In February 2016, Vivendi S.A. (Vivendi) and Liberty Media settled the litigation and, as a result of such settlement, our subsidiary received a cash payment of $69.8 million, which is included in other income (expense), net, in our condensed consolidated statement of operations and other investing activities, net, in our condensed consolidated statement of cash flows. We consider this matter to be closed.

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims previously asserted by the incumbent telephone operator against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). The PRTC Claim includes an allegation that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In March 2014, a separate class action claim was filed in Puerto Rico (the Class Action Claim) containing allegations substantially similar to those asserted in the PRTC Claim, but alleging ongoing injury on behalf of a consumer class (as opposed to harm to a competitor). The former owners of OneLink have partially indemnified us through November 8, 2016 for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. While Liberty Puerto Rico expects that the net amount required to satisfy these contingencies will not materially differ from the estimated amount it has accrued, no assurance can be given that the ultimate resolution of these matters will not have an adverse impact on our results of operations, cash flows or financial position in any given period.

Belgium Regulatory Developments. In December 2010, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) published their respective draft decisions reflecting the results of their joint analysis of the broadcasting market in Belgium.

The Belgium Regulatory Authorities adopted a final decision on July 1, 2011 (the July 2011 Decision) with some minor revisions. The regulatory obligations imposed by the July 2011 Decision include (i) an obligation to make a resale offer at “retail minus’’ of the cable analog package available to third-party operators (including Proximus), (ii) an obligation to grant third-party operators (except Proximus) access to digital television platforms (including the basic digital video package) at “retail minus” and (iii) an obligation to make a resale offer at “retail minus’’ of broadband internet access available to beneficiaries of the digital television access obligation that wish to offer bundles of digital video and broadband internet services to their customers (except Proximus).

In February 2012, Telenet submitted draft reference offers regarding the obligations described above, and the Belgium Regulatory Authorities published the final decision on September 9, 2013. Telenet has implemented the access obligations as described in its reference offers and, on March 1, 2016, Mobistar SA (Mobistar) launched a commercial offer combining a cable TV package and broadband internet access for certain of their mobile customers. In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Proximus submitted a request to Telenet to commence access negotiations. Telenet contests this request and has asked the Belgium Regulatory Authorities to assess the reasonableness of the Proximus request. The timing for a decision regarding this assessment by the Belgium Regulatory Authorities is not known.

On December 14, 2015, the Belgium Regulatory Authorities published a draft decision, which amended previously-issued decisions and sets forth the “retail-minus” tariffs of minus 26% for basic television (basic analog and digital video package) and minus 18% for the bundle of basic television and broadband internet services during an initial two-year period. Following this two-year period, the tariffs would change to minus 15% and 7%, respectively. The draft decision was notified to the European Commission and a final decision was adopted on February 19, 2016. On April 25, 2016, Telenet filed an appeal challenging this decision with Court of Appeals in Brussels. A “retail-minus” method of pricing involves a wholesale tariff calculated as the retail

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing and sales).

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

Financial Transactions Tax. Certain countries in the EU, including Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (the FTT). Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price. Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the participating countries. Although there continues to be ongoing discussions in the relevant countries around the FTT, uncertainty remains as to if and when the FTT will be implemented and the breadth of its application. Based on our understanding of the current status of the potential FTT, we do not expect that any implementation of the FTT would occur before January 2017. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform. Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £46.1 million ($66.4 million) as of March 31, 2016. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the court’s decision is expected prior to June 30, 2016.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. The U.K. tax authority issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We have appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), which included the challenged amount of £63.7 million and related interest of £3.3 million. The aggregate amount paid does not include penalties, which could be significant in the unlikely event that penalties were to be assessed. This matter will likely be subject to court proceedings that could delay the ultimate resolution for an extended period of time. No portion of this potential exposure has been accrued by our company as the likelihood of loss is not considered to be probable.

Hungary VAT Matter. In February 2016, our direct-to-home satellite (DTH) operations in Luxembourg received a second instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities have assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,413.2 million ($19.6 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

interpretations thereof, including a binding tax ruling that we received from the Hungarian government in 2010. Although under applicable law the full amount of the assessment was due on March 1, 2016, we have filed a request for suspension of payment and, accordingly, no payment has been made. We expect a decision on our request for suspension of payment in the coming months, at which time we may be required to make a payment equal to the assessed amount. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

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

Adjusted operating income before depreciation and amortization (Adjusted OIBDA) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, Adjusted OIBDA is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

measure and is superior to available GAAP measures because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. We believe our Adjusted OIBDA measure is useful to investors because it is one of the bases for comparing our performance with the performance of other companies in the same or similar industries, although our measure may not be directly comparable to similar measures used by other public companies. Adjusted OIBDA should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income, net earnings or loss, cash flow from operating activities and other GAAP measures of income or cash flows. A reconciliation of total segment Adjusted OIBDA to our loss before income taxes is presented below.

We began presenting our operating segment in Puerto Rico as a separate reportable segment during the second quarter of 2015 in anticipation of the issuance of the LiLAC Shares. Previously, this operating segment was included in our corporate and other category. Segment information for all periods presented reflects the above-described change.

As of March 31, 2016, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	Chile

•	Puerto Rico

All of the reportable segments set forth above derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B and mobile services. At March 31, 2016, our operating segments in the European Operations Division provided broadband communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Operations Division. The corporate and other category for the Liberty Global Group includes less significant consolidated operating segments that provide programming and other services. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
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

	Revenue
	Three months ended March 31,
	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,686.5	$1,711.4
The Netherlands	669.8	707.4
Germany	617.1	597.9
Belgium (a)	610.2	502.7
Switzerland/Austria	433.4	439.3
Total Western Europe	4,017.0	3,958.7
Central and Eastern Europe	266.1	268.2
Central and other	(2.4)	(2.8)
Total European Operations Division	4,280.7	4,224.1
Corporate and other	14.6	12.8
Intersegment eliminations (b)	(11.2)	(7.8)
Total Liberty Global Group	4,284.1	4,229.1
LiLAC Group:
Chile	200.0	208.8
Puerto Rico (c)	103.9	79.0
Total LiLAC Group	303.9	287.8
Total	$4,588.0	$4,516.9
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition revenue of BASE from February 12, 2016 through March 31, 2016.

(b)	Amounts are primarily related to transactions between our European Operations Division and our programming operations.

(c)	The amount presented for the 2015 period excludes the revenue of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

	Adjusted OIBDA
	Three months ended March 31,
	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$744.6	$763.3
The Netherlands	367.9	367.9
Germany	379.4	364.0
Belgium (a)	269.8	247.0
Switzerland/Austria	258.1	248.8
Total Western Europe	2,019.8	1,991.0
Central and Eastern Europe	110.9	118.1
Central and other	(84.3)	(67.9)
Total European Operations Division	2,046.4	2,041.2
Corporate and other	(52.8)	(52.1)
Total Liberty Global Group	1,993.6	1,989.1
LiLAC Group:
LiLAC Division:
Chile	76.3	76.0
Puerto Rico (b)	46.8	33.5
Total LiLAC Division	123.1	109.5
Corporate and other	(1.2)	(1.3)
Total LiLAC Group	121.9	108.2
Total	$2,115.5	$2,097.3
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition Adjusted OIBDA of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

The following table provides a reconciliation of total segment Adjusted OIBDA to loss before income taxes:

	Three months ended March 31,
	2016	2015
	in millions

Total segment Adjusted OIBDA	$2,115.5	$2,097.3
Share-based compensation expense	(69.0)	(71.4)
Depreciation and amortization	(1,435.5)	(1,451.4)
Impairment, restructuring and other operating items, net	(24.4)	(17.0)
Operating income	586.6	557.5
Interest expense	(619.3)	(615.9)
Realized and unrealized gains (losses) on derivative instruments, net	(508.7)	618.5
Foreign currency transaction gains (losses), net	339.0	(1,035.6)
Realized and unrealized gains (losses) due to changes in fair values of certain investments, net	(268.2)	151.4
Losses on debt modification and extinguishment, net	(4.3)	(274.5)
Other income (expense), net	53.3	(1.0)
Loss before income taxes	$(421.6)	$(599.6)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
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

	Three months ended March 31,
	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$368.5	$347.3
The Netherlands	140.1	120.8
Germany	127.0	142.9
Belgium (a)	98.9	63.2
Switzerland/Austria	58.4	56.6
Total Western Europe	792.9	730.8
Central and Eastern Europe	59.9	48.6
Central and other	68.6	50.3
Total European Operations Division	921.4	829.7
Corporate and other	4.1	39.1
Total Liberty Global Group	925.5	868.8
LiLAC Group:
Chile	52.4	40.4
Puerto Rico (b)	19.1	15.7
Total LiLAC Group	71.5	56.1
Total property and equipment additions	997.0	924.9
Assets acquired under capital-related vendor financing arrangements	(438.9)	(295.0)
Assets acquired under capital leases	(27.9)	(62.0)
Changes in current liabilities related to capital expenditures	106.9	93.3
Total capital expenditures	$637.1	$661.2
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition property and equipment additions of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the property and equipment additions of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended March 31,
	2016	2015
	in millions
Subscription revenue (a):
Video	$1,567.7	$1,605.8
Broadband internet	1,280.9	1,232.9
Fixed-line telephony	752.1	796.2
Cable subscription revenue	3,600.7	3,634.9
Mobile (b)	293.2	251.7
Total subscription revenue	3,893.9	3,886.6
B2B revenue (c)	387.8	377.9
Other revenue (b) (d)	306.3	252.4
Total	$4,588.0	$4,516.9
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $65.0 million and $54.4 million during the three months ended March 31, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $86.8 million and $62.6 million during the three months ended March 31, 2016 and 2015, respectively.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, channel carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K.	$1,578.5	$1,612.0
The Netherlands	669.8	707.4
Germany	617.1	597.9
Belgium (a)	610.2	502.7
Switzerland	339.3	346.8
Ireland	108.0	99.4
Poland	96.6	101.0
Austria	94.1	92.5
Hungary	65.4	65.0
The Czech Republic	44.2	44.4
Romania	41.4	38.9
Slovakia	14.7	15.2
Other	1.4	0.9
Total European Operations Division	4,280.7	4,224.1
Other, including intersegment eliminations	3.4	5.0
Total Liberty Global Group	4,284.1	4,229.1
LiLAC Group:
Chile	200.0	208.8
Puerto Rico (b)	103.9	79.0
Total LiLAC Group	303.9	287.8
Total	$4,588.0	$4,516.9
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition revenue of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the revenue of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2016
(unaudited)

(15)    Subsequent Events

Virgin Media Refinancing Transaction

On April 26, 2016, Virgin Media Secured Finance PLC (Virgin Media Secured Finance) issued $750.0 million principal amount of 5.5% senior secured notes due August 15, 2026 (the August 2026 VM Senior Secured Notes). The net proceeds from the August 2026 VM Senior Secured Notes were used to repay in full the outstanding amount under the VM Revolving Facility, and the remainder will be used for general corporate purposes.

Subject to the circumstances described below, the August 2026 VM Senior Secured Notes are non-callable until August 15, 2021. At any time prior to August 15, 2021, Virgin Media Secured Finance may redeem some or all of the August 2026 VM Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to August 15, 2021 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

Virgin Media Secured Finance may redeem some or all of the August 2026 VM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price

12-month period commencing August 15:
2021	102.750%
2022	101.375%
2023	100.688%
2024 and thereafter	100.000%

Telenet Refinancing Transaction

On May 2, 2016, Telenet Financing USD LLC, a wholly-owned subsidiary of Telenet, entered into a new $850.0 million term loan facility (Telenet Facility AD). Telenet Facility AD was issued at 99.5% of par, matures on June 30, 2024, bears interest at a rate of LIBOR plus 3.50% and has a LIBOR floor of 0.75%. The net proceeds from Telenet Facility AD will be used to repay in full (i) the €400.0 million ($455.2 million) principal amount of Telenet Facility P, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) and, in turn, Telenet Finance IV will use such proceeds to fully redeem the €400.0 million ($455.2 million) principal amount of its senior secured floating rate notes and (ii) the €300.0 million ($341.4 million) principal amount of Telenet Facility O, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance III Luxembourg S.C.A. (Telenet Finance III) and, in turn, Telenet Finance III will use such proceeds to fully redeem the €300.0 million ($341.4 million) principal amount of its 6.625% senior secured notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2015 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-Looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2016 and 2015.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2016.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions, subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2015 Annual Report on Form 10-K, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
consumer acceptance of our existing service offerings, including our cable television, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our cable television, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we operate and adverse outcomes from regulatory proceedings;

•	government intervention that opens our broadband distribution networks to competitors, such as the obligations imposed in Belgium;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired, such as Ziggo (as defined below), Choice and BASE, or we expect to acquire, such as CWC;

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our network extension programs;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

We are an international provider of video, broadband internet, fixed-line telephony and mobile services, with consolidated operations at March 31, 2016 in 14 countries. Through Virgin Media, we provide video, broadband internet, fixed-line telephony and mobile services in the U.K. and Ireland. Through Ziggo Group Holding, Unitymedia and Telenet, we provide video, broadband internet, fixed-line telephony and mobile services in the Netherlands, Germany and Belgium, respectively. Through UPC Holding, we provide (i) video, broadband internet and fixed-line telephony services in seven other European countries and (ii) mobile services in four other European countries. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In Chile, we provide video, broadband internet, fixed-line telephony and mobile services through VTR. In Puerto Rico, we provide video, broadband internet and fixed-line telephony services through Liberty Puerto Rico.

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

We have completed a number of transactions that impact the comparability of our 2016 and 2015 results of operations, including the BASE Acquisition on February 11, 2016 and the Choice Acquisition on June 3, 2015. For further information regarding our pending and completed acquisitions, see note 3 to our condensed consolidated financial statements.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At March 31, 2016, we owned and operated networks that passed 53,607,400 homes and served 57,161,400 revenue generating units (RGUs), consisting of 23,873,700 video subscribers, 18,293,100 broadband internet subscribers and 14,994,600 fixed-line telephony subscribers. In addition, at March 31, 2016, we served 6,816,900 mobile subscribers.

Including the effect of acquisitions, we added a total of 170,700 RGUs during the three months ended March 31, 2016. Excluding the effect of acquisitions (RGUs added on the acquisition date), but including post-acquisition date changes in RGUs, we added 155,900 RGUs on an organic basis during the three months ended March 31, 2016 as compared to 71,100 RGUs added on an organic basis during the corresponding prior-year period. The organic RGU growth during the three months ended March 31, 2016 is primarily attributable to the net effect of (i) an increase of 178,200 broadband internet RGUs, (ii) a decrease of 161,000 basic video RGUs, (iii) an increase of 116,000 fixed-line telephony RGUs and (iv) an increase of 26,400 enhanced video RGUs. In addition, excluding the effect of acquisitions, we added 32,300 mobile subscribers during the three months ended March 31, 2016, including an increase in postpaid mobile subscribers of 99,800 and a decrease in prepaid mobile subscribers of 67,500.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node and advanced digital subscriber line technologies), DTH operators and/or other providers in all of our broadband communications markets. In certain of our markets, this significant competition, together with the maturation of these markets, has contributed to organic declines in revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable, (ARPU), the more notable of which include:

(i)	organic declines in cable subscription and overall revenue in the Netherlands during the first quarter of 2016, as compared to the first quarter of 2015;

(ii)
organic declines during the first quarter of 2016 in (a) video RGUs in the majority of our markets, as declines in our basic video RGUs generally exceeded additions to our enhanced video RGUs (including migrations from basic video) in these markets, (b) fixed-line telephony RGUs in Chile and the Netherlands and (c) total RGUs in the Netherlands and Switzerland/Austria; and

(iii)	organic declines in overall cable ARPU in the Netherlands and many of our other markets during the first quarter of 2016, as compared to the first quarter of 2015.

Concerns also exist with respect to the Puerto Rico government’s cash flows and, accordingly, its ability to meet its debt obligations. On May 1, 2016, Puerto Rico’s government failed to pay $367.0 million of the $422.8 million of debt obligations that were due as of such date, and on July 1, 2016, another $1.9 billion will become due. During 2015, the Puerto Rico government enacted a new tax law that, among other things, (i) increased the sales and use tax rate from 7.0% to 11.5%, effective July 1, 2015, and (ii) provided for the taxing of services between businesses at a rate of 4.0%, effective October 1, 2015. Prior to the new tax law, such services were exempt from taxation. Effective June 1, 2016, the aforementioned sales and use tax will be replaced with a VAT of 10.5% and a sales and use tax of 1.0%. The 10.5% VAT will also apply to services between business, which represents a significant increase in the tax rate.  More changes to the Puerto Rico tax system are expected during 2016. Currently, there is legislation under analysis in Puerto Rico to postpone or eliminate the application of the new tax regime, including the VAT and the taxation of business-to-business transactions. Puerto Rico’s government is also implementing austerity and a number of other measures to improve its solvency. It remains possible, if not likely, that Puerto Rico will be required to restructure its debt obligations. If the fiscal and economic conditions in Puerto Rico were to worsen as a result of these or other factors, (a) the population of Puerto Rico could continue to decline, reducing the future demand for Liberty Puerto Rico’s services, and (b) the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2016 and 2015 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended March 31, 2016 was to the euro and British pound sterling as 46.5% and 34.4% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from broadband communications services, including video, broadband internet and fixed-line telephony services. Most of our reportable segments also provide B2B and mobile services. For detailed information regarding the composition of our reportable segments, including information regarding a change we made to our reportable segments during the second quarter of 2015, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA, as further discussed in note 14 to our condensed consolidated financial statements, as well as an analysis of Adjusted OIBDA by reportable segment for the three months ended March 31, 2016 and 2015. These tables present (i) the amounts reported by each of our reportable segments for the current and comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions and dispositions). The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our reportable segments for the three months ended March 31, 2016 and 2015 at the end of this section.

The revenue of our reportable segments includes revenue earned from (i) subscribers to our broadband communications and mobile services and (ii) B2B services, interconnect fees, mobile handset sales, channel carriage fees, installation fees, late fees and advertising revenue. Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

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

Revenue of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,686.5	$1,711.4	$(24.9)	(1.5)	3.7
The Netherlands	669.8	707.4	(37.6)	(5.3)	(3.3)
Germany	617.1	597.9	19.2	3.2	5.4
Belgium (a)	610.2	502.7	107.5	21.4	4.8
Switzerland/Austria	433.4	439.3	(5.9)	(1.3)	2.3
Total Western Europe	4,017.0	3,958.7	58.3	1.5	2.7
Central and Eastern Europe	266.1	268.2	(2.1)	(0.8)	2.6
Central and other	(2.4)	(2.8)	0.4	N.M.	N.M.
Total European Operations Division	4,280.7	4,224.1	56.6	1.3	2.7
Corporate and other	14.6	12.8	1.8	14.1	60.0
Intersegment eliminations	(11.2)	(7.8)	(3.4)	N.M.	N.M.
Total Liberty Global Group	4,284.1	4,229.1	55.0	1.3	2.8
LiLAC Group:
Chile	200.0	208.8	(8.8)	(4.2)	7.6
Puerto Rico (b)	103.9	79.0	24.9	31.5	3.0
Total LiLAC Group	303.9	287.8	16.1	5.6	6.3
Total	$4,588.0	$4,516.9	$71.1	1.6	3.0
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition revenue of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the revenue of Choice, which was acquired on June 3, 2015.

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

U.K./Ireland. The decrease in U.K./Ireland’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $62.6 million or 3.7%, (ii) the impact of an acquisition, (iii) the impact of disposals and (iv) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$21.6	$—	$21.6
ARPU (b)	15.6	—	15.6
Total increase in cable subscription revenue	37.2	—	37.2
Decrease in mobile subscription revenue (c)	(13.2)	—	(13.2)
Total increase in subscription revenue	24.0	—	24.0
Increase in B2B revenue (d)	—	10.1	10.1
Increase in other revenue (e)	—	28.5	28.5
Total organic increase	24.0	38.6	62.6
Impact of an acquisition	—	12.3	12.3
Impact of disposals (f)	(1.9)	(4.4)	(6.3)
Impact of FX	(74.5)	(19.0)	(93.5)
Total	$(52.4)	$27.5	$(24.9)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to an increase in the average numbers of broadband internet and fixed-line telephony RGUs that was only partially offset by a decline in (i) the average number of enhanced video RGUs and (ii) the average number of basic video RGUs in Ireland.

(b)
The increase in cable subscription revenue related to a change in ARPU is attributable to the net effect of (i) a net increase primarily due to (a) higher ARPU from broadband internet services, (b) lower ARPU from fixed-line telephony services in the U.K. and (c) higher ARPU from video services in the U.K. and (ii) an adverse change in RGU mix.

(c)
The decrease in mobile subscription revenue relates to the U.K. and is due to (i) lower ARPU, including a decline of $21.4 million in postpaid mobile services revenue due to the continued growth of the Split-contract Program, and (ii) a decrease in the average number of subscribers, as a decrease in the average number of prepaid subscribers more than offset the increase in the average number of postpaid subscribers.

(d)
The increase in B2B revenue is primarily due to the net effect of (i) an increase in data revenue, primarily attributable to (a) higher volumes and (b) an increase of $4.4 million in the U.K.’s amortization of deferred upfront fees on B2B contracts, (ii) lower voice revenue in the U.K., primarily attributable to a decline in usage, and (iii) an increase in low-margin equipment sales in the U.K.

(e)
The increase in other revenue is primarily due to the net effect of (i) an increase in mobile handset sales, primarily attributable to a $29.1 million increase associated with the continued growth of the Split-contract Program in the U.K., and (ii) a decrease in interconnect revenue of $3.7 million, primarily due to (a) lower mobile termination rates and volume in the U.K. and (b) a decline in mobile short message service (or SMS) termination volumes in the U.K.

(f)
Represents the estimated impact of (i) the non-cable subscribers in the U.K. that we sold in the fourth quarter of 2014 (the U.K. Non-Cable Disposal) and (ii) the multi-channel multi-point (microwave) distribution system subscribers in Ireland that have disconnected since we announced the switch-off of this service effective April 2016. The non-cable subscribers were migrated to a third party during the first nine months of 2015.

We have reduced certain fees we charge to customers in the U.K. as a result of a regulatory change, with the largest reduction implemented effective April 1, 2016. We estimate that these reduced charges will result in a £15 million ($22 million) reduction of the U.K.’s cable subscription revenue and operating income for the remainder of 2016 when compared to the corresponding prior-year period.

The Netherlands. The decrease in the Netherlands’ revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic decrease of $23.2 million or 3.3% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in cable subscription revenue due to change in:
Average number of RGUs (a)	$(12.7)	$—	$(12.7)
ARPU (b)	(10.2)	—	(10.2)
Total decrease in cable subscription revenue	(22.9)	—	(22.9)
Increase in mobile subscription revenue (c)	1.5	—	1.5
Total decrease in subscription revenue	(21.4)	—	(21.4)
Decrease in B2B revenue	—	(0.7)	(0.7)
Decrease in other revenue (d)	—	(1.1)	(1.1)
Total organic decrease	(21.4)	(1.8)	(23.2)
Impact of FX	(10.7)	(3.7)	(14.4)
Total	$(32.1)	$(5.5)	$(37.6)
_______________

(a)
The decrease in cable subscription revenue related to a change in the average number of RGUs is attributable to a decline in the average numbers of basic video, enhanced video and fixed-line telephony RGUs that was only partially offset by an increase in the average number of broadband internet RGUs.

(b)
The decrease in cable subscription revenue related to a change in ARPU is attributable to the net effect of (i) a net decrease due to (a) lower ARPU from broadband internet and fixed-line telephony services and (b) higher ARPU from video services and (ii) an improvement in RGU mix.

(c)	The increase in mobile subscription revenue is due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU.

(d)
The decrease in other revenue is primarily due to the net effect of (i) an increase from the favorable impact of $3.3 million of nonrecurring revenue recorded during the first quarter of 2016 following the settlement of prior period amounts, (ii) a decrease in revenue of $1.6 million resulting from the termination of a Ziggo Holding B.V. (Ziggo) partner network agreement shortly after the November 2014 acquisition of Ziggo and (iii) a decrease in installation revenue.

Germany. The increase in Germany’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $32.3 million or 5.4% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$14.4	$—	$14.4
ARPU (d)	21.3	—	21.3
Total increase in cable subscription revenue	35.7	—	35.7
Increase in mobile subscription revenue	0.7	—	0.7
Total increase in subscription revenue	36.4	—	36.4
Increase in B2B revenue	—	0.1	0.1
Decrease in other revenue (e)	—	(4.2)	(4.2)
Total organic increase (decrease)	36.4	(4.1)	32.3
Impact of FX	(11.9)	(1.2)	(13.1)
Total	$24.5	$(5.3)	$19.2
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of March 31, 2016, bulk agreements covering approximately 38% of the video subscribers that Germany serves expire by the end of 2017 or are terminable on 30-days notice. During the three months ended March 31, 2016, Germany’s 20 largest bulk agreement accounts generated approximately 8% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
Other revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2016 through 2018. The aggregate amount of revenue related to these channel carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended March 31, 2016. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate channel carriage fees that Germany receives for each channel is limited through the end of 2016 by certain commitments we made to regulators in connection with the acquisition of Unitymedia BW GmbH. In June 2017, we plan to discontinue our analog video service. We estimate that the discontinuance of this service will result in a reduction to Germany’s channel carriage revenue and operating income by approximately €30 million ($34 million) annually.

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

(e)	The decrease in other revenue is largely due to legislative developments that have reduced the fees we can charge our late-paying customers.

Belgium. The increase in Belgium’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $24.4 million or 4.8%, (ii) the impact of the BASE Acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$6.0	$—	$6.0
ARPU (b)	7.4	—	7.4
Total increase in cable subscription revenue	13.4	—	13.4
Increase in mobile subscription revenue (c)	3.6	—	3.6
Total increase in subscription revenue	17.0	—	17.0
Increase in B2B revenue (d)	—	4.0	4.0
Increase in other revenue (e)	—	3.4	3.4
Total organic increase	17.0	7.4	24.4
Impact of the BASE Acquisition	54.8	40.5	95.3
Impact of FX	(8.7)	(3.5)	(12.2)
Total	$63.1	$44.4	$107.5
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to an increase in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs that was only partially offset by a decline in the average number of basic video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is attributable to (i) higher ARPU from video, broadband internet and fixed-line telephony services and (ii) an improvement in RGU mix.

(c)
The increase in mobile subscription revenue is due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU, including a decline of $2.5 million in mobile services revenue due to the June 2015 introduction of a Split-contract Program.

(d)	The increase in B2B revenue is primarily due to higher revenue from (i) information technology security services and related equipment sales and (ii) voice services.

(e)
The increase in other revenue is primarily due to the net effect of (i) an increase in mobile handset sales of $4.7 million, (ii) an increase in tablet sales of $2.2 million and (iii) a slight decrease in interconnect revenue, primarily attributable to the net effect of (a) lower SMS usage and (b) growth in mobile call volume. The increase in Belgium’s mobile handset sales, which typically generate relatively low margins, includes the net impact of (1) a $6.9 million increase in non-subsidized handset sales, including a $2.9 million increase associated with the June 2015 introduction of a Split-contract Program, and (2) a $2.5 million decrease in subsidized handset sales.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

Switzerland/Austria. The decrease in Switzerland/Austria’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $10.2 million or 2.3% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(0.1)	$—	$(0.1)
ARPU (b)	4.9	—	4.9
Total increase in cable subscription revenue	4.8	—	4.8
Increase in mobile subscription revenue (c)	3.6	—	3.6
Total increase in subscription revenue	8.4	—	8.4
Increase in B2B revenue (d)	—	0.1	0.1
Increase in other revenue (e)	—	1.7	1.7
Total organic increase	8.4	1.8	10.2
Impact of FX	(14.0)	(2.1)	(16.1)
Total	$(5.6)	$(0.3)	$(5.9)
_______________

(a)
The decrease in cable subscription revenue related to a change in the average number of RGUs is attributable to a decline in the average numbers of basic and enhanced video RGUs that was mostly offset by an increase in the average numbers of fixed-line telephony and broadband internet RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is attributable to (i) a net increase due to (a) higher ARPU from video and broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix in Switzerland that was largely offset by an adverse change in RGU mix in Austria.

(c)	The increase in mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(d)	The increase in B2B revenue is primarily due to a the net effect of (i) higher revenue from data services and (ii) lower revenue from broadband internet services.

(e)	The increase in other revenue is due to a net increase resulting from individually insignificant changes in other non-subscription categories.

Central and Eastern Europe. The decrease in Central and Eastern Europe’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $6.8 million or 2.6%, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$10.7	$—	$10.7
ARPU (b)	(5.2)	—	(5.2)
Total increase in cable subscription revenue	5.5	—	5.5
Increase in mobile subscription revenue	1.0	—	1.0
Total increase in subscription revenue	6.5	—	6.5
Decrease in B2B revenue	—	(0.3)	(0.3)
Increase in other revenue	—	0.6	0.6
Total organic increase	6.5	0.3	6.8
Impact of an acquisition	0.8	0.1	0.9
Impact of FX	(8.6)	(1.2)	(9.8)
Total	$(1.3)	$(0.8)	$(2.1)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) an increase in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs in Romania, Hungary, Poland and Slovakia, (ii) a decline in the average number of basic video RGUs in Hungary, Poland, Romania and Slovakia, (iii) an increase in the average number of DTH RGUs, (iv) an increase in the average numbers of basic video and broadband internet RGUs in the Czech Republic and (v) a decline in the average numbers of enhanced video and fixed-line telephony RGUs in the Czech Republic.

(b)
The decrease in cable subscription revenue related to a change in ARPU is primarily attributable to a net decrease due to (i) lower ARPU from fixed-line telephony and broadband internet services and (ii) higher ARPU from video services, primarily in Poland.

Chile. The decrease in Chile’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $15.9 million or 7.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.5	$—	$5.5
ARPU (b)	5.8	—	5.8
Total increase in cable subscription revenue	11.3	—	11.3
Increase in mobile subscription revenue (c)	1.9	—	1.9
Total increase in subscription revenue	13.2	—	13.2
Increase in other revenue (d)	—	2.7	2.7
Total organic increase	13.2	2.7	15.9
Impact of FX	(23.2)	(1.5)	(24.7)
Total	$(10.0)	$1.2	$(8.8)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to an increase in the average numbers of broadband internet and enhanced video RGUs that was only partially offset by a decline in the average numbers of basic video and fixed-line telephony RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is attributable to (i) a net increase due to (a) higher ARPU from video and broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix. In addition, Chile’s cable subscription revenue includes adjustments to both periods to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014. These adjustments include (1) an increase in revenue due to the impact of a $2.2 million unfavorable adjustment recorded during the first quarter of 2015 and (2) a decrease in revenue due to the impact of a $2.1 million unfavorable adjustment recorded during the first quarter of 2016.

(c)
The increase in mobile subscription revenue is due to (i) an increase in the average number of subscribers, as an increase in the average number of postpaid subscribers more than offset the decrease in the average number of prepaid subscribers, and (ii) higher ARPU primarily due to a higher proportion of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

(d)
The increase in other revenue is primarily due to (i) an increase in advertising revenue and (ii) an increase in interconnect revenue. The increase in interconnect revenue is primarily due to the net effect of (a) an increase in revenue due to the impact of a $1.3 million unfavorable adjustment recorded during the first quarter of 2015 to reflect the retroactive application of a tariff reduction to June 2012 and (b) lower rates.

Puerto Rico. The increase in Puerto Rico’s revenue during the three months ended March 31, 2016, as compared to the corresponding period in 2015, includes (i) an organic increase of $2.3 million or 3.0% and (ii) the impact of the Choice Acquisition, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$3.3	$—	$3.3
ARPU (b)	(2.2)	—	(2.2)
Total increase in cable subscription revenue	1.1	—	1.1
Increase in B2B revenue (c)	—	1.8	1.8
Decrease in other revenue	—	(0.6)	(0.6)
Total organic increase	1.1	1.2	2.3
Impact of the Choice Acquisition	20.3	2.3	22.6
Total	$21.4	$3.5	$24.9
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to an increase in the average numbers of broadband internet and fixed-line telephony RGUs that was only partially offset by a decline in the average number of enhanced video RGUs.

(b)
The decrease in cable subscription revenue related to a change in ARPU is attributable to (i) an adverse change in RGU mix and (ii) a net decrease primarily due to (a) lower ARPU from fixed-line telephony services and (b) higher ARPU from broadband internet services.

(c)	The increase in B2B revenue is primarily due to higher revenue from broadband internet services.

Operating Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$722.6	$727.0	$(4.4)	(0.6)	4.2
The Netherlands	211.7	225.6	(13.9)	(6.2)	(4.1)
Germany	143.9	144.3	(0.4)	(0.3)	2.0
Belgium (a)	250.9	203.5	47.4	23.3	—
Switzerland/Austria	118.2	125.0	(6.8)	(5.4)	(2.0)
Total Western Europe	1,447.3	1,425.4	21.9	1.5	1.5
Central and Eastern Europe	111.4	109.9	1.5	1.4	4.8
Central and other	27.7	17.9	9.8	54.7	56.3
Total European Operations Division	1,586.4	1,553.2	33.2	2.1	2.4
Corporate and other	14.9	13.9	1.0	7.2	58.9
Intersegment eliminations	(11.0)	(8.1)	(2.9)	N.M.	N.M.
Total Liberty Global Group	1,590.3	1,559.0	31.3	2.0	2.7
LiLAC Group:
Chile	89.6	93.2	(3.6)	(3.9)	8.0
Puerto Rico (b)	44.5	35.6	8.9	25.0	(3.2)
Total LiLAC Group	134.1	128.8	5.3	4.1	4.9
Total operating expenses excluding share-based compensation expense	1,724.4	1,687.8	36.6	2.2	2.9
Share-based compensation expense	0.7	0.7	—	—
Total	$1,725.1	$1,688.5	$36.6	2.2
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition operating expenses of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the operating expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $33.2 million or 2.1% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase includes (i) an increase of $64.3 million attributable to the impact of the BASE Acquisition and other less significant acquisitions and (ii) a decrease of $5.6 million attributable to the U.K. Non-Cable Disposal and another less significant disposition. Excluding the effects of acquisitions, dispositions and FX, the European Operations Division’s operating expenses increased $36.6 million or 2.4%. This increase includes the following factors:

•
An increase in programming and copyright costs of $55.9 million or 10.9%, primarily due to increases in U.K./Ireland and, to a lesser extent, the Netherlands, Belgium and Germany. These increases are primarily due to higher costs for certain premium and/or basic content, including the impact in U.K./Ireland of a new sports programming contract entered into in August 2015. In addition, growth in the number of enhanced video subscribers contributed to the increases in Germany and Belgium;

•
A decrease in mobile access and interconnect costs of $19.1 million or 6.9%, primarily due to (i) a decline resulting from lower rates, primarily in U.K./Ireland, (ii) lower fixed-line telephony call volumes in U.K./Ireland and, to a lesser extent, the Netherlands and (iii) a decrease primarily attributable to the net effect of (a) lower mobile usage in Belgium and (b) higher mobile usage in U.K./Ireland;

•
A decrease in personnel costs of $6.3 million or 2.7%, due primarily to the net effect of (i) decreased staffing levels in U.K./Ireland and the Netherlands, (ii) annual wage increases and (iii) decreased costs in U.K./Ireland associated with higher proportions of capitalized labor costs associated with the network extension project in the U.K.;

•
A decrease in outsourced labor and professional fees of $5.6 million or 5.7%, primarily due to lower call center costs in the Netherlands and Germany. The lower call center costs in the Netherlands include a $10.1 million decrease associated with the impact of third-party costs recorded in the first quarter of 2015 related to network and product harmonization activities and certain other third-party customer care costs incurred in connection with the acquisition of Ziggo;

•
An increase in mobile handset costs of $5.5 million, primarily due to the net impact of (i) higher mobile handset sales volume, as an increase in the number of handsets sold in U.K./Ireland was only partially offset by a decrease in the number of handsets sold in Belgium, and (ii) lower average cost per handset sold in U.K./Ireland. The decrease in the number of handsets sold in Belgium is primarily attributable to a reduction in subsidized handset promotions; and

•
An increase in network-related expenses of $3.0 million or 1.6%, due primarily to the net effect of (i) an increase due to the impact of a reduction in local authority charges for certain elements of network infrastructure in the U.K. resulting in a non-recurring benefit during the first quarter of 2015 of $7.3 million, (ii) a $6.2 million decrease in U.K./Ireland associated with the settlement of an operational contingency during the first quarter of 2016 and (iii) an increase in network maintenance costs.

LiLAC Group. The LiLAC Group’s operating expenses (exclusive of share-based compensation expense) increased $5.3 million or 4.1% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase includes an increase of $10.0 million attributable to the impact of the Choice Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Group’s operating expenses increased $6.3 million or 4.9%. This increase includes the following factors:

•
An increase in programming and copyright costs of $5.2 million or 8.9%, primarily associated with (i) increased costs for certain content and (ii) growth in the number of enhanced video subscribers in Chile. A significant portion of Chile’s programming contracts are denominated in U.S. dollars. During the first quarter of 2015, we began applying hedge accounting for certain derivative instruments that are used to mitigate a portion of our foreign currency exchange rate risk with respect to these programming contracts. After giving effect to these hedges, changes in foreign currency exchange rates did not significantly impact the increase in Chile’s programming and copyright costs;

•	An increase in personnel costs of $0.9 million or 6.9%, in part due to annual wage increases;

•	An increase in network-related expenses of $0.8 million or 6.8%, primarily due to increased energy costs in Chile; and

•
An increase in mobile access and interconnect costs of $0.7 million or 5.4%, primarily attributable to the net effect of (i) an increase of $1.6 million due to a nonrecurring adjustment in Chile during the first quarter of 2015 to reflect a February 2015 decision to reduce a tariff retroactive to May 2014 and (ii) lower mobile access costs in Chile.

SG&A Expenses of our Reportable Segments

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$219.3	$221.1	$(1.8)	(0.8)	3.2
The Netherlands	90.2	113.9	(23.7)	(20.8)	(19.6)
Germany	93.8	89.6	4.2	4.7	7.0
Belgium (a)	89.5	52.2	37.3	71.5	36.0
Switzerland/Austria	57.1	65.5	(8.4)	(12.8)	(10.2)
Total Western Europe	549.9	542.3	7.6	1.4	0.5
Central and Eastern Europe	43.8	40.2	3.6	9.0	12.8
Central and other	54.2	47.2	7.0	14.8	17.9
Total European Operations Division	647.9	629.7	18.2	2.9	2.6
Corporate and other	52.5	51.0	1.5	2.9	2.8
Intersegment eliminations	(0.2)	0.3	(0.5)	N.M.	N.M.
Total Liberty Global Group	700.2	681.0	19.2	2.8	2.6
LiLAC Group:
LiLAC Division:
Chile	34.1	39.6	(5.5)	(13.9)	(3.4)
Puerto Rico (b)	12.6	9.9	2.7	27.3	(6.3)
Total LiLAC Division	46.7	49.5	(2.8)	(5.7)	(3.9)
Corporate and other	1.2	1.3	(0.1)	(7.7)	(7.7)
Total LiLAC Group	47.9	50.8	(2.9)	(5.7)	(4.0)
Total SG&A expenses excluding share-based compensation expense	748.1	731.8	16.3	2.2	2.1
Share-based compensation expense	68.3	70.7	(2.4)	(3.4)
Total	$816.4	$802.5	$13.9	1.7
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition SG&A expenses of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the SG&A expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $18.2 million or 2.9% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase includes an increase of $23.6 million attributable to the impact of the BASE Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $16.6 million or 2.6%. This increase includes the following factors:

•
An increase in outsourced labor and professional fees of $9.2 million and 20.4%, primarily due to increased consulting costs including (i) increases associated with scale initiatives in the areas of information technology and finance, primarily in the European Operations Division’s central operations, and (ii) an increase of $3.1 million associated with the integration of BASE with our Belgium operations;

•
An increase in personnel costs of $7.9 million or 3.2%, primarily due to the net effect of (i) increased staffing levels, primarily in the European Operations Division’s central operations, Belgium, U.K./Ireland and Germany that were only partially offset by decreased staffing levels in the Netherlands and Switzerland/Austria, (ii) lower incentive compensation costs in the European Operations Division’s central operations and (iii) annual wage increases;

•
An increase in sales and marketing costs of $5.9 million or 2.6%, primarily due to higher costs associated with advertising campaigns, primarily in Belgium and U.K./Ireland, that were only partially offset by declines in the Netherlands and Switzerland/Austria; and

•	A net decrease resulting from individually insignificant changes in other SG&A categories.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $2.8 million or 5.7% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This decrease includes an increase of $3.3 million attributable to the impact of the Choice Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Division’s SG&A expenses decreased $2.0 million or 3.9%. This decrease is attributable to (i) lower outsourced labor and professional fees and (ii) a net decrease from individually insignificant changes in other SG&A expense categories.

Adjusted OIBDA of our Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total segment Adjusted OIBDA to our loss from continuing operations before income taxes, see note 14 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$744.6	$763.3	$(18.7)	(2.4)	3.3
The Netherlands	367.9	367.9	—	—	2.4
Germany	379.4	364.0	15.4	4.2	6.3
Belgium (a)	269.8	247.0	22.8	9.2	2.2
Switzerland/Austria	258.1	248.8	9.3	3.7	7.8
Total Western Europe	2,019.8	1,991.0	28.8	1.4	4.1
Central and Eastern Europe	110.9	118.1	(7.2)	(6.1)	(2.9)
Central and other	(84.3)	(67.9)	(16.4)	(24.2)	(26.6)
Total European Operations Division	2,046.4	2,041.2	5.2	0.3	3.0
Corporate and other	(52.8)	(52.1)	(0.7)	(1.3)	(1.7)
Total Liberty Global Group	1,993.6	1,989.1	4.5	0.2	3.0
LiLAC Group:
LiLAC Division:
Chile	76.3	76.0	0.3	0.4	12.9
Puerto Rico (b)	46.8	33.5	13.3	39.7	12.2
Total LiLAC Division	123.1	109.5	13.6	12.4	12.7
Corporate and other	(1.2)	(1.3)	0.1	7.7	7.7
Total LiLAC Group	121.9	108.2	13.7	12.7	12.9
Total	$2,115.5	$2,097.3	$18.2	0.9	3.5
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition Adjusted OIBDA of BASE from February 12, 2016 through March 31, 2016.

(b)	The amount presented for the 2015 period excludes the Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended March 31,
	2016	2015
	%
Liberty Global Group:
European Operations Division:
U.K./Ireland	44.2	44.6
The Netherlands	54.9	52.0
Germany	61.5	60.9
Belgium	44.2	49.1
Switzerland/Austria	59.6	56.6
Total Western Europe	50.3	50.3
Central and Eastern Europe	41.7	44.0
Total European Operations Division	47.8	48.3
LiLAC Group:
LiLAC Division:
Chile	38.2	36.4
Puerto Rico	45.0	42.4
Total LiLAC Division	40.5	38.0

In addition to organic changes in the revenue, operating expenses and SG&A expenses of our reportable segments, the Adjusted OIBDA margins presented above include the impact of acquisitions, the most significant of which are the BASE Acquisition and the Choice Acquisition. In this regard, the Adjusted OIBDA margin of Belgium during 2016 was adversely impacted by the inclusion of BASE, while the 2016 Adjusted OIBDA margin of our Puerto Rico operation was positively impacted by the inclusion of Choice. For discussion of the factors contributing to other changes in the Adjusted OIBDA margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, including the impacts of nonrecurring items, see the Discussion and Analysis of our Reportable Segments above.

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Subscription revenue (a):
Video	$1,567.7	$1,605.8	$(38.1)	(2.4)	0.7
Broadband internet	1,280.9	1,232.9	48.0	3.9	7.1
Fixed-line telephony	752.1	796.2	(44.1)	(5.5)	(1.6)
Cable subscription revenue	3,600.7	3,634.9	(34.2)	(0.9)	2.4
Mobile (b)	293.2	251.7	41.5	16.5	(0.4)
Total subscription revenue	3,893.9	3,886.6	7.3	0.2	2.2
B2B revenue (c)	387.8	377.9	9.9	2.6	4.1
Other revenue (b) (d)	306.3	252.4	53.9	21.4	13.7
Total	$4,588.0	$4,516.9	$71.1	1.6	3.0
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $65.0 million and $54.4 million during the three months ended March 31, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $86.8 million and $62.6 million during the three months ended March 31, 2016 and 2015, respectively. On an organic basis, our total B2B revenue, including revenue from SOHO subscribers, increased 9.2% for the three months ended March 31, 2016, as compared to the corresponding prior-year period. A portion of the increase in our SOHO revenue is attributable to the conversion of our residential subscribers to SOHO subscribers.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, channel carriage fee and installation revenue.

Total revenue. Our consolidated revenue increased $71.1 million during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase includes (i) an increase of $131.0 million attributable to the impact of acquisitions and (ii) a decrease of $12.1 million attributable to the U.K. Non-Cable Disposal and other less significant dispositions. Excluding the effects of acquisitions, dispositions and FX, our consolidated revenue increased $135.8 million or 3.0%.

Subscription revenue. The details of the change in our consolidated subscription revenue for the three months ended March 31, 2016, as compared to the corresponding period in 2015, are as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$48.6
ARPU	38.1
Total increase in cable subscription revenue	86.7
Decrease in mobile subscription revenue	(0.9)
Total organic increase in subscription revenue	85.8
Impact of acquisitions	75.9
Impact of a disposal	(1.9)
Impact of FX	(152.5)
Total	$7.3

Excluding the effects of acquisitions, dispositions and FX, our consolidated cable subscription revenue increased $86.7 million or 2.4% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase is attributable to the net effect of (i) an increase from broadband internet services of $87.5 million or 7.1%, attributable to an increase in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) a decrease from fixed-line telephony services of $12.8 million or 1.6%, attributable to the net effect of (a) lower ARPU from fixed-line telephony services and (b) an increase in the average number of fixed-line telephony RGUs, and (iii) an increase from video services of $12.0 million or 0.7%, attributable to the net effect of (1) higher ARPU from video services and (2) a decline in the average number of video RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue decreased $0.9 million or 0.4% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This decrease is primarily due to the net effect of (i) a decline in the U.K., largely associated with the continued growth of the Split-contract Program, and (ii) increases in Belgium, Switzerland, Chile and the Netherlands.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $15.5 million or 4.1% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase is primarily due to increases in the U.K., Belgium and Puerto Rico.

Other revenue. Excluding the effects of acquisitions, dispositions and FX, our consolidated other revenue increased $34.5 million or 13.7% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase is primarily attributable to an increase in mobile handset sales, primarily associated with the continued growth of the Split-contract Program in the U.K.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$1,437.8	$1,478.6	$(40.8)	(2.8)	0.5
Broadband internet	1,173.7	1,139.5	34.2	3.0	6.8
Fixed-line telephony	716.5	754.6	(38.1)	(5.0)	(1.3)
Cable subscription revenue	3,328.0	3,372.7	(44.7)	(1.3)	2.2
Mobile (a)	284.3	243.6	40.7	16.7	(1.1)
Total subscription revenue	3,612.3	3,616.3	(4.0)	(0.1)	2.0
B2B revenue (b)	384.0	376.5	7.5	2.0	3.6
Other revenue	287.8	236.3	51.5	21.8	13.7
Total Liberty Global Group	$4,284.1	$4,229.1	$55.0	1.3	2.8
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $64.1 million and $53.6 million during the three months ended March 31, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $81.2 million and $58.1 million during the three months ended March 31, 2016 and 2015, respectively. On an organic basis, Liberty Global Group’s total B2B revenue, including revenue from SOHO subscribers, increased 9.0% for the three months ended March 31, 2016, as compared to the corresponding prior-year period.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$129.9	$127.2	$2.7	2.1	4.0
Broadband internet	107.2	93.4	13.8	14.8	11.2
Fixed-line telephony	35.6	41.6	(6.0)	(14.4)	(7.8)
Cable subscription revenue	272.7	262.2	10.5	4.0	4.7
Mobile (a)	8.9	8.1	0.8	9.9	23.6
Total subscription revenue	281.6	270.3	11.3	4.2	5.3
B2B revenue (b)	3.8	1.4	2.4	171.4	131.1
Other revenue	18.5	16.1	2.4	14.9	13.0
Total LiLAC Group	$303.9	$287.8	$16.1	5.6	6.3

_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $0.9 million and $0.8 million during the three months ended March 31, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $5.6 million and $4.5 million during the three months ended March 31, 2016 and 2015, respectively. On an organic basis, LiLAC Group’s total B2B revenue, including revenue from SOHO subscribers, increased 26.9% for the three months ended March 31, 2016, as compared to the corresponding prior-year period.

Operating expenses

Our operating expenses increased $36.6 million during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase includes (i) an increase of $74.3 million attributable to the impact of the BASE Acquisition, the Choice Acquisition and other less significant acquisitions and (ii) a decrease of $12.9 million attributable to the U.K. Non-Cable Disposal and other less significant dispositions. Our operating expenses include share-based compensation expense, which remained relatively unchanged during the three months ended March 31, 2016. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, dispositions, FX and share-based compensation expense, our operating expenses increased $48.2 million or 2.9% during the three months ended March 31, 2016, as compared to the corresponding period in 2015, primarily attributable to the net effect of (a) an increase in programming and copyright costs, (b) a decrease in mobile access and interconnect costs, (c) a decrease in outsourced labor and professional fees, (d) an increase in mobile handset costs, (e) a decrease in personnel costs and (f) an increase in network-related expenses. Certain of these changes include decreases in integration-related costs in the Netherlands that aggregate to $11.4 million. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $13.9 million during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This increase includes an increase of $27.0 million attributable to the impact of the BASE Acquisition, the Choice Acquisition and other less significant acquisitions. Our SG&A expenses include share-based compensation expense, which decreased $2.4 million during the three months ended March 31, 2016. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $15.5 million or 2.1% during the three months ended March 31, 2016, as compared to the corresponding period in 2015, primarily due to increases in (i) outsourced labor and professional fees, (ii) personnel costs and (iii) sales and marketing costs. These changes include changes in integration-related costs that net to an increase of $0.7 million, as higher costs in Belgium were largely offset by lower costs in the Netherlands. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to our and our subsidiaries’ employee. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended March 31,
	2016	2015
	in millions
Liberty Global:
Performance-based incentive awards (a)	$41.1	$42.1
Other share-based incentive awards	25.4	25.4
Total Liberty Global	66.5	67.5
Telenet share-based incentive awards	1.0	3.2
Other	1.5	0.7
Total	$69.0	$71.4
Included in:
Operating expense:
Liberty Global Group	$0.5	$0.7
LiLAC Group	0.2	—
Total operating expense	0.7	0.7
SG&A expense:
Liberty Global Group	66.7	71.8
LiLAC Group	1.6	(1.1)
Total SG&A expense	68.3	70.7
Total	$69.0	$71.4
_______________

(a)	Includes share-based compensation expense related to (i) Liberty Global PSUs, including the 2016 PSUs, (ii) the Challenge Performance Awards and (iii) the PGUs.

For additional information regarding our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended March 31,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$1,383.2	$1,399.2	$(16.0)	(1.1)
LiLAC Group	52.3	52.2	0.1	0.2
Total	$1,435.5	$1,451.4	$(15.9)	(1.1)

Excluding the effects of FX, depreciation and amortization expense increased $38.8 million or 2.7% during the three months ended March 31, 2016, as compared to the corresponding period in 2015. This net increase is primarily due to (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated, primarily in the Netherlands, U.K./Ireland and, to a lesser extent, Switzerland/Austria and Germany.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2016	2015
	in millions

Liberty Global Group	$18.7	$11.9
LiLAC Group	5.7	5.1
Total	$24.4	$17.0

The total for the 2016 period includes (i) restructuring charges of $17.8 million, including $15.7 million of employee severance and termination costs related to certain reorganization activities, primarily in the European Operations Division’s central operations, U.K./Ireland and the Netherlands, and (ii) direct acquisition costs of $14.1 million, primarily related to our pending acquisition of CWC, the pending creation of the Dutch JV and the BASE Acquisition.

We expect to record significant restructuring charges during the remainder of 2016, due largely to our ongoing company-wide effort to optimize our operating model. In addition, we expect to undertake restructuring programs in certain of our operating segments, including programs to be undertaken in connection with the integration of acquired entities.

The total for the 2015 period includes (i) gains from the disposition of assets of $17.5 million, primarily in U.K./Ireland, (ii) restructuring charges of $15.6 million, including $13.4 million of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland/Austria, Puerto Rico and the Netherlands, and (iii) impairment charges of $13.8 million, primarily in U.K./Ireland, the Netherlands and Switzerland/Austria.

For information regarding our pending acquisition of CWC, the pending creation of the Dutch JV and the BASE Acquisition, see note 3 to our condensed consolidated financial statements.

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

Interest expense

The details of our interest expense are as follows:

	Three months ended March 31,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$565.2	$577.6	$(12.4)	(2.1)
LiLAC Group	54.1	38.5	15.6	40.5
Inter-group eliminations	—	(0.2)	0.2	N.M.
Total	$619.3	$615.9	$3.4	0.6
_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense increased $22.4 million or 3.6%. This increase is primarily attributable to the net effect of (i) a higher average outstanding debt balance, largely due to debt incurred in connection with the BASE Acquisition, and (ii) a lower weighted average interest rate related to the completion of certain financing transactions that resulted in extended maturities and decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2016	2015
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(635.4)	$662.3
LiLAC Group	(137.6)	78.2
Total cross-currency and interest rate derivative contracts (a)	(773.0)	740.5
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	205.4	(105.4)
Sumitomo Collar	68.7	(10.1)
Lionsgate Forward	18.7	—
Other	0.4	0.6
Total equity-related derivative instruments (b)	293.2	(114.9)
Foreign currency forward contracts:
Liberty Global Group	(21.7)	(9.3)
LiLAC Group	(7.1)	1.2
Total foreign currency forward contracts	(28.8)	(8.1)
Other – Liberty Global Group	(0.1)	1.0

Total Liberty Global Group	(364.0)	539.1
Total LiLAC Group	(144.7)	79.4
Total	$(508.7)	$618.5
_______________

(a)
The loss during the 2016 period is primarily attributable to the net effect of (i) losses associated with increases in the values of the euro, Chilean peso and Swiss franc relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the euro and British pound sterling markets, (iii) gains associated with decreases in market interest rates in the U.S. dollar market and (iv) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar. In addition, the loss during the 2016 period includes a net gain of $21.4 million resulting from changes in our credit risk valuation adjustments. The gain during the 2015 period is primarily attributable to the net effect of (a) gains associated with decreases in the values of the euro, British pound sterling and Chilean peso relative to the U.S. dollar, (b) losses associated with increases in the values of the Swiss franc and Polish zloty relative to the euro, (c) gains associated with increases in market interest rates in the U.S. dollar market and (d) losses associated with decreases in market interest rates in the euro, Swiss franc and British pound sterling markets. In addition, the gain during the 2015 period includes a net loss of $16.9 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 5 to our condensed consolidated financial statements.

For additional information concerning our derivative instruments, see notes 4 and 5 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosure about Market Risk below.

Foreign currency transaction gain (losses), net

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

	Three months ended March 31,
	2016	2015
	in millions

Liberty Global Group:
U.S. dollar denominated debt issued by euro functional currency entities	$286.9	$(800.1)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	200.1	(118.4)
U.S. dollar denominated debt issued by a British pound sterling functional currency entity	(127.1)	(157.6)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(57.9)	53.0
Yen denominated debt issued by a U.S. dollar functional currency entity	(54.1)	0.6
Euro denominated debt issued by a British pound sterling functional currency entity	(35.1)	17.9
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	35.4	31.6
Other	3.2	(20.2)
Total Liberty Global Group	251.4	(993.2)
LiLAC Group:
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	86.5	(41.1)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (b)	(1.0)	0.6
Other	2.1	(1.9)
Total LiLAC Group	87.6	(42.4)
Total	$339.0	$(1,035.6)
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

	Three months ended March 31,
	2016	2015
	in millions

ITV	$(240.5)	$104.2
Lionsgate	(52.7)	—
Sumitomo	(17.3)	16.1
Other, net	42.3	31.1
Total	$(268.2)	$151.4

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $4.3 million and $274.5 million during the three months ended March 31, 2016 and 2015, respectively, with each amount attributed to the Liberty Global Group. The loss during the 2016 period is attributable to (i) the payment of $3.4 million of redemption premium and (ii) the write-off of $0.9 million of deferred financing costs. The loss during the 2015 period is attributable to (a) the payment of $219.8 million of redemption premium, (b) the write-off of $47.1 million of deferred financing costs and (c) the write-off of $7.6 million of unamortized discount.

For additional information concerning our losses on debt modification and extinguishment, net, see note 7 to our condensed consolidated financial statements.

Other income (expense), net

We recognized other income (expense), net, of $53.3 million and ($1.0 million) during the three months ended March 31, 2016 and 2015, respectively. The amount for the 2016 period includes income of $69.8 million, representing our share of the settlement of certain litigation between Vivendi and Liberty Media, as further described in note 13 to our condensed consolidated financial statements.

Income tax benefit

The details of our income tax benefit are as follows:

	Three months ended March 31,
	2016	2015
	in millions

Liberty Global Group	$36.9	$93.8
LiLAC Group	12.0	(15.9)
Total	$48.9	$77.9

The income tax benefit during the three months ended March 31, 2016 differs from the expected income tax benefit of $84.3 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of an increase in valuation allowances. The net negative impact of this item was partially offset by the net positive impact of (i) the tax effect of intercompany financing and (ii) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

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

Net loss

The details of our net loss are as follows:

	Three months ended March 31,
	2016	2015
	in millions

Liberty Global Group	$(333.8)	$(556.1)
LiLAC Group	(38.9)	34.4
Total	$(372.7)	$(521.7)

During the three months ended March 31, 2016 and 2015, we reported net losses of $372.7 million and $521.7 million, respectively, including (i) operating income of $586.6 million and $557.5 million, respectively, (ii) net non-operating expense of $1,008.2 million and $1,157.1 million, respectively, and (iii) income tax benefit of $48.9 million and $77.9 million, respectively.

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

Net loss (earnings) attributable to noncontrolling interests

The details of our net loss (earnings) attributable to noncontrolling interests are as follows:

	Three months ended March 31,
	2016	2015	Change
	in millions

Liberty Global Group	$3.2	$(14.0)	$17.2
LiLAC Group	0.4	(1.8)	2.2
Total	$3.6	$(15.8)	$19.4
The change in net loss (earnings) attributable to noncontrolling interests during the three months ended March 31, 2016, as compared to the corresponding period in 2015, is primarily attributable to the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our seven subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Ziggo Group Holding, Unitymedia, UPC Holding, Telenet, VTR Finance and Liberty Puerto Rico. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2016. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2016 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$3.8
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	146.3
LiLAC Group (d)	80.8
Total Liberty Global and unrestricted subsidiaries	230.9
Borrowing groups (e):
Virgin Media (c)	270.6
Telenet	239.0
VTR Finance	130.5
Liberty Puerto Rico	84.3
UPC Holding	18.8
Ziggo Group Holding	3.6
Unitymedia	2.8
Total borrowing groups	749.6
Total cash and cash equivalents	$980.5

Liberty Global Group	$684.9
LiLAC Group	295.6
Total cash and cash equivalents	$980.5
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis, which is attributed to the Liberty Global Group.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

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

Liquidity of Liberty Global and its unrestricted subsidiaries

The $3.8 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $227.1 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at March 31, 2016. Our remaining cash and cash equivalents of $749.6 million at March 31, 2016 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2016, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at March 31, 2016, all outstanding principal due in 2021).

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

At March 31, 2016, our consolidated cash and cash equivalents balance includes $722.5 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowings under the loan agreements associated with the Sumitomo Collar (the Sumitomo Collar Loan) and (iii) principal payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Collar Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $2,737.2 million at March 31, 2016 and no stated maturity). For information regarding the liquidity impacts of our pending acquisition of CWC and the pending creation of the Dutch JV, see note 3 to our condensed consolidated financial statements. For information regarding our commitments and contingencies, see note 13 to our condensed consolidated financial statements.

During the three months ended March 31, 2016, we purchased a total of 7,641,137 Class C Liberty Global Shares at a weighted average price of $37.49 per share, for an aggregate purchase price of $286.4 million, including direct acquisition costs and the effects of derivative instruments. At March 31, 2016, the remaining amount authorized for share repurchases was $3,715.1 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2016, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ contingencies, see note 13 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our March 31, 2016 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2016 was 5.4x. In addition, the ratio of our March 31, 2016 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2016 was 5.3x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of Ziggo Group Holding were to decline, we could be required to partially repay or limit our borrowings under the Ziggo Credit Facilities in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2016, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2016, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $49.4 billion, including $3,239.1 million that is classified as current in our condensed consolidated balance sheet and $43.6 billion that is not due until 2021 or thereafter. For additional information concerning our current debt maturities, see note 7 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at March 31, 2016, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2016.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three months ended
	March 31,
	2016	2015	Change
	in millions

Net cash provided by operating activities	$1,088.9	$1,373.9	$(285.0)
Net cash used by investing activities	(1,927.5)	(775.0)	(1,152.5)
Net cash provided (used) by financing activities	782.8	(1,110.6)	1,893.4
Effect of exchange rate changes on cash	54.2	(16.4)	70.6
Net decrease in cash and cash equivalents	$(1.6)	$(528.1)	$526.5

Operating Activities. Our net cash flows from operating activities are as follows:

	Three months ended
	March 31,
	2016	2015	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$1,019.0	$1,353.9	$(334.9)
LiLAC Group	69.9	20.0	49.9
Total	$1,088.9	$1,373.9	$(285.0)

The decrease in total net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in the cash provided by our Adjusted OIBDA and related working capital items, (ii) an increase in cash provided due to higher cash receipts related to derivative instruments and (iii) a decrease in cash provided due to higher cash payments for interest.

Investing Activities. Our net cash flows from investing activities are as follows:

	Three months ended
	March 31,
	2016	2015	Change
	in millions

Net cash used by investing activities:
Liberty Global Group	$(1,879.3)	$(725.1)	$(1,154.2)
LiLAC Group	(55.5)	(48.3)	(7.2)
Inter-group eliminations	7.3	(1.6)	8.9
Total	$(1,927.5)	$(775.0)	$(1,152.5)

The increase in total net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,337.9 million associated with higher cash paid in connection with acquisitions, (ii) a decrease in cash used of $96.4 million associated with lower cash paid related to investments in and loans to affiliates and others and (iii) a decrease in cash used of $69.8 million as a result of cash proceeds received in connection with the Vivendi settlement, as further described in note 13 to our condensed consolidated financial statements. Additionally, capital expenditures decreased from $661.2 million during the first three months of 2015 to $637.1 million during the first three months of 2016 due to the net effect of (a) a decrease due to FX and (b) a net increase in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing.

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

	Three months ended March 31,
	2016			2015
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$925.5	$71.5	$997.0	$868.8	$56.1	$924.9
Assets acquired under capital-related vendor financing arrangements	(438.9)	—	(438.9)	(295.0)	—	(295.0)
Assets acquired under capital leases	(27.9)	—	(27.9)	(62.0)	—	(62.0)
Changes in current liabilities related to capital expenditures	128.4	(21.5)	106.9	99.6	(6.3)	93.3
Capital expenditures	$587.1	$50.0	$637.1	$611.4	$49.8	$661.2

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Operations Division, which accounted for $921.4 million and $829.7 million of Liberty Global Group’s property and equipment additions during the three months ended March 31, 2016 and 2015, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) an increase in expenditures for the purchase and installation of customer premises equipment, (ii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iii) a decrease due to FX, (iv) an increase in expenditures for new build and upgrade projects and (v) an increase due to the impact of the BASE Acquisition.

Property and equipment additions attributable to the LiLAC Group increased during the three months ended March 31, 2016, as compared to the corresponding period in 2015, primarily due to the net effect of (i) an increase in expenditures for new build and upgrade projects, (ii) a decrease due to FX, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase in expenditures for the purchase and installation of customer premises equipment and (v) an increase due to the impact of the Choice Acquisition. During the first three months of 2016, approximately 60% of VTR’s purchases of property and equipment were denominated in U.S. dollars.
Financing Activities. Our net cash flows from financing activities are as follows:

	Three months ended
	March 31,
	2016	2015	Change
	in millions

Net cash provided (used) by financing activities:
Liberty Global Group	$790.3	$(1,115.1)	$1,905.4
LiLAC Group	(0.2)	2.9	(3.1)
Inter-group eliminations	(7.3)	1.6	(8.9)
Total	$782.8	$(1,110.6)	$1,893.4

The change in total net cash provided (used) by our financing activities is primarily attributable to an increase in cash of (i) $896.2 million related to higher net borrowings of debt, (ii) $454.5 million due to lower payments related to derivative instruments, (iii) $242.2 million due to lower payments for financing costs and debt premiums, (iv) $234.3 million due to lower repurchases of Liberty Global ordinary shares, (v) $55.9 million due to changes in cash collateral and (vi) $25.1 million associated with call option contracts on Liberty Global ordinary shares.

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

The following table provides the details of our free cash flow:

	Three months ended March 31,
	2016			2015
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities	$1,019.0	$69.9	$1,088.9	$1,353.9	$20.0	$1,373.9
Excess tax benefits from share-based compensation (a)	1.8	—	1.8	16.8	3.2	20.0
Cash payments for direct acquisition and disposition costs	8.1	0.1	8.2	6.6	1.0	7.6
Expenses financed by an intermediary (b)	153.5	—	153.5	9.1	—	9.1
Capital expenditures	(587.1)	(50.0)	(637.1)	(611.4)	(49.8)	(661.2)
Principal payments on amounts financed by vendors and intermediaries	(672.9)	—	(672.9)	(381.7)	—	(381.7)
Principal payments on certain capital leases	(27.3)	(0.1)	(27.4)	(37.6)	(0.1)	(37.7)
Free cash flow	$(104.9)	$19.9	$(85.0)	$355.7	$(25.7)	$330.0
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2016:

	Payments due during:							Total
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter
	in millions

Debt (excluding interest)	$2,926.1	$696.6	$1,259.9	$365.8	$122.5	$7,250.2	$35,456.3	$48,077.4
Capital leases (excluding interest)	128.5	118.4	96.7	80.6	78.1	80.9	781.0	1,364.2
Programming commitments	820.7	971.5	780.6	299.3	11.3	7.1	0.8	2,891.3
Network and connectivity commitments	712.8	258.3	139.7	98.1	63.1	54.6	908.8	2,235.4
Purchase commitments	1,010.3	237.7	124.0	53.9	44.6	15.1	62.3	1,547.9
Operating leases	128.7	139.5	117.1	90.4	68.9	56.1	242.7	843.4
Other commitments	91.8	50.0	32.4	26.9	13.3	14.4	8.5	237.3
Total (a)	$5,818.9	$2,472.0	$2,550.4	$1,015.0	$401.8	$7,478.4	$37,460.4	$57,196.9
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$1,497.4	$2,125.3	$2,105.0	$2,095.4	$2,086.4	$1,917.7	$4,719.6	$16,546.8
LiLAC Group	86.4	147.3	147.3	147.1	145.7	145.1	285.4	1,104.3
Total	$1,583.8	$2,272.6	$2,252.3	$2,242.5	$2,232.1	$2,062.8	$5,005.0	$17,651.1
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2016 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($432.3 million at March 31, 2016) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2016. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements. For information concerning our commitments, see note 13 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivatives below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2016 and 2015, see note 4 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2015 Annual Report on Form 10-K. The following discussion updates selected numerical information to March 31, 2016.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2016, $632.0 million or 64.5%, $209.2 million or 21.3% and $118.3 million or 12.1% of our consolidated cash balances were denominated in euros, U.S. dollars and Chilean pesos, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei and the Chilean peso and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	March 31, 2016	December 31, 2015
Spot rates:
Euro	0.8787	0.9203
British pound sterling	0.6947	0.6787
Swiss franc	0.9589	0.9997
Hungarian forint	275.76	290.85
Polish zloty	3.7304	3.9286
Czech koruna	23.767	24.867
Romanian lei	3.9264	4.1604
Chilean peso	667.75	708.60

	Three months ended
	March 31,
	2016	2015
Average rates:
Euro	0.9066	0.8883
British pound sterling	0.6984	0.6602
Swiss franc	0.9935	0.9536
Hungarian forint	282.95	274.21
Polish zloty	3.9570	3.7232
Czech koruna	24.515	24.536
Romanian lei	4.0748	3.9552
Chilean peso	701.61	624.55

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2016, we effectively paid a fixed interest rate on 95% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £474 million ($682 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £89 million ($128 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency derivative contracts by approximately £36 million ($52 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint and Czech koruna relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €454 million ($517 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €278 million ($316 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €120 million ($137 million); and

(iv)
an instantaneous increase in the relevant base rate of 50 basis points (0.50%) would have increased the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €71 million ($81 million) and, conversely, a decrease of 50 basis points would have decreased the aggregate fair value by approximately €76 million ($86 million).

Ziggo Group Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Ziggo Group Holding cross-currency and interest rate derivative contracts by approximately €270 million ($307 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Ziggo Group Holding cross-currency and interest rate derivative contracts by approximately €147 million ($167 million).

Unitymedia Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2016, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency derivative contracts by approximately €246 million ($280 million).

Telenet Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2016, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €91 million ($104 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2016, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 108.9 billion ($163 million).

ITV Collar

Holding all other factors constant, at March 31, 2016, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £93 million ($134 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2016, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥5.0 billion ($44 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows of our continuing operations associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2016. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 4 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$22.3	$110.5	$81.1	$89.0	$76.7	$88.2	$114.2	$582.0
Principal-related (b)	23.4	184.6	(18.1)	(58.8)	(14.4)	(119.1)	(1,083.5)	(1,085.9)
Other (c)	(196.4)	(116.6)	(159.7)	(49.4)	(9.4)	—	(9.4)	(540.9)
Total Liberty Global Group	(150.7)	178.5	(96.7)	(19.2)	52.9	(30.9)	(978.7)	(1,044.8)
LiLAC Group:
Interest-related (a)	(2.8)	6.3	6.2	4.5	4.0	3.9	(0.7)	21.4
Principal-related (b)	—	—	—	—	—	—	24.8	24.8
Other (c)	0.2	0.5	—	—	—	—	—	0.7
Total LiLAC Group	(2.6)	6.8	6.2	4.5	4.0	3.9	24.1	46.9
Total	$(153.3)	$185.3	$(90.5)	$(14.7)	$56.9	$(27.0)	$(954.6)	$(997.9)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2016. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2016, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2016 through January 31, 2016:
Class C Liberty Global Shares	2,575,702	$39.02	2,575,702	(b)
February 1, 2016 through February 29, 2016:
Class C Liberty Global Shares	2,577,539	$37.04	2,577,539	(b)
March 1, 2016 through March 31, 2016:
Class C Liberty Global Shares	2,487,896	$36.36	2,487,896	(b)
Total — January 1, 2016 through March 31, 2016:
Class C Liberty Global Shares	7,641,137	$37.49	7,641,137	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At March 31, 2016, the remaining amount authorized for share repurchases was $3,715.1 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Additional Facility G Accession Agreement, dated March 31, 2016, among Virgin Media Investment Holdings Limited as Borrower, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility G Lenders, under the VM Credit Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2016 (File No. 001-35961) (the April 2016 8-K)).

4.2
Additional Facility H Accession Agreement, dated March 31, 2016, among Virgin Media Investment Holdings Limited as Borrower, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility H Lenders, under the VM Credit Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2016 8-K).

4.3
Senior Secured Credit Facility Agreement originally dated January 16, 2004, as amended and restated on February 9, 2016, among UPC Broadband Holding B.V. and UPC Financing B.V. as Borrowers, The Bank of Nova Scotia as Facility Agent, the Guarantors listed therein, the Security Agent and the bank and financial institutions acceding thereto from time to time (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2016 (File No. 001-35961)).

10 — Material Contracts:

10.1
Form of Contribution and Transfer Agreement, by and among, Liberty Global Europe Holding B.V., Liberty Global plc, Vodafone International Holdings B.V., Vodafone Group Plc and Lynx Global Europe II B.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2016 (File No. 001-35961)).

10.2
Liberty Global 2016 Performance Incentive Plan for executive officers under the Liberty Global Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015 (the Incentive Plan) (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 9, 2016 (File No. 001-35961)).

10.3
Liberty Global 2015 Annual Cash Performance Award Program for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 14, 2016 (File No. 001-35961)).

10.4	Form of Performance Share Units Agreement under the Incentive Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

99.1	Unaudited Attributed Financial Information*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	May 9, 2016	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 9, 2016	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	May 9, 2016	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Additional Facility G Accession Agreement, dated March 31, 2016, among Virgin Media Investment Holdings Limited as Borrower, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility G Lenders, under the VM Credit Facility Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 6, 2016 (File No. 001-35961) (the April 2016 8-K)).

4.2
Additional Facility H Accession Agreement, dated March 31, 2016, among Virgin Media Investment Holdings Limited as Borrower, The Bank of Nova Scotia as Facility Agent and the financial institutions listed therein as Additional Facility H Lenders, under the VM Credit Facility Agreement (incorporated by reference to Exhibit 4.2 to the April 2016 8-K).

4.3
Senior Secured Credit Facility Agreement originally dated January 16, 2004, as amended and restated on February 9, 2016, among UPC Broadband Holding B.V. and UPC Financing B.V. as Borrowers, The Bank of Nova Scotia as Facility Agent, the Guarantors listed therein, the Security Agent and the bank and financial institutions acceding thereto from time to time (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2016 (File No. 001-35961)).

10 — Material Contracts:

10.1
Form of Contribution and Transfer Agreement, by and among, Liberty Global Europe Holding B.V., Liberty Global plc, Vodafone International Holdings B.V., Vodafone Group Plc and Lynx Global Europe II B.V. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2016 (File No. 001-35961)).

10.2
Liberty Global 2016 Performance Incentive Plan for executive officers under the Liberty Global Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015 (the Incentive Plan) (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 9, 2016 (File No. 001-35961)).

10.3
Liberty Global 2015 Annual Cash Performance Award Program for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 14, 2016 (File No. 001-35961)).

10.4	Form of Performance Share Units Agreement under the Incentive Plan.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)*

31.3	Certification of Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)*

32 — Section 1350 Certification**

99.1	Unaudited Attributed Financial Information*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith