Form 10-Q
period 2016-06-30
Liberty Global plc
filed 2016-08-04
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of July 29, 2016 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	264,369,238	10,805,850	644,760,940
LiLAC ordinary shares	51,008,927	1,888,323	121,161,693

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2016	December 31, 2015
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,286.3	$982.1
Trade receivables, net	1,844.3	1,467.7
Derivative instruments (note 4)	381.3	421.9
Prepaid expenses	312.8	144.2
Other current assets	656.0	341.5
Total current assets	4,480.7	3,357.4
Investments (including $1,961.7 million and $2,591.8 million, respectively, measured at fair value) (note 5)	2,165.3	2,839.6
Property and equipment, net (note 6)	24,705.0	21,684.0
Goodwill (note 6)	32,462.0	27,020.4
Intangible assets subject to amortization, net (note 6)	7,975.0	7,092.5
Other assets, net (note 4)	6,765.6	5,565.1
Total assets	$78,553.6	$67,559.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2016	December 31, 2015
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,370.0	$1,050.1
Deferred revenue and advance payments from subscribers and others	1,511.6	1,393.5
Current portion of debt and capital lease obligations (notes 5 and 7)	2,143.3	2,537.9
Accrued interest	820.0	832.8
Derivative instruments (note 4)	588.2	346.3
Accrued income taxes	502.0	483.5
Accrued capital expenditures	496.5	441.8
Other accrued and current liabilities (note 11)	2,452.1	2,072.0
Total current liabilities	9,883.7	9,157.9
Long-term debt and capital lease obligations (notes 5 and 7)	49,500.7	44,211.2
Other long-term liabilities (notes 4 and 11)	5,154.3	4,015.6
Total liabilities	64,538.7	57,384.7
Commitments and contingencies (notes 3, 4, 7, 8, 13 and 15)
Equity (note 9):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 272,572,110 and 252,766,455 shares, respectively	2.7	2.5
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 10,805,850 and 10,472,517 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 646,703,723 and 584,044,394 shares, respectively	6.5	5.9
LiLAC Shares — Class A, $0.01 nominal value. Issued and outstanding 16,310,279 and 12,630,580 shares, respectively	0.2	0.1
LiLAC Shares — Class B, $0.01 nominal value. Issued and outstanding 540,089 and 523,423 shares, respectively	—	—
LiLAC Shares — Class C, $0.01 nominal value. Issued and outstanding 39,748,448 and 30,772,874 shares, respectively	0.4	0.3
Additional paid-in capital	18,582.8	14,908.1
Accumulated deficit	(5,427.8)	(5,160.1)
Accumulated other comprehensive earnings (loss), net of taxes	(102.9)	895.9
Treasury shares, at cost	(0.3)	(0.4)
Total Liberty Global shareholders	13,061.7	10,652.4
Noncontrolling interests	953.2	(478.1)
Total equity	14,014.9	10,174.3
Total liabilities and equity	$78,553.6	$67,559.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	in millions, except per share amounts

Revenue (note 14)	$5,074.1	$4,566.5	$9,662.1	$9,083.4
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,929.5	1,675.3	3,654.6	3,372.5
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	913.5	762.8	1,729.9	1,556.6
Depreciation and amortization	1,553.0	1,477.8	2,988.5	2,929.2
Impairment, restructuring and other operating items, net (notes 3 and 11)	190.3	25.7	214.7	42.7
	4,586.3	3,941.6	8,587.7	7,901.0
Operating income	487.8	624.9	1,074.4	1,182.4
Non-operating income (expense):
Interest expense	(657.1)	(600.8)	(1,276.4)	(1,216.7)
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	1,052.0	(679.7)	543.3	(61.2)
Foreign currency transaction gains (losses), net	(298.1)	340.4	40.9	(695.2)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5 and 7)	(376.4)	110.8	(644.6)	262.2
Losses on debt modification and extinguishment, net (note 7)	(19.6)	(73.8)	(23.9)	(348.3)
Other income (expense), net (note 13)	(23.5)	(1.7)	29.8	(2.7)
	(322.7)	(904.8)	(1,330.9)	(2,061.9)
Earnings (loss) before income taxes	165.1	(279.9)	(256.5)	(879.5)
Income tax expense (note 8)	(56.0)	(130.0)	(7.1)	(52.1)
Net earnings (loss)	109.1	(409.9)	(263.6)	(931.6)
Net earnings attributable to noncontrolling interests	(7.7)	(54.8)	(4.1)	(70.6)
Net earnings (loss) attributable to Liberty Global shareholders	$101.4	$(464.7)	$(267.7)	$(1,002.2)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (notes 1 and 12):
Liberty Global Shares	$0.23		$(0.15)
LiLAC Shares	$(2.04)		$(3.00)
Old Liberty Global Shares		$(0.53)		$(1.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	in millions

Net earnings (loss)	$109.1	$(409.9)	$(263.6)	$(931.6)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(1,010.8)	929.7	(994.2)	238.6
Reclassification adjustments included in net earnings (loss)	0.1	0.9	(0.6)	1.0
Other	(1.7)	0.5	(4.6)	(1.0)
Other comprehensive earnings (loss)	(1,012.4)	931.1	(999.4)	238.6
Comprehensive earnings (loss)	(903.3)	521.2	(1,263.0)	(693.0)
Comprehensive earnings attributable to noncontrolling interests	(7.1)	(54.8)	(3.5)	(70.7)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(910.4)	$466.4	$(1,266.5)	$(763.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2016	$8.5	$0.4	$14,908.1	$(5,160.1)	$895.9	$(0.4)	$10,652.4	$(478.1)	$10,174.3
Net loss	—	—	—	(267.7)	—	—	(267.7)	4.1	(263.6)
Other comprehensive loss, net of taxes	—	—	—	—	(998.8)	—	(998.8)	(0.6)	(999.4)
Impact of the CWC Acquisition (note 3)	1.1	0.1	4,488.9	—	—	—	4,490.1	1,451.8	5,941.9
Repurchase and cancellation of Liberty Global ordinary shares (note 9)	(0.2)	—	(973.2)	—	—	—	(973.4)	—	(973.4)
Share-based compensation (note 10)	—	—	130.0	—	—	—	130.0	—	130.0
Liberty Global call option contracts	—	—	119.1	—	—	—	119.1	—	119.1
Adjustments due to changes in subsidiaries’ equity and other, net	(0.1)	0.1	(90.1)	—	—	0.1	(90.0)	(24.0)	(114.0)
Balance at June 30, 2016	$9.3	$0.6	$18,582.8	$(5,427.8)	$(102.9)	$(0.3)	$13,061.7	$953.2	$14,014.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2016	2015
	in millions
Cash flows from operating activities:
Net loss	$(263.6)	$(931.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	143.6	128.0
Depreciation and amortization	2,988.5	2,929.2
Impairment, restructuring and other operating items, net	214.7	42.7
Amortization of deferred financing costs and non-cash interest accretion	39.1	34.2
Realized and unrealized losses (gains) on derivative instruments, net	(543.3)	61.2
Foreign currency transaction losses (gains), net	(40.9)	695.2
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, including impact of dividends	644.6	(261.1)
Losses on debt modification and extinguishment, net	23.9	348.3
Deferred income tax benefit	(196.4)	(142.7)
Excess tax benefit from share-based compensation	(3.2)	(17.9)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(340.4)	(199.7)
Net cash provided by operating activities	2,666.6	2,685.8
Cash flows from investing activities:
Cash paid in connection with acquisitions, net of cash acquired	(1,325.8)	(279.3)
Capital expenditures	(1,276.1)	(1,262.4)
Investments in and loans to affiliates and others	(44.6)	(161.4)
Other investing activities, net	78.5	11.0
Net cash used by investing activities	$(2,568.0)	$(1,692.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2016	2015
	in millions
Cash flows from financing activities:
Borrowings of debt	$6,174.5	$11,192.3
Repayments and repurchases of debt and capital lease obligations	(5,189.0)	(10,717.8)
Repurchase of Liberty Global ordinary shares	(717.5)	(908.1)
Change in cash collateral	117.7	61.8
Payment of financing costs and debt premiums	(89.4)	(356.5)
Net cash paid related to derivative instruments	(43.3)	(303.3)
Net cash received (paid) associated with call option contracts on Liberty Global ordinary shares	9.2	(121.2)
Purchase of additional shares of subsidiaries	—	(142.2)
Other financing activities, net	(94.2)	(37.5)
Net cash provided (used) by financing activities	168.0	(1,332.5)

Effect of exchange rate changes on cash	37.6	(0.2)

Net increase (decrease) in cash and cash equivalents	304.2	(339.0)
Cash and cash equivalents:
Beginning of period	982.1	1,158.5
End of period	$1,286.3	$819.5

Cash paid for interest	$1,276.8	$1,138.2
Net cash paid for taxes	$246.7	$167.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2016
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to consumers and businesses, with consolidated operations at June 30, 2016 in more than 30 countries.

In Europe, we provide consumer and business-to-business (B2B) services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), (ii) the Netherlands through Ziggo Group Holding B.V. (Ziggo Group Holding), (iii) Germany through Unitymedia GmbH (Unitymedia), (iv) Belgium through Telenet Group Holding N.V. (Telenet), a 57.4%-owned subsidiary, and (v) seven other European countries through UPC Holding B.V. (UPC Holding). Virgin Media, Ziggo Group Holding, Unitymedia and UPC Holding are each wholly-owned subsidiaries of Liberty Global. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.”

In addition, we provide consumer and B2B services in (i) 18 countries, predominantly in Latin America and the Caribbean, through our wholly-owned subsidiary Cable & Wireless Communications Limited (formerly known as Cable & Wireless Communications Plc) (CWC), (ii) Chile through our wholly-owned subsidiary VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. CWC also provides (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. CWC owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (CWC Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (CWC BTC) (a 49.0%-owned entity that owns all of our operations in the Bahamas), Cable & Wireless Jamaica Limited (CWC Jamaica) (an 82.0%-owned entity that owns the majority of our operations in Jamaica) and Cable & Wireless (Barbados) Limited (an 81.1%-owned entity that owns the majority of our operations in Barbados). The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

On July 1, 2015, we completed the approved steps of the “LiLAC Transaction” whereby we (i) reclassified our then outstanding Class A, Class B and Class C Liberty Global ordinary shares into corresponding classes of new Liberty Global ordinary shares (collectively, the Liberty Global Shares) and (ii) capitalized a portion of our share premium account and distributed as a dividend (or a “bonus issue” under U.K. law) our LiLAC Class A, Class B and Class C ordinary shares (collectively, the LiLAC Shares). In these notes, the term “Old Liberty Global Shares” refers to our previously-outstanding Class A, Class B and Class C Liberty Global ordinary shares. The impact of the LiLAC Transaction on our capitalization and earnings or loss per share (EPS) presentation has been reflected in these condensed consolidated financial statements prospectively from July 1, 2015. Accordingly, (a) our net earnings (loss) attributed to Liberty Global Shares and LiLAC Shares relates to the three and six months ended June 30, 2016 and (b) our net loss attributed to Old Liberty Global Shares relates to the three and six months ended June 30, 2015.

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

The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) LGE Coral Holdco Limited (LGE Coral) and its subsidiaries, which include CWC, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (iii) Lila Chile Holding B.V., which is the parent entity of VTR Finance, (iv) LiLAC Holdings Inc. (LiLAC Holdings) and its subsidiaries, which include Liberty Puerto Rico, and (v) prior to July 1, 2015, the costs

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

associated with certain corporate employees of Liberty Global that are exclusively focused on the management of the LiLAC Group (the LiLAC Corporate Costs). Effective July 1, 2015, these corporate employees were transferred to LiLAC Holdings. The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Ziggo Group Holding, Unitymedia, Telenet, UPC Holding, our corporate entities (excluding the LiLAC Corporate Costs) and certain other less significant entities.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2016.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of deferred financing costs from other long-term assets to long-term debt and capital lease obligations and the reclassification of certain costs between operating and SG&A expenses. For additional information regarding the change in the classification of deferred financing costs, see note 2.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. For public entities, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 on January 1, 2016 and, accordingly, deferred financing costs are presented as a reduction of debt in our June 30, 2016 and December 31, 2015 condensed consolidated balance sheets. Prior to the adoption of ASU 2015-03, we presented deferred financing costs in other assets, net.

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
June 30, 2016
(unaudited)

effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing lease assets and lease liabilities on the balance sheet with additional disclosures about leasing arrangements. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach also includes a number of optional practical expedients an entity may elect to apply. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (ASU 2016-13), which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

(3)   Acquisition and Joint Venture Transactions

Pending Joint Venture Transaction
On February 15, 2016, we and Liberty Global Europe Holding B.V., our wholly-owned subsidiary, entered into a Contribution and Transfer Agreement (the Contribution Agreement) with Vodafone Group plc (Vodafone) and one of its wholly-owned subsidiaries. Pursuant to the Contribution Agreement, our company and Vodafone agreed to form a 50:50 joint venture (the Dutch JV), which will combine Ziggo Group Holding and our Sport1 premium sports channel with Vodafone’s mobile businesses in the Netherlands (Vodafone NL) to create a national unified communications provider in the Netherlands with complementary strengths across video, broadband, mobile and B2B services.
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
The parties expect to raise additional debt financing at the Dutch JV to increase the Dutch JV’s net leverage ratio to a level that ranges between 4.5 and 5 times EBITDA (as calculated pursuant to Ziggo Group Holding’s existing financing arrangements) and to make a pro rata distribution of the net proceeds from the additional debt to our company and Vodafone. The Dutch JV will be required to make regular cash distributions to its shareholders on a pro rata basis equal to the unrestricted cash held by the Dutch JV (subject to the Dutch JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements). As an ongoing operation, it is intended that the Dutch JV will be funded solely from its net cash flow from operations and third-party financing. This transaction will not trigger any of Ziggo Group Holding’s requirements under its debt agreements to redeem its outstanding debt pursuant to applicable change in control provisions.

Following completion of the transaction, we expect to account for our 50% interest in the Dutch JV as an equity method investment, and we expect to attribute our 50% interest in the Dutch JV to the Liberty Global Group. Ziggo Group Holding and Sport1 are not considered to be held-for-sale as of June 30, 2016 due to uncertainty surrounding the regulatory review process. When Ziggo Group Holding and Sport1 are considered held-for-sale or are actually contributed to the Dutch JV, we will not present these entities as discontinued operations as this transaction does not represent a strategic shift for Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

The consummation of the transaction contemplated by the Contribution Agreement is subject to certain conditions, including competition clearance by the European Commission. On August 3, 2016, the European Commission approved the transaction subject to the divestment by Vodafone of its fixed-line business in the Netherlands. It is anticipated that the transaction contemplated by the Contribution Agreement will close around the end of 2016. The Contribution Agreement also includes customary termination rights, including a right of the parties to terminate the transaction if it has not closed by August 15, 2017.

2016 Acquisitions

CWC. On May 16, 2016, pursuant to a scheme of arrangement and following shareholder approvals, we acquired CWC for shares of Liberty Global (the CWC Acquisition). Under the terms of the transaction, CWC shareholders received in the aggregate: 31,607,008 Class A Liberty Global Shares, 77,379,774 Class C Liberty Global Shares, 3,648,513 Class A LiLAC Shares and 8,939,316 Class C LiLAC Shares. Further, in accordance with the scheme of arrangement and immediately prior to the acquisition, CWC declared a special cash dividend (the Special Dividend) to its shareholders in the amount of £0.03 ($0.04 at the transaction date) per CWC share. The Special Dividend was paid to CWC shareholders promptly following the closing and the payment, together with fees and expenses related to the acquisition, was funded with CWC liquidity, including incremental debt borrowings, and LiLAC Group corporate liquidity. We acquired CWC in order to achieve certain financial, operational and strategic benefits through the integration of CWC with our existing operations in the LiLAC Group.

The CWC Acquisition triggered regulatory approval requirements in certain jurisdictions in which CWC operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Jamaica, Trinidad & Tobago, the Seychelles and the Cayman Islands, have not completed their review of the CWC Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on CWC’s operations and financial condition.

For accounting purposes, the CWC Acquisition was treated as the acquisition of CWC by Liberty Global. In this regard, the equity and cash consideration paid to acquire CWC is set forth below (in millions):

Class A Liberty Global Shares (a)	$1,167.2
Class C Liberty Global Shares (a)	2,803.5
Class A LiLAC Shares (a)	144.1
Class C LiLAC Shares (a)	375.3
Special Dividend (b)	193.8
Total	$4,683.9
_______________

(a)
Represents the fair value of the 31,607,008 Class A Liberty Global Shares, 77,379,774 Class C Liberty Global Shares, 3,648,513 Class A LiLAC Shares and 8,939,316 Class C LiLAC Shares issued to CWC shareholders in connection with the CWC Acquisition. These amounts are based on the market price per share at closing on May 16, 2016 of $36.93, $36.23, $39.50 and $41.98, respectively.

(b)	Represents the Special Dividend of £0.03 ($0.04 at the transaction date) per CWC share paid pursuant to the scheme of arrangement based on 4,433,222,313 outstanding shares of CWC on May 16, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

We have accounted for the CWC Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of CWC based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Most items in the valuation process remain open and are subject to change upon finalization of the valuation process. A summary of the purchase price and the preliminary opening balance sheet of CWC at the May 16, 2016 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	$210.8
Other current assets	712.0
Property and equipment, net	2,895.7
Goodwill (a)	5,606.5
Intangible assets subject to amortization, net (b)	1,266.3
Other assets, net	428.0
Current portion of debt and capital lease obligations	(94.4)
Other accrued and current liabilities	(761.0)
Long-term debt and capital lease obligations	(3,280.8)
Other long-term liabilities	(847.4)
Noncontrolling interests (c)	(1,451.8)
Total purchase price (d)	$4,683.9
_______________

(a)
The goodwill recognized in connection with the CWC Acquisition is primarily attributable to (i) the ability to take advantage of CWC’s existing advanced broadband communications and sub-sea and terrestrial networks to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of CWC with other operations in the LiLAC Group.

(b)
Amount primarily includes intangible assets related to customer relationships. At May 16, 2016, the preliminary assessment of the weighted average useful life of CWC’s intangible assets was approximately eight years.

(c)	Represents the aggregate fair value of the noncontrolling interests in CWC’s subsidiaries as of May 16, 2016.

(d)	Excludes direct acquisition costs of $116.5 million which are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

Following completion of the CWC Acquisition, we attributed CWC to the LiLAC Group, with the Liberty Global Group being granted an inter-group interest in the LiLAC Group representing the fair value (as determined by our board of directors) of the Liberty Global Shares issued as part of the purchase consideration. On July 1, 2016, we distributed (as a bonus issue) 117,425,359 LiLAC Shares to Liberty Global Group shareholders on a pro-rata basis (the LiLAC Distribution), thereby eliminating the Liberty Global Group's inter-group interest in the LiLAC Group. The LiLAC Distribution, which will be accounted for prospectively effective July 1, 2016, has not been reflected in our June 30, 2016 condensed consolidated financial statements.

BASE. On February 11, 2016, pursuant to a definitive agreement and following regulatory approval, Telenet acquired Telenet Group BVBA, formerly known as BASE Company NV (BASE), for a cash purchase price of €1,321.9 million ($1,497.7 million at the transaction date) (the BASE Acquisition). BASE is the third-largest mobile network operator in Belgium. We expect that the BASE Acquisition will provide Telenet with cost-effective long-term mobile access to effectively compete for future growth opportunities in the Belgium mobile market. The BASE Acquisition was funded through a combination of €1.0 billion ($1.1 billion at the transaction date) of new debt facilities and existing liquidity of Telenet. The acquisition was approved by the European Commission subject to Telenet’s agreement to divest both the JIM Mobile prepaid customer base and BASE’s 50% stake in Viking Co NV (Viking) to MEDIALAAN NV. In February 2016, Telenet completed the sale of its stake in Viking. The divestiture of the JIM Mobile prepaid customer base is expected to occur during the third quarter of 2017.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

We have accounted for the BASE Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of BASE based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. The preliminary opening balance sheet is subject to adjustment based on our final assessment of the fair values of the acquired identifiable assets and liabilities. Although most items in the valuation process remain open, the items with the highest likelihood of changing upon finalization of the valuation process include property and equipment, goodwill, intangible assets associated with mobile spectrum, customer relationships and trademarks and income taxes. A summary of the purchase price and the preliminary opening balance sheet of BASE at the February 11, 2016 acquisition date is presented in the following table (in millions):

Cash and cash equivalents	$160.1
Other current assets	176.2
Property and equipment, net	785.8
Goodwill (a)	345.9
Intangible assets subject to amortization, net:
Mobile spectrum (b)	261.0
Customer relationships (c)	127.0
Trademarks (d)	40.7
Other assets, net	10.7
Other accrued and current liabilities	(311.8)
Other long-term liabilities	(97.9)
Total purchase price (e)	$1,497.7
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

(e)
Excludes direct acquisition costs of $17.1 million, including $7.1 million incurred during 2016, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

2015 Acquisition

On June 3, 2015, pursuant to a stock purchase agreement with the parent entity of Puerto Rico Cable Acquisition Company Inc., dba Choice Cable TV (Choice) and following regulatory approval, one of our subsidiaries, together with investment funds affiliated with Searchlight Capital Partners, L.P. (collectively, Searchlight), acquired 100% of Choice (the Choice Acquisition). Choice is a cable and broadband services provider in Puerto Rico. We acquired Choice in order to achieve certain financial, operational and strategic benefits through the integration of Choice with Liberty Puerto Rico. The combined business is 60.0%-owned by our company and 40.0%-owned by Searchlight.
The purchase price for Choice of $276.4 million was funded through (i) Liberty Puerto Rico’s incremental debt borrowings, net of discount and fees, of $259.1 million, (ii) cash of $10.5 million and (iii) an equity contribution from Searchlight of $6.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

We have accounted for the Choice Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of Choice based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and opening balance sheet of Choice at the June 3, 2015 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to (i) the CWC Acquisition, (ii) the BASE Acquisition and (iii) the Choice Acquisition, as if they had been completed as of January 1, 2015. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable. In the following table, we present the revenue that is attributed to the Liberty Global Group and the LiLAC Group as if such revenue had been attributed to each group at the beginning of each period presented. However, our presentation of net loss and basic and diluted loss per share attributed to (a) Liberty Global Shares, (b) LiLAC Shares and (c) Old Liberty Global Shares only includes the results of operations for the periods during which these shares were outstanding. Accordingly, (1) our net loss attributed to Liberty Global Shares and LiLAC Shares relates to the period from January 1, 2016 through June 30, 2016 and (2) our net loss attributed to Old Liberty Global Shares relates to the period from January 1, 2015 through June 30, 2015.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	in millions, except per share amounts
Revenue:
Liberty Global Group	$4,471.2	$4,424.0	$8,829.7	$8,822.7
LiLAC Group	891.8	909.4	1,800.7	1,829.3
Total	$5,363.0	$5,333.4	$10,630.4	$10,652.0

Net earnings (loss) attributable to Liberty Global shareholders:
Liberty Global Shares	$204.2	$—	$(129.8)	$—
LiLAC Shares	21.4	—	131.1	—
Old Liberty Global Shares	—	(516.4)	—	(1,225.3)
Total	$225.6	$(516.4)	$1.3	$(1,225.3)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share:
Liberty Global Shares:
Basic	$0.22		$(0.14)
Diluted	$0.21		$(0.14)
LiLAC Shares:
Basic	$0.38		$2.32
Diluted	$0.37		$2.30
Old Liberty Global Shares:
Basic		$(0.52)		$(1.24)
Diluted		$(0.52)		$(1.24)
Our condensed consolidated statements of operations for the three and six months ended June 30, 2016 include (i) revenue (after intercompany eliminations) of $285.4 million and net loss of $41.9 million attributable to CWC and (ii) revenue (after intercompany eliminations) of $166.9 million and $256.1 million, respectively, and net loss of $14.3 million and $18.8 million, respectively, attributable to BASE.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(4)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Jamaican dollar (JMD), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2016			December 31, 2015
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$324.0	$2,048.1	$2,372.1	$263.6	$1,518.5	$1,782.1
LiLAC Group	6.2	200.7	206.9	11.8	291.7	303.5
Total cross-currency and interest rate derivative contracts (b)	330.2	2,248.8	2,579.0	275.4	1,810.2	2,085.6
Equity-related derivative instruments – Liberty Global Group (c)	35.5	926.3	961.8	135.5	273.0	408.5
Foreign currency forward contracts:
Liberty Global Group	15.2	13.7	28.9	6.2	—	6.2
LiLAC Group	—	—	—	4.2	—	4.2
Total foreign currency forward contracts	15.2	13.7	28.9	10.4	—	10.4
Other – Liberty Global Group	0.4	0.6	1.0	0.6	1.0	1.6
Total assets:
Liberty Global Group	375.1	2,988.7	3,363.8	405.9	1,792.5	2,198.4
LiLAC Group	6.2	200.7	206.9	16.0	291.7	307.7
Total	$381.3	$3,189.4	$3,570.7	$421.9	$2,084.2	$2,506.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

	June 30, 2016			December 31, 2015
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$514.4	$1,559.5	$2,073.9	$304.9	$1,194.7	$1,499.6
LiLAC Group	21.1	61.2	82.3	—	13.8	13.8
Total cross-currency and interest rate derivative contracts (b)	535.5	1,620.7	2,156.2	304.9	1,208.5	1,513.4
Equity-related derivative instruments – Liberty Global Group (c)	41.7	—	41.7	34.7	39.7	74.4
Foreign currency forward contracts:
Liberty Global Group	2.1	—	2.1	1.1	—	1.1
LiLAC Group	8.9	0.6	9.5	—	—	—
Total foreign currency forward contracts	11.0	0.6	11.6	1.1	—	1.1
Other – Liberty Global Group	—	0.1	0.1	5.6	0.1	5.7
Total liabilities:
Liberty Global Group	558.2	1,559.6	2,117.8	346.3	1,234.5	1,580.8
LiLAC Group	30.0	61.8	91.8	—	13.8	13.8
Total	$588.2	$1,621.4	$2,209.6	$346.3	$1,248.3	$1,594.6
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of June 30, 2016 and December 31, 2015, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $127.1 million and $64.0 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $160.4 million and $86.5 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance, and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($14.3 million) and $77.2 million during the three months ended June 30, 2016 and 2015, respectively, and net gains of $7.1 million and $60.3 million during the six months ended June 30, 2016 and 2015, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 5.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV plc (ITV) shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to the shares of Sumitomo Corporation (Sumitomo) held by our company, (iii) the prepaid forward transaction (the Lionsgate Forward) with respect to 2.5 million of the shares of Lions Gate Entertainment Corp (Lionsgate) held by our company and (iv) Virgin Media’s conversion hedges (the Virgin Media Capped Calls) with respect to Virgin Media’s 6.50% convertible senior notes. The fair values of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$699.8	$(547.7)	$64.4	$114.6
LiLAC Group	(43.6)	(0.6)	(181.2)	77.6
Total cross-currency and interest rate derivative contracts	656.2	(548.3)	(116.8)	192.2
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	308.3	(53.5)	513.7	(158.9)
Sumitomo Collar	66.3	(61.8)	135.0	(71.9)
Lionsgate Forward	3.3	—	22.0	—
Other	0.5	0.5	0.9	1.1
Total equity-related derivative instruments	378.4	(114.8)	671.6	(229.7)
Foreign currency forward contracts:
Liberty Global Group	19.8	(18.1)	(1.9)	(27.4)
LiLAC Group	(1.8)	1.8	(8.9)	3.0
Total foreign currency forward contracts	18.0	(16.3)	(10.8)	(24.4)
Other – Liberty Global Group	(0.6)	(0.3)	(0.7)	0.7

Total Liberty Global Group	1,097.4	(680.9)	733.4	(141.8)
Total LiLAC Group	(45.4)	1.2	(190.1)	80.6
Total	$1,052.0	$(679.7)	$543.3	$(61.2)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
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

	Six months ended
	June 30,
	2016	2015
	in millions
Operating activities:
Liberty Global Group	$(1.5)	$(161.3)
LiLAC Group	2.8	(17.7)
Total operating activities	1.3	(179.0)
Investing activities – LiLAC Group	(0.4)	(0.4)
Financing activities – Liberty Global Group	(43.3)	(303.3)
Total cash outflows:
Liberty Global Group	(44.8)	(464.6)
LiLAC Group	2.4	(18.1)
Total	$(42.4)	$(482.7)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, collateral has not been posted by either party under the derivative instruments of our subsidiary borrowing groups. At June 30, 2016, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $2,441.3 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary with multiple derivative instruments that mature within the same calendar month, the notional amounts are shown in the aggregate, and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of June 30, 2016, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to June 30, 2016, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at June 30, 2016 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
January 2023	$400.0	€339.6	5.75%	4.33%
February 2022 (a)	$2,208.5	£1,378.7	3.29%	3.61%
June 2023	$1,855.0	£1,198.3	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
January 2023	$1,000.0	£648.6	5.25%	5.32%
August 2024	$750.0	£527.0	5.50%	5.46%
April 2023 (a)	$480.0	£299.1	1.55%	1.78%
February 2022 - April 2023	$475.0	£295.6	4.88%	5.32%
October 2022	$450.0	£272.0	6.00%	6.43%
January 2021	$447.9	£276.7	5.25%	6 mo. GBP LIBOR + 2.06%
January 2022	$425.0	£255.8	5.50%	4.86%
January 2022 - January 2025	$425.0	£255.8	3 mo. LIBOR	4.86%
April 2019	$191.5	£122.3	5.38%	5.49%
April 2019 - February 2022	$191.5	£122.3	5.38%	5.54%
October 2019	$100.0	£65.4	7.19%	7.23%
November 2016 (a)	$55.0	£27.7	6.50%	7.03%
October 2019 - October 2022	$50.0	£30.7	6.00%	5.75%
October 2019 - April 2023	$50.0	£30.3	6.38%	6.84%
October 2019 (a)	£30.3	$50.0	2.14%	2.00%
UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC Holding:
January 2023	$1,140.0	€1,043.7	5.38%	3.71%
July 2021	$440.0	€337.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.87%
January 2017 - July 2021	$262.1	€194.1	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.51%
November 2019	$250.0	€181.5	7.25%	7.74%
November 2021	$250.0	€181.4	7.25%	7.50%
January 2022	$171.6	€127.7	6 mo. LIBOR + 3.85%	6 mo. EURIBOR + 4.06%
January 2020	$163.8	€124.9	6 mo. LIBOR + 4.88%	7.49%
January 2022	$88.8	€67.6	6 mo. LIBOR + 5.03%	7.16%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

January 2020	$49.4		€37.7	6 mo. LIBOR + 4.86%	6 mo. EURIBOR + 4.81%
June 2021	$26.5		€19.4	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.31%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
July 2016 (a)	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	1.00%
July 2016 - January 2020	$225.0	CHF	206.3	6 mo. LIBOR + 4.81%	5.44%
July 2021	$200.0	CHF	186.0	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.55%
January 2017 - July 2023	$200.0	CHF	185.5	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.48%
November 2021	$175.0	CHF	158.7	7.25%	6 mo. CHF LIBOR + 5.01%
January 2017 - July 2021	$100.0	CHF	92.8	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.49%
July 2016 (a)	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	1.40%
July 2016 - July 2020	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	11.34%
September 2022	€435.6	CHF	528.2	6 mo. EURIBOR + 2.62%	6 mo. CHF LIBOR + 2.72%
January 2021	€398.6	CHF	485.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.65%
January 2017 - September 2022	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.22%
October 2016	€285.1	CHF	346.7	10.51%	(0.73)%
October 2016 - January 2020	€285.1	CHF	346.7	10.51%	9.42%
July 2023	€200.0	CHF	216.9	—%	(0.51)%
January 2017	€199.4	CHF	325.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.95%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
January 2020	€161.0	CHF	264.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 2.88%
July 2023	€85.3	CHF	95.0	6 mo. EURIBOR + 2.21%	6 mo. CHF LIBOR + 2.65%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
July 2021	€70.1	CHF	84.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.88%
January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2022	€60.0	CZK	1,703.1	5.50%	5.71%
July 2017	€39.6	CZK	1,000.0	3.00%	3.75%
July 2016 (a)	€260.0	HUF	75,570.0	5.50%	5.00%
July 2016 - December 2021	€260.0	HUF	75,570.0	5.50%	8.97%
December 2021	€150.0	HUF	43,367.5	5.50%	3.75%
July 2018	€78.0	HUF	19,500.0	5.50%	9.15%
January 2022	€245.0	PLN	1,000.6	5.50%	9.17%
September 2016	€200.0	PLN	892.7	6.00%	3.91%
July 2016 - January 2022	€180.0	PLN	788.2	4.50%	7.14%
January 2020	€144.6	PLN	605.0	5.50%	7.98%
July 2017	€82.0	PLN	318.0	3.00%	5.60%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

Amsterdamse Beheer-en Consultingmaatschappij B.V. (ABC B.V.), a subsidiary of Ziggo Group Holding:
January 2022	$2,350.0		€1,819.0	6 mo. LIBOR + 2.75%	4.56%
January 2023	$400.0		€339.0	5.88%	4.58%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
January 2023	$2,450.0		€1,799.0	5.62%	4.76%
Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2024	$850.0		€743.3	3 mo. LIBOR + 3.50%	3.47%
Sable International Finance Limited (Sable), a subsidiary of CWC:
July 2016 - December 2022	$78.3	JMD	10,000.0	—%	8.65%
VTR:
January 2022	$1,400.0	CLP	951,390.0	6.88%	6.36%
_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at June 30, 2016 are as follows:

Subsidiary / Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions
VMIH:
June 2023	£1,257.7	6 mo. GBP LIBOR + 0.93%	2.48%
October 2018	£1,198.3	6 mo. GBP LIBOR	1.52%
October 2018 - June 2023	£1,198.3	6 mo. GBP LIBOR	2.49%
January 2021	£905.1	6 mo. GBP LIBOR + 0.71%	2.37%
January 2021	£628.4	5.50%	6 mo. GBP LIBOR + 1.84%
February 2022	£140.6	5.83%	6 mo. GBP LIBOR + 4.72%
April 2023	£108.9	6.85%	6 mo. GBP LIBOR + 5.62%
June 2022	£100.0	6 mo. GBP LIBOR	1.54%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions
October 2022		£51.5	6.42%	6 mo. GBP LIBOR + 5.23%
UPC Broadband Holding:
January 2022		$675.0	6.88%	6 mo. LIBOR + 4.90%
July 2016		€503.4	6 mo. EURIBOR	0.20%
July 2020		€500.0	6.38%	6 mo. EURIBOR + 3.17%
July 2016 - January 2021		€250.0	6 mo. EURIBOR	2.52%
September 2022		€250.0	6.38%	6 mo. EURIBOR + 4.05%
July 2016 - January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2022		€150.4	6 mo. EURIBOR	2.92%
July 2016	CHF	1,629.8	6 mo. CHF LIBOR	(0.25)%
July 2016 - September 2022	CHF	729.8	6 mo. CHF LIBOR	1.75%
July 2016 - January 2021	CHF	500.0	6 mo. CHF LIBOR	1.65%
July 2016 - January 2018	CHF	400.0	6 mo. CHF LIBOR	2.51%
June 2021	CHF	370.9	6 mo. CHF LIBOR	(0.25)%
November 2016	CHF	226.8	6 mo. CHF LIBOR	(1.27)%
November 2016 - November 2021	CHF	158.7	6 mo. CHF LIBOR + 5.01%	6.34%
November 2016 - June 2021	CHF	68.0	6 mo. CHF LIBOR + 5.01%	6.34%
ABC B.V.:
January 2022		€1,566.0	6 mo. EURIBOR	1.66%
January 2017		€689.0	1 mo. EURIBOR + 3.75%	6 mo. EURIBOR + 3.57%
January 2021		€500.0	6 mo. EURIBOR	2.61%
July 2016		€461.3	6 mo. EURIBOR	0.20%
July 2016 - January 2023		€290.0	6 mo. EURIBOR	2.84%
March 2021		€175.0	6 mo. EURIBOR	2.32%
July 2016 - January 2022		€171.3	6 mo. EURIBOR	3.44%
Unitymedia Hessen:
January 2023		€268.2	5.01%	6 mo. EURIBOR + 4.82%
Telenet International:
June 2023		€1,300.0	3 mo. EURIBOR	0.33%
July 2017		€800.0	3 mo. EURIBOR	(0.17)%
July 2017 - June 2022		€420.0	3 mo. EURIBOR	2.08%
July 2017 - June 2023		€382.0	3 mo. EURIBOR	1.89%
June 2022		€55.0	3 mo. EURIBOR	1.81%
Sable:
December 2022		$800.0	3 mo. LIBOR	1.83%
Liberty Puerto Rico:
October 2016 - January 2022		$506.3	3 mo. LIBOR	2.49%
October 2016 - January 2019		$168.8	3 mo. LIBOR	1.96%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR and LIBOR at June 30, 2016 are detailed below:

Subsidiary / Final maturity date	Notional amount	Cap rate
	in millions
Interest rate caps purchased:
Liberty Global Europe Financing B.V. (LGE Financing), the immediate parent of UPC Holding (a):
January 2020	€735.0	7.00%
Telenet International (a):
June 2017	€50.0	4.50%
Telenet N.V., a subsidiary of Telenet (a):
December 2017	€0.4	6.50%
December 2017	€0.4	5.50%
Liberty Puerto Rico (b):
October 2016 - January 2022	$258.8	3.50%
January 2019 - July 2023	$177.5	3.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2020	€735.0	7.00%
 _______________

(a)	These purchased interest rate caps entitle us to receive payments from the counterparty when the relevant EURIBOR exceeds the EURIBOR cap rate during the specified observation periods.

(b)	These purchased interest rate caps entitle us to receive payments from the counterparty when the relevant LIBOR exceeds the LIBOR cap rate during the specified observation periods.

(c)	Our sold interest rate cap requires that we make payments to the counterparty when the relevant EURIBOR exceeds the EURIBOR cap rate during the specified observation periods.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at June 30, 2016, as detailed below:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at June 30, 2016:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$221.5		€193.0	July 2016 - June 2018
LGE Financing		$125.5		£86.0	July 2016 - December 2018
LGE Financing		€208.7		£167.4	July 2016 - December 2018
LGE Financing		£0.9		€1.1	April 2017 - June 2017
UPC Broadband Holding		$2.5	CZK	60.0	July 2016 - June 2017
UPC Broadband Holding		€65.2	CHF	71.1	July 2016 - June 2017
UPC Broadband Holding		€20.1	CZK	540.0	July 2016 - June 2017
UPC Broadband Holding		€18.9	HUF	6,000.0	July 2016 - June 2017
UPC Broadband Holding		€36.0	PLN	158.3	July 2016 - June 2017
UPC Broadband Holding		€4.6	RON	21.0	July 2016
UPC Broadband Holding		£2.7		€3.6	July 2016 - March 2017
UPC Broadband Holding	CZK	320.0		€11.8	July 2016
UPC Broadband Holding	HUF	3,500.0		€11.1	July 2016
UPC Broadband Holding	PLN	153.0		€34.4	July 2016
Telenet N.V.		$43.6		€38.9	July 2016 - April 2017
VTR		$186.0	CLP	131,568.4	July 2016 - September 2017
Equity-related Derivatives

On May 22, 2016, the first tranches of the Sumitomo Collar and related borrowings (the Sumitomo Collar Loan) became due and were settled using shares of Sumitomo that were borrowed pursuant to a securities lending arrangement (the Sumitomo Share Loan). The aggregate market value of the borrowed Sumitomo shares on the transaction date was $91.4 million. For additional information, see note 7.

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the Sumitomo Share Loan. The reported fair values of these investments and instruments as of June 30, 2016 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative and debt instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the six months ended June 30, 2016, no such transfers were made.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

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

During the second quarter of 2016, we entered into the Sumitomo Share Loan. As the primary input for this recurring fair value measurement is the quoted market price of the borrowed shares of Sumitomo, we believe this valuation falls under Level 1 of the fair value hierarchy.

The recurring fair value measurement of our equity-related derivative instruments are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange-traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. At June 30, 2016, the valuations of the ITV Collar, the Sumitomo Collar, the Virgin Media Capped Calls and the Lionsgate Forward were not significantly impacted by forecasted volatilities.

In order to manage our interest rate and foreign currency exchange risk, we have entered into (i) various derivative instruments and (ii) certain instruments that we classify as debt, as further described in note 4. The recurring fair value measurements of these instruments are determined using discounted cash flow models. With the exception of the inputs for the cross-currency swap held by Sable (the Sable Currency Swap), most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data includes most interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations (other than the Sable Currency Swap valuation) fall under Level 2 of the fair value hierarchy. Due to the lack of Level 2 inputs for the Sable Currency Swap valuation, we believe this valuation falls under Level 3 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

life, the revenue expected to be generated over the life of the customer, contributory asset charges, and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2016, we performed nonrecurring valuations for the purpose of determining the acquisition accounting for the CWC Acquisition and BASE Acquisition. The weighted average discount rates used to value the customer relationships acquired as a result of the CWC Acquisition ranged from 8.8% to 12.8%. None of the valuations for the BASE Acquisition had a significant impact on our consolidated balance sheet. For additional information, see note 3.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2016 using:
Description	June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,579.0	$—	$2,578.8	$0.2
Equity-related derivative instruments	961.8	—	—	961.8
Foreign currency forward contracts	28.9	—	28.9	—
Other	1.0	—	1.0	—
Total derivative instruments	3,570.7	—	2,608.7	962.0
Investments	1,961.7	1,504.6	—	457.1
Total assets	$5,532.4	$1,504.6	$2,608.7	$1,419.1

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,156.2	$—	$2,150.7	$5.5
Equity-related derivative instruments	41.7	—	—	41.7
Foreign currency forward contracts	11.6	—	11.6	—
Other	0.1	—	0.1	—
Total derivative liabilities	2,209.6	—	2,162.4	47.2
Debt	275.8	90.8	185.0	—
Total liabilities	$2,485.4	$90.8	$2,347.4	$47.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2016	$334.6	$—	$334.1	$668.7
Gains included in net earnings (loss) (a):
Realized and unrealized gains on derivative instruments, net	—	(5.3)	671.6	666.3
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	95.0	—	—	95.0
Partial settlement of Sumitomo Collar (b)	—	—	(83.2)	(83.2)
Additions	25.2	—	—	25.2
Foreign currency translation adjustments and other, net	2.3	—	(2.4)	(0.1)
Balance of net assets at June 30, 2016	$457.1	$(5.3)	$920.1	$1,371.9

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2016.

(b)	For additional information regarding the partial settlement of the Sumitomo Collar, see note 4.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2016	December 31, 2015
	in millions
Distribution systems:
Liberty Global Group	$25,062.1	$24,447.2
LiLAC Group	3,507.5	1,037.8
Total	28,569.6	25,485.0
Customer premises equipment:
Liberty Global Group	5,816.6	5,651.1
LiLAC Group	971.8	801.4
Total	6,788.4	6,452.5
Support equipment, buildings and land:
Liberty Global Group	4,808.3	4,461.4
LiLAC Group	896.1	341.0
Total	5,704.4	4,802.4
Total property and equipment, gross:
Liberty Global Group	35,687.0	34,559.7
LiLAC Group	5,375.4	2,180.2
Total	41,062.4	36,739.9
Accumulated depreciation:
Liberty Global Group	(14,804.1)	(13,719.2)
LiLAC Group	(1,553.3)	(1,336.7)
Total	(16,357.4)	(15,055.9)
Total property and equipment, net:
Liberty Global Group	20,882.9	20,840.5
LiLAC Group	3,822.1	843.5
Total	$24,705.0	$21,684.0

During the six months ended June 30, 2016 and 2015, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $946.4 million and $675.9 million, respectively, which exclude related value-added taxes (VAT) of $128.5 million and $89.2 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the six months ended June 30, 2016 and 2015, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $41.8 million and $74.5 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2016 are set forth below:

	January 1, 2016	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2016
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$8,790.7	$0.2	$(844.1)	$7,946.8
The Netherlands	7,851.3	—	149.6	8,000.9
Germany	3,104.4	—	59.1	3,163.5
Belgium	1,777.1	345.9	26.0	2,149.0
Switzerland/Austria	3,500.4	—	77.7	3,578.1
Total Western Europe	25,023.9	346.1	(531.7)	24,838.3
Central and Eastern Europe	1,186.9	0.1	11.6	1,198.6
Total European Operations Division	26,210.8	346.2	(520.1)	26,036.9
Corporate and other	34.0	—	—	34.0
Total Liberty Global Group	26,244.8	346.2	(520.1)	26,070.9
LiLAC Group:
LiLAC Division:
CWC	—	5,606.5	(18.2)	5,588.3
Chile	377.0	—	27.2	404.2
Puerto Rico	277.7	—	—	277.7
Total LiLAC Division	654.7	5,606.5	9.0	6,270.2
Corporate and other (a)	120.9	—	—	120.9
Total LiLAC Group	775.6	5,606.5	9.0	6,391.1
Total	$27,020.4	$5,952.7	$(511.1)	$32,462.0
_______________

(a)	Represents enterprise-level goodwill that is allocated to our Puerto Rico segment for purposes of our impairment tests.

The market values of our Liberty Global Group publicly-traded equity securities declined significantly immediately following the results of the U.K. referendum in which voters approved, on an advisory basis, an exit from the European Union (E.U.), commonly referred to as “Brexit.” In addition, we continue to experience significant competition in substantially all of our markets. If, among other factors, (i) the equity values of Liberty Global Group declined further or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. In particular, a decline in the fair value of our reporting unit in the Netherlands could result in the need to record a goodwill impairment charge based on the relatively high carrying value of this reporting unit.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$10,163.3	$(3,908.9)	$6,254.4	$10,285.3	$(3,410.7)	$6,874.6
LiLAC Group	1,303.0	(61.0)	1,242.0	149.0	(31.7)	117.3
Total	11,466.3	(3,969.9)	7,496.4	10,434.3	(3,442.4)	6,991.9
Other:
Liberty Global Group	503.5	(130.4)	373.1	205.3	(104.8)	100.5
LiLAC Group	105.7	(0.2)	105.5	0.2	(0.1)	0.1
Total	609.2	(130.6)	478.6	205.5	(104.9)	100.6
Total intangible assets subject to amortization, net:
Liberty Global Group	10,666.8	(4,039.3)	6,627.5	10,490.6	(3,515.5)	6,975.1
LiLAC Group	1,408.7	(61.2)	1,347.5	149.2	(31.8)	117.4
Total	$12,075.5	$(4,100.5)	$7,975.0	$10,639.8	$(3,547.3)	$7,092.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated third-party debt and capital lease obligations are as follows:

	June 30, 2016					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
		in millions
Liberty Global Group:
VM Notes	5.60%	—	$—	$10,711.0	$10,594.1	$10,750.2	$10,551.5
VM Credit Facility (d)	3.79%	(e)	895.6	3,159.2	3,413.7	3,225.4	3,471.1
Ziggo Credit Facilities (f)	3.68%	€800.0	885.8	5,140.2	5,161.0	5,217.0	5,272.0
Ziggo SPE Notes	4.47%	—	—	1,680.8	1,582.7	1,728.8	1,703.9
Ziggo Notes	6.82%	—	—	992.4	955.1	902.3	885.4
Unitymedia Notes	5.00%	—	—	7,809.1	7,631.6	7,667.0	7,682.0
Unitymedia Revolving Credit Facilities	—%	€500.0	553.6	—	—	—	—
UPCB SPE Notes (g)	5.81%	—	—	3,185.9	3,131.7	3,154.4	3,142.0
UPC Holding Senior Notes	6.59%	—	—	1,627.6	1,601.4	1,520.8	1,491.1
UPC Broadband Holding Bank Facility (g)	3.34%	€990.1	1,096.3	1,278.6	1,284.3	1,305.0	1,305.0
Telenet Credit Facility (h)	3.41%	€381.0	421.9	3,327.4	1,443.0	3,371.4	1,474.5
Telenet SPE Notes	5.76%	—	—	1,439.3	2,155.8	1,362.0	2,097.2
Vendor financing (i)	3.33%	—	—	1,671.8	1,688.9	1,671.8	1,688.9
ITV Collar Loan	1.35%	—	—	1,421.0	1,547.9	1,436.1	1,594.7
Sumitomo Collar Loan (j)	1.88%	—	—	750.2	805.6	734.8	787.6
Other (k)	5.51%	—	—	716.7	395.0	633.8	291.8
Total Liberty Global Group	4.66%		3,853.2	44,911.2	43,391.8	44,680.8	43,438.7
LiLAC Group:
CWC Notes	7.31%	—	—	2,275.4	—	2,194.6	—
CWC Credit Facilities	4.71%	$310.0	310.0	1,356.9	—	1,364.5	—
VTR Finance Senior Secured Notes	6.88%	—	—	1,403.5	1,301.1	1,400.0	1,400.0
VTR Credit Facility	—	(l)	193.3	—	—	—	—
Liberty Puerto Rico Bank Facility	5.11%	$40.0	40.0	899.2	913.0	942.5	942.5
Vendor financing (i)	6.00%	—	—	17.5	—	17.5	—
Total LiLAC Group	6.25%		543.3	5,952.5	2,214.1	5,919.1	2,342.5
Total debt before unamortized premiums, discounts and deferred financing costs	4.85%		$4,396.5	$50,863.7	$45,605.9	$50,599.9	$45,781.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

The following table provides a reconciliation of total debt before unamortized premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	June 30, 2016	December 31, 2015
	in millions

Total debt before unamortized premiums, discounts and deferred financing costs	$50,599.9	$45,781.2
Unamortized premiums (discounts), net	70.2	(46.7)
Unamortized deferred financing costs	(337.6)	(308.2)
Total carrying amount of debt	50,332.5	45,426.3
Capital lease obligations (m)	1,311.5	1,322.8
Total debt and capital lease obligations	51,644.0	46,749.1
Current maturities of debt and capital lease obligations	(2,143.3)	(2,537.9)
Long-term debt and capital lease obligations	$49,500.7	$44,211.2
_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2016 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.9% (including 4.7% for the Liberty Global Group and 6.5% for the LiLAC Group) at June 30, 2016. For information regarding our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2016 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2016, based on the applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to other Liberty Global subsidiaries or Liberty Global, except as shown in the table below. In the following table, for each facility that is subject to limitations on borrowing availability, we present (i) the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to other Liberty Global subsidiaries or to Liberty Global. The amounts presented below assume no changes from June 30, 2016 borrowing levels and are based on the applicable covenant and other limitations in effect within each borrowing group at June 30, 2016, both before and after considering the impact of the completion of the June 30, 2016 compliance requirements.

	Limitation on availability
	June 30, 2016		Upon completion of relevant June 30, 2016 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
Ziggo Credit Facilities	€438.1	$485.1	€—	$—
Unitymedia Revolving Credit Facilities	€500.0	$553.6	€470.1	$520.5
UPC Broadband Holding Bank Facility	€685.3	$758.8	€624.0	$691.0
CWC Credit Facilities	$177.3	$177.3	$177.3	$177.3

Limitation on availability to be loaned or distributed by:
Virgin Media	£549.0	$728.4	£457.5	$607.0
Ziggo Group Holding	€95.2	$105.4	€—	$—
Unitymedia	€99.7	$110.4	€52.6	$58.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

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

(d)
On March 31, 2016, VMIH entered into (i) a €75.0 million ($83.0 million) term loan facility, which matures on January 15, 2022, bears interest at a rate of EURIBOR plus 3.0% and has a EURIBOR floor of 0.75% and (ii) a €25.0 million ($27.7 million) term loan facility, which matures on March 31, 2021, bears interest at a rate of EURIBOR plus 3.75% and has a EURIBOR floor of 0.0%.

(e)
Unused borrowing capacity under the VM Credit Facility relates to a multi-currency revolving facility (the VM Revolving Facility) with maximum borrowing capacity equivalent to £675.0 million ($895.6 million).

(f)
On March 31, 2016, certain subsidiaries of Ziggo Group Holding purchased from a third-party lender certain loans receivable aggregating €100.0 million ($110.7 million) that were owed by (i) another subsidiary of Ziggo Group Holding and (ii) Ziggo Secured Finance B.V. (Ziggo Secured Finance). Ziggo Secured Finance, which is 100% owned by a third-party, is a special purpose financing entity that was created for the primary purpose of offering certain senior secured debt. Ziggo Secured Finance is consolidated by Ziggo Group Holding and Liberty Global.

(g)	For information regarding a transaction completed subsequent to June 30, 2016 impacting the UPCB SPE Notes and the UPC Broadband Holding Bank Facility, see note 15.

(h)
In connection with the closing of the BASE Acquisition, Telenet borrowed (i) the full €200.0 million ($221.5 million) amount under Telenet Facility Z, a revolving credit facility that bears interest at EURIBOR plus a margin of 2.25%, (ii) the full €800.0 million ($885.8 million) amount under Telenet Facility AA, a term loan facility that bears interest at EURIBOR plus a margin of 3.5% and (iii) €217.0 million ($240.3 million) under Telenet Facility X, a revolving credit facility that bears interest at EURIBOR plus a margin of 2.75%. For information concerning the BASE Acquisition, see note 3.

(i)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and, to a lesser extent, certain of our operating expenses. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and capital lease obligations in our condensed consolidated statements of cash flows.

(j)	For information regarding the partial settlement of the Sumitomo Collar Loan, see note 4.

(k)
The June 30, 2016 balance includes $185.0 million associated with certain derivative-related borrowing instruments and $90.8 million associated with the Sumitomo Share Loan. All of these instruments are carried at fair value. For additional information, see note 5.

(l)
The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and comprises a $160.0 million U.S. dollar facility and a CLP 22.0 billion ($33.3 million) Chilean peso facility, each of which were undrawn at June 30, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(m)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	June 30, 2016	December 31, 2015
	in millions
Liberty Global Group:
Unitymedia	$703.3	$703.1
Telenet	388.9	371.1
Virgin Media	116.7	159.5
Other subsidiaries	88.8	88.2
Total Liberty Global Group	1,297.7	1,321.9
LiLAC Group:
CWC	13.1	—
Liberty Puerto Rico	0.3	0.6
VTR	0.4	0.3
Total LiLAC Group	13.8	0.9
Total capital lease obligations	$1,311.5	$1,322.8

Refinancing Transactions - General Information

We have completed various refinancing transactions during the first six months of 2016, as further described below. Unless otherwise noted, the terms and conditions of the notes and credit facilities entered into are largely consistent with those of our existing notes and credit facilities with regard to covenants, events of default and change of control provisions, among other items. For information concerning the general terms and conditions of our debt, see note 10 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Virgin Media Refinancing Transaction

In April 2016, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued $750.0 million principal amount of 5.5% senior secured notes due August 15, 2026 (the August 2026 VM Senior Secured Notes). The net proceeds from the August 2026 VM Senior Secured Notes were used to repay in full the outstanding amount under the VM Revolving Facility and for general corporate purposes.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Unitymedia Refinancing Transaction

In December 2015, Unitymedia Hessen and Unitymedia NRW GmbH, each a wholly-owned subsidiary of Unitymedia, issued €420.0 million ($465.1 million) of 4.625% senior secured notes due February 15, 2026 (the 2026 UM Senior Secured Notes). A portion of the net proceeds from the 2026 UM Senior Secured Notes, which were held in escrow at December 31, 2015 as cash collateral, were used in January 2016 to redeem 10% of the principal amount of each of the following series of notes: (i) the €585.0 million ($647.8 million) outstanding principal amount of 5.5% senior secured notes due September 15, 2022 and (ii) the €450.0 million ($498.3 million) outstanding principal amount of 5.125% senior secured notes due January 21, 2023, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $4.3 million. This loss includes (a) the payment of $3.4 million of redemption premium and (b) the write-off of $0.9 million of deferred financing costs.

Telenet Refinancing Transaction

In May 2016, Telenet Financing USD LLC, a wholly-owned subsidiary of Telenet, entered into a new $850.0 million term loan facility (Telenet Facility AD). Telenet Facility AD was issued at 99.5% of par, matures on June 30, 2024, bears interest at a rate of LIBOR plus 3.50% and has a LIBOR floor of 0.75%. The net proceeds from Telenet Facility AD were used to repay in full (i) the €400.0 million ($442.9 million) principal amount of Telenet Facility P, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) and, in turn, Telenet Finance IV used such proceeds to fully redeem the €400.0 million ($442.9 million) principal amount of its senior secured floating rate notes and (ii) the €300.0 million ($332.2 million) principal amount of Telenet Facility O, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance III Luxembourg S.C.A. (Telenet Finance III) and, in turn, Telenet Finance III used such proceeds to fully redeem the €300.0 million ($332.2 million) principal amount of its 6.625% senior secured notes. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $18.9 million. This loss includes (a) the payment of $11.1 million of redemption premium and (b) the write-off of $7.8 million of deferred financing costs.
CWC Notes

The details of the outstanding notes of CWC as of June 30, 2016 are summarized in the following table:

			Outstanding principal amount
CWC Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

Columbus Senior Notes (b)	March 30, 2021	7.375%	$1,250.0	$1,250.0	$1,319.6	$1,330.8
Sable Senior Notes (c)	August 1, 2022	6.875%	$750.0	750.0	752.3	771.6
CWC Senior Notes (d)	March 25, 2019	8.625%	£146.7	194.6	203.5	213.3
Total				$2,194.6	$2,275.4	$2,315.7
 ______________

(a)	Amounts include the impact of premiums recorded in connection with the acquisition accounting for the CWC Acquisition.

(b)	The Columbus Senior Notes were issued by Columbus Cable (Barbados) Limited (Columbus), formerly known as Columbus International Inc., a wholly-owned subsidiary of CWC.

(c)	The Sable Senior Notes were issued by Sable.

(d)	The CWC Senior Notes, which are non-callable, were issued by Cable & Wireless International Finance B.V., a wholly-owned subsidiary of CWC.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

The CWC Notes contain certain covenants, events of default and change of control provisions, in addition to other terms and conditions, that are broadly consistent with the general terms and conditions of other Liberty Global notes. For information concerning the general terms and conditions of our notes, see note 10 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.
Subject to the circumstances described below, the Columbus Senior Notes are non-callable until March 30, 2018 and the Sable Senior Notes are non-callable until August 1, 2018. At any time prior to March 30, 2018, in the case of the Columbus Senior Notes and August 1, 2018, in the case of the Sable Senior Notes, Columbus and Sable may redeem some or all of the applicable notes by paying a “make-whole” premium, which is generally based on the present value of all scheduled interest payments until March 30, 2018 or August 1, 2018 (as applicable) using the discount rate (as specified in the applicable indenture) as of the redemption date, plus 50 basis points, and in the case of the Sable Senior Notes is subject to a minimum 1% of the principal amount outstanding at any redemption date prior to August 1, 2018.

Columbus and Sable (as applicable) may redeem some or all of the Columbus Senior Notes and Sable Senior Notes, respectively, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the redemption date, as set forth below:

	Redemption price
	Columbus Senior Notes	Sable Senior Notes

12-month period commencing	March 30	August 1

2018	103.688%	105.156%
2019	101.844%	103.438%
2020	100.000%	101.719%
2021 and thereafter	N.A.	100.000%

CWC Credit Facilities

The CWC Credit Facilities are the senior secured credit facilities of certain subsidiaries of CWC. The details of our borrowings under the CWC Credit Facilities as of June 30, 2016 are summarized in the following table:

CWC Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

CWC Term Loans	December 31, 2022	LIBOR + 4.75% (b)	$800.0	$—	$776.9
CWC Revolving Credit Facility	July 31, 2021	LIBOR + 3.50% (c)	$570.0	310.0	260.0
CWC Regional Facilities (d)	various dates ranging from 2016 to 2038	3.33% (e)	$304.5	—	304.5
Total				$310.0	$1,341.4
_______________

(a)	Amounts include the impact of discounts and deferred financing costs, where applicable.

(b)	The CWC Term Loans have a LIBOR floor of 0.75%.

(c)	The CWC Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

(d)	Represents certain amounts borrowed by CWC Panama, CWC BTC and CWC Jamaica.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(e)	Represents a blended weighted average rate for all CWC Regional Facilities.

On May 17, 2016, Sable and Coral-US Co-Borrower LLC (Coral-US), a wholly-owned subsidiary of CWC, acceded as borrowers and assumed obligations under the credit agreement dated May 16, 2016, pursuant to which (i) Coral-US entered into the CWC Term Loans and (ii) Sable and Coral-US entered into the CWC Revolving Credit Facility.
A portion of the proceeds from the CWC Term Loans and amounts drawn under the CWC Revolving Credit Facility were used to (i) repay amounts outstanding under the then existing revolving credit facility and (ii) redeem certain senior secured notes issued by Sable. In connection with these transactions, we recognized a gain on debt modification and extinguishment, net, of $1.5 million. This gain includes (a) the write-off of $19.0 million of unamortized premium and (b) the payment of $17.5 million of redemption premium.
The CWC Credit Facilities contain certain covenants, events of default and change of control provisions, in addition to other terms and conditions, that are largely consistent with the general terms and conditions of other Liberty Global credit facilities. For information concerning the general terms of our credit facilities, see note 10 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.
Maturities of Debt and Capital Lease Obligations
Maturities of our debt and capital lease obligations as of June 30, 2016 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on June 30, 2016 exchange rates:
Debt:

	Liberty Global Group
	Virgin Media	Ziggo Group Holding (a)	Unitymedia	UPC Holding (b)	Telenet (c)	Other	Total Liberty Global Group
	in millions
Year ending December 31:
2016 (remainder of year)	$185.7	$95.5	$95.7	$318.9	$141.1	$28.2	$865.1
2017	407.9	146.2	76.6	345.5	8.2	375.3	1,359.7
2018	0.8	—	2.4	—	8.2	1,186.0	1,197.4
2019	0.8	—	2.4	—	18.7	322.4	344.3
2020	0.9	79.4	2.5	—	12.4	27.6	122.8
2021	3,523.7	735.5	2.6	1,980.0	11.0	458.9	6,711.7
Thereafter	10,545.9	7,033.1	7,807.2	4,000.3	4,680.9	27.6	34,095.0
Total debt maturities	14,665.7	8,089.7	7,989.4	6,644.7	4,880.5	2,426.0	44,696.0
Unamortized premiums (discounts), net	13.9	26.2	—	(8.1)	(6.8)	(52.3)	(27.1)
Unamortized deferred financing costs	(119.8)	(28.6)	(54.7)	(35.6)	(55.3)	(1.1)	(295.1)
Total debt	$14,559.8	$8,087.3	$7,934.7	$6,601.0	$4,818.4	$2,372.6	$44,373.8
Current portion	$593.6	$241.7	$171.4	$664.4	$141.1	$43.6	$1,855.8
Noncurrent portion	$13,966.2	$7,845.6	$7,763.3	$5,936.6	$4,677.3	$2,329.0	$42,518.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

		LiLAC Group
	Total Liberty Global Group	CWC	VTR	Liberty Puerto Rico	Total LiLAC Group	Total Liberty Global
		in millions
Year ending December 31:
2016 (remainder of year)	$865.1	$74.4	$—	$—	$74.4	$939.5
2017	1,359.7	87.3	17.5	—	104.8	1,464.5
2018	1,197.4	40.2	—	—	40.2	1,237.6
2019	344.3	230.5	—	—	230.5	574.8
2020	122.8	28.4	—	—	28.4	151.2
2021	6,711.7	1,533.0	—	—	1,533.0	8,244.7
Thereafter	34,095.0	1,565.3	1,400.0	942.5	3,907.8	38,002.8
Total debt maturities	44,696.0	3,559.1	1,417.5	942.5	5,919.1	50,615.1
Unamortized premiums (discounts), net	(27.1)	105.3	—	(8.0)	97.3	70.2
Unamortized deferred financing costs	(295.1)	(8.2)	(25.9)	(8.4)	(42.5)	(337.6)
Total debt	$44,373.8	$3,656.2	$1,391.6	$926.1	$5,973.9	$50,347.7
Current portion	$1,855.8	$123.5	$17.5	$—	$141.0	$1,996.8
Noncurrent portion	$42,518.0	$3,532.7	$1,374.1	$926.1	$5,832.9	$48,350.9
_______________

(a)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by Ziggo Group Holding and Liberty Global.

(b)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(c)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2016 (remainder of year)	$40.5	$40.2	$33.0	$13.5	$127.2	$3.4	$130.6
2017	81.2	63.9	33.6	21.3	200.0	5.3	205.3
2018	81.2	62.5	12.4	15.1	171.2	3.2	174.4
2019	81.2	52.7	6.7	10.2	150.8	1.5	152.3
2020	81.2	49.8	4.4	6.6	142.0	1.3	143.3
2021	81.1	47.9	3.8	5.8	138.6	0.1	138.7
Thereafter	721.5	201.1	181.6	39.5	1,143.7	—	1,143.7
Total principal and interest payments	1,167.9	518.1	275.5	112.0	2,073.5	14.8	2,088.3
Amounts representing interest	(464.6)	(129.2)	(158.8)	(23.2)	(775.8)	(1.0)	(776.8)
Present value of net minimum lease payments	$703.3	$388.9	$116.7	$88.8	$1,297.7	$13.8	$1,311.5
Current portion	$27.9	$42.7	$48.1	$20.0	$138.7	$7.8	$146.5
Noncurrent portion	$675.4	$346.2	$68.6	$68.8	$1,159.0	$6.0	$1,165.0

Non-cash Refinancing Transactions

During the six months ended June 30, 2016 and 2015, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $205.2 million and $3,586.5 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(8)    Income Taxes

Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	in millions

Computed “expected” tax benefit (expense) (a)	$(33.0)	$56.0	$51.3	$175.9
Change in valuation allowances (b):
Decrease	(1.5)	(160.3)	(235.1)	(386.3)
Increase	(119.8)	42.8	13.9	43.8
Non-deductible or non-taxable foreign currency exchange results (b):
Increase	103.5	(67.3)	122.1	2.2
Decrease	(1.0)	(21.2)	(2.3)	(29.9)
Tax effect of intercompany financing	47.0	38.5	85.1	76.7
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Decrease	(74.7)	(26.7)	(98.4)	(27.7)
Increase	7.5	(2.7)	18.8	11.8
International rate differences (b) (c):
Increase	41.8	31.4	77.0	125.3
Decrease	(16.4)	(21.0)	(23.0)	(34.5)
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(23.1)	(15.3)	(45.2)	(49.0)
Increase	12.0	12.1	21.9	23.3
Recognition of previously unrecognized tax benefits	2.9	4.7	17.9	13.6
Other, net	(1.2)	(1.0)	(11.1)	2.7
Total income tax expense	$(56.0)	$(130.0)	$(7.1)	$(52.1)
_______________

(a)
The statutory or “expected” tax rate is the U.K. rate of 20.0%. During 2015, the U.K. enacted legislation that will change the corporate income tax rate from the current rate of 20.0% to 19.0% in April 2017 and 18.0% in April 2020. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the fourth quarter of 2015 when the change in law was enacted.

(b)	Country jurisdictions giving rise to increases within the six-month period are grouped together and shown separately from country jurisdictions giving rise to decreases within the six-month period.

(c)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

At June 30, 2016, our unrecognized tax benefits of $729.7 million included $364.5 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

We are currently undergoing income tax audits in Chile, the Czech Republic, Germany, Hungary, the Netherlands, Panama, Poland, Slovakia, Switzerland, Trinidad & Tobago, the U.S. and certain other jurisdictions within the Caribbean and Latin America.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2010 and 2009 income tax returns, as well as a proposed adjustment to our 2013 withholding tax return. We have entered into the appeals process with respect to the 2013, 2010 and 2009 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues. During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2016. The amount of any such reductions could range up to $250 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(9)    Equity

Liberty Global Shareholders

A summary of the changes in our share capital during the six months ended June 30, 2016 is set forth in the table below:

	Liberty Global Shares				LiLAC Shares
	Class A	Class B	Class C	Total	Class A	Class B	Class C	Total
	in millions
Balance at January 1, 2016	$2.5	$0.1	$5.9	$8.5	$0.1	$—	$0.3	$0.4
Impact of CWC Acquisition (a)	0.3	—	0.8	1.1	—	—	0.1	0.1
Repurchase and cancellation of Liberty Global ordinary shares	(0.1)	—	(0.1)	(0.2)	—	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	(0.1)	(0.1)	0.1	—	—	0.1
Balance at June 30, 2016	$2.7	$0.1	$6.5	$9.3	$0.2	$—	$0.4	$0.6
_______________

(a)	For information regarding the issuance of LiLAC Shares to Liberty Global Group shareholders subsequent to June 30, 2016, see note 3.

Share Repurchases

During the six months ended June 30, 2016, we purchased a total of 12,431,322 Class A Liberty Global Shares at a weighted average price of $33.64 and 16,244,889 Class C Liberty Global Shares at a weighted average price of $34.18 for an aggregate purchase price of $973.4 million, including direct acquisition costs and the effects of derivative instruments. At June 30, 2016, the remaining amount authorized for share repurchases was $3,031.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(10)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions
Liberty Global:
Performance-based incentive awards (a)	$35.8	$28.5	$76.9	$70.6
Other share-based incentive awards	33.1	25.1	58.5	50.5
Total Liberty Global	68.9	53.6	135.4	121.1
Telenet share-based incentive awards	3.6	2.4	4.6	5.6
Other	2.1	0.6	3.6	1.3
Total	$74.6	$56.6	$143.6	$128.0
Included in:
Operating expense:
Liberty Global Group	$1.1	$1.1	$1.6	$1.8
LiLAC Group	0.3	0.3	0.5	0.3
Total operating expense	1.4	1.4	2.1	2.1
SG&A expense:
Liberty Global Group	70.3	53.9	137.0	125.7
LiLAC Group	2.9	1.3	4.5	0.2
Total SG&A expense	73.2	55.2	141.5	125.9
Total	$74.6	$56.6	$143.6	$128.0
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

The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Liberty Global ordinary shares as of June 30, 2016:

	Non-performance-based awards (a)	Performance- based awards (a) (b)

Total compensation expense not yet recognized (in millions)	$236.6	$209.4
Weighted average period remaining for expense recognition (in years)	2.9	2.7
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
June 30, 2016
(unaudited)

plans of Virgin Media, including Virgin Media’s 2010 stock incentive plan. All new awards are granted under the Liberty Global 2014 Incentive Plan or the Liberty Global 2014 Nonemployee Director Incentive Plan.

(b)	Amounts relate to (i) PSUs, including $180.8 million related to the 2016 PSUs, and (ii) the PGUs.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares:

	Six months ended
	June 30,
	2016	2015
Assumptions used to estimate fair value of options and share appreciation rights (SARs) granted:
Risk-free interest rate	1.01 - 1.46%	0.96 - 1.89%
Expected life	3.2 - 5.5 years	3.0 - 5.5 years
Expected volatility	27.4 - 37.4%	23.1 - 30.1%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$10.31	$14.73
SARs	$8.67	$10.78
Restricted share units (RSUs)	$37.93	$51.97
PSUs	$34.09	$51.69
Total intrinsic value of awards exercised (in millions):
Options	$3.1	$93.5
SARs	$34.2	$40.1
PSARs	$—	$0.2
Cash received from exercise of options (in millions)	$14.4	$37.0
Income tax benefit related to share-based compensation (in millions)	$29.0	$28.0

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Share-based Award Activity — Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during 2016 with respect to awards issued by Liberty Global:

Liberty Global Shares

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	873,333	$22.85
Granted	79,899	$36.06
Forfeited	(9,328)	$34.59
Exercised	(207,034)	$20.99
Outstanding at June 30, 2016	736,870	$24.66	4.5	$6.0
Exercisable at June 30, 2016	499,248	$20.58	3.7	$5.4

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	2,738,536	$23.98
Granted	159,798	$35.15
Forfeited	(51,787)	$35.07
Exercised	(541,147)	$19.40
Outstanding at June 30, 2016	2,305,400	$25.58	5.3	$16.4
Exercisable at June 30, 2016	1,304,011	$19.05	3.5	$14.6

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	7,693,152	$34.89
Granted	2,641,914	$37.73
Forfeited	(123,302)	$43.48
Exercised	(336,732)	$11.64
Outstanding at June 30, 2016	9,875,032	$36.34	4.9	$18.2
Exercisable at June 30, 2016	4,136,581	$30.20	3.4	$18.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Liberty Global Shares — continued:

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	18,685,347	$31.70
Granted	5,283,828	$36.60
Forfeited	(256,622)	$41.60
Exercised	(995,103)	$11.66
Outstanding at June 30, 2016	22,717,450	$33.61	4.6	$55.6
Exercisable at June 30, 2016	10,937,013	$27.51	3.2	$55.5

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	2,889,457	$31.93
Forfeited	(657)	$31.87
Outstanding at June 30, 2016	2,888,800	$31.93	4.0	$—
Exercisable at June 30, 2016	2,888,800	$31.93	4.0	$—

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	8,629,481	$30.52
Forfeited	(1,961)	$30.46
Outstanding at June 30, 2016	8,627,520	$30.52	4.0	$—
Exercisable at June 30, 2016	8,672,520	$30.52	4.0	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Liberty Global Shares — continued:

RSUs — Class A ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	564,976	$44.06
Granted	268,427	$37.72
Forfeited	(23,233)	$46.22
Released from restrictions	(101,374)	$41.30
Outstanding at June 30, 2016	708,796	$41.98	3.4

RSUs — Class C ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	1,194,182	$41.64
Granted	536,854	$36.59
Forfeited	(50,385)	$44.29
Released from restrictions	(236,244)	$38.06
Outstanding at June 30, 2016	1,444,407	$40.26	3.3

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	1,690,200	$42.61
Granted	2,075,660	$34.70
Performance adjustment (a)	17,499	$39.33
Forfeited	(16,719)	$45.12
Released from restrictions	(696,341)	$39.51
Outstanding at June 30, 2016	3,070,299	$37.93	2.5

PGUs — Class B ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	666,667	$42.43
Released from restriction	(333,333)	$42.43
Outstanding at June 30, 2016	333,334	$42.43	0.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Liberty Global Shares — continued:

PSUs — Class C ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	2,158,351	$41.30
Granted	4,151,320	$33.63
Performance adjustment (a)	35,000	$38.08
Forfeited	(33,508)	$43.47
Released from restrictions	(837,276)	$35.58
Outstanding at June 30, 2016	5,473,887	$36.32	2.7
_______________

(a)
Represents the increase in PSUs associated with the first quarter 2016 determination that 103.6% of the PSUs that were granted in 2014 (the 2014 PSUs) had been earned. Half of the earned 2014 PSUs were released from restrictions on April 1, 2016 and, subject to forfeitures, the remainder will be released on October 1, 2016.

LiLAC Shares

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	21,233	$24.29
Granted	3,995	$37.16
Forfeited	(238)	$43.84
Exercised	(1,312)	$9.56
Outstanding at June 30, 2016	23,678	$27.08	4.1	$0.2
Exercisable at June 30, 2016	16,388	$21.45	3.2	$0.2

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	57,742	$22.42
Granted	7,990	$38.67
Forfeited	(474)	$43.91
Exercised	(4,439)	$9.86
Outstanding at June 30, 2016	60,819	$25.30	3.8	$0.6
Exercisable at June 30, 2016	46,224	$20.43	3.1	$0.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

LiLAC Shares — continued:

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	233,192	$31.07
Granted	71,990	$37.53
Forfeited	(1,963)	$39.57
Exercised	(6,852)	$7.84
Outstanding at June 30, 2016	296,367	$33.12	4.7	$1.0
Exercisable at June 30, 2016	140,195	$26.72	3.2	$1.0

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	579,273	$29.73
Granted	143,980	$40.61
Forfeited	(4,173)	$39.81
Exercised	(19,413)	$8.01
Outstanding at June 30, 2016	699,667	$32.51	4.4	$3.1
Exercisable at June 30, 2016	377,302	$25.79	3.0	$3.1

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	140,127	$30.08
Forfeited	(33)	$30.02
Outstanding at June 30, 2016	140,094	$30.08	4.0	$0.3
Exercisable at June 30, 2016	140,094	$30.08	4.0	$0.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

LiLAC Shares — continued:

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	418,492	$30.30
Forfeited	(99)	$30.23
Outstanding at June 30, 2016	418,393	$30.30	4.0	$—
Exercisable at June 30, 2016	418,393	$30.30	4.0	$—

RSUs — Class A ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	1,713	$45.12
Granted (a)	52,349	$40.79
Released from restrictions	(301)	$48.09
Outstanding at June 30, 2016	53,761	$40.89	1.8

RSUs — Class C ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	3,428	$43.97
Granted (a)	128,186	$42.79
Released from restrictions	(606)	$44.03
Outstanding at June 30, 2016	131,008	$42.82	1.8

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	86,303	$42.56
Granted	72,848	$35.46
Performance adjustment (b)	870	$39.33
Forfeited	(755)	$46.11
Released from restrictions	(34,413)	$39.57
Outstanding at June 30, 2016	124,853	$39.20	2.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

LiLAC Shares — continued:

PGUs — Class B ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	33,333	$42.43
Released from restriction	(16,666)	$42.43
Outstanding at June 30, 2016	16,667	$42.43	0.7

PSUs — Class C ordinary shares	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	111,215	$41.36
Granted	145,696	$37.70
Performance adjustment (b)	1,741	$38.08
Forfeited	(1,518)	$44.44
Released from restrictions	(40,692)	$35.69
Outstanding at June 30, 2016	216,442	$39.91	2.5
_______________

(a)
Includes 52,306 of LiLAC Class A and 128,100 of LiLAC Class C share-based incentive awards granted to CWC employees following the CWC Acquisition. These awards include 8,370 LiLAC Class A and 20,506 LiLAC Class C awards that will vest on June 1, 2017 and 43,936 LiLAC Class A and 107,594 LiLAC Class C awards that will vest on June 1, 2018. The weighted average grant-date fair values for the LiLAC Class A and LiLAC Class C awards granted to CWC employees were $40.79 and $42.79, respectively.

(b)
Represents the increase in PSUs associated with the first quarter 2016 determination that 103.6% of the 2014 PSUs had been earned. Half of the earned 2014 PSUs were released from restrictions on April 1, 2016, and, subject to forfeitures, the remainder will be released on October 1, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(11) Restructuring Liability

A summary of the changes in our restructuring liability during the six months ended June 30, 2016 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2016	$68.5	$7.3	$70.7	$146.5
Restructuring charges	78.7	1.4	4.2	84.3
Cash paid	(49.0)	(1.2)	(33.3)	(83.5)
CWC and BASE liability at acquisition date	13.7	—	1.4	15.1
Foreign currency translation adjustments and other	(1.6)	—	1.9	0.3
Restructuring liability as of June 30, 2016	$110.3	$7.5	$44.9	$162.7

Current portion	$90.5	$2.8	$9.6	$102.9
Noncurrent portion	19.8	4.7	35.3	59.8
Total	$110.3	$7.5	$44.9	$162.7

Our restructuring charges during the six months ended June 30, 2016 include employee severance and termination costs related to certain reorganization and integration activities of $35.7 million in Germany, $13.2 million in U.K./Ireland, $10.8 million in the European Operations Division’s central operations, $7.6 million in the Netherlands and $6.6 million in Chile.

We expect to continue to record significant restructuring charges over the next 12 months, due largely to our ongoing company-wide effort to optimize our operating model. In addition, we expect to undertake further restructuring programs in certain of our operating segments, including programs in connection with the integration of acquired entities.

(12)    Earnings or Loss per Share

Basic EPS is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, PSARs, RSUs and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net earnings (loss) attributable to holders of Liberty Global Shares, LiLAC Shares and Old Liberty Global Shares are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	in millions
Net earnings (loss) attributable to holders of:
Liberty Global Shares	$204.2	$—	$(126.4)	$—
LiLAC Shares	(102.8)	—	(141.3)	—
Old Liberty Global Shares	—	(464.7)	—	(1,002.2)
Net earnings (loss) attributable to Liberty Global shareholders	$101.4	$(464.7)	$(267.7)	$(1,002.2)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

The details of our weighted average ordinary shares outstanding are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average ordinary shares outstanding:
Liberty Global Shares:
Basic	892,530,351		868,011,483
Diluted	900,686,305		868,011,483
LiLAC Shares:
Basic	50,357,803		47,145,780
Diluted	50,357,803		47,145,780
Old Liberty Global Shares:
Basic		880,850,801		884,040,481
Diluted		880,850,801		884,040,481

Liberty Global Shares

The details of the calculation of EPS with respect to Liberty Global Shares for the three months ended June 30, 2016 are set forth in the following table:

Numerator:
Net earnings attributable to holders of Liberty Global Shares (basic and diluted EPS computation) (in millions)	$204.2

Denominator:
Weighted average ordinary shares (basic EPS computation)	892,530,351
Incremental shares attributable to the assumed exercise of outstanding options, SARs and PSARs and the release of share units upon vesting (treasury stock method)	8,155,954
Weighted average ordinary shares (diluted EPS computation)	900,686,305

A total of 24.3 million options, SARs, PSARs and RSUs and 2.7 million shares issuable upon conversion of the VM Convertible Notes were excluded from the calculation of diluted earnings per share during the three months ended June 30, 2016 because their effect would have been anti-dilutive.

We reported a loss attributable to holders of Liberty Global Shares for the six months ended June 30, 2016. Therefore, the potentially dilutive effect at June 30, 2016 of the following items was not included in the computation of diluted loss per share attributable to holders of Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 49.3 million, (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 8.9 million and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.7 million.

LiLAC Shares

We reported losses attributable to holders of LiLAC Shares for the three and six months ended June 30, 2016. Therefore, the potentially dilutive effect at June 30, 2016 of the following items was not included in the computation of diluted loss per share attributable to holders of LiLAC Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 1.8 million and (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 0.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

For information concerning additional LiLAC Shares issued on July 1, 2016, see note 3.

Old Liberty Global Shares

We reported losses attributable to holders of Old Liberty Global Shares for the three and six months ended June 30, 2015. Therefore, the potentially dilutive effect at June 30, 2015 of the following items was not included in the computation of diluted loss per share attributable to holders of Old Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 42.0 million, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 5.3 million and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million.

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2016. The commitments of CWC have been excluded from the table pending our verification of the amounts. These excluded commitments are not expected to be material in relation to our total commitments.

	Payments due during:
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter	Total
	in millions

Programming commitments	$577.3	$1,040.9	$872.0	$429.1	$164.9	$7.4	$0.8	$3,092.4
Network and connectivity commitments	729.5	313.7	171.1	96.9	61.5	52.9	875.9	2,301.5
Purchase commitments	767.0	288.8	142.7	85.8	67.7	18.3	61.3	1,431.6
Operating leases	80.3	144.4	121.9	95.2	73.9	60.5	245.0	821.2
Other commitments	68.4	57.5	36.7	32.4	16.3	14.2	16.5	242.0
Total (a)	$2,222.5	$1,845.3	$1,344.4	$739.4	$384.3	$153.3	$1,199.5	$7,888.7
_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our June 30, 2016 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,249.6 million (including $1,104.7 million for the Liberty Global Group and $144.9 million for the LiLAC Group) and $1,131.9 million (including $1,010.0 million for the Liberty Global Group and $121.9 million for the LiLAC Group) during the six months ended June 30, 2016 and 2015, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) service commitments associated with our network extension projects, primarily in the U.K., (iii) commitments

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2016 and 2015, see note 4.

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

Telenet intends to defend itself vigorously in the resumed proceedings and does not expect an outcome before the end of 2017. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($22.1 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($84 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. While we expect a decision by the court of first instance by the end of 2016, the resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims previously asserted by the incumbent telephone operator (PRTC) against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). The PRTC Claim includes an allegation that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against the incumbent telephone operator in Puerto Rico beginning in 2009. In March 2014, a separate class action claim was filed in Puerto Rico (the Class Action Claim) containing allegations substantially similar to those asserted in the PRTC Claim, but alleging ongoing injury on behalf of a consumer class (as opposed to harm to a competitor). In July 2016, the judge presiding over the PRTC Claim in the United States District Court for the District of Maine (the District Court) granted OneLink summary judgment that dismissed the PRTC Claim in its entirety, subject to appeal. We are currently unable to predict whether the District Court’s decision will be appealed or the outcome of any such appeal. The former owners of OneLink have partially indemnified us through November 8, 2016 for any losses we may incur in connection with the PRTC Claim up to a specified maximum amount. However, the indemnity does not cover any potential losses resulting from the Class Action Claim. Liberty Puerto Rico has recorded a provision and a related indemnification asset representing its best estimate of the net loss that it may incur upon the ultimate resolution of the PRTC Claim. Notwithstanding the July 2016 summary judgment mentioned above, we do not anticipate reversing the provision or any unclaimed portion of the indemnification asset until such time as the final disposition of this matter has been reached.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

In February 2012, Telenet submitted draft reference offers regarding the obligations described above, and the Belgium Regulatory Authorities published the final decision on September 9, 2013. Telenet has implemented the access obligations as described in its reference offers and, on March 1, 2016, Orange Belgium NV (Orange Belgium), formerly known as Mobistar SA, launched a commercial offer combining a cable TV package and broadband internet access for certain of their mobile customers. In addition, as a result of the November 2014 decision by the Brussels Court of Appeal described below, on November 14, 2014, Proximus submitted a request to Telenet to commence access negotiations. Telenet contests this request and has asked the Belgium Regulatory Authorities to assess the reasonableness of the Proximus request. The timing for a decision regarding this assessment by the Belgium Regulatory Authorities is not known, but is expected before the end of 2016.

On December 14, 2015, the Belgium Regulatory Authorities published a draft decision, which amended previously-issued decisions and sets forth the “retail minus” tariffs of minus 26% for basic television (basic analog and digital video package) and minus 18% for the bundle of basic television and broadband internet services during an initial two-year period. Following this two-year period, the tariffs would change to minus 15% and 7%, respectively. The draft decision was notified to the European Commission and a final decision was adopted on February 19, 2016. On April 25, 2016, Telenet filed an appeal challenging this decision with Court of Appeals in Brussels. A “retail minus” method of pricing involves a wholesale tariff calculated as the retail price for the offered service by Telenet, excluding VAT and copyrights, and further deducting the retail costs avoided by offering the wholesale service (such as costs for billing, franchise, consumer service, marketing and sales).

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On November 12, 2014, the Brussels Court of Appeal rejected Telenet’s appeal of the July 2011 Decision and accepted Proximus’s claim that Proximus should be allowed access to Telenet’s, among other operators, digital television platform and the resale of bundles of digital video and broadband internet services. On November 30, 2015, Telenet filed an appeal of this decision with the Belgian Supreme Court. In 2015, Telenet and wireless operator Orange Belgium each filed an appeal with the Brussels Court of Appeal against the decision regarding the quantitative aspects of the reference offers. A decision with respect to these appeals is expected during 2016. There can be no certainty that Telenet’s appeals will be successful.

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

Financial Transactions Tax. Certain countries in the E.U., including Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (the FTT). Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price. Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the participating countries. Although there continues to be ongoing discussions in the relevant countries around the FTT, uncertainty remains as to if and when the FTT will be implemented and the breadth of its application. Based on our understanding of the current status of the potential FTT, we do not expect that any implementation of the FTT would occur before January 2017. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform. Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £46.3 million ($61.4 million) as of June 30, 2016. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

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

Hungary VAT Matter. In February 2016, our direct-to-home satellite (DTH) operations in Luxembourg received a second instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities have assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,413.2 million ($19.0 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and interpretations thereof, including a binding tax ruling that we received from the Hungarian government in 2010. Although, under applicable law, the full amount of the assessment was due on March 1, 2016, we filed a request for suspension of payment, which was denied in May 2016. In June 2016, we filed an appeal against the negative decision for suspension of payment. Accordingly, no payment has been made. We expect a decision on our appeal for suspension of payment in the coming months, at which time we may be required to make a payment equal to the assessed amount. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

Telenet MVNO Matter. Telenet and Orange Belgium were in dispute over amounts payable to Orange Belgium with respect to certain provisions of their MVNO agreement, and Orange Belgium initiated legal proceedings against Telenet claiming, among other things, that the migration period after termination or expiration of the MVNO agreement should be shortened from 24 months to six months. In May 2016, the parties reached an agreement settling all outstanding legal disputes between both companies and defining the terms and conditions of the MVNO arrangement including the future termination date of the MVNO agreement. We consider this matter closed.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the E.U. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

The Valuation Office Agency in the U.K. has indicated its intention to significantly increase charges for network infrastructure in the U.K. effective April 1, 2017. Although we do not believe that the potential increases are warranted, we cannot predict whether the increased charges will be implemented, or if implemented, what the amount of the increased charges will be. Nevertheless, any significant increase in network infrastructure charges in the U.K. could have an adverse impact on our and Virgin Media’s results of operations.

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

In addition to the foregoing items, we have contingent liabilities related to matters arising in the ordinary course of business, including (i) legal proceedings, (ii) issues involving VAT and wage, property, withholding and other tax issues and (iii) disputes over interconnection, programming, copyright and channel carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

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

Adjusted operating income before depreciation and amortization (Adjusted OIBDA) is the primary measure used by our chief operating decision maker to evaluate segment operating performance. Adjusted OIBDA is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, Adjusted OIBDA is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total segment Adjusted OIBDA to our earnings (loss) before income taxes is presented below.

As of June 30, 2016, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	CWC

•	Chile

•	Puerto Rico

All of the reportable segments set forth above derive their revenue primarily from consumer and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Puerto Rico, mobile services. At June 30, 2016, our operating segments in the European Operations Division provided consumer and B2B services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Operations Division. In addition, our LiLAC Division provides consumer and B2B services in (a) 18 countries, all but one of which are located in Latin America and the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B services in certain other countries in Latin America and the Caribbean

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

and (2) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. The corporate and other category for the Liberty Global Group includes less significant consolidated operating segments that provide programming and other services. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of CWC that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of CWC and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. For additional information, see note 1.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,717.7	$1,759.6	$3,404.2	$3,471.0
The Netherlands	678.8	683.9	1,348.6	1,391.3
Germany	643.5	591.0	1,260.6	1,188.9
Belgium (a)	707.3	500.3	1,317.5	1,003.0
Switzerland/Austria	447.0	448.8	880.4	888.1
Total Western Europe	4,194.3	3,983.6	8,211.3	7,942.3
Central and Eastern Europe	274.0	267.2	540.1	535.4
Central and other	(0.9)	(1.0)	(3.3)	(3.8)
Total European Operations Division	4,467.4	4,249.8	8,748.1	8,473.9
Corporate and other	15.2	12.8	29.8	25.6
Intersegment eliminations (b)	(11.4)	(7.5)	(22.6)	(15.3)
Total Liberty Global Group	4,471.2	4,255.1	8,755.3	8,484.2
LiLAC Group:
LiLAC Division:
CWC (c)	285.6	—	285.6	—
Chile	210.6	220.8	410.6	429.6
Puerto Rico (d)	106.9	90.6	210.8	169.6
Total LiLAC Division	603.1	311.4	907.0	599.2
Intersegment eliminations	(0.2)	—	(0.2)	—
Total LiLAC Group	602.9	311.4	906.8	599.2
Total	$5,074.1	$4,566.5	$9,662.1	$9,083.4
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	Amounts are primarily related to transactions between our European Operations Division and our programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(c)	The amounts presented for the 2016 periods reflect the post-acquisition revenue of CWC, which was acquired on May 16, 2016.

(d)	The amounts presented for the 2015 periods exclude the pre-acquisition revenue of Choice, which was acquired on June 3, 2015.

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$765.5	$805.6	$1,510.1	$1,568.9
The Netherlands	364.1	371.0	732.0	738.9
Germany	400.3	366.9	779.7	730.9
Belgium (a)	311.3	260.8	581.1	507.8
Switzerland/Austria	263.6	259.7	521.7	508.5
Total Western Europe	2,104.8	2,064.0	4,124.6	4,055.0
Central and Eastern Europe	114.6	118.4	225.5	236.5
Central and other	(82.1)	(72.7)	(166.4)	(140.6)
Total European Operations Division	2,137.3	2,109.7	4,183.7	4,150.9
Corporate and other	(62.7)	(52.3)	(115.5)	(104.4)
Total Liberty Global Group	2,074.6	2,057.4	4,068.2	4,046.5
LiLAC Group:
LiLAC Division:
CWC (b)	101.0	—	101.0	—
Chile	81.8	87.6	158.1	163.6
Puerto Rico (c)	50.0	40.8	96.8	74.3
Total LiLAC Division	232.8	128.4	355.9	237.9
Corporate and other	(1.7)	(0.8)	(2.9)	(2.1)
Total LiLAC Group	231.1	127.6	353.0	235.8
Total	$2,305.7	$2,185.0	$4,421.2	$4,282.3
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition Adjusted OIBDA of CWC, which was acquired on May 16, 2016.

(c)	The amounts presented for the 2015 periods exclude the pre-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

The following table provides a reconciliation of total segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Total segment Adjusted OIBDA	$2,305.7	$2,185.0	$4,421.2	$4,282.3
Share-based compensation expense	(74.6)	(56.6)	(143.6)	(128.0)
Depreciation and amortization	(1,553.0)	(1,477.8)	(2,988.5)	(2,929.2)
Impairment, restructuring and other operating items, net	(190.3)	(25.7)	(214.7)	(42.7)
Operating income	487.8	624.9	1,074.4	1,182.4
Interest expense	(657.1)	(600.8)	(1,276.4)	(1,216.7)
Realized and unrealized gains (losses) on derivative instruments, net	1,052.0	(679.7)	543.3	(61.2)
Foreign currency transaction gains (losses), net	(298.1)	340.4	40.9	(695.2)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(376.4)	110.8	(644.6)	262.2
Losses on debt modification and extinguishment, net	(19.6)	(73.8)	(23.9)	(348.3)
Other income (expense), net	(23.5)	(1.7)	29.8	(2.7)
Earnings (loss) before income taxes	$165.1	$(279.9)	$(256.5)	$(879.5)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
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

	Six months ended June 30,
	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$771.9	$723.2
The Netherlands	283.0	251.9
Germany	284.1	268.1
Belgium (a)	225.4	139.9
Switzerland/Austria	144.2	139.3
Total Western Europe	1,708.6	1,522.4
Central and Eastern Europe	142.3	113.3
Central and other	166.8	162.2
Total European Operations Division	2,017.7	1,797.9
Corporate and other	6.3	41.7
Total Liberty Global Group	2,024.0	1,839.6
LiLAC Group:
CWC (b)	53.6	—
Chile	109.5	89.6
Puerto Rico (c)	41.8	36.3
Total LiLAC Group	204.9	125.9
Total property and equipment additions	2,228.9	1,965.5
Assets acquired under capital-related vendor financing arrangements	(946.4)	(675.9)
Assets acquired under capital leases	(41.8)	(74.5)
Changes in current liabilities related to capital expenditures	35.4	47.3
Total capital expenditures	$1,276.1	$1,262.4
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition property and equipment additions of BASE, which was acquired on February 11, 2016.

(b)	The amount presented for the 2016 period reflects the post-acquisition property and equipment additions of CWC, which was acquired on May 16, 2016.

(c)	The amount presented for the 2015 period excludes the pre-acquisition property and equipment additions of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions
Subscription revenue (a):
Video	$1,614.0	$1,605.0	$3,181.7	$3,210.8
Broadband internet	1,361.8	1,271.0	2,642.7	2,503.9
Fixed-line telephony	781.4	798.8	1,533.5	1,595.0
Cable subscription revenue	3,757.2	3,674.8	7,357.9	7,309.7
Mobile (b)	435.3	261.2	728.5	512.9
Total subscription revenue	4,192.5	3,936.0	8,086.4	7,822.6
B2B revenue (c)	502.7	385.0	890.5	762.9
Other revenue (b) (d)	378.9	245.5	685.2	497.9
Total	$5,074.1	$4,566.5	$9,662.1	$9,083.4
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $77.7 million and $53.1 million during the three months ended June 30, 2016 and 2015, respectively, and $142.7 million and $107.5 million during the six months ended June 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $93.8 million and $67.4 million during the three months ended June 30, 2016 and 2015, respectively, and $180.6 million and $130.0 million during the six months ended June 30, 2016 and 2015, respectively.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, channel carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K.	$1,605.6	$1,662.4	$3,184.1	$3,274.4
The Netherlands	678.8	683.9	1,348.6	1,391.3
Belgium (a)	707.3	500.3	1,317.5	1,003.0
Germany	643.5	591.0	1,260.6	1,188.9
Switzerland	350.5	357.3	689.8	704.1
Ireland	112.1	97.2	220.1	196.6
Poland	99.4	101.2	196.0	202.2
Austria	96.5	91.5	190.6	184.0
Hungary	68.0	65.2	133.4	130.2
The Czech Republic	45.3	43.8	89.5	88.2
Romania	42.9	38.7	84.3	77.6
Slovakia	15.0	14.8	29.7	30.0
Other	2.5	2.5	3.9	3.4
Total European Operations Division	4,467.4	4,249.8	8,748.1	8,473.9
Other, including intersegment eliminations	3.8	5.3	7.2	10.3
Total Liberty Global Group	4,471.2	4,255.1	8,755.3	8,484.2
LiLAC Group:
LiLAC Division:
CWC (b):
Panama	83.2	—	83.2	—
Jamaica	40.4	—	40.4	—
Bahamas	37.2	—	37.2	—
Barbados	26.6	—	26.6	—
Trinidad & Tobago	20.1	—	20.1	—
Other (c)	78.1	—	78.1	—
Total CWC	285.6	—	285.6	—
Chile	210.6	220.8	410.6	429.6
Puerto Rico (d)	106.9	90.6	210.8	169.6
Total LiLAC Division	603.1	311.4	907.0	599.2
Intersegment eliminations	(0.2)	—	(0.2)	—
Total LiLAC Group	602.9	311.4	906.8	599.2
Total	$5,074.1	$4,566.5	$9,662.1	$9,083.4
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition revenue of BASE, which was acquired on February 11, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2016
(unaudited)

(b)	The amounts presented for the 2016 periods reflect the post-acquisition revenue of CWC, which was acquired on May 16, 2016.

(c)	Amounts for the 2016 periods include revenue from CWC’s other consumer and B2B operations, primarily in other countries in the Caribbean and Latin America, as well as intercompany eliminations.

(d)	The amounts presented for the 2015 periods exclude the pre-acquisition revenue of Choice, which was acquired on June 3, 2015.

(15)    Subsequent Event

UPC Broadband Holding Refinancing Transaction

In July 2016, UPC Broadband Holding entered into a new $2,150.0 million term loan facility (UPC Facility AN). UPC Facility AN was issued at 99.5% of par, matures on August 31, 2024, bears interest at a rate of LIBOR plus 3.0% and has a LIBOR floor of 0.0%. The net proceeds from UPC Facility AN will be used to prepay (i) the $1,305.0 million outstanding principal amount of UPC Facility AH, (ii) the $675.0 million outstanding principal amount of UPC Facility AC, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance V Limited (UPCB Finance V) and, in turn, UPCB Finance V will use such proceeds to fully redeem the $675.0 million principal amount of its 7.250% senior secured notes and (iii) 10% of the $750.0 million original principal amount of UPC Facility AD, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance VI Limited (UPCB Finance VI) and, in turn, UPCB Finance VI will use such proceeds to redeem 10% of its $750.0 million original principal amount of 6.875% senior secured notes (the UPCB Finance VI Notes). The redemption price for the UPCB Finance VI Notes is 103% of the applicable redeemed principal amount.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2015 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2016 and 2015.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2016.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to network extensions), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2015 Annual Report on Form 10-K and updated herein under Item 1A, Risk Factors in Part II, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired, such as Ziggo Holding B.V. (Ziggo), Choice, BASE and CWC, or we expect to acquire;

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

•
the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to consumers and businesses, with consolidated operations at June 30, 2016 in more than 30 countries. We provide consumer and B2B services in (i) the U.K. and Ireland through Virgin Media, (ii) the Netherlands through Ziggo Group Holding, (iii) Germany through Unitymedia, (iv) Belgium through Telenet and (v) seven other European countries through UPC Holding. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In addition, we provide consumer and B2B services in (a) 18 countries, predominantly in Latin America or the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B services in certain other countries in Latin America and the Caribbean and (2) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

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

We have completed a number of transactions that impact the comparability of our 2016 and 2015 results of operations, including the CWC Acquisition on May 16, 2016, the BASE Acquisition on February 11, 2016 and the Choice Acquisition on June 3, 2015. For further information regarding our acquisitions and a pending joint venture transaction, see note 3 to our condensed consolidated financial statements.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At June 30, 2016, we owned and operated networks that passed 55,805,100 homes and served 59,314,200 revenue generating units (RGUs), consisting of 24,247,600 video subscribers, 19,119,400 broadband internet subscribers and 15,947,200 fixed-line telephony subscribers. In addition, at June 30, 2016, we served 10,576,600 mobile subscribers.

Including the effect of acquisitions, we added a total of 2,152,800 and 2,323,500 RGUs during the three and six months ended June 30, 2016, respectively. Excluding the effect of acquisitions (RGUs added on the acquisition date), but including post-acquisition date changes in RGUs, we added 277,000 and 432,900 RGUs on an organic basis during the three and six months ended June 30, 2016, respectively, as compared to 138,300 and 206,700 RGUs added on an organic basis during the corresponding prior-year periods. The organic RGU growth during the three and six months ended June 30, 2016 is primarily attributable to the net effect of (i) increases of 191,000 and 369,200 broadband internet RGUs, respectively, (ii) decreases of 116,600 and 277,600 basic video RGUs, respectively, (iii) increases of 148,500 and 264,500 fixed-line telephony RGUs, respectively, and (iv) increases of 52,700 and 79,100 enhanced video RGUs, respectively.

Including the effect of acquisitions, we added 3,759,700 and 5,789,600 mobile subscribers during the three and six months ended June 30, 2016, respectively. Excluding the effect of acquisitions, we added 61,800 and 94,100 mobile subscribers on an organic basis during the three and six months ended June 30, 2016, respectively, as compared to 95,800 and 137,900 added on an organic basis during the corresponding prior-year periods. The organic growth during the three and six months ended June 30, 2016 includes (i) increases in postpaid mobile subscribers of 119,100 and 218,900, respectively, and (ii) decreases in prepaid mobile subscribers of 57,300 and 124,800, respectively.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node and advanced digital subscriber line technologies), DTH operators and/or other providers in substantially all of our markets. In the Bahamas, where CWC is currently the only provider of mobile services, we expect to experience a significant increase in competition later this year when a broadband communications operator is expected to begin offering mobile services. In addition, in certain of CWC's markets, CWC is experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. In certain of our markets, this significant competition, together with the maturation of these markets, has contributed to organic declines in revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), the more notable of which include:

(i)	organic declines in (a) cable subscription in the Netherlands and Switzerland and (b) overall revenue in the Netherlands during the second quarter of 2016, as compared to the second quarter of 2015;

(ii)
organic declines during the second quarter of 2016 in (a) video RGUs in the majority of our markets, as declines in our basic video RGUs generally exceeded additions to our enhanced video RGUs (including migrations from basic video) in these markets, (b) fixed-line telephony RGUs in the Netherlands, Chile and Switzerland, (c) broadband internet RGUs in Switzerland and (d) total RGUs in the Netherlands and Switzerland; and

(iii)	organic declines in overall cable ARPU in the Netherlands and many of our other markets during the second quarter of 2016, as compared to the second quarter of 2015.

On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, Brexit. Although the vote is non-binding, it is expected that the referendum will be passed into law and the British government will commence negotiations to determine the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations (including the U.S.) as the U.K. pursues independent trade relations. The initial impact of the announcement of Brexit caused significant volatility in global stock markets, including in the prices of our shares, as well as significant currency fluctuations that resulted in the strengthening of the U.S. dollar (our reporting currency) against foreign currencies in which we conduct business, namely the British pound sterling and the euro. As further described under Item 1A. Risk Factors in Part II of this Quarterly Report, the effects of Brexit could adversely affect our business, results of operations and financial condition.

We are also facing a challenging economic environment in Puerto Rico due in part to the government’s liquidity issues. In this regard, the Puerto Rico government has failed to make significant portions of its scheduled debt payments during 2016. Although the Puerto Rico government has implemented tax increases and other measures to improve its solvency and the U.S. has implemented legislation designed to help manage Puerto Rico’s debt crisis, it remains possible, if not likely, that Puerto Rico will be required to restructure its debt obligations. If the fiscal and economic conditions in Puerto Rico were to worsen, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2016 and 2015 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three months following the acquisition date, as adjusted to remove integration costs and any other material nonrecurring or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the estimated acquisition impact and the actual results. Our organic growth percentages may be impacted by the fact that the numerator for the organic growth percentages includes the organic growth of the acquired entity, while the denominator may not include any amounts related to the acquired entity.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating subsidiaries, except for Puerto Rico, CWC and certain of CWC’s subsidiaries, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended June 30, 2016 was to the euro and British pound sterling as 44.8% and 31.6% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

The amounts presented and discussed below represent 100% of each operating segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of CWC that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of CWC and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. For additional information, see note 1 to our condensed consolidated financial statements.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from (i) broadband communications services, including video, broadband internet and fixed-line telephony services, (ii) B2B services and (iii) with the exception of Puerto Rico, mobile services. For detailed information regarding the composition of our reportable segments, see note 14 to our condensed consolidated financial statements.

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA, as further discussed in note 14 to our condensed consolidated financial statements, as well as an analysis of Adjusted OIBDA by reportable segment for the three and six months ended June 30, 2016 and 2015. These tables present (i) the amounts reported by each of our reportable segments for the current and comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions and dispositions). The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our reportable segments for the three and six months ended June 30, 2016 and 2015 at the end of this section.

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

In the U.K., Belgium and Switzerland/Austria, we now offer our customers the option to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract (a Split-contract Program). Revenue associated with handsets sold under a Split-contract Program is recognized upfront and included in other non-subscription revenue. We generally recognize the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments. Prior to the Split-contract Programs, all revenue from handset sales that was contingent upon delivering future airtime services was recognized over the life of the customer contract as part of the monthly fee and included in subscription revenue.

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

Revenue of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,717.7	$1,759.6	$(41.9)	(2.4)	3.3
The Netherlands	678.8	683.9	(5.1)	(0.7)	(2.8)
Germany	643.5	591.0	52.5	8.9	6.7
Belgium (a)	707.3	500.3	207.0	41.4	6.0
Switzerland/Austria	447.0	448.8	(1.8)	(0.4)	1.6
Total Western Europe	4,194.3	3,983.6	210.7	5.3	2.9
Central and Eastern Europe	274.0	267.2	6.8	2.5	3.2
Central and other	(0.9)	(1.0)	0.1	N.M.	N.M.
Total European Operations Division	4,467.4	4,249.8	217.6	5.1	2.9
Corporate and other	15.2	12.8	2.4	18.8	58.3
Intersegment eliminations	(11.4)	(7.5)	(3.9)	N.M.	N.M.
Total Liberty Global Group	4,471.2	4,255.1	216.1	5.1	3.0
LiLAC Group:
LiLAC Division:
CWC (b)	285.6	—	285.6	N.M.	N.M.
Chile	210.6	220.8	(10.2)	(4.6)	4.5
Puerto Rico (c)	106.9	90.6	16.3	18.0	1.4
Total LiLAC Division	603.1	311.4	291.7	93.7	3.6
Intersegment eliminations	(0.2)	—	(0.2)	N.M.	N.M.
Total LiLAC Group	602.9	311.4	291.5	93.6	3.5
Total	$5,074.1	$4,566.5	$507.6	11.1	3.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$3,404.2	$3,471.0	$(66.8)	(1.9)	3.5
The Netherlands	1,348.6	1,391.3	(42.7)	(3.1)	(3.0)
Germany	1,260.6	1,188.9	71.7	6.0	6.1
Belgium (a)	1,317.5	1,003.0	314.5	31.4	5.8
Switzerland/Austria	880.4	888.1	(7.7)	(0.9)	2.0
Total Western Europe	8,211.3	7,942.3	269.0	3.4	2.9
Central and Eastern Europe	540.1	535.4	4.7	0.9	2.9
Central and other	(3.3)	(3.8)	0.5	N.M.	N.M.
Total European Operations Division	8,748.1	8,473.9	274.2	3.2	2.9
Corporate and other	29.8	25.6	4.2	16.4	60.1
Intersegment eliminations	(22.6)	(15.3)	(7.3)	N.M.	N.M.
Total Liberty Global Group	8,755.3	8,484.2	271.1	3.2	3.0
LiLAC Group:
LiLAC Division:
CWC (b)	285.6	—	285.6	N.M.	N.M.
Chile	410.6	429.6	(19.0)	(4.4)	6.0
Puerto Rico (c)	210.8	169.6	41.2	24.3	2.1
Total LiLAC Division	907.0	599.2	307.8	51.4	4.9
Intersegment eliminations	(0.2)	—	(0.2)	N.M.	N.M.
Total LiLAC Group	906.8	599.2	307.6	51.3	4.9
Total	$9,662.1	$9,083.4	$578.7	6.4	3.1
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition revenue of CWC, which was acquired on May 16, 2016.

(c)	The amounts presented for the 2015 periods exclude the pre-acquisition revenue of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

General. While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in substantially all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU. For a description of the more notable recent impacts of this competition on our broadband communications markets, see Overview above.

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers outstanding during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (a) price increases, (b) changes in bundling or promotional discounts, (c) changes in the tier of services selected, (d) variances in subscriber usage patterns and (e) the overall mix of cable and mobile products within a segment during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our video, broadband internet, fixed-line telephony and mobile products.

U.K./Ireland. The decreases in U.K./Ireland’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $57.9 million or 3.3% and $120.6 million or 3.5%, respectively, (ii) the impact of an acquisition, (iii) the impact of disposals and (iv) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$29.2	$—	$29.2	$50.7	$—	$50.7
ARPU (b)	3.3	—	3.3	18.9	—	18.9
Total increase in cable subscription revenue	32.5	—	32.5	69.6	—	69.6
Decrease in mobile subscription revenue (c)	(19.4)	—	(19.4)	(32.5)	—	(32.5)
Total increase in subscription revenue	13.1	—	13.1	37.1	—	37.1
Increase in B2B revenue (d)	—	13.6	13.6	—	23.7	23.7
Increase in other revenue (e)	—	31.2	31.2	—	59.8	59.8
Total organic increase	13.1	44.8	57.9	37.1	83.5	120.6
Impact of an acquisition	—	12.1	12.1	—	24.4	24.4
Impact of disposals (f)	(3.3)	(0.7)	(4.0)	(5.1)	(5.1)	(10.2)
Impact of FX	(84.9)	(23.0)	(107.9)	(159.6)	(42.0)	(201.6)
Total	$(75.1)	$33.2	$(41.9)	$(127.6)	$60.8	$(66.8)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to increases in the average numbers of (i) broadband internet RGUs in the U.K. and, for the six-month comparison, in Ireland and (ii) fixed-line telephony RGUs that were only partially offset by declines in (a) the average number of enhanced video RGUs and (b) the average number of basic video RGUs in Ireland.

(b)
The increases in cable subscription revenue related to changes in ARPU are primarily attributable to the net effect of (i) net increases primarily due to (a) higher ARPU from broadband internet services, (b) lower ARPU from fixed-line telephony services in the U.K., (c) lower ARPU resulting from the impact of a change in the regulations governing certain fees Virgin Media charges to its customers in the U.K., which reduced revenue by $7.7 million and $9.5 million, respectively, and (d) for the six-month comparison, higher ARPU from video services, as an increase in the U.K. was only partially offset by a decrease in Ireland and (ii) adverse changes in RGU mix in Ireland. In addition, the three-month comparison includes lower ARPU from video services.

(c)
The decreases in mobile subscription revenue relate to the net effect of (i) lower ARPU in the U.K., including declines of $25.4 million and $46.8 million, respectively, in postpaid mobile services revenue due to the continued growth of the Split-contract Program, (ii) increases in the average number of postpaid mobile subscribers and (iii) declines in the average number of prepaid mobile subscribers in the U.K.

(d)
The increases in B2B revenue are primarily due to the net effect of (i) increases in data revenue, primarily attributable to (a) higher volumes and (b) increases of $4.4 million and $8.8 million, respectively, in the U.K.’s amortization of deferred upfront fees on B2B contracts, (ii) lower voice revenue in the U.K., largely attributable to declines in usage, and (iii) increases in low-margin equipment sales in the U.K.

(e)
The increases in other revenue are primarily due to the net effect of (i) increases in mobile handset sales, primarily attributable to increases of $28.4 million and $57.5 million, respectively, associated with the Split-contract Program in the U.K., (ii) decreases in interconnect revenue in the U.K. of $4.4 million and $8.3 million, respectively, primarily due to (a) declines in mobile short message service (or SMS) termination volumes, (b) lower fixed-line telephony termination volumes and (c) for the six-month comparison, lower mobile termination rates and (iii) increases in broadcasting revenue in Ireland. The increases in revenue from the Split-contract Program are due to the net effect of (1) increased volume associated with the continued growth of the program and (2) lower average revenue per handset sold.

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

As discussed above, Virgin Media has reduced certain fees it charges to customers in the U.K. as a result of a change in the regulations governing these fees, with the largest reduction effective April 1, 2016. We estimate that these reduced charges will result in a £10 million ($13 million) reduction of the U.K.’s cable subscription revenue and operating income for the last six months of 2016 when compared to the corresponding prior-year period.

The Netherlands. The decreases in the Netherlands’ revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic decreases of $18.8 million or 2.8% and $42.0 million or 3.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in cable subscription revenue due to change in:
Average number of RGUs (a)	$(10.5)	$—	$(10.5)	$(22.5)	$—	$(22.5)
ARPU (b)	(8.9)	—	(8.9)	(19.8)	—	(19.8)
Total decrease in cable subscription revenue	(19.4)	—	(19.4)	(42.3)	—	(42.3)
Increase in mobile subscription revenue (c)	1.0	—	1.0	2.5	—	2.5
Total decrease in subscription revenue	(18.4)	—	(18.4)	(39.8)	—	(39.8)
Increase (decrease) in B2B revenue	—	0.1	0.1	—	(0.6)	(0.6)
Decrease in other revenue (d)	—	(0.5)	(0.5)	—	(1.6)	(1.6)
Total organic decrease	(18.4)	(0.4)	(18.8)	(39.8)	(2.2)	(42.0)
Impact of FX	10.2	3.5	13.7	(0.5)	(0.2)	(0.7)
Total	$(8.2)	$3.1	$(5.1)	$(40.3)	$(2.4)	$(42.7)
_______________

(a)
The decreases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to declines in the average numbers of basic video, enhanced video and fixed-line telephony RGUs that were only partially offset by increases in the average number of broadband internet RGUs.

(b)
The decreases in cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) net decreases due to (a) lower ARPU from fixed-line telephony services and broadband internet services and (b) higher ARPU from video services and (ii) improvements in RGU mix.

(c)	The increases in mobile subscription revenue are due to the net effect of (i) increases in the average number of mobile subscribers and (ii) lower ARPU.

(d)
The decrease in other revenue for the six-month comparison includes the net effect of (i) an increase due to the favorable impact of $3.3 million of nonrecurring revenue recorded during the first quarter of 2016 following the settlement of prior period amounts and (ii) a decrease in revenue of $1.6 million resulting from the termination of a partner network agreement in the Netherlands shortly after the November 2014 acquisition of Ziggo. The remaining decreases in other revenue for both comparative periods are due to net decreases resulting from individually insignificant changes in other non-subscription revenue categories.

Germany. The increases in Germany’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $39.7 million or 6.7% and $72.1 million or 6.1%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$14.6	$—	$14.6	$29.2	$—	$29.2
ARPU (d)	20.8	—	20.8	42.7	—	42.7
Total increase in cable subscription revenue	35.4	—	35.4	71.9	—	71.9
Increase in mobile subscription revenue	1.1	—	1.1	1.8	—	1.8
Total increase in subscription revenue	36.5	—	36.5	73.7	—	73.7
Increase in B2B revenue	—	0.9	0.9	—	1.0	1.0
Increase (decrease) in other revenue (e)	—	2.3	2.3	—	(2.6)	(2.6)
Total organic increase	36.5	3.2	39.7	73.7	(1.6)	72.1
Impact of FX	12.9	(0.1)	12.8	—	(0.4)	(0.4)
Total	$49.4	$3.1	$52.5	$73.7	$(2.0)	$71.7
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of June 30, 2016, bulk agreements covering approximately 36% of the video subscribers that Germany serves expire by the end of 2017 or are terminable on 30-days notice. During the three months ended June 30, 2016, Germany’s 20 largest bulk agreement accounts generated approximately 9% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
Other revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2016 through 2018. The aggregate amount of revenue related to these channel carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended June 30, 2016. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate channel carriage fees that Germany receives for each channel is limited through the end of 2016 by certain commitments we made to regulators in connection with the acquisition of Unitymedia BW GmbH. In June 2017, we plan to discontinue our analog video service. We estimate that the discontinuance of this service will reduce Germany’s channel carriage revenue and operating income by approximately €30 million ($33 million) annually.

(c)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs that were only partially offset by declines in the average number of basic video RGUs.

(d)
The increases in cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) improvements in RGU mix.

(e)
The changes in other revenue are due to the net effect of (i) decreases due to legislative developments that have reduced the fees we can charge our late-paying customers, (ii) increases in installation revenue and (iii) for the six-month comparison, a net decrease resulting from individually insignificant changes in other non-subscription categories.

Belgium. The increases in Belgium’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $30.1 million or 6.0% and $58.3 million or 5.8%, respectively, (ii) the impact of the BASE Acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.8	$—	$5.8	$12.0	$—	$12.0
ARPU (b)	14.0	—	14.0	21.3	—	21.3
Total increase in cable subscription revenue	19.8	—	19.8	33.3	—	33.3
Increase in mobile subscription revenue (c)	2.6	—	2.6	6.0	—	6.0
Total increase in subscription revenue	22.4	—	22.4	39.3	—	39.3
Increase (decrease) in B2B revenue (d)	—	(0.4)	(0.4)	—	4.8	4.8
Increase in other revenue (e)	—	8.1	8.1	—	14.2	14.2
Total organic increase	22.4	7.7	30.1	39.3	19.0	58.3
Impact of the BASE Acquisition	98.0	64.7	162.7	153.2	101.6	254.8
Impact of FX	10.3	3.9	14.2	1.3	0.1	1.4
Total	$130.7	$76.3	$207.0	$193.8	$120.7	$314.5
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs that were only partially offset by declines in the average number of basic video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are attributable to (i) higher ARPU from video, broadband internet and fixed-line telephony services and (ii) improvements in RGU mix.

(c)
The increases in mobile subscription revenue are due to the net effect of (i) increases in the average number of mobile subscribers, (ii) lower ARPU due to (a) declines of $2.9 million and $5.4 million, respectively, in mobile services revenue due to the June 2015 introduction of a Split-contract Program, and (b) declines in usage.

(d)
The changes in B2B revenue are primarily due to the net impact of (i) higher revenue from (a) information technology security services and related equipment sales and (b) data services and (ii) for the three-month comparison, a net decrease resulting from individually insignificant changes in other B2B categories.

(e)
The increases in other revenue are primarily due to (i) increases in mobile handset sales of $5.0 million and $9.3 million, respectively, (ii) increases in tablet sales of $1.5 million and $3.7 million, respectively, and (iii) increases in interconnect revenue, primarily attributable to the net effect of (a) growth in mobile call volumes and (b) lower SMS usage. The increases in Belgium’s mobile handset sales, which typically generate relatively low margins, include the net impact of (1) increases of $6.2 million and $13.1 million, respectively, in non-subsidized handset sales, including increases of $3.2 million and $6.1 million, respectively, associated with the June 2015 introduction of a Split-contract Program, and (2) decreases of $0.6 million and $3.1 million, respectively, in subsidized handset sales.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

Switzerland/Austria. The decreases in Switzerland/Austria’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $7.1 million or 1.6% and $17.4 million or 2.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(5.0)	$—	$(5.0)	$(2.7)	$—	$(2.7)
ARPU (b)	2.5	—	2.5	5.1	—	5.1
Total increase (decrease) in cable subscription revenue	(2.5)	—	(2.5)	2.4	—	2.4
Increase in mobile subscription revenue (c)	3.5	—	3.5	7.1	—	7.1
Total increase in subscription revenue	1.0	—	1.0	9.5	—	9.5
Increase (decrease) in B2B revenue	—	(0.1)	(0.1)	—	0.1	0.1
Increase in other revenue (d)	—	6.2	6.2	—	7.8	7.8
Total organic increase	1.0	6.1	7.1	9.5	7.9	17.4
Impact of FX	(6.1)	(2.8)	(8.9)	(20.3)	(4.8)	(25.1)
Total	$(5.1)	$3.3	$(1.8)	$(10.8)	$3.1	$(7.7)
_______________

(a)
The decreases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to declines in the average number of basic video RGUs and, in Switzerland, the average number of enhanced video RGUs that were mostly offset by increases in the average numbers of fixed-line telephony and broadband internet RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from video services, (b) lower ARPU from fixed-line telephony services and (c) for the six-month comparison, higher ARPU from broadband internet services and (ii) improvements in RGU mix, as favorable changes in Switzerland were mostly offset by adverse changes in Austria. For the three-month comparison, ARPU from broadband internet services was relatively unchanged as higher ARPU in Austria was primarily offset by lower ARPU in Switzerland.

(c)	The increases in mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(d)
The increases in other revenue are primarily due to increases in mobile handset sales in Switzerland, including increases of $1.5 million and $2.1 million, respectively, associated with the September 2015 introduction of a Split-contract Program.

Central and Eastern Europe. The increases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $8.5 million or 3.2% and $15.3 million or 2.9%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$11.9	$—	$11.9	$22.4	$—	$22.4
ARPU (b)	(5.3)	—	(5.3)	(10.2)	—	(10.2)
Total increase in cable subscription revenue	6.6	—	6.6	12.2	—	12.2
Increase in mobile subscription revenue	1.1	—	1.1	1.9	—	1.9
Total increase in subscription revenue	7.7	—	7.7	14.1	—	14.1
Increase in B2B revenue	—	0.5	0.5	—	0.4	0.4
Increase in other revenue	—	0.3	0.3	—	0.8	0.8
Total organic increase	7.7	0.8	8.5	14.1	1.2	15.3
Impact of an acquisition	0.8	0.1	0.9	1.6	0.1	1.7
Impact of FX	(3.0)	0.4	(2.6)	(11.5)	(0.8)	(12.3)
Total	$5.5	$1.3	$6.8	$4.2	$0.5	$4.7
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs in Romania, Hungary and Poland, (ii) declines in the average numbers of basic video RGUs in Hungary, Poland, Romania and Slovakia, (iii) increases in the average number of DTH RGUs, (iv) increases in the average numbers of basic video and broadband internet RGUs in the Czech Republic, (v) declines in the average numbers of fixed-line telephony and enhanced video RGUs in the Czech Republic and (vi) increases in the average numbers of broadband internet, fixed-line telephony and, for the six-month comparison, enhanced video RGUs in Slovakia.

(b)
The decreases in cable subscription revenue related to changes in ARPU are attributable to (i) net decreases due to (a) lower ARPU from fixed-line telephony and broadband internet services and (b) higher ARPU from video services, primarily in Poland, and (ii) adverse changes in RGU mix, as adverse changes in Romania were mostly offset by improvements in Hungary.

CWC. The increases in CWC’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, are entirely attributable to the May 16, 2016 CWC Acquisition. Accordingly, we do not separately discuss the changes in the revenue for the CWC segment. CWC is experiencing significant competition in substantially all of its markets. For additional information, see discussion under Overview above.

Effective April 1, 2016, CWC began recognizing revenue on a cash, rather than accrual, basis with respect to two of its more significant B2B customers due primarily to unfavorable collection experience and unfavorable macroeconomic factors. The aggregate amount charged to these customers during the three months ended June 30, 2016 was in excess of $3.5 million.

Chile. The decreases in Chile’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $9.9 million or 4.5% and $25.8 million or 6.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.3	$—	$5.3	$11.0	$—	$11.0
ARPU (b)	4.7	—	4.7	10.4	—	10.4
Total increase in cable subscription revenue	10.0	—	10.0	21.4	—	21.4
Increase in mobile subscription revenue (c)	1.4	—	1.4	3.3	—	3.3
Total increase in subscription revenue	11.4	—	11.4	24.7	—	24.7
Increase (decrease) in other revenue (d)	—	(1.5)	(1.5)	—	1.1	1.1
Total organic increase (decrease)	11.4	(1.5)	9.9	24.7	1.1	25.8
Impact of FX	(19.1)	(1.0)	(20.1)	(42.4)	(2.4)	(44.8)
Total	$(7.7)	$(2.5)	$(10.2)	$(17.7)	$(1.3)	$(19.0)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet and enhanced video RGUs that were only partially offset by declines in the average numbers of fixed-line telephony and basic video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from video and broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) improvements in RGU mix. In addition, Chile’s cable subscription revenue includes adjustments to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014, including (1) an increase in revenue due to the impact of a $2.2 million unfavorable adjustment recorded during the first quarter of 2015 and (2) decreases in revenue during the three and six months ended June 30, 2016 of $2.1 million and $4.2 million, respectively, due to the impact of unfavorable adjustments recorded during the first and second quarters of 2016.

(c)
The increases in mobile subscription revenue are due to (i) increases in the average number of mobile subscribers, as increases in the average number of postpaid mobile subscribers more than offset the decreases in the average number of prepaid mobile subscribers, and (ii) higher ARPU, primarily due to higher proportions of mobile subscribers on postpaid plans, which generate higher ARPU than prepaid plans.

(d)
The increase in other revenue during the six-month period includes (i) an increase in interconnect revenue due to the impact of a $1.3 million unfavorable adjustment recorded during the first quarter of 2015 to reflect the retroactive application of a tariff reduction to June 2012 and (ii) a net decrease resulting from individually insignificant changes in other items.

Puerto Rico. The increases in Puerto Rico’s revenue during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $1.3 million or 1.4% and $3.6 million or 2.1%, respectively, and (ii) the impact of the Choice Acquisition, as set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(0.4)	$—	$(0.4)	$4.0	$—	$4.0
ARPU (b)	(0.2)	—	(0.2)	(3.5)	—	(3.5)
Total increase (decrease) in cable subscription revenue	(0.6)	—	(0.6)	0.5	—	0.5
Increase in B2B revenue (c)	—	1.9	1.9	—	3.7	3.7
Decrease in other revenue	—	—	—	—	(0.6)	(0.6)
Total organic increase (decrease)	(0.6)	1.9	1.3	0.5	3.1	3.6
Impact of the Choice Acquisition	13.5	1.5	15.0	33.7	3.9	37.6
Total	$12.9	$3.4	$16.3	$34.2	$7.0	$41.2
_______________

(a)
The changes in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average number of fixed-line telephony RGUs, (ii) for the six-month comparison, an increase in the average number of broadband internet RGUs and (iii) declines in the average number of enhanced video RGUs.

(b)
The decreases in cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) adverse changes in RGU mix and (ii) net increases due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services.

(c)	The increases in B2B revenue are primarily due to higher revenue from broadband internet services.

Operating Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$752.8	$737.0	$15.8	2.1	7.3
The Netherlands	221.5	215.5	6.0	2.8	0.7
Germany	147.3	134.9	12.4	9.2	7.0
Belgium (a)	288.7	185.5	103.2	55.6	1.8
Switzerland/Austria	127.0	127.6	(0.6)	(0.5)	1.4
Total Western Europe	1,537.3	1,400.5	136.8	9.8	5.0
Central and Eastern Europe	114.5	107.6	6.9	6.4	6.7
Central and other	33.0	27.1	5.9	21.8	20.6
Total European Operations Division	1,684.8	1,535.2	149.6	9.7	5.4
Corporate and other	14.8	13.6	1.2	8.8	26.7
Intersegment eliminations	(11.5)	(7.7)	(3.8)	N.M.	N.M.
Total Liberty Global Group	1,688.1	1,541.1	147.0	9.5	5.4
LiLAC Group:
LiLAC Division:
CWC (b)	107.9	—	107.9	N.M.	N.M.
Chile	88.5	93.1	(4.6)	(4.9)	4.2
Puerto Rico (c)	43.8	39.7	4.1	10.3	(6.5)
Total LiLAC Division (d)	240.2	132.8	107.4	80.9	3.6
Intersegment eliminations	(0.2)	—	(0.2)	N.M.	N.M.
Total LiLAC Group	240.0	132.8	107.2	80.7	3.4
Total operating expenses excluding share-based compensation expense	1,928.1	1,673.9	254.2	15.2	5.2
Share-based compensation expense	1.4	1.4	—	—
Total	$1,929.5	$1,675.3	$254.2	15.2

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,475.4	$1,469.5	$5.9	0.4	5.3
The Netherlands	433.2	444.5	(11.3)	(2.5)	(2.5)
Germany	291.2	277.6	13.6	4.9	5.0
Belgium (a)	539.6	389.0	150.6	38.7	1.0
Switzerland/Austria	245.2	254.5	(9.3)	(3.7)	(1.0)
Total Western Europe	2,984.6	2,835.1	149.5	5.3	2.9
Central and Eastern Europe	225.9	217.5	8.4	3.9	5.7
Central and other	60.7	48.0	12.7	26.5	26.3
Total European Operations Division	3,271.2	3,100.6	170.6	5.5	3.5
Corporate and other	29.7	27.5	2.2	8.0	34.3
Intersegment eliminations	(22.5)	(15.8)	(6.7)	N.M.	N.M.
Total Liberty Global Group	3,278.4	3,112.3	166.1	5.3	3.6
LiLAC Group:
LiLAC Division:
CWC (b)	107.9	—	107.9	N.M.	N.M.
Chile	178.1	182.8	(4.7)	(2.6)	8.1
Puerto Rico (c)	88.3	75.3	13.0	17.3	(4.9)
Total LiLAC Division (d)	374.3	258.1	116.2	45.0	5.6
Intersegment eliminations	(0.2)	—	(0.2)	N.M.	N.M.
Total LiLAC Group	374.1	258.1	116.0	44.9	5.5
Total operating expenses excluding share-based compensation expense	3,652.5	3,370.4	282.1	8.4	3.7
Share-based compensation expense	2.1	2.1	—	—
Total	$3,654.6	$3,372.5	$282.1	8.4
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition operating expenses of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition operating expenses of CWC, which was acquired on May 16, 2016.

(c)	The amounts presented for the 2015 periods exclude the pre-acquisition operating expenses of Choice, which was acquired on June 3, 2015.

(d)
As further described under Results of Operations above, our estimate of the impact of an acquisition may be adjusted for certain items to arrive at organic growth. In this regard, the organic increases in the operating expenses of the LiLAC Division include the impact of CWC's integration costs, as described below. Excluding the impact of CWC, the organic increase in the LiLAC Division's operating expenses for the three and six months ended June 30, 2016 would have been 1.0% and 4.3%, respectively.

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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased $149.6 million or 9.7% and $170.6 million or 5.5% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include (i) increases of $104.7 million and $169.2 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions and (ii) decreases of $2.0 million and $7.6 million, respectively, attributable to the U.K. Non-Cable Disposal and another less significant disposition. Excluding the effects of acquisitions, dispositions and FX, the European Operations Division’s operating expenses increased $82.9 million or 5.4% and $107.6 million or 3.5%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $64.9 million or 12.6% and $122.2 million or 11.9%, respectively, primarily due to increases in U.K./Ireland and, to a lesser extent, the Netherlands, Belgium and Germany. These increases are primarily due to higher costs for certain premium and/or basic content, including increases of (i) $23.9 million and $46.3 million, respectively, associated with a sports programming contract entered into in August 2015 in U.K./Ireland and (ii) $9.6 million during each period (including $4.8 million related to the first quarter of 2016) associated with a new Europe-wide programming contract that was entered into in June 2016 with retroactive impact to January 1, 2016. In addition, growth in the number of enhanced video subscribers contributed to the increases in Germany and Belgium;

•
Decreases in mobile access and interconnect costs of $12.8 million or 4.7% and $26.1 million or 4.7%, respectively, primarily due to the net effect of (i) declines resulting from lower rates, primarily in U.K./Ireland, (ii) lower fixed-line telephony call volumes in U.K./Ireland and, to a lesser extent, the Netherlands, (iii) increases primarily attributable to the net effect of (a) higher mobile usage in U.K./Ireland and (b) lower mobile usage in Belgium and (iv) decreases of $7.3 million and $6.6 million, respectively, due to the release of an accrual during the second quarter of 2016 related to the settlement of an operational contingency in Belgium;

•
Increases in mobile handset costs of $16.5 million and $17.4 million, respectively, primarily due to the net impact of (i) higher mobile handset sales volume, primarily due to increases in the number of handsets sold in U.K./Ireland and Switzerland/Austria, and (ii) lower average cost per handset sold in U.K./Ireland. In addition, the higher mobile handset costs for the six-month comparison were partially offset by the impact of a lower number of handsets sold in Belgium, primarily attributable to a reduction in subsidized handset promotions;

•
Decreases in personnel costs of $8.4 million or 3.4% and $16.5 million or 3.4%, respectively, due primarily to the net effect of (i) decreased staffing levels in the Netherlands, U.K./Ireland and Switzerland/Austria that were only partially offset by increases in Belgium, (ii) annual wage increases, (iii) decreased costs in U.K./Ireland resulting from higher proportions of capitalized labor costs associated with the network extension project in the U.K. and (iv) lower incentive compensation costs primarily in U.K./Ireland;

•
Increases in network-related expenses of $14.7 million or 8.7% and $15.7 million or 4.5%, respectively, due primarily to the net effect of (i) increases due to the impact of a reduction in local authority charges for certain elements of network infrastructure in the U.K. resulting in nonrecurring benefits during the first and second quarters of 2015 of $7.3 million and $10.8 million, respectively, (ii) for the six-month comparison, a $6.2 million decrease in U.K./Ireland associated with the settlement of an operational contingency during the first quarter of 2016, (iii) lower outsourced labor costs associated with customer-facing activities in U.K./Ireland and Switzerland/Austria, (iv) aggregate net increases of $2.3 million and $3.1 million, respectively, associated with the reassessment of accruals in U.K./Ireland recorded during the second quarters of 2016 and 2015, (v) increases in network maintenance costs, primarily in Belgium and, for the six-month comparison, Germany, that were only partially offset by decreases in Switzerland/Austria and (vi) decreases of $0.8 million and $2.5 million, respectively, related to network harmonization activities following the acquisition of Ziggo. For information regarding the potential for increased charges for network infrastructure in the U.K. effective April 1, 2017, see note 13 to our condensed consolidated financial statements;

•
Increases in outsourced labor and professional fees of $6.6 million or 7.8% and $1.7 million or 0.9%, respectively, primarily due to the net effect of (i) higher consulting costs in the European Operations Division’s central operations and Belgium that were only partially offset by decreases in U.K./Ireland and (ii) an increase for the three-month comparison and a decrease for the six-month comparison for call center costs. The changes in call center costs include (a) lower costs in the Netherlands and (b) higher costs in U.K./Ireland. The lower call center costs in the Netherlands include decreases of $2.7 million and $12.4 million, respectively, associated with the impact of third-party costs recorded in 2015 and 2016 related to network and product harmonization activities and certain other third-party customer care costs following the acquisition of Ziggo; and

•	An increase of $3.2 million during each period due to an accrual release recorded in U.K./Ireland during the second quarter of 2015 related to the settlement of an operational contingency.

LiLAC Division. The LiLAC Division’s operating expenses (exclusive of share-based compensation expense) increased $107.4 million or 80.9% and $116.2 million or 45.0% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $111.2 million and $121.2 million, respectively, attributable to the impact of the CWC Acquisition and the Choice Acquisition. Excluding the effects of these acquisitions and FX, the LiLAC Division’s operating expenses increased $4.7 million or 3.6% and $14.5 million or 5.6%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $4.9 million or 7.8% and $10.1 million or 8.3%, respectively, primarily associated with (i) growth in the number of enhanced video subscribers in Chile, (ii) increases arising from foreign currency exchange rate fluctuations, after giving effect to the application of hedge accounting for certain derivative instruments that are used to mitigate a portion of our foreign currency exchange rate risk with respect to Chile’s U.S. dollar denominated programming contracts, and (iii) increased costs for certain content. A significant portion of Chile’s programming contracts are denominated in U.S. dollars. During the third quarter of 2016, CWC will begin to broadcast live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games is expected to result in a significant increase to CWC’s programming costs beginning in August 2016;

•
An increase in integration costs of $3.4 million incurred during the second quarter of 2016 to integrate Columbus (acquired by CWC on March 31, 2015) with CWC’s operations. These costs are excluded from the CWC Acquisition effect and, accordingly, are included in our organic increases;

•
Increases in mobile access charges in Chile of $0.7 million and $2.3 million, respectively, related to a nonrecurring adjustment that was recorded in the prior year periods for a February 2015 tariff decline that was retroactive to May 2014;

•	Increases in network-related expenses of $0.6 million or 6.6% and $1.2 million or 5.3%, respectively, primarily due to increased energy costs in Chile; and

•	Decreases in bad debt and collection expenses of $1.4 million or 17.2% and $1.1 million or 5.3%, respectively.

SG&A Expenses of our Reportable Segments

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$199.4	$217.0	$(17.6)	(8.1)	(3.8)
The Netherlands	93.2	97.4	(4.2)	(4.3)	(5.7)
Germany	95.9	89.2	6.7	7.5	5.3
Belgium (a)	107.3	54.0	53.3	98.7	22.9
Switzerland/Austria	56.4	61.5	(5.1)	(8.3)	(7.2)
Total Western Europe	552.2	519.1	33.1	6.4	(0.2)
Central and Eastern Europe	44.9	41.2	3.7	9.0	9.5
Central and other	48.2	44.6	3.6	8.1	5.6
Total European Operations Division	645.3	604.9	40.4	6.7	0.9
Corporate and other	63.1	51.5	11.6	22.5	22.8
Intersegment eliminations	0.1	0.2	(0.1)	N.M.	N.M.
Total Liberty Global Group	708.5	656.6	51.9	7.9	2.6
LiLAC Group:
LiLAC Division:
CWC (b)	76.7	—	76.7	N.M.	N.M.
Chile	40.3	40.1	0.2	0.5	9.9
Puerto Rico (c)	13.1	10.1	3.0	29.7	7.8
Total LiLAC Division (d)	130.1	50.2	79.9	159.2	12.2
Corporate and other	1.7	0.8	0.9	112.5	112.5
Total LiLAC Group	131.8	51.0	80.8	158.4	13.8
Total SG&A expenses excluding share-based compensation expense	840.3	707.6	132.7	18.8	3.4
Share-based compensation expense	73.2	55.2	18.0	32.6
Total	$913.5	$762.8	$150.7	19.8

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$418.7	$432.6	$(13.9)	(3.2)	1.0
The Netherlands	183.4	207.9	(24.5)	(11.8)	(11.8)
Germany	189.7	180.4	9.3	5.2	5.3
Belgium (a)	196.8	106.2	90.6	85.3	27.8
Switzerland/Austria	113.5	125.1	(11.6)	(9.3)	(7.4)
Total Western Europe	1,102.1	1,052.2	49.9	4.7	0.9
Central and Eastern Europe	88.7	81.4	7.3	9.0	11.1
Central and other	102.4	88.8	13.6	15.3	15.6
Total European Operations Division	1,293.2	1,222.4	70.8	5.8	2.7
Corporate and other	115.6	102.5	13.1	12.8	12.8
Intersegment eliminations	(0.1)	0.5	(0.6)	N.M.	N.M.
Total Liberty Global Group	1,408.7	1,325.4	83.3	6.3	3.4
LiLAC Group:
LiLAC Division:
CWC (b)	76.7	—	76.7	N.M.	N.M.
Chile	74.4	83.2	(8.8)	(10.6)	(1.0)
Puerto Rico (c)	25.7	20.0	5.7	28.5	0.8
Total LiLAC Division (d)	176.8	103.2	73.6	71.3	0.7
Corporate and other	2.9	2.1	0.8	38.1	38.1
Total LiLAC Group	179.7	105.3	74.4	70.7	1.5
Total SG&A expenses excluding share-based compensation expense	1,588.4	1,430.7	157.7	11.0	3.3
Share-based compensation expense	141.5	125.9	15.6	12.4
Total	$1,729.9	$1,556.6	$173.3	11.1
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition SG&A expenses of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition SG&A expenses of CWC, which was acquired on May 16, 2016.

(c)	The amounts presented for the 2015 periods exclude the pre-acquisition SG&A expenses of Choice, which was acquired on June 3, 2015.

(d)
As further described under Results of Operations above, our estimate of the impact of an acquisition may be adjusted for certain items to arrive at organic growth. In this regard, the organic increases in the SG&A expenses of the LiLAC Division include the impact of CWC's integration costs, as described below. Excluding the impact of CWC, the organic increase (decrease) in the LiLAC Divisions's SG&A expenses for the three and six months ended June 30, 2016 would have been 9.4% and (0.6%), respectively.

N.M. — Not Meaningful.

General. SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing, share-based compensation and other general expenses. We do not include share-based compensation in the following discussion and analysis of the SG&A expenses of our reportable segments as share-based compensation expense is not included in the performance measures of our reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of our Consolidated Operating Results below. As noted under Operating Expenses of our Reportable Segments above, we are subject to inflationary pressures with respect to our labor and other costs and foreign currency exchange risk with respect to non-functional currency expenses.

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $40.4 million or 6.7% and $70.8 million or 5.8% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $42.3 million and $67.6 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $5.3 million or 0.9% and $32.5 million or 2.7%, respectively. These increases include the following factors:

•
Increases in personnel costs of $8.7 million or 3.5% and $19.9 million or 4.0%, respectively, primarily due to the net effect of (i) increased staffing levels, primarily in U.K./Ireland, Germany, Belgium and, for the six-month comparison, the European Operations Division’s central operations, that were only partially offset by decreased staffing levels in the Netherlands and (ii) for the six-month comparison, lower incentive compensation costs in the European Operations Division’s central operations;

•
An increase of $8.4 million during each period due to the release of an accrual recorded during the second quarter of 2015 related to the resolution of a contingency associated with universal service obligations in Belgium;

•
Increases in outsourced labor and professional fees of $0.9 million or 3.7% and $4.4 million or 7.4%, respectively, primarily due to increased consulting costs, including (i) increases of $2.2 million and $5.3 million, respectively, associated with the integration of BASE with our operations in Belgium, (ii) decreases of $1.0 million and $2.0 million, respectively, associated with integration costs incurred during the 2015 periods following the acquisition of Ziggo, (iii) decreased costs associated with strategic initiatives in U.K./Ireland and (iv) for the six-month comparison, an increase in the European Operations Division’s central operations associated with scale initiatives in the areas of information technology and finance;

•
An increase (decrease) in information technology-related expenses of ($1.0 million) or (3.5%) and $2.6 million or 4.4%, respectively, primarily due to higher software and other information technology related maintenance costs in the European Operations Division’s central operations that were partially offset by lower costs in Germany and, for the three-month comparison, Belgium and the Netherlands;

•
Decreases in sales and marketing costs of $7.2 million or 3.2% and $1.6 million or 0.4%, respectively, primarily due to the net effect of (i) lower costs associated with advertising campaigns, including (a) for the three-month comparison, lower costs primarily in U.K./Ireland and Switzerland/Austria that were only partially offset by increases in the Netherlands and the European Operations Division’s central operations and (b) for the six-month comparison, lower costs primarily in the Netherlands, Switzerland/Austria and U.K./Ireland that were only partially offset by an increase in Belgium, (ii) lower third-party costs in the Netherlands of $2.8 million and $4.0 million, respectively, related to the impact of rebranding costs incurred during the 2015 periods following the acquisition of Ziggo and (iii) higher third-party sales commissions, as increases in Germany and U.K./Ireland more than offset declines in the Netherlands; and

•	Net decreases resulting from individually insignificant changes in other SG&A categories.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) increased $79.9 million or 159.2% and $73.6 million or 71.3% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $77.5 million and $80.9 million, respectively, attributable to the impact of the CWC Acquisition and the Choice Acquisition. Excluding the effects of these acquisitions and FX, the LiLAC Division’s SG&A expenses increased $6.1 million or 12.2% and $0.7 million or 0.7%, respectively. These increases include the following factors:

•
Decreases in facilities-related costs of $0.2 million or 2.4% and $1.6 million or 8.9%, respectively, primarily due to the net effect of (i) lower facilities maintenance in Chile and (ii) for the three-month comparison, an increase of $0.6 million related to the national gross receipts tax implemented in Puerto Rico. During the second quarter of 2015, Liberty Puerto Rico reversed the $0.6 million impact of this tax that was recorded during the first quarter of 2015 after it was determined that the tax would not be continued beyond 2014;

•
An increase in integration costs of $1.4 million incurred during the second quarter of 2016 to integrate Columbus (acquired by CWC on March 31, 2015) with CWC’s operations. These costs are excluded from the CWC Acquisition effect and, accordingly, are included in our organic increases;

•	Increases in personnel costs of $0.9 million or 5.5% and $1.2 million or 3.8%, respectively, primarily due to increased wages; and

•	For the three-month comparison, a net increase from individually insignificant changes in other SG&A expense categories.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$765.5	$805.6	$(40.1)	(5.0)	1.5
The Netherlands	364.1	371.0	(6.9)	(1.9)	(4.0)
Germany	400.3	366.9	33.4	9.1	7.0
Belgium (a)	311.3	260.8	50.5	19.4	5.5
Switzerland/Austria	263.6	259.7	3.9	1.5	3.8
Total Western Europe	2,104.8	2,064.0	40.8	2.0	2.3
Central and Eastern Europe	114.6	118.4	(3.8)	(3.2)	(2.2)
Central and other	(82.1)	(72.7)	(9.4)	(12.9)	(10.0)
Total European Operations Division	2,137.3	2,109.7	27.6	1.3	1.8
Corporate and other	(62.7)	(52.3)	(10.4)	(19.9)	(18.5)
Total Liberty Global Group	2,074.6	2,057.4	17.2	0.8	1.2
LiLAC Group:
LiLAC Division:
CWC (b)	101.0	—	101.0	N.M.	N.M.
Chile	81.8	87.6	(5.8)	(6.6)	2.4
Puerto Rico (c)	50.0	40.8	9.2	22.5	7.5
Total LiLAC Division (d)	232.8	128.4	104.4	81.3	0.2
Corporate and other	(1.7)	(0.8)	(0.9)	(112.5)	(112.5)
Total LiLAC Group	231.1	127.6	103.5	81.1	(0.5)
Total	$2,305.7	$2,185.0	$120.7	5.5	1.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,510.1	$1,568.9	$(58.8)	(3.7)	2.4
The Netherlands	732.0	738.9	(6.9)	(0.9)	(0.9)
Germany	779.7	730.9	48.8	6.7	6.7
Belgium (a)	581.1	507.8	73.3	14.4	4.9
Switzerland/Austria	521.7	508.5	13.2	2.6	5.8
Total Western Europe	4,124.6	4,055.0	69.6	1.7	3.3
Central and Eastern Europe	225.5	236.5	(11.0)	(4.7)	(2.6)
Central and other	(166.4)	(140.6)	(25.8)	(18.3)	(17.9)
Total European Operations Division	4,183.7	4,150.9	32.8	0.8	2.5
Corporate and other	(115.5)	(104.4)	(11.1)	(10.6)	(7.7)
Total Liberty Global Group	4,068.2	4,046.5	21.7	0.5	2.3
LiLAC Group:
LiLAC Division:
CWC (b)	101.0	—	101.0	N.M.	N.M.
Chile	158.1	163.6	(5.5)	(3.4)	7.3
Puerto Rico (c)	96.8	74.3	22.5	30.3	9.6
Total LiLAC Division (d)	355.9	237.9	118.0	49.6	6.0
Corporate and other	(2.9)	(2.1)	(0.8)	(38.1)	(38.1)
Total LiLAC Group	353.0	235.8	117.2	49.7	5.7
Total	$4,421.2	$4,282.3	$138.9	3.2	2.5
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition Adjusted OIBDA of CWC, which was acquired on May 16, 2016.

(c)	The amounts presented for the 2015 periods exclude the pre-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

(d)
As further described under Results of Operations above, our estimate of the impact of an acquisition may be adjusted for certain items to arrive at organic growth. In this regard, the organic increases in the Adjusted OIBDA of the LiLAC Division include the impact of CWC's integration costs. Excluding the impact of CWC, the organic increase in the LiLAC Division’s Adjusted OIBDA for the three and six months ended June 30, 2016 would have been 4.0% and 8.0%, respectively.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	%
Liberty Global Group:
European Operations Division:
U.K./Ireland	44.6	45.8	44.4	45.2
The Netherlands	53.6	54.2	54.3	53.1
Germany	62.2	62.1	61.9	61.5
Belgium	44.0	52.1	44.1	50.6
Switzerland/Austria	59.0	57.9	59.3	57.3
Total Western Europe	50.2	51.8	50.2	51.1
Central and Eastern Europe	41.8	44.3	41.8	44.2
Total European Operations Division	47.8	49.6	47.8	49.0
LiLAC Group:
LiLAC Division:
CWC	35.4	N.M.	35.4	N.M.
Chile	38.8	39.7	38.5	38.1
Puerto Rico	46.8	45.0	45.9	43.8
Total LiLAC Division	38.6	41.2	39.2	39.7
_______________

N.M. — Not Meaningful.

In addition to organic changes in the revenue, operating expenses and SG&A expenses of our reportable segments, the Adjusted OIBDA margins presented above include the impact of acquisitions, the most significant of which are the CWC Acquisition, the BASE Acquisition and the Choice Acquisition. In this regard, the Adjusted OIBDA margins of Belgium during 2016 were adversely impacted by the inclusion of BASE, while the 2016 Adjusted OIBDA margins of our Puerto Rico operation were positively impacted by realized synergies with respect to the Choice Acquisition. For discussion of the factors contributing to other changes in the Adjusted OIBDA margins of our reportable segments, see the above analyses of the revenue, operating expenses and SG&A expenses of our reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue, operating expenses and SG&A expenses, including the impacts of nonrecurring and nonoperational items, see the Discussion and Analysis of our Reportable Segments above.

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Subscription revenue (a):
Video	$1,614.0	$1,605.0	$9.0	0.6	0.5
Broadband internet	1,361.8	1,271.0	90.8	7.1	7.0
Fixed-line telephony	781.4	798.8	(17.4)	(2.2)	(1.8)
Cable subscription revenue	3,757.2	3,674.8	82.4	2.2	2.2
Mobile (b)	435.3	261.2	174.1	66.7	(3.4)
Total subscription revenue	4,192.5	3,936.0	256.5	6.5	1.8
B2B revenue (c)	502.7	385.0	117.7	30.6	4.3
Other revenue (b) (d)	378.9	245.5	133.4	54.3	20.3
Total	$5,074.1	$4,566.5	$507.6	11.1	3.1

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Subscription revenue (a):
Video	$3,181.7	$3,210.8	$(29.1)	(0.9)	0.6
Broadband internet	2,642.7	2,503.9	138.8	5.5	7.0
Fixed-line telephony	1,533.5	1,595.0	(61.5)	(3.9)	(1.7)
Cable subscription revenue	7,357.9	7,309.7	48.2	0.7	2.3
Mobile (b)	728.5	512.9	215.6	42.0	(1.9)
Total subscription revenue	8,086.4	7,822.6	263.8	3.4	2.0
B2B revenue (c)	890.5	762.9	127.6	16.7	4.4
Other revenue (b) (d)	685.2	497.9	187.3	37.6	17.5
Total	$9,662.1	$9,083.4	$578.7	6.4	3.1
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $77.7 million and $53.1 million during the three months ended June 30, 2016 and 2015, respectively, and $142.7 million and $107.5 million during the six months ended

June 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $93.8 million and $67.4 million during the three months ended June 30, 2016 and 2015, respectively, and $180.6 million and $130.0 million during the six months ended June 30, 2016 and 2015, respectively. On an organic basis, our total B2B revenue, including revenue from SOHO subscribers, increased 9.1% and 9.3% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior-year periods. A portion of the increase in our SOHO revenue is attributable to the conversion of our residential subscribers to SOHO subscribers.

(d)	Other revenue includes, among other items, interconnect, mobile handset sales, channel carriage fee and installation revenue.

Total revenue. Our consolidated revenue increased $507.6 million and $578.7 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include (i) increases of $476.3 million and $604.1 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $9.1 million and $21.3 million, respectively, attributable to the U.K. Non-Cable Disposal and other less significant dispositions. Excluding the effects of acquisitions, dispositions and FX, our consolidated revenue increased $139.3 million or 3.1% and $279.5 million or 3.1%, respectively.

Subscription revenue. The details of the changes in our consolidated subscription revenue for the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, are as follows:

	Three-month period	Six-month period
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs	$51.0	$104.3
ARPU	30.5	64.8
Total increase in cable subscription revenue	81.5	169.1
Decrease in mobile subscription revenue	(8.8)	(9.8)
Total organic increase in subscription revenue	72.7	159.3
Impact of acquisitions	266.9	343.1
Impact of a disposal	(3.3)	(5.1)
Impact of FX	(79.8)	(233.5)
Total	$256.5	$263.8

Excluding the effects of acquisitions, dispositions and FX, our consolidated cable subscription revenue increased $81.5 million or 2.2% and $169.1 million or 2.3% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are attributable to the net effect of (i) increases from broadband internet services of $88.3 million or 7.0% and $176.1 million or 7.0%, respectively, attributable to increases in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) decreases from fixed-line telephony services of $14.2 million or 1.8% and $27.4 million or 1.7%, respectively, attributable to the net effect of (a) lower ARPU from fixed-line telephony services and (b) increases in the average number of fixed-line telephony RGUs, and (iii) increases from video services of $7.4 million or 0.5% and $20.4 million or 0.6%, respectively, attributable to the net effect of (1) higher ARPU from video services and (2) declines in the average number of video RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue decreased $8.8 million or 3.4% and $9.8 million or 1.9% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These decreases are primarily due to the net effect of (i) declines in the U.K., largely associated with the continued growth of the Split-contract Program, and (ii) increases in Belgium and Switzerland.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $16.7 million or 4.3% and $33.3 million or 4.4% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily due to increases in the U.K., Belgium and Puerto Rico.

Other revenue. Excluding the effects of acquisitions, dispositions and FX, our consolidated other revenue increased $49.9 million or 20.3% and $86.9 million or 17.5% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily attributable to increases in mobile handset sales, primarily associated with the continued growth of the Split-contract Program in the U.K.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$1,456.2	$1,470.0	$(13.8)	(0.9)	0.2
Broadband internet	1,224.7	1,170.3	54.4	4.6	6.6
Fixed-line telephony	729.8	754.8	(25.0)	(3.3)	(1.1)
Cable subscription revenue	3,410.7	3,395.1	15.6	0.5	2.1
Mobile (a)	333.0	252.0	81.0	32.1	(4.1)
Total subscription revenue	3,743.7	3,647.1	96.6	2.6	1.7
B2B revenue (b)	399.1	383.3	15.8	4.1	3.9
Other revenue	328.4	224.7	103.7	46.2	23.0
Total Liberty Global Group	$4,471.2	$4,255.1	$216.1	5.1	3.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$2,894.0	$2,948.6	$(54.6)	(1.9)	0.4
Broadband internet	2,398.4	2,309.8	88.6	3.8	6.7
Fixed-line telephony	1,446.3	1,509.4	(63.1)	(4.2)	(1.2)
Cable subscription revenue	6,738.7	6,767.8	(29.1)	(0.4)	2.2
Mobile (a)	617.3	495.6	121.7	24.6	(2.6)
Total subscription revenue	7,356.0	7,263.4	92.6	1.3	1.8
B2B revenue (b)	783.1	759.8	23.3	3.1	3.9
Other revenue	616.2	461.0	155.2	33.7	18.8
Total Liberty Global Group	$8,755.3	$8,484.2	$271.1	3.2	3.0

_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $65.1 million and $52.1 million during the three months ended June 30, 2016 and 2015, respectively, and $129.2 million and $105.7 million during the six months ended June 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $86.5 million and $62.4 million during the three months ended June 30, 2016 and 2015, respectively, and $167.7 million and $120.5 million during the six months ended June 30, 2016 and 2015, respectively. On an organic basis, Liberty Global Group’s total B2B revenue, including revenue from SOHO subscribers, increased 8.8% and 9.0% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior-year periods.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended June 30,		Increase		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$157.8	$135.0	$22.8	16.9	3.0
Broadband internet	137.1	100.7	36.4	36.1	10.9
Fixed-line telephony	51.6	44.0	7.6	17.3	(12.6)
Cable subscription revenue	346.5	279.7	66.8	23.9	3.4
Mobile (a)	102.3	9.2	93.1	N.M.	15.6
Total subscription revenue	448.8	288.9	159.9	55.3	3.8
B2B revenue (b)	103.6	1.7	101.9	N.M.	107.3
Other revenue	50.5	20.8	29.7	142.8	(8.7)
Total LiLAC Group	$602.9	$311.4	$291.5	93.6	3.5

	Six months ended June 30,		Increase		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$287.7	$262.2	$25.5	9.7	3.5
Broadband internet	244.3	194.1	50.2	25.9	11.1
Fixed-line telephony	87.2	85.6	1.6	1.9	(10.2)
Cable subscription revenue	619.2	541.9	77.3	14.3	4.0
Mobile (a)	111.2	17.3	93.9	N.M.	19.3
Total subscription revenue	730.4	559.2	171.2	30.6	4.5
B2B revenue (b)	107.4	3.1	104.3	N.M.	118.0
Other revenue	69.0	36.9	32.1	87.0	0.8
Total LiLAC Group	$906.8	$599.2	$307.6	51.3	4.9
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $12.6 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively, and $13.5 million and $1.8 million during the six months ended June

30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in cable subscription revenue, aggregated $7.3 million and $5.0 million during the three months ended June 30, 2016 and 2015, respectively, and $12.9 million and $9.5 million during the six months ended June 30, 2016 and 2015, respectively. On an organic basis, LiLAC Group’s total B2B revenue, including revenue from SOHO subscribers, increased 31.9% and 29.5% for the three and six months ended June 30, 2016, respectively, as compared to the corresponding prior-year periods.

Operating expenses

Our operating expenses increased $254.2 million and $282.1 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include (i) increases of $215.9 million and $290.4 million, respectively, attributable to the impact of the CWC Acquisition, the BASE Acquisition, the Choice Acquisition and other less significant acquisitions and (ii) decreases of $6.2 million and $16.1 million, respectively, attributable to the U.K. Non-Cable Disposal and other less significant dispositions. Our operating expenses include share-based compensation expense, which remained relatively unchanged during the three and six months ended June 30, 2016. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, dispositions, FX and share-based compensation expense, our operating expenses increased $87.6 million or 5.2% and $124.9 million or 3.7% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily attributable to the net effect of (a) increases in programming and copyright costs, (b) decreases in mobile access and interconnect costs, (c) increases in mobile handset costs, (d) increases in network-related expenses and (e) decreases in personnel costs. Certain of these changes include (1) decreases in integration-related costs in the Netherlands that aggregate to $3.5 million and $14.9 million, respectively, and (2) increases in integration-related costs of $3.4 million in each period that were incurred by CWC in connection with the integration of Columbus with CWC’s operations. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $150.7 million and $173.3 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $119.8 million and $148.5 million, respectively, attributable to the impact of the CWC Acquisition, the BASE Acquisition, the Choice Acquisition and other less significant acquisitions. Our SG&A expenses include share-based compensation expense, which increased $18.0 million and $15.6 million during the three and six months ended June 30, 2016, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $24.1 million or 3.4% and $46.6 million or 3.3% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily attributable to the net effect of (i) increases in personnel costs, (ii) increases in outsourced labor and professional fees, (iii) for the six-month comparison, an increase in information technology-related expenses and (iv) decreases in sales and marketing costs. These changes include (a) decreases in integration-related costs in the Netherlands that aggregate to $4.7 million and $7.8 million, respectively, (b) increases in integration-related costs in Belgium that aggregate to $2.8 million and $6.6 million, respectively, and (c) increases in integration-related costs associated with CWC that aggregate to $2.3 million in each period, including $1.4 million incurred by CWC in connection with the integration of Columbus with CWC’s operations. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions
Liberty Global:
Performance-based incentive awards (a)	$35.8	$28.5	$76.9	$70.6
Other share-based incentive awards	33.1	25.1	58.5	50.5
Total Liberty Global	68.9	53.6	135.4	121.1
Telenet share-based incentive awards	3.6	2.4	4.6	5.6
Other	2.1	0.6	3.6	1.3
Total	$74.6	$56.6	$143.6	$128.0
Included in:
Operating expense:
Liberty Global Group	$1.1	$1.1	$1.6	$1.8
LiLAC Group	0.3	0.3	0.5	0.3
Total operating expense	1.4	1.4	2.1	2.1
SG&A expense:
Liberty Global Group	70.3	53.9	137.0	125.7
LiLAC Group	2.9	1.3	4.5	0.2
Total SG&A expense	73.2	55.2	141.5	125.9
Total	$74.6	$56.6	$143.6	$128.0
_______________

(a)	Includes share-based compensation expense related to (i) Liberty Global PSUs, including the 2016 PSUs, (ii) the Challenge Performance Awards and (iii) the PGUs.

For additional information regarding our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended June 30,		Increase
	2016	2015	$	%
	in millions

Liberty Global Group	$1,426.9	$1,423.5	$3.4	0.2
LiLAC Group	126.1	54.3	71.8	132.2
Total	$1,553.0	$1,477.8	$75.2	5.1

	Six months ended June 30,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$2,810.1	$2,822.7	$(12.6)	(0.4)
LiLAC Group	178.4	106.5	71.9	67.5
Total	$2,988.5	$2,929.2	$59.3	2.0

Excluding the effects of FX, depreciation and amortization expense increased $104.1 million or 7.0% and $143.2 million or 4.9% during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, the Netherlands and, to a lesser extent, Switzerland/Austria, Belgium, Germany and Chile, and (iii) increases associated with acquisitions, primarily as a result of the BASE Acquisition and CWC Acquisition.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$69.7	$19.9	$88.4	$31.8
LiLAC Group	120.6	5.8	126.3	10.9
Total	$190.3	$25.7	$214.7	$42.7

The total 2016 amounts include (i) direct acquisition costs of $119.3 million and $133.4 million, respectively, primarily related to the CWC Acquisition and, to a lesser extent, the BASE Acquisition and the Dutch JV, and (ii) restructuring charges of $66.5 million and $84.3 million, respectively, including $63.0 million and $78.7 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Germany, U.K./Ireland, the European Operations Division’s central operations, the Netherlands and Chile.

The total 2015 amount for the three-month period includes (i) restructuring charges of $15.7 million, including $13.3 million of employee severance and termination costs related to certain reorganization activities, predominantly in U.K./Ireland, and (ii) direct acquisition costs of $9.6 million, primarily related to the BASE Acquisition and the Choice Acquisition.

The total 2015 amount for the six-month period includes (i) restructuring charges of $31.3 million, including $26.7 million of employee severance and termination costs related to certain reorganization activities, predominantly in U.K./Ireland, Switzerland/Austria, Puerto Rico and the Netherlands, (ii) gains from the disposition of assets of $19.8 million, primarily in U.K./Ireland, (iii) impairment charges of $16.5 million, primarily in U.K./Ireland, the Netherlands and Switzerland/Austria, and (iv) direct acquisition costs of $14.7 million, largely related to the BASE Acquisition and the Choice Acquisition.

We expect to continue to record significant restructuring charges over the next 12 months, due largely to our ongoing company-wide effort to optimize our operating model. In addition, we expect to undertake further restructuring programs in certain of our operating segments, including programs in connection with the integration of acquired entities.

For information regarding the CWC Acquisition, the BASE Acquisition and the Dutch JV, see note 3 to our condensed consolidated financial statements.

For additional information regarding our restructuring charges, see note 11 to our condensed consolidated financial statements.

The market values of our Liberty Global Group publicly-traded equity securities declined significantly immediately following the approval of Brexit. For additional information regarding Brexit, see Item 1A, Risk Factors in Part II of this Quarterly Report on Form 10-Q. In addition, we continue to experience significant competition in substantially all of our markets. If, among other factors, (i) the equity values of Liberty Global Group declined further or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. In particular, a decline in the fair value of our reporting unit in the Netherlands could result in the need to record a goodwill impairment charge based on the relatively high carrying value of this reporting unit.

Interest expense

The details of our interest expense are as follows:

	Three months ended June 30,		Increase
	2016	2015	$	%
	in millions

Liberty Global Group	$580.8	$560.6	$20.2	3.6
LiLAC Group	76.4	40.3	36.1	89.6
Inter-group eliminations	(0.1)	(0.1)	—	N.M.
Total	$657.1	$600.8	$56.3	9.4

	Six months ended June 30,		Increase
	2016	2015	$	%
	in millions

Liberty Global Group	$1,146.0	$1,138.2	$7.8	0.7
LiLAC Group	130.5	78.8	51.7	65.6
Inter-group eliminations	(0.1)	(0.3)	0.2	N.M.
Total	$1,276.4	$1,216.7	$59.7	4.9
_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense increased $12.5 million or 2.1% and $35.3 million or 2.9%, respectively. These increases are primarily attributable to the net effect of (i) higher average outstanding debt balances, largely due to debt incurred in connection with the CWC Acquisition and the BASE Acquisition, and (ii) lower weighted average interest rates related to the completion of certain financing transactions that resulted in extended maturities and decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$699.8	$(547.7)	$64.4	$114.6
LiLAC Group	(43.6)	(0.6)	(181.2)	77.6
Total cross-currency and interest rate derivative contracts (a)	656.2	(548.3)	(116.8)	192.2
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	308.3	(53.5)	513.7	(158.9)
Sumitomo Collar	66.3	(61.8)	135.0	(71.9)
Lionsgate Forward	3.3	—	22.0	—
Other	0.5	0.5	0.9	1.1
Total equity-related derivative instruments (b)	378.4	(114.8)	671.6	(229.7)
Foreign currency forward contracts:
Liberty Global Group	19.8	(18.1)	(1.9)	(27.4)
LiLAC Group	(1.8)	1.8	(8.9)	3.0
Total foreign currency forward contracts	18.0	(16.3)	(10.8)	(24.4)
Other – Liberty Global Group	(0.6)	(0.3)	(0.7)	0.7

Total Liberty Global Group	1,097.4	(680.9)	733.4	(141.8)
Total LiLAC Group	(45.4)	1.2	(190.1)	80.6
Total	$1,052.0	$(679.7)	$543.3	$(61.2)
_______________

(a)
The gain during the 2016 three-month period is primarily attributable to the net effect of (i) gains associated with decreases in the values of the British pound sterling and euro relative to the U.S. dollar, (ii) losses associated with decreases in market interest rates in the British pound sterling and euro markets and (iii) gains associated with decreases in market interest rates in the U.S. dollar market. The loss during the 2016 six-month period is primarily attributable to the net effect of (a) losses associated with decreases in market interest rates in the British pound sterling, euro and Chilean peso markets, (b) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar, (c) gains associated with decreases in market interest rates in the U.S. dollar market and (d) losses associated with increases in the values of the Chilean peso and euro relative to the U.S. dollar. In addition, the gain (loss) during the 2016 periods include a net gain (loss) of ($14.3 million) and $7.1 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the 2015 three-month period is primarily attributable to the net effect of (1) losses associated with increases in the values of the euro and British pound sterling relative to the U.S. dollar, (2) gains associated with increases in market interest rates in the euro and British pound sterling markets and (3) losses associated with increases in market interest rates in the U.S. dollar market. The gain during the 2015 six-month period is primarily attributable to the net effect of (I) gains associated with decreases in the values of the euro, Chilean peso and British pound sterling relative to the U.S. dollar, (II) losses associated with decreases in the values of the euro and U.S. dollar relative to the Swiss franc and (III) gains associated with increases in market interest rates in the euro and British pound sterling markets. In addition, the gain (loss) during the 2015 periods include net gains of $77.2 million and $60.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group:
U.S. dollar denominated debt issued by British pound sterling functional currency entities	$(443.4)	$239.2	$(570.5)	$81.6
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	243.6	(17.0)	443.7	(135.4)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	118.4	(37.9)	153.8	(6.3)
Yen denominated debt issued by a U.S. dollar functional currency entity	(64.4)	13.9	(118.5)	14.5
U.S. dollar denominated debt issued by euro functional currency entities	(195.6)	214.4	91.3	(585.7)
Euro denominated debt issued by British pound sterling functional currency entities	(28.4)	9.8	(63.5)	27.7
Cash and restricted cash denominated in a currency other than the entity’s functional currency	43.5	(68.2)	(14.4)	(15.2)
Other	(9.2)	17.5	(6.0)	(2.7)
Total Liberty Global Group	(335.5)	371.7	(84.1)	(621.5)
LiLAC Group:
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	18.6	(30.2)	105.1	(71.3)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	12.7	—	12.7	—
Other	6.1	(1.1)	7.2	(2.4)
Total LiLAC Group	37.4	(31.3)	125.0	(73.7)
Total	$(298.1)	$340.4	$40.9	$(695.2)
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our fair value measurements, see note 5 to our condensed consolidated financial statements. All of our investments and debt that we account for using the fair value method are attributed to the Liberty Global Group. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Investments:
ITV	$(433.4)	$100.4	$(673.9)	$204.5
Lionsgate	(8.1)	—	(60.8)	—
Sumitomo	(0.6)	43.1	(17.9)	59.2
Other, net (a)	52.7	(32.7)	95.0	(1.5)
Debt	13.0	—	13.0	—
Total	$(376.4)	$110.8	$(644.6)	$262.2
_______________

(a)	Most of the gains during the three and six months ended June 30, 2016 relate to an investment that we expect to sell during the second half of 2016.

Losses on debt modification and extinguishment, net

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(21.1)	$(73.8)	$(25.4)	$(348.3)
LiLAC Group	1.5	—	1.5	—
Total	$(19.6)	$(73.8)	$(23.9)	$(348.3)

The net loss during the six months ended June 30, 2016 is attributable to (i) the payment of redemption premium of $32.0 million (including $28.6 million during the second quarter), (ii) the write-off of unamortized premium of $19.0 million (all during the second quarter), (iii) the write-off of deferred financing costs of $8.7 million (including $7.8 million during the second quarter) and (iv) a loss related to the settlement of portions of the Sumitomo Collar and the Sumitomo Collar Loan of $2.2 million (all during the second quarter).

The loss during the six months ended June 30, 2015 is attributable to (i) the payment of redemption premium of $274.0 million (including $54.2 million during the second quarter), (ii) the write-off of deferred financing costs of $63.1 million (including $16.0 million during the second quarter), (iii) the write-off of unamortized discount of $10.4 million (including $2.8 million during the second quarter) and (iv) the payment of third-party costs of $0.8 million (all during the second quarter).

For additional information concerning our losses on debt modification and extinguishment, net, see notes 4 and 7 to our condensed consolidated financial statements.

Other income (expense), net

The details of our other income (expense), net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(23.0)	$(2.0)	$30.0	$(2.6)
LiLAC Group	(0.4)	0.4	(0.1)	0.2
Inter-group eliminations	(0.1)	(0.1)	(0.1)	(0.3)
Total	$(23.5)	$(1.7)	$29.8	$(2.7)

The total 2016 amounts include (i) expense of $27.3 million and $55.2 million, respectively, representing our share of the results of affiliates and (ii) interest income of $7.3 million and $20.8 million, respectively. In addition, the 2016 six-month amount includes income of $69.8 million, representing our share of the settlement of certain litigation between Vivendi and Liberty Media, as further described in note 13 to our condensed consolidated financial statements.

The total 2015 amounts include (i) expense of $11.3 million and $23.2 million, respectively, representing our share of the results of affiliates and (ii) interest income of $8.8 million and $22.0 million, respectively.

Income tax expense

The details of our income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(45.5)	$(131.4)	$(8.6)	$(37.6)
LiLAC Group	(10.5)	1.4	1.5	(14.5)
Total	$(56.0)	$(130.0)	$(7.1)	$(52.1)

The income tax expense during the three months ended June 30, 2016 differs from the expected income tax expense of $33.0 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) non-deductible or non-taxable foreign currency exchange results, (b) the tax effect of intercompany financing and (c) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

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

The income tax expense during the six months ended June 30, 2016 differs from the expected income tax benefit of $51.3 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) non-deductible or non-taxable foreign currency exchange results, (b) the tax effect of intercompany financing and (c) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

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

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Net earnings (loss)

The details of our net earnings (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$223.8	$(407.2)	$(110.0)	$(963.3)
LiLAC Group	(114.7)	(2.7)	(153.6)	31.7
Total	$109.1	$(409.9)	$(263.6)	$(931.6)

During the three months ended June 30, 2016 and 2015, we reported net earnings (loss) of $109.1 million and ($409.9 million), respectively, including (i) operating income of $487.8 million and $624.9 million, respectively, (ii) net non-operating expense of $322.7 million and $904.8 million, respectively, and (iii) income tax expense of $56.0 million and $130.0 million, respectively.

During the six months ended June 30, 2016 and 2015, we reported net losses of $263.6 million and $931.6 million, respectively, including (i) operating income of $1,074.4 million and $1,182.4 million, respectively, (ii) net non-operating expense of $1,330.9 million and $2,061.9 million, respectively, and (iii) income tax expense of $7.1 million and $52.1 million, respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings is largely dependent on our ability to increase our aggregate Adjusted OIBDA to a level that more than offsets the aggregate amount of our (a) share-based compensation expense, (b) depreciation and amortization, (c) impairment, restructuring and other operating items, (d) interest expense, (e) other non-operating expenses and (f) income tax expenses.

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

Net loss attributable to noncontrolling interests

The details of our net loss attributable to noncontrolling interests are as follows:

	Three months ended June 30,
	2016	2015	Change
	in millions

Liberty Global Group	$0.1	$(51.6)	$51.7
LiLAC Group	(7.8)	(3.2)	(4.6)
Total	$(7.7)	$(54.8)	$47.1

	Six months ended June 30,
	2016	2015	Change
	in millions

Liberty Global Group	$3.3	$(65.6)	$68.9
LiLAC Group	(7.4)	(5.0)	(2.4)
Total	$(4.1)	$(70.6)	$66.5

The changes in net loss attributable to noncontrolling interests during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, are primarily attributable to the results of operations of (i) Telenet and (ii) CWC, following the CWC Acquisition.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our nine subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Ziggo Group Holding, Unitymedia, UPC Holding, Telenet, CWC, Columbus, VTR Finance and Liberty Puerto Rico. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2016. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2016 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$6.9
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	657.5
LiLAC Group (d)	64.4
Total Liberty Global and unrestricted subsidiaries	728.8
Borrowing groups (e):
CWC (f)	248.2
VTR Finance	117.6
Liberty Puerto Rico	70.4
UPC Holding	60.7
Virgin Media (c)	37.1
Telenet	18.0
Ziggo Group Holding	5.2
Unitymedia	0.3
Total borrowing groups	557.5
Total cash and cash equivalents	$1,286.3

Liberty Global Group	$785.7
LiLAC Group	500.6
Total cash and cash equivalents	$1,286.3
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis, which is attributed to the Liberty Global Group.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $0.6 million of cash and cash equivalents held by Virgin Media is included in the amount shown for the Liberty Global Group’s unrestricted subsidiaries.

(d)	Represents the aggregate amount held by subsidiaries attributed to the LiLAC Group that are outside of our borrowing groups.

(e)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(f)	Amount includes $71.7 million held by Columbus and its subsidiaries, which together constitute a separate borrowing group within CWC.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $6.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $721.9 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at June 30, 2016. Our remaining cash and cash equivalents of $557.5 million at June 30, 2016 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2016, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at June 30, 2016, all outstanding principal due in 2021).

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

In addition, the amount of cash we receive from our subsidiaries to satisfy U.S. dollar-denominated liquidity requirements is impacted by fluctuations in exchange rates, particularly with regard to the translation of British pounds sterling and euros into U.S. dollars. In this regard, the strengthening (weakening) of the U.S. dollar against these currencies will result in decreases (increases) in the U.S. dollars received from the applicable subsidiaries to fund the repurchase of our equity securities and other U.S. dollar-denominated liquidity requirements. As further discussed under Item 1A. Risk Factors in Part II of this Quarterly Report, the approval of Brexit has resulted in a significant decrease in the value of the British pound sterling and, to a lesser extent, the euro against the U.S. dollar.

At June 30, 2016, our consolidated cash and cash equivalents balance includes $1,262.7 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Sumitomo Collar Loan and the Sumitomo Share Loan and (iii) principal payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $2,478.9 million at June 30, 2016 and no stated maturity). For information regarding the liquidity impacts of the pending creation of the Dutch JV, see note 3 to our condensed consolidated financial statements. For information regarding our commitments and contingencies, see note 13 to our condensed consolidated financial statements.

During the six months ended June 30, 2016, we purchased a total of 12,431,322 Class A Liberty Global Shares at a weighted average price of $33.64 and 16,244,889 Class C Liberty Global Shares at a weighted average price of $34.18 for an aggregate purchase price of $973.4 million, including direct acquisition costs and the effects of derivative instruments. At June 30, 2016, the remaining amount authorized for share repurchases was $3,031.9 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2016, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ contingencies, see note 13 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, the Sumitomo Collar Loan, the Sumitomo Share Loan and the Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our June 30, 2016 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2016 (as adjusted to include the Adjusted OIBDA of CWC for the full quarter) was 5.0x. In addition, the ratio of our June 30, 2016 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2016 (as adjusted to include the Adjusted OIBDA of CWC for the full quarter) was 4.8x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of Ziggo Group Holding were to decline, we could be required to partially repay or limit our borrowings under the Ziggo Credit Facilities in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2016, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2016, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $51.9 billion, including $2,142.2 million that is classified as current in our condensed consolidated balance sheet and $47.2 billion that is not due until 2021 or thereafter. For additional information concerning our current debt maturities, see note 7 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at June 30, 2016, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2016.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six months ended
	June 30,
	2016	2015	Change
	in millions

Net cash provided by operating activities	$2,666.6	$2,685.8	$(19.2)
Net cash used by investing activities	(2,568.0)	(1,692.1)	(875.9)
Net cash provided (used) by financing activities	168.0	(1,332.5)	1,500.5
Effect of exchange rate changes on cash	37.6	(0.2)	37.8
Net increase (decrease) in cash and cash equivalents	$304.2	$(339.0)	$643.2

Operating Activities. Our net cash flows from operating activities are as follows:

	Six months ended
	June 30,
	2016	2015	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$2,560.8	$2,552.1	$8.7
LiLAC Group	105.8	133.7	(27.9)
Total	$2,666.6	$2,685.8	$(19.2)

The decrease in total net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided due to higher cash receipts related to derivative instruments, (ii) a decrease in cash provided due to higher payments for interest, (iii) an increase in the cash provided by our Adjusted OIBDA and related working capital items and (iv) a decrease in cash provided due to higher payments for taxes.

Investing Activities. Our net cash flows from investing activities are as follows:

	Six months ended
	June 30,
	2016	2015	Change
	in millions

Net cash used by investing activities:
Liberty Global Group	$(2,402.9)	$(1,418.5)	$(984.4)
LiLAC Group	(170.8)	(380.9)	210.1
Inter-group eliminations	5.7	107.3	(101.6)
Total	$(2,568.0)	$(1,692.1)	$(875.9)

The increase in total net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,046.5 million associated with higher cash paid in connection with acquisitions, (ii) a decrease in cash used of $116.8 million associated with lower cash paid related to investments in and loans to affiliates and others and (iii) a decrease in cash used of $69.8 million as a result of cash proceeds received in connection with the Vivendi settlement, as further described in note 13 to our condensed consolidated financial statements. Additionally, capital expenditures increased from $1,262.4 million during the first six months of 2015 to $1,276.1 million during the first six months of 2016 due to the net effect of (a) an increase resulting from acquisitions, (b) a decrease resulting from FX and (c) to a much lesser extent, a net increase in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing.

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

	Six months ended June 30,
	2016			2015
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$2,024.0	$204.9	$2,228.9	$1,839.6	$125.9	$1,965.5
Assets acquired under capital-related vendor financing arrangements	(929.4)	(17.0)	(946.4)	(675.9)	—	(675.9)
Assets acquired under capital leases	(41.6)	(0.2)	(41.8)	(74.5)	—	(74.5)
Changes in current liabilities related to capital expenditures	41.5	(6.1)	35.4	61.8	(14.5)	47.3
Capital expenditures	$1,094.5	$181.6	$1,276.1	$1,151.0	$111.4	$1,262.4

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Operations Division, which accounted for $2,017.7 million and $1,797.9 million of Liberty Global Group’s property and equipment additions during the six months ended June 30, 2016 and 2015, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) an increase in expenditures for new build and upgrade projects, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iv) a decrease due to FX and (v) an increase due to the impact of the BASE Acquisition.
Property and equipment additions attributable to the LiLAC Group increased during the six months ended June 30, 2016, as compared to the corresponding period in 2015, primarily due to the net effect of (i) an increase due to the impacts of the CWC Acquisition and the Choice Acquisition, (ii) an increase in expenditures for new build and upgrade projects, (iii) a decrease due to FX, (iv) an increase in expenditures for the purchase and installation of customer premises equipment and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems. During the first six months of 2016, approximately 50% of VTR’s purchases of property and equipment were denominated in U.S. dollars.
Including BASE and CWC, but excluding Ziggo Group Holding, we expect the percentage of revenue represented by our aggregate 2016 consolidated property and equipment additions to range from 25% to 27%, including (i) 26% to 28% for the Liberty Global Group and (ii) 19% to 21% for the LiLAC Group. These ranges reflect changes from the expectations disclosed in our 2015 Annual Report on Form 10-K, which included Ziggo Group Holding and excluded BASE and CWC. In this regard, the range for the Liberty Global Group represents an increase from our previously-reported expectation of 25% to 27% and the range for the LiLAC Group represents a decrease from our previously-reported expectation of 21% to 23%. The range for Liberty Global on a consolidated basis remains unchanged from our previously-reported expectations. The actual amount of our 2016 consolidated property and equipment additions and the 2016 property and equipment additions of the Liberty Global Group and the LiLAC Group may vary from expected amounts for a variety of reasons, including (a) changes in (1) the competitive or regulatory environment, (2) business plans, (3) our current or expected future operating results or (4) foreign currency exchange rates and (b) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. Our net cash flows from financing activities are as follows:

	Six months ended
	June 30,
	2016	2015	Change
	in millions

Net cash provided (used) by financing activities:
Liberty Global Group	$(109.2)	$(1,601.5)	$1,492.3
LiLAC Group	282.9	376.3	(93.4)
Inter-group eliminations	(5.7)	(107.3)	101.6
Total	$168.0	$(1,332.5)	$1,500.5

The change in total net cash provided (used) by our financing activities is primarily attributable to an increase in cash of (i) $511.0 million related to higher net borrowings of debt, (ii) $267.1 million due to lower payments for financing costs and debt premiums, (iii) $260.0 million due to lower payments related to derivative instruments, (iv) $190.6 million due to lower repurchases of Liberty Global ordinary shares, (v) $142.2 million related to a decrease in purchases of additional shares of our subsidiaries and (vi) $130.4 million associated with call option contracts on Liberty Global ordinary shares.

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

The following table provides the details of our free cash flow:

	Six months ended June 30,
	2016			2015
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities	$2,560.8	$105.8	$2,666.6	$2,552.1	$133.7	$2,685.8
Excess tax benefits from share-based compensation (a)	3.2	—	3.2	16.0	1.9	17.9
Cash payments for direct acquisition and disposition costs	24.9	61.1	86.0	234.8	4.0	238.8
Expenses financed by an intermediary (b)	393.2	—	393.2	51.7	—	51.7
Capital expenditures	(1,094.5)	(181.6)	(1,276.1)	(1,151.0)	(111.4)	(1,262.4)
Principal payments on amounts financed by vendors and intermediaries	(1,420.9)	—	(1,420.9)	(732.1)	—	(732.1)
Principal payments on certain capital leases	(55.2)	(0.7)	(55.9)	(77.2)	(0.2)	(77.4)
Free cash flow	$411.5	$(15.4)	$396.1	$894.3	$28.0	$922.3
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2016. With the exception of debt, capital leases and the related projected interest payments (which include CWC amounts), the commitments of CWC have been excluded from the table pending our verification of the amounts. These excluded commitments are not expected to be material in relation to our total commitments.

	Payments due during:							Total
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter
	in millions

Debt (excluding interest)	$939.5	$1,464.5	$1,237.6	$574.8	$151.2	$8,244.7	$38,002.8	$50,615.1
Capital leases (excluding interest)	84.5	126.7	95.0	81.0	77.6	79.6	767.1	1,311.5
Programming commitments	577.3	1,040.9	872.0	429.1	164.9	7.4	0.8	3,092.4
Network and connectivity commitments	729.5	313.7	171.1	96.9	61.5	52.9	875.9	2,301.5
Purchase commitments	767.0	288.8	142.7	85.8	67.7	18.3	61.3	1,431.6
Operating leases	80.3	144.4	121.9	95.2	73.9	60.5	245.0	821.2
Other commitments	68.4	57.5	36.7	32.4	16.3	14.2	16.5	242.0
Total (a)	$3,246.5	$3,436.5	$2,677.0	$1,395.2	$613.1	$8,477.6	$39,969.4	$59,815.3
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$1,075.0	$2,153.0	$2,104.8	$2,095.6	$2,086.6	$1,944.3	$4,900.0	$16,359.3
LiLAC Group	179.7	364.7	360.5	358.5	339.6	291.0	370.5	2,264.5
Total	$1,254.7	$2,517.7	$2,465.3	$2,454.1	$2,426.2	$2,235.3	$5,270.5	$18,623.8
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2016 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($508.7 million at June 30, 2016, including $81.9 million related to CWC and its subsidiaries) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2016. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements. For information concerning our commitments, see note 13 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivatives below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2016 and 2015, see note 4 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2015 Annual Report on Form 10-K. The following discussion updates selected numerical information to June 30, 2016.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2016, $949.2 million or 73.8% and $165.9 million or 12.9% of our consolidated cash balances were denominated in U.S. dollars and euros, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	June 30, 2016	December 31, 2015
Spot rates:
Euro	0.9031	0.9203
British pound sterling	0.7537	0.6787
Swiss franc	0.9773	0.9997
Hungarian forint	284.54	290.85
Polish zloty	3.9462	3.9286
Czech koruna	24.438	24.867
Romanian lei	4.0840	4.1604
Chilean peso	659.71	708.60
Jamaican dollar	126.60	119.95

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Average rates:
Euro	0.8853	0.9036	0.8957	0.8956
British pound sterling	0.6971	0.6526	0.6978	0.6565
Swiss franc	0.9704	0.9414	0.9818	0.9478
Hungarian forint	277.41	276.58	280.15	275.48
Polish zloty	3.8705	3.6941	3.9127	3.7095
Czech koruna	23.940	24.753	24.225	24.650
Romanian lei	3.9829	4.0153	4.0282	3.9865
Chilean peso	677.28	617.85	689.17	621.28
Jamaican dollar	123.71	115.17	122.41	115.07

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2016, we effectively paid a fixed interest rate on 96% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £559 million ($742 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £80 million ($106 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency derivative contracts by approximately £38 million ($50 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint and Czech koruna relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €514 million ($569 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €280 million ($310 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €121 million ($134 million); and

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €67 million ($74 million).

Ziggo Group Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Ziggo Group Holding cross-currency and interest rate derivative contracts by approximately €285 million ($316 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Ziggo Group Holding cross-currency and interest rate derivative contracts by approximately €141 million ($156 million).

Unitymedia Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2016, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency derivative contracts by approximately €248 million ($275 million).

Telenet Cross-currency Derivative Contracts and Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2016:

(i)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €111 million ($123 million).

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €98 million ($109 million).

CWC Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2016, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the CWC cross-currency derivative contracts by approximately JMD 3.4 billion ($27 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2016, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 110.3 billion ($167 million).

ITV Collar

Holding all other factors constant, at June 30, 2016, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £70 million ($93 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2016, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥3.7 billion ($36 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2016. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 4 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$(27.4)	$47.5	$33.6	$39.8	$27.2	$28.5	$13.9	$163.1
Principal-related (b)	8.7	128.4	(17.8)	(43.0)	73.9	(248.1)	(1,716.9)	(1,814.8)
Other (c)	(57.6)	(177.7)	(402.5)	(132.6)	(10.8)	—	(10.7)	(791.9)
Total Liberty Global Group	(76.3)	(1.8)	(386.7)	(135.8)	90.3	(219.6)	(1,713.7)	(2,443.6)
LiLAC Group:
Interest-related (a)	4.0	18.4	18.4	16.7	16.2	16.1	11.1	100.9
Principal-related (b)	—	—	—	—	—	—	42.8	42.8
Other (c)	0.6	(0.9)	—	—	—	—	—	(0.3)
Total LiLAC Group	4.6	17.5	18.4	16.7	16.2	16.1	53.9	143.4
Total	$(71.7)	$15.7	$(368.3)	$(119.1)	$106.5	$(203.5)	$(1,659.8)	$(2,300.2)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2016. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2016, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The U.K. referendum advising for the exit of the U.K. from the E.U. could have a material adverse effect on our business, financial condition or results of operations. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U., commonly referred to as “Brexit.” Although the vote is non-binding, it is expected that the referendum will be passed into law and the British government will commence negotiations to determine the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations (including the U.S.) as the U.K. pursues independent trade relations. The initial impact of the announcement of Brexit caused significant volatility in global stock markets, including in the prices of our shares, as well as significant currency fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, namely the British pound sterling and the euro.
The potential impacts, if any, of the uncertainty relating to Brexit or the resulting terms of the withdrawal of the U.K. from the E.U. on customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Examples of the impact Brexit could have on our business, financial condition or results of operations include:

•
changes in foreign currency exchange rates and disruptions in the capital markets. For example, a sustained period of weakness in the British pound sterling or the euro could have an adverse impact on our liquidity, including our ability to fund repurchases of our equity securities and other U.S. dollar-denominated liquidity requirements;

•
legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws and directives to replace or replicate, or where previously implemented by enactment of U.K. laws or regulations, to retain, amend or repeal;

•	uncertainty as to the terms of the U.K.’s withdrawal from, and future relationship with, the E.U. in terms of the impact on the free movement of the Company’s services, capital and employees;

•	global economic uncertainty, which may cause the Company’s customers to reevaluate what they are willing to spend on our products and services; and

•
various geopolitical forces may impact the global economy and our business, including, for example, other E.U. member states (in particular those member states where we have operations) proposing referendums to, or electing to, exit the E.U.

Any of these effects of Brexit, and others that we cannot anticipate, could adversely impact our business, results of operations and financial condition.
As a result of the CWC Acquisition, Liberty Global became subject to additional regulatory risks and conditions in the jurisdictions in which CWC operates. Prior to the CWC Acquisition, Liberty Global operated in 14 countries and added numerous other countries with the CWC Acquisition. As such, Liberty Global is now subject to a significant number of additional video, internet, telecommunications and competition regulatory regimes that govern its operations across the various legal jurisdictions in which CWC operates. In particular, Liberty Global is reliant on governments and regulators in the jurisdictions in which CWC operates for access, on mutually beneficial terms, to spectrum for both existing and next-generation mobile services. Liberty Global is also subject to key regulatory decisions relating to pricing of CWC’s services in certain jurisdictions, such as the determination of termination rates. Failure to comply with regulations or regulatory decisions could result in fines or restrict the ability to operate or provide existing or new services to CWC customers. Furthermore, the governments in the countries and territories in which CWC operates differ widely with respect to political structure, constitution, economic philosophy, stability and level of regulation. Moreover, in several of CWC’s key markets, including Panama and the Bahamas, governments are CWC’s partners and co-owners. Consequently, Liberty Global may not be able to fully utilize CWC’s contractual or legal rights or all options available, where to do so might conflict with broader regulatory or governmental considerations.
Liberty Global is subject to additional political risk and conditions in the jurisdictions in which CWC operates. CWC operates in numerous countries, almost all of which are different from those in which Liberty Global operated prior to the CWC Acquisition. In certain of these countries and territories, political, security and economic changes may result in political and regulatory uncertainty. Governments may expropriate or nationalize assets or increase their participation in the economy generally and in telecommunications operations in particular. In addition, certain countries and territories in which CWC operates face significant challenges relating to the condition of physical infrastructure, including transportation, electricity generation and transmission. Such countries and territories may also be subject to a higher risk of inflationary pressures, which could increase Liberty Global’s operating costs and decrease consumer demand and spending power in the region. Each of these factors could, individually or in the aggregate, have an adverse effect on Liberty Global’s business, financial condition, results of operations and prospects.
As a result of the CWC Acquisition, Liberty Global is subject to the economic risks and conditions of the markets in which CWC operates, most of which are in developing economies and have historically experienced more volatility in their general economic conditions. Most of CWC’s operations are in developing economies with limited scale, which historically have experienced more volatility in their general economic conditions than many of the jurisdictions in which Liberty Global operated prior to the CWC Acquisition. Should current economic conditions deteriorate in the markets in which CWC operates, there may be volatility in exchange rates, increases in interest rates and liquidity shortfalls, which would have an adverse effect on Liberty Global’s revenue and profits. Additionally, deteriorating economic conditions, along with recessionary pressures and country-specific issues in countries in which CWC operates, could, among other things, affect the level of tourism experienced by some countries (an industry on which much of the Caribbean is heavily reliant) and the level of local consumer and business expenditure on telecommunications. The impact of poor economic conditions in the markets in which CWC operates could have an adverse effect on Liberty Global’s business, financial condition, results of operations and prospects.
Although we expect synergies to result from the CWC Acquisition, we may not realize anticipated synergies in the event of integration challenges. Liberty Global’s ability to realize anticipated synergies of the CWC Acquisition will depend, in part, on successfully integrating the businesses of two companies that operated as independent public companies. There is no assurance that the integration process will be completed smoothly or successfully or within the anticipated time frame. The success and integration of CWC’s operations with those of the LiLAC Group will depend, among other things, upon Liberty Global and CWC retaining key employees during the periods before and after the CWC Acquisition is completed. Additionally, the integration process could disrupt momentum in each of CWC’s and Liberty Global’s ongoing businesses or cause inconsistencies in controls, standards, procedures and policies. Such disruption or inconsistencies could adversely affect the resulting operations’ ability to maintain relationships with customers and employees, achieve the anticipated benefits of the CWC Acquisition or increase the resulting operations’ earnings. If the combined operations are not smoothly or successfully integrated, the anticipated synergies of the CWC Acquisition may not be fully realized or may take longer to realize than expected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2016 through April 30, 2016:
Class A Liberty Global Shares	—	$—	—	(b)
Class C Liberty Global Shares	136,615	$36.78	136,615	(b)
May 1, 2016 through May 31, 2016:
Class A Liberty Global Shares	4,510,900	$36.87	4,510,900	(b)
Class C Liberty Global Shares	858,334	$36.08	858,334	(b)
June 1, 2016 through June 30, 2016:
Class A Liberty Global Shares	7,920,422	$31.81	7,920,422	(b)
Class C Liberty Global Shares	7,608,803	$30.59	7,608,803	(b)
Total — April 1, 2016 through June 30, 2016:
Class A Liberty Global Shares	12,431,322	$33.64	12,431,322	(b)
Class C Liberty Global Shares	8,603,752	$31.24	8,603,752	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At June 30, 2016, the remaining amount authorized for share repurchases was $3,031.9 million.

Item 6.	EXHIBITS

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

4.3
Telenet Additional Facility AD Accession Agreement dated May 2, 2016 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2016 (File No. 001-35961).

4.4
Credit Agreement, dated May 16, 2016, among LGE Coral Holdco Limited, Sable International Finance Limited, Coral-US Co-Borrower LLC, The Bank of Nova Scotia as Administrative Agent and L/C Issuer and Swing Line Lender and First Caribbean International Bank (Bahamas) Limited, BNP Paribas Fortis SA/NV and Royal Bank of Canada as Alternative L/C Issuers (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2016 (File No. 001-35961) (the May 2016 8-K)).

4.5
Indenture dated March 31, 2014, among Columbus International Inc., The Bank of New York Mellon as Trustee and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Transfer Agent and Paying Agent (incorporated by reference to Exhibit 4.2 to the May 2016 8-K).

4.6
Indenture dated August 5, 2015, among Sable International Finance Limited as Issuer, Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent and Deutsche Bank Luxembourg, S.A. as Luxembourg Paying Agent and (Regulation S) Transfer Agent (incorporated by reference to Exhibit 4.4 to the May 2016 8-K).

4.7
Indenture dated August 5, 2015, among Sable International Finance Limited as Issuer, Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent and Deutsche Bank Luxembourg, S.A. as Luxembourg Paying Agent and (Regulation S) Transfer Agent (incorporated by reference to Exhibit 4.4 to the May 2016 8-K).

4.8
First Supplemental Indenture dated November 23, 2015, among Sable International Finance Limited as Issuer and Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent (incorporated by reference to Exhibit 4.5 to the May 2016 8-K).

4.9
Fourth Supplemental Indenture, dated as of July 1, 2016, among Virgin Media, the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.50% Convertible Senior Notes due 2016.*

4.10
Additional Facility AN Accession Agreement dated August 3, 2016 and entered into between, among others, UPC Financing Partnership and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2016 (File No. 001-35961).

10 — Material Contracts:

10.1
Form of Performance Share Units Agreement between the Registrant and our Chief Executive Officer under the Liberty Global Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015.*

10.2
Form of Share Appreciation Rights Agreement between the Registrant and our Chief Executive Officer under the Liberty Global Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015.*

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

LIBERTY GLOBAL PLC

Dated:	August 4, 2016	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 4, 2016	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	August 4, 2016	/s/ BERNARD G. DVORAK
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

4.3
Telenet Additional Facility AD Accession Agreement dated May 2, 2016 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2016 (File No. 001-35961).

4.4
Credit Agreement, dated May 16, 2016, among LGE Coral Holdco Limited, Sable International Finance Limited, Coral-US Co-Borrower LLC, The Bank of Nova Scotia as Administrative Agent and L/C Issuer and Swing Line Lender and First Caribbean International Bank (Bahamas) Limited, BNP Paribas Fortis SA/NV and Royal Bank of Canada as Alternative L/C Issuers (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2016 (File No. 001-35961) (the May 2016 8-K)).

4.5
Indenture dated March 31, 2014, among Columbus International Inc., The Bank of New York Mellon as Trustee and The Bank of New York Mellon (Luxembourg) S.A. as Luxembourg Transfer Agent and Paying Agent (incorporated by reference to Exhibit 4.2 to the May 2016 8-K).

4.6
Indenture dated August 5, 2015, among Sable International Finance Limited as Issuer, Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent and Deutsche Bank Luxembourg, S.A. as Luxembourg Paying Agent and (Regulation S) Transfer Agent (incorporated by reference to Exhibit 4.4 to the May 2016 8-K).

4.7
Indenture dated August 5, 2015, among Sable International Finance Limited as Issuer, Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent and Deutsche Bank Luxembourg, S.A. as Luxembourg Paying Agent and (Regulation S) Transfer Agent (incorporated by reference to Exhibit 4.4 to the May 2016 8-K).

4.8
First Supplemental Indenture dated November 23, 2015, among Sable International Finance Limited as Issuer and Deutsche Bank Trust Company Americas as Trustee, Principal Paying Agent, Registrar and Transfer Agent (incorporated by reference to Exhibit 4.5 to the May 2016 8-K).

4.9
Fourth Supplemental Indenture, dated as of July 1, 2016, among Virgin Media, the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.50% Convertible Senior Notes due 2016.*

4.10
Additional Facility AN Accession Agreement dated August 3, 2016 and entered into between, among others, UPC Financing Partnership and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2016 (File No. 001-35961).

10 — Material Contracts:

10.1
Form of Performance Share Units Agreement between the Registrant and our Chief Executive Officer under the Liberty Global Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015.*

10.2
Form of Share Appreciation Rights Agreement between the Registrant and our Chief Executive Officer under the Liberty Global Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015.*

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