Form 10-Q
period 2016-09-30
Liberty Global plc
filed 2016-11-03
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐  Smaller Reporting Company  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of October 27, 2016 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	256,854,989	10,805,850	638,673,677
LiLAC ordinary shares	51,037,232	1,888,323	121,221,345

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2016	December 31, 2015
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$977.1	$982.1
Trade receivables, net	1,728.4	1,467.7
Derivative instruments (note 4)	416.8	421.9
Prepaid expenses	276.5	144.2
Other current assets	525.8	341.5
Total current assets	3,924.6	3,357.4
Investments (including $1,936.1 million and $2,591.8 million, respectively, measured at fair value)	2,243.8	2,839.6
Property and equipment, net (note 6)	21,606.2	21,684.0
Goodwill (note 6)	24,360.0	27,020.4
Intangible assets subject to amortization, net (note 6)	4,076.2	7,092.5
Assets held for sale (note 3)	18,546.6	—
Other assets, net (note 4)	6,216.1	5,565.1
Total assets	$80,973.5	$67,559.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2016	December 31, 2015
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,092.3	$1,050.1
Deferred revenue and advance payments from subscribers and others	1,141.8	1,393.5
Current portion of debt and capital lease obligations (notes 5 and 7)	2,155.4	2,537.9
Accrued income taxes	555.9	483.5
Accrued capital expenditures	502.1	441.8
Accrued interest	498.0	832.8
Derivative instruments (note 4)	482.5	346.3
Other accrued and current liabilities (note 11)	2,208.6	2,072.0
Total current liabilities	8,636.6	9,157.9
Long-term debt and capital lease obligations (notes 5 and 7)	41,792.1	44,211.2
Liabilities associated with assets held for sale (note 3)	13,411.7	—
Other long-term liabilities (notes 4 and 11)	4,167.8	4,015.6
Total liabilities	68,008.2	57,384.7
Commitments and contingencies (notes 3, 4, 7, 8, 13 and 15)
Equity (note 9):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 259,394,782 and 252,766,455 shares, respectively	2.6	2.5
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 10,805,850 and 10,472,517 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 639,468,548 and 584,044,394 shares, respectively	6.4	5.9
LiLAC Shares — Class A, $0.01 nominal value. Issued and outstanding 51,014,561 and 12,630,580 shares, respectively	0.5	0.1
LiLAC Shares — Class B, $0.01 nominal value. Issued and outstanding 1,888,323 and 523,423 shares, respectively	—	—
LiLAC Shares — Class C, $0.01 nominal value. Issued and outstanding 121,175,885 and 30,772,874 shares, respectively	1.2	0.3
Additional paid-in capital	17,982.0	14,908.1
Accumulated deficit	(5,677.3)	(5,160.1)
Accumulated other comprehensive earnings (loss), net of taxes	(316.7)	895.9
Treasury shares, at cost	(0.3)	(0.4)
Total Liberty Global shareholders	11,998.5	10,652.4
Noncontrolling interests	966.8	(478.1)
Total equity	12,965.3	10,174.3
Total liabilities and equity	$80,973.5	$67,559.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	in millions, except per share amounts

Revenue (note 14)	$5,207.2	$4,597.4	$14,869.3	$13,680.8
Operating costs and expenses:
Operating (other than depreciation and amortization) (including share-based compensation) (note 10)	1,920.3	1,700.2	5,574.9	5,064.4
Selling, general and administrative (SG&A) (including share-based compensation) (note 10)	935.1	830.3	2,665.0	2,395.2
Depreciation and amortization	1,416.9	1,458.4	4,405.4	4,387.6
Impairment, restructuring and other operating items, net (notes 3 and 11)	32.2	63.0	246.9	105.7
	4,304.5	4,051.9	12,892.2	11,952.9
Operating income	902.7	545.5	1,977.1	1,727.9
Non-operating income (expense):
Interest expense	(664.4)	(617.7)	(1,940.8)	(1,834.4)
Realized and unrealized gains (losses) on derivative instruments, net (note 4)	(436.4)	742.0	106.9	680.8
Foreign currency transaction gains (losses), net	92.3	(216.2)	133.2	(911.4)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (note 5)	73.8	(276.1)	(570.8)	(13.9)
Losses on debt modification and extinguishment, net (note 7)	(64.8)	(34.3)	(88.7)	(382.6)
Other income (expense), net (note 13)	1.2	(5.1)	31.0	(7.8)
	(998.3)	(407.4)	(2,329.2)	(2,469.3)
Earnings (loss) before income taxes	(95.6)	138.1	(352.1)	(741.4)
Income tax benefit (expense) (note 8)	(109.5)	2.5	(116.6)	(49.6)
Net earnings (loss)	(205.1)	140.6	(468.7)	(791.0)
Net earnings attributable to noncontrolling interests	(44.4)	(7.3)	(48.5)	(77.9)
Net earnings (loss) attributable to Liberty Global shareholders	$(249.5)	$133.3	$(517.2)	$(868.9)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (notes 1 and 12):
Liberty Global Shares	$(0.18)	$0.12	$(0.33)	$0.12
LiLAC Shares	$(0.47)	$0.69	$(2.49)	$0.69
Old Liberty Global Shares				$(1.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	in millions

Net earnings (loss)	$(205.1)	$140.6	$(468.7)	$(791.0)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(177.7)	(515.2)	(1,171.9)	(276.6)
Reclassification adjustments included in net earnings (loss)	0.5	0.5	(0.1)	1.5
Pension-related adjustments and other	(36.4)	0.9	(41.0)	(0.1)
Other comprehensive loss	(213.6)	(513.8)	(1,213.0)	(275.2)
Comprehensive loss	(418.7)	(373.2)	(1,681.7)	(1,066.2)
Comprehensive earnings attributable to noncontrolling interests	(44.6)	(7.3)	(48.1)	(78.0)
Comprehensive loss attributable to Liberty Global shareholders	$(463.3)	$(380.5)	$(1,729.8)	$(1,144.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2016	$8.5	$0.4	$14,908.1	$(5,160.1)	$895.9	$(0.4)	$10,652.4	$(478.1)	$10,174.3
Net loss	—	—	—	(517.2)	—	—	(517.2)	48.5	(468.7)
Other comprehensive loss, net of taxes	—	—	—	—	(1,212.6)	—	(1,212.6)	(0.4)	(1,213.0)
Impact of the CWC Acquisition (note 3)	1.1	0.1	4,488.9	—	—	—	4,490.1	1,451.8	5,941.9
Repurchase and cancellation of Liberty Global ordinary shares (note 9)	(0.5)	—	(1,615.1)	—	—	—	(1,615.6)	—	(1,615.6)
Share-based compensation (note 10)	—	—	186.2	—	—	—	186.2	—	186.2
Liberty Global call option contracts	—	—	119.1	—	—	—	119.1	—	119.1
Impact of the LiLAC Distribution (note 3)	—	1.2	(1.2)	—	—	—	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	(104.0)	—	—	0.1	(103.9)	(55.0)	(158.9)
Balance at September 30, 2016	$9.1	$1.7	$17,982.0	$(5,677.3)	$(316.7)	$(0.3)	$11,998.5	$966.8	$12,965.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2016	2015
	in millions
Cash flows from operating activities:
Net loss	$(468.7)	$(791.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	206.4	253.0
Depreciation and amortization	4,405.4	4,387.6
Impairment, restructuring and other operating items, net	246.9	105.7
Amortization of deferred financing costs and non-cash interest accretion	54.6	59.6
Realized and unrealized gains on derivative instruments, net	(106.9)	(680.8)
Foreign currency transaction losses (gains), net	(133.2)	911.4
Realized and unrealized losses due to changes in fair values of certain investments and debt, including impact of dividends	584.0	15.0
Losses on debt modification and extinguishment, net	88.7	382.6
Deferred income tax benefit	(221.3)	(280.7)
Excess tax benefit from share-based compensation	(4.0)	(27.0)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(610.4)	(176.1)
Net cash provided by operating activities	4,041.5	4,159.3
Cash flows from investing activities:
Capital expenditures	(1,945.0)	(1,851.5)
Cash paid in connection with acquisitions, net of cash acquired	(1,327.4)	(281.2)
Sale of investments	137.8	—
Investments in and loans to affiliates and others	(90.3)	(771.4)
Other investing activities, net	88.3	41.4
Net cash used by investing activities	$(3,136.6)	$(2,862.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2016	2015
	in millions
Cash flows from financing activities:
Borrowings of debt	$7,633.1	$13,293.5
Repayments and repurchases of debt and capital lease obligations	(6,880.8)	(12,293.6)
Repurchase of Liberty Global ordinary shares	(1,504.3)	(1,404.7)
Payment of financing costs and debt premiums	(148.9)	(395.0)
Change in cash collateral	117.7	61.8
Net cash paid related to derivative instruments	(39.5)	(298.8)
Net cash received (paid) associated with call option contracts on Liberty Global ordinary shares	9.2	(121.1)
Purchase of additional shares of subsidiaries	—	(142.2)
Other financing activities, net	(136.2)	(51.2)
Net cash used by financing activities	(949.7)	(1,351.3)

Effect of exchange rate changes on cash	39.8	7.4

Net decrease in cash and cash equivalents	(5.0)	(47.3)
Cash and cash equivalents:
Beginning of period	982.1	1,158.5
End of period	$977.1	$1,111.2

Cash paid for interest	$2,170.6	$1,767.4
Net cash paid for taxes	$330.2	$192.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2016
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to consumers and businesses, with consolidated operations at September 30, 2016 in more than 30 countries.

In Europe, we provide consumer and business-to-business (B2B) services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), (ii) the Netherlands through Ziggo Group Holding B.V. (Ziggo Group Holding), (iii) Germany through Unitymedia GmbH (Unitymedia), (iv) Belgium through Telenet Group Holding N.V. (Telenet), a 57.5%-owned subsidiary, and (v) seven other European countries through UPC Holding B.V. (UPC Holding). Virgin Media, Ziggo Group Holding, Unitymedia and UPC Holding are each wholly-owned subsidiaries of Liberty Global. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.”

In addition, we provide consumer and B2B services in (i) 18 countries, predominantly in Latin America and the Caribbean, through our wholly-owned subsidiary Cable & Wireless Communications Limited (formerly known as Cable & Wireless Communications Plc) (CWC), (ii) Chile through our wholly-owned subsidiary VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. CWC also provides (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. CWC owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (CWC Panama) (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (CWC BTC) (a 49.0%-owned entity that owns all of our operations in the Bahamas), Cable & Wireless Jamaica Limited (CWC Jamaica) (an 82.0%-owned entity that owns the majority of our operations in Jamaica) and Cable & Wireless Barbados Limited (CWC Barbados) (an 81.1%-owned entity that owns the majority of our operations in Barbados). The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

Effective August 3, 2016, in connection with the pending formation of the Dutch JV (as defined and described in note 3), we began accounting for Ziggo Group Holding and its subsidiaries and Ziggo Sport Totaal (Ziggo Sport and, together with Ziggo Group Holding and its subsidiaries, the Dutch JV Entities) as held for sale. Ziggo Sport operates premium sports channels in the Netherlands. Accordingly, the assets and liabilities of these subsidiaries are included in assets held for sale and liabilities associated with assets held for sale, respectively, in our September 30, 2016 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or our condensed consolidated statements of cash flows. For additional information, see note 3.

On July 1, 2015, we completed the approved steps of the “LiLAC Transaction” whereby we (i) reclassified our then outstanding Class A, Class B and Class C Liberty Global ordinary shares into corresponding classes of new Liberty Global ordinary shares (collectively, the Liberty Global Shares) and (ii) capitalized a portion of our share premium account and distributed as a dividend (or a “bonus issue” under U.K. law) our LiLAC Class A, Class B and Class C ordinary shares (collectively, the LiLAC Shares). In these notes, the term “Old Liberty Global Shares” refers to our previously-outstanding Class A, Class B and Class C Liberty Global ordinary shares. The impact of the LiLAC Transaction on our capitalization and earnings or loss per share (EPS) presentation has been reflected in these condensed consolidated financial statements prospectively from July 1, 2015. Accordingly, (a) our net earnings (loss) attributed to Liberty Global Shares and LiLAC Shares relates to the three and nine months ended September 30, 2016 and the three months ended September 30, 2015 and (b) our net loss attributed to Old Liberty Global Shares relates to the six months ended June 30, 2015.

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
September 30, 2016
(unaudited)

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

The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) LGE Coral Holdco Limited (LGE Coral) and its subsidiaries, which include CWC, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (iii) Lila Chile Holding B.V. (Lila Chile Holding), which is the parent entity of VTR Finance, (iv) LiLAC Holdings Inc. (LiLAC Holdings) and its subsidiaries, which include Liberty Puerto Rico, and (v) prior to July 1, 2015, the costs associated with certain corporate employees of Liberty Global that are exclusively focused on the management of the LiLAC Group (the LiLAC Corporate Costs). Effective July 1, 2015, these corporate employees were transferred to LiLAC Holdings. The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Ziggo Group Holding, Unitymedia, Telenet, UPC Holding, our corporate entities (excluding LiLAC Holdings) and certain other less significant entities.

For additional information regarding our tracking share capital structure, including unaudited attributed financial information of the Liberty Global Group and the LiLAC Group, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2015 consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2016.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of deferred financing costs from other long-term assets to long-term debt and capital lease obligations and the reclassification of certain costs between operating and SG&A expenses. For additional information regarding the change in the classification of deferred financing costs, see “Accounting Changes” in note 2.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. For public entities, ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We adopted ASU 2015-03 on January 1, 2016 and, accordingly, deferred financing costs are presented as a reduction of debt in our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

September 30, 2016 and December 31, 2015 condensed consolidated balance sheets. Prior to the adoption of ASU 2015-03, we presented deferred financing costs in other assets, net.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU No. 2015-14, will replace existing revenue recognition guidance when it becomes effective for annual and interim reporting periods beginning after December 15, 2017. Early application is permitted for annual and interim reporting periods that begin after December 15, 2016. This new standard permits the use of either the retrospective or cumulative effect transition method. We will adopt ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect of the standard on our ongoing financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. ASU 2016-09 will result in the reclassification of cash flows from excess tax benefits of share-based compensation from financing activities to operating activities. Further, the accumulation of excess tax benefits will no longer need to be recognized within additional paid-in capital or included as an adjustment within the computation of earnings per share under ASU 2016-09.

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

(3)   Acquisition and Joint Venture Transactions

Pending Joint Venture Transaction
On February 15, 2016, we and Liberty Global Europe Holding B.V., our wholly-owned subsidiary, entered into a Contribution and Transfer Agreement (the Contribution Agreement) with Vodafone Group plc (Vodafone) and one of its wholly-owned subsidiaries. Pursuant to the Contribution Agreement, our company and Vodafone agreed to form a 50:50 joint venture (the Dutch JV), which will combine Ziggo Group Holding and Ziggo Sport with Vodafone’s mobile businesses in the Netherlands (Vodafone NL) to create a national unified communications provider in the Netherlands with complementary strengths across video, broadband, mobile and B2B services. In our segment presentation, Ziggo Group Holding is separately reported as “The Netherlands” and Ziggo Sport is included in our “Corporate and Other” category.
At the closing of the transaction contemplated by the Contribution Agreement, Vodafone will pay to our company an equalization payment equal to approximately €1.0 billion ($1.1 billion), as adjusted for the defined net debt of Ziggo Group Holding and Vodafone NL at the time of closing and certain working capital adjustments. Ziggo Group Holding will be contributed to the Dutch JV together with its outstanding third-party debt, while Ziggo Sport and Vodafone’s business in the Netherlands will be contributed on a debt and cash free basis.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

As further described in note 7, certain subsidiaries of Ziggo Group Holding entered into various debt financing arrangements in anticipation of the formation of the Dutch JV. The parties currently expect to make a pro rata distribution of the net proceeds from the additional debt to our company and Vodafone. The Dutch JV will be required to make regular cash distributions to its shareholders on a pro rata basis equal to the unrestricted cash held by the Dutch JV (subject to the Dutch JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements). As an ongoing operation, it is intended that the Dutch JV will be funded solely from its net cash flow from operations and third-party financing. This transaction will not trigger any of Ziggo Group Holding’s requirements under its debt agreements to redeem its outstanding debt pursuant to applicable change in control provisions.

Pursuant to the Framework Agreement that we expect to enter into in connection with the closing of the Dutch JV, our company and Vodafone will provide certain services to the Dutch JV.

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

Effective August 3, 2016, in connection with conditional approval from the European Commission, we began accounting for the Dutch JV Entities as held for sale. Accordingly, effective August 3, 2016, we no longer depreciate or amortize the long-lived assets of the Dutch JV Entities. We do not present these entities as discontinued operations as this transaction does not represent a strategic shift for Liberty Global. Long-lived assets classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell. Since the aggregate carrying value of the Dutch JV Entities was less than the estimated fair value less cost to sell, no adjustments to the carrying values of these entities were necessary. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale at September 30, 2016 are summarized below (in millions):

Assets:
Current assets other than cash (a)	$214.4
Property and equipment, net	3,232.2
Goodwill	8,113.2
Intangible assets subject to amortization, net	3,626.6
Long-term restricted cash	3,195.2
Other assets, net	165.0
Total assets	$18,546.6

Liabilities:
Current portion of debt and capital lease obligations	$281.5
Other accrued and current liabilities	821.8
Long-term debt and capital lease obligations	11,097.8
Other long-term liabilities	1,210.6
Total liabilities	$13,411.7
_______________

(a)	Under the terms of the Contribution Agreement, we are not required to contribute Ziggo Group Holding’s cash to the Dutch JV.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Our condensed consolidated statements of operations include aggregate net loss attributable to Ziggo Group Holding and Ziggo Sport of (i) $166.8 million and $118.8 million for the three months ended September 30, 2016 and 2015, respectively, and (ii) $426.3 million and $286.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Pending Acquisition

For information regarding a purchase agreement that our subsidiary entered into subsequent to September 30, 2016, see note 15.

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

The CWC Acquisition triggered regulatory approval requirements in certain jurisdictions in which CWC operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Jamaica, Trinidad and Tobago, the Seychelles and the Cayman Islands, have not completed their review of the CWC Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on CWC’s operations and financial condition.

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
September 30, 2016
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

Cash and cash equivalents	$210.8
Other current assets	582.2
Property and equipment, net	2,907.2
Goodwill (a)	5,559.8
Intangible assets subject to amortization, net (b)	1,268.5
Other assets, net	581.5
Current portion of debt and capital lease obligations	(92.2)
Other accrued and current liabilities	(743.5)
Long-term debt and capital lease obligations	(3,287.8)
Other long-term liabilities	(850.8)
Noncontrolling interests (c)	(1,451.8)
Total purchase price (d)	$4,683.9
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

(c)	Represents the aggregate fair value of the noncontrolling interests in CWC’s subsidiaries as of May 16, 2016.

(d)	Excludes direct acquisition costs of $117.0 million, which are included in impairment, restructuring and other operating items, net, in our condensed consolidated statements of operations.

Following completion of the CWC Acquisition, we attributed CWC to the LiLAC Group, with the Liberty Global Group being granted an inter-group interest in the LiLAC Group representing the fair value (as determined by our board of directors) of the Liberty Global Shares issued as part of the purchase consideration. On July 1, 2016, we distributed (as a bonus issue) 117,425,359 LiLAC Shares to Liberty Global Group shareholders on a pro-rata basis (the LiLAC Distribution), thereby eliminating the Liberty Global Group's inter-group interest in the LiLAC Group. The LiLAC Distribution was accounted for prospectively effective July 1, 2016.

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
September 30, 2016
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

Cash and cash equivalents	$160.1
Other current assets	172.6
Property and equipment, net	785.6
Goodwill (a)	343.2
Intangible assets subject to amortization, net:
Mobile spectrum (b)	261.0
Customer relationships (c)	127.0
Trademarks (d)	40.7
Other assets, net	10.7
Other accrued and current liabilities	(311.8)
Other long-term liabilities	(91.4)
Total purchase price (e)	$1,497.7
_______________

(a)
The goodwill recognized in connection with the BASE Acquisition is primarily attributable to (i) the ability to take advantage of BASE’s existing mobile network to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of BASE with Telenet.

(b)	As of February 11, 2016, the weighted average useful life of BASE’s mobile spectrum was approximately 11 years.

(c)	As of February 11, 2016, the weighted average useful life of BASE’s customer relationships was approximately seven years.

(d)	As of February 11, 2016, the weighted average useful life of BASE’s trademarks was approximately 20 years.

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
September 30, 2016
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

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to (i) the CWC Acquisition, (ii) the BASE Acquisition and (iii) the Choice Acquisition, as if they had been completed as of January 1, 2015. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable. In the following table, we present the revenue that is attributed to the Liberty Global Group and the LiLAC Group as if such revenue had been attributed to each group at the beginning of each period presented. However, our presentation of net earnings (loss) and basic and diluted earnings (loss) per share attributed to (a) Liberty Global Shares, (b) LiLAC Shares and (c) Old Liberty Global Shares only includes the results of operations for the periods during which these shares were outstanding. Accordingly, (1) our pro forma net earnings (loss) attributed to Liberty Global Shares and LiLAC Shares relates to the nine months ended September 30, 2016 and the three months ended September 30, 2015 and (2) our pro forma net loss attributed to Old Liberty Global Shares relates to the six months ended June 30, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

	Three months ended	Nine months ended
	September 30,	September 30,
	2015	2016	2015
	in millions, except per share amounts
Revenue:
Liberty Global Group	$4,461.8	$13,142.8	$13,284.5
LiLAC Group	904.8	2,694.8	2,734.1
Total	$5,366.6	$15,837.6	$16,018.6

Net earnings (loss) attributable to Liberty Global shareholders:
Liberty Global Shares	$101.1	$(297.6)	$101.1
LiLAC Shares	(1.6)	45.3	(1.6)
Old Liberty Global Shares	—	—	(1,230.7)
Total	$99.5	$(252.3)	$(1,131.2)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share:
Liberty Global Shares:
Basic	$0.10	$(0.32)	$0.10
Diluted	$0.10	$(0.32)	$0.10
LiLAC Shares:
Basic	$(0.03)	$0.47	$(0.03)
Diluted	$(0.03)	$0.47	$(0.03)
Old Liberty Global Shares:
Basic			$(1.25)
Diluted			$(1.25)

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 include (i) revenue (after intercompany eliminations) of $568.0 million and $853.4 million, respectively, and net loss of $11.6 million and $56.4 million, respectively, attributable to CWC and (ii) revenue (after intercompany eliminations) of $159.8 million and $416.0 million, respectively, and net loss of $3.0 million and $21.8 million, respectively, attributable to BASE.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(4)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Indian Rupee (INR), the Jamaican dollar (JMD), the Philippine Peso (PHP), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations. For those derivative instruments that we account for using hedge accounting, the effective portions of the gains and losses on these instruments are recorded in other comprehensive loss and are subsequently reclassified into our statement of operations when the hedged forecasted transaction affects earnings.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2016			December 31, 2015
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$358.8	$1,803.9	$2,162.7	$263.6	$1,518.5	$1,782.1
LiLAC Group	6.2	146.8	153.0	11.8	291.7	303.5
Total cross-currency and interest rate derivative contracts (b)	365.0	1,950.7	2,315.7	275.4	1,810.2	2,085.6
Equity-related derivative instruments – Liberty Global Group (c)	36.3	839.3	875.6	135.5	273.0	408.5
Foreign currency forward and option contracts:
Liberty Global Group	15.2	14.3	29.5	6.2	—	6.2
LiLAC Group	—	—	—	4.2	—	4.2
Total foreign currency forward and option contracts	15.2	14.3	29.5	10.4	—	10.4
Other – Liberty Global Group	0.3	0.3	0.6	0.6	1.0	1.6
Total assets:
Liberty Global Group	410.6	2,657.8	3,068.4	405.9	1,792.5	2,198.4
LiLAC Group	6.2	146.8	153.0	16.0	291.7	307.7
Total	$416.8	$2,804.6	$3,221.4	$421.9	$2,084.2	$2,506.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

	September 30, 2016			December 31, 2015
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$432.8	$1,391.4	$1,824.2	$304.9	$1,194.7	$1,499.6
LiLAC Group	24.2	55.8	80.0	—	13.8	13.8
Total cross-currency and interest rate derivative contracts (b)	457.0	1,447.2	1,904.2	304.9	1,208.5	1,513.4
Equity-related derivative instruments – Liberty Global Group (c)	13.1	—	13.1	34.7	39.7	74.4
Foreign currency forward and option contracts:
Liberty Global Group	3.5	0.2	3.7	1.1	—	1.1
LiLAC Group	8.9	0.1	9.0	—	—	—
Total foreign currency forward and option contracts	12.4	0.3	12.7	1.1	—	1.1
Other – Liberty Global Group	—	0.1	0.1	5.6	0.1	5.7
Total liabilities:
Liberty Global Group	449.4	1,391.7	1,841.1	346.3	1,234.5	1,580.8
LiLAC Group	33.1	55.9	89.0	—	13.8	13.8
Total	$482.5	$1,447.6	$1,930.1	$346.3	$1,248.3	$1,594.6
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of September 30, 2016 and December 31, 2015, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $98.8 million (excluding $3.5 million related to Ziggo Group Holding, which is accounted for as held for sale) and $64.0 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $144.1 million (excluding $74.5 million related to Ziggo Group Holding, which is accounted for as held for sale) and $86.5 million, respectively. The adjustments to our derivative assets relate to the credit risk associated with counterparty nonperformance, and the adjustments to our derivative liabilities relate to credit risk associated with our own nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within a given contract. Our determination of credit risk valuation adjustments generally is based on our and our counterparties’ credit risks, as observed in the credit default swap market and market quotations for certain of our subsidiaries’ debt instruments, as applicable. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $80.4 million and ($29.9 million) during the three months ended September 30, 2016 and 2015, respectively, and net gains of $87.5 million and $30.4 million during the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 5.

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
September 30, 2016
(unaudited)

adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(300.1)	$392.4	$(235.7)	$507.0
LiLAC Group	(52.4)	139.9	(233.6)	217.5
Total cross-currency and interest rate derivative contracts	(352.5)	532.3	(469.3)	724.5
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	(46.8)	103.1	466.9	(55.8)
Sumitomo Collar	(38.8)	92.0	96.2	20.1
Lionsgate Forward	(0.1)	—	21.9	—
Other	0.7	(1.3)	1.6	(0.2)
Total equity-related derivative instruments	(85.0)	193.8	586.6	(35.9)
Foreign currency forward contracts:
Liberty Global Group	2.6	10.8	0.7	(16.6)
LiLAC Group	(1.4)	5.3	(10.3)	8.3
Total foreign currency forward contracts	1.2	16.1	(9.6)	(8.3)
Other – Liberty Global Group	(0.1)	(0.2)	(0.8)	0.5

Total Liberty Global Group	(382.6)	596.8	350.8	455.0
Total LiLAC Group	(53.8)	145.2	(243.9)	225.8
Total	$(436.4)	$742.0	$106.9	$680.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

	Nine months ended
	September 30,
	2016	2015
	in millions
Operating activities:
Liberty Global Group	$24.2	$(159.3)
LiLAC Group	0.5	(31.1)
Total operating activities	24.7	(190.4)
Investing activities:
Liberty Global Group	—	14.5
LiLAC Group	(1.7)	0.6
Total investing activities	(1.7)	15.1
Financing activities – Liberty Global Group	(39.5)	(298.8)
Total cash outflows:
Liberty Global Group	(15.3)	(443.6)
LiLAC Group	(1.2)	(30.5)
Total	$(16.5)	$(474.1)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, collateral has not been posted by either party under the derivative instruments of our subsidiary borrowing groups. At September 30, 2016, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $2,145.0 million.

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our subsidiaries’ derivative instruments. For each subsidiary with multiple derivative instruments that mature within the same calendar month, the notional amounts are shown in the aggregate, and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of September 30, 2016, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to September 30, 2016, we present a range of dates that represents the period covered by the applicable derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps:

The terms of our outstanding cross-currency swap contracts at September 30, 2016 are as follows:

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

Virgin Media Investment Holdings Limited (VMIH), a subsidiary of Virgin Media:
January 2023	$400.0	€339.6	5.75%	4.33%
June 2023	$1,855.0	£1,198.3	6 mo. LIBOR + 2.75%	6 mo. GBP LIBOR + 3.18%
February 2022	$1,275.0	£795.2	4.99%	5.44%
January 2023	$1,000.0	£648.6	5.25%	5.32%
August 2024	$750.0	£527.0	5.50%	5.46%
February 2022 (a)	$708.5	£442.8	0.29%	0.33%
April 2023 (a)	$480.0	£299.1	1.55%	1.78%
February 2022 - April 2023	$475.0	£295.6	4.88%	5.32%
October 2022	$450.0	£272.0	6.00%	6.43%
January 2021	$447.9	£276.7	5.25%	6 mo. GBP LIBOR + 2.06%
January 2022	$425.0	£255.8	5.50%	4.86%
January 2022 - January 2025	$425.0	£255.8	3 mo. LIBOR	4.86%
April 2019	$191.5	£122.3	5.38%	5.49%
April 2019 - February 2022	$191.5	£122.3	5.38%	5.54%
February 2022	$125.0	£78.4	5.25%	5.91%
October 2019	$100.0	£65.4	7.19%	7.23%
February 2022 (a)	$100.0	£62.2	0.50%	0.56%
November 2016 (a)	$55.0	£27.7	6.50%	7.03%
October 2019 - October 2022	$50.0	£30.7	6.00%	5.75%
October 2019 - April 2023	$50.0	£30.3	6.38%	6.84%
October 2019 (a)	£30.3	$50.0	2.14%	2.00%
UPC Broadband Holding B.V. (UPC Broadband Holding), a subsidiary of UPC Holding:
January 2023	$1,140.0	€1,043.7	5.38%	3.71%
August 2024	$338.5	€259.4	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.32%
August 2024	$325.0	€238.7	6 mo. LIBOR + 3.00%	3.87%
January 2017 - August 2024	$262.1	€194.1	6 mo. LIBOR + 3.00%	6 mo. EURIBOR + 3.13%
August 2024	$250.0	€181.4	7.25%	7.15%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

January 2022	$221.0		€165.3	6 mo. LIBOR + 4.07%	6 mo. EURIBOR + 4.27%
January 2022	$177.5		€135.3	6 mo. LIBOR + 4.96%	6.89%
July 2021	$128.0		€97.2	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.90%
December 2016	$340.0	CHF	370.9	6 mo. LIBOR + 3.50%	6 mo. CHF LIBOR + 4.01%
August 2024	$225.0	CHF	206.3	6 mo. LIBOR + 3.00%	3.02%
January 2017 - July 2023	$200.0	CHF	185.5	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.48%
August 2024	$200.0	CHF	186.0	6 mo. LIBOR + 3.00%	6 mo. CHF LIBOR + 3.05%
November 2016	$175.0	CHF	158.7	7.25%	6 mo. CHF LIBOR + 5.01%
November 2016 - August 2024	$175.0	CHF	158.7	7.25%	6 mo. CHF LIBOR + 5.01%
January 2017 - July 2021	$100.0	CHF	92.8	6 mo. LIBOR + 2.50%	6 mo. CHF LIBOR + 2.49%
July 2021 - August 2024	$100.0	CHF	92.8	6 mo. LIBOR + 3.00%	6 mo. CHF LIBOR + 2.48%
January 2022	$201.5	RON	489.3	6 mo. LIBOR + 3.50%	10.94%
August 2024 (a)	€379.2		$425.0	2.45%	2.76%
September 2022	€600.0	CHF	728.2	6 mo. EURIBOR + 2.59%	6 mo. CHF LIBOR + 2.71%
July 2023	€450.0	CHF	488.6	—%	(0.45)%
January 2017 - August 2024	€383.8	CHF	477.0	6 mo. EURIBOR + 2.00%	6 mo. CHF LIBOR + 2.27%
October 2016	€285.1	CHF	346.7	10.51%	(0.73)%
October 2016 - January 2020	€285.1	CHF	346.7	10.51%	9.42%
January 2021	€234.2	CHF	285.0	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 2.67%
January 2017	€199.4	CHF	325.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 3.95%
January 2020	€175.0	CHF	258.6	7.63%	6.76%
January 2020	€161.0	CHF	264.0	6 mo. EURIBOR + 3.75%	6 mo. CHF LIBOR + 2.88%
July 2023	€85.3	CHF	95.0	6 mo. EURIBOR + 2.21%	6 mo. CHF LIBOR + 2.65%
January 2017	€75.0	CHF	110.9	7.63%	6.98%
August 2024	€70.1	CHF	84.8	6 mo. EURIBOR + 2.50%	6 mo. CHF LIBOR + 3.07%
January 2020	€318.9	CZK	8,818.7	5.58%	5.44%
January 2022	€99.6	CZK	2,703.1	4.51%	4.82%
December 2021	€488.0	HUF	138,437.5	5.50%	7.39%
January 2022	€707.0	PLN	2,999.5	5.10%	8.15%
January 2020	€144.6	PLN	605.0	5.50%	7.98%
Unitymedia Hessen GmbH & Co. KG (Unitymedia Hessen), a subsidiary of Unitymedia:
January 2023	$2,450.0		€1,799.0	5.62%	4.76%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions

Telenet International Finance S.a.r.l (Telenet International), a subsidiary of Telenet:
June 2024	$850.0		€743.3	3 mo. LIBOR + 3.50%	3.47%
Sable International Finance Limited (Sable), a subsidiary of CWC:
December 2022	$108.3	JMD	13,817.5	—%	8.75%
March 2019	£146.7		$194.3	8.63%	9.79%
VTR:
January 2022	$1,400.0	CLP	951,390.0	6.88%	6.36%
_______________

(a)
Unlike the other cross-currency swaps presented in this table, the identified cross-currency swaps do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest payments and receipts.

Interest Rate Swaps:

The terms of our outstanding interest rate swap contracts at September 30, 2016 are as follows:

Subsidiary / Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions
VMIH:
October 2016 - October 2017	$1,885.0	6 mo. LIBOR + 2.47%	1 mo. LIBOR + 2.75%
October 2018	£1,198.3	6 mo. GBP LIBOR	1.52%
October 2018 - June 2023	£1,198.3	6 mo. GBP LIBOR	2.49%
June 2023	£882.7	6 mo. GBP LIBOR	1.68%
January 2021	£628.4	5.50%	6 mo. GBP LIBOR + 1.84%
January 2021	£555.1	6 mo. GBP LIBOR	1.42%
June 2023	£375.0	6 mo. GBP LIBOR + 3.13%	4.35%
January 2021	£350.0	6 mo. GBP LIBOR + 1.84%	3.87%
June 2022	£100.0	6 mo. GBP LIBOR	1.54%
February 2022	£140.6	5.83%	6 mo. GBP LIBOR + 4.72%
April 2023	£108.9	6.85%	6 mo. GBP LIBOR + 5.62%
October 2022	£51.5	6.42%	6 mo. GBP LIBOR + 5.23%
UPC Broadband Holding:
January 2017 - January 2018	$2,150.0	1 mo. LIBOR + 3.00%	6 mo. LIBOR + 2.56%
January 2022	$600.0	6.88%	6 mo. LIBOR + 4.90%
August 2024	$425.0	6 mo. LIBOR + 5.76%	7.25%
September 2022	€600.0	6.38%	6 mo. EURIBOR + 4.14%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Subsidiary / Final maturity date	Notional amount		Interest rate due from counterparty	Interest rate due to (from) counterparty
	in millions
January 2021		€235.1	6 mo. EURIBOR	2.52%
January 2023		€210.0	6 mo. EURIBOR	2.88%
January 2022		€165.3	6 mo. EURIBOR	2.85%
July 2020		€150.0	6.38%	6 mo. EURIBOR + 3.17%
August 2024	CHF	870.9	6 mo. CHF LIBOR	0.48%
September 2022	CHF	729.8	6 mo. CHF LIBOR	1.75%
July 2021 - August 2024	CHF	400.0	6 mo. CHF LIBOR	0.02%
July 2021	CHF	400.0	6 mo. CHF LIBOR	0.40%
November 2016	CHF	226.8	6 mo. CHF LIBOR	(1.27)%
November 2016 - August 2024	CHF	226.8	6 mo. CHF LIBOR + 5.01%	5.66%
Unitymedia Hessen:
January 2023		€268.2	5.01%	6 mo. EURIBOR + 4.82%
Telenet International:
June 2023		€1,300.0	3 mo. EURIBOR	0.33%
July 2017		€800.0	3 mo. EURIBOR	(0.17)%
July 2017 - June 2022		€420.0	3 mo. EURIBOR	2.08%
July 2017 - June 2023		€382.0	3 mo. EURIBOR	1.89%
June 2022		€55.0	3 mo. EURIBOR	1.81%
Sable:
December 2022		$800.0	3 mo. LIBOR	1.83%
Liberty Puerto Rico:
October 2016 - January 2022		$506.3	3 mo. LIBOR	2.49%
October 2016 - January 2019		$168.8	3 mo. LIBOR	1.96%

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Interest Rate Caps

Our purchased and sold interest rate cap contracts with respect to EURIBOR and LIBOR at September 30, 2016 are detailed below:

Subsidiary / Final maturity date	Notional amount	Cap rate
	in millions
Interest rate caps purchased:
Liberty Global Europe Financing B.V. (LGE Financing), the immediate parent of UPC Holding (a):
January 2020	€735.0	7.00%
Telenet International (a):
June 2017	€50.0	4.50%
Telenet N.V., a subsidiary of Telenet (a):
December 2017	€0.3	6.50%
December 2017	€0.3	5.50%
Liberty Puerto Rico (b):
October 2016 - January 2022	$258.8	3.50%
January 2019 - July 2023	$177.5	3.50%

Interest rate cap sold (c):
UPC Broadband Holding:
January 2020	€735.0	7.00%
 _______________

(a)	These purchased interest rate caps entitle us to receive payments from the counterparty when the relevant EURIBOR exceeds the EURIBOR cap rate during the specified observation periods.

(b)	These purchased interest rate caps entitle us to receive payments from the counterparty when the relevant LIBOR exceeds the LIBOR cap rate during the specified observation periods.

(c)	Our sold interest rate cap requires that we make payments to the counterparty when the relevant EURIBOR exceeds the EURIBOR cap rate during the specified observation periods.

Interest Rate Collars

Our interest rate collar contracts establish floor and cap rates with respect to EURIBOR on the indicated notional amounts at September 30, 2016, as detailed below:

Subsidiary / Final maturity date	Notional amount	EURIBOR floor rate (a)	EURIBOR cap rate (b)
	in millions
UPC Broadband Holding:
January 2020	€1,135.0	1.00%	3.54%
 _______________

(a)	We make payments to the counterparty when the relevant EURIBOR is less than the EURIBOR floor rate during the specified observation periods.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(b)	We receive payments from the counterparty when the relevant EURIBOR is greater than the EURIBOR cap rate during the specified observation periods.

Foreign Currency Forwards

The following table summarizes our outstanding foreign currency forward contracts at September 30, 2016:

Subsidiary	Currency purchased forward		Currency sold forward		Maturity dates
	in millions

LGE Financing		$206.1		€179.1	October 2016 - October 2018
LGE Financing		$127.9		£89.1	October 2016 - December 2018
LGE Financing		€155.3		£124.2	October 2016 - December 2018
LGE Financing		£2.7		€3.2	April 2017 - December 2017
UPC Broadband Holding		$3.2	CZK	75.0	October 2016 - December 2017
UPC Broadband Holding		€47.8	CHF	52.4	October 2016 - June 2017
UPC Broadband Holding		€25.1	CZK	675.0	October 2016 - December 2017
UPC Broadband Holding		€23.7	HUF	7,500.0	October 2016 - December 2017
UPC Broadband Holding		€45.0	PLN	199.6	October 2016 - December 2017
UPC Broadband Holding		€1.5	RON	6.5	October 2016
UPC Broadband Holding		£1.8		€2.4	October 2016 - March 2017
UPC Broadband Holding	CHF	53.0		€48.8	October 2016
UPC Broadband Holding	CZK	410.0		€15.2	October 2016
UPC Broadband Holding	HUF	3,500.0		€11.3	October 2016
UPC Broadband Holding	PLN	81.0		€18.8	October 2016
Telenet N.V.		$47.1		€41.9	October 2016 - May 2017
VTR		$186.9	CLP	131,042.1	October 2016 - December 2017
Foreign Currency Forward Options

The following tables sets forth the outstanding foreign currency forward option contracts outstanding as of September 30, 2016:

Subsidiary	Notional (a)	Exchange Currency	Option Price per £1		Maturity dates
	in millions

Virgin Media	£7.1	Indian rupee	INR	92.27	October 2016 - January 2017
Virgin Media	£2.2	Indian rupee	INR	89.06	October 2016 - February 2017
Virgin Media	£1.0	Indian rupee	INR	100.53	October 2016 - February 2017
Virgin Media	£6.3	Philippine peso	PHP	66.75	October 2016 - February 2017
Virgin Media	£4.4	Philippine peso	PHP	66.31	March 2017
Virgin Media	£2.9	Philippine peso	PHP	66.69	October 2016 - January 2017
Virgin Media	£1.5	Philippine peso	PHP	65.84	January 2017 - March 2017

(a)	We account for all of these contracts using hedge accounting.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

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

(5)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the Sumitomo Share Loan. The reported fair values of these investments and instruments as of September 30, 2016 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative and debt instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the nine months ended September 30, 2016, no such transfers were made.

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

The recurring fair value measurement of our equity-related derivative instruments are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange-traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations, we have determined that these valuations fall under Level 3 of the fair value hierarchy. At September 30, 2016, the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

valuations of the ITV Collar, the Sumitomo Collar, the Virgin Media Capped Calls and the Lionsgate Forward were not significantly impacted by forecasted volatilities.

In order to manage our interest rate and foreign currency exchange risk, we have entered into (i) various derivative instruments and (ii) certain instruments that we classify as debt, as further described in note 4. The recurring fair value measurements of these instruments are determined using discounted cash flow models. With the exception of the inputs for the U.S. dollar to Jamaican dollar cross-currency swaps (the Sable Currency Swap) held by Sable, most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data includes most interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations (other than the Sable Currency Swap valuation) fall under Level 2 of the fair value hierarchy. Due to the lack of Level 2 inputs for the Sable Currency Swap valuation, we believe this valuation falls under Level 3 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 4.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. These nonrecurring valuations include the valuation of reporting units, customer relationship intangible assets, property and equipment and the implied value of goodwill. The valuation of private reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2016, we performed nonrecurring valuations for the purpose of determining (i) the acquisition accounting for the CWC Acquisition and BASE Acquisition and (ii) the held-for-sale accounting for the Dutch JV Entities. The weighted average discount rates used to value the customer relationships acquired as a result of the CWC Acquisition ranged from 8.8% to 12.8%, and the weighted average cost of capital used to value the Dutch JV Entities was 7.5%. None of the valuations for the BASE Acquisition had a significant impact on our consolidated balance sheet. For additional information, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2016 using:
Description	September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,315.7	$—	$2,315.7	$—
Equity-related derivative instruments	875.6	—	—	875.6
Foreign currency forward and option contracts	29.5	—	29.5	—
Other	0.6	—	0.6	—
Total derivative instruments	3,221.4	—	2,345.8	875.6
Investments	1,936.1	1,573.0	—	363.1
Total assets	$5,157.5	$1,573.0	$2,345.8	$1,238.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,904.2	$—	$1,895.6	$8.6
Equity-related derivative instruments	13.1	—	—	13.1
Foreign currency forward and option contracts	12.7	—	12.7	—
Other	0.1	—	0.1	—
Total derivative liabilities	1,930.1	—	1,908.4	21.7
Debt	287.4	101.2	186.2	—
Total liabilities	$2,217.5	$101.2	$2,094.6	$21.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2016	$334.6	$—	$334.1	$668.7
Gains included in net earnings (loss) (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(8.6)	586.6	578.0
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	116.2	—	—	116.2
Partial settlement of Sumitomo Collar (b)	—	—	(83.2)	(83.2)
Dispositions	(121.4)	—	—	(121.4)
Additions	45.8	—	—	45.8
Foreign currency translation adjustments and other, net	(12.1)	—	4.5	(7.6)
Reclassification of liability to held for sale (c)	—	—	20.5	20.5
Balance of net assets at September 30, 2016	$363.1	$(8.6)	$862.5	$1,217.0

_______________

(a)	Includes an aggregate gain of $100.8 million related to net assets that were sold or settled and, accordingly, are no longer included on our September 30, 2016 balance sheet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(b)	For additional information regarding the partial settlement of the Sumitomo Collar, see note 4.

(c)	Represents a derivative liability of the Dutch JV Entities. For additional information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3.

(6)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2016	December 31, 2015
	in millions
Distribution systems:
Liberty Global Group	$22,009.5	$24,447.2
LiLAC Group	3,575.8	1,037.8
Total	25,585.3	25,485.0
Customer premises equipment:
Liberty Global Group	5,091.6	5,651.1
LiLAC Group	1,020.5	801.4
Total	6,112.1	6,452.5
Support equipment, buildings and land:
Liberty Global Group	4,359.5	4,461.4
LiLAC Group	921.6	341.0
Total	5,281.1	4,802.4
Total property and equipment, gross:
Liberty Global Group	31,460.6	34,559.7
LiLAC Group	5,517.9	2,180.2
Total	36,978.5	36,739.9
Accumulated depreciation:
Liberty Global Group	(13,674.2)	(13,719.2)
LiLAC Group	(1,698.1)	(1,336.7)
Total	(15,372.3)	(15,055.9)
Total property and equipment, net:
Liberty Global Group	17,786.4	20,840.5
LiLAC Group	3,819.8	843.5
Total	$21,606.2	$21,684.0

During the nine months ended September 30, 2016 and 2015, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,439.3 million and $1,090.6 million, respectively, which exclude related value-added taxes (VAT) of $193.4 million and $139.2 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the nine months ended September 30, 2016 and 2015, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $78.0 million and $89.3 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2016 are set forth below:

	January 1, 2016	Acquisitions and related adjustments	Reclassification to assets held for sale (b)	Foreign currency translation adjustments and other	September 30, 2016
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$8,790.7	$0.2	$—	$(1,012.8)	$7,778.1
The Netherlands	7,851.3	—	(8,097.6)	246.3	—
Germany	3,104.4	—	—	103.4	3,207.8
Belgium	1,777.1	343.2	—	56.1	2,176.4
Switzerland/Austria	3,500.4	—	—	103.1	3,603.5
Total Western Europe	25,023.9	343.4	(8,097.6)	(503.9)	16,765.8
Central and Eastern Europe	1,186.9	1.5	—	42.7	1,231.1
Total European Operations Division	26,210.8	344.9	(8,097.6)	(461.2)	17,996.9
Corporate and other	34.0	—	—	(0.3)	33.7
Total Liberty Global Group	26,244.8	344.9	(8,097.6)	(461.5)	18,030.6
LiLAC Group:
LiLAC Division:
CWC	—	5,559.8	—	(35.0)	5,524.8
Chile	377.0	—	—	29.0	406.0
Puerto Rico	277.7	—	—	—	277.7
Total LiLAC Division	654.7	5,559.8	—	(6.0)	6,208.5
Corporate and other (a)	120.9	—	—	—	120.9
Total LiLAC Group	775.6	5,559.8	—	(6.0)	6,329.4
Total	$27,020.4	$5,904.7	$(8,097.6)	$(467.5)	$24,360.0
_______________

(a)	Represents enterprise-level goodwill that is allocated to our Puerto Rico segment for purposes of our impairment tests.

(b)	Represents goodwill of the Dutch JV Entities. For additional information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$5,809.4	$(3,387.4)	$2,422.0	$10,285.3	$(3,410.7)	$6,874.6
LiLAC Group	1,303.9	(112.2)	1,191.7	149.0	(31.7)	117.3
Total	7,113.3	(3,499.6)	3,613.7	10,434.3	(3,442.4)	6,991.9
Other:
Liberty Global Group	509.4	(146.1)	363.3	205.3	(104.8)	100.5
LiLAC Group	102.7	(3.5)	99.2	0.2	(0.1)	0.1
Total	612.1	(149.6)	462.5	205.5	(104.9)	100.6
Total intangible assets subject to amortization, net:
Liberty Global Group	6,318.8	(3,533.5)	2,785.3	10,490.6	(3,515.5)	6,975.1
LiLAC Group	1,406.6	(115.7)	1,290.9	149.2	(31.8)	117.4
Total	$7,725.4	$(3,649.2)	$4,076.2	$10,639.8	$(3,547.3)	$7,092.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(7)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our consolidated third-party debt are as follows:

	September 30, 2016					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
		in millions
Liberty Global Group:
VM Notes	5.59%	—	$—	$11,021.9	$10,594.1	$10,643.5	$10,551.5
VM Credit Facility (d)	3.87%	(e)	875.5	3,209.5	3,413.7	3,198.7	3,471.1
Unitymedia Notes	4.99%	—	—	8,034.4	7,631.6	7,740.1	7,682.0
Unitymedia Revolving Credit Facilities	—	€500.0	561.4	—	—	—	—
UPCB SPE Notes	5.36%	—	—	2,447.1	3,131.7	2,413.7	3,142.0
UPC Holding Senior Notes	6.59%	—	—	1,650.7	1,601.4	1,539.0	1,491.1
UPC Broadband Holding Bank Facility	4.08%	€990.1	1,111.7	2,160.8	1,284.3	2,150.0	1,305.0
Telenet Credit Facility (f)	3.66%	€491.0	551.3	3,328.5	1,443.0	3,311.2	1,474.5
Telenet SPE Notes	5.76%	—	—	1,475.4	2,155.8	1,381.0	2,097.2
Vendor financing (g) (h)	3.45%	—	—	1,769.5	1,688.9	1,769.5	1,688.9
ITV Collar Loan	1.35%	—	—	1,392.4	1,547.9	1,403.9	1,594.7
Sumitomo Collar Loan (i)	1.88%	—	—	759.4	805.6	747.6	787.6
Ziggo Group Holding debt	—	(h)	(h)	(h)	7,698.8	(h)	7,861.3
Other (j)	4.95%	—	—	750.8	395.0	649.3	291.8
Total Liberty Global Group	4.74%		3,099.9	38,000.4	43,391.8	36,947.5	43,438.7
LiLAC Group:
CWC Notes	7.31%	—	—	2,316.3	—	2,190.3	—
CWC Credit Facilities	4.89%	$364.0	364.0	1,371.8	—	1,374.4	—
VTR Finance Senior Secured Notes	6.88%	—	—	1,463.0	1,301.1	1,400.0	1,400.0
VTR Credit Facility	—	(k)	193.5	—	—	—	—
Liberty Puerto Rico Bank Facility	5.11%	$40.0	40.0	924.9	913.0	942.5	942.5
Vendor financing (g)	3.94%	—	—	35.7	—	35.7	—
Total LiLAC Group	6.28%		597.5	6,111.7	2,214.1	5,942.9	2,342.5
Total debt before unamortized premiums, discounts and deferred financing costs	4.95%		$3,697.4	$44,112.1	$45,605.9	$42,890.4	$45,781.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

The following table provides a reconciliation of total debt before unamortized premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	September 30, 2016	December 31, 2015
	in millions

Total debt before unamortized premiums, discounts and deferred financing costs	$42,890.4	$45,781.2
Unamortized premiums (discounts), net	35.8	(46.7)
Unamortized deferred financing costs	(299.9)	(308.2)
Total carrying amount of debt	42,626.3	45,426.3
Capital lease obligations (h) (l)	1,321.2	1,322.8
Total debt and capital lease obligations	43,947.5	46,749.1
Current maturities of debt and capital lease obligations	(2,155.4)	(2,537.9)
Long-term debt and capital lease obligations	$41,792.1	$44,211.2
_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2016 for all borrowings (excluding those of Ziggo Group Holding and its subsidiaries) outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 5.0% (including 4.8% for the Liberty Global Group and 6.5% for the LiLAC Group) at September 30, 2016. For information regarding our derivative instruments, see note 4.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2016 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2016, based on the applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table, for each facility that is subject to limitations on borrowing availability, we present (i) the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below assume no changes from September 30, 2016 borrowing levels and are based on the applicable covenant and other limitations in effect within each borrowing group at September 30, 2016, both before and after considering the impact of the completion of the September 30, 2016 compliance requirements.

	Limitation on availability
	September 30, 2016		Upon completion of relevant September 30, 2016 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
Unitymedia Revolving Credit Facilities	€470.1	$527.8	€500.0	$561.4
UPC Broadband Holding Bank Facility	€538.3	$604.4	€741.6	$832.7
CWC Credit Facilities	$220.0	$220.0	$220.0	$220.0

Limitation on availability to be loaned or distributed by:
Virgin Media	£457.5	$593.4	£567.6	$736.2
Unitymedia	€52.6	$59.1	€246.4	$276.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

(d)
On March 31, 2016, VMIH entered into (i) a €75.0 million ($84.2 million) term loan facility, which matures on January 15, 2022, bears interest at a rate of EURIBOR plus 3.0% and is subject to a EURIBOR floor of 0.75% and (ii) a €25.0 million ($28.1 million) term loan facility, which matures on March 31, 2021, bears interest at a rate of EURIBOR plus 3.75% and is subject to a EURIBOR floor of 0.0%.

(e)
Unused borrowing capacity under the VM Credit Facility relates to a multi-currency revolving facility (the VM Revolving Facility) with maximum borrowing capacity equivalent to £675.0 million ($875.5 million).

(f)
In connection with the closing of the BASE Acquisition, Telenet borrowed (i) the full €200.0 million ($224.6 million) amount under Telenet Facility Z, a revolving credit facility that bears interest at EURIBOR plus a margin of 2.25%, (ii) the full €800.0 million ($898.3 million) amount under Telenet Facility AA, a term loan facility that bears interest at EURIBOR plus a margin of 3.5%, and (iii) €217.0 million ($243.7 million) under Telenet Facility X, a revolving credit facility that bears interest at EURIBOR plus a margin of 2.75%. For information concerning the BASE Acquisition, see note 3. For information regarding a refinancing transaction completed by certain subsidiaries of Telenet subsequent to September 30, 2016, see note 15.

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

(h)
In connection with the pending formation of the Dutch JV, the outstanding third-party debt and capital lease obligations of the Dutch JV Entities have been classified as liabilities associated with assets held for sale in our September 30, 2016 condensed consolidated balance sheet. For information regarding the pending formation of the Dutch JV and the held-for-sale presentation of the Dutch JV Entities, see note 3.

(i)	For information regarding the partial settlement of the Sumitomo Collar Loan, see note 4.

(j)
The September 30, 2016 balance includes $186.2 million associated with certain derivative-related borrowing instruments and $101.2 million associated with the Sumitomo Share Loan. All of these instruments are carried at fair value. For additional information, see note 5.

(k)
The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and comprises a $160.0 million U.S. dollar facility and a CLP 22.0 billion ($33.5 million) Chilean peso facility, each of which were undrawn at September 30, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(l)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	September 30, 2016	December 31, 2015
	in millions
Liberty Global Group:
Unitymedia	$706.3	$703.1
Telenet	393.6	371.1
Virgin Media	110.7	159.5
Other subsidiaries	90.1	88.2
Total Liberty Global Group	1,300.7	1,321.9
LiLAC Group:
CWC	19.6	—
Liberty Puerto Rico	0.2	0.6
VTR	0.7	0.3
Total LiLAC Group	20.5	0.9
Total capital lease obligations	$1,321.2	$1,322.8

Refinancing Transactions - General Information

We have completed various refinancing transactions during the first nine months of 2016, as further described below. Unless otherwise noted, the terms and conditions of the notes and credit facilities entered into are largely consistent with those of our existing notes and credit facilities with regard to covenants, events of default and change of control provisions, among other items. For information concerning the general terms and conditions of our debt, see note 10 to the consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Unitymedia Refinancing Transaction

In December 2015, Unitymedia Hessen and Unitymedia NRW GmbH, each a wholly-owned subsidiary of Unitymedia, issued €420.0 million ($471.6 million) of 4.625% senior secured notes due February 15, 2026 (the 2026 UM Senior Secured Notes). A portion of the net proceeds from the 2026 UM Senior Secured Notes, which were held in escrow at December 31, 2015 as cash collateral, were used in January 2016 to redeem 10% of the principal amount of each of the following series of notes: (i) the €585.0 million ($656.9 million) outstanding principal amount of 5.5% senior secured notes due September 15, 2022 and (ii) the €450.0 million ($505.3 million) outstanding principal amount of 5.125% senior secured notes due January 21, 2023, each at a redemption price equal to 103% of the applicable redeemed principal amount in accordance with the indentures governing each of the notes. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $4.3 million. This loss includes (a) the payment of $3.4 million of redemption premium and (b) the write-off of $0.9 million of deferred financing costs.

UPC Broadband Holding Refinancing Transaction

In August 2016, UPC Broadband Holding entered into a new $2,150.0 million term loan facility (UPC Facility AN). UPC Facility AN was issued at 99.5% of par, matures on August 31, 2024, bears interest at a rate of LIBOR plus 3.0% and is subject to a LIBOR floor of 0.0%. In a non-cash refinancing transaction, the net proceeds from UPC Facility AN were used to prepay (i) in full the $1,305.0 million outstanding principal amount under UPC Facility AH, (ii) in full the $675.0 million outstanding principal amount under UPC Facility AC, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance V Limited (UPCB Finance V) and, in turn, UPCB Finance V used such proceeds to fully redeem the $675.0 million principal amount of its 7.250% senior secured notes and (iii) 10% of the $750.0 million original principal amount under UPC Facility AD, together with accrued and unpaid interest and the related prepayment premium, to UPCB Finance VI Limited (UPCB Finance VI) and, in turn, UPCB Finance VI used such proceeds to redeem 10% of its $750.0 million original principal amount of 6.875% senior secured notes due January 15, 2022 (the UPCB Finance VI Notes). The redemption price for the UPCB Finance VI Notes was 103% of the applicable redeemed principal amount. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $48.8 million. This loss includes (a) the payment of $34.2 million of redemption premium, (b) the write-off of $11.0 million of deferred financing costs and (c) the write-off of unamortized discount of $3.6 million.
Telenet Refinancing Transaction

In May 2016, Telenet Financing USD LLC (Telenet Finance), a wholly-owned subsidiary of Telenet, entered into a new $850.0 million term loan facility (Telenet Facility AD). Telenet Facility AD was issued at 99.5% of par, matures on June 30, 2024, bears interest at a rate of LIBOR plus 3.50% and is subject to a LIBOR floor of 0.75%. The net proceeds from Telenet Facility AD were used to repay in full (i) the €400.0 million ($449.1 million) outstanding principal amount under Telenet Facility P, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance IV Luxembourg S.C.A. (Telenet Finance IV) and, in turn, Telenet Finance IV used such proceeds to fully redeem the €400.0 million ($449.1 million) principal amount of its senior secured floating rate notes and (ii) the €300.0 million ($336.9 million) outstanding principal amount under Telenet Facility O, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance III Luxembourg S.C.A. (Telenet Finance III) and, in turn, Telenet Finance III used such proceeds to fully redeem the €300.0 million ($336.9 million) principal amount of its 6.625% senior secured notes. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $18.9 million. This loss includes (a) the payment of $11.1 million of redemption premium and (b) the write-off of $7.8 million of deferred financing costs.
For information regarding a refinancing transaction completed by certain subsidiaries of Telenet subsequent to September 30, 2016, see note 15.
Ziggo Group Holding Financing Transactions

In connection with the pending formation of the Dutch JV, the outstanding third-party debt and capital lease obligations of Ziggo Group Holding and certain of its subsidiaries have been classified as liabilities associated with assets held for sale in our September 30, 2016 condensed consolidated balance sheet. For information regarding the pending formation of the Dutch JV and the held-for-sale presentation of the Dutch JV Entities, see note 3.

In August 2016, (i) Ziggo Secured Finance B.V. (Ziggo Secured Finance), a special purpose financing entity owned 100% by a third-party, entered into a €2,598.2 million ($2,917.4 million) term loan facility (Ziggo Facility C) and (ii) Ziggo Secured Finance

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Partnership (Ziggo Secured Partnership), a subsidiary of Ziggo Secured Finance, entered into a $1,000.0 million term loan facility (Ziggo Facility D). Ziggo Facility C and Ziggo Facility D were each issued at 99.5% of par and mature on August 31, 2024. Ziggo Facility C bears interest at a rate of EURIBOR plus 3.75% and is subject to a EURIBOR floor of 0.0%. Ziggo Facility D bears interest at a rate of LIBOR plus 3.00% and is subject to a LIBOR floor of 0.0%. The net proceeds from Ziggo Facility C were used, in conjunction with existing cash, to prepay in full (a) the €664.2 million ($745.8 million) outstanding principal amount under an existing Ziggo Group Holding credit facility that was due on March 31, 2021 and (b) the €1,925.0 million ($2,161.5 million) outstanding principal amount under the Ziggo Euro Facility, and the net proceeds from Ziggo Facility D were used, in conjunction with existing cash, to prepay $1,000.0 million of the $2,350.0 million outstanding principal amount under the Ziggo Dollar Facility, which bears interest at a rate of LIBOR plus 2.75% and matures on January 15, 2022. Except as noted above, these transactions were completed as non-cash refinancings. In connection with these transactions, we recognized a loss on debt modification and extinguishment, net, of $16.0 million. This loss includes (1) the write-off of unamortized discount of $12.8 million and (2) the write-off of $3.2 million of deferred financing costs.

In September 2016, (i) Ziggo Secured Finance issued (a) $2,000.0 million principal amount of 5.50% senior secured notes (the Ziggo 2027 Dollar Senior Secured Notes) and (b) €775.0 million ($870.2 million) of 4.25% senior secured notes (the Ziggo 2027 Euro Senior Secured Notes and, together with the Ziggo 2027 Dollar Senior Secured Notes, the Ziggo 2027 Senior Secured Notes), each due January 15, 2027, and (ii) Ziggo Bond Finance B.V. (Ziggo Bond Finance), a special purpose finance entity owned 100% by a third party, issued $625.0 million principal amount of 6.00% senior notes due January 15, 2027 (the Ziggo 2027 Senior Notes). Ziggo Secured Finance used $300.0 million of the net proceeds from the Ziggo 2027 Dollar Senior Secured Notes (the Funded Amount) to fund a senior secured proceeds loan (the Ziggo Dollar Senior Secured Proceeds Loans) under a term loan facility agreement. The Ziggo Dollar Senior Secured Proceeds Loans were used to prepay $300.0 million of the principal amount outstanding under the Ziggo Dollar Facility.

Pending the formation of the Dutch JV, the remaining net proceeds from the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes were placed into certain escrow accounts (the Escrowed Proceeds). Upon consummation of the Dutch JV, the Escrowed Proceeds will be used, subject to certain conditions, to fund senior and senior secured proceeds loans under term loan facility agreements to one or more subsidiaries of Ziggo Group Holding or Vodafone, in each case, for the purpose of funding a loan, dividend, distribution or other payment to Ziggo Group Holding (which upon consummation of the Dutch JV will become the ultimate parent company of the Dutch JV), and ultimately to Liberty Global and Vodafone, and paying related fees and expenses. If the Dutch JV is not consummated on or before September 23, 2017 (the Longstop Date), the Escrowed Proceeds will be used to fund certain senior and senior secured proceeds loans under term loan facility agreements to one or more subsidiaries of Ziggo Group Holding for the purpose of refinancing indebtedness of Ziggo Group Holding or for general corporate purposes. If the Dutch JV is not consummated on or before the Longstop Date and all or a portion of the Escrowed Proceeds are released to one or more subsidiaries of Ziggo Group Holding for the purpose of refinancing indebtedness of Ziggo Group Holding or for general corporate purposes, the aggregate principal amount outstanding of the Ziggo 2027 Dollar Senior Secured Notes will be no less than $500.0 million, the aggregate principal amount outstanding of the Ziggo 2027 Euro Senior Secured Notes will be no less than €400.0 million ($449.1 million) (together with the minimum outstanding principal amount of the Ziggo 2027 Dollar Senior Secured Notes, the Senior Secured Financing Amounts) and the aggregate principal amount outstanding of the Ziggo 2027 Senior Notes will be no less than $500.0 million (the Senior Financing Amount).

Although Ziggo Bond Finance, Ziggo Secured Finance and Ziggo Secured Partnership are each special purpose financing entities that are 100% owned by a third party, the various financing transactions completed by Ziggo Bond Finance, Ziggo Secured Finance and Ziggo Secured Partnership create variable interests for which Ziggo Group Holding and its subsidiaries are the primary beneficiary. As such, Ziggo Group Holding and Liberty Global are required to consolidate Ziggo Bond Finance, Ziggo Secured Finance and Ziggo Secured Partnership.

In the event that the Dutch JV is not or will not be consummated on or before the Longstop Date, or upon the occurrence of certain other events that would result in the termination of the escrow accounts (the Escrow Termination Date), Ziggo Secured Finance and Ziggo Bond Finance will redeem all of the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes, as applicable, other than (i) the Funded Amount, (ii) the Senior Secured Financing Amounts and (iii) the Senior Financing Amount at a redemption price equal to 100% of the principal amount of the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes redeemed, respectively, plus accrued but unpaid interest and additional amounts, if any, to the date of the redemption (the Special Mandatory Redemption).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

At any time on or prior to the earlier of the date of the release of the Escrowed Proceeds and the Escrow Termination Date, Ziggo Secured Finance and Ziggo Bond Finance may, at their option, elect to redeem all or a portion of the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes, as applicable, other than the Funded Amount at a redemption price equal to 100% of the principal amount of the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes redeemed, respectively, plus accrued but unpaid interest and additional amounts, if any, to the date of the redemption (the Special Optional Redemption).

Subject to the Special Mandatory Redemption, the Special Optional Redemption and certain other circumstances (as specified in the indenture), the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes are non-callable until January 15, 2022. At any time prior to January 15, 2022, Ziggo Secured Finance and Ziggo Bond Finance may redeem some or all of the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes, as applicable, by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

On or after January 15, 2022, Ziggo Secured Finance and Ziggo Bond Finance may redeem all, or from time to time a part, of the Ziggo 2027 Senior Secured Notes and the Ziggo 2027 Senior Notes, as applicable, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

	Redemption price
	Ziggo 2027 Dollar Senior Secured Notes	Ziggo 2027 Euro Senior Secured Notes	Ziggo 2027 Senior Notes

12-month period commencing January 15:
2022	102.750%	102.125%	103.000%
2023	101.833%	101.417%	102.000%
2024	100.917%	100.708%	101.000%
2025 and thereafter	100.000%	100.000%	100.000%

CWC Notes

The details of the outstanding notes of CWC as of September 30, 2016 are summarized in the following table:

			Outstanding principal amount
CWC Notes	Maturity	Interest rate	Borrowing currency	U.S. $ equivalent	Estimated fair value	Carrying value (a)
			in millions

Columbus Senior Notes (b)	March 30, 2021	7.375%	$1,250.0	$1,250.0	$1,326.5	$1,326.9
Sable Senior Notes (c)	August 1, 2022	6.875%	$750.0	750.0	780.0	771.9
CWC Senior Notes (d)	March 25, 2019	8.625%	£146.7	190.3	209.8	204.8
Total				$2,190.3	$2,316.3	$2,303.6
 _______________

(a)	Amounts include the impact of premiums recorded in connection with the acquisition accounting for the CWC Acquisition.

(b)	The Columbus Senior Notes were issued by Columbus International Inc. (Columbus), a wholly-owned subsidiary of CWC.

(c)	The Sable Senior Notes were issued by Sable.

(d)	The CWC Senior Notes, which are non-callable, were issued by Cable & Wireless International Finance B.V., a wholly-owned subsidiary of CWC.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

CWC Credit Facilities

The CWC Credit Facilities are the senior secured credit facilities of certain subsidiaries of CWC. The details of our borrowings under the CWC Credit Facilities as of September 30, 2016 are summarized in the following table:

CWC Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency)	Unused borrowing capacity	Carrying value (a)
			in millions

CWC Term Loans	December 31, 2022	LIBOR + 4.75% (b)	$800.0	$—	$784.7
CWC Revolving Credit Facility	July 31, 2021	LIBOR + 3.50% (c)	$570.0	282.0	288.0
CWC Regional Facilities (d)	various dates ranging from 2016 to 2038	3.33% (e)	$368.4	82.0	286.4
Total				$364.0	$1,359.1
_______________

(a)	Amounts include the impact of discounts and deferred financing costs, where applicable.

(b)	The CWC Term Loans are subject to a LIBOR floor of 0.75%.

(c)	The CWC Revolving Credit Facility has a fee on unused commitments of 0.5% per year.

(d)	Represents certain amounts borrowed by CWC Panama, CWC BTC and CWC Jamaica.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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
Maturities of Debt and Capital Lease Obligations
Maturities of our debt and capital lease obligations as of September 30, 2016 are presented below (U.S. dollar equivalents based on September 30, 2016 exchange rates) for the named entity and its subsidiaries, unless otherwise noted. As a result of the held-for-sale presentation of the debt and capital lease obligations of the Dutch JV Entities in our September 30, 2016 condensed consolidated balance sheet, the amounts presented below do not include maturities of the debt and capital lease obligations of these entities. For information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3.
Debt:

	Liberty Global Group
	Virgin Media	Unitymedia	UPC Holding (a)	Telenet (b)	Other	Total Liberty Global Group
	in millions
Year ending December 31:
2016 (remainder of year)	$80.8	$45.3	$173.3	$47.6	$14.8	$361.8
2017	767.4	145.4	547.2	18.9	376.8	1,855.7
2018	0.8	2.3	—	8.3	1,168.7	1,180.1
2019	0.8	2.4	—	19.0	316.1	338.3
2020	0.8	2.5	—	12.6	27.6	43.5
2021	3,475.9	2.5	—	11.1	475.0	3,964.5
Thereafter	10,462.0	7,882.2	6,102.8	4,736.9	27.4	29,211.3
Total debt maturities	14,788.5	8,082.6	6,823.3	4,854.4	2,406.4	36,955.2
Unamortized premiums (discounts), net	12.7	—	(13.6)	(6.6)	(45.7)	(53.2)
Unamortized deferred financing costs	(114.6)	(54.0)	(34.5)	(54.5)	(1.1)	(258.7)
Total debt	$14,686.6	$8,028.6	$6,775.2	$4,793.3	$2,359.6	$36,643.3
Current portion	$852.6	$194.3	$720.6	$58.2	$32.9	$1,858.6
Noncurrent portion	$13,834.0	$7,834.3	$6,054.6	$4,735.1	$2,326.7	$34,784.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

		LiLAC Group
	Total Liberty Global Group	CWC	VTR	Liberty Puerto Rico	Total LiLAC Group	Total Liberty Global
		in millions
Year ending December 31:
2016 (remainder of year)	$361.8	$58.3	$—	$—	$58.3	$420.1
2017	1,855.7	83.3	35.7	—	119.0	1,974.7
2018	1,180.1	40.2	—	—	40.2	1,220.3
2019	338.3	226.2	—	—	226.2	564.5
2020	43.5	28.4	—	—	28.4	71.9
2021	3,964.5	1,561.0	—	—	1,561.0	5,525.5
Thereafter	29,211.3	1,567.3	1,400.0	942.5	3,909.8	33,121.1
Total debt maturities	36,955.2	3,564.7	1,435.7	942.5	5,942.9	42,898.1
Unamortized premiums (discounts), net	(53.2)	96.7	—	(7.7)	89.0	35.8
Unamortized deferred financing costs	(258.7)	(7.5)	(25.6)	(8.1)	(41.2)	(299.9)
Total debt	$36,643.3	$3,653.9	$1,410.1	$926.7	$5,990.7	$42,634.0
Current portion	$1,858.6	$116.6	$35.7	$—	$152.3	$2,010.9
Noncurrent portion	$34,784.7	$3,537.3	$1,374.4	$926.7	$5,838.4	$40,623.1
_______________

(a)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2016 (remainder of year)	$20.6	$19.6	$17.6	$6.7	$64.5	$2.1	$66.6
2017	82.3	66.1	39.0	23.5	210.9	6.5	217.4
2018	82.3	65.0	15.8	17.5	180.6	9.4	190.0
2019	82.4	55.0	7.5	12.6	157.5	1.8	159.3
2020	82.3	52.0	4.4	7.6	146.3	1.2	147.5
2021	82.3	50.1	3.7	6.8	142.9	0.1	143.0
Thereafter	731.5	215.4	177.6	39.8	1,164.3	—	1,164.3
Total principal and interest payments	1,163.7	523.2	265.6	114.5	2,067.0	21.1	2,088.1
Amounts representing interest	(457.4)	(129.6)	(154.9)	(24.4)	(766.3)	(0.6)	(766.9)
Present value of net minimum lease payments	$706.3	$393.6	$110.7	$90.1	$1,300.7	$20.5	$1,321.2
Current portion	$28.9	$44.7	$44.6	$19.9	$138.1	$6.4	$144.5
Noncurrent portion	$677.4	$348.9	$66.1	$70.2	$1,162.6	$14.1	$1,176.7

Non-cash Financing Transactions

During the nine months ended September 30, 2016 and 2015, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $6,131.6 million and $3,586.5 million, respectively. In addition, we also completed certain non-cash financing transactions at Ziggo Group Holding, as discussed above.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(8)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	in millions

Computed “expected” tax benefit (expense) (a)	$19.1	$(27.6)	$70.4	$148.3
Change in valuation allowances (b):
Decrease	(21.5)	(33.5)	(256.6)	(419.8)
Increase	1.7	(4.0)	15.6	39.8
Non-deductible or non-taxable foreign currency exchange results (b):
Increase	32.3	29.3	154.4	31.5
Decrease	(2.6)	15.7	(4.9)	(14.2)
Enacted tax law and rate change (a)	(135.4)	(1.5)	(140.6)	(0.4)
Tax effect of intercompany financing	40.6	39.1	125.7	115.8
Non-deductible or non-taxable interest and other expenses (b):
Decrease	(82.7)	(20.1)	(127.9)	(69.1)
Increase	12.5	10.4	34.4	33.7
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Decrease	(18.8)	(61.1)	(117.2)	(88.8)
Increase	18.7	(2.7)	37.5	9.1
International rate differences (b) (c):
Increase	47.8	29.4	124.8	154.7
Decrease	(22.2)	(4.7)	(45.2)	(39.2)
Recognition of previously unrecognized tax benefits	14.5	20.2	32.4	33.8
Other, net	(13.5)	13.6	(19.4)	15.2
Total income tax benefit (expense)	$(109.5)	$2.5	$(116.6)	$(49.6)
_______________

(a)
The statutory or “expected” tax rate is the U.K. rate of 20.0%. During 2015, the U.K. enacted legislation that will change the corporate income tax rate from the current rate of 20.0% to 19.0% in April 2017 and 18.0% in April 2020. Substantially all of the impact of these rate changes on our deferred tax balances was recorded in the fourth quarter of 2015 when the change in law was enacted. During the third quarter of 2016, the U.K. enacted legislation that will further reduce the corporate income tax rate in April 2020 from 18.0% to 17.0%. The impact of this rate change on our deferred tax balances was recorded this quarter.

(b)	Country jurisdictions giving rise to increases within the nine-month period are grouped together and shown separately from country jurisdictions giving rise to decreases within the nine-month period.

(c)	Amounts reflect adjustments (either an increase or a decrease) to “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

At September 30, 2016, our unrecognized tax benefits of $689.0 million included $372.4 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

We are currently undergoing income tax audits in Austria, Chile, the Czech Republic, Germany, Hungary, the Netherlands, Panama, Poland, Slovakia, Trinidad and Tobago, the U.S. and certain other jurisdictions within the Caribbean and Latin America. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2010 and 2009 income tax returns, as well as a proposed adjustment to our 2013 withholding tax return. We have entered into the appeals process with respect to the 2013, 2010 and 2009 matters. In Chile, we recorded an income tax receivable in connection with the expected utilization of certain net operating loss carryforwards upon the completion of a merger transaction of two indirect subsidiaries of Liberty Global. We are engaged in an ongoing examination by tax authorities in Chile in connection with this receivable and were notified during the third quarter of 2016 that approximately 48% of our claim has been agreed by the tax authorities. We intend to pursue the payment of the remaining portion of this receivable through available methods. While we believe that the ultimate resolution of these proposed adjustments and resolution processes will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues. During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in significant reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2016. The amount of any such reductions could range up to $200 million. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(9)    Equity

Liberty Global Shareholders

A summary of the changes in our share capital during the nine months ended September 30, 2016 is set forth in the table below:

	Liberty Global Shares				LiLAC Shares
	Class A	Class B	Class C	Total	Class A	Class B	Class C	Total
	in millions
Balance at January 1, 2016	$2.5	$0.1	$5.9	$8.5	$0.1	$—	$0.3	$0.4
Impact of the CWC Acquisition (note 3)	0.3	—	0.8	1.1	—	—	0.1	0.1
Repurchase and cancellation of Liberty Global ordinary shares	(0.2)	—	(0.3)	(0.5)	—	—	—	—
Liberty Global call option contracts	—	—	—	—	—	—	—	—
Impact of the LiLAC Distribution	—	—	—	—	0.4	—	0.8	1.2
Balance at September 30, 2016	$2.6	$0.1	$6.4	$9.1	$0.5	$—	$1.2	$1.7

Share Repurchases

During the nine months ended September 30, 2016, we purchased a total of 25,686,822 Class A Liberty Global Shares at a weighted average price of $32.36 and 23,700,789 Class C Liberty Global Shares at a weighted average price of $33.09 for an aggregate purchase price of $1,615.6 million, including direct acquisition costs and the effects of derivative instruments. At September 30, 2016, the remaining amount authorized for share repurchases was $2,393.3 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(10)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions
Liberty Global:
Performance-based incentive awards (a)	$28.5	$55.4	$105.7	$126.0
Other share-based incentive awards	28.6	66.1	86.8	116.6
Total Liberty Global (b)	57.1	121.5	192.5	242.6
Telenet share-based incentive awards	3.6	2.1	8.2	7.7
Other	2.1	1.4	5.7	2.7
Total	$62.8	$125.0	$206.4	$253.0
Included in:
Operating expense:
Liberty Global Group	$0.8	$0.9	$2.4	$2.7
LiLAC Group	0.4	0.2	0.9	0.5
Total operating expense	1.2	1.1	3.3	3.2
SG&A expense:
Liberty Global Group	56.3	122.4	193.3	248.1
LiLAC Group	5.3	1.5	9.8	1.7
Total SG&A expense	61.6	123.9	203.1	249.8
Total	$62.8	$125.0	$206.4	$253.0
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs), including amounts resulting from the 2016 PSUs, as described and defined below, (ii) for the nine-month period, a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) the May 2014 grant of performance grant units (PGUs) to our Chief Executive Officer. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

(b)
In connection with the LiLAC Transaction, the compensation committee of our board of directors approved modifications to our outstanding share-based incentive awards (the 2015 Award Modifications) in accordance with the underlying share-based incentive plans. As a result of the 2015 Award Modifications, the Black-Scholes fair values of our options, share appreciation rights (SARs) and PSARs increased, resulting in incremental share-based compensation expense of $99.3 million, of which $63.5 million was recognized during the third quarter of 2015 related to awards that vested on or prior to September 30, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

The following table provides certain information related to share-based compensation not yet recognized for share-based incentive awards related to Liberty Global ordinary shares as of September 30, 2016:

	Non-performance-based awards (a)	Performance- based awards (a) (b)

Total compensation expense not yet recognized (in millions)	$234.6	$191.4
Weighted average period remaining for expense recognition (in years)	2.8	2.5
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

(b)	Amounts relate to (i) PSUs, including $171.2 million related to the 2016 PSUs, and (ii) the PGUs.

The following table summarizes certain information related to the incentive awards granted and exercised with respect to Liberty Global ordinary shares:

	Nine months ended
	September 30,
	2016	2015
Assumptions used to estimate fair value of options and SARs granted:
Risk-free interest rate	0.88 - 1.46%	0.96 - 1.89%
Expected life	3.2 - 5.5 years	3.0 - 5.5 years
Expected volatility	27.4 - 37.4%	23.1 - 30.1%
Expected dividend yield	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$10.31	$14.73
SARs	$8.60	$10.77
Restricted share units (RSUs)	$36.83	$51.85
PSUs	$34.03	$51.57
Total intrinsic value of awards exercised (in millions):
Options	$15.1	$105.8
SARs	$38.6	$47.0
PSARs	$0.6	$0.2
Cash received from exercise of options (in millions)	$16.1	$39.9
Income tax benefit related to share-based compensation (in millions)	$39.4	$55.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

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

LiLAC Distribution

In connection with the LiLAC Distribution, the compensation committee of our board of directors approved modifications to our outstanding share-based incentive awards (the 2016 Award Modification) in accordance with the underlying share-based incentive plans. The objective of the compensation committee was to ensure a relatively unchanged intrinsic value of outstanding equity awards before and after the LiLAC Distribution. The mechanism to modify outstanding share-based incentive awards, as approved by the compensation committee, utilized the volume-weighted average price of the respective shares for the five days prior to and the five days following the bonus issuance. Based upon this approach, we determined the incremental value associated with the 2016 Award Modification was immaterial. As a result, we did not recognize any incremental share-based compensation expense associated with the 2016 Award Modification. The tables set forth below present the impact resulting from this transaction.

Share-based Award Activity — Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during 2016 with respect to awards issued by Liberty Global:

Liberty Global Shares

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	873,333	$22.85
Granted	79,899	$36.06
Forfeited	(9,328)	$34.59
Exercised	(207,034)	$20.99
Outstanding at June 30, 2016	736,870	$24.66
Impact of the LiLAC Distribution	39,000	$(3.49)
Outstanding at July 1, 2016	775,870	$21.17
Forfeited	(2,665)	$17.34
Exercised	(27,323)	$19.37
Outstanding at September 30, 2016	745,882	$21.25	4.3	$10.2
Exercisable at September 30, 2016	528,299	$17.81	3.5	$8.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Liberty Global Shares — continued:

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	2,738,536	$23.98
Granted	159,798	$35.15
Forfeited	(51,787)	$35.07
Exercised	(541,147)	$19.40
Outstanding at June 30, 2016	2,305,400	$25.58
Impact of the LiLAC Distribution	166,139	$(3.43)
Outstanding at July 1, 2016	2,471,539	$22.15
Forfeited	(31,424)	$28.98
Exercised	(78,001)	$17.86
Outstanding at September 30, 2016	2,362,114	$22.20	5.1	$26.6
Exercisable at September 30, 2016	1,362,367	$16.43	3.4	$23.0

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	7,693,152	$34.89
Granted	2,641,914	$37.73
Forfeited	(123,302)	$43.48
Exercised	(336,732)	$11.64
Outstanding at June 30, 2016	9,875,032	$36.34
Impact of the LiLAC Distribution	616,160	$(4.62)
Outstanding at July 1, 2016	10,491,192	$31.72
Granted	87,750	$32.04
Forfeited	(87,183)	$38.02
Exercised	(82,765)	$20.00
Outstanding at September 30, 2016	10,408,994	$31.76	4.7	$45.2
Exercisable at September 30, 2016	4,629,580	$27.23	3.3	$38.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Liberty Global Shares — continued:

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	18,685,347	$31.70
Granted	5,283,828	$36.60
Forfeited	(256,622)	$41.60
Exercised	(995,103)	$11.66
Outstanding at June 30, 2016	22,717,450	$33.61
Impact of the LiLAC Distribution	1,412,585	$(4.42)
Outstanding at July 1, 2016	24,130,035	$29.19
Granted	175,500	$31.00
Forfeited	(179,988)	$36.37
Exercised	(272,380)	$18.94
Outstanding at September 30, 2016	23,853,167	$29.27	4.4	$128.6
Exercisable at September 30, 2016	12,022,123	$24.67	3.1	$112.9

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	2,889,457	$31.93
Forfeited	(657)	$31.87
Outstanding at June 30, 2016	2,888,800	$31.93
Impact of the LiLAC Distribution	16,559	$(4.17)
Outstanding at July 1, 2016	2,905,359	$27.76
Exercised	(23,631)	$27.71
Outstanding at September 30, 2016 (a)	2,881,728	$27.76	3.7	$18.5
Exercisable at September 30, 2016	2,881,728	$27.76	3.7	$18.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Liberty Global Shares — continued:

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	8,629,481	$30.52
Forfeited	(1,961)	$30.46
Outstanding at June 30, 2016	8,627,520	$30.52
Impact of the LiLAC Distribution	51,613	$(4.12)
Outstanding at July 1, 2016	8,679,133	$26.40
Exercised	(85,072)	$26.25
Outstanding at September 30, 2016 (a)	8,594,061	$26.40	3.7	$57.1
Exercisable at September 30, 2016	8,594,061	$26.40	3.7	$57.1

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	564,976	$44.06
Granted	268,427	$37.72
Forfeited	(23,233)	$46.22
Released from restrictions	(101,374)	$41.30
Outstanding at June 30, 2016	708,796	$41.98
Impact of the LiLAC Distribution	101,140	$(8.44)
Outstanding at July 1, 2016	809,936	$33.54
Granted	25,885	$32.04
Forfeited	(18,226)	$32.60
Released from restrictions	(44,059)	$32.05
Outstanding at September 30, 2016	773,536	$33.60	3.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Liberty Global Shares — continued:

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	1,194,182	$41.64
Granted	536,854	$36.59
Forfeited	(50,385)	$44.29
Released from restrictions	(236,244)	$38.06
Outstanding at June 30, 2016	1,444,407	$40.26
Impact of the LiLAC Distribution	215,866	$(5.38)
Outstanding at July 1, 2016	1,660,273	$34.88
Granted	51,770	$31.00
Forfeited	(37,535)	$37.56
Released from restrictions	(97,834)	$35.90
Outstanding at September 30, 2016	1,576,674	$34.63	3.2

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	1,690,200	$42.61
Granted	2,075,660	$34.70
Performance adjustment (b)	17,499	$39.33
Forfeited	(16,719)	$45.12
Released from restrictions	(696,341)	$39.51
Outstanding at June 30, 2016	3,070,299	$37.93
Impact of the LiLAC Distribution	97,105	$(4.47)
Outstanding at July 1, 2016	3,167,404	$33.46
Granted	52,110	$32.04
Forfeited	(3,131)	$32.47
Released from restrictions	(7,778)	$29.55
Outstanding at September 30, 2016	3,208,605	$33.45	2.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Liberty Global Shares — continued:

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	666,667	$42.43
Released from restriction	(333,333)	$42.43
Outstanding at June 30, 2016	333,334	$42.43
Impact of the LiLAC Distribution	—	$(4.71)
Outstanding at July 1, 2016	333,334	$37.72
Outstanding at September 30, 2016	333,334	$37.72	0.5

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	2,158,351	$41.30
Granted	4,151,320	$33.63
Performance adjustment (b)	35,000	$38.08
Forfeited	(33,508)	$43.47
Released from restrictions	(837,276)	$35.58
Outstanding at June 30, 2016	5,473,887	$36.32
Impact of the LiLAC Distribution	204,111	$(4.30)
Outstanding at July 1, 2016	5,677,998	$32.02
Granted	104,220	$31.00
Forfeited	(6,375)	$34.01
Released from restrictions	(17,136)	$39.98
Outstanding at September 30, 2016	5,758,707	$31.98	2.5
_______________

(a)	All outstanding awards became fully exercisable during 2016 as the performance criteria was achieved during the year.

(b)
Represents the increase in PSUs associated with the first quarter 2016 determination that 103.6% of the PSUs that were granted in 2014 (the 2014 PSUs) had been earned. Subject to forfeitures, half of the earned 2014 PSUs were released from restrictions on April 1, 2016 and the remainder were released on October 1, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

LiLAC Shares

Options — Class A ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	21,233	$24.29
Granted	3,995	$37.16
Forfeited	(238)	$43.84
Exercised	(1,312)	$9.56
Outstanding at June 30, 2016	23,678	$27.08
Impact of the LiLAC Distribution	59,140	$1.71
Outstanding at July 1, 2016	82,818	$28.79
Outstanding at September 30, 2016	82,818	$28.79	3.9	$0.5
Exercisable at September 30, 2016	57,331	$23.13	2.9	$0.5

Options — Class C ordinary shares	Number of shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	57,742	$22.42
Granted	7,990	$38.67
Forfeited	(474)	$43.91
Exercised	(4,439)	$9.86
Outstanding at June 30, 2016	60,819	$25.30
Impact of the LiLAC Distribution	151,783	$1.27
Outstanding at July 1, 2016	212,602	$26.57
Outstanding at September 30, 2016	212,602	$26.57	3.6	$1.5
Exercisable at September 30, 2016	161,637	$21.78	2.8	$1.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

LiLAC Shares — continued:

SARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	233,192	$31.07
Granted	71,990	$37.53
Forfeited	(1,963)	$39.57
Exercised	(6,852)	$7.84
Outstanding at June 30, 2016	296,367	$33.12
Impact of the LiLAC Distribution	719,933	$2.36
Outstanding at July 1, 2016	1,016,300	$35.48
Granted	492,894	$34.85
Outstanding at September 30, 2016	1,509,194	$35.27	5.2	$1.9
Exercisable at September 30, 2016	508,688	$29.83	3.1	$1.9

SARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	579,273	$29.73
Granted	143,980	$40.61
Forfeited	(4,173)	$39.81
Exercised	(19,413)	$8.01
Outstanding at June 30, 2016	699,667	$32.51
Impact of the LiLAC Distribution	1,709,612	$1.53
Outstanding at July 1, 2016	2,409,279	$34.04
Granted	985,788	$35.24
Exercised	(2,126)	$21.89
Outstanding at September 30, 2016	3,392,941	$34.40	4.9	$6.1
Exercisable at September 30, 2016	1,366,196	$28.32	2.9	$6.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

LiLAC Shares — continued:

PSARs — Class A ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	140,127	$30.08
Forfeited	(33)	$30.02
Outstanding at June 30, 2016	140,094	$30.08
Impact of the LiLAC Distribution	346,640	$2.38
Outstanding at July 1, 2016	486,734	$32.46
Outstanding at September 30, 2016 (a)	486,734	$32.46	3.7	$—
Exercisable at September 30, 2016	486,734	$32.46	3.7	$—

PSARs — Class C ordinary shares	Number of shares	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2016	418,492	$30.30
Forfeited	(99)	$30.23
Outstanding at June 30, 2016	418,393	$30.30
Impact of the LiLAC Distribution	1,035,238	$2.01
Outstanding at July 1, 2016	1,453,631	$32.31
Outstanding at September 30, 2016 (a)	1,453,631	$32.31	3.7	$—
Exercisable at September 30, 2016	1,453,631	$32.31	3.7	$—

RSUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	1,713	$45.12
Granted (b)	52,349	$40.79
Released from restrictions	(301)	$48.09
Outstanding at June 30, 2016	53,761	$40.89
Impact of the LiLAC Distribution	3,365	$0.01
Outstanding at July 1, 2016	57,126	$40.90
Granted	126,902	$34.85
Forfeited	(1,574)	$40.79
Released from restrictions	(9,031)	$40.75
Outstanding at September 30, 2016	173,423	$36.48	3.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

LiLAC Shares — continued:

RSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	3,428	$43.97
Granted (b)	128,186	$42.79
Released from restrictions	(606)	$44.03
Outstanding at June 30, 2016	131,008	$42.82
Impact of the LiLAC Distribution	6,938	$(0.18)
Outstanding at July 1, 2016	137,946	$42.64
Granted	253,838	$35.24
Forfeited	(3,857)	$42.79
Released from restrictions	(22,043)	$42.62
Outstanding at September 30, 2016	365,884	$37.51	3.1

PSUs and PGUs — Class A ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	86,303	$42.56
Granted	72,848	$35.46
Performance adjustment (c)	870	$39.33
Forfeited	(755)	$46.11
Released from restrictions	(34,413)	$39.57
Outstanding at June 30, 2016	124,853	$39.20
Impact of the LiLAC Distribution	316,800	$(3.51)
Outstanding at July 1, 2016	441,653	$35.69
Granted	3,116	$34.85
Forfeited	(32)	$45.75
Released from restrictions	(13,698)	$34.98
Outstanding at September 30, 2016	431,039	$35.71	2.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

LiLAC Shares — continued:

PGUs — Class B ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	33,333	$42.43
Released from restriction	(16,666)	$42.43
Outstanding at June 30, 2016	16,667	$42.43
Impact of the LiLAC Distribution	41,589	$(3.36)
Outstanding at July 1, 2016 and September 30, 2016	58,256	$39.07	0.5

PSUs — Class C ordinary shares	Number of shares	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2016	111,215	$41.36
Granted	145,696	$37.70
Performance adjustment (c)	1,741	$38.08
Forfeited	(1,518)	$44.44
Released from restrictions	(40,692)	$35.69
Outstanding at June 30, 2016	216,442	$39.91
Impact of the LiLAC Distribution	563,081	$(5.17)
Outstanding at July 1, 2016	779,523	$34.74
Granted	6,232	$35.24
Forfeited	(64)	$42.85
Released from restrictions	(39,982)	$32.04
Outstanding at September 30, 2016	745,709	$34.89	2.3
_______________

(a)	All outstanding awards became fully exercisable during 2016 as the performance criteria was achieved during the year.

(b)
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

(c)
Represents the increase in PSUs associated with the first quarter 2016 determination that 103.6% of the 2014 PSUs had been earned. Half of the earned 2014 PSUs were released from restrictions on April 1, 2016, and, subject to forfeitures, the remainder were released on October 1, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(11) Restructuring Liability

A summary of the changes in our restructuring liability during the nine months ended September 30, 2016 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2016	$68.5	$7.3	$70.7	$146.5
Restructuring charges (credits)	105.5	(3.1)	9.3	111.7
Cash paid	(72.7)	(2.2)	(43.6)	(118.5)
Reclassification to held for sale (a)	(29.6)	(0.6)	—	(30.2)
CWC and BASE liabilities at acquisition date	7.6	8.3	1.5	17.4
Foreign currency translation adjustments and other	(3.0)	(3.5)	9.4	2.9
Restructuring liability as of September 30, 2016	$76.3	$6.2	$47.3	$129.8

Current portion	$66.9	$1.7	$13.6	$82.2
Noncurrent portion	9.4	4.5	33.7	47.6
Total	$76.3	$6.2	$47.3	$129.8
_______________

(a)	Represents restructuring liabilities associated with the Dutch JV Entities. For information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3.

Our restructuring charges during the nine months ended September 30, 2016 include employee severance and termination costs related to certain reorganization and integration activities of $40.7 million in Germany, $20.7 million in U.K./Ireland, $15.3 million in the European Operations Division’s central operations, $10.6 million in Chile and $7.1 million in the Netherlands.

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
September 30, 2016
(unaudited)

The details of our net earnings (loss) attributable to holders of Liberty Global Shares, LiLAC Shares and Old Liberty Global Shares are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	in millions
Net earnings (loss) attributable to holders of:
Liberty Global Shares (a)	$(167.7)	$102.9	$(294.1)	$102.9
LiLAC Shares (a)	(81.8)	30.4	(223.1)	30.4
Old Liberty Global Shares (b)	—	—	—	(1,002.2)
Net earnings (loss) attributable to Liberty Global shareholders	$(249.5)	$133.3	$(517.2)	$(868.9)
_______________

(a)	The amount presented for the 2015 nine-month period relates to the period from July 1, 2015 through September 30, 2015.

(b)	The amount presented for the 2015 nine-month period relates to the period from January 1, 2015 through June 30, 2015.

The details of our weighted average ordinary shares outstanding are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average ordinary shares outstanding:
Liberty Global Shares (a):
Basic	917,345,591	872,802,928	884,567,424	872,802,928
Diluted	917,345,591	885,904,765	884,567,424	885,904,765
LiLAC Shares (a):
Basic	174,075,080	43,905,783	89,764,378	43,905,783
Diluted	174,075,080	44,229,892	89,764,378	44,229,892
Old Liberty Global Shares (b):
Basic				884,040,481
Diluted				884,040,481
_______________

(a)	The amounts presented for the 2015 nine-month period relate to the period from July 1, 2015 through September 30, 2015.

(b)	The amounts presented for the 2015 nine-month period relate to the period from January 1, 2015 through June 30, 2015.

Liberty Global Shares

We reported losses attributable to holders of Liberty Global Shares for the three and nine months ended September 30, 2016. Therefore, the potentially dilutive effect at September 30, 2016 of the following items was not included in the computation of diluted loss per share attributable to holders of Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 51.2 million, (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 9.3 million and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 3.2 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

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

A total of 9.7 million options, SARs, PSARs and RSUs and 2.6 million shares issuable upon conversion of Virgin Media’s 6.50% convertible senior notes were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2015 because their effect would have been anti-dilutive.

LiLAC Shares

We reported losses attributable to holders of LiLAC Shares for the three and nine months ended September 30, 2016. Therefore, the potentially dilutive effect at September 30, 2016 of the following items was not included in the computation of diluted loss per share attributable to holders of LiLAC Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 7.7 million and (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 1.2 million.

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

Old Liberty Global Shares

We reported losses attributable to holders of Old Liberty Global Shares for the six months ended June 30, 2015. Therefore, the potentially dilutive effect at June 30, 2015 of the following items was not included in the computation of diluted loss per share attributable to holders of Old Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 42.0 million, (ii) the number of shares issuable pursuant to PSUs and PGUs of approximately 5.3 million and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of approximately 2.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(13)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2016. The commitments of CWC have been excluded from the table pending our verification of the amounts. These excluded commitments are not expected to be material in relation to our total commitments.
Due to the held-for-sale presentation of the Dutch JV Entities at September 30, 2016, the amounts presented below do not include the contractual commitments of these entities. For information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3.

	Payments due during:
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter	Total
	in millions

Programming commitments	$255.0	$964.7	$836.3	$424.0	$174.1	$48.6	$21.7	$2,724.4
Network and connectivity commitments	504.1	571.7	198.4	104.6	62.5	53.6	889.2	2,384.1
Purchase commitments	647.3	347.9	185.3	108.0	88.9	14.4	64.8	1,456.6
Operating leases	35.3	119.6	101.8	82.3	63.7	52.2	242.5	697.4
Other commitments	43.0	49.7	31.3	28.5	12.2	11.6	15.4	191.7
Total (a)	$1,484.7	$2,053.6	$1,353.1	$747.4	$401.4	$180.4	$1,233.6	$7,454.2
_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our September 30, 2016 condensed consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,851.5 million (including $1,609.7 million for the Liberty Global Group and $241.8 million for the LiLAC Group) and $1,716.6 million (including $1,531.8 million for the Liberty Global Group and $184.8 million for the LiLAC Group) during the nine months ended September 30, 2016 and 2015, respectively.

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
September 30, 2016
(unaudited)

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2016 and 2015, see note 4.

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

Telenet intends to defend itself vigorously in the resumed proceedings and does not expect an outcome before the end of 2017. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($22.5 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($85 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action. Unitymedia is evaluating whether to appeal this decision, and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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

Liberty Puerto Rico Matter. In November 2012, we completed a business combination that resulted in, among other matters, the combination of our then operating subsidiary in Puerto Rico with San Juan Cable, LLC dba OneLink Communications (OneLink). In connection with this transaction (the OneLink Acquisition), Liberty Puerto Rico, as the surviving entity, became a party to certain claims previously asserted by the incumbent telephone operator (PRTC) against OneLink based on alleged conduct of OneLink that occurred prior to the OneLink Acquisition (the PRTC Claim). The PRTC Claim includes an allegation that OneLink acted in an anticompetitive manner in connection with a series of legal and regulatory proceedings it initiated against PRTC in Puerto Rico beginning in 2009. In March 2014, a separate class action claim was filed in Puerto Rico (the Class Action Claim) containing allegations substantially similar to those asserted in the PRTC Claim, but alleging ongoing injury on behalf of a consumer class (as opposed to harm to a competitor). In July 2016, the judge presiding over the PRTC Claim in the United States District Court for the District of Maine (the District Court) granted OneLink summary judgment that dismissed the PRTC Claim in its entirety. In August 2016, PRTC filed a notice with the United States First Circuit Court of Appeals indicating it will appeal the District Court’s decision. Based on Liberty Puerto Rico’s assessment of the PRTC Claim on appeal and the Class Action Claim, we have determined that the possibility of loss is remote. Accordingly, Liberty Puerto Rico has reversed its previously-recorded provision and related indemnification asset associated with the PRTC Claim, resulting in a $5.1 million reduction to our SG&A expenses during the third quarter of 2016. Pursuant to indemnification arrangements entered into with the former owners of OneLink, we may recover a portion of the legal fees we incurred in connection with the PRTC Claim.

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
September 30, 2016
(unaudited)

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

Telenet filed an appeal against the July 2011 Decision with the Brussels Court of Appeal. On November 12, 2014, the Brussels Court of Appeal rejected Telenet’s appeal of the July 2011 Decision and accepted Proximus’s claim that Proximus should be allowed access to Telenet’s, among other operators, digital television platform and the resale of bundles of digital video and broadband internet services. On November 30, 2015, Telenet filed an appeal of this decision with the Belgian Supreme Court. In 2014, Telenet and wireless operator Orange Belgium each filed an appeal with the Brussels Court of Appeal against the initial retail minus decisions. These appeals are still pending. On April 25, 2016, Telenet also filed an appeal with the Brussels Court of Appeal challenging the February 19, 2016 retail minus decision. There can be no certainty that Telenet’s appeals will be successful.

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

Financial Transactions Tax. Certain countries in the European Union (E.U.), including Germany, Austria and Slovakia, are participating in an enhanced cooperation procedure to introduce a financial transactions tax (the FTT). Under the draft language of the FTT proposal, a wide range of financial transactions could be taxed at rates of at least 0.01% for derivative transactions based on the notional amount and 0.1% for other covered financial transactions based on the underlying transaction price. Each of the individual countries would be permitted to determine an exact rate, which could be higher than the proposed rates of 0.01% and 0.1%. Any implementation of the FTT could have a global impact because it would apply to all financial transactions where a financial institution is involved (including unregulated entities that engage in certain types of covered activity) and either of the parties (whether the financial institution or its counterparty) is in one of the participating countries. Although there continues to be ongoing discussions in the relevant countries around the FTT, uncertainty remains as to if and when the FTT will be implemented and the breadth of its application. Based on our understanding of the current status of the potential FTT, we do not expect that any implementation of the FTT would occur before 2018. Any imposition of the FTT could increase banking fees and introduce taxes on internal transactions that we currently perform. Due to the uncertainty regarding the FTT, we are currently unable to estimate the financial impact that the FTT could have on our results of operations, cash flows or financial position.

Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £46.4 million ($60.2 million) as of September 30, 2016. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

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
September 30, 2016
(unaudited)

time. No portion of this potential exposure has been accrued by our company as the likelihood of loss is not considered to be probable.

Hungary VAT Matter. In February 2016, our direct-to-home satellite (DTH) operations in Luxembourg received a second instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,413.2 million ($19.7 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and interpretations thereof, including a binding tax ruling that we received from the Hungarian government in 2010. In October 2016 a Budapest court disagreed with the tax authorities and dismissed the assessment. We expect the final written opinion by the judge in late November, which decision is subject to appeal to the Hungarian Supreme Court. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

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

We have been notified of a fourfold increase in the rateable value of our network and other assets in the U.K. that is scheduled to become effective on April 1, 2017. This increase will affect the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. The multiplier applicable for 2017 and future years has not yet been confirmed. The phasing of the increase in rates will also be affected by transitional relief, the mechanism for which remains under consultation. If implemented, this proposed change, together with a similar proposed change in Ireland, would result in significant increases in our network infrastructure charges. Depending on the final determinations with respect to the multiplier and transitional relief, we estimate that the aggregate amount of these increases will range between £25 million ($32 million) and £35 million ($45 million) during 2017 and will build to a maximum aggregate increase of up to £150 million ($195 million) in 2021. We believe that the proposed increases are excessive, and we will challenge the underlying methodology and assumptions.

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
September 30, 2016
(unaudited)

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

As of September 30, 2016, our reportable segments are as follows:

•	European Operations Division:

•	U.K./Ireland

•	The Netherlands

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	CWC

•	Chile

•	Puerto Rico

All of the reportable segments set forth above derive their revenue primarily from consumer and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Puerto Rico, mobile services. At September 30, 2016, our operating segments in the European Operations Division provided consumer and B2B services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Operations Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Operations Division. In addition, our LiLAC Division provides consumer and B2B services in (a) 18 countries, all but one of which are located in Latin America and the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B services in certain other countries in Latin America and the Caribbean and (2) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. The corporate and other category for the Liberty Global Group includes less significant consolidated operating segments that provide programming and other services. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,581.4	$1,783.3	$4,985.6	$5,254.3
The Netherlands	681.8	681.4	2,030.4	2,072.7
Germany	639.4	603.5	1,900.0	1,792.4
Belgium (a)	693.4	512.5	2,010.9	1,515.5
Switzerland/Austria	439.3	437.9	1,319.7	1,326.0
Total Western Europe	4,035.3	4,018.6	12,246.6	11,960.9
Central and Eastern Europe	274.5	266.2	814.6	801.6
Central and other	(1.9)	0.1	(5.2)	(3.7)
Total European Operations Division	4,307.9	4,284.9	13,056.0	12,758.8
Corporate and other	18.0	8.3	47.8	33.9
Intersegment eliminations (b)	(12.8)	(4.6)	(35.4)	(19.9)
Total Liberty Global Group	4,313.1	4,288.6	13,068.4	12,772.8
LiLAC Group:
LiLAC Division:
CWC (c)	568.5	—	854.1	—
Chile	221.3	204.3	631.9	633.9
Puerto Rico (d)	104.8	104.5	315.6	274.1
Total LiLAC Division	894.6	308.8	1,801.6	908.0
Intersegment eliminations	(0.5)	—	(0.7)	—
Total LiLAC Group	894.1	308.8	1,800.9	908.0
Total	$5,207.2	$4,597.4	$14,869.3	$13,680.8
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	Amounts are primarily related to transactions between our European Operations Division and our programming operations.

(c)	The amounts presented for the 2016 periods reflect the post-acquisition revenue of CWC, which was acquired on May 16, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

(d)	The amounts presented for the 2015 periods exclude the pre-acquisition revenue of Choice, which was acquired on June 3, 2015.

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$696.0	$777.0	$2,206.1	$2,345.9
The Netherlands	375.5	388.6	1,107.5	1,127.5
Germany	408.0	380.9	1,187.7	1,111.8
Belgium (a)	311.1	258.3	892.2	766.1
Switzerland/Austria	273.4	269.6	795.1	778.1
Total Western Europe	2,064.0	2,074.4	6,188.6	6,129.4
Central and Eastern Europe	120.4	119.0	345.9	355.5
Central and other	(77.0)	(74.0)	(243.7)	(214.6)
Total European Operations Division	2,107.4	2,119.4	6,290.8	6,270.3
Corporate and other	(47.4)	(55.3)	(162.6)	(159.7)
Total Liberty Global Group	2,060.0	2,064.1	6,128.2	6,110.6
LiLAC Group:
LiLAC Division:
CWC (b)	214.5	—	315.5	—
Chile	86.9	82.5	245.0	246.1
Puerto Rico (c)	56.1	46.4	152.9	120.7
Total LiLAC Division	357.5	128.9	713.4	366.8
Corporate	(2.9)	(1.1)	(5.8)	(3.2)
Total LiLAC Group	354.6	127.8	707.6	363.6
Total	$2,414.6	$2,191.9	$6,835.8	$6,474.2
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition Adjusted OIBDA of CWC, which was acquired on May 16, 2016.

(c)	The amounts presented for the 2015 periods exclude the pre-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

The following table provides a reconciliation of total segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Total segment Adjusted OIBDA	$2,414.6	$2,191.9	$6,835.8	$6,474.2
Share-based compensation expense	(62.8)	(125.0)	(206.4)	(253.0)
Depreciation and amortization	(1,416.9)	(1,458.4)	(4,405.4)	(4,387.6)
Impairment, restructuring and other operating items, net	(32.2)	(63.0)	(246.9)	(105.7)
Operating income	902.7	545.5	1,977.1	1,727.9
Interest expense	(664.4)	(617.7)	(1,940.8)	(1,834.4)
Realized and unrealized gains (losses) on derivative instruments, net	(436.4)	742.0	106.9	680.8
Foreign currency transaction gains (losses), net	92.3	(216.2)	133.2	(911.4)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	73.8	(276.1)	(570.8)	(13.9)
Losses on debt modification and extinguishment, net	(64.8)	(34.3)	(88.7)	(382.6)
Other income (expense), net	1.2	(5.1)	31.0	(7.8)
Earnings (loss) before income taxes	$(95.6)	$138.1	$(352.1)	$(741.4)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

	Nine months ended September 30,
	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,179.3	$1,114.5
The Netherlands	421.0	382.3
Germany	426.8	415.1
Belgium (a)	366.5	231.5
Switzerland/Austria	241.3	220.7
Total Western Europe	2,634.9	2,364.1
Central and Eastern Europe	221.5	185.1
Central and other	249.1	219.9
Total European Operations Division	3,105.5	2,769.1
Corporate and other	4.1	51.7
Total Liberty Global Group	3,109.6	2,820.8
LiLAC Group:
CWC (b)	144.9	—
Chile	155.0	129.1
Puerto Rico (c)	65.1	55.7
Total LiLAC Group	365.0	184.8
Total property and equipment additions	3,474.6	3,005.6
Assets acquired under capital-related vendor financing arrangements	(1,439.3)	(1,090.6)
Assets acquired under capital leases	(78.0)	(89.3)
Changes in current liabilities related to capital expenditures	(12.3)	25.8
Total capital expenditures	$1,945.0	$1,851.5
_______________

(a)	The amount presented for the 2016 period includes the post-acquisition property and equipment additions of BASE, which was acquired on February 11, 2016.

(b)	The amount presented for the 2016 period reflects the post-acquisition property and equipment additions of CWC, which was acquired on May 16, 2016.

(c)	The amount presented for the 2015 period excludes the pre-acquisition property and equipment additions of Choice, which was acquired on June 3, 2015.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Revenue by Major Category

Our revenue by major category is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions
Subscription revenue (a):
Video	$1,632.1	$1,587.3	$4,813.8	$4,798.1
Broadband internet	1,338.0	1,287.5	3,980.7	3,793.1
Fixed-line telephony	757.8	792.5	2,291.3	2,387.5
Cable subscription revenue	3,727.9	3,667.3	11,085.8	10,978.7
Mobile (b)	513.8	270.1	1,226.1	783.0
Total subscription revenue	4,241.7	3,937.4	12,311.9	11,761.7
B2B revenue (c)	597.9	393.5	1,504.6	1,154.7
Other revenue (b) (d)	367.6	266.5	1,052.8	764.4
Total	$5,207.2	$4,597.4	$14,869.3	$13,680.8
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $78.4 million and $52.6 million during the three months ended September 30, 2016 and 2015, respectively, and $232.6 million and $160.1 million during the nine months ended September 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $132.7 million and $78.7 million during the three months ended September 30, 2016 and 2015, respectively, and $356.7 million and $213.5 million during the nine months ended September 30, 2016 and 2015, respectively.

(d)	Other revenue includes, among other items, mobile handset sales, interconnect, channel carriage fee and installation revenue.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions
Liberty Global Group:
European Operations Division:
U.K.	$1,473.6	$1,686.0	$4,657.7	$4,960.4
The Netherlands	681.8	681.4	2,030.4	2,072.7
Belgium (a)	693.4	512.5	2,010.9	1,515.5
Germany	639.4	603.5	1,900.0	1,792.4
Switzerland	344.0	345.4	1,033.8	1,049.5
Ireland	107.8	97.3	327.9	293.9
Poland	98.9	99.1	294.9	301.3
Austria	95.3	92.5	285.9	276.5
Hungary	69.1	64.6	202.5	194.8
The Czech Republic	44.7	44.6	134.2	132.8
Romania	43.2	40.0	127.5	117.6
Slovakia	14.4	14.7	44.1	44.7
Other	2.3	3.3	6.2	6.7
Total European Operations Division	4,307.9	4,284.9	13,056.0	12,758.8
Other, including intersegment eliminations	5.2	3.7	12.4	14.0
Total Liberty Global Group	4,313.1	4,288.6	13,068.4	12,772.8
LiLAC Group:
LiLAC Division:
CWC (b):
Panama	159.1	—	242.3	—
Jamaica	79.1	—	119.5	—
Bahamas	71.7	—	108.9	—
Barbados	55.7	—	82.3	—
Trinidad and Tobago	40.4	—	60.5	—
Other (c)	162.5	—	240.6	—
Total CWC	568.5	—	854.1	—
Chile	221.3	204.3	631.9	633.9
Puerto Rico (d)	104.8	104.5	315.6	274.1
Total LiLAC Division	894.6	308.8	1,801.6	908.0
Intersegment eliminations	(0.5)	—	(0.7)	—
Total LiLAC Group	894.1	308.8	1,800.9	908.0
Total	$5,207.2	$4,597.4	$14,869.3	$13,680.8
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition revenue of BASE, which was acquired on February 11, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2016
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

(15)    Subsequent Events

Telenet Refinancing Transaction

In November 2016, (i) Telenet International, a wholly-owned subsidiary of Telenet, entered into a new €1,600.0 million ($1,796.5 million) term loan facility (Telenet Facility AE), which matures on January 31, 2025, bears interest at a rate of 3.25% and is subject to a LIBOR floor of 0.0%, and (ii) Telenet Finance entered into a new $1,500.0 million term loan facility (Telenet Facility AF), which matures on January 31, 2025, bears interest at a rate of LIBOR plus 3.0% and is subject to a LIBOR floor of 0.0%. The net proceeds from Telenet Facility AE and Telenet Facility AF will be used to prepay in full (a) the €474.1 million ($532.3 million) outstanding principal amount under Telenet Facility W, (b) the €882.9 million ($991.4 million) outstanding principal amount under Telenet Facility Y, (c) the €800.0 million ($898.3 million) outstanding principal amount under Telenet Facility AA and (d) the $850.0 million outstanding principal amount under Telenet Facility AD.
Pending Acquisition

On October 18, 2016, our subsidiary UPC Polska SP Z.o.o. entered into a definitive agreement to acquire the cable business of Multimedia Polska S.A. (Multimedia), the third-largest cable operator in Poland, for cash consideration of PLN 3.0 billion ($783.6 million), which is equal to the enterprise value assigned to Multimedia for purposes of this transaction. The final purchase price is subject to potential downward adjustments for the operational and financial performance of Multimedia prior to closing. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close within the next 12 months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 2015 Annual Report on Form 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2016 and 2015.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2016.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to network extensions), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In addition to the risk factors described in our 2015 Annual Report on Form 10-K and in our June 30, 2016 Quarterly Report on Form 10-Q, the following are some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Overview

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to consumers and businesses, with consolidated operations at September 30, 2016 in more than 30 countries. We provide consumer and B2B services in (i) the U.K. and Ireland through Virgin Media, (ii) the Netherlands through Ziggo Group Holding, (iii) Germany through Unitymedia, (iv) Belgium through Telenet and (v) seven other European countries through UPC Holding. The operations of Virgin Media, Ziggo Group Holding, Unitymedia, Telenet and UPC Holding are collectively referred to herein as the “European Operations Division.” In addition, we provide consumer and B2B services in (a) 18 countries, predominantly in Latin America or the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B services in certain other countries in Latin America and the Caribbean and (2) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

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

We have completed a number of transactions that impact the comparability of our 2016 and 2015 results of operations, including the CWC Acquisition on May 16, 2016, the BASE Acquisition on February 11, 2016 and the Choice Acquisition on June 3, 2015. For further information regarding our acquisitions and the pending formation of the Dutch JV, see note 3 to our condensed consolidated financial statements.

Through our subsidiaries and affiliates, we are the largest international broadband communications operator in terms of customers. At September 30, 2016, we owned and operated networks that passed 56,246,700 homes and served 59,576,100 revenue generating units (RGUs), consisting of 24,210,700 video subscribers, 19,319,800 broadband internet subscribers and 16,045,600 fixed-line telephony subscribers. In addition, at September 30, 2016, we served 10,421,400 mobile subscribers.

Including the effect of acquisitions, we added a total of 293,700 and 2,617,200 RGUs during the three and nine months ended September 30, 2016, respectively. Excluding the effect of acquisitions (RGUs added on the acquisition date), but including post-acquisition date changes in RGUs, we added 283,700 and 716,600 RGUs on an organic basis during the three and nine months ended September 30, 2016, respectively, as compared to 321,300 and 532,700 RGUs added on an organic basis during the corresponding prior-year periods. The organic RGU growth during the three and nine months ended September 30, 2016 is primarily attributable to the net effect of (i) increases of 207,500 and 576,700 broadband internet RGUs, respectively, (ii) decreases of 104,400 and 382,000 basic video RGUs, respectively, (iii) increases of 110,100 and 374,600 fixed-line telephony RGUs, respectively, and (iv) increases of 63,200 and 142,300 enhanced video RGUs, respectively.

Including the effect of acquisitions, we added 44,700 and 5,837,900 mobile subscribers during the three and nine months ended September 30, 2016, respectively. Excluding the effect of acquisitions, we added 44,700 and 138,800 mobile subscribers on an organic basis during the three and nine months ended September 30, 2016, respectively, as compared to 69,800 and 216,200 added on an organic basis during the corresponding prior-year periods. The organic growth during the three and nine months ended September 30, 2016 includes (i) increases in postpaid mobile subscribers of 140,200 and 359,100, respectively, and (ii) decreases in prepaid mobile subscribers of 95,500 and 220,300, respectively.

We are experiencing significant competition from incumbent telecommunications operators (particularly in the Netherlands and, to a lesser extent, Switzerland, where the incumbent telecommunications operators are overbuilding our networks with fiber-to-the-home, -cabinet, -building or -node and advanced digital subscriber line technologies), DTH operators and/or other providers in all of our markets. In the Bahamas, where CWC has been the only provider of mobile services, competition will increase significantly once commercial mobile services are launched by a competitor, which is expected to occur before the end of 2016. In addition, in certain of CWC's markets, CWC is experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. In certain of our markets, this significant competition, together with the maturation of these markets, has contributed to organic declines in revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), the more notable of which include:

(i)	organic declines in (a) cable subscription in the Netherlands and Switzerland and (b) overall revenue in the Netherlands during the third quarter of 2016, as compared to the third quarter of 2015;

(ii)
organic declines during the third quarter of 2016 in (a) video RGUs in the majority of our markets, (b) fixed-line telephony RGUs in Chile, the Netherlands and Switzerland and (c) total RGUs in Switzerland and the Netherlands; and

(iii)	organic declines in overall cable ARPU in many of our markets during the third quarter of 2016, as compared to the third quarter of 2015.

In addition, due to competitive and macroeconomic factors, CWC has experienced organic revenue declines in many of its markets, including Barbados, the Bahamas, Panama and Trinidad and Tobago during the third quarter of 2016, as compared to the corresponding period in 2015. We acquired CWC on May 16, 2016.

On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” Although the vote is non-binding, the British government has announced it will formally notify the E.U. in March 2017 of its intention to leave the E.U. The U.K. High Court ruled on November 3, 2016 that the U.K. parliament must vote on whether the U.K. can start the process of leaving the E.U. The British government has appealed the ruling, which may take several months. The outcome of the appeal is relevant for the timing and terms under which the parties will commence negotiations to determine the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, people and capital between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations (including the U.S.) as the U.K. pursues independent trade relations. The initial impact of the announcement of Brexit caused significant volatility in global stock markets, including in the prices of our shares. In addition, the U.S. dollar has significantly strengthened against the British pound sterling during the period following Brexit. The effects of Brexit could adversely affect our business, results of operations and financial condition.

We are facing a challenging economic environment in Puerto Rico due in part to the government’s liquidity issues. In this regard, the Puerto Rico government has failed to make significant portions of its scheduled debt payments during 2016. Although the Puerto Rico government has implemented tax increases and other measures to improve its solvency and the U.S. has implemented legislation designed to help manage Puerto Rico’s debt crisis, it remains possible, if not likely, that Puerto Rico will be required to restructure its debt obligations. If the fiscal and economic conditions in Puerto Rico were to worsen, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

In early October 2016, our fixed-line and mobile networks in the Bahamas suffered extensive damage as a result of Hurricane Matthew.  Although many of our customers experienced significant outages as a result of Hurricane Matthew, service to most of our fixed-line and mobile subscribers has now been restored. As a result of the damage caused by Hurricane Mathew, we expect that our revenue and Adjusted OIBDA in the Bahamas will be adversely impacted for a number of months and that we will be required to make significant property and equipment additions in order to fully repair the damage to our fixed-line and mobile networks.  Although we are continuing to gather information regarding the condition of our networks and the time frames that customers will not be connected to our networks, our preliminary estimate is that the adverse impact of Hurricane Matthew on our revenue and Adjusted OIBDA in the Bahamas during the fourth quarter of 2016 will range from $8 million to $10 million and $8 million to $12 million, respectively. In addition, we expect that the total property and equipment additions required to repair our networks in the Bahamas will ultimately range from $35 million to $45 million, with $9 million to $12 million of these additions expected to occur during the fourth quarter of 2016. In 2017, we expect the adverse impacts on our revenue and

Adjusted OIBDA from Hurricane Matthew to progressively decline.  Although we have property and business interruption insurance that we expect will cover a significant portion of our Hurricane Matthew losses, no assurance can be given as to the amount and timing of the insurance proceeds that we will ultimately recover.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2016 and 2015 is affected by acquisitions. In the following discussion, we quantify the estimated impact of acquisitions on our operating results. The acquisition impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the acquisition impact on an acquired entity’s operating results during the first three to six months following the acquisition date, as adjusted to remove integration costs and any other material nonrecurring or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the estimated acquisition impact and the actual results and (ii) the calculation of our organic growth percentages includes the organic growth of an acquired entity relative to our estimate of the acquisition impact of such entity.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating subsidiaries, except for Puerto Rico, CWC and certain of CWC’s subsidiaries, have functional currencies other than the U.S. dollar. Our primary exposure to foreign currency translation effects (FX) risk during the three months ended September 30, 2016 was to the euro and British pound sterling as 43.3% and 28.3% of our U.S. dollar revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe, as well as the Chilean peso. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA, as further discussed in note 14 to our condensed consolidated financial statements, as well as an analysis of Adjusted OIBDA by reportable segment for the three and nine months ended September 30, 2016 and 2015. These tables present (i) the amounts reported by each of our reportable segments for the current and comparative periods, (ii) the U.S. dollar change and percentage change from period to period and (iii) the organic percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions and dispositions). The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our reportable segments for the three and nine months ended September 30, 2016 and 2015 at the end of this section.

The revenue of our reportable segments includes revenue earned from (i) subscribers to our broadband communication and other fixed-line and DTH services (collectively referred to herein as “cable subscription revenue”) and our mobile services and (ii) B2B services, interconnect fees, mobile handset sales, channel carriage fees, installation fees, late fees and advertising revenue. Consistent with the presentation of our revenue categories in note 14 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

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

Revenue of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$1,581.4	$1,783.3	$(201.9)	(11.3)	3.0
The Netherlands	681.8	681.4	0.4	0.1	(0.3)
Germany	639.4	603.5	35.9	5.9	5.6
Belgium (a)	693.4	512.5	180.9	35.3	2.2
Switzerland/Austria	439.3	437.9	1.4	0.3	1.1
Total Western Europe	4,035.3	4,018.6	16.7	0.4	2.5
Central and Eastern Europe	274.5	266.2	8.3	3.1	3.8
Central and other	(1.9)	0.1	(2.0)	N.M.	N.M.
Total European Operations Division	4,307.9	4,284.9	23.0	0.5	2.6
Corporate and other	18.0	8.3	9.7	116.9	142.6
Intersegment eliminations	(12.8)	(4.6)	(8.2)	N.M.	N.M.
Total Liberty Global Group	4,313.1	4,288.6	24.5	0.6	2.6
LiLAC Group:
LiLAC Division:
CWC (b)	568.5	—	568.5	N.M.	N.M.
Chile	221.3	204.3	17.0	8.3	6.0
Puerto Rico (c)	104.8	104.5	0.3	0.3	0.3
Total LiLAC Division	894.6	308.8	585.8	189.7	1.4
Intersegment eliminations	(0.5)	—	(0.5)	N.M.	N.M.
Total LiLAC Group	894.1	308.8	585.3	189.5	1.4
Total	$5,207.2	$4,597.4	$609.8	13.3	2.4

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$4,985.6	$5,254.3	$(268.7)	(5.1)	3.3
The Netherlands	2,030.4	2,072.7	(42.3)	(2.0)	(2.1)
Germany	1,900.0	1,792.4	107.6	6.0	5.9
Belgium (a)	2,010.9	1,515.5	495.4	32.7	3.8
Switzerland/Austria	1,319.7	1,326.0	(6.3)	(0.5)	1.7
Total Western Europe	12,246.6	11,960.9	285.7	2.4	2.7
Central and Eastern Europe	814.6	801.6	13.0	1.6	3.2
Central and other	(5.2)	(3.7)	(1.5)	N.M.	N.M.
Total European Operations Division	13,056.0	12,758.8	297.2	2.3	2.7
Corporate and other	47.8	33.9	13.9	41.0	117.7
Intersegment eliminations	(35.4)	(19.9)	(15.5)	N.M.	N.M.
Total Liberty Global Group	13,068.4	12,772.8	295.6	2.3	2.8
LiLAC Group:
LiLAC Division:
CWC (b)	854.1	—	854.1	N.M.	N.M.
Chile	631.9	633.9	(2.0)	(0.3)	6.0
Puerto Rico (c)	315.6	274.1	41.5	15.1	1.3
Total LiLAC Division	1,801.6	908.0	893.6	98.4	2.3
Intersegment eliminations	(0.7)	—	(0.7)	N.M.	N.M.
Total LiLAC Group	1,800.9	908.0	892.9	98.3	2.3
Total	$14,869.3	$13,680.8	$1,188.5	8.7	2.7
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition revenue of CWC, which was acquired on May 16, 2016.

(c)	The amount presented for the 2015 nine-month period excludes the pre-acquisition revenue of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

General. While not specifically discussed in the below explanations of the changes in the revenue of our reportable segments, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU. For a description of the more notable recent impacts of this competition on our broadband communications markets, see Overview above.

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

U.K./Ireland. The decreases in U.K./Ireland’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $54.5 million or 3.0% and $175.2 million or 3.3%, respectively, (ii) the impact of an acquisition, (iii) the impact of disposals and (iv) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$31.4	$—	$31.4	$81.0	$—	$81.0
ARPU (b)	22.5	—	22.5	42.5	—	42.5
Total increase in cable subscription revenue	53.9	—	53.9	123.5	—	123.5
Decrease in mobile subscription revenue (c)	(18.8)	—	(18.8)	(51.3)	—	(51.3)
Total increase in subscription revenue	35.1	—	35.1	72.2	—	72.2
Increase in B2B revenue (d)	—	8.4	8.4	—	32.1	32.1
Increase in other revenue (e)	—	11.0	11.0	—	70.9	70.9
Total organic increase	35.1	19.4	54.5	72.2	103.0	175.2
Impact of an acquisition	—	12.1	12.1	—	36.5	36.5
Impact of disposals (f)	(3.5)	(0.7)	(4.2)	(8.6)	(5.8)	(14.4)
Impact of FX	(208.7)	(55.6)	(264.3)	(368.3)	(97.7)	(466.0)
Total	$(177.1)	$(24.8)	$(201.9)	$(304.7)	$36.0	$(268.7)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average numbers of broadband internet and fixed-line telephony RGUs in the U.K. and (ii) declines in the average number of enhanced video RGUs and, to a much lesser extent, the average numbers of basic video RGUs in Ireland. In addition, the increases in each period include a slight decrease for the three-month comparison and a slight increase for the nine-month comparison in the average number of fixed-line telephony RGUs in Ireland.

(b)
The increases in cable subscription revenue related to changes in ARPU are primarily attributable to the net effect of (i) net increases primarily due to (a) higher ARPU from broadband internet services, (b) lower ARPU from fixed-line telephony services in the U.K., (c) lower ARPU resulting from the impact of a change in the regulations governing payment handling fees that Virgin Media charges to its customers in the U.K., which reduced revenue by $9.1 million and $18.6 million, respectively, and (d) higher ARPU from video services, as increases in the U.K. were only partially offset by decreases in Ireland and (ii) adverse changes in RGU mix.

(c)
The decreases in mobile subscription revenue relate to the net effect of (i) lower ARPU in the U.K., including declines of $28.0 million and $74.8 million, respectively, in postpaid mobile services revenue due to the continued growth of the U.K. Split-contract Program, (ii) increases in the average number of postpaid mobile subscribers and (iii) declines in the average number of prepaid mobile subscribers in the U.K.

(d)
The increases in B2B revenue are primarily due to the net effect of (i) increases in data revenue, primarily attributable to (a) higher volumes and (b) increases of $2.8 million and $11.6 million, respectively, in the U.K.’s amortization of deferred upfront fees on B2B contracts, (ii) lower voice revenue in the U.K., primarily attributable to declines in usage, and (iii) for the nine-month comparison, an increase in low-margin equipment sales in the U.K.

(e)
The increases in other revenue are largely due to the net effect of (i) increases in mobile handset sales in the U.K., primarily attributable to increases of $8.2 million and $65.7 million, respectively, associated with the U.K. Split-contract Program, (ii) decreases in interconnect revenue in the U.K. of $4.4 million and $12.7 million, respectively, primarily due to (a) declines in mobile short message service (or SMS) termination volumes and (b) lower fixed-line telephony termination volumes, (iii) increases in installation revenue in the U.K. and (iv) increases in broadcasting revenue in Ireland. The increases in revenue from the Split-contract Program are due to the net effect of (1) increased volume associated with the continued growth of the program and (2) lower average revenue per handset sold.

(f)
Represents the estimated impact of (i) the multi-channel multi-point (microwave) distribution system subscribers in Ireland that have disconnected since we announced the switch-off of this service effective April 2016 and (ii) the non-cable subscribers in the U.K. that we sold in the fourth quarter of 2014 (the U.K. Non-Cable Disposal). The non-cable subscribers were migrated to a third party during the first nine months of 2015.

As discussed above, Virgin Media has reduced certain fees it charges to customers in the U.K. as a result of a change in the regulations governing these fees, with the largest reduction effective April 1, 2016. We estimate that these reduced charges will result in a £6 million ($8 million) reduction of the U.K.’s cable subscription revenue and operating income for the last three months of 2016 when compared to the corresponding prior-year period.

The Netherlands. The increase (decrease) in the Netherlands’ revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, includes (i) organic decreases of $2.0 million or 0.3% and $43.9 million or 2.1%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(8.5)	$—	$(8.5)	$(31.6)	$—	$(31.6)
ARPU (b)	2.2	—	2.2	(17.0)	—	(17.0)
Total decrease in cable subscription revenue	(6.3)	—	(6.3)	(48.6)	—	(48.6)
Increase in mobile subscription revenue (c)	1.3	—	1.3	3.8	—	3.8
Total decrease in subscription revenue	(5.0)	—	(5.0)	(44.8)	—	(44.8)
Increase in B2B revenue (d)	—	1.8	1.8	—	1.2	1.2
Increase (decrease) in other revenue (e)	—	1.2	1.2	—	(0.3)	(0.3)
Total organic increase (decrease)	(5.0)	3.0	(2.0)	(44.8)	0.9	(43.9)
Impact of FX	2.2	0.2	2.4	1.6	—	1.6
Total	$(2.8)	$3.2	$0.4	$(43.2)	$0.9	$(42.3)
_______________

(a)
The decreases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to declines in the average numbers of basic video, enhanced video and fixed-line telephony RGUs that were only partially offset by increases in the average number of broadband internet RGUs.

(b)
The changes in cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) a net increase for the three-month comparison and a net decrease for the nine-month comparison due to (a) higher ARPU from video services and (b) lower ARPU from broadband internet and fixed-line telephony services and (ii) improvements in RGU mix.

(c)	The increases in mobile subscription revenue are due to the net effect of (i) increases in the average number of mobile subscribers and (ii) lower ARPU.

(d)	The increases in B2B revenue are primarily due to the net effect of (i) higher revenue from data services and (ii) lower revenue from voice services.

(e)
The decrease in other revenue for the nine-month comparison includes the net effect of (i) an increase due to the favorable impact of $3.3 million of nonrecurring revenue recorded during the first quarter of 2016 following the settlement of prior period amounts, (ii) a decrease in revenue of $1.6 million resulting from the termination of a partner network agreement in the Netherlands shortly after the November 2014 acquisition of Ziggo and (iii) a net decrease resulting from individually insignificant changes in other non-subscription revenue categories.

Germany. The increases in Germany’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $33.6 million or 5.6% and $105.7 million or 5.9%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue (a)	Non-subscription revenue (b)	Total	Subscription revenue (a)	Non-subscription revenue (b)	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (c)	$14.8	$—	$14.8	$43.8	$—	$43.8
ARPU (d)	19.3	—	19.3	62.3	—	62.3
Total increase in cable subscription revenue	34.1	—	34.1	106.1	—	106.1
Increase (decrease) in mobile subscription revenue	(0.2)	—	(0.2)	1.6	—	1.6
Total increase in subscription revenue	33.9	—	33.9	107.7	—	107.7
Increase in B2B revenue	—	0.2	0.2	—	1.2	1.2
Decrease in other revenue (e)	—	(0.5)	(0.5)	—	(3.2)	(3.2)
Total organic increase (decrease)	33.9	(0.3)	33.6	107.7	(2.0)	105.7
Impact of FX	1.7	0.6	2.3	1.7	0.2	1.9
Total	$35.6	$0.3	$35.9	$109.4	$(1.8)	$107.6
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of September 30, 2016, bulk agreements covering approximately 35% of the video subscribers that Germany serves expire by the end of 2017 or are terminable on 30-days notice. During the three months ended September 30, 2016, Germany’s 20 largest bulk agreement accounts generated approximately 8% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
Other revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2016 through 2018. The aggregate amount of revenue related to these channel carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended September 30, 2016. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. Also, our ability to increase the aggregate channel carriage fees that Germany receives for each channel is limited through the end of 2016 by certain commitments we made to regulators in connection with the acquisition of Unitymedia BW GmbH. In June 2017, we plan to discontinue our analog video service. We estimate that the discontinuance of this service will reduce Germany’s channel carriage revenue and operating income by approximately €30 million ($34 million) annually.

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

(e)
The decreases in other revenue are due to the net effect of (i) increases in installation revenue, (ii) for the nine-month comparison, a decrease due to legislative developments that have reduced the fees we can charge our late-paying customers and (iii) net decreases resulting from individually insignificant changes in other non-subscription categories.

Belgium. The increases in Belgium’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $14.9 million or 2.2% and $73.3 million or 3.8%, respectively, (ii) the impact of the BASE Acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.1	$—	$5.1	$16.7	$—	$16.7
ARPU (b)	10.7	—	10.7	32.4	—	32.4
Total increase in cable subscription revenue	15.8	—	15.8	49.1	—	49.1
Increase in mobile subscription revenue (c)	4.0	—	4.0	10.0	—	10.0
Total increase in subscription revenue	19.8	—	19.8	59.1	—	59.1
Increase in B2B revenue (d)	—	—	—	—	4.8	4.8
Increase (decrease) in other revenue (e)	—	(4.9)	(4.9)	—	9.4	9.4
Total organic increase (decrease)	19.8	(4.9)	14.9	59.1	14.2	73.3
Impact of the BASE Acquisition	98.4	65.1	163.5	251.7	166.7	418.4
Impact of FX	1.7	0.8	2.5	2.7	1.0	3.7
Total	$119.9	$61.0	$180.9	$313.5	$181.9	$495.4
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

(c)
The increases in mobile subscription revenue are due to the net effect of (i) increases in the average number of mobile subscribers and (ii) lower ARPU due to (a) declines of $3.3 million and $8.7 million, respectively, in mobile services revenue due to the June 2015 introduction of a Split-contract Program and (b) declines in usage.

(d)
The changes in B2B revenue are largely due to the net impact of (i) higher revenue from information technology security services and related equipment sales, (ii) lower revenue from mobile services and (iii) higher revenue from data services.

(e)
The changes in other revenue are primarily due to (i) a decrease of $4.3 million for the three-month comparison and an increase of $4.8 million for the nine-month comparison in mobile handset sales, (ii) increases in tablet sales of $0.2 million and $3.9 million, respectively, and (iii) decreases in mobile interconnect revenue due to the net effect of (a) lower SMS usage and (b) growth in mobile call volumes. The changes in Belgium’s mobile handset sales, which typically generate relatively low or negative margins, include the net impact of (1) a decrease of $3.7 million for the three-month comparison and an increase of $9.4 million for the nine-month comparison in non-subsidized handset sales, including a decrease of $2.6 million in the three-month comparison and an increase of $3.5 million in the nine-month comparison associated with the June 2015 introduction of a Split-contract Program, and (2) for the nine-month comparison, a decrease of $3.1 million in subsidized handset sales.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 13 to our condensed consolidated financial statements.

Switzerland/Austria. The changes in Switzerland/Austria’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $4.9 million or 1.1% and $22.3 million or 1.7%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$(3.7)	$—	$(3.7)	$(5.9)	$—	$(5.9)
ARPU (b)	4.6	—	4.6	7.6	—	7.6
Total increase in cable subscription revenue	0.9	—	0.9	1.7	—	1.7
Increase in mobile subscription revenue (c)	5.0	—	5.0	12.4	—	12.4
Total increase in subscription revenue	5.9	—	5.9	14.1	—	14.1
Increase in B2B revenue	—	0.4	0.4	—	2.2	2.2
Increase (decrease) in other revenue (d)	—	(1.4)	(1.4)	—	6.0	6.0
Total organic increase (decrease)	5.9	(1.0)	4.9	14.1	8.2	22.3
Impact of FX	(3.6)	0.1	(3.5)	(24.3)	(4.3)	(28.6)
Total	$2.3	$(0.9)	$1.4	$(10.2)	$3.9	$(6.3)
_______________

(a)
The decreases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to declines in the average numbers of (i) basic video RGUs, (ii) enhanced video RGUs in Switzerland and (iii) for the three month-comparison, broadband internet RGUs in Switzerland, that were mostly offset by increases in the average numbers of (a) fixed-line telephony RGUs and (b) broadband internet RGUs in Austria and, for the nine-month comparison, Switzerland.

(b)
The increases in cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from video services, (b) lower ARPU from fixed-line telephony services and (c) higher ARPU from broadband internet services and (ii) slight improvements in RGU mix, as favorable changes in Switzerland were mostly offset by adverse changes in Austria.

(c)	The increases in mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(d)
The changes in other revenue are primarily due to the net effect of (i) increases of $1.3 million and $7.6 million, respectively, in mobile handset sales in Switzerland, which typically generate relatively low margins, including increases of $0.8 million and $2.9 million, respectively, associated with the September 2015 introduction of a Split-contract Program, and (ii) decreases in installation revenue in Switzerland.

Central and Eastern Europe. The increases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $10.1 million or 3.8% and $25.4 million or 3.2%, respectively, (ii) the impact of an acquisition and (iii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$13.3	$—	$13.3	$38.4	$—	$38.4
ARPU (b)	(6.5)	—	(6.5)	(19.5)	—	(19.5)
Total increase in cable subscription revenue	6.8	—	6.8	18.9	—	18.9
Increase in mobile subscription revenue	1.1	—	1.1	3.0	—	3.0
Total increase in subscription revenue	7.9	—	7.9	21.9	—	21.9
Increase (decrease) in B2B revenue	—	(0.2)	(0.2)	—	0.2	0.2
Increase in other revenue	—	2.4	2.4	—	3.3	3.3
Total organic increase	7.9	2.2	10.1	21.9	3.5	25.4
Impact of an acquisition	0.8	0.1	0.9	2.4	0.2	2.6
Impact of FX	(2.6)	(0.1)	(2.7)	(14.1)	(0.9)	(15.0)
Total	$6.1	$2.2	$8.3	$10.2	$2.8	$13.0
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average numbers of fixed-line telephony, broadband internet and enhanced video RGUs in Romania, Hungary and Poland, (ii) declines in the average numbers of basic video RGUs in Hungary, Poland, Romania and Slovakia, (iii) increases in the average number of DTH RGUs, (iv) increases in the average numbers of basic video and broadband internet RGUs in the Czech Republic, (v) declines in the average numbers of fixed-line telephony and enhanced video RGUs in the Czech Republic and (vi) increases in the average numbers of fixed-line telephony, broadband internet and, for the nine-month comparison, enhanced video RGUs in Slovakia.

(b)
The decreases in cable subscription revenue related to changes in ARPU are attributable to (i) net decreases due to (a) lower ARPU from fixed-line telephony and broadband internet services and (b) higher ARPU from video services, primarily in Poland, and (ii) to a much lesser extent, adverse changes in RGU mix, as adverse changes in Romania were mostly offset by improvements in Hungary.

CWC. The increases in CWC’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, are entirely attributable to the May 16, 2016 CWC Acquisition. Accordingly, we do not separately discuss the changes in the revenue for the CWC segment. As further discussed under Overview above, CWC is experiencing significant competition in all of its markets.

Effective April 1, 2016, CWC began recognizing revenue on a cash, rather than accrual, basis with respect to two of its more significant B2B customers due primarily to unfavorable collection experience and unfavorable macroeconomic factors. The aggregate amount billed, but not recognized, with respect to these customers during the three months ended September 30, 2016 was $4.2 million.

Chile. The changes in Chile’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $12.2 million or 6.0% and $38.0 million or 6.0%, respectively, and (ii) the impact of FX, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$4.8	$—	$4.8	$15.8	$—	$15.8
ARPU (b)	7.0	—	7.0	17.4	—	17.4
Total increase in cable subscription revenue	11.8	—	11.8	33.2	—	33.2
Increase in mobile subscription revenue (c)	1.4	—	1.4	4.7	—	4.7
Total increase in subscription revenue	13.2	—	13.2	37.9	—	37.9
Increase (decrease) in other revenue (d)	—	(1.0)	(1.0)	—	0.1	0.1
Total organic increase (decrease)	13.2	(1.0)	12.2	37.9	0.1	38.0
Impact of FX	4.8	—	4.8	(37.7)	(2.3)	(40.0)
Total	$18.0	$(1.0)	$17.0	$0.2	$(2.2)	$(2.0)
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are attributable to increases in the average numbers of broadband internet and enhanced video RGUs that were only partially offset by declines in the average numbers of fixed-line telephony and basic video RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from video and broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) improvements in RGU mix. In addition, the increase in Chile’s cable subscription revenue for the nine-month comparison includes adjustments to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014, including (1) a decrease in revenue of $4.2 million due to the impact of unfavorable adjustments recorded during the first and second quarters of 2016 and (2) an increase in revenue due to the impact of a $2.2 million unfavorable adjustment recorded during the first quarter of 2015.

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

(d)
The changes in other revenue include (i) increases of $1.6 million and $2.7 million, respectively, in interconnect revenue due to the impacts of unfavorable adjustments recorded during the first and third quarters of 2015 to reflect the retroactive application of a tariff reduction to June 2012 and (ii) decreases in advertising revenue.

Puerto Rico. The increases in Puerto Rico’s revenue during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, include (i) organic increases of $0.3 million or 0.3% and $3.9 million or 1.3%, respectively, and (ii) the impact of the Choice Acquisition, as set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$2.4	$—	$2.4	$2.5	$—	$2.5
ARPU (b)	(3.2)	—	(3.2)	(2.8)	—	(2.8)
Total decrease in cable subscription revenue	(0.8)	—	(0.8)	(0.3)	—	(0.3)
Increase in B2B revenue (c)	—	1.5	1.5	—	5.2	5.2
Decrease in other revenue	—	(0.4)	(0.4)	—	(1.0)	(1.0)
Total organic increase (decrease)	(0.8)	1.1	0.3	(0.3)	4.2	3.9
Impact of the Choice Acquisition	—	—	—	33.7	3.9	37.6
Total	$(0.8)	$1.1	$0.3	$33.4	$8.1	$41.5
_______________

(a)
The increases in cable subscription revenue related to changes in the average numbers of RGUs are primarily attributable to the net effect of (i) increases in the average number of fixed-line telephony RGUs, (ii) declines in the average number of enhanced video RGUs and (iii) increases in the average number of broadband internet RGUs.

(b)
The decreases in cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) adverse changes in RGU mix and (ii) a net increase for the nine-month comparison and a net decrease for the three-month comparison due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services.

(c)	The increases in B2B revenue are largely due to higher revenue from broadband internet services.

Operating Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$676.2	$783.8	$(107.6)	(13.7)	(0.6)
The Netherlands	218.8	200.2	18.6	9.3	8.8
Germany	130.0	133.0	(3.0)	(2.3)	(2.6)
Belgium (a)	274.1	189.4	84.7	44.7	(1.9)
Switzerland/Austria	114.3	119.7	(5.4)	(4.5)	(3.7)
Total Western Europe	1,413.4	1,426.1	(12.7)	(0.9)	—
Central and Eastern Europe	113.8	107.2	6.6	6.2	6.8
Central and other	29.9	27.2	2.7	9.9	8.6
Total European Operations Division	1,557.1	1,560.5	(3.4)	(0.2)	0.6
Corporate and other	16.0	10.0	6.0	60.0	71.4
Intersegment eliminations	(12.6)	(4.6)	(8.0)	N.M.	N.M.
Total Liberty Global Group	1,560.5	1,565.9	(5.4)	(0.3)	0.5
LiLAC Group:
LiLAC Division:
CWC (b)	222.4	—	222.4	N.M.	N.M.
Chile	94.4	87.9	6.5	7.4	5.0
Puerto Rico (c)	42.4	45.3	(2.9)	(6.4)	(6.4)
Total LiLAC Division (d)	359.2	133.2	226.0	169.7	0.4
Intersegment eliminations	(0.6)	—	(0.6)	N.M.	N.M.
Total LiLAC Group	358.6	133.2	225.4	169.2	0.3
Total operating expenses excluding share-based compensation expense	1,919.1	1,699.1	220.0	12.9	0.4
Share-based compensation expense	1.2	1.1	0.1	9.1
Total	$1,920.3	$1,700.2	$220.1	12.9

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$2,151.6	$2,253.5	$(101.9)	(4.5)	3.3
The Netherlands	652.0	645.7	6.3	1.0	0.9
Germany	421.2	407.6	13.6	3.3	3.3
Belgium (a)	813.7	571.7	242.0	42.3	1.6
Switzerland/Austria	359.5	374.1	(14.6)	(3.9)	(1.9)
Total Western Europe	4,398.0	4,252.6	145.4	3.4	2.2
Central and Eastern Europe	339.7	324.7	15.0	4.6	6.1
Central and other	90.6	74.9	15.7	21.0	20.3
Total European Operations Division	4,828.3	4,652.2	176.1	3.8	2.7
Corporate and other	45.7	37.5	8.2	21.9	52.1
Intersegment eliminations	(35.1)	(20.4)	(14.7)	N.M.	N.M.
Total Liberty Global Group	4,838.9	4,669.3	169.6	3.6	2.7
LiLAC Group:
LiLAC Division:
CWC (b)	330.3	—	330.3	N.M.	1.0
Chile	272.5	271.3	1.2	0.4	7.1
Puerto Rico (c)	130.7	120.6	10.1	8.4	(4.8)
Total LiLAC Division	733.5	391.9	341.6	87.2	2.2
Intersegment eliminations	(0.8)	—	(0.8)	N.M.	N.M.
Total LiLAC Group	732.7	391.9	340.8	87.0	2.1
Total operating expenses excluding share-based compensation expense	5,571.6	5,061.2	510.4	10.1	2.7
Share-based compensation expense	3.3	3.2	0.1	3.1
Total	$5,574.9	$5,064.4	$510.5	10.1
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition operating expenses of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition operating expenses of CWC, which was acquired on May 16, 2016.

(c)	The amount presented for the 2015 nine-month period excludes the pre-acquisition operating expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s operating expenses (exclusive of share-based compensation expense) increased (decreased) ($3.4 million) or (0.2%) and $176.1 million or 3.8% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These changes include (i) increases of $100.6 million and $261.9 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions and (ii) decreases of $0.5 million and $8.2 million, respectively, attributable to the U.K. Non-Cable Disposal and another less significant disposition. Excluding the effects of acquisitions, dispositions and FX, the European Operations Division’s operating expenses increased $9.6 million or 0.6% and $134.8 million or 2.7%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $56.5 million or 10.7% and $178.6 million or 11.5%, respectively, primarily due to increases in U.K./Ireland and, to a lesser extent, the Netherlands, Belgium and Germany. These increases are primarily attributable to higher costs for certain premium and/or basic content, including increases of (i) $8.7 million and $55.2 million, respectively, associated with a sports programming contract entered into in August 2015 in U.K./Ireland and (ii) $4.8 million and $14.4 million, respectively, associated with a new Europe-wide programming contract that was entered into in June 2016 with retroactive impact to January 1, 2016. In addition, growth in the number of enhanced video subscribers contributed to the increases in Germany and Belgium;

•
Decreases in mobile access and interconnect costs of $10.0 million or 3.7% and $38.1 million or 4.6%, respectively, primarily due to the net effect of (i) declines resulting from lower rates, primarily in U.K./Ireland, (ii) lower fixed-line telephony call volumes in U.K./Ireland and, to a lesser extent, the Netherlands, (iii) higher mobile usage in the Netherlands, Switzerland/Austria, Belgium and, for the nine-month comparison, U.K./Ireland, (iv) for the nine-month comparison, a $6.6 million decrease in Belgium due to the release of an accrual during the second quarter of 2016 as a result of the settlement of an operational contingency and (v) a $3.9 million increase during each period in Switzerland/Austria as a result of the favorable settlement of an operational contingency during the third quarter of 2015;

•
Decreases in personnel costs of $3.9 million or 1.8% and $21.9 million or 3.1%, respectively, due primarily to the net effect of (i) decreased staffing levels in U.K./Ireland, Switzerland/Austria and the Netherlands that were only partially offset by increases in Belgium, (ii) annual wage increases and (iii) decreased costs in U.K./Ireland resulting from higher proportions of capitalized labor costs associated with the network extension project in the U.K.;

•
Increases in network-related expenses of $1.3 million or 0.7% and $13.5 million or 2.5%, respectively. The increase for the three-month comparison is due primarily to the net effect of (i) an increase in network maintenance costs, primarily in Belgium and, to a lesser extent, U.K./Ireland, (ii) a net decrease of $4.4 million in Germany associated with certain reassessments of an accrual during the third quarters of 2016 and 2015, (iii) a net decrease of $4.2 million resulting from a favorable adjustment associated with the reassessment of operational contingencies in U.K./Ireland that we recorded during the third quarter of 2015 and (iv) lower outsourced labor costs associated with customer-facing activities in Germany. The increase for the nine-month comparison is primarily due to the net effect of (a) an $18.1 million increase resulting from nonrecurring adjustments recorded during the first and second quarters of 2015 to reflect lower local authority charges for certain elements of network infrastructure in the U.K., (b) lower outsourced labor costs associated with customer-facing activities in U.K./Ireland, Germany, Switzerland/Austria and the Netherlands, (c) higher network maintenance costs, as increases in Belgium and Hungary were only partially offset by a decrease in Switzerland/Austria, (d) a $6.2 million decrease in U.K./Ireland associated with the favorable settlement of an operational contingency during the first quarter of 2016, (e) a net decrease of $4.0 million in Germany associated with the aforementioned accrual reassessments and (f) a decrease of $2.5 million as a result of costs incurred during the first half of 2015 associated with network harmonization activities following the acquisition of Ziggo. For information regarding the potential for increased charges for network infrastructure in the U.K. effective April 1, 2017, see note 13 to our condensed consolidated financial statements;

•
Decreases in bad debt and collection expenses of $4.8 million or 13.5% and $7.2 million or 7.2%, respectively. The decrease for the three-month comparison is primarily related to activity in U.K./Ireland and Belgium, while the decrease for the nine-month comparison mainly includes declines in the Netherlands, Belgium, Switzerland/Austria and Hungary that were only partially offset by an increase in Poland;

•
An increase (decrease) in mobile handset costs of ($15.8 million) and $5.9 million, respectively. The lower costs for the three-month comparison are primarily due to (i) lower average cost per handset sold in U.K./Ireland and (ii) lower mobile handset sales volume, as a decrease in the number of handsets sold in Belgium was only partially offset by an increase in U.K./Ireland. The higher mobile handset costs for the nine-month comparison are primarily due to the net effect of (a) higher mobile handset sales volume in U.K./Ireland and, to a lesser extent, Switzerland/Austria that were only partially offset by lower handset sales in Belgium and (b) lower average cost per handset sold in U.K./Ireland. The lower number of handsets sold in Belgium is primarily attributable to a reduction in subsidized handset promotions;

•
Increases in outsourced labor and professional fees of $2.7 million or 3.2% and $4.5 million or 1.7%, respectively. The increase for the three-month comparison is primarily due to the net effect of (i) higher call center costs in U.K./Ireland and the Netherlands and (ii) a decrease in consulting costs, as lower consulting costs in Belgium were only partially offset by an increase in U.K./Ireland. The increase for the nine-month comparison is primarily due to (a) higher call center costs in U.K./Ireland that were only partially offset by lower costs in the Netherlands and (b) higher consulting costs, as an increase in consulting costs in the European Operations Division’s central operations was only partially offset by decreases in U.K./Ireland, Belgium and Switzerland/Austria. The lower call center costs in the Netherlands for the nine-month comparison includes a net decrease of $12.5 million associated with the net impact of third-party costs recorded in 2015 and 2016 related to network and product harmonization activities and certain other third-party customer care costs following the acquisition of Ziggo; and

•	A net decrease for the three-month comparison resulting from individually insignificant changes in other operating expense categories.

LiLAC Division. The LiLAC Division’s operating expenses (exclusive of share-based compensation expense) increased $226.0 million or 169.7% and $341.6 million or 87.2% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $222.4 million and $343.6 million, respectively, attributable to the impact of the CWC Acquisition and the Choice Acquisition. Excluding the effects of these acquisitions and FX, the LiLAC Division’s operating expenses increased $1.5 million or 0.4% and $15.9 million or 2.2%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $1.3 million or 2.1% and $11.3 million or 6.1%, respectively, primarily associated with (i) growth in the number of enhanced video subscribers in Chile, (ii) increases arising from foreign currency exchange rate fluctuations, after giving effect to the application of hedge accounting for certain derivative instruments that are used to mitigate a portion of our foreign currency exchange rate risk with respect to Chile’s U.S. dollar denominated programming contracts, and (iii) increased costs for certain content. A significant portion of Chile’s programming contracts are denominated in U.S. dollars. During the third quarter of 2016, CWC began broadcasting live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games, which did not contribute to the organic increases described in this paragraph, will continue to result in a significant increase to CWC’s programming costs;

•
An increase for the nine-month comparison in integration costs of $3.4 million that were incurred during the second quarter of 2016 to integrate Columbus (acquired by CWC on March 31, 2015) with CWC’s operations. These costs are excluded from the CWC Acquisition effect and, accordingly, are included in our organic increases;

•	Increases in mobile handset costs of $1.4 million and $2.1 million, respectively, due to higher mobile handset sales in Chile;

•
Decreases in mobile access and interconnect costs of $2.1 million or 14.3% and $1.8 million or 4.8%, respectively, primarily attributable to the net effect of (i) lower mobile access charges and, to a lesser extent, lower mobile usage in Chile and (ii) for the nine-month comparison, a $2.3 million increase in Chile related to a nonrecurring adjustment that was recorded in the prior-year period for a February 2015 tariff decline that was retroactive to May 2014;

•	Increases in outsourced labor and professional fees of $1.5 million or 18.7% and $1.7 million or 6.8%, respectively, primarily due to increases in call center costs in Chile;

•	Decreases in bad debt and collection expenses of $0.5 million or 4.8% and $1.6 million or 5.5%, respectively; and

•
Increases in personnel costs of $0.3 million or 2.2% and $1.0 million or 1.7%, respectively, due primarily to higher incentive compensation costs in Chile that were only partially offset by lower staffing levels in Chile.

SG&A Expenses of our Reportable Segments

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$209.2	$222.5	$(13.3)	(6.0)	7.9
The Netherlands	87.5	92.6	(5.1)	(5.5)	(5.9)
Germany	101.4	89.6	11.8	13.2	12.9
Belgium (a)	108.2	64.8	43.4	67.0	3.6
Switzerland/Austria	51.6	48.6	3.0	6.2	7.4
Total Western Europe	557.9	518.1	39.8	7.7	5.6
Central and Eastern Europe	40.3	40.0	0.3	0.8	1.7
Central and other	45.2	46.9	(1.7)	(3.6)	(3.9)
Total European Operations Division	643.4	605.0	38.4	6.3	4.7
Corporate and other	48.6	53.6	(5.0)	(9.3)	(4.2)
Intersegment eliminations	0.6	—	0.6	N.M.	N.M.
Total Liberty Global Group	692.6	658.6	34.0	5.2	4.0
LiLAC Group:
LiLAC Division:
CWC (b)	131.6	—	131.6	N.M.	1.4
Chile	40.0	33.9	6.1	18.0	15.7
Puerto Rico (c)	6.3	12.8	(6.5)	(50.8)	(50.8)
Total LiLAC Division (d)	177.9	46.7	131.2	280.9	0.4
Corporate	3.0	1.1	1.9	172.7	172.7
Total LiLAC Group	180.9	47.8	133.1	278.5	1.4
Total SG&A expenses excluding share-based compensation expense	873.5	706.4	167.1	23.7	3.5
Share-based compensation expense	61.6	123.9	(62.3)	(50.3)
Total	$935.1	$830.3	$104.8	12.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$627.9	$654.9	$(27.0)	(4.1)	3.3
The Netherlands	270.9	299.5	(28.6)	(9.5)	(9.7)
Germany	291.1	273.0	18.1	6.6	6.6
Belgium (a)	305.0	177.7	127.3	71.6	9.5
Switzerland/Austria	165.1	173.8	(8.7)	(5.0)	(3.3)
Total Western Europe	1,660.0	1,578.9	81.1	5.1	1.9
Central and Eastern Europe	129.0	121.4	7.6	6.3	7.9
Central and other	147.9	136.0	11.9	8.8	8.6
Total European Operations Division	1,936.9	1,836.3	100.6	5.5	2.7
Corporate and other	164.2	156.1	8.1	5.2	6.9
Intersegment eliminations	0.2	0.5	(0.3)	N.M.	N.M.
Total Liberty Global Group	2,101.3	1,992.9	108.4	5.4	3.1
LiLAC Group:
LiLAC Division:
CWC (b)	208.3	—	208.3	N.M.	1.6
Chile	114.4	116.5	(2.1)	(1.8)	4.1
Puerto Rico (c)	32.0	32.8	(0.8)	(2.4)	(16.5)
Total LiLAC Division (d)	354.7	149.3	205.4	137.6	0.4
Corporate	5.9	3.2	2.7	84.4	84.4
Total LiLAC Group	360.6	152.5	208.1	136.5	1.2
Total SG&A expenses excluding share-based compensation expense	2,461.9	2,145.4	316.5	14.8	2.8
Share-based compensation expense	203.1	249.8	(46.7)	(18.7)
Total	$2,665.0	$2,395.2	$269.8	11.3
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition SG&A expenses of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition SG&A expenses of CWC, which was acquired on May 16, 2016.

(c)	The amount presented for the 2015 nine-month period excludes the pre-acquisition SG&A expenses of Choice, which was acquired on June 3, 2015.

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

European Operations Division. The European Operations Division’s SG&A expenses (exclusive of share-based compensation expense) increased $38.4 million or 6.3% and $100.6 million or 5.5% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $42.3 million and $109.9 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions. Excluding the effects of acquisitions and FX, the European Operations Division’s SG&A expenses increased $30.2 million or 4.7% and $53.3 million or 2.7%, respectively. These increases include the following factors:

•
Increases in personnel costs of $8.1 million or 3.4% and $29.5 million or 4.0%, respectively, primarily due to (i) increased staffing levels, primarily in U.K./Ireland, Germany, the European Operations Division’s central operations and, to a lesser extent, Switzerland/Austria, that were only partially offset by decreased staffing levels in the Netherlands and, for the three-month comparison, Belgium and (ii) annual wage increases;

•
An increase of $8.4 million for the nine-month comparison due to the impact of an accrual release recorded during the second quarter 2015 related to the resolution of a contingency associated with universal service obligations in Belgium;

•
Increases in facilities expenses of $5.8 million or 11.5% and $7.1 million or 4.7%, respectively, primarily due to higher rent and other facilities-related expenses in U.K./Ireland and the European Operations Division’s central operations;

•
Increases in outsourced labor and professional fees of $1.3 million or 3.2% and $6.7 million or 5.7%, respectively, primarily due to the net effect of (i) a decrease for the three-month comparison and an increase for the nine-month comparison in consulting costs and (ii) increased legal costs in U.K./Ireland and the European Operations Division’s central operations. The changes in consulting costs include (a) an increase (decrease) of ($2.6 million) and $2.7 million, respectively, associated with the integration of BASE with our operations in Belgium, (b) decreases of $1.5 million and $3.5 million, respectively, associated with integration costs incurred during the 2015 periods following the acquisition of Ziggo and (c) for the nine-month comparison, a net increase resulting from other individually insignificant changes;

•
An increase (decrease) in sales and marketing costs of $0.1 million or 0.1% and ($1.6 million) or (0.2%), respectively, primarily due to the net effect of (i) higher third-party sales commissions, as increases in Germany and U.K./Ireland more than offset declines in the Netherlands, (ii) lower costs associated with advertising campaigns, (iii) for the nine-month comparison, lower third-party costs in the Netherlands of $4.0 million related to the impact of rebranding costs incurred during the 2015 period following the acquisition of Ziggo and (iv) a net increase of $0.9 million in each period in Germany due to the impact of accrual releases recorded in the third quarters of 2016 and 2015 associated with the reassessment of an operational contingency, including lower costs of $2.7 million and $3.6 million during the 2016 and 2015 periods, respectively. For the three-month comparison, the lower costs associated with advertising campaigns are primarily attributable to lower costs in Belgium that were only partially offset by higher costs in Switzerland/Austria. For the nine-month comparison, lower costs associated with advertising campaigns are due primarily to lower costs in U.K./Ireland, Switzerland/Austria and the Netherlands that were only partially offset by higher costs in Belgium; and

•	Net increases resulting from individually insignificant changes in other SG&A expense categories.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) increased $131.2 million or 280.9% and $205.4 million or 137.6% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $129.8 million and $210.6 million, respectively, attributable to the impact of the CWC Acquisition and the Choice Acquisition. Excluding the effects of these acquisitions and FX, the LiLAC Division’s SG&A expenses increased $0.6 million or 0.4% and $1.6 million or 0.4%, respectively. These increases include the following factors:

•
Decreases in outsourced labor and professional fees of $5.0 million or 16.2% and $4.8 million or 4.2%, respectively, primarily due to a decrease of $5.1 million in each period resulting from the reversal by Liberty Puerto Rico of its previously-recorded provision and related indemnification asset relating to the PRTC Claim that was recorded in connection with the acquisition of OneLink, as further described in note 13 to our condensed consolidated financial statements;

•
Increases in integration costs of $1.8 million and $3.2 million, respectively, incurred during the second and third quarters of 2016 to integrate Columbus (acquired by CWC on March 31, 2015) with CWC’s operations and CWC’s operations with Liberty Global and the LiLAC Division. These costs are excluded from the CWC Acquisition effect and, accordingly, are included in our organic increases;

•	Increases in personnel costs of $1.5 million or 9.4% and $2.6 million or 5.5%, respectively, primarily due to higher incentive compensation costs and increased wages in Chile;

•	Decreases in facilities-related costs of $0.3 million or 5.6% and $1.3 million or 9.3%, respectively, primarily due to lower facilities maintenance in Chile; and

•	Net increases from individually insignificant changes in other SG&A expense categories.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$696.0	$777.0	$(81.0)	(10.4)	5.3
The Netherlands	375.5	388.6	(13.1)	(3.4)	(3.7)
Germany	408.0	380.9	27.1	7.1	6.7
Belgium (a)	311.1	258.3	52.8	20.4	5.7
Switzerland/Austria	273.4	269.6	3.8	1.4	2.1
Total Western Europe	2,064.0	2,074.4	(10.4)	(0.5)	3.5
Central and Eastern Europe	120.4	119.0	1.4	1.2	1.7
Central and other	(77.0)	(74.0)	(3.0)	(4.1)	(2.2)
Total European Operations Division	2,107.4	2,119.4	(12.0)	(0.6)	3.5
Corporate and other	(47.4)	(55.3)	7.9	14.3	11.3
Total Liberty Global Group	2,060.0	2,064.1	(4.1)	(0.2)	3.9
LiLAC Group:
LiLAC Division:
CWC (b)	214.5	—	214.5	N.M.	(0.8)
Chile	86.9	82.5	4.4	5.3	3.0
Puerto Rico (c)	56.1	46.4	9.7	20.9	20.9
Total LiLAC Division (d)	357.5	128.9	228.6	177.3	3.0
Corporate	(2.9)	(1.1)	(1.8)	(163.6)	(163.6)
Total LiLAC Group	354.6	127.8	226.8	177.5	2.5
Total	$2,414.6	$2,191.9	$222.7	10.2	3.7

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
European Operations Division:
U.K./Ireland	$2,206.1	$2,345.9	$(139.8)	(6.0)	3.4
The Netherlands	1,107.5	1,127.5	(20.0)	(1.8)	(1.8)
Germany	1,187.7	1,111.8	75.9	6.8	6.7
Belgium (a)	892.2	766.1	126.1	16.5	3.9
Switzerland/Austria	795.1	778.1	17.0	2.2	4.5
Total Western Europe	6,188.6	6,129.4	59.2	1.0	3.2
Central and Eastern Europe	345.9	355.5	(9.6)	(2.7)	(1.1)
Central and other	(243.7)	(214.6)	(29.1)	(13.6)	(12.8)
Total European Operations Division	6,290.8	6,270.3	20.5	0.3	2.7
Corporate and other	(162.6)	(159.7)	(2.9)	(1.8)	(1.1)
Total Liberty Global Group	6,128.2	6,110.6	17.6	0.3	2.7
LiLAC Group:
LiLAC Division:
CWC (b)	315.5	—	315.5	N.M.	(2.0)
Chile	245.0	246.1	(1.1)	(0.4)	5.7
Puerto Rico (c)	152.9	120.7	32.2	26.7	12.4
Total LiLAC Division (d)	713.4	366.8	346.6	94.5	3.5
Corporate	(5.8)	(3.2)	(2.6)	(81.3)	(81.3)
Total LiLAC Group	707.6	363.6	344.0	94.6	3.1
Total	$6,835.8	$6,474.2	$361.6	5.6	2.7
_______________

(a)	The amounts presented for the 2016 periods include the post-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods reflect the post-acquisition Adjusted OIBDA of CWC, which was acquired on May 16, 2016.

(c)	The amount presented for the 2015 nine-month period excludes the pre-acquisition Adjusted OIBDA of Choice, which was acquired on June 3, 2015.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	%
Liberty Global Group:
European Operations Division:
U.K./Ireland	44.0	43.6	44.2	44.6
The Netherlands	55.1	57.0	54.5	54.4
Germany	63.8	63.1	62.5	62.0
Belgium	44.9	50.4	44.4	50.6
Switzerland/Austria	62.2	61.6	60.2	58.7
Total Western Europe	51.1	51.6	50.5	51.2
Central and Eastern Europe	43.9	44.7	42.5	44.3
Total European Operations Division	48.9	49.5	48.2	49.1
LiLAC Group:
LiLAC Division:
CWC	37.7	N.M.	36.9	N.M.
Chile	39.3	40.4	38.8	38.8
Puerto Rico	53.5	44.4	48.4	44.0
Total LiLAC Division	40.0	41.7	39.6	40.4
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

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Subscription revenue (a):
Video	$1,632.1	$1,587.3	$44.8	2.8	3.6
Broadband internet	1,338.0	1,287.5	50.5	3.9	5.4
Fixed-line telephony	757.8	792.5	(34.7)	(4.4)	(1.9)
Cable subscription revenue	3,727.9	3,667.3	60.6	1.7	3.1
Mobile (b)	513.8	270.1	243.7	90.2	(1.2)
Total subscription revenue	4,241.7	3,937.4	304.3	7.7	2.5
B2B revenue (c)	597.9	393.5	204.4	51.9	1.6
Other revenue (b) (d)	367.6	266.5	101.1	37.9	2.3
Total	$5,207.2	$4,597.4	$609.8	13.3	2.4

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Subscription revenue (a):
Video	$4,813.8	$4,798.1	$15.7	0.3	1.6
Broadband internet	3,980.7	3,793.1	187.6	4.9	6.3
Fixed-line telephony	2,291.3	2,387.5	(96.2)	(4.0)	(1.8)
Cable subscription revenue	11,085.8	10,978.7	107.1	1.0	2.5
Mobile (b)	1,226.1	783.0	443.1	56.6	(1.2)
Total subscription revenue	12,311.9	11,761.7	550.2	4.7	2.1
B2B revenue (c)	1,504.6	1,154.7	349.9	30.3	3.0
Other revenue (b) (d)	1,052.8	764.4	288.4	37.7	9.7
Total	$14,869.3	$13,680.8	$1,188.5	8.7	2.7
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $78.4 million and $52.6 million during the three months ended September 30, 2016 and 2015, respectively, and $232.6 million and $160.1 million during the nine months ended September 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $132.7 million and $78.7 million during the three months ended September 30, 2016 and 2015, respectively, and $356.7 million and $213.5 million during the nine months ended September 30, 2016 and 2015, respectively. On an organic basis, our total B2B revenue, including revenue from SOHO subscribers, increased 7.1% and 8.7% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior-year periods. A portion of the increase in our SOHO revenue is attributable to the conversion of our residential subscribers to SOHO subscribers.

(d)	Other revenue includes, among other items, mobile handset sales, interconnect, channel carriage fee and installation revenue.

Total revenue. Our consolidated revenue increased $609.8 million and $1,188.5 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include (i) increases of $745.2 million and $1,349.1 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $5.1 million and $26.4 million, respectively, attributable to the impact of dispositions. Excluding the effects of acquisitions, dispositions and FX, our consolidated revenue increased $128.3 million or 2.4% and $408.0 million or 2.7%, respectively.

Subscription revenue. The details of the changes in our consolidated subscription revenue for the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, are as follows:

	Three-month period	Nine-month period
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs	$72.7	$200.6
ARPU	43.1	82.1
Total increase in cable subscription revenue	115.8	282.7
Decrease in mobile subscription revenue	(6.6)	(16.0)
Total organic increase in subscription revenue	109.2	266.7
Impact of acquisitions	402.9	729.8
Impact of a disposal	(3.5)	(8.6)
Impact of FX	(204.3)	(437.7)
Total	$304.3	$550.2

Excluding the effects of acquisitions, dispositions and FX, our consolidated cable subscription revenue increased $115.8 million or 3.1% and $282.7 million or 2.5% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are attributable to the net effect of (i) increases from broadband internet services of $72.8 million or 5.4% and $246.6 million or 6.3%, respectively, attributable to increases in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) increases from video services of $58.7 million or 3.6% and $78.9 million or 1.6%, respectively, attributable to the net effect of (a) higher ARPU from video services and (b) declines in the average number of video RGUs and (iii) decreases from fixed-line telephony services of $15.7 million or 1.9% and $42.8 million or 1.8%, respectively, attributable to the net effect of (1) lower ARPU from fixed-line telephony services and (2) increases in the average number of fixed-line telephony RGUs.

Excluding the effects of acquisitions and FX, our consolidated mobile subscription revenue decreased $6.6 million or 1.2% and $16.0 million or 1.2% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These decreases are largely due to the net effect of (i) declines in the U.K., largely associated with the continued growth of the U.K. Split-contract Program, and (ii) increases in Belgium and Switzerland.

B2B revenue. Excluding the effects of acquisitions and FX, our consolidated B2B revenue increased $10.3 million or 1.6% and $45.7 million or 3.0% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily due to increases in the U.K., Belgium and Puerto Rico.

Other revenue. Excluding the effects of acquisitions, dispositions and FX, our consolidated other revenue increased $8.8 million or 2.3% and $95.6 million or 9.7% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are largely attributable to increases in mobile handset sales, mainly associated with the continued growth of Split-contract Programs, primarily in the U.K.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$1,449.2	$1,454.5	$(5.3)	(0.4)	3.8
Broadband internet	1,171.4	1,182.6	(11.2)	(0.9)	5.3
Fixed-line telephony	686.6	752.3	(65.7)	(8.7)	(1.7)
Cable subscription revenue	3,307.2	3,389.4	(82.2)	(2.4)	3.1
Mobile (a)	326.6	260.9	65.7	25.2	(2.2)
Total subscription revenue	3,633.8	3,650.3	(16.5)	(0.5)	2.6
B2B revenue (b)	377.9	390.9	(13.0)	(3.3)	2.1
Other revenue	301.4	247.4	54.0	21.8	3.5
Total Liberty Global Group	$4,313.1	$4,288.6	$24.5	0.6	2.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
Liberty Global Group:
Subscription revenue:
Video	$4,343.2	$4,403.1	$(59.9)	(1.4)	1.5
Broadband internet	3,569.8	3,494.1	75.7	2.2	6.1
Fixed-line telephony	2,132.9	2,261.7	(128.8)	(5.7)	(1.4)
Cable subscription revenue	10,045.9	10,158.9	(113.0)	(1.1)	2.5
Mobile (a)	943.9	756.5	187.4	24.8	(2.1)
Total subscription revenue	10,989.8	10,915.4	74.4	0.7	2.1
B2B revenue (b)	1,161.0	1,149.0	12.0	1.0	3.4
Other revenue	917.6	708.4	209.2	29.5	11.4
Total Liberty Global Group	$13,068.4	$12,772.8	$295.6	2.3	2.8

_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $70.7 million and $51.7 million during the three months ended September 30, 2016 and 2015, respectively, and $211.4 million and $157.4 million during the nine months ended September 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $123.5 million and $72.8 million during the three months ended September 30, 2016 and 2015, respectively, and $334.6 million and $198.1 million during the nine months ended September 30, 2016 and 2015, respectively. On an organic basis, the Liberty Global Group’s total B2B revenue, including revenue from SOHO subscribers, increased 9.9% and 10.5% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior-year periods.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended September 30,		Increase		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$182.9	$132.8	$50.1	37.7	1.9
Broadband internet	166.6	104.9	61.7	58.8	6.7
Fixed-line telephony	71.2	40.2	31.0	77.1	(4.0)
Cable subscription revenue	420.7	277.9	142.8	51.4	2.7
Mobile (a)	187.2	9.2	178.0	N.M.	0.8
Total subscription revenue	607.9	287.1	320.8	111.7	2.1
B2B revenue (b)	220.0	2.6	217.4	N.M.	0.7
Other revenue	66.2	19.1	47.1	246.6	(2.7)
Total LiLAC Group	$894.1	$308.8	$585.3	189.5	1.4

	Nine months ended September 30,		Increase		Organic increase (decrease)
	2016	2015	$	%	%
	in millions
LiLAC Group:
Subscription revenue:
Video	$470.6	$395.0	$75.6	19.1	2.6
Broadband internet	410.9	299.0	111.9	37.4	8.1
Fixed-line telephony	158.4	125.8	32.6	25.9	(6.6)
Cable subscription revenue	1,039.9	819.8	220.1	26.8	3.2
Mobile (a)	282.2	26.5	255.7	N.M.	1.7
Total subscription revenue	1,322.1	846.3	475.8	56.2	2.8
B2B revenue (b)	343.6	5.7	337.9	N.M.	1.5
Other revenue	135.2	56.0	79.2	141.4	(1.1)
Total LiLAC Group	$1,800.9	$908.0	$892.9	98.3	2.3
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $7.7 million and $0.9 million during the three months ended September 30, 2016 and 2015, respectively, and $21.2 million and $2.7 million during the nine months ended September 30, 2016 and 2015, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(b)
Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $9.2 million and $5.9 million during the three months ended September 30, 2016 and 2015, respectively, and $22.1 million and $15.4 million during the nine months ended September 30, 2016 and 2015, respectively. On an organic basis, the LiLAC Group’s total B2B revenue, including revenue from SOHO subscribers, increased 0.9% and 1.6% for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding prior-year periods.

N.M. — Not Meaningful.

Operating expenses

Our operating expenses increased $220.1 million and $510.5 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include (i) increases of $323.0 million and $605.4 million, respectively, attributable to the impact of the CWC Acquisition, the BASE Acquisition, the Choice Acquisition and other less significant acquisitions and (ii) decreases of $1.2 million and $17.3 million, respectively, attributable to the U.K. Non-Cable Disposal and other less significant dispositions. Our operating expenses include share-based compensation expense, which remained relatively unchanged during the three and nine months ended September 30, 2016. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, dispositions, FX and share-based compensation expense, our operating expenses increased $9.0 million or 0.4% and $150.0 million or 2.7% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily attributable to the net effect of (a) increases in programming and copyright costs, (b) decreases in mobile access and interconnect costs, (c) decreases in personnel costs, (d) increases in network-related expenses and (e) decreases in bad debt and collection expenses. Certain of these changes include (1) decreases in integration-related costs in the Netherlands that aggregate to $0.1 million and $15.0 million, respectively, and (2) an increase in integration-related costs of $3.4 million during the nine-month comparison that were incurred by CWC in connection with the integration of Columbus with CWC’s operations. For additional information regarding the changes in our operating expenses, see Discussion and Analysis of our Reportable Segments — Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses increased $104.8 million and $269.8 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases include increases of $172.1 million and $320.6 million, respectively, attributable to the impact of the CWC Acquisition, the BASE Acquisition, the Choice Acquisition and other less significant acquisitions. Our SG&A expenses include share-based compensation expense, which decreased $62.3 million and $46.7 million during the three and nine months ended September 30, 2016, respectively. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, FX and share-based compensation expense, our SG&A expenses increased $30.5 million or 3.5% and $68.5 million or 2.8% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily attributable to (i) increases in personnel costs, (ii) for the nine-month comparison, increases in outsourced labor and professional fees and (iii) increases in facilities expenses. Certain of these changes include (a) decreases in integration-related costs in the Netherlands that aggregate to $1.3 million and $9.1 million, respectively, (b) increases (decreases) in integration-related costs in Belgium that aggregate to ($2.3 million) and $4.3 million, respectively, and (c) increases in integration-related costs associated with CWC that aggregate to $3.6 million and $5.9 million, respectively, including $1.8 million and $3.2 million, respectively, incurred by CWC in connection with the integration of Columbus with CWC’s operations and CWC’s operations with Liberty Global and the LiLAC Division. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of the aggregate share-based compensation expense that is included in our operating and SG&A expenses is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions
Liberty Global:
Performance-based incentive awards (a)	$28.5	$55.4	$105.7	$126.0
Other share-based incentive awards	28.6	66.1	86.8	116.6
Total Liberty Global (b)	57.1	121.5	192.5	242.6
Telenet share-based incentive awards	3.6	2.1	8.2	7.7
Other	2.1	1.4	5.7	2.7
Total	$62.8	$125.0	$206.4	$253.0
Included in:
Operating expense:
Liberty Global Group	$0.8	$0.9	$2.4	$2.7
LiLAC Group	0.4	0.2	0.9	0.5
Total operating expense	1.2	1.1	3.3	3.2
SG&A expense:
Liberty Global Group	56.3	122.4	193.3	248.1
LiLAC Group	5.3	1.5	9.8	1.7
Total SG&A expense	61.6	123.9	203.1	249.8
Total	$62.8	$125.0	$206.4	$253.0
_______________

(a)	Includes share-based compensation expense related to (i) PSUs, including the 2016 PSUs, (ii) for the nine-month period, Challenge Performance Awards and (iii) PGUs.

(b)
In connection with the LiLAC Transaction, the compensation committee of our board of directors approved the 2015 Award Modifications in accordance with the underlying share-based incentive plans. As a result of the 2015 Award Modifications, the Black-Scholes fair values of our options, SARs and PSARs increased, resulting in incremental share-based compensation expense of $99.3 million, of which $63.5 million was recognized during the third quarter of 2015 related to awards that vested on or prior to September 30, 2015.

For additional information regarding our share-based compensation, see note 10 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended September 30,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$1,216.2	$1,404.1	$(187.9)	(13.4)
LiLAC Group	200.7	54.3	146.4	269.6
Total	$1,416.9	$1,458.4	$(41.5)	(2.8)

	Nine months ended September 30,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$4,026.3	$4,226.8	$(200.5)	(4.7)
LiLAC Group	379.1	160.8	218.3	135.8
Total	$4,405.4	$4,387.6	$17.8	0.4

Excluding the effects of FX, depreciation and amortization expense increased $50.4 million or 3.5% and $193.7 million or 4.4% during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015. These increases are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, the Netherlands and, to a lesser extent, Switzerland/Austria, Chile, Belgium and Germany, (iii) increases associated with acquisitions, primarily as a result of the CWC Acquisition and BASE Acquisition, and (iv) decreases in the Netherlands as a result of the held-for-sale presentation of the Dutch JV Entities effective August 3, 2016. For information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$25.0	$60.2	$113.4	$92.0
LiLAC Group	7.2	2.8	133.5	13.7
Total	$32.2	$63.0	$246.9	$105.7

The total 2016 amounts include (i) direct acquisition costs of $8.9 million and $142.3 million, respectively, largely related to the CWC Acquisition and, to a lesser extent, the BASE Acquisition and the Dutch JV, and (ii) restructuring charges of $27.4 million and $111.7 million, respectively, including $26.8 million and $105.5 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Germany, U.K./Ireland, the European Operations Division’s central operations, Chile and, for the nine-month period, the Netherlands.

The total for the 2015 three-month period includes (i) a $23.1 million loss on the divestiture of our Film1 channels in connection with the acquisition of Ziggo, (ii) restructuring charges of $18.8 million, including $15.6 million of employee severance and termination costs related to certain reorganization activities, primarily in the Netherlands and U.K./Ireland, and

(iii) direct acquisition costs of $16.9 million, a portion of which was incurred in connection with our acquisition of additional shares of ITV and the BASE Acquisition.

The total for the 2015 nine-month period includes (i) restructuring charges of $50.1 million, including $42.3 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, the Netherlands, Switzerland/Austria and Puerto Rico, (ii) direct acquisition costs of $31.6 million, largely related to the BASE Acquisition, the Choice Acquisition, the acquisition of Ziggo and our acquisition of additional shares of ITV, (iii) impairment charges of $20.7 million, primarily in U.K./Ireland, the Netherlands and Switzerland/Austria, and (iv) a loss from the disposition of assets of $3.3 million, including a $23.1 million loss on the divestiture of our Film1 channels and a $12.0 million gain in U.K./Ireland.

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

Interest expense

The details of our interest expense are as follows:

	Three months ended September 30,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$569.3	$579.0	$(9.7)	(1.7)
LiLAC Group	95.3	38.9	56.4	145.0
Inter-group eliminations	(0.2)	(0.2)	—	N.M.
Total	$664.4	$617.7	$46.7	7.6

	Nine months ended September 30,		Increase (decrease)
	2016	2015	$	%
	in millions

Liberty Global Group	$1,715.3	$1,717.2	$(1.9)	(0.1)
LiLAC Group	225.8	117.7	108.1	91.8
Inter-group eliminations	(0.3)	(0.5)	0.2	N.M.
Total	$1,940.8	$1,834.4	$106.4	5.8
_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense increased $23.9 million or 3.9% and $59.1 million or 3.2%, respectively. These increases are primarily attributable to the net effect of (i) higher average outstanding debt balances, largely due to debt incurred in connection with the CWC Acquisition and the BASE Acquisition, and (ii) lower weighted average interest rates related to the completion of certain financing transactions that resulted in extended maturities and decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 7 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(300.1)	$392.4	$(235.7)	$507.0
LiLAC Group	(52.4)	139.9	(233.6)	217.5
Total cross-currency and interest rate derivative contracts (a)	(352.5)	532.3	(469.3)	724.5
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	(46.8)	103.1	466.9	(55.8)
Sumitomo Collar	(38.8)	92.0	96.2	20.1
Lionsgate Forward	(0.1)	—	21.9	—
Other	0.7	(1.3)	1.6	(0.2)
Total equity-related derivative instruments (b)	(85.0)	193.8	586.6	(35.9)
Foreign currency forward contracts:
Liberty Global Group	2.6	10.8	0.7	(16.6)
LiLAC Group	(1.4)	5.3	(10.3)	8.3
Total foreign currency forward contracts	1.2	16.1	(9.6)	(8.3)
Other – Liberty Global Group	(0.1)	(0.2)	(0.8)	0.5

Total Liberty Global Group	(382.6)	596.8	350.8	455.0
Total LiLAC Group	(53.8)	145.2	(243.9)	225.8
Total	$(436.4)	$742.0	$106.9	$680.8
_______________

(a)
The loss during the 2016 three-month period is primarily attributable to the net effect of (i) losses associated with an increase in the value of the euro relative to the U.S. dollar, (ii) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar, (iii) losses associated with increases in market interest rates in the U.S. dollar market and (iv) losses associated with decreases in market interest rates in the euro, the British pound sterling and the Chilean peso markets. The loss during the 2016 nine-month period is primarily attributable to the net effect of (a) losses associated with decreases in market interest rates in the British pound sterling, euro and Chilean peso markets, (b) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar, (c) losses associated with increases in the values of the euro, the Chilean peso and the Swiss franc relative to the U.S. dollar, and (d) gains associated with decreases in market interest rates in the U.S. dollar market. In addition, the gain (loss) during the 2016 periods include net gains of $80.4 million and $87.5 million, respectively, resulting from changes in our credit risk valuation adjustments. The gain during the 2015 three-month period is primarily attributable to the net effect of (1) gains associated with decreases in the values of the British pound sterling and Chilean peso relative to the U.S. dollar, (2) gains associated with decreases in market interest rates in the U.S. dollar market, (3) losses associated with decreases in market interest rates in the euro and British pound sterling markets and (4) gains associated with a decrease in the value of the Swiss franc relative to the euro. The gain during the 2015 nine-month period is primarily attributable to the net effect of (I) gains associated with decreases in the values of the euro, British pound sterling and Chilean peso relative to the U.S. dollar, (II) gains associated with decreases in market interest rates in the U.S. dollar market, (III) losses associated with an increase in the value of the Swiss franc relative to the euro, (IV) gains associated with increases in market interest rates in the Chilean peso market and (V) losses associated with decreases in market interest rates in the Swiss franc market. In addition, the gains during the 2015 periods include a net gain (loss) of ($29.9 million) and $30.4 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group:
U.S. dollar denominated debt issued by British pound sterling functional currency entities	$(128.0)	$(176.4)	$(698.5)	$(94.8)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	134.6	56.0	578.3	(79.4)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	31.4	54.3	185.2	48.0
U.S. dollar denominated debt issued by euro functional currency entities	92.7	32.5	184.0	(553.2)
Yen denominated debt issued by a U.S. dollar functional currency entity	(12.7)	(15.9)	(131.2)	(1.4)
Euro denominated debt issued by British pound sterling functional currency entities	(18.8)	(21.2)	(82.3)	6.5
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(9.4)	(8.8)	(23.8)	(24.0)
Other	(4.2)	(11.4)	(10.2)	(14.1)
Total Liberty Global Group	85.6	(90.9)	1.5	(712.4)
LiLAC Group:
U.S. dollar denominated debt issued by a Chilean peso functional currency entity	5.4	(121.7)	110.5	(193.0)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	9.2	—	21.9	—
Other	(7.9)	(3.6)	(0.7)	(6.0)
Total LiLAC Group	6.7	(125.3)	131.7	(199.0)
Total	$92.3	$(216.2)	$133.2	$(911.4)
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Investments:
ITV	$17.5	$(179.5)	$(656.4)	$25.0
Lionsgate	(1.2)	—	(62.0)	—
Sumitomo	52.2	(92.9)	34.3	(33.6)
Other, net (a)	21.2	(3.7)	116.2	(5.3)
Debt	(15.9)	—	(2.9)	—
Total	$73.8	$(276.1)	$(570.8)	$(13.9)
_______________

(a)
The amounts for the three and nine months ended September 30, 2016 include gains of $5.6 million and $84.4 million, respectively, related to an investment that was sold during the third quarter of 2016.

Losses on debt modification and extinguishment, net

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(64.8)	$(34.3)	$(90.2)	$(382.6)
LiLAC Group	—	—	1.5	—
Total	$(64.8)	$(34.3)	$(88.7)	$(382.6)

The net loss during the nine months ended September 30, 2016 is attributable to (i) the payment of redemption premium of $66.2 million (including $34.2 million during the third quarter), (ii) the write-off of net unamortized premium of $2.6 million (including $16.4 million of unamortized discount during the third quarter), (iii) the write-off of deferred financing costs of $22.9 million (including $14.2 million during the third quarter) and (iv) a loss related to the settlement of portions of the Sumitomo Collar and the Sumitomo Collar Loan of $2.2 million.

The loss during the nine months ended September 30, 2015 is attributable to (i) the payment of redemption premium of $308.3 million (including $34.3 million during the third quarter), (ii) the write-off of deferred financing costs of $63.1 million, (iii) the write-off of unamortized discount of $10.4 million and (iv) the payment of third-party costs of $0.8 million.

For additional information concerning our losses on debt modification and extinguishment, net, see notes 4 and 7 to our condensed consolidated financial statements.

Other income (expense), net

The details of our other income (expense), net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(6.5)	$(5.4)	$23.5	$(8.0)
LiLAC Group	7.9	0.5	7.8	0.7
Inter-group eliminations	(0.2)	(0.2)	(0.3)	(0.5)
Total	$1.2	$(5.1)	$31.0	$(7.8)

The total 2016 amounts include (i) expense of $16.9 million and $72.1 million, respectively, representing our share of the results of affiliates, and (ii) interest income of $15.8 million and $36.6 million, respectively. In addition, the 2016 nine-month amount includes income of $69.8 million, representing our share of the settlement of certain litigation between Vivendi and Liberty Media, as further described in note 13 to our condensed consolidated financial statements.

The total 2015 amounts include (i) expense of $15.6 million and $38.8 million, respectively, representing our share of the results of affiliates, and (ii) interest income of $11.4 million and $33.4 million, respectively.

Income tax benefit (expense)

The details of our income tax benefit (expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(36.9)	$20.8	$(45.5)	$(16.8)
LiLAC Group	(72.6)	(18.3)	(71.1)	(32.8)
Total	$(109.5)	$2.5	$(116.6)	$(49.6)

The income tax expense during the three months ended September 30, 2016 differs from the expected income tax benefit of $19.1 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of (i) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) the tax effect of intercompany financing, (b) non-deductible or non-taxable foreign currency exchange results and (c) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

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

The income tax expense during the nine months ended September 30, 2016 differs from the expected income tax benefit of $70.4 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) a reduction in net deferred tax assets in the U.K. due to enacted changes in tax law, (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iv) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates.

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

For additional information concerning our income taxes, see note 8 to our condensed consolidated financial statements.

Net earnings (loss)

The details of our net earnings (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	in millions

Liberty Global Group	$(136.8)	$110.5	$(246.8)	$(852.8)
LiLAC Group	(68.3)	30.1	(221.9)	61.8
Total	$(205.1)	$140.6	$(468.7)	$(791.0)

During the three months ended September 30, 2016 and 2015, we reported net earnings (loss) of ($205.1 million) and $140.6 million, respectively, including (i) operating income of $902.7 million and $545.5 million, respectively, (ii) net non-operating expense of $998.3 million and $407.4 million, respectively, and (iii) income tax benefit (expense) of ($109.5 million) and $2.5 million, respectively.

During the nine months ended September 30, 2016 and 2015, we reported net losses of $468.7 million and $791.0 million, respectively, including (i) operating income of $1,977.1 million and $1,727.9 million, respectively, (ii) net non-operating expense of $2,329.2 million and $2,469.3 million, respectively, and (iii) income tax expense of $116.6 million and $49.6 million, respectively.

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

Net earnings attributable to noncontrolling interests

The details of our net earnings attributable to noncontrolling interests are as follows:

	Three months ended September 30,
	2016	2015	Change
	in millions

Liberty Global Group	$(30.9)	$(7.6)	$(23.3)
LiLAC Group	(13.5)	0.3	(13.8)
Total	$(44.4)	$(7.3)	$(37.1)

	Nine months ended September 30,
	2016	2015	Change
	in millions

Liberty Global Group	$(27.6)	$(73.2)	$45.6
LiLAC Group	(20.9)	(4.7)	(16.2)
Total	$(48.5)	$(77.9)	$29.4

The changes in net earnings attributable to noncontrolling interests during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, are primarily attributable to the results of operations of (i) Telenet and (ii) CWC following the CWC Acquisition.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Although our consolidated operating subsidiaries generate cash from operating activities, each of our significant operating subsidiaries is included within one of our nine subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Ziggo Group Holding, Unitymedia, UPC Holding, Telenet, CWC, Columbus, VTR Finance and Liberty Puerto Rico. As set forth in the table below, our borrowing groups accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2016. The terms of the instruments governing the indebtedness of these borrowing groups restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2016 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$26.7
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	398.8
LiLAC Group (d)	74.5
Total Liberty Global and unrestricted subsidiaries	500.0
Borrowing groups (e):
CWC (f)	230.7
VTR Finance	115.2
Liberty Puerto Rico	50.6
Virgin Media (c)	26.8
UPC Holding	26.5
Telenet	25.7
Unitymedia	1.5
Ziggo Group Holding	0.1
Total borrowing groups	477.1
Total cash and cash equivalents	$977.1

Liberty Global Group	$506.1
LiLAC Group	471.0
Total cash and cash equivalents	$977.1
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis, which is attributed to the Liberty Global Group.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

(c)
The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media. The $0.3 million of cash and cash equivalents held by Virgin Media is included in the amount shown for the Liberty Global Group’s unrestricted subsidiaries.

(d)	Represents the aggregate amount held by subsidiaries attributed to the LiLAC Group that are outside of our borrowing groups.

(e)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(f)	Amount includes $78.0 million held by Columbus and its subsidiaries, which together constitute a separate borrowing group within CWC.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $26.7 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $473.3 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at September 30, 2016. Our remaining cash and cash equivalents of $477.1 million at September 30, 2016 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2016, see note 7 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at September 30, 2016, all outstanding principal due in 2021).

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. Upon the formation of the Dutch JV, we will receive a significant amount of cash, and the debt and capital lease obligations of the Dutch JV Entities will no longer be included in our condensed consolidated balance sheet. For additional information, see notes 3 and 7 to our condensed consolidated financial statements.

In addition, the amount of cash we receive from our subsidiaries to satisfy U.S. dollar-denominated liquidity requirements is impacted by fluctuations in exchange rates, particularly with regard to the translation of British pounds sterling and euros into U.S. dollars. In this regard, the strengthening (weakening) of the U.S. dollar against these currencies will result in decreases (increases) in the U.S. dollars received from the applicable subsidiaries to fund the repurchase of our equity securities and other U.S. dollar-denominated liquidity requirements. In addition, the U.S. dollar has significantly strengthened against the British pound sterling during the period following Brexit.

At September 30, 2016, our consolidated cash and cash equivalents balance includes $930.6 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Sumitomo Collar Loan and the Sumitomo Share Loan and (iii) principal payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $3,335.8 million at September 30, 2016 and no stated maturity). For information regarding the liquidity impacts of the pending creation of the Dutch JV, see note 3 to our condensed consolidated financial statements. For information regarding our commitments and contingencies, see note 13 to our condensed consolidated financial statements.

During the nine months ended September 30, 2016, we purchased a total of 25,686,822 Class A Liberty Global Shares at a weighted average price of $32.36 and 23,700,789 Class C Liberty Global Shares at a weighted average price of $33.09 for an aggregate purchase price of $1,615.6 million, including direct acquisition costs and the effects of derivative instruments. At September 30, 2016, the remaining amount authorized for share repurchases was $2,393.3 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2016, see note 7 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions and debt service requirements. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingencies. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ contingencies, see note 13 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, the Sumitomo Collar Loan, the Sumitomo Share Loan and the Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our September 30, 2016 consolidated debt (which excludes the debt of Ziggo Group Holding due to the application of held-for-sale accounting) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2016 (as adjusted to exclude the Adjusted OIBDA of Ziggo Group Holding and Ziggo Sport for the full quarter) was 5.0x. In addition, the ratio of our September 30, 2016 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2016 (as adjusted to exclude the Adjusted OIBDA of Ziggo Group Holding and Ziggo Sport for the full quarter) was 4.8x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2016, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2016, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $44.2 billion, including $2,154.5 million that is classified as current in our condensed consolidated balance sheet and $39.5 billion that is not due until 2021 or thereafter. For additional information concerning our current debt maturities, see note 7 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at September 30, 2016, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. However, (i) the financial failure of any of our counterparties could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2016.

For additional information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine months ended
	September 30,
	2016	2015	Change
	in millions

Net cash provided by operating activities	$4,041.5	$4,159.3	$(117.8)
Net cash used by investing activities	(3,136.6)	(2,862.7)	(273.9)
Net cash used by financing activities	(949.7)	(1,351.3)	401.6
Effect of exchange rate changes on cash	39.8	7.4	32.4
Net decrease in cash and cash equivalents	$(5.0)	$(47.3)	$42.3

Operating Activities. Our net cash flows from operating activities are as follows:

	Nine months ended
	September 30,
	2016	2015	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$3,814.0	$3,957.7	$(143.7)
LiLAC Group	227.5	201.6	25.9
Total	$4,041.5	$4,159.3	$(117.8)

The decrease in total net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in cash provided due to higher payments of interest, (ii) an increase in cash provided due to higher cash receipts related to derivative instruments, (iii) an increase in the cash provided by our Adjusted OIBDA and related working capital items due to the impact of the acquisition of CWC and (iv) a decrease in cash provided due to higher payments for taxes.

Investing Activities. Our net cash flows from investing activities are as follows:

	Nine months ended
	September 30,
	2016	2015	Change
	in millions

Net cash used by investing activities:
Liberty Global Group	$(2,833.3)	$(2,531.0)	$(302.3)
LiLAC Group	(308.0)	(440.1)	132.1
Inter-group eliminations	4.7	108.4	(103.7)
Total	$(3,136.6)	$(2,862.7)	$(273.9)
The increase in total net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,046.2 million associated with higher cash paid in connection with acquisitions, (ii) a decrease in cash used of $681.1 million associated with lower cash paid related to investments in and loans to affiliates and others, (iii) a decrease in cash used of $137.8 million as a result of cash proceeds received from the sale of investments, (iv) an increase in cash used of $93.5 million due to higher capital expenditures and (v) a decrease in cash used of $69.8 million as a result of cash proceeds received in connection with the Vivendi settlement, as further described in note 13 to our condensed consolidated financial statements. Capital expenditures increased from $1,851.5 million during the first nine months of 2015 to $1,945.0 million during the first nine months of 2016 due to the net effect of (a) a decrease resulting from FX, (b) an increase resulting from acquisitions and (c) a net increase in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing.

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

	Nine months ended September 30,
	2016			2015
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$3,109.6	$365.0	$3,474.6	$2,820.8	$184.8	$3,005.6
Assets acquired under capital-related vendor financing arrangements	(1,405.6)	(33.7)	(1,439.3)	(1,090.6)	—	(1,090.6)
Assets acquired under capital leases	(73.0)	(5.0)	(78.0)	(89.3)	—	(89.3)
Changes in current liabilities related to capital expenditures	(28.5)	16.2	(12.3)	40.8	(15.0)	25.8
Capital expenditures	$1,602.5	$342.5	$1,945.0	$1,681.7	$169.8	$1,851.5

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Operations Division, which accounted for $3,105.5 million and $2,769.1 million of Liberty Global Group’s property and equipment additions during the nine months ended September 30, 2016 and 2015, respectively. The increase in the European Operations Division’s property and equipment additions is primarily due to the net effect of (i) an increase in expenditures for new build and upgrade projects, (ii) a decrease due to FX, (iii) an increase in expenditures for support capital, such as information technology upgrades and general support systems, (iv) an increase due to the impact of the BASE Acquisition and (v) an increase in expenditures for the purchase and installation of customer premises equipment.
Property and equipment additions attributable to the LiLAC Group increased during the nine months ended September 30, 2016, as compared to the corresponding period in 2015, primarily due to the net effect of (i) an increase due to the impacts of the CWC Acquisition and the Choice Acquisition, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects, (iv) a decrease due to FX and (v) an increase in expenditures for support capital, such as information technology upgrades and general support systems. During the first nine months of 2016, approximately 43% of VTR’s purchases of property and equipment were denominated in U.S. dollars.
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

Financing Activities. Our net cash flows from financing activities are as follows:

	Nine months ended
	September 30,
	2016	2015	Change
	in millions

Net cash used by financing activities:
Liberty Global Group	$(1,214.8)	$(1,620.7)	$405.9
LiLAC Group	269.8	377.8	(108.0)
Inter-group eliminations	(4.7)	(108.4)	103.7
Total	$(949.7)	$(1,351.3)	$401.6

The decrease in total net cash used by our financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $259.3 million due to lower payments related to derivative instruments, (ii) an increase in cash used of $247.6 million related to lower net borrowings of debt, (iii) a decrease in cash used of $246.1 million due to lower payments for financing costs and debt premiums, (iv) a decrease in cash used of $142.2 million related lower to purchases of additional shares of our subsidiaries, (v) a decrease in cash used of $130.3 million associated with call option contracts on Liberty Global ordinary shares and (vi) an increase in cash used of $99.6 million due to higher repurchases of Liberty Global ordinary shares.

Adjusted free cash flow

We define adjusted free cash flow as net cash provided by our operating activities, plus (i) excess tax benefits related to the exercise of share-based incentive awards, (ii) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (iii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our condensed consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions), with each item excluding any cash provided or used by our discontinued operations. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2016			2015
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities	$3,814.0	$227.5	$4,041.5	$3,957.7	$201.6	$4,159.3
Excess tax benefits from share-based compensation (a)	4.0	—	4.0	23.3	3.7	27.0
Cash payments for direct acquisition and disposition costs	26.8	62.7	89.5	244.9	4.6	249.5
Expenses financed by an intermediary (b)	605.9	1.1	607.0	132.8	—	132.8
Capital expenditures	(1,602.5)	(342.5)	(1,945.0)	(1,681.7)	(169.8)	(1,851.5)
Principal payments on amounts financed by vendors and intermediaries	(1,796.2)	—	(1,796.2)	(909.7)	—	(909.7)
Principal payments on certain capital leases	(82.2)	(3.5)	(85.7)	(114.2)	(0.6)	(114.8)
Adjusted free cash flow	$969.8	$(54.7)	$915.1	$1,653.1	$39.5	$1,692.6

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

(b)
For purposes of our condensed consolidated statements of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our condensed consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2016. With the exception of debt, capital leases and the related projected interest payments (which include CWC amounts), the commitments of CWC have been excluded from the table pending our verification of the amounts. These excluded commitments are not expected to be material in relation to our total commitments. Due to the held-for-sale presentation of the Dutch JV Entities at September 30, 2016, the amounts presented below do not include the maturities of the debt and capital lease obligations, contractual commitments or the related projected cash interest payments of these entities. For information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3 to our condensed consolidated financial statements.

	Payments due during:							Total
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter
	in millions

Debt (excluding interest)	$420.1	$1,974.7	$1,220.3	$564.5	$71.9	$5,525.5	$33,121.1	$42,898.1
Capital leases (excluding interest)	42.4	131.5	111.4	87.4	81.6	82.7	784.2	1,321.2
Programming commitments	255.0	964.7	836.3	424.0	174.1	48.6	21.7	2,724.4
Network and connectivity commitments	504.1	571.7	198.4	104.6	62.5	53.6	889.2	2,384.1
Purchase commitments	647.3	347.9	185.3	108.0	88.9	14.4	64.8	1,456.6
Operating leases	35.3	119.6	101.8	82.3	63.7	52.2	242.5	697.4
Other commitments	43.0	49.7	31.3	28.5	12.2	11.6	15.4	191.7
Total (a)	$1,947.2	$4,159.8	$2,684.8	$1,399.3	$554.9	$5,788.6	$35,138.9	$51,673.5
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$294.6	$1,827.4	$1,733.5	$1,722.3	$1,717.1	$1,602.8	$4,592.4	$13,490.1
LiLAC Group	37.9	372.6	370.6	368.5	350.1	297.3	370.9	2,167.9
Total	$332.5	$2,200.0	$2,104.1	$2,090.8	$2,067.2	$1,900.1	$4,963.3	$15,658.0
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2016 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($464.7 million at September 30, 2016, including $81.7 million related to CWC and its subsidiaries) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)	Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of

September 30, 2016. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 7 to our condensed consolidated financial statements. For information concerning our commitments, see note 13 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2016 and 2015, see note 4 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 2015 Annual Report on Form 10-K. The following discussion updates selected numerical information to September 30, 2016.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2016, $697.0 million or 71.3%, $103.9 million or 10.6% and $98.0 million or 10.0% of our consolidated cash balances were denominated in U.S. dollars, Chilean pesos and euros, respectively.

Foreign Currency Exchange Rates

The relationship between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	September 30, 2016	December 31, 2015
Spot rates:
Euro	0.8906	0.9203
British pound sterling	0.7710	0.6787
Swiss franc	0.9720	0.9997
Hungarian forint	275.21	290.85
Polish zloty	3.8283	3.9286
Czech koruna	24.067	24.867
Romanian lei	3.9632	4.1604
Chilean peso	656.85	708.60
Jamaican dollar	127.59	119.95

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Average rates:
Euro	0.8961	0.8992	0.8957	0.8968
British pound sterling	0.7616	0.6456	0.7193	0.6528
Swiss franc	0.9758	0.9651	0.9797	0.9536
Hungarian forint	278.79	280.67	279.65	277.25
Polish zloty	3.8891	3.7678	3.9040	3.7293
Czech koruna	24.221	24.353	24.221	24.551
Romanian lei	4.0002	3.9819	4.0181	3.9852
Chilean peso	661.52	677.25	679.85	640.03
Jamaican dollar	126.98	116.38	123.88	115.51

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2016, we effectively paid a fixed interest rate on 96% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the terms of these interest rate derivative instruments, see note 4 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £564 million ($732 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £75 million ($97 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency derivative contracts by approximately £39 million ($51 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2016:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint and Czech koruna relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €553 million ($621 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €287 million ($322 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Romanian lei relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €128 million ($144 million); and

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €105 million ($118 million).

Unitymedia Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2016, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency derivative contracts by approximately €245 million ($275 million).

Telenet Cross-currency Derivative Contracts and Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2016:

(i)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €107 million ($120 million); and

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €99 million ($111 million).

CWC Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2016, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the CWC cross-currency derivative contracts by approximately JMD 3.3 billion ($26 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2016, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 110.0 billion ($167 million).

ITV Collar

Holding all other factors constant, at September 30, 2016, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £73 million ($95 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2016, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥4.0 billion ($39 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2016. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 4 to our condensed consolidated financial statements. Consistent with the inclusion of CWC debt maturities and the related projected interest payments in our contractual commitments, as presented under "Material Changes in Financial Condition - Contractual Commitments" above, the table below includes the projected derivative cash flows associated with the debt of CWC. Additionally, as a result of the held-for-sale presentation of the debt and capital lease obligations of the Dutch JV Entities in our September 30, 2016 condensed consolidated balance sheet, the amounts presented below do not include projected derivative cash flows related to the Dutch JV Entities. For information regarding the held-for-sale presentation of the Dutch JV Entities, see note 3 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2016
		2017	2018	2019	2020	2021	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$(8.5)	$(61.3)	$3.1	$(14.7)	$(31.9)	$(13.8)	$(36.6)	$(163.7)
Principal-related (b)	5.5	138.5	—	5.8	201.0	(122.4)	(1,716.7)	(1,488.3)
Other (c)	(59.1)	(158.2)	(360.1)	(110.5)	(4.9)	—	(10.9)	(703.7)
Total Liberty Global Group	(62.1)	(81.0)	(357.0)	(119.4)	164.2	(136.2)	(1,764.2)	(2,355.7)
LiLAC Group:
Interest-related (a)	6.4	28.0	27.9	26.7	23.6	23.6	19.2	155.4
Principal-related (b)	—	—	—	4.0	—	—	48.4	52.4
Other (c)	0.6	(2.6)	—	—	—	—	—	(2.0)
Total LiLAC Group	7.0	25.4	27.9	30.7	23.6	23.6	67.6	205.8
Total	$(55.1)	$(55.6)	$(329.1)	$(88.7)	$187.8	$(112.6)	$(1,696.6)	$(2,149.9)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer, principal accounting officer and principal financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2016. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2016, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the risk factors described in our 2015 Annual Report on Form 10-K and our June 30, 2016 Quarter Report on Form 10-Q in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2016 through July 31, 2016:
Class A Liberty Global Shares	8,208,500	$30.26	8,208,500	(b)
Class C Liberty Global Shares	1,955,600	$29.88	1,955,600	(b)
August 1, 2016 through August 31, 2016:
Class A Liberty Global Shares	2,174,300	$31.92	2,174,300	(b)
Class C Liberty Global Shares	4,632,200	$30.89	4,632,200	(b)
September 1, 2016 through September 30, 2016:
Class A Liberty Global Shares	2,872,700	$33.15	2,872,700	(b)
Class C Liberty Global Shares	868,100	$31.76	868,100	(b)
Total — July 1, 2016 through September 30, 2016:
Class A Liberty Global Shares	13,255,500	$31.16	13,255,500	(b)
Class C Liberty Global Shares	7,455,900	$30.73	7,455,900	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At September 30, 2016, the remaining amount authorized for share repurchases was $2,393.3 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Fourth Supplemental Indenture, dated as of July 1, 2016, among Virgin Media, the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2016 (File No. 001-35961)).

4.2
Additional Facility AN Accession Agreement dated August 3, 2016 and entered into between, among others, UPC Financing Partnership and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2016 (File No. 001-35961)).

4.3
Senior Facilities Agreement dated March 5, 2015, among Ziggo Secured Finance B.V. as SPV Borrower, Ziggo Secured Finance Partnership as US SPV Borrower, The Bank of Nova Scotia as Facility Agent, the parties listed therein as Original Guarantors and Deutsche Trustee Company Limited as SPV Security Trustee and the Original Lender (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2016 (File No. 001-35961) (the August 2016 8-K)).

4.4
Ziggo Secured Finance B.V. Additional Facility C Accession Deed dated August 16, 2016 and entered into between, among others, Ziggo Secured Finance B.V. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the August 2016 8-K).

4.5
Ziggo Secured Finance Partnership Additional Facility D Accession Deed dated August 16, 2016 and entered into between, among others, Ziggo Secured Finance Partnership and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.3 to the August 2016 8-K).

4.6
Amendment Letter in relation to the Senior Facilities Agreement of January 27, 2014, dated September 14, 2016 from Amsterdamse Beheer-En Consultingmaatschappij B.V. as Parent to The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 20, 2016 (File No. 001-35961)).

4.7
Indenture dated September 23, 2016, among Ziggo Secured Finance B.V. as Issuer, Deutsche Trustee Company Limited as Trustee and Security Trustee, Deutsche Bank Trust Company Americas, as Dollar Paying Agent, Registrar and Transfer Agent, Deutsche Bank AG, London Branch, as Euro Paying Agent and Deutsche Bank Luxembourg S.A. as Euro Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed September 29, 2016 (File No. 001-35961) (the September 2016 8-K)).

4.8
Indenture dated September 23, 2016, among Ziggo Bond Finance B.V. as Issuer, Deutsche Trustee Company Limited as Trustee and Security Trustee, and Deutsche Bank Trust Company Americas as Paying Agent, Registrar and Transfer Agent (incorporated by reference to Exhibit 4.2 of the September 2016 8-K).

4.9
Joinder Agreement dated October 7, 2016, among Sable International Finance Limited and Coral-US Co-Borrower LLC, as Borrowers, the other Guarantors party thereto, The Bank of Nova Scotia as Administrative Agent and Security Trustee, and the financial institutions party thereto as Revolving Credit Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 13, 2016 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	November 3, 2016	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 3, 2016	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Co-Chief Financial Officer (Principal Financial Officer)

Dated:	November 3, 2016	/s/ BERNARD G. DVORAK
Bernard G. Dvorak Executive Vice President and Co-Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Fourth Supplemental Indenture, dated as of July 1, 2016, among Virgin Media, the Registrant and the Bank of New York Mellon as trustee to the Indenture, dated as of April 16, 2008, as amended and supplemented, for the Virgin Media 6.50% Convertible Senior Notes due 2016 (incorporated by reference to Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed August 4, 2016 (File No. 001-35961)).

4.2
Additional Facility AN Accession Agreement dated August 3, 2016 and entered into between, among others, UPC Financing Partnership and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 3, 2016 (File No. 001-35961)).

4.3
Senior Facilities Agreement dated March 5, 2015, among Ziggo Secured Finance B.V. as SPV Borrower, Ziggo Secured Finance Partnership as US SPV Borrower, The Bank of Nova Scotia as Facility Agent, the parties listed therein as Original Guarantors and Deutsche Trustee Company Limited as SPV Security Trustee and the Original Lender (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2016 (File No. 001-35961) (the August 2016 8-K)).

4.4
Ziggo Secured Finance B.V. Additional Facility C Accession Deed dated August 16, 2016 and entered into between, among others, Ziggo Secured Finance B.V. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the August 2016 8-K).

4.5
Ziggo Secured Finance Partnership Additional Facility D Accession Deed dated August 16, 2016 and entered into between, among others, Ziggo Secured Finance Partnership and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.3 to the August 2016 8-K).

4.6
Amendment Letter in relation to the Senior Facilities Agreement of January 27, 2014, dated September 14, 2016 from Amsterdamse Beheer-En Consultingmaatschappij B.V. as Parent to The Bank of Nova Scotia as Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 20, 2016 (File No. 001-35961)).

4.7
Indenture dated September 23, 2016, among Ziggo Secured Finance B.V. as Issuer, Deutsche Trustee Company Limited as Trustee and Security Trustee, Deutsche Bank Trust Company Americas, as Dollar Paying Agent, Registrar and Transfer Agent, Deutsche Bank AG, London Branch, as Euro Paying Agent and Deutsche Bank Luxembourg S.A. as Euro Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed September 29, 2016 (File No. 001-35961) (the September 2016 8-K)).

4.8
Indenture dated September 23, 2016, among Ziggo Bond Finance B.V. as Issuer, Deutsche Trustee Company Limited as Trustee and Security Trustee, and Deutsche Bank Trust Company Americas as Paying Agent, Registrar and Transfer Agent (incorporated by reference to Exhibit 4.2 of the September 2016 8-K).

4.9
Joinder Agreement dated October 7, 2016, among Sable International Finance Limited and Coral-US Co-Borrower LLC, as Borrowers, the other Guarantors party thereto, The Bank of Nova Scotia as Administrative Agent and Security Trustee, and the financial institutions party thereto as Revolving Credit Lenders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 13, 2016 (File No. 001-35961)).

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