Form 10-K/A
period 2016-12-31
Liberty Global plc
filed 2017-03-28
CIK 1570585

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2016 to revise the number of premises added to the network of our wholly-owned subsidiary, Virgin Media Inc. (Virgin Media), as part of Virgin Media’s Project Lightning new build initiative. In this regard, we previously disclosed that (i) during 2015 and 2016, we connected approximately 715,000 homes and commercial premises to Virgin Media’s two-way network (including technical upgrades in the United Kingdom (U.K.)) (the Virgin Media Added Homes) and (ii) during 2017, we expect to connect approximately 1.4 million additional homes and commercial premises (excluding upgrades) to our two-way networks attributed to the Liberty Global Group (the 2017 Liberty Global Group Added Homes), which includes Virgin Media’s two-way network. We are revising (a) the Virgin Media Added Homes amount from approximately 715,000 to 567,000 homes and commercial premises and (b) the 2017 Liberty Global Group Added Homes amount from approximately 1.4 million to a range of 1.3 million to 1.4 million additional homes and commercial premises (excluding upgrades). Accordingly, we hereby amend and replace in their entirety Part I, Item 1, Part II, Item 7 and Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2016. For additional information regarding our revision, see each of our Current Reports on Form 8-K/A furnished to the Securities and Exchange Commission on March 28, 2017. The foregoing Current Reports on Form 8-K/A shall not be deemed incorporated by reference into this Annual Report on Form 10-K/A.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and does not purport to reflect any information or events subsequent to the filing thereof.

LIBERTY GLOBAL PLC
AMENDMENT NO. 1 TO 2016 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

Page Number
PART I
Item 1.	Business	I-1

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	II-8

PART IV
Item 15.	Exhibits, Financial Statement Schedules	IV-1

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
Expansion and Acquisitions

We have expanded our broadband footprint through new build projects and strategically selected acquisitions. Our new build projects consist of network extension programs pursuant to which we connect additional homes and businesses to our broadband communications network (Network Extensions). Our investment in Network Extensions is critical not only for our business to grow, but also for the countries and communities in which we operate. The Network Extensions, together with upgrades to our existing networks and next generation customer premises equipment, provide our customers the means to enter the gigaworld society. During 2016, we initiated Network Extensions in the Germany, Chile, Central and Eastern Europe and certain other markets. During 2015 and 2016, we connected 567,000 homes and commercial premises to Virgin Media’s two-way network (including technical upgrades in the United Kingdom (U.K.)). During 2016, we connected approximately 1.0 million homes and commercial premises (including upgrades in Germany and Chile) to our two-way networks in the other markets mentioned above. Pursuant to Network Extensions, in 2017, we expect to (1) connect 1.3 million to 1.4 million additional homes and commercial premises (excluding upgrades) to our two-way networks attributed to the “Liberty Global Group” (as defined and described below) and (2) connect or upgrade approximately 450,000 additional homes and commercial premises to our two-way networks attributed to the “LiLAC Group” (as defined and described below). Depending on a variety of factors, however, including the financial and operations results of the earlier phases of our new build programs, any Network Extensions may be continued, modified or cancelled at our discretion. For further information on Network Extensions, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview included in Part II of this Annual Report.

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

Consolidated Operating Data - December 31, 2016

	Homes Passed (1)	Two-way Homes Passed (2)	Customer Relationships (3)	Total RGUs (4)	Video
					Basic Video Subscribers (5)	Enhanced Video Subscribers (6)	DTH Subscribers (7)	Total Video	Internet Subscribers (8)	Telephony Subscribers (9)	Mobile Subscribers (10)

Liberty Global Group:
United Kingdom	13,459,200	13,446,400	5,284,000	13,035,900	—	3,729,100	—	3,729,100	4,916,700	4,390,100	3,022,300
Germany	12,894,500	12,767,100	7,162,200	12,839,000	4,822,900	1,582,800	—	6,405,700	3,325,600	3,107,700	353,100
Belgium	2,987,600	2,987,600	2,149,300	4,874,600	284,600	1,732,900	—	2,017,500	1,601,700	1,255,400	2,991,900
Switzerland (11)	2,236,800	2,236,800	1,294,700	2,513,400	576,500	675,200	—	1,251,700	749,800	511,900	80,300
Austria	1,391,400	1,391,400	654,000	1,411,300	115,700	367,300	—	483,000	502,800	425,500	30,500
Ireland	852,300	807,500	454,700	1,020,700	29,700	275,100	—	304,800	363,500	352,400	17,900
Total Western Europe	33,821,800	33,636,800	16,998,900	35,694,900	5,829,400	8,362,400	—	14,191,800	11,460,100	10,043,000	6,496,000
Poland	3,157,600	3,094,900	1,439,200	2,954,100	209,600	1,004,900	—	1,214,500	1,105,100	634,500	5,300
Hungary	1,731,400	1,713,900	1,112,700	2,167,300	131,200	532,200	292,000	955,400	632,100	579,800	62,500
Romania	2,887,700	2,838,400	1,296,000	2,273,600	263,400	640,400	363,500	1,267,300	535,400	470,900	—
Czech Republic	1,480,000	1,446,700	714,000	1,233,000	143,400	354,800	111,500	609,700	473,900	149,400	—
Slovakia	587,800	564,800	274,500	458,400	28,500	143,800	72,800	245,100	128,000	85,300	—
Total Central and Eastern Europe	9,844,500	9,658,700	4,836,400	9,086,400	776,100	2,676,100	839,800	4,292,000	2,874,500	1,919,900	67,800
Total Liberty Global Group	43,666,300	43,295,500	21,835,300	44,781,300	6,605,500	11,038,500	839,800	18,483,800	14,334,600	11,962,900	6,563,800

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

PART II

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

Operations

At December 31, 2016, we owned and operated networks that passed 49,868,900 homes and served 50,159,700 revenue generating units (RGUs), consisting of 20,198,100 video subscribers, 16,357,500 broadband internet subscribers and 13,604,100 fixed-line telephony subscribers. In addition, at December 31, 2016, we served 10,256,800 mobile subscribers.

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

During 2015, we initiated a network extension program in the U.K., which was subsequently expanded to include Ireland. During 2016, we initiated network extension programs in Central and Eastern Europe, Germany, Chile and certain other markets. We collectively refer to these network extension programs as the “Network Extensions.” The Network Extensions will be completed in phases with priority given to the most accretive expansion opportunities. During 2015 and 2016, we connected 567,000 homes and commercial premises to Virgin Media’s two-way network (including technical upgrades in the U.K.). During 2016, we connected approximately one million homes and commercial premises (including upgrades in Germany and Chile) to our two-way networks in the other markets mentioned above. Pursuant to the Network Extensions, we expect in 2017 to (i) connect 1.3 million to 1.4 million additional homes and commercial premises (excluding upgrades) to our two-way networks attributed to the Liberty Global Group and (ii) connect or upgrade approximately 450,000 additional homes and commercial premises to our two-way networks attributed to the LiLAC Group. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-96 of our Annual Report on Form 10-K dated February 15, 2017.

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

(a) (3)    EXHIBITS

Listed below are the exhibits filed as part of this Annual Report on Form 10-K/A (according to the number assigned to them in Item 601 of Regulation S-K):

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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of President and Chief Executive Officer**
31.4	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)**
32 -- Section 1350 Certification†
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*    Filed with Registrant’s Form 10-K dated February 15, 2017
**     Filed herewith
†    Furnished with Registrant’s Form 10-K dated February 15, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	March 28, 2017	/s/ BRYAN H. HALL
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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of President and Chief Executive Officer**
31.4	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)**
32 -- Section 1350 Certification†
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*    Filed with Registrant’s Form 10-K dated February 15, 2017
**     Filed herewith
†    Furnished with Registrant’s Form 10-K dated February 15, 2017