Form 10-Q
period 2017-03-31
Liberty Global plc
filed 2017-05-08
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+44.208.483.6449 or 303.220.6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☑ Accelerated Filer ☐  Non-Accelerated Filer (Do not check if a smaller reporting company) ☐
Smaller Reporting Company  ☐ Emerging Growth Company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2017 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	237,159,433	11,139,184	609,043,649
LiLAC ordinary shares	49,599,951	1,946,579	120,698,676

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2017	December 31, 2016
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,636.7	$1,629.2
Trade receivables, net	1,796.4	1,906.5
Derivative instruments (note 5)	359.7	412.7
Prepaid expenses	255.7	209.4
Receivable from the VodafoneZiggo JV (note 4)	—	2,346.6
Other current assets:
Third-party	605.6	526.4
Related-party — VodafoneZiggo JV (note 4)	87.5	21.0
Total current assets	5,741.6	7,051.8
Investments and related note receivables (including $2,229.2 million and $2,057.2 million, respectively, measured at fair value on a recurring basis) (note 4)	6,613.9	6,483.7
Property and equipment, net (note 7)	21,403.8	21,110.2
Goodwill (note 7)	23,505.5	23,366.3
Intangible assets subject to amortization, net (note 7)	3,600.6	3,657.7
Other assets, net (note 5)	6,865.5	7,014.4
Total assets	$67,730.9	$68,684.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2017	December 31, 2016
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,208.3	$1,168.2
Deferred revenue and advance payments from subscribers and others	1,343.0	1,240.1
Current portion of debt and capital lease obligations (note 8)	2,967.5	2,775.1
Accrued capital expenditures	568.2	765.4
Accrued income taxes	379.6	457.9
Accrued interest	357.0	671.4
Other accrued and current liabilities (notes 5 and 12)	2,354.7	2,644.7
Total current liabilities	9,178.3	9,722.8
Long-term debt and capital lease obligations (note 8)	41,400.0	40,783.6
Other long-term liabilities (notes 5, 9, and 12)	3,351.7	3,445.7
Total liabilities	53,930.0	53,952.1
Commitments and contingencies (notes 3, 5, 8, 9, 14 and 16)
Equity (note 10):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 243,503,655 and 253,827,604 shares, respectively	2.4	2.5
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 11,139,184 and 10,805,850 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 617,227,678 and 634,391,072 shares, respectively	6.2	6.3
LiLAC Shares — Class A, $0.01 nominal value. Issued and outstanding 49,857,001 and 50,317,930 shares, respectively	0.5	0.5
LiLAC Shares — Class B, $0.01 nominal value. Issued and outstanding 1,946,579 and 1,888,323 shares, respectively	—	—
LiLAC Shares — Class C, $0.01 nominal value. Issued and outstanding 120,649,676 and 120,889,034 shares, respectively	1.2	1.2
Additional paid-in capital	16,553.1	17,578.2
Accumulated deficit	(3,759.7)	(3,454.8)
Accumulated other comprehensive loss, net of taxes	(132.0)	(372.4)
Treasury shares, at cost	(0.2)	(0.3)
Total Liberty Global shareholders	12,671.6	13,761.3
Noncontrolling interests	1,129.3	970.7
Total equity	13,800.9	14,732.0
Total liabilities and equity	$67,730.9	$68,684.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2017	2016
	in millions, except share and per share amounts

Revenue (notes 4 and 15)	$4,429.9	$4,588.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 14)	1,033.9	1,056.3
Other operating (note 11)	689.7	672.1
Selling, general and administrative (SG&A) (notes 11 and 14)	786.7	813.1
Depreciation and amortization (note 7)	1,322.2	1,435.5
Impairment, restructuring and other operating items, net (notes 3, 7 and 12)	28.2	24.4
	3,860.7	4,001.4
Operating income	569.2	586.6
Non-operating income (expense):
Interest expense	(547.5)	(619.3)
Realized and unrealized losses on derivative instruments, net (note 5)	(269.1)	(508.7)
Foreign currency transaction gains, net	78.9	339.0
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	94.4	(268.2)
Losses on debt modification and extinguishment, net (note 8)	(45.3)	(4.3)
Share of losses of affiliates, net (notes 4 and 11)	(15.4)	(27.9)
Other income, net	14.4	81.2
	(689.6)	(1,008.2)
Loss before income taxes	(120.4)	(421.6)
Income tax benefit (expense) (note 9)	(146.8)	48.9
Net loss	(267.2)	(372.7)
Net loss (earnings) attributable to noncontrolling interests	(53.0)	3.6
Net loss attributable to Liberty Global shareholders	$(320.2)	$(369.1)

Basic and diluted loss attributable to Liberty Global shareholders per share (notes 1 and 13):
Liberty Global Shares	$(0.33)	$(0.39)
LiLAC Shares	$(0.16)	$(0.88)

Weighted average ordinary shares outstanding - basic and diluted:
Liberty Global Shares	890,464,735	843,492,613
LiLAC Shares	172,743,854	43,933,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended
	March 31,
	2017	2016
	in millions

Net loss	$(267.2)	$(372.7)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	242.7	16.6
Pension-related adjustments and other	(2.8)	(3.6)
Other comprehensive earnings	239.9	13.0
Comprehensive loss	(27.3)	(359.7)
Comprehensive loss (earnings) attributable to noncontrolling interests	(52.5)	3.6
Comprehensive loss attributable to Liberty Global shareholders	$(79.8)	$(356.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2017, before effect of accounting change	$8.9	$1.7	$17,578.2	$(3,454.8)	$(372.4)	$(0.3)	$13,761.3	$970.7	$14,732.0
Accounting change (note 2)	—	—	—	15.3	—	—	15.3	—	15.3
Balance at January 1, 2017, as adjusted for accounting change	8.9	1.7	17,578.2	(3,439.5)	(372.4)	(0.3)	13,776.6	970.7	14,747.3
Net loss	—	—	—	(320.2)	—	—	(320.2)	53.0	(267.2)
Other comprehensive earnings, net of taxes	—	—	—	—	240.4	—	240.4	(0.5)	239.9
Fair value adjustment related to the CWC Acquisition (note 3)	—	—	—	—	—	—	—	117.1	117.1
Repurchase and cancellation of Liberty Global ordinary shares (note 10)	(0.3)	—	(1,019.8)	—	—	—	(1,020.1)	—	(1,020.1)
Share-based compensation (note 11)	—	—	33.3	—	—	—	33.3	—	33.3
Adjustments due to changes in subsidiaries’ equity and other, net	0.1	—	(38.6)	—	—	0.1	(38.4)	(11.0)	(49.4)
Balance at March 31, 2017	$8.7	$1.7	$16,553.1	$(3,759.7)	$(132.0)	$(0.2)	$12,671.6	$1,129.3	$13,800.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2017	2016
	in millions
Cash flows from operating activities:
Net loss	$(267.2)	$(372.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	39.0	69.0
Depreciation and amortization	1,322.2	1,435.5
Impairment, restructuring and other operating items, net	28.2	24.4
Amortization of deferred financing costs and non-cash interest	12.8	20.0
Realized and unrealized losses on derivative instruments, net	269.1	508.7
Foreign currency transaction gains, net	(78.9)	(339.0)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, including impact of dividends	(82.6)	268.2
Losses on debt modification and extinguishment, net	45.3	4.3
Share of losses of affiliates, net	15.4	27.9
Deferred income tax benefits	(36.7)	(118.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(287.9)	(437.1)
Net cash provided by operating activities	978.7	1,090.7

Cash flows from investing activities:
Distributions received from affiliates	1,569.4	—
Equalization payment related to the VodafoneZiggo JV Transaction	840.8	—
Capital expenditures	(624.8)	(637.1)
Investments in and loans to affiliates and others	(25.1)	(26.3)
Cash paid in connection with acquisitions, net of cash acquired	(3.3)	(1,341.2)
Other investing activities, net	3.9	77.1
Net cash provided (used) by investing activities	$1,760.9	$(1,927.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2017	2016
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(3,024.7)	$(1,593.6)
Borrowings of debt	2,664.1	2,642.0
Repurchase of Liberty Global ordinary shares	(959.6)	(191.6)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	(162.6)	—
Net cash paid related to derivative instruments	(150.5)	(32.0)
Payment of financing costs and debt premiums	(72.1)	(27.6)
Change in cash collateral	(5.6)	117.7
Net cash paid associated with call option contracts on Liberty Global ordinary shares	—	(97.8)
Other financing activities, net	(43.2)	(36.1)
Net cash provided (used) by financing activities	(1,754.2)	781.0

Effect of exchange rate changes on cash	22.1	54.2

Net increase (decrease) in cash and cash equivalents	1,007.5	(1.6)
Cash and cash equivalents:
Beginning of period	1,629.2	982.1
End of period	$2,636.7	$980.5

Cash paid for interest	$853.3	$819.6
Net cash paid for taxes	$216.2	$115.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at March 31, 2017 in more than 30 countries.

In Europe, we provide residential and business-to-business (B2B) services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), (ii) Germany through Unitymedia GmbH (Unitymedia), (iii) Belgium through Telenet Group Holding N.V. (Telenet), a 57.4%-owned subsidiary, and (iv) seven other European countries through UPC Holding B.V. (UPC Holding). In addition, through the December 31, 2016 completion of the VodafoneZiggo JV Transaction (as defined and described in note 4), we provided residential and B2B services in the Netherlands through VodafoneZiggo Group B.V., formerly known as Ziggo Group Holding B.V. and referred to herein as “Ziggo Group Holding”. Following the completion of the VodafoneZiggo JV Transaction, we own a 50% noncontrolling interest in the VodafoneZiggo JV (as defined in note 4), which provides video, broadband, mobile and B2B services in the Netherlands. Virgin Media, Unitymedia and UPC Holding are each wholly-owned subsidiaries of Liberty Global. The operations of Virgin Media, Unitymedia, Telenet, UPC Holding and, through December 31, 2016, Ziggo Group Holding are collectively referred to herein as the “European Division.”

Outside of Europe, we provide residential and B2B services in (i) 18 countries, predominantly in Latin America and the Caribbean, through our wholly-owned subsidiary Cable & Wireless Communications Limited (CWC), (ii) Chile through our wholly-owned subsidiary VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. CWC also provides (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. CWC owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas), Cable & Wireless Jamaica Limited (an 82.0%-owned entity that owns the majority of our operations in Jamaica) and Cable & Wireless Barbados Limited (an 81.1%-owned entity that owns the majority of our operations in Barbados). The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

Our share capital comprises (i) Class A, B and C Liberty Global ordinary shares (collectively, Liberty Global Shares) and (ii) Class A, B and C LiLAC ordinary shares (collectively, LiLAC Shares). The Liberty Global Shares and the LiLAC Shares are tracking shares. Tracking shares are intended by the issuing company to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. The Liberty Global Shares and the LiLAC Shares are intended to track the economic performance of the Liberty Global Group and the LiLAC Group, respectively (each as defined below). While the Liberty Global Group and the LiLAC Group have separate collections of businesses, assets and liabilities attributed to them, neither group is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements. Holders of tracking shares have no direct claim to the group’s assets and are not represented by separate boards of directors. Instead, holders of tracking shares are shareholders of the parent corporation, with a single board of directors, and are subject to all of the risks and liabilities of the parent corporation. We and our subsidiaries each continue to be responsible for our respective liabilities. Holders of Liberty Global Shares, LiLAC Shares and any other of our capital shares designated as ordinary shares from time to time will continue to be subject to risks associated with an investment in our company as a whole, even if a holder does not own both Liberty Global Shares and LiLAC Shares.

The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) LGE Coral Holdco Limited (LGE Coral) and its subsidiaries, which include CWC, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (iii) Lila Chile Holding B.V. (Lila Chile Holding), which is the parent entity of VTR Finance and (iv) LiLAC Communications Inc. (LiLAC Communications) and its subsidiaries, which include Liberty Puerto Rico. The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Ziggo Group Holding (through December 31, 2016), Unitymedia, Telenet, UPC Holding, our corporate entities (excluding LiLAC Communications) and certain other less significant entities.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

For additional information regarding our tracking share capital structure, including unaudited attributed financial information of the Liberty Global Group and the LiLAC Group, see Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2016 consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K, as amended (our 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2017.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of certain costs between programming and other direct costs of services, other operating and SG&A expenses.

(2)    Accounting Change and Recent Accounting Pronouncements

Accounting Change

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 was effective for annual reporting periods beginning after December 15, 2016. We adopted ASU 2016-09 on January 1, 2017. As a result of adopting this standard, we (i) recognized a cumulative effect adjustment to our accumulated deficit as of January 1, 2017 and (ii) retrospectively revised the presentation of our condensed consolidated statements of cash flows to remove the operating cash outflows and financing cash inflows associated with excess tax benefits from share-based compensation. The cumulative effect adjustment, which totaled $15.3 million, represents the tax effect of deductions in excess of the financial reporting expense for share-based compensation that were not previously recognized for financial reporting purposes as these tax benefits were not realized as a reduction of income taxes payable.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Recent Accounting Pronouncements

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU No. 2015-14, will replace existing revenue recognition guidance when it becomes effective for annual and interim reporting periods beginning after December 15, 2017. This new standard permits the use of either the retrospective or cumulative effect transition method. We will adopt ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. While we are continuing to evaluate the effect that ASU 2014-09 will have on our consolidated financial statements, we have identified a number of our current revenue recognition policies that will be impacted by ASU 2014-09, including the accounting for (i) time-limited discounts and free service periods provided to our customers and (ii) certain up-front fees charged to our customers. These impacts are discussed below:

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

•
When we enter into contracts to provide services to our customers, we often charge installation or other up-front fees. Under current accounting rules, installation fees related to services provided over our cable networks are recognized as revenue during the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs. Under ASU 2014-09, these fees will generally be deferred and recognized as revenue over the contractual period, or longer if the up-front fee results in a material renewal right.

As the above revenue recognition changes have offsetting impacts and both result in a relatively minor shift in the timing of revenue recognition, we currently do not expect ASU 2014-09 to have a material impact on our reported revenue.

ASU 2014-09 will also impact our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts.  Under our current policy, these costs are expensed as incurred unless the costs are in the scope of another accounting topic that allows for capitalization. Under ASU 2014-09, the upfront costs that are currently expensed as incurred will be recognized as assets and amortized to other operating expenses over a period that is consistent with the transfer to the customers of the goods or services to which the assets relate, which we have generally interpreted to be the expected life of the customer relationship. The impact of the accounting change for these costs will be dependent on numerous factors, including the number of new subscriber contracts added in any given period, but we expect the adoption of this accounting change will initially result in the deferral of a significant amount of operating and selling costs.

The ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09.

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing lease assets and lease liabilities on the balance sheet with additional disclosures about leasing arrangements. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach also includes a number of optional practical expedients an entity may elect to apply. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, we expect the adoption of this standard will increase the number of leases to be accounted for as capital leases in our consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

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

(3)   Acquisitions

Pending Acquisitions

SFR BeLux. On December 22, 2016, a subsidiary of Telenet entered into a definitive agreement to acquire Coditel Brabant sprl, operating under the SFR brand (SFR BeLux), for €400.0 million ($427.9 million) on a cash and debt free basis. SFR BeLux provides cable services to households and businesses in Brussels, Wallonia and Luxembourg and offers mobile services in Belgium through a mobile virtual network operator (MVNO) agreement with BASE, as defined and described below. Telenet intends to finance the acquisition of SFR BeLux through a combination of existing cash and cash equivalents and available liquidity under its revolving credit facilities. The transaction is subject to customary closing conditions, including approval from the relevant competition authorities, and is expected to close during the second half of 2017.

Multimedia. On October 18, 2016, our subsidiary UPC Polska SP Z.o.o. entered into a definitive agreement to acquire the cable business of Multimedia Polska S.A. (Multimedia), the third-largest cable operator in Poland, for cash consideration of PLN 3.0 billion ($758.6 million), which is equal to the enterprise value assigned to Multimedia for purposes of this transaction. We intend to finance the acquisition of Multimedia with existing liquidity. The final purchase price is subject to potential downward adjustments for the operational and financial performance of Multimedia prior to closing. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in late 2017 or early 2018.

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

In connection with the CWC Acquisition and an acquisition made by CWC in 2015, certain entities (the Carve-out Entities) that held licenses granted by the U.S. Federal Communications Commission (the FCC) were transferred to entities not controlled by our company or CWC. The arrangements with respect to the Carve-out Entities, which were executed in connection with the CWC Acquisition, contemplated that upon receipt of regulatory approval, we would acquire the Carve-out Entities.  On March 8, 2017, the FCC granted its approval for our acquisition of the Carve-out Entities.  Accordingly, on April 1, 2017, subsidiaries of CWC acquired the Carve-out Entities for an aggregate purchase price of $86.2 million. At March 31, 2017, the Carve-out Entities owed $148.8 million to a subsidiary of CWC.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
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

Cash and cash equivalents	$210.8
Other current assets	579.5
Property and equipment, net	2,975.7
Goodwill (a)	5,390.9
Intangible assets subject to amortization, net (b)	1,422.0
Other assets, net	621.4
Current portion of debt and capital lease obligations	(94.1)
Other accrued and current liabilities	(746.5)
Long-term debt and capital lease obligations	(3,305.4)
Other long-term liabilities	(801.5)
Noncontrolling interests (c)	(1,568.9)
Total purchase price (d)	$4,683.9
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

(d)
Excludes direct acquisition costs of $132.9 million, most of which were incurred during 2016. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

BASE. On February 11, 2016, Telenet acquired Telenet Group BVBA, formerly known as BASE Company NV (BASE), for a cash purchase price of €1,318.9 million ($1,494.3 million at the transaction date) (the BASE Acquisition). BASE is the third-largest mobile network operator in Belgium.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to (i) the CWC Acquisition and (ii) the BASE Acquisition as if they had been completed as of January 1, 2015. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Three months ended
March 31,
2016

Revenue (in millions):
Liberty Global Group	$4,358.5
LiLAC Group	911.3
Total	$5,269.8

Net earnings (loss) attributable to Liberty Global shareholders (in millions):
Liberty Global Shares	$(334.1)
LiLAC Shares	98.3
Total	$(235.8)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share:
Liberty Global Shares – basic and diluted	$(0.35)
LiLAC Shares:
Basic	$1.74
Diluted	$1.73

(4)   Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2017	December 31, 2016
	in millions
Equity (a):
VodafoneZiggo JV (b)	$4,151.8	$4,186.6
Other	133.8	142.7
Total — equity	4,285.6	4,329.3
Fair value:
ITV plc (ITV) — subject to re-use rights	1,094.1	1,015.4
Sumitomo Corporation (Sumitomo)	614.2	538.4
ITI Neovision S.A.	135.2	129.3
Lions Gate Entertainment Corp (Lionsgate)	127.4	128.6
Other	258.3	245.5
Total — fair value	2,229.2	2,057.2
Cost	99.1	97.2
Total	$6,613.9	$6,483.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

_______________

(a)	At March 31, 2017 and December 31, 2016, the aggregate carrying amounts of our equity method investments did not materially exceed our proportionate share of the respective investees’ net assets.

(b)
Amounts include a related-party note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $1,069.7 million and $1,054.7 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and requires €100.0 million ($107.0 million) of principal to be paid annually during the first three years of the agreement, with the remaining principal due on January 16, 2027. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. Interest accrued on the VodafoneZiggo JV Receivable during the first quarter of 2017 of $14.8 million was cash settled in March 2017.

Equity Method Investments

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended March 31,
	2017	2016
	in millions

VodafoneZiggo JV (a)	$1.3	$—
Other	14.1	27.9
Total	$15.4	$27.9
_______________

(a)
Amount includes the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. On December 31, 2016, pursuant to a Contribution and Transfer Agreement with Vodafone Group plc (Vodafone) and one of its wholly-owned subsidiaries, we and Liberty Global Europe Holding B.V., our wholly-owned subsidiary, contributed Ziggo Group Holding and its subsidiaries (including Liberty Global Netherlands Content B.V., referred to herein as “Ziggo Sport”) to VodafoneZiggo Group Holding B.V., a newly-formed entity that was formed as a 50:50 joint venture between Vodafone and Liberty Global (the “VodafoneZiggo JV”). Ziggo Sport, which became a subsidiary of Ziggo Group Holding during the fourth quarter of 2016, operates premium sports channels in the Netherlands. The VodafoneZiggo JV combined Ziggo Group Holding with Vodafone’s mobile business in the Netherlands (Vodafone NL) to create a national unified communications provider in the Netherlands with complementary strengths across video, broadband, mobile and B2B services (the VodafoneZiggo JV Transaction). As a result of the VodafoneZiggo JV Transaction, effective December 31, 2016 we no longer consolidate Ziggo Group Holding. We account for our 50% interest in the VodafoneZiggo JV, which has been attributed to the Liberty Global Group, as an equity method investment. We consider the VodafoneZiggo JV to be a related party.

On January 4, 2017, in connection with the completion of the VodafoneZiggo JV Transaction, we received cash of €2.2 billion ($2.4 billion at transaction date) comprising (i) a distribution reflecting our 50% share of the €2.8 billion ($2.9 billion at the transaction date) of net proceeds from the various debt financing arrangements entered into by certain subsidiaries of Ziggo Group Holding during the third quarter of 2016 and (ii) an equalization payment from Vodafone of €802.9 million ($840.8 million at the transaction date) that is subject to post-closing adjustments, which are expected to be finalized during the second quarter of 2017. At December 31, 2016, our right to receive this cash is reflected as a current receivable from the VodafoneZiggo JV in our condensed consolidated balance sheet. In addition, during the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV Transaction (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). Pursuant to the terms of the Framework Agreement, the ongoing services will be provided for a period of four to six years depending on the type of service, while transitional services will be provided for a period of not less than 12 months after which both parties shall be entitled to terminate based on specified notice periods. The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services it provides during the term of the Framework Agreement. During the three months ended March 31, 2017, we recorded revenue of $31.5 million related to the JV Services. In addition, at March 31, 2017, $87.5 million was due from the VodafoneZiggo JV, primarily related to (a) services performed under the Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VodafoneZiggo JV. This amount, which is periodically cash settled, is included in other current assets in our condensed consolidated balance sheet.

The summarized results of operations of the VodafoneZiggo JV for the three months ended March 31, 2017 are set forth below (in millions):

Revenue	$1,083.8
Loss before income taxes	$(43.6)
Net loss	$(30.6)

(5)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, (ii) increases in the interest rates on our variable-rate debt and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Czech koruna (CZK), the Hungarian forint (HUF), the Indian rupee (INR), the Jamaican dollar (JMD), the Philippine Peso (PHP), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2017			December 31, 2016
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$251.1	$1,990.5	$2,241.6	$337.5	$2,123.1	$2,460.6
LiLAC Group	9.1	125.5	134.6	6.9	139.0	145.9
Total cross-currency and interest rate derivative contracts (b)	260.2	2,116.0	2,376.2	344.4	2,262.1	2,606.5
Equity-related derivative instruments – Liberty Global Group (c)	73.8	373.4	447.2	37.1	486.9	524.0
Foreign currency forward and option contracts:
Liberty Global Group	24.7	8.3	33.0	30.7	14.1	44.8
LiLAC Group	0.6	—	0.6	0.3	—	0.3
Total foreign currency forward and option contracts	25.3	8.3	33.6	31.0	14.1	45.1
Other – Liberty Global Group	0.4	0.5	0.9	0.2	0.3	0.5
Total assets:
Liberty Global Group	350.0	2,372.7	2,722.7	405.5	2,624.4	3,029.9
LiLAC Group	9.7	125.5	135.2	7.2	139.0	146.2
Total	$359.7	$2,498.2	$2,857.9	$412.7	$2,763.4	$3,176.1

Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$217.2	$874.3	$1,091.5	$239.1	$999.6	$1,238.7
LiLAC Group	31.9	25.7	57.6	24.6	28.9	53.5
Total cross-currency and interest rate derivative contracts (b)	249.1	900.0	1,149.1	263.7	1,028.5	1,292.2
Equity-related derivative instruments – Liberty Global Group (c)	13.8	—	13.8	8.6	—	8.6
Foreign currency forward and option contracts:
Liberty Global Group	6.0	0.3	6.3	4.7	0.1	4.8
LiLAC Group	4.1	—	4.1	4.2	—	4.2
Total foreign currency forward and option contracts	10.1	0.3	10.4	8.9	0.1	9.0
Other – Liberty Global Group	—	—	—	—	0.1	0.1
Total liabilities:
Liberty Global Group	237.0	874.6	1,111.6	252.4	999.8	1,252.2
LiLAC Group	36.0	25.7	61.7	28.8	28.9	57.7
Total	$273.0	$900.3	$1,173.3	$281.2	$1,028.7	$1,309.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk in our fair value assessments. As of March 31, 2017 and December 31, 2016, (i) the fair values of our cross-currency and interest rate derivative contracts that represented assets have been reduced by credit risk valuation adjustments aggregating $3.7 million and $93.1 million, respectively, and (ii) the fair values of our cross-currency and interest rate derivative contracts that represented liabilities have been reduced by credit risk valuation adjustments aggregating $55.4 million and $71.5 million, respectively. The adjustments to our derivative positions relate to the credit risk associated with our and our counterparties’ nonperformance. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (as defined and described in note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $73.1 million and $21.4 million during the three months ended March 31, 2017 and 2016, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect ITV shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to a portion of the shares of Sumitomo held by our company and (iii) the prepaid forward transaction (the Lionsgate Forward) with respect to 2.5 million of the shares of Lionsgate held by our company. The fair values of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2017	2016
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(153.8)	$(635.4)
LiLAC Group	(25.5)	(137.6)
Total cross-currency and interest rate derivative contracts	(179.3)	(773.0)
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	(53.2)	205.4
Sumitomo Collar	(23.5)	68.7
Lionsgate Forward	0.5	18.7
Other	(5.8)	0.4
Total equity-related derivative instruments	(82.0)	293.2
Foreign currency forward contracts:
Liberty Global Group	(6.5)	(21.7)
LiLAC Group	(1.8)	(7.1)
Total foreign currency forward contracts	(8.3)	(28.8)
Other – Liberty Global Group	0.5	(0.1)

Total Liberty Global Group	(241.8)	(364.0)
Total LiLAC Group	(27.3)	(144.7)
Total	$(269.1)	$(508.7)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
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

	Three months ended
	March 31,
	2017	2016
	in millions
Operating activities:
Liberty Global Group	$92.9	$9.7
LiLAC Group	(10.7)	7.5
Total operating activities	82.2	17.2
Investing activities – LiLAC Group	(1.2)	—
Financing activities – Liberty Global Group	(150.5)	(32.0)
Total cash inflow (outflow):
Liberty Global Group	(57.6)	(22.3)
LiLAC Group	(11.9)	7.5
Total	$(69.5)	$(14.8)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At March 31, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,694.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2017, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual life of our cross-currency swap contracts at March 31, 2017:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		5.8
	$8,933.0		£5,844.3	(a) (b)	6.5
	£30.3		$50.0	(a)	2.5

UPC Holding	$2,390.0		€1,973.7		6.7
	$1,000.0	CHF	922.0	(b)	6.9
	€379.2		$425.0	(a)	7.4
	€2,415.2	CHF	2,781.0		5.2
	€418.5	CZK	11,521.8		3.3
	€488.0	HUF	138,437.5		4.8
	€851.6	PLN	3,604.5		4.5
	€191.0	RON	490.0		4.8

Unitymedia	$2,450.0		€1,799.0		5.8

Telenet	$1,500.0		€1,330.4		7.5
	€743.3		$850.0	(a)	7.3

CWC	$108.3	JMD	13,817.5		5.8
	£146.7		$194.3		2.0

VTR Finance	$1,400.0	CLP	951,390.0		4.8
_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At March 31, 2017, the total U.S. dollar equivalents of the notional amounts of these derivative instruments for the Virgin Media, UPC Holding and Telenet borrowing groups were $633.7 million, $405.9 million and $795.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2017. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Derivative Contracts

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual life of our interest rate swap contracts at March 31, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media (a)	$8,189.1	4.2

UPC Holding	$4,471.3	6.3

Unitymedia	$286.9	5.8

Telenet (a)	$5,470.7	5.7

CWC	$1,100.0	5.8

Liberty Puerto Rico	$675.0	4.0

_______________

(a)	Includes forward-starting derivative instruments.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual life of our basis swap contracts at March 31, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$3,400.0	0.7

UPC Holding	$2,150.0	0.8

Telenet	$1,500.0	0.7

CWC	$1,100.0	0.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2017, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $1,433.4 million and $1,214.2 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Increase (decrease) to borrowing costs at March 31, 2017 (a)

Virgin Media	0.11%
Telenet	(0.16)%
Unitymedia	(0.29)%
UPC Holding	0.43%
CWC	0.45%
VTR Finance	(0.52)%
Liberty Puerto Rico	0.96%

_______________

(a)	Represents the effect of derivative instruments in effect at March 31, 2017 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2017, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $1,648.2 million.

(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the Sumitomo Share Loan, as defined and described below. The reported fair values of these investments and instruments as of March 31, 2017 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative and certain debt instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During the three months ended March 31, 2017, no such transfers were made.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
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

During the second quarter of 2016, one of our subsidiaries entered into a securities lending arrangement (the Sumitomo Share Loan), pursuant to which we borrowed shares of Sumitomo. As the primary input for this recurring fair value measurement is the quoted market price of the borrowed shares of Sumitomo, we believe this valuation falls under Level 1 of the fair value hierarchy.

The recurring fair value measurement of our equity-related derivative instruments are based on binomial option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend yields and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange-traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations over the terms of the derivative instruments, we have determined that these valuations fall under Level 3 of the fair value hierarchy. At March 31, 2017, the valuations of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward were not significantly impacted by forecasted volatilities.

In order to manage our interest rate and foreign currency exchange risk, we have entered into (i) various derivative instruments and (ii) certain instruments that we classify as debt, as further described in notes 5 and 8, respectively. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Effective January 1, 2017, we incorporated a Monte Carlo based approach into our calculation of the value assigned to the risk that we or our counterparties will default on our respective derivative obligations. Previously, we used a static calculation derived from our most current mark-to-market valuation to calculate the impact of counterparty credit risk. The adoption of a Monte Carlo based approach did not have a material impact on the overall fair value of our derivative instruments. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Due to the lack of Level 2 inputs for the valuation of the U.S. dollar to Jamaican dollar cross-currency swaps held by Sable, we believe this valuation falls under Level 3 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments, acquisition accounting and the accounting for our initial investment in the VodafoneZiggo JV. These nonrecurring valuations include the valuation of reporting units, customer relationship and other intangible assets, property and equipment, the implied value of goodwill and the valuation of our initial investment in the VodafoneZiggo JV. The valuation of private reporting

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

units and our initial investment in the VodafoneZiggo JV is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. With the exception of valuations performed in connection with updates to the acquisition accounting for the CWC Acquisition, we did not perform significant nonrecurring fair value measurements during the three months ended March 31, 2017.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2017 using:
Description	March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,376.2	$—	$2,376.2	$—
Equity-related derivative instruments	447.2	—	—	447.2
Foreign currency forward and option contracts	33.6	—	33.6	—
Other	0.9	—	0.9	—
Total derivative instruments	2,857.9	—	2,410.7	447.2
Investments	2,229.2	1,835.7	—	393.5
Total assets	$5,087.1	$1,835.7	$2,410.7	$840.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,149.1	$—	$1,134.3	$14.8
Equity-related derivative instruments	13.8	—	—	13.8
Foreign currency forward and option contracts	10.4	—	10.4	—
Total derivative liabilities	1,173.3	—	1,144.7	28.6
Debt	639.8	245.9	393.9	—
Total liabilities	$1,813.1	$245.9	$1,538.6	$28.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

		Fair value measurements at December 31, 2016 using:
Description	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,606.5	$—	$2,606.5	$—
Equity-related derivative instruments	524.0	—	—	524.0
Foreign currency forward and option contracts	45.1	—	45.1	—
Other	0.5	—	0.5	—
Total derivative instruments	3,176.1	—	2,652.1	524.0
Investments	2,057.2	1,682.4	—	374.8
Total assets	$5,233.3	$1,682.4	$2,652.1	$898.8

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,292.2	$—	$1,281.5	$10.7
Equity-related derivative instruments	8.6	—	—	8.6
Foreign currency forward and option contracts	9.0	—	9.0	—
Other	0.1	—	0.1	—
Total derivative instruments	1,309.9	—	1,290.6	19.3
Debt	344.4	215.5	128.9	—
Total liabilities	$1,654.3	$215.5	$1,419.5	$19.3

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net asset (liability) at January 1, 2017	$374.8	$(10.7)	$515.4	$879.5
Gains (losses) included in net loss (a):
Realized and unrealized losses on derivative instruments, net	—	(4.1)	(82.0)	(86.1)
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	9.8	—	—	9.8
Additions	22.3	—	—	22.3
Foreign currency translation adjustments, dividends and other, net	(13.4)	—	—	(13.4)
Balance of net asset (liability) at March 31, 2017	$393.5	$(14.8)	$433.4	$812.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

_______________

(a)	Most of these net losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2017.

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2017	December 31, 2016
	in millions
Distribution systems:
Liberty Global Group	$21,970.7	$21,249.9
LiLAC Group	3,573.5	3,522.0
Total	25,544.2	24,771.9
Customer premises equipment:
Liberty Global Group	5,125.0	4,829.9
LiLAC Group	1,210.9	1,205.4
Total	6,335.9	6,035.3
Support equipment, buildings and land:
Liberty Global Group	4,512.4	4,385.5
LiLAC Group	1,115.3	954.8
Total	5,627.7	5,340.3
Total property and equipment, gross:
Liberty Global Group	31,608.1	30,465.3
LiLAC Group	5,899.7	5,682.2
Total	37,507.8	36,147.5
Accumulated depreciation:
Liberty Global Group	(14,137.1)	(13,216.0)
LiLAC Group	(1,966.9)	(1,821.3)
Total	(16,104.0)	(15,037.3)
Total property and equipment, net:
Liberty Global Group	17,471.0	17,249.3
LiLAC Group	3,932.8	3,860.9
Total	$21,403.8	$21,110.2

During the three months ended March 31, 2017 and 2016, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $628.5 million and $438.9 million, respectively, which exclude related VAT of $98.4 million and $61.1 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the three months ended March 31, 2017 and 2016, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $32.3 million and $27.9 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2017 are set forth below:

	January 1, 2017	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2017
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$7,412.3	$4.6	$117.9	$7,534.8
Belgium	2,032.7	—	28.8	2,061.5
Germany	3,013.2	—	42.9	3,056.1
Switzerland/Austria	3,443.4	—	57.6	3,501.0
Total Western Europe	15,901.6	4.6	247.2	16,153.4
Central and Eastern Europe	1,144.4	0.1	35.5	1,180.0
Total European Division	17,046.0	4.7	282.7	17,333.4
Corporate and other	17.7	—	—	17.7
Total Liberty Global Group	17,063.7	4.7	282.7	17,351.1
LiLAC Group:
LiLAC Division:
CWC	5,506.1	(153.4)	(0.8)	5,351.9
Chile	397.9	—	6.0	403.9
Puerto Rico	277.7	—	—	277.7
Total LiLAC Division	6,181.7	(153.4)	5.2	6,033.5
Corporate and other (a)	120.9	—	—	120.9
Total LiLAC Group	6,302.6	(153.4)	5.2	6,154.4
Total	$23,366.3	$(148.7)	$287.9	$23,505.5

_______________

(a)	Represents enterprise-level goodwill that is allocated to our Puerto Rico segment for purposes of our impairment tests.

Based on the results of our October 1, 2016 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of any of CWC’s reporting units could result in the need to record a goodwill impairment charge. If, among other factors, (i) the equity values of the LiLAC Group were to remain depressed or decline further or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause CWC’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$5,239.1	$(3,287.1)	$1,952.0	$5,499.4	$(3,404.5)	$2,094.9
LiLAC Group	1,416.5	(155.4)	1,261.1	1,303.3	(160.1)	1,143.2
Total	6,655.6	(3,442.5)	3,213.1	6,802.7	(3,564.6)	3,238.1
Other:
Liberty Global Group	485.5	(168.0)	317.5	478.3	(150.0)	328.3
LiLAC Group	83.2	(13.2)	70.0	99.0	(7.7)	91.3
Total	568.7	(181.2)	387.5	577.3	(157.7)	419.6
Total intangible assets subject to amortization, net:
Liberty Global Group	5,724.6	(3,455.1)	2,269.5	5,977.7	(3,554.5)	2,423.2
LiLAC Group	1,499.7	(168.6)	1,331.1	1,402.3	(167.8)	1,234.5
Total	$7,224.3	$(3,623.7)	$3,600.6	$7,380.0	$(3,722.3)	$3,657.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

(8)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2017					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
		in millions
Liberty Global Group:
VM Notes	5.54%	—	$—	$9,552.5	$9,311.0	$9,160.0	$9,041.0
VM Credit Facilities	3.72%	(d)	846.6	4,535.7	4,531.5	4,516.4	4,505.5
Unitymedia Notes	5.00%	—	—	7,844.9	7,679.7	7,489.9	7,419.3
Unitymedia Revolving Credit Facilities	—	€500.0	534.9	—	—	—	—
UPC Broadband Holding Bank Facility	3.51%	€990.1	1,059.2	2,803.5	2,811.9	2,791.8	2,782.8
UPCB SPE Notes	4.88%	—	—	1,807.7	1,783.7	1,781.8	1,772.8
UPC Holding Senior Notes	6.59%	—	—	1,574.1	1,569.8	1,473.2	1,451.5
Telenet Credit Facility	3.56%	€545.0	583.0	3,215.7	3,210.0	3,211.5	3,187.5
Telenet SPE Notes	5.76%	—	—	1,411.7	1,383.9	1,315.7	1,297.3
Vendor financing (e)	3.70%	—	—	2,312.1	2,284.5	2,312.1	2,284.5
ITV Collar Loan	1.35%	—	—	1,347.2	1,323.7	1,357.5	1,336.2
Derivative-related debt instruments (f)	3.61%	—	—	797.6	450.7	741.7	426.3
Sumitomo Collar Loan	1.88%	—	—	521.2	499.7	511.6	488.2
Other (g)	3.71%	—	—	608.8	558.7	614.5	564.5
Total Liberty Global Group	4.52%		3,023.7	38,332.7	37,398.8	37,277.7	36,557.4
LiLAC Group:
CWC Notes	7.31%	—	—	2,346.6	2,319.6	2,184.0	2,181.1
CWC Credit Facilities	5.09%	$756.5	756.5	1,499.3	1,427.9	1,486.9	1,411.9
VTR Finance Senior Secured Notes	6.88%	—	—	1,463.9	1,463.9	1,400.0	1,400.0
VTR Credit Facility	—	(h)	226.6	—	—	—	—
Liberty Puerto Rico Bank Facility	5.14%	$40.0	40.0	939.5	935.2	942.5	942.5
Vendor financing (e)	5.03%	—	—	55.8	48.9	55.8	48.9
Total LiLAC Group	6.31%		1,023.1	6,305.1	6,195.5	6,069.2	5,984.4
Total debt before unamortized premiums, discounts and deferred financing costs	4.77%		$4,046.8	$44,637.8	$43,594.3	$43,346.9	$42,541.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

The following table provides a reconciliation of total debt before unamortized premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	March 31, 2017	December 31, 2016
	in millions

Total debt before unamortized premiums, discounts and deferred financing costs	$43,346.9	$42,541.8
Unamortized premiums, net of discounts	37.5	44.5
Unamortized deferred financing costs	(278.2)	(270.4)
Total carrying amount of debt	43,106.2	42,315.9
Capital lease obligations (i)	1,261.3	1,242.8
Total debt and capital lease obligations	44,367.5	43,558.7
Current maturities of debt and capital lease obligations	(2,967.5)	(2,775.1)
Long-term debt and capital lease obligations	$41,400.0	$40,783.6

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2017 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.91% (including 4.62% for the Liberty Global Group and 6.63% for the LiLAC Group) at March 31, 2017. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2017 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2017, based on the applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table, for each facility that is subject to limitations on borrowing availability, we present (i) the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below assume no changes from March 31, 2017 borrowing levels and are based on the applicable covenant and other limitations in effect within each borrowing group at March 31, 2017, both before and after considering the impact of the completion of the March 31, 2017 compliance requirements. For information regarding certain refinancing transactions completed subsequent to March 31, 2017 that could have an impact on unused borrowing capacity and/or the availability to be borrowed, loaned or distributed, see note 16.

	Limitation on availability
	March 31, 2017		Upon completion of relevant March 31, 2017 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
CWC Credit Facilities (1)	$612.5	$612.5	$612.5	$612.5

Limitation on availability to be loaned or distributed by:
Virgin Media	£675.0	$846.6	£618.8	$776.1
Unitymedia	€218.2	$233.4	€225.4	$241.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

_______________

(1)	The limitation on availability under the CWC Credit Facilities reflects letters of credit issued in connection with certain pension obligations.

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

(d)	Unused borrowing capacity under the VM Credit Facilities relates to a multi-currency revolving facility with maximum borrowing capacity equivalent to £675.0 million ($846.6 million).

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

(f)	Represents amounts associated with certain derivative-related borrowing instruments, including $393.9 million carried at fair value. For information regarding fair value hierarchies, see note 6.

(g)
The March 31, 2017 balance includes (i) $245.9 million associated with the Sumitomo Share Loan, which is carried at fair value, and (ii) $131.7 million of debt collateralized by certain trade receivables of Virgin Media. For information regarding fair value hierarchies, see note 6.

(h)
The VTR Credit Facility is the senior secured credit facility of VTR and certain of its subsidiaries and comprises a $160.0 million facility and a CLP 44.0 billion ($66.6 million) facility, each of which were undrawn at March 31, 2017.

(i)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	March 31, 2017	December 31, 2016
	in millions
Liberty Global Group:
Unitymedia	$661.6	$657.0
Telenet	387.1	374.0
Virgin Media	84.1	91.2
Other subsidiaries	107.8	98.9
Total Liberty Global Group	1,240.6	1,221.1
LiLAC Group:
CWC	20.0	20.8
VTR	0.6	0.7
Liberty Puerto Rico	0.1	0.2
Total LiLAC Group	20.7	21.7
Total capital lease obligations	$1,261.3	$1,242.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Refinancing Transactions - General Information

We have completed various refinancing transactions during the first three months of 2017. Unless otherwise noted, the terms and conditions of the notes and credit facilities entered into are largely consistent with those of our existing notes and credit facilities with regard to covenants, events of default and change of control provisions, among other items. For information concerning the general terms and conditions of our debt, see note 10 to the consolidated financial statements included in our 10-K.

Virgin Media Refinancing Transactions

In January 2017, Virgin Media Secured Finance PLC (Virgin Media Secured Finance), a wholly-owned subsidiary of Virgin Media, issued £675.0 million ($846.6 million) principal amount of 5.0% senior secured notes due April 15, 2027 (the April 2027 VM Senior Secured Notes). The net proceeds from the April 2027 VM Senior Secured Notes were used to redeem in full the £640.0 million ($802.7 million) outstanding principal amount under the April 2021 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment, net, of $39.9 million. This loss includes (i) the payment of $32.6 million of redemption premium and (ii) the write-off of $7.3 million of deferred financing costs.

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

In February 2017, Virgin Media SFA Finance Limited, a wholly-owned subsidiary of Virgin Media, entered into a new £865.0 million ($1,084.9 million) term loan facility (VM Facility J). VM Facility J matures on January 31, 2026, bears interest at a rate of LIBOR + 3.50% and is subject to a LIBOR floor of 0.0%. The net proceeds from VM Facility J were used to prepay in full the £849.4 million ($1,065.3 million) outstanding principal amount under VM Facility E. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment, net, of $2.4 million. This loss includes (i) the write-off of $2.0 million of deferred financing costs and (ii) the write-off of $0.4 million of unamortized discount.

In February 2017, Virgin Media Secured Finance launched an offer (the Exchange Offer) to exchange the January 2021 VM Sterling Senior Secured Notes for new senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes). The Exchange Offer was consummated on March 21, 2017 and £521.3 million ($653.8 million) aggregate principal amount of the January 2021 VM Sterling Senior Secured Notes were exchanged for £521.3 million ($653.8 million) aggregate principal amount of the 2025 VM Sterling Senior Secured Notes. Interest on the 2025 VM Sterling Senior Secured Notes will initially accrue at a rate of 6.0% up to January 15, 2021 and at a rate of 11.0% thereafter. The January 2021 VM Sterling Senior Secured Notes were exchanged for the 2025 VM Sterling Senior Secured Notes in a non-cash transaction, other than the payment of accrued and unpaid interest on the exchanged January 2021 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a gain on debt modification and extinguishment, net, of $5.7 million. This gain includes (i) the write-off of $7.0 million of unamortized premium and (ii) the payment of $1.3 million of third-party costs.

Subject to the circumstances described below, the 2025 VM Sterling Senior Secured Notes are non-callable until January 15, 2021. At any time prior to January 15, 2021, Virgin Media Secured Finance may redeem some or all of the 2025 VM Sterling Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2021 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Virgin Media Secured Finance may redeem some or all of the 2025 VM Sterling Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing January 15:
2021	105.000%
2022	102.500%
2023 and thereafter	100.000%

UPC Broadband Holding Refinancing Transaction

In February 2017, UPC Financing Partnership, a wholly-owned subsidiary of UPC Holding, entered into a new $2,150.0 million term loan facility (UPC Facility AP). UPC Facility AP was issued at 99.75% of par, matures on April 15, 2025, bears interest at a rate of LIBOR + 2.75% and is subject to a LIBOR floor of 0.0%. The net proceeds from UPC Facility AP, in conjunction with existing cash, were used to prepay in full the $2,150.0 million outstanding principal amount under UPC Facility AN. In connection with these transactions, UPC Broadband Holding B.V. (UPC Broadband Holding) recognized a loss on debt modification and extinguishment, net, of $8.9 million. This loss includes (i) the write-off of $5.8 million of deferred financing costs and (ii) the write-off of $3.1 million of unamortized discount.

For information regarding a refinancing transaction completed by a subsidiary of Telenet subsequent to March 31, 2017, see note 16.
Maturities of Debt and Capital Lease Obligations
Maturities of our debt and capital lease obligations as of March 31, 2017 are presented below (U.S. dollar equivalents based on March 31, 2017 exchange rates) for the named entity and its subsidiaries, unless otherwise noted:

Debt:

	Liberty Global Group
	Virgin Media	Unitymedia	UPC Holding (a)	Telenet (b)	Other	Total Liberty Global Group
	in millions
Year ending December 31:
2017 (remainder of year)	$908.4	$228.0	$690.8	$73.2	$540.0	$2,440.4
2018	156.0	34.8	161.7	20.7	1,120.8	1,494.0
2019	108.8	7.7	1.2	18.1	307.9	443.7
2020	78.0	7.3	2.7	12.0	27.6	127.6
2021	626.2	6.9	4.2	10.6	245.9	893.8
2022	395.3	569.8	642.9	492.2	27.6	2,127.8
Thereafter	12,909.0	7,271.1	5,405.0	4,119.7	—	29,704.8
Total debt maturities	15,181.7	8,125.6	6,908.5	4,746.5	2,269.8	37,232.1
Unamortized premiums (discounts), net	8.7	—	(11.8)	—	(34.0)	(37.1)
Unamortized deferred financing costs	(115.1)	(49.5)	(32.9)	(38.6)	(1.0)	(237.1)
Total debt	$15,075.3	$8,076.1	$6,863.8	$4,707.9	$2,234.8	$36,957.9
Current portion	$1,068.6	$261.9	$851.6	$86.0	$430.9	$2,699.0
Noncurrent portion	$14,006.7	$7,814.2	$6,012.2	$4,621.9	$1,803.9	$34,258.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

		LiLAC Group
	Total Liberty Global Group	CWC	VTR	Liberty Puerto Rico	Total LiLAC Group	Total Liberty Global
		in millions
Year ending December 31:
2017 (remainder of year)	$2,440.4	$51.3	$55.8	$—	$107.1	$2,547.5
2018	1,494.0	55.1	—	—	55.1	1,549.1
2019	443.7	247.6	—	—	247.6	691.3
2020	127.6	38.7	—	—	38.7	166.3
2021	893.8	1,384.3	—	—	1,384.3	2,278.1
2022	2,127.8	1,874.3	—	765.0	2,639.3	4,767.1
Thereafter	29,704.8	19.6	1,400.0	177.5	1,597.1	31,301.9
Total debt maturities	37,232.1	3,670.9	1,455.8	942.5	6,069.2	43,301.3
Unamortized premiums (discounts), net	(37.1)	81.7	—	(7.1)	74.6	37.5
Unamortized deferred financing costs	(237.1)	(9.5)	(24.1)	(7.5)	(41.1)	(278.2)
Total debt	$36,957.9	$3,743.1	$1,431.7	$927.9	$6,102.7	$43,060.6
Current portion	$2,699.0	$82.5	$55.8	$—	$138.3	$2,837.3
Noncurrent portion	$34,258.9	$3,660.6	$1,375.9	$927.9	$5,964.4	$40,223.3
_______________

(a)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior and senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2017 (remainder of year)	$59.7	$54.5	$26.9	$23.7	$164.8	$5.4	$170.2
2018	79.3	65.2	15.5	24.6	184.6	12.7	197.3
2019	78.8	56.1	7.5	18.3	160.7	2.2	162.9
2020	78.5	53.1	4.7	12.9	149.2	1.3	150.5
2021	78.4	51.1	4.4	10.1	144.0	0.1	144.1
2022	78.4	52.7	3.8	6.3	141.2	—	141.2
Thereafter	618.6	182.0	168.1	33.6	1,002.3	—	1,002.3
Total principal and interest payments	1,071.7	514.7	230.9	129.5	1,946.8	21.7	1,968.5
Amounts representing interest	(410.1)	(127.6)	(146.8)	(21.7)	(706.2)	(1.0)	(707.2)
Present value of net minimum lease payments	$661.6	$387.1	$84.1	$107.8	$1,240.6	$20.7	$1,261.3
Current portion	$29.6	$44.8	$27.1	$21.9	$123.4	$6.8	$130.2
Noncurrent portion	$632.0	$342.3	$57.0	$85.9	$1,117.2	$13.9	$1,131.1

Non-cash Financing Transactions

During the three months ended March 31, 2017 and 2016, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $2,800.5 million and $113.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

(9)    Income Taxes

Income tax benefit (expense) attributable to our loss before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended
	March 31,
	2017	2016
	in millions

Computed “expected” tax benefit (a)	$23.2	$84.3
Change in valuation allowances (b):
Expense	(81.9)	(233.6)
Benefit	23.8	133.7
Non-deductible or non-taxable foreign currency exchange results (b):
Expense	(58.5)	(1.3)
Benefit	1.9	18.6
Non-deductible or non-taxable interest and other items (b):
Expense	(69.7)	(22.1)
Benefit	13.1	9.9
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Expense	(14.0)	(23.7)
Benefit	0.4	11.3
Enacted tax law and rate change	9.7	(4.2)
Recognition of previously unrecognized tax benefits	3.6	15.0
International rate differences (b) (c):
Benefit	35.8	35.2
Expense	(31.7)	(6.6)
Tax effect of intercompany financing	—	38.1
Other, net	(2.5)	(5.7)
Total income tax benefit (expense)	$(146.8)	$48.9
_______________

(a)
The statutory or “expected” tax rates are U.K. rates of 19.25% for the 2017 period and 20.0% for the 2016 period. The statutory rate for the 2017 period represents the blended rate that will be in effect for the year ended December 31, 2017 based on the 20.0% statutory rate that will be in effect for the first quarter of 2017 and the 19.0% statutory rate that will be in effect for the remainder of 2017.

(b)	Country jurisdictions giving rise to income tax benefits are grouped together and shown separately from country jurisdictions giving rise to income tax expenses.

(c)	Amounts reflect adjustments (either a benefit or an expense) to the “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K.

At March 31, 2017, our unrecognized tax benefits of $604.4 million included $491.3 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

We are currently undergoing income tax audits in Austria, Chile, the Czech Republic, Germany, the Netherlands, Panama, Poland, Trinidad and Tobago, the U.S. and certain other jurisdictions within the Caribbean and Latin America. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. In Chile, adjustments received from the tax authorities for the tax years 2011 and 2012 are in dispute. We have appealed these adjustments to the Chilean tax court. Also in Chile, we recorded an income tax receivable in connection with the expected utilization of certain net operating loss carryforwards upon the completion of a merger transaction of two indirect subsidiaries of Liberty Global. We are engaged in an ongoing examination by tax authorities in Chile in connection with this receivable and were notified during the third quarter of 2016 that approximately 48% of our claim has been agreed by the tax authorities. We intend to pursue the payment of the remaining portion of this receivable through all available methods. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities as well as expiration of statutes of limitation could result in reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2017. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

(10)    Equity

A summary of the changes in our share capital during the three months ended March 31, 2017 is set forth in the table below:

	Liberty Global Shares				LiLAC Shares
	Class A	Class B	Class C	Total	Class A	Class B	Class C	Total
	in millions
Balance at January 1, 2017	$2.5	$0.1	$6.3	$8.9	$0.5	$—	$1.2	$1.7
Repurchase and cancellation of Liberty Global ordinary shares	(0.1)	—	(0.2)	(0.3)	—	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	0.1	0.1	—	—	—	—
Balance at March 31, 2017	$2.4	$0.1	$6.2	$8.7	$0.5	$—	$1.2	$1.7

The following table provides details of our share repurchases during the three months ended March 31, 2017:

	Class A ordinary shares		Class C ordinary shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions

Liberty Global Shares	10,576,200	$35.78	17,818,900	$34.95	$1,001.2

LiLAC Shares	542,200	$23.17	285,572	$22.25	$18.9

_______________

(a)
Includes direct acquisition costs, where applicable. As of March 31, 2017, the remaining amount authorized for repurchases of Liberty Global Shares and LiLAC Shares was $1,947.8 million and $259.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

(11)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$4.5	$41.1
Other share-based incentive awards	28.1	25.4
Total Liberty Global	32.6	66.5
Telenet share-based incentive awards	4.0	1.0
Other	2.4	1.5
Total	$39.0	$69.0
Included in:
Other operating expense:
Liberty Global Group	$0.9	$0.5
LiLAC Group	0.5	0.2
Total other operating expense	1.4	0.7
SG&A expense:
Liberty Global Group	32.5	66.7
LiLAC Group	5.1	1.6
Total SG&A expense	37.6	68.3
Total	$39.0	$69.0
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs), (ii) for the 2016 period, a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) the May 2014 grant of performance grant units (PGUs) to our Chief Executive Officer. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

(12) Restructuring Liability

A summary of the changes in our restructuring liability during the three months ended March 31, 2017 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2017	$77.6	$7.3	$58.7	$143.6
Restructuring charges	23.0	0.2	2.5	25.7
Cash paid	(31.4)	(0.6)	(1.6)	(33.6)
Foreign currency translation adjustments and other	1.2	(0.1)	0.8	1.9
Restructuring liability as of March 31, 2017	$70.4	$6.8	$60.4	$137.6

Current portion	$65.6	$2.0	$31.1	$98.7
Noncurrent portion	4.8	4.8	29.3	38.9
Total	$70.4	$6.8	$60.4	$137.6

Our restructuring charges during the three months ended March 31, 2017 include employee severance and termination costs related to certain reorganization and integration activities of $9.1 million at CWC, $9.0 million in Germany and $3.5 million in the European Division’s central operations.

(13)    Earnings or Loss per Share

Basic earnings or loss per shares (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, share appreciation rights (SARs), PSARs, restricted share units (RSUs) and convertible securities) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net loss attributable to holders of Liberty Global Shares and LiLAC Shares are set forth below:

	Three months ended
	March 31,
	2017	2016
	in millions
Net loss attributable to holders of:
Liberty Global Shares	$(292.9)	$(330.6)
LiLAC Shares	(27.3)	(38.5)
Net loss attributable to Liberty Global shareholders	$(320.2)	$(369.1)

Liberty Global Shares

We reported losses attributable to holders of Liberty Global Shares for the three months ended March 31, 2017 and 2016. Therefore, the potentially dilutive effect at March 31, 2017 and 2016 of the following items were not included in the computation of diluted loss per share attributable to holders of Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, at March 31, 2016, PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 48.7 million and 41.9 million, respectively, (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

of approximately 7.9 million and 10.0 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of nil and approximately 2.7 million, respectively.

LiLAC Shares

We reported losses attributable to holders of LiLAC Shares for the three months ended March 31, 2017 and 2016. Therefore, the potentially dilutive effect at March 31, 2017 and 2016 of the following items were not included in the computation of diluted loss per share attributable to holders of LiLAC Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, at March 31, 2016, PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 7.2 million and 1.4 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 1.0 million and 0.4 million, respectively.

(14)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2017:

	Payments due during:
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter	Total
	in millions

Network and connectivity commitments	$958.2	$424.3	$340.6	$259.0	$244.2	$70.1	$835.2	$3,131.6
Programming commitments	822.8	945.9	497.5	201.1	63.3	36.7	59.6	2,626.9
Purchase commitments	1,163.9	251.2	169.2	115.8	25.7	21.1	58.5	1,805.4
Operating leases	103.3	111.3	93.7	74.3	60.2	78.4	177.8	699.0
Other commitments	42.3	19.6	13.5	8.2	7.5	7.5	7.1	105.7
Total (a)	$3,090.5	$1,752.3	$1,114.5	$658.4	$400.9	$213.8	$1,138.2	$8,368.6

_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our March 31, 2017 condensed consolidated balance sheet.

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $540.3 million (including $438.6 million for the Liberty Global Group and $101.7 million for the LiLAC Group) and $599.5 million (including $534.1 million for the Liberty Global Group and $65.4 million for the LiLAC Group) during the three months ended March 31, 2017 and 2016, respectively.

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2017 and 2016, see note 5.

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

Telenet intends to defend itself vigorously in the resumed proceedings and does not expect an outcome before the end of 2017. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($21.4 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($81 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action. We have appealed this decision, however, the resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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
March 31, 2017
(unaudited)

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

Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £46.6 million ($58.4 million) as of March 31, 2017. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

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

Hungary VAT Matter. In February 2016, our direct-to-home satellite (DTH) operations in Luxembourg received a second instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,413.2 million ($18.8 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and interpretations thereof, including a binding tax ruling that we received from the Hungarian government in 2010. In October 2016 a Budapest court disagreed with the tax authorities and dismissed the assessment. On February 2, 2017, the Hungarian tax authorities appealed the Budapest court decision to the Hungarian Supreme Court. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we or our affiliates operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the E.U. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change, together with a similar change in Ireland, will result in significant increases in our network infrastructure charges. We estimate that the aggregate amount of these increases will be approximately £30 million ($38 million) during 2017 and will build to a maximum aggregate increase of up to £100 million ($125 million) in 2021. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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

(15)    Segment Reporting

We generally identify our reportable segments as segments for which discrete financial information is regularly reviewed by our chief operating decision maker and (i) those consolidated subsidiaries that represent 10% or more of our revenue, Adjusted OIBDA (as defined below) or total assets or (ii) those equity method affiliates where our investment or share of revenue or Adjusted OIBDA represents 10% or more of our total assets, revenue or Adjusted OIBDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and Adjusted OIBDA. In addition, we review non-financial measures such as subscriber growth, as appropriate.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

As of March 31, 2017, our reportable segments were as follows:

Consolidated:

•	European Division:

•	U.K./Ireland

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	CWC

•	Chile

•	Puerto Rico

Nonconsolidated:

•	VodafoneZiggo JV

On December 31, 2016, we completed the VodafoneZiggo JV Transaction, whereby we contributed Ziggo Group Holding (including Ziggo Sport) to the VodafoneZiggo JV. In our segment presentation for the three months ended March 31, 2016, Ziggo Group Holding is separately reported as “The Netherlands” and Ziggo Sport is included in our “Corporate and Other” category. Effective January 1, 2017, following the closing of the VodafoneZiggo JV Transaction, we have identified the VodafoneZiggo JV as a nonconsolidated reportable segment. Our investment in the VodafoneZiggo JV is attributed to the Liberty Global Group. For additional information regarding the VodafoneZiggo JV Transaction, see note 4.

All of the reportable segments set forth above derive their revenue primarily from residential and B2B services, including video, broadband internet and fixed-line telephony services and, with the exception of Puerto Rico, mobile services. At March 31, 2017, our operations in the European Division provided residential and B2B services in 11 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Division. In addition, our LiLAC Division provides residential and B2B services in (a) 18 countries, all but one of which are located in Latin America and the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B services in certain other countries in Latin America and the Caribbean and (2) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. The corporate and other category for the Liberty Global Group includes less significant consolidated operating segments that provide programming and other services, including Ziggo Sport through December 31, 2016. Intersegment eliminations primarily represent the elimination of intercompany transactions between our broadband communications and programming operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of CWC that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of CWC and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted OIBDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of losses of affiliates, net, in our condensed consolidated statement of operations. For additional information, see note 1.

	Revenue
	Three months ended March 31,
	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$1,504.4	$1,686.5
Belgium (a)	661.4	610.2
Germany	629.1	617.1
Switzerland/Austria	423.7	433.4
The Netherlands	—	669.8
Total Western Europe	3,218.6	4,017.0
Central and Eastern Europe	271.3	266.1
Central and other (b)	28.7	(2.4)
Total European Division	3,518.6	4,280.7
Corporate and other	0.4	14.6
Intersegment eliminations (c)	—	(11.2)
Total Liberty Global Group	3,519.0	4,284.1
LiLAC Group:
LiLAC Division:
CWC	575.6	—
Chile	229.3	200.0
Puerto Rico	106.7	103.9
Total LiLAC Division	911.6	303.9
Intersegment eliminations	(0.7)	—
Total LiLAC Group	910.9	303.9
Total consolidated revenue	$4,429.9	$4,588.0

VodafoneZiggo JV	$1,083.8	$—
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

(b)	The amount presented for the 2017 period primarily includes revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4.

(c)
The amount presented for the 2016 period primarily relates to transactions between our European Division and Ziggo Sport, which was contributed to the VodafoneZiggo JV as part of the VodafoneZiggo JV Transaction.

	Adjusted OIBDA
	Three months ended March 31,
	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$648.5	$744.6
Belgium (a)	297.9	269.8
Germany	382.8	379.4
Switzerland/Austria	255.1	258.1
The Netherlands	—	367.9
Total Western Europe	1,584.3	2,019.8
Central and Eastern Europe	111.0	110.9
Central and other	(42.0)	(84.3)
Total European Division	1,653.3	2,046.4
Corporate and other	(48.6)	(52.8)
Total Liberty Global Group	1,604.7	1,993.6
LiLAC Group:
LiLAC Division:
CWC	213.1	—
Chile	91.6	76.3
Puerto Rico	51.3	46.8
Total LiLAC Division	356.0	123.1
Corporate	(2.1)	(1.2)
Total LiLAC Group	353.9	121.9
Total Adjusted OIBDA of our consolidated reportable segments	$1,958.6	$2,115.5

VodafoneZiggo JV	$459.5	$—

_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA of our consolidated reportable segments to loss before income taxes:

	Three months ended March 31,
	2017	2016
	in millions

Total Adjusted OIBDA of our consolidated reportable segments	$1,958.6	$2,115.5
Share-based compensation expense	(39.0)	(69.0)
Depreciation and amortization	(1,322.2)	(1,435.5)
Impairment, restructuring and other operating items, net	(28.2)	(24.4)
Operating income	569.2	586.6
Interest expense	(547.5)	(619.3)
Realized and unrealized losses on derivative instruments, net	(269.1)	(508.7)
Foreign currency transaction gains, net	78.9	339.0
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	94.4	(268.2)
Losses on debt modification and extinguishment, net	(45.3)	(4.3)
Share of losses of affiliates, net	(15.4)	(27.9)
Other income, net	14.4	81.2
Loss before income taxes	$(120.4)	$(421.6)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our consolidated reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 8.

	Three months ended March 31,
	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$409.1	$368.5
Belgium (a)	124.7	98.9
Germany	144.8	127.0
Switzerland/Austria	67.2	58.4
The Netherlands	—	140.1
Total Western Europe	745.8	792.9
Central and Eastern Europe	72.0	59.9
Central and other	69.0	68.6
Total European Division	886.8	921.4
Corporate and other (b)	(2.4)	4.1
Total Liberty Global Group	884.4	925.5
LiLAC Group:
CWC	60.5	—
Chile	55.4	52.4
Puerto Rico	23.3	19.1
Total LiLAC Group	139.2	71.5
Total consolidated property and equipment additions	1,023.6	997.0
Assets acquired under capital-related vendor financing arrangements	(628.5)	(438.9)
Assets acquired under capital leases	(32.3)	(27.9)
Changes in current liabilities related to capital expenditures	262.0	106.9
Total consolidated capital expenditures	$624.8	$637.1

Property and equipment additions - VodafoneZiggo JV	$227.9	$—
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition property and equipment additions of BASE, which was acquired on February 11, 2016.

(b)
Includes amounts that represent the net impact of changes in inventory levels associated with certain centrally-procured network equipment. This equipment is ultimately transferred to operating subsidiaries within the European Division.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2017	2016
	in millions
Subscription revenue (a):
Video	$1,238.6	$1,568.4
Broadband internet	1,168.4	1,282.6
Fixed-line telephony	617.6	752.9
Cable subscription revenue	3,024.6	3,603.9
Mobile (b)	451.5	293.2
Total subscription revenue	3,476.1	3,897.1
B2B revenue (c)	578.0	386.1
Other revenue (b) (d)	375.8	304.8
Total	$4,429.9	$4,588.0
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $76.4 million and $65.0 million during the three months ended March 31, 2017 and 2016, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $114.8 million and $102.7 million during the three months ended March 31, 2017 and 2016, respectively.

(d)	Other revenue includes, among other items, interconnect fees, mobile handset sales, installation fees, channel carriage fees and revenue earned from services provided to the VodafoneZiggo JV..

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K.	$1,400.4	$1,578.5
Belgium (a)	661.4	610.2
Germany	629.1	617.1
Switzerland	331.2	339.3
Ireland	104.0	108.0
Poland	95.9	96.6
Austria	92.5	94.1
Hungary	70.6	65.4
The Czech Republic	44.6	44.2
Romania	42.0	41.4
Slovakia	14.1	14.7
Other (b)	32.8	1.4
The Netherlands	—	669.8
Total European Division	3,518.6	4,280.7
Other, including intersegment eliminations	0.4	3.4
Total Liberty Global Group	3,519.0	4,284.1
LiLAC Group:
LiLAC Division:
CWC (c):
Panama	159.0	—
Jamaica	81.4	—
Bahamas	71.4	—
Barbados	59.7	—
Trinidad and Tobago	41.3	—
Other (d)	162.8	—
Total CWC	575.6	—
Chile	229.3	200.0
Puerto Rico	106.7	103.9
Total LiLAC Division	911.6	303.9
Intersegment eliminations	(0.7)	—
Total LiLAC Group	910.9	303.9
Total consolidated revenue	$4,429.9	$4,588.0

VodafoneZiggo JV (the Netherlands)	$1,083.8	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2017
(unaudited)

_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	The amount presented for the 2017 period primarily includes revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4.

(c)	For each CWC jurisdiction, the amounts presented include (i) revenue from residential and B2B operations and (ii) revenue derived from wholesale network customers, as applicable.

(d)
The amount presented for the 2017 period relates to other countries in which CWC operates, which are primarily located in Latin America and the Caribbean, and includes (i) revenue from residential and B2B operations, (ii) revenue from wholesale network customers and (iii) intercompany eliminations.

(16)    Subsequent Event

Telenet Refinancing Transaction

In April 2017, (i) Telenet International Finance S.a.r.l, a wholly-owned subsidiary of Telenet, entered into a new €1,330.0 million ($1,422.8 million) term loan facility (Telenet Facility AH), which was issued at 99.75% of par, matures on March 31, 2026, bears interest at a rate of EURIBOR + 3.00% and is subject to a EURIBOR floor of 0.0%, and (ii) Telenet Financing USD LLC, a wholly-owned subsidiary of Telenet, entered into a new $1,800.0 million term loan facility (Telenet Facility AI), which was issued at 99.75% of par, matures on June 30, 2025, bears interest at a rate of LIBOR plus 2.75% and is subject to a LIBOR floor of 0.0%. The net proceeds from Telenet Facility AH and Telenet Facility AI were used to prepay (a) the €1,600.0 million ($1,711.6 million) outstanding principal amount under Telenet Facility AE and (b) the $1,500.0 million outstanding principal amount under Telenet Facility AF.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2017 and 2016.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2017.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to our network extensions), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we or our affiliates operate;

•	the competitive environment in the industries in the countries in which we or our affiliates operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing preferences and habits;

•
consumer acceptance of our existing service offerings, including our cable television, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our cable television, broadband internet, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we or our affiliates operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors, such as the obligations imposed in Belgium;

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions, and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired, such as CWC and BASE, or that we expect to acquire;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., the U.S. or in other countries in which we or our affiliates operate;

•	changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;

•	the ability of suppliers and vendors (including our third-party wireless network providers under our MVNO arrangements) to timely deliver quality products, equipment, software, services and access;

•
the availability of attractive programming for our video services and the costs associated with such programming, including retransmission and copyright fees payable to public and private broadcasters;

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with our planned network extensions;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at March 31, 2017 in more than 30 countries. We provide residential and B2B services in (i) the U.K. and Ireland through Virgin Media, (ii) Germany through Unitymedia, (iii) Belgium through Telenet and (iv) seven other European countries through UPC Holding. In addition, through the December 31, 2016 completion of the VodafoneZiggo JV Transaction, we provided residential and B2B services in the Netherlands through Ziggo Group Holding. Following the completion of the VodafoneZiggo JV, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides video, broadband internet, mobile and B2B services in the Netherlands. The operations of Virgin Media, Unitymedia, Telenet, UPC Holding and, through December 31, 2016, Ziggo Group Holding are collectively referred to herein as the “European Division.” In addition, we provide residential and B2B services in (a) 18 countries, predominantly in Latin America and the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B services in certain other countries in Latin America and the Caribbean and (2) wholesale services over its sub-sea and terrestrial networks that connect over 30 markets in that region. The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

We have completed a number of transactions that impact the comparability of our 2017 and 2016 results of operations, including (i) the completion of the VodafoneZiggo JV Transaction on December 31, 2016, (ii) the CWC Acquisition on May 16, 2016 and (iii) the BASE Acquisition on February 11, 2016. For further information regarding our completed and pending acquisitions, see note 3 to our condensed consolidated financial statements. For further information regarding the VodafoneZiggo JV Transaction, see note 4 to our condensed consolidated financial statements.

Operations

At March 31, 2017, we owned and operated networks that passed 50,124,600 homes and served 50,442,600 revenue generating units (RGUs), consisting of 20,189,600 video subscribers, 16,547,800 broadband internet subscribers and 13,705,200 fixed-line telephony subscribers. In addition, at March 31, 2017, we served 10,156,200 mobile subscribers.

The following table provides details of our organic RGU and mobile subscriber changes during the three months ended March 31, 2017 and 2016. The subscriber data provided below excludes the effect of acquisitions (RGUs and mobile subscribers added on the acquisition date) and other non-organic adjustments, but includes post-acquisition date RGU and mobile subscriber additions or losses. For definitions of our RGUs and mobile subscribers, see Part I of our 10-K.

	Liberty Global Group		LiLAC Group		Total Liberty Global
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016	2017	2016

Organic RGU additions (losses):
Video:
Basic	(82,100)	(157,400)	(1,900)	(3,600)	(84,000)	(161,000)
Enhanced	79,900	19,300	4,300	7,100	84,200	26,400
DTH	(12,900)	(3,700)	2,800	—	(10,100)	(3,700)
Total video	(15,100)	(141,800)	5,200	3,500	(9,900)	(138,300)
Broadband internet	154,400	152,700	38,600	25,500	193,000	178,200
Fixed-line telephony	105,000	123,700	(1,900)	(7,700)	103,100	116,000
Total organic RGU additions	244,300	134,600	41,900	21,300	286,200	155,900

Organic mobile subscriber additions (losses):
Prepaid	(73,000)	(66,500)	27,000	(1,000)	(46,000)	(67,500)
Postpaid	91,200	98,800	12,100	1,000	103,300	99,800
Total organic mobile subscriber additions	18,200	32,300	39,100	—	57,300	32,300

Competition and Other External Factors

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our markets, particularly in Switzerland and many of CWC’s markets. In the Bahamas, where CWC previously was the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor during the fourth quarter of 2016. In addition, two new fixed-line competitors have entered the market in Trinidad and Tobago. In certain of its markets, CWC is also experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), particularly in Barbados, the Bahamas and Trinidad and Tobago. In addition, the VodafoneZiggo JV is facing significant competition in the Netherlands. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Reportable Segments below.

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” The terms of any withdrawal are subject to a negotiation period that could take until March 2019. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, people and capital between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations (including the U.S.) as the U.K. pursues independent trade relations. The initial impact of the announcement of Brexit caused significant volatility in global stock markets, including in the prices of our shares. In addition, the U.S. dollar has significantly strengthened against the British pound sterling during the period following Brexit. The effects of Brexit could adversely affect our business, results of operations, financial condition and liquidity.

In addition, high levels of sovereign debt in the U.S. and several countries in which we or our affiliates operate, combined with weak growth and high unemployment, could potentially lead to fiscal reforms (including austerity measures), tax increases, sovereign debt restructurings, currency instability, increased counterparty credit risk, high levels of volatility and disruptions in the credit and equity markets, as well as other outcomes that might adversely impact our company. The occurrence of any of these events, especially within the eurozone countries given our significant exposure to the euro and pound sterling, could have an adverse impact on, among other matters, our liquidity and cash flows.

We are facing a challenging economic environment in Puerto Rico due in part to the government’s liquidity issues. In this regard, the Puerto Rico government failed to make significant portions of its scheduled debt payments during 2016 and 2017. On May 3, 2017, pursuant to a law passed in January 2016 by the U.S. Congress designed to assist with the Puerto Rico government’s debt and economic issues, the Puerto Rico government commenced a debt-restructuring process. If the fiscal and economic conditions in Puerto Rico were to worsen, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2017 and 2016 is affected by acquisitions, dispositions and foreign currency translation effects (FX). As we use the term, organic growth excludes FX and the estimated impact of acquisitions and dispositions.

In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the Acquisition Impact on an acquired entity’s operating results during the first three to six months following the acquisition date, as adjusted to remove integration costs and any other material unusual or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) organic variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the Acquisition Impact and the actual results and (ii) the calculation of our organic growth percentages includes the organic growth of an acquired entity relative to the Acquisition Impact of such entity.

During 2016, we changed how we calculate our organic growth percentages to include the Acquisition Impact in the denominator of the calculation, as this methodology takes into account the size of the acquired entity's operations relative to our existing operations. This change has been reflected retroactively for all periods presented herein. Notwithstanding the above and due largely to the fact that CWC represents a new reportable segment, we have excluded CWC’s operating results (excluding $1.3 million of integration costs that are included in the organic change for SG&A expenses and Adjusted OIBDA for the three months ended March 31, 2017) for the period from the May 16, 2016 acquisition date through March 31, 2017 from the numerator of the calculation of organic growth. In addition, in the following discussion of organic changes, we quantify the impact of the VodafoneZiggo JV Transaction on our results of operations. In this regard, the organic changes of Liberty Global are adjusted to exclude (i) the operations of Ziggo Group Holding and Ziggo Sport for the 2016 period, (ii) the revenue earned during the 2017 period from services provided to the VodafoneZiggo JV and (iii) certain operating and SG&A expenses incurred during the 2017 period that were allocated to our Netherlands segment during the 2016 period.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico and most of CWC’s operating segments, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended March 31, 2017 was to the euro and British pound sterling as 35.0% and 31.6% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe, the Caribbean and Latin America. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

The amounts presented and discussed below represent 100% of each consolidated reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of CWC that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of CWC and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from (i) broadband communications services, including video, broadband internet and fixed-line telephony services, (ii) B2B services and (iii) with the exception of Puerto Rico, mobile services. For detailed information regarding the composition of our reportable segments, see note 15 to our condensed consolidated financial statements. For more information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of losses of affiliates below.

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA of our consolidated reportable segments, as further discussed in note 15 to our condensed consolidated financial statements, as well as an analysis of Adjusted OIBDA of our consolidated reportable segments for the three months ended March 31, 2017 and 2016. These tables present (i) the amounts reported by each of our consolidated reportable segments for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period (percentage change after removing FX and the estimated impacts of acquisitions and dispositions). The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three months ended March 31, 2017 and 2016 at the end of this section.
We do not include share-based compensation in the discussion and analysis of the other operating and SG&A expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of our Consolidated Operating Results below.

The revenue of our consolidated reportable segments includes revenue earned from (i) subscribers to our broadband communication and other fixed-line and DTH services (collectively referred to herein as “cable subscription revenue”) and our mobile services and (ii) B2B services, interconnect fees, mobile handset sales, installation fees, channel carriage fees, revenue earned from the VodafoneZiggo JV, late fees and advertising revenue. Consistent with the presentation of our revenue categories in note 15 to our condensed consolidated financial statements, we use the term “subscription revenue” in the following discussion to refer to amounts received from subscribers for ongoing services, excluding installation fees and late fees. In the following tables, mobile subscription revenue excludes the related interconnect revenue.

In the U.K., Belgium and Switzerland/Austria, we offer our customers the option to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract (a Split-contract Program). Revenue associated with handsets sold under a Split-contract Program is recognized upfront and included in other non-subscription revenue. We generally recognize the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments. Prior to the Split-contract Programs, all revenue from handset sales that was contingent upon delivering future airtime services was recognized over the life of the customer contract as part of the monthly fee and included in subscription revenue.

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

We are subject to inflationary pressures with respect to certain costs and foreign currency exchange risk with respect to costs and expenses that are denominated in currencies other than the respective functional currencies of our consolidated reportable segments (non-functional currency expenses). Any cost increases that we are not able to pass on to our subscribers through rate increases would result in increased pressure on our operating margins.

Revenue of our Reportable Segments

General. While not specifically discussed in the below explanations of the changes in the revenue of our consolidated reportable segments, we are experiencing significant competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$1,504.4	$1,686.5	$(182.1)	(10.8)	$32.0	1.9
Belgium (a)	661.4	610.2	51.2	8.4	6.4	0.9
Germany	629.1	617.1	12.0	1.9	34.5	5.6
Switzerland/Austria	423.7	433.4	(9.7)	(2.2)	(4.8)	(1.1)
The Netherlands	—	669.8	(669.8)	(100.0)	—	—
Total Western Europe	3,218.6	4,017.0	(798.4)	(19.9)	68.1	2.0
Central and Eastern Europe	271.3	266.1	5.2	2.0	13.8	5.2
Central and other (b)	28.7	(2.4)	31.1	N.M.	(0.7)	N.M.
Total European Division	3,518.6	4,280.7	(762.1)	(17.8)	81.2	2.2
Corporate and other	0.4	14.6	(14.2)	N.M.	(0.1)	N.M.
Intersegment eliminations (c)	—	(11.2)	11.2	N.M.	—	N.M.
Total Liberty Global Group	3,519.0	4,284.1	(765.1)	(17.9)	81.1	2.2
LiLAC Group:
LiLAC Division:
CWC	575.6	—	575.6	N.M.	—	N.M.
Chile	229.3	200.0	29.3	14.7	14.1	7.1
Puerto Rico	106.7	103.9	2.8	2.7	2.8	2.7
Total LiLAC Division	911.6	303.9	607.7	200.0	16.9	1.9
Intersegment eliminations	(0.7)	—	(0.7)	N.M.	(0.7)	N.M.
Total LiLAC Group	910.9	303.9	607.0	199.7	16.2	1.8
Total	$4,429.9	$4,588.0	$(158.1)	(3.4)	$97.3	2.1
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)
The amount presented for the 2017 period primarily includes the revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4 to our condensed consolidated financial statements.

(c)
The amount presented for the 2016 period primarily relates to transactions between our European Division and Ziggo Sport, which was contributed to the VodafoneZiggo JV as part of the VodafoneZiggo JV Transaction.

N.M. — Not Meaningful.

U.K./Ireland. The decrease in U.K./Ireland’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, includes (i) an organic increase of $32.0 million or 1.9%, (ii) the impact of acquisitions, (iii) the impact of a disposal and (iv) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$24.7	$—	$24.7
ARPU (b)	18.5	—	18.5
Total increase in cable subscription revenue	43.2	—	43.2
Decrease in mobile subscription revenue (c)	(17.1)	—	(17.1)
Total increase in subscription revenue	26.1	—	26.1
Increase in B2B revenue (d)	—	3.7	3.7
Increase in other revenue (e)	—	2.2	2.2
Total organic increase	26.1	5.9	32.0
Impact of acquisitions	—	9.5	9.5
Impact of a disposal	—	(2.5)	(2.5)
Impact of FX	(175.4)	(45.7)	(221.1)
Total	$(149.3)	$(32.8)	$(182.1)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) an increase in the average number of broadband internet and fixed-line telephony RGUs in the U.K., (ii) a decline in the average number of enhanced video RGUs in Ireland, which was mostly offset by an increase in the average number of enhanced video RGUs in the U.K., and (iii) a decline in the average number of basic video RGUs in Ireland.

(b)
The increase in cable subscription revenue related to a change in ARPU is primarily attributable to the net effect of (i) a net increase primarily due to (a) higher ARPU from broadband internet services and (b) lower ARPU from video services and (ii) an improvement in RGU mix, as an increase in the U.K. was only partially offset by a decrease in Ireland. In addition, ARPU from video, broadband internet and fixed-line telephony services was adversely impacted by an aggregate $8.8 million decrease in revenue associated with a change in the regulations governing payment handling fees that Virgin Media charges to its customers in the U.K.

(c)
The decrease in mobile subscription revenue relates to the net effect of (i) lower ARPU in the U.K., including a decline of $22.9 million in postpaid mobile services revenue associated with the U.K. Split-contract Program, and (ii) an increase in the average number of mobile subscribers, as an increase in the average number of postpaid mobile subscribers more than offset the decrease in the average number of prepaid mobile subscribers in the U.K.

(d)	The increase in B2B revenue is largely due to an increase in data revenue, primarily attributable to higher volumes.

(e)
The increase in other revenue is primarily due to the net effect of (i) a decrease in interconnect revenue in the U.K. of $5.4 million, primarily due to (a) a decline in mobile short message service or “SMS” termination volumes and (b) lower mobile termination rates and volumes, (ii) an increase in installation revenue in the U.K. and (iii) an increase in broadcasting revenue in Ireland.

For information regarding certain regulatory developments that could have an adverse impact on our revenue in the U.K., see note 14 to our condensed consolidated financial statements.

Belgium. The increase in Belgium’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, includes (i) an organic increase of $6.4 million or 0.9%, (ii) the impact of the BASE Acquisition, (iii) the impact of disposals and (iv) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$1.5	$—	$1.5
ARPU (b)	8.0	—	8.0
Total increase in cable subscription revenue	9.5	—	9.5
Decrease in mobile subscription revenue (c)	(4.0)	—	(4.0)
Total increase in subscription revenue	5.5	—	5.5
Increase in B2B revenue (d)	—	3.5	3.5
Decrease in other revenue (e)	—	(2.6)	(2.6)
Total organic increase	5.5	0.9	6.4
Impact of the BASE Acquisition	43.8	29.0	72.8
Impact of disposals	(2.0)	(1.5)	(3.5)
Impact of FX	(19.4)	(5.1)	(24.5)
Total	$27.9	$23.3	$51.2
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of broadband internet, fixed-line telephony and enhanced video RGUs that were mostly offset by a decline in the average number of basic video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is attributable to (i) a net increase due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix.

(c)
The decrease in mobile subscription revenue is primarily due to the net effect of (i) lower ARPU, largely due to a decline in usage, and (ii) an increase in the average number of subscribers, as the increase in postpaid mobile subscribers more than offset the decrease in prepaid mobile subscribers.

(d)	The increase in B2B revenue is predominantly due to higher revenue from (i) information technology security services and related equipment sales and (ii) fixed-line telephony services.

(e)
The decrease in other revenue is primarily due to the net impact of (i) a $5.5 million increase due to an adjustment recorded during the 2017 period to reflect the expected recovery of VAT paid in prior periods with respect to copyright costs, (ii) a decrease of $5.1 million in mobile handset sales, (iii) a decrease in mobile interconnect revenue, primarily due to lower mobile call volume, and (iv) a decrease in tablet sales.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 14 to our condensed consolidated financial statements.

Germany. The increase in Germany’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, includes (i) an organic increase of $34.5 million or 5.6% and (ii) the impact of FX, as set forth below:

	Subscription revenue (a)	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (b)	$15.3	$—	$15.3
ARPU (c)	9.4	—	9.4
Total increase in cable subscription revenue	24.7	—	24.7
Decrease in mobile subscription revenue	(1.2)	—	(1.2)
Total increase in subscription revenue	23.5	—	23.5
Increase in B2B revenue (d)	—	2.5	2.5
Increase in other revenue (e) (f)	—	8.5	8.5
Total organic increase	23.5	11.0	34.5
Impact of FX	(20.4)	(2.1)	(22.5)
Total	$3.1	$8.9	$12.0
_______________

(a)
Subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of March 31, 2017, bulk agreements covering approximately 36% of the video subscribers that Germany serves expire by the end of 2018 or are terminable on 30-days notice. During the three months ended March 31, 2017, Germany’s 20 largest bulk agreement accounts generated approximately 9% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of broadband internet, fixed-line telephony and enhanced video RGUs that were only partially offset by a decline in the average number of basic video RGUs.

(c)
The increase in cable subscription revenue related to a change in ARPU is attributable to (i) an improvement in RGU mix and (ii) a net increase due to (a) lower ARPU from fixed-line telephony services and (b) higher ARPU from video and broadband internet services.

(d)	The increase in B2B revenue is due to higher revenue from data and voice services.

(e)
Other revenue includes fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2017 through 2020. The aggregate amount of revenue related to these channel carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended March 31, 2017. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In June 2017, we plan to discontinue our analog video service in Germany. We estimate that the discontinuance of this service will reduce Germany’s annual channel carriage revenue and operating income by approximately €30.0 million ($32.1 million).

(f)
The increase in other revenue is primarily due to the net effect of (i) an increase of $6.5 million in mobile handset sales, which typically generate relatively low or no margins, associated with the fourth quarter 2016 launch of a wholesale handset program, (ii) an increase in installation revenue and (iii) a decrease in interconnect revenue, primarily due to lower fixed-line telephony termination rates.

Switzerland/Austria. The decrease in Switzerland/Austria’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, includes (i) an organic decrease of $4.8 million or 1.1%, (ii) the impact of acquisitions and (iii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$0.2	$—	$0.2
ARPU (b)	(11.3)	—	(11.3)
Total decrease in cable subscription revenue	(11.1)	—	(11.1)
Increase in mobile subscription revenue (c)	4.3	—	4.3
Total decrease in subscription revenue	(6.8)	—	(6.8)
Increase in B2B revenue (d)	—	0.4	0.4
Increase in other revenue (e)	—	1.6	1.6
Total organic increase (decrease)	(6.8)	2.0	(4.8)
Impact of acquisitions	0.4	1.6	2.0
Impact of FX	(5.5)	(1.4)	(6.9)
Total	$(11.9)	$2.2	$(9.7)
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is primarily attributable to the net effect of (i) a decline in the average number of basic video RGUs, (ii) increases in the average number of fixed-line telephony RGUs, broadband internet RGUs in Austria and enhanced video RGUs and (iii) a decrease in the average number of broadband internet RGUs in Switzerland.

(b)
The decrease in cable subscription revenue related to a change in ARPU is attributable to (i) a decrease due to lower ARPU from (a) fixed-line telephony and video services and (b) broadband internet services, as a decline in Switzerland was only partially offset by an increase in Austria, and (ii) an adverse change in RGU mix in Austria.

(c)	The increase in mobile subscription revenue is due to an increase in the average number of mobile subscribers.

(d)	The increase in B2B revenue is largely due to the net effect of (i) higher revenue from data services and (ii) lower revenue from fixed-line telephony services.

(e)
The increase in other revenue is largely due to the net effect of (i) a $3.7 million increase in Switzerland due to the release of unclaimed customer credits during the 2017 period and (ii) a decrease in installation revenue in Switzerland.

Central and Eastern Europe. The increase in Central and Eastern Europe’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, includes (i) an organic increase of $13.8 million or 5.2% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$10.3	$—	$10.3
ARPU (b)	(2.6)	—	(2.6)
Total increase in cable subscription revenue	7.7	—	7.7
Increase in mobile subscription revenue	0.9	—	0.9
Total increase in subscription revenue	8.6	—	8.6
Increase in B2B revenue	—	2.9	2.9
Increase in other revenue	—	2.3	2.3
Total organic increase	8.6	5.2	13.8
Impact of FX	(7.2)	(1.4)	(8.6)
Total	$1.4	$3.8	$5.2
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is primarily attributable to the net effect of (i) increases in the average numbers of broadband internet, fixed-line telephony and enhanced video RGUs in Romania, Hungary, Poland and Slovakia, (ii) a decline in the average number of basic video RGUs in Hungary, Poland, Romania and Slovakia, (iii) increases in the average number of basic video and broadband internet RGUs in the Czech Republic, (iv) declines in the average number of fixed-line telephony and enhanced video RGUs in the Czech Republic and (v) an increase in the average number of DTH RGUs.

(b)
The decrease in cable subscription revenue related to a change in ARPU is attributable to the net effect of (i) higher ARPU from video services, primarily in Poland, Hungary and UPC DTH, (ii) lower ARPU from fixed-line telephony services and (iii) lower ARPU from broadband internet services, primarily in Poland.

CWC. The increase in CWC’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, is entirely attributable to the May 16, 2016 CWC Acquisition. Accordingly, we do not separately discuss the changes in the revenue for the CWC segment. As further discussed under Overview above, CWC is experiencing significant competition in all of its markets.

Chile. The increase in Chile’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, includes (i) an organic increase of $14.1 million or 7.1% and (ii) the impact of FX, as set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in cable subscription revenue due to change in:
Average number of RGUs (a)	$5.6	$—	$5.6
ARPU (b)	7.8	—	7.8
Total increase in cable subscription revenue	13.4	—	13.4
Increase in mobile subscription revenue (c)	2.9	—	2.9
Total increase in subscription revenue	16.3	—	16.3
Decrease in other revenue (d)	—	(2.2)	(2.2)
Total organic increase (decrease)	16.3	(2.2)	14.1
Impact of FX	14.5	0.7	15.2
Total	$30.8	$(1.5)	$29.3
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of broadband internet and enhanced video RGUs that were only partially offset by declines in the average number of fixed-line telephony and basic video RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is attributable to (i) higher ARPU from video, broadband internet and fixed-line telephony services and (ii) an improvement in RGU mix. In addition, the increase in cable subscription revenue includes the $1.9 million positive impact of an adjustment recorded during the first quarter of 2016 to reflect the retroactive application of a tariff on ancillary services provided directly to customers for the period from July 2013 through February 2014.

(c)	The increase in mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(d)	The decrease in other revenue is predominantly due to a decrease in advertising revenue.

Puerto Rico. The increase in Puerto Rico’s revenue during the three months ended March 31, 2017, as compared to the corresponding period in 2016, is set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in cable subscription revenue due to change in:
Average number of RGUs (a)	$2.8	$—	$2.8
ARPU (b)	(0.6)	—	(0.6)
Total increase in cable subscription revenue	2.2	—	2.2
Increase in B2B revenue	—	0.9	0.9
Decrease in other revenue	—	(0.3)	(0.3)
Total	$2.2	$0.6	$2.8
_______________

(a)
The increase in cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of fixed-line telephony and broadband internet RGUs that were only partially offset by a decline in the average number of enhanced video RGUs.

(b)
The decrease in cable subscription revenue related to a change in ARPU is attributable to the net effect of (i) an adverse change in RGU mix and (ii) a net increase due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services.

Programming and Other Direct Costs of Services of our Reportable Segments

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$448.4	$505.2	$(56.8)	(11.2)	$4.8	0.9
Belgium (a)	178.5	168.4	10.1	6.0	(7.2)	(3.8)
Germany	58.3	54.7	3.6	6.6	5.6	10.3
Switzerland/Austria	56.4	58.0	(1.6)	(2.8)	(0.6)	(1.0)
The Netherlands	—	124.7	(124.7)	(100.0)	—	—
Total Western Europe	741.6	911.0	(169.4)	(18.6)	2.6	0.3
Central and Eastern Europe	69.3	60.2	9.1	15.1	10.9	18.2
Central and other	1.0	(1.5)	2.5	N.M.	1.8	N.M.
Total European Division	811.9	969.7	(157.8)	(16.3)	15.3	1.7
Corporate and other	0.1	13.9	(13.8)	N.M.	(0.1)	N.M.
Intersegment eliminations	—	(11.2)	11.2	N.M.	0.1	N.M.
Total Liberty Global Group	812.0	972.4	(160.4)	(16.5)	15.3	1.7
LiLAC Group:
LiLAC Division:
CWC	133.4	—	133.4	N.M.	—	N.M.
Chile	61.6	54.6	7.0	12.8	2.9	5.3
Puerto Rico	27.6	29.4	(1.8)	(6.1)	(1.8)	(6.1)
Total LiLAC Division	222.6	84.0	138.6	165.0	1.1	0.5
Intersegment eliminations	(0.7)	(0.1)	(0.6)	N.M.	(0.6)	N.M.
Total LiLAC Group	221.9	83.9	138.0	164.5	0.5	0.2
Total	$1,033.9	$1,056.3	$(22.4)	(2.1)	$15.8	1.4
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition programming and other direct costs of services of BASE, which was acquired on February 11, 2016.

N.M. — Not Meaningful.

European Division. The European Division’s programming and other direct costs of services decreased $157.8 million or 16.3% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease includes (i) a decrease of $124.5 million attributable to the net impact of the VodafoneZiggo JV Transaction, (ii) an increase of $31.9 million attributable to the BASE Acquisition and other less significant acquisitions and (iii) a decrease of $3.0 million attributable to the impact of dispositions. Excluding the effects of the VodafoneZiggo JV Transaction, acquisitions, dispositions and FX, the European Division’s programming and other direct costs of services increased $15.3 million or 1.7%. This increase includes the following factors:

•
An increase in programming and copyright costs of $36.0 million or 7.8%, primarily due to increases in U.K./Ireland and, to a lesser extent, Belgium and Hungary. These increases are primarily due to (i) higher costs for certain premium and/or basic content, including (a) an increase of $6.4 million associated with a Europe-wide programming contract that was entered into in June 2016 with retroactive impact to January 1, 2016 and (b) higher costs for sports rights in U.K./Ireland, and (ii) growth in the number of enhanced video subscribers in Belgium;

•
A decrease in mobile access and interconnect costs of $11.0 million or 4.5%, primarily due to (i) lower mobile usage in U.K./Ireland and Belgium, (ii) higher MVNO costs, primarily in U.K./Ireland, Switzerland/Austria and Belgium, (iii) lower fixed-line telephony call volumes in U.K./Ireland, Switzerland/Austria and Germany and (iv) a decline resulting from lower interconnect rates, primarily in U.K./Ireland and Germany; and

•
A decrease in mobile handset costs of $9.2 million, primarily due to the net effect of (i) lower mobile handset sales volumes, as decreases in Belgium and U.K./Ireland were only partially offset by an increase in Germany, and (ii) a higher average cost per handset sold in U.K./Ireland. The lower number of handsets sold in Belgium is partially attributable to a reduction in subsidized handset promotions.

LiLAC Division. The LiLAC Division’s programming and other direct costs of services increased $138.6 million or 165.0% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase includes an increase of $133.4 million attributable to the impact of the CWC Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Division’s programming and other direct costs of services increased $1.1 million or 0.5%. This increase includes the following factors:

•	An increase in mobile handset costs of $1.5 million, primarily due to higher mobile handset sales in Chile;

•
An increase in mobile access and interconnect costs of $0.8 million or 4.9%, primarily in Chile, due to the net effect of (i) higher MVNO charges and (ii) a net decline resulting from lower interconnect rates and higher call volumes; and

•
A decrease in programming and copyright costs of $0.8 million or 1.3%, primarily associated with the net effect of (i) decreased costs for certain premium content, (ii) growth in the number of enhanced video subscribers in Chile, (iii) an increase arising from foreign currency exchange rate fluctuations, after giving effect to derivative instruments that hedge the currency exposure associated with Chile’s U.S. dollar-denominated programming contracts, and (iv) declines in the number of basic video subscribers in Chile. During 2016, CWC began broadcasting live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games, which are excluded from the calculation of organic growth, represents a significant portion of CWC’s programming costs.

Other Operating Expenses of our Reportable Segments

General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$201.5	$221.6	$(20.1)	(9.1)	$8.1	3.6
Belgium (a)	92.5	80.4	12.1	15.0	3.6	3.9
Germany	89.9	88.5	1.4	1.6	4.5	5.1
Switzerland/Austria	57.1	59.5	(2.4)	(4.0)	(2.2)	(3.7)
The Netherlands	—	87.0	(87.0)	(100.0)	—	—
Total Western Europe	441.0	537.0	(96.0)	(17.9)	14.0	3.0
Central and Eastern Europe	49.4	51.2	(1.8)	(3.5)	(0.1)	(0.2)
Central and other	32.3	32.1	0.2	0.6	(1.5)	(4.1)
Total European Division	522.7	620.3	(97.6)	(15.7)	12.4	2.2
Corporate and other	4.0	1.0	3.0	N.M.	3.4	N.M.
Intersegment eliminations	0.4	0.2	0.2	N.M.	(0.4)	N.M.
Total Liberty Global Group	527.1	621.5	(94.4)	(15.2)	15.4	2.8
LiLAC Group:
LiLAC Division:
CWC	109.0	—	109.0	N.M.	—	N.M.
Chile	36.9	33.7	3.2	9.5	0.9	2.6
Puerto Rico	15.4	16.1	(0.7)	(4.3)	(0.7)	(4.3)
Total LiLAC Division	161.3	49.8	111.5	223.9	0.2	0.1
Corporate	(0.1)	—	(0.1)	N.M.	—	N.M.
Intersegment eliminations	—	0.1	(0.1)	N.M.	(0.1)	N.M.
Total LiLAC Group	161.2	49.9	111.3	223.0	0.1	0.1
Total other operating expenses excluding share-based compensation expense	688.3	671.4	16.9	2.5	$15.5	2.2
Share-based compensation expense	1.4	0.7	0.7	100.0
Total	$689.7	$672.1	$17.6	2.6
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition other operating expenses of BASE, which was acquired on February 11, 2016.

N.M. — Not Meaningful.

European Division. The European Division’s other operating expenses (exclusive of share-based compensation expense) decreased $97.6 million or 15.7% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease includes (i) a net decrease of $82.2 million attributable to the impact of the VodafoneZiggo JV Transaction, (ii) an increase of $13.8 million attributable to the impact of the BASE Acquisition and other less significant acquisitions and (iii) a decrease of $0.3 million attributable to the impact of dispositions. Excluding the effects of the VodafoneZiggo JV Transaction, acquisitions, dispositions and FX, the European Division’s other operating expenses increased $12.4 million or 2.2%. This increase includes the following factors:

•
An increase in network-related expenses of $15.9 million or 8.9%. This increase is primarily due to the net effect of (i) higher network maintenance costs, primarily in U.K./Ireland and Belgium, (ii) a $5.9 million increase in U.K./Ireland associated with the impact of the settlement of an operational contingency recorded during the first quarter of 2016 and (iii) lower outsourced labor costs primarily associated with customer-facing activities in Germany. For information regarding significantly increased charges for network infrastructure in U.K./Ireland that became effective April 1, 2017, see note 14 to our condensed consolidated financial statements;

•
A decrease in personnel costs of $13.8 million or 7.5%, due primarily to the net effect of (i) lower staffing levels, as decreases in U.K./Ireland, the European Division’s central operations, Germany and Switzerland/Austria were only partially offset by an increase in Belgium, (ii) decreased costs in U.K./Ireland resulting from higher proportions of capitalized labor costs associated with the network extension project in the U.K., (iii) annual wage increases and (iv) lower incentive compensation costs, primarily in U.K./Ireland;

•	An increase in outsourced labor and professional fees of $8.4 million or 12.3%, primarily due to higher third-party call center costs in Germany and U.K./Ireland;

•
A decrease in vehicle expenses of $1.4 million or 16.1%, primarily in U.K./Ireland and, to a lesser extent, Switzerland/Austria and Romania. This decrease is due largely to (i) a higher proportion of vehicles accounted for as capital leases, as a result of the conversion of certain operating leases to capital leases, and (ii) fewer vehicles; and

•	A net increase resulting from individually insignificant changes in other operating expense categories.

LiLAC Division. The LiLAC Division’s other operating expenses (exclusive of share-based compensation expense) increased $111.5 million or 223.9% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase includes an increase of $109.0 million attributable to the impact of the CWC Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Division’s other operating expenses increased $0.2 million or 0.1%. This increase includes the following factors:

•	An increase in outsourced labor and professional fees of $1.4 million or 39.1%, primarily due to higher third-party call center costs in Chile; and

•	A decrease in personnel costs of $1.3 million or 8.6%, predominantly in Chile, primarily due to (i) lower staffing levels and (ii) lower incentive compensation costs.

SG&A Expenses of our Reportable Segments

General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$206.0	$215.1	$(9.1)	(4.2)	$17.8	8.2
Belgium (a)	92.5	91.6	0.9	1.0	(13.0)	(11.9)
Germany	98.1	94.5	3.6	3.8	7.1	7.5
Switzerland/Austria	55.1	57.8	(2.7)	(4.7)	(1.8)	(3.0)
The Netherlands	—	90.2	(90.2)	(100.0)	—	—
Total Western Europe	451.7	549.2	(97.5)	(17.8)	10.1	2.1
Central and Eastern Europe	41.6	43.8	(2.2)	(5.0)	(1.0)	(2.4)
Central and other	37.4	51.3	(13.9)	(27.1)	(12.2)	(23.8)
Total European Division	530.7	644.3	(113.6)	(17.6)	(3.1)	(0.5)
Corporate and other	44.9	52.5	(7.6)	N.M.	(5.1)	N.M.
Intersegment eliminations	(0.4)	(0.2)	(0.2)	N.M.	0.3	N.M.
Total Liberty Global Group	575.2	696.6	(121.4)	(17.4)	(7.9)	(1.3)
LiLAC Group:
LiLAC Division:
CWC	120.1	—	120.1	N.M.	1.3	1.1
Chile	39.2	35.4	3.8	10.7	1.2	3.4
Puerto Rico	12.4	11.6	0.8	6.9	0.8	6.9
Total LiLAC Division	171.7	47.0	124.7	265.3	3.3	2.0
Corporate	2.2	1.2	1.0	83.3	0.9	3.4
Total LiLAC Group	173.9	48.2	125.7	260.8	4.2	2.5
Total SG&A expenses excluding share-based compensation expense	749.1	744.8	4.3	0.6	$(3.7)	(0.5)
Share-based compensation expense	37.6	68.3	(30.7)	(44.9)
Total	$786.7	$813.1	$(26.4)	(3.2)
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition SG&A expenses of BASE, which was acquired on February 11, 2016.

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
General and administrative (a)	$390.3	$483.6	$(93.3)	(19.3)	$(16.1)	(3.7)
External sales and marketing	184.9	213.0	(28.1)	(13.2)	8.2	4.3
	575.2	696.6	(121.4)	(17.4)	(7.9)	(1.3)
LiLAC Group:
General and administrative (a)	142.3	31.6	110.7	350.3	4.7	3.5
External sales and marketing	31.6	16.6	15.0	90.4	(0.5)	(1.7)
	173.9	48.2	125.7	260.8	4.2	2.5
Total:
General and administrative (a)	532.6	515.2	17.4	3.4	(11.4)	(2.0)
External sales and marketing	216.5	229.6	(13.1)	(5.7)	7.7	3.4
Total	$749.1	$744.8	$4.3	0.6	$(3.7)	(0.5)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

European Division. The European Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $113.6 million or 17.6% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease includes (i) a decrease of $90.2 million attributable to the impact of the VodafoneZiggo JV Transaction, (ii) an increase of $20.8 million attributable to the impact of the BASE Acquisition and other less significant acquisitions and (iii) $0.1 million attributable to the impact of dispositions. Excluding the effects of the VodafoneZiggo JV Transaction, acquisitions, dispositions and FX, the European Division’s SG&A expenses decreased $3.1 million or 0.5%. This decrease includes the following factors:

•
An increase in external sales and marketing costs of $6.4 million or 3.4%, primarily due to (i) higher costs associated with advertising campaigns, as an increase in U.K./Ireland was only partially offset by a decrease in Belgium, and (ii) higher third-party sales commissions, primarily in U.K./Ireland and Germany;

•
A decrease in information technology-related expenses of $5.5 million or 23.7%, primarily due to lower software and other information technology-related maintenance costs in the European Division’s central operations and Belgium; and

•
A decrease in outsourced labor and professional fees of $4.5 million or 13.5%, primarily due to decreases in (i) consulting costs, primarily in the European Division’s central operations, and (ii) legal costs.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) increased $124.7 million or 265.3% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase includes an increase of $118.8 million attributable to the impact of the CWC Acquisition. Excluding the effects of this acquisition and FX, the LiLAC Division’s SG&A expenses increased $3.3 million or 2.0%. This increase includes the following factors:

•	An increase in personnel costs of $1.4 million or 9.4%, primarily due to (i) annual wage increases and (ii) higher severance costs in Chile; and

•
An increase in integration costs of $1.3 million incurred during 2017, primarily related to the integration of CWC’s operations with Liberty Global and the LiLAC Division. These costs are excluded from the CWC Acquisition effect and, accordingly, are included in our organic increases.

Adjusted OIBDA of our Reportable Segments

General. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA of our consolidated reportable segments to our loss before income taxes, see note 15 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$648.5	$744.6	$(96.1)	(12.9)	$1.3	0.2
Belgium (a)	297.9	269.8	28.1	10.4	23.0	8.0
Germany	382.8	379.4	3.4	0.9	17.3	4.6
Switzerland/Austria	255.1	258.1	(3.0)	(1.2)	(0.2)	(0.1)
The Netherlands	—	367.9	(367.9)	(100.0)	—	—
Total Western Europe	1,584.3	2,019.8	(435.5)	(21.6)	41.4	2.5
Central and Eastern Europe	111.0	110.9	0.1	0.1	4.0	3.6
Central and other	(42.0)	(84.3)	42.3	50.2	11.2	10.2
Total European Division	1,653.3	2,046.4	(393.1)	(19.2)	56.6	3.3
Corporate and other	(48.6)	(52.8)	4.2	8.0	1.7	N.M.
Intersegment eliminations	—	—	—	N.M.	—	N.M.
Total Liberty Global Group	1,604.7	1,993.6	(388.9)	(19.5)	58.3	3.5
LiLAC Group:
LiLAC Division:
CWC	213.1	—	213.1	N.M.	(1.3)	(0.6)
Chile	91.6	76.3	15.3	20.1	9.1	12.1
Puerto Rico	51.3	46.8	4.5	9.6	4.5	9.6
Total LiLAC Division	356.0	123.1	232.9	189.2	12.3	3.7
Corporate	(2.1)	(1.2)	(0.9)	(75.0)	(0.9)	(75.0)
Total LiLAC Group	353.9	121.9	232.0	190.3	11.4	3.4
Total	$1,958.6	$2,115.5	$(156.9)	(7.4)	$69.7	3.5
_______________

(a)	The amount presented for the 2016 period excludes the pre-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended March 31,
	2017	2016
	%
Liberty Global Group:
European Division:
U.K./Ireland	43.1	44.2
Belgium	45.0	44.2
Germany	60.8	61.5
Switzerland/Austria	60.2	59.6
The Netherlands	—	54.9
Total Western Europe	49.2	50.3
Central and Eastern Europe	40.9	41.7
Total European Division	47.0	47.8
LiLAC Group:
LiLAC Division:
CWC	37.0	—
Chile	39.9	38.2
Puerto Rico	48.1	45.0
Total LiLAC Division	39.1	40.5

In addition to organic changes in the revenue, programming and other direct costs of services, other operating expenses and SG&A expenses of our consolidated reportable segments, the Adjusted OIBDA margins presented above include the impact of (i) acquisitions, the most significant of which are the CWC Acquisition and the BASE Acquisition and (ii) the VodafoneZiggo JV Transaction. In this regard, the Adjusted OIBDA margin of the European Division for the 2017 period was adversely impacted by the contribution of our operations in the Netherlands to the VodafoneZiggo JV and the inclusion of BASE in our Belgium operations for the full period. The Adjusted OIBDA margin of the LiLAC Division for the 2017 period was adversely impacted by the inclusion of CWC. For discussion of the factors contributing to other changes in the Adjusted OIBDA margins of our consolidated reportable segments, see the above analyses of the revenue and expenses of our consolidated reportable segments.

Discussion and Analysis of our Consolidated Operating Results

General

For more detailed explanations of the changes in our revenue and operating (including direct costs of services and other operating costs) and SG&A expenses, see Discussion and Analysis of our Reportable Segments above.

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Subscription revenue (a):
Video	$1,238.6	$1,568.4	$(329.8)	(21.0)	$(17.4)	(1.3)
Broadband internet	1,168.4	1,282.6	(114.2)	(8.9)	100.0	8.7
Fixed-line telephony	617.6	752.9	(135.3)	(18.0)	7.2	1.1
Cable subscription revenue	3,024.6	3,603.9	(579.3)	(16.1)	89.8	2.9
Mobile (b)	451.5	293.2	158.3	54.0	(14.2)	(2.9)
Total subscription revenue	3,476.1	3,897.1	(421.0)	(10.8)	75.6	2.1
B2B revenue (c)	578.0	386.1	191.9	49.7	12.1	2.0
Other revenue (b) (d)	375.8	304.8	71.0	23.3	9.6	2.5
Total	$4,429.9	$4,588.0	$(158.1)	(3.4)	$97.3	2.1
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

(b)
Mobile subscription revenue excludes mobile interconnect revenue of $76.4 million and $65.0 million during the three months ended March 31, 2017 and 2016, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue. On an organic basis, our total mobile revenue, including mobile interconnect revenue and revenue from mobile handset sales, decreased 3.1% for the three months ended March 31, 2017, as compared to the prior-year period.

(c)
B2B revenue includes revenue from business broadband internet, video, voice, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators. We also provide services to certain SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $114.8 million and $102.7 million during the three months ended March 31, 2017 and 2016, respectively. On an organic basis, our total B2B revenue, including revenue from SOHO subscribers, increased 6.2% for the three months ended March 31, 2017, as compared to the corresponding prior-year period. A portion of the increase in our SOHO revenue is attributable to the conversion of our residential subscribers to SOHO subscribers.

(d)	Other revenue includes, among other items, interconnect fees, mobile handset sales, installation fees, channel carriage fees and revenue earned from services provided to the VodafoneZiggo JV.

Total revenue. Our consolidated revenue decreased $158.1 million during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease includes (i) an increase of $660.1 million attributable to the impact of acquisitions, (ii) a decrease of $642.9 million attributable to the net impact of the VodafoneZiggo JV Transaction and (iii) a decrease of $6.2 million attributable to the impact of dispositions. Excluding the effects of acquisitions, the VodafoneZiggo JV Transaction, dispositions and FX, our consolidated revenue increased $97.3 million or 2.1%.

Subscription revenue. The details of the changes in our consolidated subscription revenue for the three months ended March 31, 2017, as compared to the corresponding period in 2016, are as follows (in millions):

Increase in cable subscription revenue due to change in:
Average number of RGUs	$85.2
ARPU	4.6
Total increase in cable subscription revenue	89.8
Decrease in mobile subscription revenue	(14.2)
Total organic increase in subscription revenue	75.6
Impact of acquisitions	330.3
Impact of the VodafoneZiggo JV Transaction and disposals	(613.8)
Impact of FX	(213.1)
Total	$(421.0)

Excluding the effects of the VodafoneZiggo JV Transaction, acquisitions and FX, our consolidated cable subscription revenue increased $89.8 million or 2.9% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase is attributable to the net effect of (i) an increase from broadband internet services of $100.0 million or 8.7% attributable to increases in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) decrease from video services of $17.4 million or 1.3% attributable to the net effect of (a) a decline in the average number of video RGUs and (b) higher ARPU from video services and (iii) an increase from fixed-line telephony services of $7.2 million or 1.1% attributable to the net effect of (1) an increase in the average number of fixed-line telephony RGUs and (2) lower ARPU from fixed-line telephony services.

Excluding the effects of acquisitions, the VodafoneZiggo JV Transaction, a disposition and FX, our consolidated mobile subscription revenue decreased $14.2 million or 2.9% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to a decline in the U.K., mostly associated with the impact of the U.K. Split-contract Program.

B2B revenue. Excluding the effects the VodafoneZiggo JV Transaction, acquisitions and FX, our consolidated B2B revenue increased $12.1 million or 2.0% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase, which excludes the organic growth in our SOHO revenue, is predominantly due to increases in the U.K., Belgium and Germany.

Other revenue. Excluding the effects of acquisitions, the VodafoneZiggo JV Transaction, dispositions and FX, our consolidated other revenue increased $9.6 million or 2.5% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase is largely attributable to the net effect of (i) a decrease in interconnect revenue, primarily in the U.K., Belgium and Germany, (ii) an increase of $5.5 million due to the expected recovery of VAT paid in prior periods with respect to copyright costs in Belgium, (iii) an increase in mobile handset sales, primarily due to an increase in Germany that was only partially offset by a decrease in Belgium, (iv) an increase in installation revenue, as increases in the U.K. and Germany were only partially offset by a decrease in Switzerland, and (v) an increase of $3.5 million in Switzerland due to the release of unclaimed customer credits.

For additional information concerning the changes in our subscription, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
Subscription revenue:
Video	$1,065.3	$1,438.1	$(372.8)	(25.9)	$(13.1)	(1.1)
Broadband internet	989.2	1,175.4	(186.2)	(15.8)	84.9	8.6
Fixed-line telephony	542.7	716.6	(173.9)	(24.3)	2.4	0.4
Cable subscription revenue	2,597.2	3,330.1	(732.9)	(22.0)	74.2	2.7
Mobile (a)	277.1	284.3	(7.2)	(2.5)	(17.1)	(5.4)
Total subscription revenue	2,874.3	3,614.4	(740.1)	(20.5)	57.1	1.9
B2B revenue (b)	329.3	382.2	(52.9)	(13.8)	11.2	3.2
Other revenue	315.4	287.5	27.9	9.7	12.8	3.9
Total Liberty Global Group	$3,519.0	$4,284.1	$(765.1)	(17.9)	$81.1	2.2
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $64.0 million and $64.1 million during the three months ended March 31, 2017 and 2016, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue. On an organic basis, the Liberty Global Group’s total mobile revenue, including mobile interconnect revenue and revenue from mobile handset sales, decreased 5.0% for the three months ended March 31, 2017, as compared to the prior-year period.

(b)
Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $105.4 million and $97.1 million during the three months ended March 31, 2017 and 2016, respectively. On an organic basis, the Liberty Global Group’s total B2B revenue, including revenue from SOHO subscribers, increased 8.8% for the three months ended March 31, 2017, as compared to the corresponding prior-year period.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended March 31,		Increase		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
LiLAC Group:
Subscription revenue:
Video	$173.3	$130.3	$43.0	33.0	$(4.3)	(2.5)
Broadband internet	179.2	107.2	72.0	67.2	15.1	9.5
Fixed-line telephony	74.9	36.3	38.6	106.3	4.8	7.1
Cable subscription revenue	427.4	273.8	153.6	56.1	15.6	3.9
Mobile (a)	174.4	8.9	165.5	N.M.	2.9	1.7
Total subscription revenue	601.8	282.7	319.1	112.9	18.5	3.3
B2B revenue (b)	248.7	3.9	244.8	N.M.	0.9	0.4
Other revenue	60.4	17.3	43.1	249.1	(3.2)	(5.1)
Total LiLAC Group	$910.9	$303.9	$607.0	199.7	$16.2	1.8
_______________

(a)
Mobile subscription revenue excludes mobile interconnect revenue of $12.4 million and $0.9 million during the three months ended March 31, 2017 and 2016, respectively. Mobile interconnect revenue and revenue from mobile handset sales are included in other revenue. On an organic basis, the LiLAC Group’s total mobile revenue, including mobile interconnect revenue and revenue from mobile handset sales, increased 1.6% for the three months ended March 31, 2017, as compared to the prior-year period.

(b)
Revenue from SOHO subscribers, which is included in subscription revenue, aggregated $9.4 million and $5.6 million during the three months ended March 31, 2017 and 2016, respectively. On an organic basis, the LiLAC Group’s total B2B revenue, including revenue from SOHO subscribers, increased 1.9% for the three months ended March 31, 2017, as compared to the corresponding prior-year period.

N.M. — Not Meaningful.

Programming and other direct costs of services

Our programming and other direct costs of services decreased $22.4 million during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease includes (i) an increase of $165.3 million attributable to the impact of the CWC Acquisition, the BASE Acquisition, and other less significant acquisitions, (ii) a decrease of $127.0 million attributable to the net impact of the VodafoneZiggo JV Transaction and (iii) a decrease of $3.0 million attributable to the impact of dispositions. Excluding the effects of acquisitions, the VodafoneZiggo JV Transaction, dispositions and FX, our programming and other direct costs of services increased $15.8 million or 1.4% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase is primarily attributable to the net effect of (a) an increase in programming and copyright costs, (b) a decrease in mobile access and interconnect costs and (c) a decrease in mobile handset costs. For additional information regarding the changes in our programming and other direct costs of services, see Discussion and Analysis of our Reportable Segments — Programming and Other Direct Costs of Services of our Reportable Segments above.

Other operating expenses

Our other operating expenses increased $17.6 million during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase includes (i) an increase of $122.8 million attributable to the CWC Acquisition, the BASE Acquisition and other less significant acquisitions, (ii) a decrease of $82.1 million attributable to the net impact of the VodafoneZiggo JV Transaction and (iii) a decrease of $0.3 million attributable to the impact of dispositions. Our other operating expenses include share-based compensation, which increased $0.7 million during the three months ended March 31, 2017. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, the VodafoneZiggo JV Transaction, dispositions, FX and share-based compensation expense, our other operating expenses increased $15.5 million or 2.2% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This increase is primarily attributable to the net effect of (a) an increase in network-related expenses, (b) a decrease in personnel costs and (c) an increase in outsourced labor and professional fees. For additional information regarding the changes in our other operating expenses, see Discussion and Analysis of our Reportable Segments — Other Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses decreased $26.4 million during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease includes (i) an increase of $139.6 million attributable to the impact of the CWC Acquisition, the BASE Acquisition and other less significant acquisitions, (ii) a decrease of $91.2 million attributable to the impact of the VodafoneZiggo JV Transaction and (iii) a decrease of $0.1 million attributable to the impact of dispositions. Our SG&A expenses include share-based compensation expense, which increased $30.7 million during the three months ended March 31, 2017. For additional information, see the discussion under Share-based compensation expense below. Excluding the effects of acquisitions, the VodafoneZiggo JV Transaction, dispositions, FX and share-based compensation expense, our SG&A expenses decreased $3.7 million or 0.5% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily attributable to the net effect of (i) a decrease in outsourced labor and professional fees, (ii) an increase in personnel costs, (iii) an increase in external sales and marketing costs and (iv) a decrease in information technology-related expenses. Certain of these changes include (a) an aggregate decrease in integration-related costs in Belgium of $3.8 million and (b) an aggregate increase in costs related to the integration of CWC of $1.4 million, most of which were incurred by CWC. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$4.5	$41.1
Other share-based incentive awards	28.1	25.4
Total Liberty Global	32.6	66.5
Telenet share-based incentive awards	4.0	1.0
Other	2.4	1.5
Total	$39.0	$69.0
Included in:
Other operating expense:
Liberty Global Group	$0.9	$0.5
LiLAC Group	0.5	0.2
Total other operating expense	1.4	0.7
SG&A expense:
Liberty Global Group	32.5	66.7
LiLAC Group	5.1	1.6
Total SG&A expense	37.6	68.3
Total	$39.0	$69.0

_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) for the 2016 period, the Challenge Performance Awards and (iii) PGUs. The decrease is due to a significant number of performance awards becoming fully vested during 2016 and a change in the expected achievement level for one of our performance-based incentive plans.

For additional information regarding our share-based compensation, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended March 31,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$1,128.3	$1,383.2	$(254.9)	(18.4)
LiLAC Group	193.9	52.3	141.6	270.7
Total	$1,322.2	$1,435.5	$(113.3)	(7.9)

Excluding the effects of FX, depreciation and amortization expense decreased $15.4 million or 1.1% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily due to the net effect of (i) a decrease associated with the VodafoneZiggo JV Transaction, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) an increase associated with acquisitions, primarily as a result of the CWC Acquisition and BASE Acquisition, and (iv) a decrease associated with certain assets becoming fully depreciated, primarily in the European Division’s central operations, U.K./Ireland, Belgium and, to a lesser extent, Germany, Switzerland/Austria and Chile.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended March 31,
	2017	2016
	in millions

Liberty Global Group	$14.8	$18.7
LiLAC Group	13.4	5.7
Total	$28.2	$24.4

The total for the 2017 period includes restructuring charges of $25.7 million, including $23.0 million of employee severance and termination costs related to certain reorganization activities, primarily in CWC, Germany and the European Division’s central operations.

The total for the 2016 period includes (i) restructuring charges of $17.8 million, including $15.7 million of employee severance and termination costs related to certain reorganization activities, primarily in the European Division’s central operations, U.K./Ireland and the Netherlands, and (ii) direct acquisition costs of $14.1 million, primarily related to the CWC Acquisition, the VodafoneZiggo JV Transaction and the BASE Acquisition.

For information regarding the CWC Acquisition and BASE Acquisition, see note 3 to our condensed consolidated financial statements. For information regarding the VodafoneZiggo JV, see note 4 to our condensed consolidated financial statements.

For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.

Based on the results of our October 1, 2016 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of any of CWC’s reporting units could result in the need to record a goodwill impairment charge. If, among other factors, (i) the equity values of the LiLAC Group were to remain depressed or decline further or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause CWC’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Interest expense

The details of our interest expense are as follows:

	Three months ended March 31,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$453.2	$565.2	$(112.0)	(19.8)
LiLAC Group	94.3	54.1	40.2	74.3
Total	$547.5	$619.3	$(71.8)	(11.6)

Excluding the effects of FX, interest expense decreased $88.9 million or 14.3% during the three months ended March 31, 2017, as compared to the corresponding period in 2016. This decrease is primarily attributable to (i) a lower average outstanding debt balance, largely due to the VodafoneZiggo JV Transaction, which was partially offset by debt incurred in connection with the CWC Acquisition, and (ii) a lower weighted average interest rate related to the completion of certain refinancing transactions that resulted in extended maturities and decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2017	2016
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(153.8)	$(635.4)
LiLAC Group	(25.5)	(137.6)
Total cross-currency and interest rate derivative contracts (a)	(179.3)	(773.0)
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	(53.2)	205.4
Sumitomo Collar	(23.5)	68.7
Lionsgate Forward	0.5	18.7
Other	(5.8)	0.4
Total equity-related derivative instruments (b)	(82.0)	293.2
Foreign currency forward contracts:
Liberty Global Group	(6.5)	(21.7)
LiLAC Group	(1.8)	(7.1)
Total foreign currency forward contracts	(8.3)	(28.8)
Other – Liberty Global Group	0.5	(0.1)

Total Liberty Global Group	(241.8)	(364.0)
Total LiLAC Group	(27.3)	(144.7)
Total	$(269.1)	$(508.7)
_______________

(a)
The loss during the 2017 period is primarily attributable to the net effect of (i) losses associated with increases in the values of the euro and British pound sterling relative to the U.S. dollar, (ii) gains associated with increases in the market interest rates in the euro market, (iii) losses associated with an increase in market interest rates in the U.S. dollar market and (iv) losses associated with an increase in the value of the Polish zloty relative to the euro. In addition, the loss during the 2017 period includes a net gain of $73.1 million, resulting from changes in our credit risk valuation adjustments. The loss during the 2016 period is primarily attributable to the net effect of (a) losses associated with increases in the values of the euro, Chilean peso and Swiss franc relative to the U.S. dollar, (b) losses associated with decreases in market interest rates in the euro and British pound sterling markets, (c) gains associated with decreases in market interest rates in the U.S. dollar market and (d) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar. In addition, the loss during the 2016 period includes a net gain of $21.4 million, resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 6 to our condensed consolidated financial statements.

For additional information concerning our derivative instruments, see notes 5 and 6 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Three months ended March 31,
	2017	2016
	in millions

Liberty Global Group:
U.S. dollar-denominated debt issued by euro functional currency entities	$80.3	$286.9
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	69.6	(127.1)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(39.8)	(57.9)
Yen-denominated debt issued by a U.S. dollar functional currency entity	(23.4)	(54.1)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(20.9)	35.4
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(1.8)	200.1
Euro-denominated debt issued by British pound sterling functional currency entities	(0.9)	(35.1)
Other	1.3	3.2
Total Liberty Global Group	64.4	251.4
LiLAC Group:
U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	20.5	86.5
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(3.7)	—
Other	(2.3)	1.1
Total LiLAC Group	14.5	87.6
Total	$78.9	$339.0
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments, fair value measurements and debt, see notes 4, 6 and 8, respectively, to our condensed consolidated financial statements. All of our investments and debt that we account for using the fair value method are attributed to the Liberty Global Group. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended March 31,
	2017	2016
	in millions

Investments:
ITV	$78.7	$(240.5)
Sumitomo	75.8	(17.3)
Lionsgate	(1.3)	(52.7)
Other, net	9.8	42.3
Total investments	163.0	(268.2)
Debt	(68.6)	—
Total	$94.4	$(268.2)

Losses on debt modification and extinguishment, net

We recognized losses on debt modification and extinguishment, net, of $45.3 million and $4.3 million during the three months ended March 31, 2017 and 2016, respectively, with each amount attributed to the Liberty Global Group. The loss during the 2017 period is attributable to the net effect of (i) the payment of $32.6 million of redemption premium, (ii) the write-off of $14.2 million of deferred financing costs, (iii) the write-off of $2.8 million of net unamortized premiums and (iv) the payment of $1.3 million of third-party costs. The loss during the 2016 period is attributable to (a) the payment of $3.4 million of redemption premium and (b) the write-off of $0.9 million of deferred financing costs.

For additional information concerning our losses on debt modification and extinguishment, net, see note 8 to our condensed consolidated financial statements.

Share of losses of affiliates, net

The following table sets forth the details of our share of losses of affiliates, net :

	Three months ended March 31,
	2017	2016
	in millions

VodafoneZiggo JV (a)	$1.3	$—
Other	14.1	27.9
Total	$15.4	$27.9
_______________

(a)
Amount includes the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. During the three months ended March 31, 2017, the VodafoneZiggo JV generated revenue of $1,083.8 million, Adjusted OIBDA of $459.5 million, operating income of $56.7 million, net non-operating expenses of $100.3 million (including $153.4 million of interest expense) and a net loss of

$30.6 million. The VodafoneZiggo JV’s operating income includes depreciation and amortization of $399.7 million, which is based on the preliminary fair value accounting applied to the net assets of the VodafoneZiggo JV. The VodafoneZiggo JV is experiencing significant competition, particularly with respect to its mobile services.

Other income, net

The details of our other income, net, are as follows:

	Three months ended March 31,
	2017	2016
	in millions

Liberty Global Group	$11.9	$80.6
LiLAC Group	2.5	0.6
Total	$14.4	$81.2

The amounts for the 2017 and 2016 periods include interest and dividend income of $13.6 million and $13.4 million, respectively. In addition, the amount for the 2016 period includes income of $69.8 million, representing our share of the settlement of certain litigation.

Income tax benefit (expense)

The details of our income tax benefit (expense) are as follows:

	Three months ended March 31,
	2017	2016
	in millions

Liberty Global Group	$(102.2)	$36.9
LiLAC Group	(44.6)	12.0
Total	$(146.8)	$48.9

The income tax expense during the three months ended March 31, 2017 differs from the expected income tax benefit of $23.2 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

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

Net loss

The details of our net loss are as follows:

	Three months ended March 31,
	2017	2016
	in millions

Liberty Global Group	$(256.3)	$(333.8)
LiLAC Group	(10.9)	(38.9)
Total	$(267.2)	$(372.7)

Our net loss for the three months ended March 31, 2017 and 2016 consists of (i) operating income of $569.2 million and $586.6 million, respectively, (ii) net non-operating expense of $689.6 million and $1,008.2 million, respectively, and (iii) income tax benefit (expense) of ($146.8 million) and $48.9 million, respectively.

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

Net loss (earnings) attributable to noncontrolling interests

The details of our net loss (earnings) attributable to noncontrolling interests are as follows:

	Three months ended March 31,
	2017	2016	Change
	in millions

Liberty Global Group	$(36.6)	$3.2	$(39.8)
LiLAC Group	(16.4)	0.4	(16.8)
Total	$(53.0)	$3.6	$(56.6)

The change in net loss (earnings) attributable to noncontrolling interests during the three months ended March 31, 2017, as compared to the corresponding period in 2016, is primarily attributable to the results of operations of (i) Telenet and (ii) CWC following the CWC Acquisition.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is included within one of our seven primary subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Unitymedia, UPC Holding, Telenet, CWC, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, accounted for a significant portion of our consolidated cash and cash equivalents at March 31, 2017. The terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain CWC subsidiaries and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2017 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$67.9
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	1,887.4
LiLAC Group (d)	93.8
Total Liberty Global and unrestricted subsidiaries	2,049.1
Borrowing groups (e):
CWC (f)	288.4
VTR Finance	98.9
Telenet	76.2
Virgin Media (c)	60.6
Liberty Puerto Rico	46.0
UPC Holding	15.6
Unitymedia	1.9
Total borrowing groups	587.6
Total cash and cash equivalents	$2,636.7

Liberty Global Group	$2,109.6
LiLAC Group	527.1
Total cash and cash equivalents	$2,636.7
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis, which is attributed to the Liberty Global Group.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

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

(f)
CWC's subsidiaries hold the majority of CWC's consolidated cash. The ability of certain of these subsidiaries to loan or distribute their cash to CWC is limited by foreign exchange restrictions, the existence of noncontrolling interests, tax considerations and restrictions contained within the debt agreements of certain CWC subsidiaries. As a result, a significant portion of the cash held by CWC subsidiaries is not considered to be an immediate source of corporate liquidity for CWC.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $67.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $1,981.2 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at March 31, 2017. Our remaining cash and cash equivalents of $587.6 million at March 31, 2017 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2017, see note 8 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at March 31, 2017, all outstanding principal due in 2021).

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. On January 4, 2017, in connection with the completion of the VodafoneZiggo JV Transaction, our company received cash of €2.2 billion ($2.4 billion at transaction date). For additional information, see note 4 to our consolidated financial statements.

At March 31, 2017, our consolidated cash and cash equivalents balance includes $2,515.7 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Sumitomo Collar Loan and the Sumitomo Share Loan and (iii) principal payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d)

the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $6,853.9 million at March 31, 2017 and no stated maturity). For information regarding our commitments and contingencies, see note 14 to our condensed consolidated financial statements.

During the three months ended March 31, 2017, we repurchased Liberty Global Shares and LiLAC Shares for an aggregate purchase price of $1,001.2 million and $18.9 million, respectively, including direct acquisition costs. At March 31, 2017, the remaining amount authorized for share repurchases of Liberty Global Shares and LiLAC Shares was $1,947.8 million and $259.8 million, respectively.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2017, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 14 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, Sumitomo Collar Loan, Sumitomo Share Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although it should be noted that the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our March 31, 2017 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2017 was 5.1x. In addition, the ratio of our March 31, 2017 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2017 was 4.8x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of UPC Broadband Holding were to decline, we could be required to partially repay or limit our borrowings under the UPC Broadband Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2017, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2017, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $44.6 billion, including $2,971.8 million that is classified as current in our condensed consolidated balance sheet and $39.3 billion that is not due until 2021 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2017. For additional information concerning our debt maturities, see note 8 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at March 31, 2017, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three months ended
	March 31,
	2017	2016	Change
	in millions

Net cash provided by operating activities	$978.7	$1,090.7	$(112.0)
Net cash provided (used) by investing activities	1,760.9	(1,927.5)	3,688.4
Net cash provided (used) by financing activities	(1,754.2)	781.0	(2,535.2)
Effect of exchange rate changes on cash	22.1	54.2	(32.1)
Net increase (decrease) in cash and cash equivalents	$1,007.5	$(1.6)	$1,009.1

Operating Activities. Our net cash flows from operating activities are as follows:

	Three months ended
	March 31,
	2017	2016	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$902.8	$1,020.8	$(118.0)
LiLAC Group	75.9	69.9	6.0
Total	$978.7	$1,090.7	$(112.0)

The decrease in total net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in cash provided due to higher payments of taxes, (ii) a decrease in cash provided due to higher payments of interest, including higher payments due to the impact of the CWC Acquisition and lower payments due to the impact of the VodafoneZiggo JV Transaction, (iii) an increase in cash provided due to higher cash receipts related to derivative instruments, (iv) a decrease in the reported net cash provided by operating activities due to FX, (v) an increase in cash provided due to higher interest income and (vi) an increase in cash provided by our Adjusted OIBDA and related working capital items, including a decrease due to the impact of the VodafoneZiggo JV Transaction and an increase due to the impact of the CWC Acquisition.

Investing Activities. Our net cash flows from investing activities are as follows:

	Three months ended
	March 31,
	2017	2016	Change
	in millions

Net cash provided (used) by investing activities:
Liberty Global Group	$1,890.7	$(1,879.3)	$3,770.0
LiLAC Group	(129.8)	(55.5)	(74.3)
Inter-group eliminations	—	7.3	(7.3)
Total	$1,760.9	$(1,927.5)	$3,688.4

The change in total net cash provided (used) by our investing activities is primarily attributable to an increase in cash of (i) $1,569.4 million related to distributions received from affiliates, (ii) $1,337.9 million associated with lower cash paid in connection with acquisitions, (iii) $840.8 million associated with the equalization payment received in connection with the completion of the VodafoneZiggo JV Transaction and (iv) $12.3 million due to lower capital expenditures. Capital expenditures decreased from $637.1 million during the first three months of 2016 to $624.8 million during the first three months of 2017 due to the net effect of (a) a decrease due to the impact of the VodafoneZiggo JV Transaction, (b) an increase due to the impact of the CWC Acquisition, (c) a net increase in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing and an increase in related working capital items, and (d) a decrease resulting from FX.

The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 15 to our condensed consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2017			2016
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$884.4	$139.2	$1,023.6	$925.5	$71.5	$997.0
Assets acquired under capital-related vendor financing arrangements	(614.4)	(14.1)	(628.5)	(438.9)	—	(438.9)
Assets acquired under capital leases	(31.4)	(0.9)	(32.3)	(27.9)	—	(27.9)
Changes in current liabilities related to capital expenditures	261.8	0.2	262.0	128.4	(21.5)	106.9
Capital expenditures	$500.4	$124.4	$624.8	$587.1	$50.0	$637.1

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Division, which accounted for $886.8 million and $921.4 million of Liberty Global Group’s property and equipment additions during the three months ended March 31, 2017 and 2016, respectively. The decrease in the European Division’s property and equipment additions is primarily due to the net effect of (i) a decrease due to the impact of the VodafoneZiggo JV Transaction, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects and (iv) a decrease due to FX.
Property and equipment additions attributable to the LiLAC Group increased during the three months ended March 31, 2017, as compared to the corresponding period in 2016, primarily due to (i) an increase due to the impact of the CWC Acquisition, (ii) an increase in expenditures for the purchase and installation of customer premises equipment, (iii) an increase in expenditures for new build and upgrade projects and (iv) an increase due to FX.
Financing Activities. Our net cash flows from financing activities are as follows:

	Three months ended
	March 31,
	2017	2016	Change
	in millions

Net cash provided (used) by financing activities:
Liberty Global Group	$(1,783.1)	$788.5	$(2,571.6)
LiLAC Group	28.9	(0.2)	29.1
Inter-group eliminations	—	(7.3)	7.3
Total	$(1,754.2)	$781.0	$(2,535.2)

The change in total net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,409.0 million related to higher net repayments and repurchases of debt and capital lease obligations, (ii) a decrease in cash of $768.0 million due to higher repurchases of Liberty Global ordinary shares, (iii) a decrease in cash of $162.6 million related to VAT paid on behalf of the VodafoneZiggo JV, (iv) a decrease in cash of $123.3 million related to changes in cash collateral and (v) a decrease in cash of $118.5 million due to higher payments related to derivative instruments.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by our operating activities, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our condensed consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with certain acquisitions). We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, which are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows. We changed our definition of adjusted free cash flow effective January 1, 2017 to remove the add-back of excess tax benefits from share-based compensation. This change, which was given effect for all periods presented, was made to accommodate our January 1, 2017 adoption of ASU 2016-09, pursuant to which we retrospectively revised the presentation of our condensed consolidated statements of cash flows to remove the operating cash outflows and financing cash inflows associated with excess tax benefits from share-based compensation. For additional information, see note 2 to our condensed consolidated financial statements.

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2017			2016
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities	$902.8	$75.9	$978.7	$1,020.8	$69.9	$1,090.7
Cash payments for direct acquisition and disposition costs	1.8	0.9	2.7	8.1	0.1	8.2
Expenses financed by an intermediary (a)	297.8	10.3	308.1	153.5	—	153.5
Capital expenditures	(500.4)	(124.4)	(624.8)	(587.1)	(50.0)	(637.1)
Principal payments on amounts financed by vendors and intermediaries	(1,014.2)	(18.8)	(1,033.0)	(672.9)	—	(672.9)
Principal payments on certain capital leases	(20.4)	(1.9)	(22.3)	(27.3)	(0.1)	(27.4)
Adjusted free cash flow	$(332.6)	$(58.0)	$(390.6)	$(104.9)	$19.9	$(85.0)
_______________

(a)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2017:

	Payments due during:							Total
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter
	in millions

Debt (excluding interest)	$2,547.5	$1,549.1	$691.3	$166.3	$2,278.1	$4,767.1	$31,301.9	$43,301.3
Capital leases (excluding interest)	105.8	120.3	92.6	85.9	85.1	87.8	683.8	1,261.3
Network and connectivity commitments	958.2	424.3	340.6	259.0	244.2	70.1	835.2	3,131.6
Programming commitments	822.8	945.9	497.5	201.1	63.3	36.7	59.6	2,626.9
Purchase commitments	1,163.9	251.2	169.2	115.8	25.7	21.1	58.5	1,805.4
Operating leases	103.3	111.3	93.7	74.3	60.2	78.4	177.8	699.0
Other commitments	42.3	19.6	13.5	8.2	7.5	7.5	7.1	105.7
Total (a)	$5,743.8	$3,421.7	$1,898.4	$910.6	$2,764.1	$5,068.7	$33,123.9	$52,931.2
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$1,100.8	$1,722.3	$1,697.7	$1,691.1	$1,677.0	$1,642.4	$4,145.7	$13,677.0
LiLAC Group	231.6	384.1	382.1	362.4	311.3	232.7	154.7	2,058.9
Total	$1,332.4	$2,106.4	$2,079.8	$2,053.5	$1,988.3	$1,875.1	$4,300.4	$15,735.9
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2017 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($461.4 million at March 31, 2017) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements. For information concerning our commitments, see note 14 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2017 and 2016, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2017.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2017, $1,941.8 million or 73.6% and $393.6 million or 14.9% of our consolidated cash balances were denominated in U.S. dollars and euros, respectively.

Foreign Currency Exchange Rates

The relationships between (i) the euro, the British pound sterling, the Swiss franc, the Hungarian forint, the Polish zloty, the Czech koruna, the Romanian lei, the Chilean peso and the Jamaican dollar and (ii) the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2017	December 31, 2016
Spot rates:
Euro	0.9348	0.9481
British pound sterling	0.7973	0.8100
Swiss franc	0.9999	1.0172
Hungarian forint	288.67	293.29
Polish zloty	3.9549	4.1769
Czech koruna	25.260	25.623
Romanian lei	4.2541	4.3077
Chilean peso	660.37	670.23
Jamaican dollar	128.13	128.77

	Three months ended
	March 31,
	2017	2016
Average rates:
Euro	0.9389	0.9066
British pound sterling	0.8070	0.6984
Swiss franc	1.0040	0.9935
Hungarian forint	290.18	282.95
Polish zloty	4.0559	3.9570
Czech koruna	25.373	24.515
Romanian lei	4.2452	4.0748
Chilean peso	655.13	701.61
Jamaican dollar	128.58	121.07

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2017, we effectively paid a fixed interest rate on 97% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £607 million ($761 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £120 million ($151 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency derivative contracts by approximately £37 million ($46 million).

UPC Broadband Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €514 million ($550 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €241 million ($258 million);

(iii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €132 million ($141 million); and

(iv)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Broadband Holding cross-currency and interest rate derivative contracts by approximately €100 million ($107 million).

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2017, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €234 million ($250 million).

Telenet Cross-currency and Interest Rate Derivative Contracts and Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at March 31, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €166 million ($178 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €116 million ($124 million).

CWC Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2017, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the CWC cross-currency and interest rate derivative contracts by approximately JMD 4 billion ($32 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at March 31, 2017, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 109 billion ($165 million).

ITV Collar

Holding all other factors constant, at March 31, 2017, an instantaneous increase of 10% in the per share market price of ITV’s ordinary shares would have decreased the fair value of the ITV Collar by approximately £85 million ($107 million) and, conversely, a decrease of 10% in the per share market price of ITV’s ordinary shares would have increased the aggregate fair value by approximately £84 million ($105 million).

Sumitomo Collar

Holding all other factors constant, at March 31, 2017, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥4 billion ($36 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, including our counterparty credit risk, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$(50.5)	$(17.3)	$(65.3)	$(68.7)	$(52.0)	$(65.9)	$47.7	$(272.0)
Principal-related (b)	—	—	5.6	121.7	(140.8)	(181.0)	(1,947.8)	(2,142.3)
Other (c)	(54.7)	(160.5)	(61.2)	(6.4)	—	(6.4)	—	(289.2)
Total Liberty Global Group	(105.2)	(177.8)	(120.9)	46.6	(192.8)	(253.3)	(1,900.1)	(2,703.5)
LiLAC Group:
Interest-related (a)	1.9	25.0	23.7	20.3	20.2	16.6	—	107.7
Principal-related (b)	—	—	10.3	—	—	40.2	—	50.5
Other (c)	4.8	—	—	—	—	—	—	4.8
Total LiLAC Group	6.7	25.0	34.0	20.3	20.2	56.8	—	163.0
Total	$(98.5)	$(152.8)	$(86.9)	$66.9	$(172.6)	$(196.5)	$(1,900.1)	$(2,540.5)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2017. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2017, in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2017:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Liberty Global Shares:
January 1, 2017 through January 31, 2017:
Class A	491,000	$31.14	491,000	(b)
Class C	2,851,900	$33.50	2,851,900	(b)
February 1, 2017 through February 28, 2017:
Class A	2,305,600	$36.72	2,305,600	(b)
Class C	4,246,000	$35.53	4,246,000	(b)
March 1, 2017 through March 31, 2017:
Class A	7,779,600	$35.79	7,779,600	(b)
Class C	10,721,000	$35.10	10,721,000	(b)
Total Liberty Global Shares — January 1, 2017 through March 31, 2017:
Class A	10,576,200	$35.78	10,576,200	(b)
Class C	17,818,900	$34.95	17,818,900	(b)

LiLAC Shares:
January 1, 2017 through January 31, 2017:
Class A	80,000	$23.09	80,000	(c)
Class C	212,572	$22.19	212,572	(c)
February 1, 2017 through February 28, 2017:
Class A	145,300	$24.38	145,300	(c)
Class C	73,000	$22.41	73,000	(c)
March 1, 2017 through March 31, 2017:
Class A	316,900	$22.64	316,900	(c)
Class C	—	$—	—	(c)
Total LiLAC Shares — January 1, 2017 through March 31, 2017:
Class A	542,200	$23.17	542,200	(c)
Class C	285,572	$22.25	285,572	(c)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At March 31, 2017, the remaining amount authorized for repurchases of Liberty Global Shares was $1,947.8 million.

(c)	At March 31, 2017, the remaining amount authorized for repurchases of LiLAC Shares was $259.8 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Additional Facility AP Accession Agreement dated February 2, 2017, between, among others, UPC Financing as the Borrower, UPC Broadband Holding and The Bank of Nova Scotia as the Facility Agent and Security Agent under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2017 (File No. 001-35961) (the February 2017 8-K)).

4.2
Additional J Facility Accession Deed dated February 2, 2017, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional J Facility Lender under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.1 to the February 2017 8-K).

4.3
Telenet Additional Facility AH Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet International Finance S.á.r.l. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2017 (File No. 001-35961)(the April 2017 8-K)).

4.4
Telenet Additional Facility AI Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the April 2017 8-K).

4.5
Senior Facilities Agreement dated June 7, 2013, as amended on June 14, 2013 and as amended and restated on July 30, 2015, as further amended December 16, 2016 and as further amended and restated on April 19, 2017, among, inter alia, Virgin Media Finance PLC and certain other subsidiaries of Virgin Media Inc. as borrowers and/or guarantors and The Bank of Nova Scotia as facility agent, Deutsche Bank AG, London Branch, as security trustee, and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-35961)).

10 — Material Contracts:

10.1
Liberty Global 2017 Annual Cash Performance Award Program for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-35961)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

99.1	Unaudited Attributed Financial Information*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	May 8, 2017	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 8, 2017	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Additional Facility AP Accession Agreement dated February 2, 2017, between, among others, UPC Financing as the Borrower, UPC Broadband Holding and The Bank of Nova Scotia as the Facility Agent and Security Agent under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 7, 2017 (File No. 001-35961) (the February 2017 8-K)).

4.2
Additional J Facility Accession Deed dated February 2, 2017, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional J Facility Lender under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.1 to the February 2017 8-K).

4.3
Telenet Additional Facility AH Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet International Finance S.á.r.l. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2017 (File No. 001-35961)(the April 2017 8-K)).

4.4
Telenet Additional Facility AI Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the April 2017 8-K).

4.5
Senior Facilities Agreement dated June 7, 2013, as amended on June 14, 2013 and as amended and restated on July 30, 2015, as further amended December 16, 2016 and as further amended and restated on April 19, 2017, among, inter alia, Virgin Media Finance PLC and certain other subsidiaries of Virgin Media Inc. as borrowers and/or guarantors and The Bank of Nova Scotia as facility agent, Deutsche Bank AG, London Branch, as security trustee, and the lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-35961)).

10 — Material Contracts:

10.1
Liberty Global 2017 Annual Cash Performance Award Program for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-35961)).

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

99.1	Unaudited Attributed Financial Information*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith