Form 10-Q
period 2017-06-30
Liberty Global plc
filed 2017-08-07
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+44.208.483.6449 or 303.220.6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of July 31, 2017 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	225,487,900	11,139,184	595,562,538
LiLAC ordinary shares	48,662,604	1,946,579	120,772,146

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2017	December 31, 2016
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,689.6	$1,629.2
Trade receivables, net	1,871.8	1,906.5
Restricted cash (note 8)	728.6	34.0
Derivative instruments (note 5)	345.1	412.7
Prepaid expenses	255.2	209.4
Receivable from the VodafoneZiggo JV (note 4)	—	2,346.6
Other current assets:
Third-party	446.8	492.4
Related-party — VodafoneZiggo JV (note 4)	67.4	21.0
Total current assets	5,404.5	7,051.8
Investments and related note receivables (including $2,070.2 million and $2,057.2 million, respectively, measured at fair value on a recurring basis) (note 4)	6,679.7	6,483.7
Property and equipment, net (note 7)	22,769.3	21,110.2
Goodwill (note 7)	24,685.5	23,366.3
Intangible assets subject to amortization, net (note 7)	3,469.8	3,657.7
Other assets, net (note 5)	6,800.1	7,014.4
Total assets	$69,808.9	$68,684.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2017	December 31, 2016
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,313.3	$1,168.2
Deferred revenue and advance payments from subscribers and others	1,336.9	1,240.1
Current portion of debt and capital lease obligations (note 8)	3,750.7	2,775.1
Accrued capital expenditures	640.4	765.4
Accrued interest	623.5	671.4
Accrued income taxes	467.0	457.9
Other accrued and current liabilities (notes 5 and 12)	2,376.3	2,644.7
Total current liabilities	10,508.1	9,722.8
Long-term debt and capital lease obligations (note 8)	42,944.6	40,783.6
Other long-term liabilities (notes 5, 9, and 12)	3,645.2	3,445.7
Total liabilities	57,097.9	53,952.1
Commitments and contingencies (notes 3, 5, 8, 9 and 14)
Equity (note 10):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 227,213,535 and 253,827,604 shares, respectively	2.3	2.5
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 11,139,184 and 10,805,850 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 598,043,826 and 634,391,072 shares, respectively	6.0	6.3
LiLAC Shares — Class A, $0.01 nominal value. Issued and outstanding 48,871,500 and 50,317,930 shares, respectively	0.5	0.5
LiLAC Shares — Class B, $0.01 nominal value. Issued and outstanding 1,946,579 and 1,888,323 shares, respectively	—	—
LiLAC Shares — Class C, $0.01 nominal value. Issued and outstanding 120,770,789 and 120,889,034 shares, respectively	1.2	1.2
Additional paid-in capital	15,382.0	17,578.2
Accumulated deficit	(4,434.0)	(3,454.8)
Accumulated other comprehensive earnings (loss), net of taxes	738.4	(372.4)
Treasury shares, at cost	(0.2)	(0.3)
Total Liberty Global shareholders	11,696.3	13,761.3
Noncontrolling interests	1,014.7	970.7
Total equity	12,711.0	14,732.0
Total liabilities and equity	$69,808.9	$68,684.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	in millions, except per share amounts

Revenue (notes 4 and 15)	$4,584.6	$5,074.1	$9,014.5	$9,662.1
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,034.4	1,181.8	2,068.3	2,238.1
Other operating (note 11)	696.3	756.7	1,386.0	1,428.8
Selling, general and administrative (SG&A) (note 11)	809.0	904.5	1,595.7	1,717.6
Depreciation and amortization	1,371.4	1,553.0	2,693.6	2,988.5
Impairment, restructuring and other operating items, net (notes 3 and 12)	31.6	190.3	59.8	214.7
	3,942.7	4,586.3	7,803.4	8,587.7
Operating income	641.9	487.8	1,211.1	1,074.4
Non-operating income (expense):
Interest expense	(561.4)	(657.1)	(1,108.9)	(1,276.4)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	(514.5)	1,052.0	(783.6)	543.3
Foreign currency transaction gains (losses), net	132.2	(298.1)	211.1	40.9
Realized and unrealized losses due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	(139.4)	(376.4)	(45.0)	(644.6)
Losses on debt modification and extinguishment, net (note 8)	(89.6)	(19.6)	(134.9)	(23.9)
Share of losses of affiliates, net (note 4)	(1.7)	(27.2)	(17.1)	(55.1)
Other income, net	9.8	3.7	24.2	84.9
	(1,164.6)	(322.7)	(1,854.2)	(1,330.9)
Earnings (loss) before income taxes	(522.7)	165.1	(643.1)	(256.5)
Income tax expense (note 9)	(129.7)	(56.0)	(276.5)	(7.1)
Net earnings (loss)	(652.4)	109.1	(919.6)	(263.6)
Net earnings attributable to noncontrolling interests	(21.9)	(7.7)	(74.9)	(4.1)
Net earnings (loss) attributable to Liberty Global shareholders	$(674.3)	$101.4	$(994.5)	$(267.7)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share (notes 1 and 13):
Liberty Global Shares	$(0.75)	$0.23	$(1.07)	$(0.15)
LiLAC Shares	$(0.22)	$(2.04)	$(0.38)	$(3.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	in millions

Net earnings (loss)	$(652.4)	$109.1	$(919.6)	$(263.6)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	868.2	(1,010.8)	1,110.9	(994.2)
Pension-related adjustments and other	2.3	(1.6)	(0.5)	(5.2)
Other comprehensive earnings (loss)	870.5	(1,012.4)	1,110.4	(999.4)
Comprehensive earnings (loss)	218.1	(903.3)	190.8	(1,263.0)
Comprehensive earnings attributable to noncontrolling interests	(22.0)	(7.1)	(74.5)	(3.5)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$196.1	$(910.4)	$116.3	$(1,266.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2017, before effect of accounting change	$8.9	$1.7	$17,578.2	$(3,454.8)	$(372.4)	$(0.3)	$13,761.3	$970.7	$14,732.0
Accounting change (note 2)	—	—	—	15.3	—	—	15.3	—	15.3
Balance at January 1, 2017, as adjusted for accounting change	8.9	1.7	17,578.2	(3,439.5)	(372.4)	(0.3)	13,776.6	970.7	14,747.3
Net loss	—	—	—	(994.5)	—	—	(994.5)	74.9	(919.6)
Other comprehensive earnings, net of taxes	—	—	—	—	1,110.8	—	1,110.8	(0.4)	1,110.4
Repurchase and cancellation of Liberty Global ordinary shares (note 10)	(0.7)	—	(2,227.1)	—	—	—	(2,227.8)	—	(2,227.8)
Share-based compensation (note 11)	—	—	81.9	—	—	—	81.9	—	81.9
Adjustments due to changes in subsidiaries’ equity and other, net	0.2	—	(51.0)	—	—	0.1	(50.7)	(30.5)	(81.2)
Balance at June 30, 2017	$8.4	$1.7	$15,382.0	$(4,434.0)	$738.4	$(0.2)	$11,696.3	$1,014.7	$12,711.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2017	2016
	in millions
Cash flows from operating activities:
Net loss	$(919.6)	$(263.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	95.4	143.6
Depreciation and amortization	2,693.6	2,988.5
Impairment, restructuring and other operating items, net	59.8	214.7
Amortization of deferred financing costs and non-cash interest	27.1	39.1
Realized and unrealized losses (gains) on derivative instruments, net	783.6	(543.3)
Foreign currency transaction gains, net	(211.1)	(40.9)
Realized and unrealized losses due to changes in fair values of certain investments and debt	45.0	644.6
Losses on debt modification and extinguishment, net	134.9	23.9
Share of losses of affiliates, net	17.1	55.1
Deferred income tax benefits	(69.0)	(196.4)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(50.7)	(396.8)
Dividends from affiliates and others	104.8	1.3
Net cash provided by operating activities	2,710.9	2,669.8

Cash flows from investing activities:
Distributions received from affiliates	1,569.4	—
Equalization payment related to the VodafoneZiggo JV Transaction	845.3	—
Capital expenditures	(1,192.9)	(1,276.1)
Cash paid in connection with acquisitions, net of cash acquired	(441.5)	(1,325.8)
Investments in and loans to affiliates and others	(64.7)	(44.6)
Other investing activities, net	(3.8)	78.5
Net cash provided (used) by investing activities	$711.8	$(2,568.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2017	2016
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(5,209.1)	$(5,189.0)
Borrowings of debt	5,123.7	6,174.5
Repurchase of Liberty Global ordinary shares	(2,149.6)	(717.5)
Change in cash collateral	(685.3)	117.7
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	(162.6)	—
Payment of financing costs and debt premiums	(140.9)	(89.4)
Net cash paid related to derivative instruments	(139.5)	(43.3)
Other financing activities, net	(79.0)	(88.2)
Net cash provided (used) by financing activities	(3,442.3)	164.8

Effect of exchange rate changes on cash	80.0	37.6

Net increase in cash and cash equivalents	60.4	304.2
Cash and cash equivalents:
Beginning of period	1,629.2	982.1
End of period	$1,689.6	$1,286.3

Cash paid for interest	$1,150.4	$1,276.8
Net cash paid for taxes	$286.4	$246.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2017
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at June 30, 2017 in more than 30 countries.

In Europe, we provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), (ii) Germany through Unitymedia GmbH (Unitymedia), (iii) Belgium through Telenet Group Holding N.V. (Telenet), a 57.3%-owned subsidiary, and (iv) seven other European countries through UPC Holding B.V. (UPC Holding). In addition, through the December 31, 2016 completion of the VodafoneZiggo JV Transaction (as defined and described in note 4), we provided residential and B2B communications services in the Netherlands through VodafoneZiggo Group B.V., which is referred to herein as “Ziggo Group Holding”. Following the completion of the VodafoneZiggo JV Transaction, we own a 50% noncontrolling interest in the VodafoneZiggo JV (as defined in note 4), which provides video, broadband internet, mobile and B2B services in the Netherlands. Virgin Media, Unitymedia and UPC Holding are each wholly-owned subsidiaries of Liberty Global. The operations of Virgin Media, Unitymedia, Telenet, UPC Holding and, through December 31, 2016, Ziggo Group Holding are collectively referred to herein as the “European Division.”

Outside of Europe, we provide residential and B2B communications services in (i) 18 countries, predominantly in Latin America and the Caribbean, through our wholly-owned subsidiary Cable & Wireless Communications Limited (CWC), (ii) Chile through our wholly-owned subsidiary VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. CWC also provides (a) B2B communications services in certain other countries in Latin America and the Caribbean and (b) wholesale communications services over its sub-sea and terrestrial fiber optic cable network that connects over 40 markets in that region. CWC owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas), Cable & Wireless Jamaica Limited (an 82.0%-owned entity that owns the majority of our operations in Jamaica) and Cable & Wireless Barbados Limited (an 81.1%-owned entity that owns the majority of our operations in Barbados). The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

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

The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) LGE Coral Holdco Limited (LGE Coral) and its subsidiaries, which include CWC, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (iii) Lila Chile Holding B.V. (Lila Chile Holding), which is the parent entity of VTR Finance and (iv) LiLAC Communications Inc. (LiLAC Communications) and its subsidiaries, which include Liberty Puerto Rico. The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Unitymedia, Telenet, UPC Holding, our 50% interest in the VodafoneZiggo JV (from December 31, 2016), Ziggo Group Holding (up to December 31, 2016), our corporate entities (excluding LiLAC Communications) and certain other less significant entities.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2017.

Certain prior period amounts have been reclassified to conform to the current period presentation, including the reclassification of certain costs between programming and other direct costs of services, other operating and SG&A expenses.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the requirement to estimate the implied fair value of a reporting unit’s goodwill as determined following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should recognize any goodwill impairment by comparing the fair value of a reporting unit to its carrying amount. We early-adopted ASU 2017-04 effective January 1, 2017. The adoption of ASU 2017-04, which reduces the complexity surrounding the evaluation of our goodwill for impairment, had no immediate impact on our impairment evaluations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
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

As the above revenue recognition changes have offsetting impacts and both result in a relatively minor shift in the timing of revenue recognition, we currently do not expect ASU 2014-09 to have a material impact on our consolidated revenue.

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

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing lease assets and lease liabilities on the balance sheet with additional disclosures about leasing arrangements. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach also includes a number of optional practical expedients an entity may elect to apply. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, the main impact of the adoption of this standard will be the recognition of lease assets and lease liabilities in our consolidated balance sheets for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 will not have significant impacts on our consolidated statements of operations or cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost computation, which can include credits, within non-operating income (expense) in our consolidated statements of operations. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for interim or annual periods. We are currently evaluating the effect that ASU 2017-07 will have on our consolidated financial statements and related disclosures.

(3)   Acquisitions

Pending Acquisitions

Multimedia. On October 18, 2016, our subsidiary UPC Polska SP Z.o.o. entered into a definitive agreement to acquire the cable business of Multimedia Polska S.A. (Multimedia), the third-largest cable operator in Poland, for cash consideration of 3.0 billion Polish zlotys ($809.6 million), which is equal to the enterprise value assigned to Multimedia for purposes of this transaction. We intend to finance the acquisition of Multimedia with existing liquidity. The final purchase price is subject to potential downward adjustments for the operational and financial performance of Multimedia prior to closing. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close in late 2017 or early 2018.

2017 Acquisitions

Carve-out Entities. In connection with the CWC Acquisition, as defined and described below, and an acquisition made by CWC in 2015, certain entities (the Carve-out Entities) that hold licenses granted by the U.S. Federal Communications Commission (the FCC) were transferred to entities not controlled by our company or CWC. The arrangements with respect to the Carve-out Entities, which were executed in connection with the CWC Acquisition and the acquisition made by CWC in 2015, contemplated that upon receipt of regulatory approval, CWC would acquire the Carve-out Entities.  On March 8, 2017, the FCC granted its approval for CWC’s acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of CWC acquired the Carve-out Entities (the CWC Carve-out Acquisition) for an aggregate purchase price of $86.2 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

SFR BeLux. On June 19, 2017, Telenet acquired Coditel Brabant sprl, operating under the SFR brand (SFR BeLux), for €391.0 million ($453.2 million at the transaction date) on a cash and debt free basis (the SFR BeLux Acquisition). SFR BeLux provides cable services to households and businesses in Brussels, Wallonia and Luxembourg and offers mobile services in Belgium through a mobile virtual network operator (MVNO) agreement with BASE, as defined and described below. The SFR BeLux Acquisition was funded through a combination of €210.0 million ($239.7 million) of borrowings under the Telenet Credit Facility and existing liquidity of Telenet.

2016 Acquisitions

CWC. On May 16, 2016, we acquired CWC for shares of Liberty Global (the CWC Acquisition). The CWC Acquisition triggered regulatory approval requirements in certain jurisdictions in which CWC operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Jamaica, Trinidad and Tobago and the Seychelles, have not completed their review of the CWC Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on CWC’s operations and financial condition.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

We have accounted for the CWC Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of CWC based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet of CWC at the May 16, 2016 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

Cash and cash equivalents	$210.8
Other current assets	578.5
Property and equipment, net	2,914.2
Goodwill (a)	5,344.3
Intangible assets subject to amortization, net (b)	1,416.0
Other assets, net	577.8
Current portion of debt and capital lease obligations	(94.1)
Other accrued and current liabilities	(753.2)
Long-term debt and capital lease obligations	(3,305.4)
Other long-term liabilities	(751.8)
Noncontrolling interests (c)	(1,453.2)
Total purchase price (d)	$4,683.9
_______________

(a)
The goodwill recognized in connection with the CWC Acquisition is primarily attributable to (i) the ability to take advantage of CWC’s existing terrestrial and sub-sea networks to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of CWC with other operations in the LiLAC Group.

(b)
Amount primarily includes intangible assets related to customer relationships. The weighted average useful life of CWC’s intangible assets at the May 16, 2016 acquisition date was approximately nine years.

(c)	Represents the estimated aggregate fair value of the noncontrolling interests in CWC’s subsidiaries as of May 16, 2016.

(d)
The total purchase price (i) includes the issuance of Liberty Global Shares and LiLAC Shares that were collectively valued at $4,490.1 million and a special cash dividend of $193.8 million and (ii) excludes direct acquisition costs of $135.0 million, most of which were incurred during 2016. Direct acquisition costs are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

BASE. On February 11, 2016, Telenet acquired Telenet Group BVBA, formerly known as BASE Company NV (BASE), for a cash purchase price of €1,318.9 million ($1,494.3 million at the transaction date) (the BASE Acquisition). BASE is a mobile network operator in Belgium.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to the CWC Acquisition and the BASE Acquisition as if they had been completed as of January 1, 2015. No effect has been given to the CWC Carve-out Acquisition or the SFR BeLux Acquisition as the assumed completion of these acquisitions on January 1, 2016 would not have had a significant impact on our results of operations for the three and six months ended June 30, 2016. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended June 30, 2016	Six months ended June 30, 2016
Revenue (in millions):
Liberty Global Group	$4,471.2	$8,829.7
LiLAC Group	892.9	1,804.2
Total	$5,364.1	$10,633.9

Net earnings (loss) attributable to Liberty Global shareholders (in millions):
Liberty Global Shares	$204.2	$(129.9)
LiLAC Shares	61.4	94.7
Total	$265.6	$(35.2)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share:
Liberty Global Shares:
Basic	$0.22	$(0.14)
Diluted	$0.21	$(0.14)
LiLAC Shares:
Basic	$1.08	$1.67
Diluted	$1.08	$1.66

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(4)   Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2017	December 31, 2016
	in millions
Equity (a):
VodafoneZiggo JV (b)	$4,329.1	$4,186.6
Other	161.0	142.7
Total — equity	4,490.1	4,329.3
Fair value:
ITV plc (ITV) — subject to re-use rights	940.4	1,015.4
Sumitomo Corporation (Sumitomo)	594.1	538.4
ITI Neovision S.A.	158.8	129.3
Lions Gate Entertainment Corp (Lionsgate)	136.3	128.6
Other	240.6	245.5
Total — fair value	2,070.2	2,057.2
Cost	119.4	97.2
Total	$6,679.7	$6,483.7
_______________

(a)	At June 30, 2017 and December 31, 2016, the aggregate carrying amounts of our equity method investments did not materially exceed our proportionate share of the respective investees’ net assets.

(b)
Amounts include a related-party note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $1,141.3 million and $1,054.7 million, respectively, due from a subsidiary of the VodafoneZiggo JV (as defined below) to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and requires €100.0 million ($114.1 million) of principal to be paid annually during the first three years of the agreement, with the remaining principal due on January 16, 2027. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. During the three and six months ended June 30, 2017, interest accrued on the VodafoneZiggo JV Receivable was $15.8 million and $30.6 million, respectively, all of which has been cash settled.

Equity Method Investments

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

VodafoneZiggo JV (a)	$6.5	$—	$5.2	$—
Other	(8.2)	(27.2)	(22.3)	(55.1)
Total	$(1.7)	$(27.2)	$(17.1)	$(55.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

_______________

(a)
Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. On December 31, 2016, one of our wholly-owned subsidiaries contributed Ziggo Group Holding and its subsidiaries (including Liberty Global Netherlands Content B.V., referred to herein as “Ziggo Sport”) to VodafoneZiggo Group Holding B.V., a newly-formed entity that was formed as a 50:50 joint venture (the “VodafoneZiggo JV”) between Vodafone Group plc (Vodafone) and Liberty Global. Ziggo Sport, which became a subsidiary of Ziggo Group Holding during the fourth quarter of 2016, operates premium sports channels in the Netherlands. As a result of the formation of the VodafoneZiggo JV (the VodafoneZiggo JV Transaction), effective December 31, 2016, we no longer consolidate Ziggo Group Holding.

On January 4, 2017, in connection with the completion of the VodafoneZiggo JV Transaction, we received cash of €2.2 billion ($2.4 billion at the transaction date) comprising (i) a distribution reflecting our 50% share of the €2.8 billion ($2.9 billion at the transaction date) of net proceeds from the various debt financing arrangements entered into by certain subsidiaries of Ziggo Group Holding during the third quarter of 2016 and (ii) an equalization payment from Vodafone of €802.9 million ($840.8 million at the transaction date) that was subject to post-closing adjustments. At December 31, 2016, our right to receive this cash is reflected as a current receivable from the VodafoneZiggo JV in our condensed consolidated balance sheet. During the second quarter of 2017, the equalization payment amount was finalized, resulting in an additional €3.9 million ($4.5 million at the transaction date) being received from Vodafone.

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017. In addition, during the first six months of 2017, we received a dividend distribution from the VodafoneZiggo JV of $87.3 million, which was accounted for as a return on capital for purposes of our condensed consolidated statement of cash flows.

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV Transaction (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). Pursuant to the terms of the Framework Agreement, the ongoing services will be provided for a period of four to six years depending on the type of service, while transitional services will be provided for a period of not less than 12 months, after which both parties shall be entitled to terminate the Framework Agreement based on specified notice periods. The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. During the three and six months ended June 30, 2017, we recorded revenue of $31.8 million and $63.3 million, respectively, related to the JV Services. In addition, at June 30, 2017, $67.4 million was due from the VodafoneZiggo JV, primarily related to (a) services performed under the Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VodafoneZiggo JV. This amount, which is periodically cash settled, is included in other current assets in our condensed consolidated balance sheet.

The mobile and fixed-line operations of the VodafoneZiggo JV are experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing spend and increasing or unlimited data bundles. If the adverse impacts of economic, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or cash flows of the VodafoneZiggo JV, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30, 2017	Six months ended June 30, 2017

	in millions

Revenue	$1,096.5	$2,180.3
Loss before income taxes	$(25.6)	$(69.2)
Net loss	$(18.1)	$(48.7)

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2017			December 31, 2016
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$320.0	$1,566.2	$1,886.2	$337.5	$2,123.1	$2,460.6
LiLAC Group	6.3	107.0	113.3	6.9	139.0	145.9
Total cross-currency and interest rate derivative contracts (b)	326.3	1,673.2	1,999.5	344.4	2,262.1	2,606.5
Equity-related derivative instruments – Liberty Global Group (c)	—	556.6	556.6	37.1	486.9	524.0
Foreign currency forward and option contracts:
Liberty Global Group	15.6	4.9	20.5	30.7	14.1	44.8
LiLAC Group	2.8	0.8	3.6	0.3	—	0.3
Total foreign currency forward and option contracts	18.4	5.7	24.1	31.0	14.1	45.1
Other – Liberty Global Group	0.4	0.5	0.9	0.2	0.3	0.5
Total assets:
Liberty Global Group	336.0	2,128.2	2,464.2	405.5	2,624.4	3,029.9
LiLAC Group	9.1	107.8	116.9	7.2	139.0	146.2
Total	$345.1	$2,236.0	$2,581.1	$412.7	$2,763.4	$3,176.1

Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$264.0	$1,107.8	$1,371.8	$239.1	$999.6	$1,238.7
LiLAC Group	27.8	14.6	42.4	24.6	28.9	53.5
Total cross-currency and interest rate derivative contracts (b)	291.8	1,122.4	1,414.2	263.7	1,028.5	1,292.2
Equity-related derivative instruments – Liberty Global Group (c)	8.8	—	8.8	8.6	—	8.6
Foreign currency forward and option contracts:
Liberty Global Group	16.3	0.5	16.8	4.7	0.1	4.8
LiLAC Group	2.4	—	2.4	4.2	—	4.2
Total foreign currency forward and option contracts	18.7	0.5	19.2	8.9	0.1	9.0
Other – Liberty Global Group	—	—	—	—	0.1	0.1
Total liabilities:
Liberty Global Group	289.1	1,108.3	1,397.4	252.4	999.8	1,252.2
LiLAC Group	30.2	14.6	44.8	28.8	28.9	57.7
Total	$319.3	$1,122.9	$1,442.2	$281.2	$1,028.7	$1,309.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (as defined and described in note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $72.2 million and ($14.3 million) during the three months ended June 30, 2017 and 2016, respectively, and a net gain of $145.3 million and $7.1 million during the six months ended June 30, 2017 and 2016, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to a portion of the shares of Sumitomo held by our company and (iii) the prepaid forward transaction (the Lionsgate Forward) with respect to 2.5 million of the shares of Lionsgate held by our company. The fair values of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(656.9)	$699.8	$(810.7)	$64.4
LiLAC Group	(11.8)	(43.6)	(37.3)	(181.2)
Total cross-currency and interest rate derivative contracts	(668.7)	656.2	(848.0)	(116.8)
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	163.4	308.3	110.2	513.7
Sumitomo Collar	2.2	66.3	(21.3)	135.0
Lionsgate Forward	(2.5)	3.3	(2.0)	22.0
Other	0.4	0.5	(5.4)	0.9
Total equity-related derivative instruments	163.5	378.4	81.5	671.6
Foreign currency forward contracts:
Liberty Global Group	(12.1)	19.8	(18.6)	(1.9)
LiLAC Group	2.6	(1.8)	0.8	(8.9)
Total foreign currency forward contracts	(9.5)	18.0	(17.8)	(10.8)
Other – Liberty Global Group	0.2	(0.6)	0.7	(0.7)

Total Liberty Global Group	(505.3)	1,097.4	(747.1)	733.4
Total LiLAC Group	(9.2)	(45.4)	(36.5)	(190.1)
Total	$(514.5)	$1,052.0	$(783.6)	$543.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
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

	Six months ended
	June 30,
	2017	2016
	in millions
Operating activities:
Liberty Global Group	$112.4	$(1.5)
LiLAC Group	(18.2)	2.8
Total operating activities	94.2	1.3
Investing activities:
Liberty Global Group	(0.5)	—
LiLAC Group	(1.6)	(0.4)
Total investing activities	(2.1)	(0.4)
Financing activities – Liberty Global Group	(139.5)	(43.3)
Total cash inflows (outflows):
Liberty Global Group	(27.6)	(44.8)
LiLAC Group	(19.8)	2.4
Total	$(47.4)	$(42.4)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At June 30, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,131.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2017, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual life of our cross-currency swap contracts at June 30, 2017:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		5.5
	$8,933.0		£5,844.3	(a) (b)	6.2
	£30.3		$50.0	(a)	2.3

UPC Holding	$2,390.0		€1,973.7		6.4
	€379.2		$425.0	(a)	7.2
	$1,000.0	CHF	922.0	(b)	6.6
	€2,415.2	CHF	2,781.0		5.6
	€418.5	CZK	11,521.8		3.0
	€488.0	HUF	138,437.5		4.5
	€851.6	PLN	3,604.5		4.2
	€225.9	RON	650.0		4.6

Unitymedia	$3,305.0		€2,562.1	(b)	6.2
	€89.4		$100.0		5.5

Telenet	$2,300.0		€2,067.6		7.6
	€520.1		$595.0	(a)	7.0

CWC	$108.3	JMD	13,817.5		5.5
	£146.7		$194.3		1.7

VTR Finance	$1,400.0	CLP	951,390.0		4.8
_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At June 30, 2017, the total U.S. dollar equivalents of the notional amounts of these derivative instruments for the Virgin Media, UPC Holding and Telenet borrowing groups were $514.4 million, $432.8 million and $593.5 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2017. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Derivative Contracts

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual life of our interest rate swap contracts at June 30, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media (a)	$8,492.7	5.1

UPC Holding (a)	$4,930.2	6.2

Unitymedia	$306.1	5.5

Telenet (a)	$6,144.7	5.7

CWC (a)	$2,225.0	6.6

Liberty Puerto Rico	$675.0	3.8

_______________

(a)	Includes forward-starting derivative instruments.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual life of our basis swap contracts at June 30, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,525.1	0.5

UPC Holding (a)	$4,300.0	1.0

Unitymedia (a)	$855.0	1.2

Telenet (a)	$4,100.0	1.0

CWC (a)	$2,225.0	1.0
_______________

(a)	Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2017, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $1,246.5 million and $1,295.4 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase (decrease) to borrowing costs at June 30, 2017 (a)

Liberty Global Group borrowing groups	(0.03)%
Virgin Media	0.07%
Telenet	(0.34)%
Unitymedia	(0.27)%
UPC Holding	0.33%
LiLAC Group borrowing groups	0.30%
CWC	0.47%
VTR Finance	(0.52)%
Liberty Puerto Rico	0.86%

_______________

(a)	Represents the effect of derivative instruments in effect at June 30, 2017 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2017, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $1,436.5 million.

Equity-related Derivatives

On May 22, 2017, we settled the third tranches of the Sumitomo Collar ($51.0 million asset on the settlement date) and related borrowings (the Sumitomo Collar Loan) ($169.9 million liability on the settlement date) with shares of Sumitomo that were borrowed pursuant to a securities lending arrangement (the Sumitomo Share Loan). The aggregate market value of the borrowed Sumitomo shares on the transaction date was $117.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the Sumitomo Share Loan. The reported fair values of these investments and instruments as of June 30, 2017 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative and certain debt instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments, acquisition accounting and the accounting for our initial investment in the VodafoneZiggo JV. These nonrecurring valuations include the valuation of reporting units, customer relationship and other intangible assets, property and equipment, the implied value of goodwill and the valuation of our initial investment in the VodafoneZiggo JV. The valuation of private reporting units and our initial investment in the VodafoneZiggo JV is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. The weighted average discount rates used in the final valuation of the customer relationships acquired as a result of the CWC Acquisition ranged from 9.0% to 12.0%.

For additional information concerning our fair value measurements, see note 8 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2017 using:
Description	June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,999.5	$—	$1,999.5	$—
Equity-related derivative instruments	556.6	—	—	556.6
Foreign currency forward and option contracts	24.1	—	24.1	—
Other	0.9	—	0.9	—
Total derivative instruments	2,581.1	—	2,024.5	556.6
Investments	2,070.2	1,670.8	—	399.4
Total assets	$4,651.3	$1,670.8	$2,024.5	$956.0

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,414.2	$—	$1,399.2	$15.0
Equity-related derivative instruments	8.8	—	—	8.8
Foreign currency forward and option contracts	19.2	—	19.2	—
Total derivative liabilities	1,442.2	—	1,418.4	23.8
Debt	757.3	356.8	400.5	—
Total liabilities	$2,199.5	$356.8	$1,818.9	$23.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net asset (liability) at January 1, 2017	$374.8	$(10.7)	$515.4	$879.5
Gains included in net loss (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(4.3)	81.5	77.2
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	21.3	—	—	21.3
Partial settlement of Sumitomo Collar (b)	—	—	(51.0)	(51.0)
Additions	12.7	—	—	12.7
Foreign currency translation adjustments, dividends and other, net	(9.4)	—	1.9	(7.5)
Balance of net asset (liability) at June 30, 2017	$399.4	$(15.0)	$547.8	$932.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2017.

(b)	For additional information regarding the partial settlement of the Sumitomo Collar, see note 5.

(7)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2017	December 31, 2016
	in millions
Distribution systems:
Liberty Global Group	$23,800.5	$21,249.9
LiLAC Group	3,711.5	3,522.0
Total	27,512.0	24,771.9
Customer premises equipment:
Liberty Global Group	5,639.1	4,829.9
LiLAC Group	1,255.4	1,205.4
Total	6,894.5	6,035.3
Support equipment, buildings and land:
Liberty Global Group	5,000.9	4,385.5
LiLAC Group	1,180.7	954.8
Total	6,181.6	5,340.3
Total property and equipment, gross:
Liberty Global Group	34,440.5	30,465.3
LiLAC Group	6,147.6	5,682.2
Total	40,588.1	36,147.5
Accumulated depreciation:
Liberty Global Group	(15,722.6)	(13,216.0)
LiLAC Group	(2,096.2)	(1,821.3)
Total	(17,818.8)	(15,037.3)
Total property and equipment, net:
Liberty Global Group	18,717.9	17,249.3
LiLAC Group	4,051.4	3,860.9
Total	$22,769.3	$21,110.2

During the six months ended June 30, 2017 and 2016, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,312.7 million and $946.4 million, respectively, which exclude related VAT of $201.0 million and $128.5 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the six months ended June 30, 2017 and 2016, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $106.4 million and $41.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2017 are set forth below:

	January 1, 2017	Acquisitions and related adjustments	Foreign currency translation adjustments	June 30, 2017
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$7,412.3	$2.3	$405.5	$7,820.1
Belgium	2,032.7	359.6	175.1	2,567.4
Germany	3,013.2	—	247.4	3,260.6
Switzerland/Austria	3,443.4	—	222.4	3,665.8
Total Western Europe	15,901.6	361.9	1,050.4	17,313.9
Central and Eastern Europe	1,144.4	0.9	126.6	1,271.9
Total European Division	17,046.0	362.8	1,177.0	18,585.8
Corporate and other	17.7	—	0.1	17.8
Total Liberty Global Group	17,063.7	362.8	1,177.1	18,603.6
LiLAC Group:
LiLAC Division:
CWC	5,506.1	(180.6)	(43.9)	5,281.6
Chile	397.9	—	3.8	401.7
Puerto Rico	277.7	—	—	277.7
Total LiLAC Division	6,181.7	(180.6)	(40.1)	5,961.0
Corporate and other (a)	120.9	—	—	120.9
Total LiLAC Group	6,302.6	(180.6)	(40.1)	6,081.9
Total	$23,366.3	$182.2	$1,137.0	$24,685.5

_______________

(a)	Represents enterprise-level goodwill that is allocated to our Puerto Rico segment for purposes of our impairment tests.

Based on the results of our October 1, 2016 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of any of CWC’s reporting units could result in the need to record a goodwill impairment charge. If, among other factors, (i) the equity values of the LiLAC Group were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause CWC’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$4,688.5	$(2,820.2)	$1,868.3	$5,499.4	$(3,404.5)	$2,094.9
LiLAC Group	1,408.8	(198.6)	1,210.2	1,303.3	(160.1)	1,143.2
Total	6,097.3	(3,018.8)	3,078.5	6,802.7	(3,564.6)	3,238.1
Other:
Liberty Global Group	517.9	(193.3)	324.6	478.3	(150.0)	328.3
LiLAC Group	85.5	(18.8)	66.7	99.0	(7.7)	91.3
Total	603.4	(212.1)	391.3	577.3	(157.7)	419.6
Total intangible assets subject to amortization, net:
Liberty Global Group	5,206.4	(3,013.5)	2,192.9	5,977.7	(3,554.5)	2,423.2
LiLAC Group	1,494.3	(217.4)	1,276.9	1,402.3	(167.8)	1,234.5
Total	$6,700.7	$(3,230.9)	$3,469.8	$7,380.0	$(3,722.3)	$3,657.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(8)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2017					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
		in millions
Liberty Global Group:
VM Notes	5.54%	—	$—	$9,897.0	$9,311.0	$9,356.6	$9,041.0
VM Credit Facilities	3.89%	(d)	878.0	4,616.7	4,531.5	4,599.2	4,505.5
Unitymedia Notes	4.97%	—	—	8,028.0	7,679.7	7,594.8	7,419.3
Unitymedia Credit Facilities	3.53%	(e)	1,185.6	239.3	—	240.0	—
UPCB SPE Notes	4.52%	—	—	2,585.2	1,783.7	2,509.6	1,772.8
UPC Holding Senior Notes	5.73%	—	—	2,356.0	1,569.8	2,288.0	1,451.5
UPC Holding Bank Facility	3.91%	€990.1	1,130.0	2,155.1	2,811.9	2,150.0	2,782.8
Telenet Credit Facility (f)	3.49%	€335.0	382.3	4,067.5	3,210.0	4,062.4	3,187.5
Telenet SPE Notes	5.48%	—	—	975.9	1,383.9	890.2	1,297.3
Vendor financing (g)	3.61%	—	—	2,452.2	2,284.5	2,452.2	2,284.5
ITV Collar Loan	1.35%	—	—	1,356.3	1,323.7	1,407.9	1,336.2
Derivative-related debt instruments (h)	3.30%	—	—	806.8	450.7	730.6	416.7
Sumitomo Share Loan (i)	1.05%	—	—	356.8	215.5	356.8	215.5
Sumitomo Collar Loan	1.88%	—	—	342.2	499.7	338.4	488.2
Other (j)	5.48%	—	—	387.6	343.2	391.8	349.0
Total Liberty Global Group	4.48%		3,575.9	40,622.6	37,398.8	39,368.5	36,547.8
LiLAC Group:
CWC Notes	7.31%	—	—	2,356.3	2,319.6	2,190.8	2,181.1
CWC Credit Facilities	4.51%	$741.5	741.5	1,522.3	1,427.9	1,518.3	1,411.9
VTR Finance Senior Secured Notes	6.88%	—	—	1,487.8	1,463.9	1,400.0	1,400.0
VTR Credit Facility	—	(k)	226.3	—	—	—	—
Liberty Puerto Rico Bank Facility	4.98%	$40.0	40.0	934.2	935.2	942.5	942.5
Vendor financing (g)	4.46%	—	—	93.1	48.9	93.1	48.9
Total LiLAC Group	6.12%		1,007.8	6,393.7	6,195.5	6,144.7	5,984.4
Total debt before premiums, discounts, fair value adjustments and deferred financing costs	4.71%		$4,583.7	$47,016.3	$43,594.3	$45,513.2	$42,532.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

The following table provides a reconciliation of total debt before premiums, discounts, fair value adjustments and deferred financing costs to total debt and capital lease obligations:

	June 30, 2017	December 31, 2016
	in millions

Total debt before premiums, discounts, fair value adjustments and deferred financing costs	$45,513.2	$42,532.2
Premiums, discounts, fair value adjustments and deferred financing costs, net	(193.0)	(216.3)
Total carrying amount of debt	45,320.2	42,315.9
Capital lease obligations (l)	1,375.1	1,242.8
Total debt and capital lease obligations	46,695.3	43,558.7
Current maturities of debt and capital lease obligations	(3,750.7)	(2,775.1)
Long-term debt and capital lease obligations	$42,944.6	$40,783.6

_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2017 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.77% (including 4.50% for the Liberty Global Group and 6.43% for the LiLAC Group) at June 30, 2017. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2017 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2017, based on the applicable leverage-based restricted payment tests and leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table we present (i) for each subsidiary where the ability to borrow is limited, the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below assume no changes from June 30, 2017 borrowing levels and are based on the applicable leverage-based restricted payment tests and covenant and other limitations in effect for each borrowing group at June 30, 2017, both before and after considering the impact of the completion of the June 30, 2017 compliance requirements. For information regarding certain refinancing transactions completed subsequent to June 30, 2017 that could have an impact on unused borrowing capacity and/or the availability to be borrowed, loaned or distributed, see note 16.

	Limitation on availability
	June 30, 2017		Upon completion of relevant June 30, 2017 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
UPC Holding Bank Facility (1)	€990.1	$1,130.0	€933.7	$1,065.6
CWC Credit Facilities (2)	$691.5	$691.5	$691.5	$691.5

Limitation on availability to be loaned or distributed by:
Virgin Media	£618.8	$804.9	£397.3	$516.8
Unitymedia (3)	€750.1	$856.0	€731.8	$835.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

_______________

(1)	Amounts include the impact of the redemption of the UPC Holding 6.375% Senior Notes, which was completed in July 2017.

(2)
Amounts include the impact of (i) the July 3, 2017 drawdown of $50.0 million under the CWC Revolving Credit Facility to fund a portion of the contribution to the CWSF (as defined in note 14) and (ii) the removal of the limitation related to letters of credit issued in connection with certain pension obligations. For additional information, see note 14.

(3)	Borrowing currency represents the euro equivalent of the total Unitymedia Credit Facilities.

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

(d)	Unused borrowing capacity under the VM Credit Facilities relates to a multi-currency revolving facility with maximum borrowing capacity equivalent to £675.0 million ($878.0 million).

(e)
The Unitymedia Credit Facilities comprise (i) a €420.0 million ($479.3 million) senior secured revolving credit facility and an €80.0 million ($91.3 million) super senior secured revolving credit facility, each of which were undrawn at June 30, 2017, and (ii) $615.0 million of unused borrowing capacity under UM Facility B, as defined and described below.

(f)
In connection with the June 19, 2017 closing of the SFR BeLux Acquisition, Telenet borrowed (i) the full €120.0 million ($137.0 million) amount under Telenet Facility Z and (ii) €90.0 million ($102.7 million) of the total €400.0 million ($456.5 million) amount under Telenet Facility AG. For further information regarding the SFR BeLux Acquisition, see note 3.

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

(h)
Represents amounts associated with certain derivative-related borrowing instruments, including outstanding principal of $361.1 million and $119.3 million, respectively, which are carried at a fair value of $400.5 million and $128.9 million, respectively. For information regarding fair value hierarchies, see note 6.

(i)	The Sumitomo Share Loan is carried at fair value. For further information, see note 5.

(j)	Amounts include $143.1 million and $116.0 million, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(k)
The VTR Credit Facility is a senior secured credit facility that comprises a $160.0 million revolving credit facility and a CLP 44.0 billion ($66.3 million) revolving credit facility, each of which were undrawn at June 30, 2017.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(l)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	June 30, 2017	December 31, 2016
	in millions
Liberty Global Group:
Unitymedia	$698.4	$657.0
Telenet	415.7	374.0
Virgin Media	77.2	91.2
Other subsidiaries	163.0	98.9
Total Liberty Global Group	1,354.3	1,221.1
LiLAC Group:
CWC	19.9	20.8
VTR	0.9	0.7
Liberty Puerto Rico	—	0.2
Total LiLAC Group	20.8	21.7
Total capital lease obligations	$1,375.1	$1,242.8

Refinancing Transactions - General Information

At June 30, 2017, most of our outstanding debt had been incurred by one of our seven primary subsidiary "borrowing groups." In the following discussion, references to these primary borrowing groups, which comprise Virgin Media, Unitymedia, UPC Holding, Telenet, CWC, VTR Finance and Liberty Puerto Rico, include their respective restricted parent and subsidiary entities. We have completed various refinancing transactions during the first six months of 2017. Unless otherwise noted, the terms and conditions of the notes and credit facilities entered into are largely consistent with those of our existing notes and credit facilities with regard to covenants, events of default and change of control provisions, among other items. For information concerning the general terms and conditions of our debt, see note 10 to the consolidated financial statements included in our 10-K.

Virgin Media Refinancing Transactions

In January 2017, Virgin Media issued £675.0 million ($878.0 million) principal amount of 5.0% senior secured notes due April 15, 2027 (the April 2027 VM Senior Secured Notes). The net proceeds from the April 2027 VM Senior Secured Notes were used to redeem in full the £640.0 million ($832.5 million) outstanding principal amount under the April 2021 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment, net, of $39.9 million. This loss includes (i) the payment of $32.6 million of redemption premium and (ii) the write-off of $7.3 million of unamortized discount and deferred financing costs.

Subject to the circumstances described below, the April 2027 VM Senior Secured Notes are non-callable until April 15, 2022. At any time prior to April 15, 2022, Virgin Media may redeem some or all of the April 2027 VM Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to April 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Virgin Media may redeem some or all of the April 2027 VM Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing April 15:
2022	102.500%
2023	101.250%
2024	100.625%
2025 and thereafter	100.000%

In February 2017, Virgin Media entered into a new £865.0 million ($1,125.1 million) term loan facility (VM Facility J). VM Facility J matures on January 31, 2026, bears interest at a rate of LIBOR + 3.50% and is subject to a LIBOR floor of 0.0%. The net proceeds from VM Facility J were used to prepay in full the £849.4 million ($1,104.8 million) outstanding principal amount under VM Facility E. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment, net, of $2.4 million related to unamortized discount and deferred financing costs.

In February 2017, Virgin Media launched an offer (the Exchange Offer) to exchange the January 2021 VM Sterling Senior Secured Notes for new senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes). The Exchange Offer was consummated on March 21, 2017 and £521.3 million ($678.1 million) aggregate principal amount of the January 2021 VM Sterling Senior Secured Notes was exchanged for £521.3 million aggregate principal amount of the 2025 VM Sterling Senior Secured Notes. Interest on the 2025 VM Sterling Senior Secured Notes will initially accrue at a rate of 6.0% up to January 15, 2021 and at a rate of 11.0% thereafter. The January 2021 VM Sterling Senior Secured Notes were exchanged for the 2025 VM Sterling Senior Secured Notes in a non-cash transaction, other than the payment of accrued and unpaid interest on the exchanged January 2021 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a gain on debt modification and extinguishment, net, of $5.7 million. This gain includes (i) the write-off of $7.0 million of unamortized premium and (ii) the payment of $1.3 million of third-party costs.

Subject to the circumstances described below, the 2025 VM Sterling Senior Secured Notes are non-callable until January 15, 2021. At any time prior to January 15, 2021, Virgin Media may redeem some or all of the 2025 VM Sterling Senior Secured Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to January 15, 2021 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

Virgin Media may redeem some or all of the 2025 VM Sterling Senior Secured Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing January 15:
2021	105.000%
2022	102.500%
2023 and thereafter	100.000%

Unitymedia Refinancing Transaction

In June 2017, Unitymedia entered into a new $855.0 million term loan facility (UM Facility B), of which $240.0 million was drawn as of June 30, 2017. UM Facility B was issued at 99.75% of par, matures on September 30, 2025, bears interest at a rate of LIBOR + 2.25% and is subject to a LIBOR floor of 0.0%. The $240.0 million of net proceeds from UM Facility B that were drawn as of June 30, 2017, together with existing cash, were used to (i) redeem 10% of the original principal amount of each of the following series of notes: (a) the January 2023 UM Dollar Senior Secured Notes and (b) the April 2023 UM Senior Secured Notes and (ii) redeem 10% of the outstanding principal amount of each of the following series of notes: (1) the January 2023 5.75% UM Euro Senior Secured Notes and (2) the January 2023 5.125% UM Euro Senior Secured Notes. In connection with these transactions,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Unitymedia recognized a loss on debt modification and extinguishment, net, of $8.2 million. This loss includes (I) the payment of $6.9 million of redemption premium and (II) the write-off of $1.3 million of unamortized discounts and deferred financing costs.

UPC Holding Refinancing Transactions

In February 2017, UPC Holding entered into a new $2,150.0 million term loan facility (UPC Facility AP). UPC Facility AP was issued at 99.75% of par, matures on April 15, 2025, bears interest at a rate of LIBOR + 2.75% and is subject to a LIBOR floor of 0.0%. The net proceeds from UPC Facility AP, together with existing cash, were used to prepay in full the $2,150.0 million outstanding principal amount under UPC Facility AN. In connection with these transactions, UPC Holding recognized a loss on debt modification and extinguishment, net, of $8.9 million related to unamortized discount and deferred financing costs.

In June 2017, UPCB Finance VII Limited (UPCB Finance VII) issued €600.0 million ($684.8 million) principal amount of 3.625% senior secured notes due June 15, 2029 (the UPCB Finance VII Notes). UPCB Finance VII is a special purpose financing entity, which is 100% owned by a third party, created for the primary purpose of facilitating the offering of senior secured notes, for which we are the primary beneficiary. As such, UPC Holding and Liberty Global are required to consolidate UPCB Finance VII. UPCB Finance VII used the proceeds to fund UPC Facility AQ, an additional facility under the UPC Holding Bank Facility, with a subsidiary of UPC Holding as the borrower. The call provisions, maturity and applicable interest rate for UPC Facility AQ are the same as those for the UPCB Finance VII Notes.

The net proceeds from UPC Facility AQ were used, together with existing cash, to prepay in full the €600 million ($684.8 million) outstanding principal amount under UPC Facility AO. In connection with these transactions, UPC Holding recognized a loss on debt modification and extinguishment, net, of $5.4 million related to unamortized discount and deferred financing costs.

Subject to the circumstances described below, the UPCB Finance VII Notes are non-callable until June 15, 2022. At any time prior to June 15, 2022, UPCB Finance VII may redeem some or all of the UPCB Finance VII Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to June 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

UPCB Finance VII may redeem some or all of the UPCB Finance VII Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing June 15:
2022	101.813%
2023	100.906%
2024	100.453%
2025 and thereafter	100.000%

In June 2017, UPC Holding issued €635.0 million ($724.7 million) principal amount of 3.875% senior secured notes due June 15, 2029 (the UPC Holding 3.875% Senior Notes). The net proceeds from the UPC Holding 3.875% Senior Notes were used to redeem in full the €600.0 million ($684.8 million) outstanding principal amount under the UPC Holding 6.375% Senior Notes. As the redemption of the UPC Holding 6.375% Senior Notes was not completed until July 2017, the proceeds from the issuance of the UPC Holding 3.875% Senior Notes were held in escrow at June 30, 2017 as cash collateral.

Subject to the circumstances described below, the UPC Holding 3.875% Senior Notes are non-callable until June 15, 2022. At any time prior to June 15, 2022, UPC Holding may redeem some or all of the UPC Holding 3.875% Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to June 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

UPC Holding may redeem some or all of the UPC Holding 3.875% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing June 15:
2022	101.938%
2023	100.969%
2024	100.484%
2025 and thereafter	100.000%

Telenet Refinancing Transactions

In April 2017, Telenet entered into (i) a €1,330.0 million ($1,517.9 million) term loan facility (Telenet Facility AH), which was issued at 99.75% of par, matures on March 31, 2026, bears interest at a rate of EURIBOR + 3.00% and is subject to a EURIBOR floor of 0.0%, and (ii) a $1,800.0 million term loan facility (Telenet Facility AI), which was issued at 99.75% of par, matures on June 30, 2025, bears interest at a rate of LIBOR + 2.75% and is subject to a LIBOR floor of 0.0%. The net proceeds from Telenet Facility AH and Telenet Facility AI were used to prepay in full (a) the €1,600.0 million ($1,826.1 million) outstanding principal amount under Telenet Facility AE and (b) the $1,500.0 million outstanding principal amount under Telenet Facility AF. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, net, of $22.1 million related to unamortized discounts and deferred financing costs.

In May 2017, commitments under Telenet Facility AI were increased by $500.0 million (the Telenet Facility AI Add-on). The Telenet Facility AI Add-on was issued at 100% of par with the same maturity and interest rate as Telenet Facility AI. The proceeds from Telenet Facility AI Add-on were used to prepay in full the €450.0 million ($513.6 million) outstanding principal amount under Telenet Facility U, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance V Luxembourg S.C.A (Telenet Finance V) and, in turn, Telenet Finance V used such proceeds to fully redeem the €450.0 million outstanding principal amount of its 6.25% senior secured notes. Telenet Finance V is a special purpose financing entity, which is 100% owned by a third party, created for the primary purpose of facilitating the offering of senior secured notes, for which we are the primary beneficiary. As such, Telenet and Liberty Global are required to consolidate Telenet Finance V. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, net, of $27.7 million. This loss includes (i) the payment of $21.5 million of redemption premium and (ii) the write-off of $6.2 million of unamortized discount and deferred financing costs.

CWC Refinancing Transactions

In May 2017, CWC entered into a new $1,125.0 million term loan facility (the CWC Term Loan B-3 Facility). The CWC Term Loan B-3 Facility was issued at 99.5% of par, matures on January 31, 2025, bears interest at a rate of LIBOR + 3.50% and is subject to a LIBOR floor of 0.0%. The net proceeds from the CWC Term Loan B-3 Facility were used to prepay in full the $1,100.0 million outstanding principal amount under the CWC Term Loans. In connection with these transactions, CWC recognized a loss on debt modification and extinguishment, net, of $24.9 million. This loss includes (i) the write-off of $22.7 million of unamortized discount and deferred financing costs and (ii) the payment of $2.2 million of third-party costs.

In July 2017, the commitments under the CWC Term Loan B-3 Facility were increased by $700.0 million (the CWC Term Loan B-3 Facility Add-on). The CWC Term Loan B-3 Facility Add-on was issued at 99.5% of par with the same maturity and interest rate as the CWC Term Loan B-3 Facility. The net proceeds from the CWC Term Loan B-3 Facility Add-on will be used to redeem $645.0 million of the $1,250.0 million outstanding principal amount of the Columbus Senior Notes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Maturities of Debt and Capital Lease Obligations
Maturities of our debt and capital lease obligations as of June 30, 2017 are presented below (U.S. dollar equivalents based on June 30, 2017 exchange rates) for the named entity and its subsidiaries, unless otherwise noted:

Debt:

	Liberty Global Group
	Virgin Media	Unitymedia	UPC Holding (a)	Telenet (b)	Other	Total Liberty Global Group
	in millions
Year ending December 31:
2017 (remainder of year)	$302.0	$174.6	$1,167.2	$314.2	$202.5	$2,160.5
2018	781.2	124.0	430.3	66.8	198.8	1,601.1
2019	116.1	8.2	2.7	19.4	32.1	178.5
2020	84.1	7.8	11.8	12.9	192.6	309.2
2021	1,330.5	7.4	11.1	11.4	1,314.4	2,674.8
2022	382.4	607.9	4.5	11.7	313.6	1,320.1
Thereafter	12,464.9	7,601.4	6,264.6	4,793.4	—	31,124.3
Total debt maturities	15,461.2	8,531.3	7,892.2	5,229.8	2,254.0	39,368.5
Premiums, discounts, fair value adjustments and deferred financing costs, net	(69.3)	(49.8)	(50.3)	(33.2)	(32.4)	(235.0)
Total debt	$15,391.9	$8,481.5	$7,841.9	$5,196.6	$2,221.6	$39,133.5
Current portion	$1,095.4	$298.2	$1,597.0	$372.4	$55.2	$3,418.2
Noncurrent portion	$14,296.5	$8,183.3	$6,244.9	$4,824.2	$2,166.4	$35,715.3

		LiLAC Group
	Total Liberty Global Group	CWC	VTR	Liberty Puerto Rico	Total LiLAC Group	Total Liberty Global
	in millions
Year ending December 31:
2017 (remainder of year)	$2,160.5	$43.6	$19.6	$—	$63.2	$2,223.7
2018	1,601.1	79.1	53.5	—	132.6	1,733.7
2019	178.5	260.6	—	—	260.6	439.1
2020	309.2	39.3	—	—	39.3	348.5
2021	2,674.8	1,385.0	—	—	1,385.0	4,059.8
2022	1,320.1	775.1	—	850.0	1,625.1	2,945.2
Thereafter	31,124.3	1,146.4	1,400.0	92.5	2,638.9	33,763.2
Total debt maturities	39,368.5	3,729.1	1,473.1	942.5	6,144.7	45,513.2
Premiums, discounts, fair value adjustments and deferred financing costs, net	(235.0)	78.0	(23.4)	(12.6)	42.0	(193.0)
Total debt	$39,133.5	$3,807.1	$1,449.7	$929.9	$6,186.7	$45,320.2
Current portion	$3,418.2	$119.9	$73.1	$—	$193.0	$3,611.2
Noncurrent portion	$35,715.3	$3,687.2	$1,376.6	$929.9	$5,993.7	$41,709.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2017 (remainder of year)	$42.4	$36.1	$15.9	$21.6	$116.0	$11.9	$127.9
2018	84.7	71.4	16.2	36.5	208.8	5.6	214.4
2019	84.2	62.1	7.9	29.8	184.0	2.7	186.7
2020	83.8	58.9	5.0	24.1	171.8	1.3	173.1
2021	83.7	56.7	4.8	20.4	165.6	0.1	165.7
2022	83.6	58.3	4.1	14.8	160.8	—	160.8
Thereafter	660.0	210.2	174.3	47.1	1,091.6	—	1,091.6
Total principal and interest payments	1,122.4	553.7	228.2	194.3	2,098.6	21.6	2,120.2
Amounts representing interest	(424.0)	(138.0)	(151.0)	(31.3)	(744.3)	(0.8)	(745.1)
Present value of net minimum lease payments	$698.4	$415.7	$77.2	$163.0	$1,354.3	$20.8	$1,375.1
Current portion	$32.0	$49.3	$21.4	$29.7	$132.4	$7.1	$139.5
Noncurrent portion	$666.4	$366.4	$55.8	$133.3	$1,221.9	$13.7	$1,235.6

Non-cash Financing Transactions
During the six months ended June 30, 2017 and 2016, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $7,731.2 million and $205.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(9)    Income Taxes

Income tax expense attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	in millions

Computed “expected” tax benefit (expense) (a)	$100.6	$(33.0)	$123.8	$51.3
Change in valuation allowances (b):
Expense	(125.8)	(1.5)	(207.7)	(235.1)
Benefit	11.6	(119.8)	35.4	13.9
Non-deductible or non-taxable foreign currency exchange results (b):
Expense	(116.1)	(1.0)	(174.6)	(2.3)
Benefit	2.4	103.5	4.3	122.1
Non-deductible or non-taxable interest and other items (b):
Expense	(29.5)	(23.1)	(99.2)	(45.2)
Benefit	10.9	12.0	24.0	21.9
International rate differences (b) (c):
Benefit	43.2	41.8	79.0	77.0
Expense	(14.9)	(16.4)	(46.6)	(23.0)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Expense	(14.0)	(73.4)	(28.0)	(97.1)
Benefit	2.2	7.5	2.6	18.8
Enacted tax law and rate change	6.7	(1.0)	16.4	(5.2)
Recognition of previously unrecognized tax benefits	5.3	2.9	8.9	17.9
Tax effect of intercompany financing	—	47.0	—	85.1
Other, net	(12.3)	(1.5)	(14.8)	(7.2)
Total income tax expense	$(129.7)	$(56.0)	$(276.5)	$(7.1)
_______________

(a)
The statutory or “expected” tax rates are U.K. rates of 19.25% for the 2017 periods and 20.0% for the 2016 periods. The statutory rate for the 2017 periods represents the blended rate that will be in effect for the year ended December 31, 2017 based on the 20.0% statutory rate that was in effect for the first quarter of 2017 and the 19.0% statutory rate that is in effect for the remainder of 2017.

(b)	Country jurisdictions giving rise to income tax benefits are grouped together and shown separately from country jurisdictions giving rise to income tax expenses.

(c)	Amounts reflect adjustments (either a benefit or an expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

At June 30, 2017, our unrecognized tax benefits of $566.1 million included $508.7 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2017. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Austria, Chile, Germany, the Netherlands, Panama, Poland, Trinidad and Tobago, the U.S. and certain other jurisdictions within Latin America and the Caribbean. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. In Chile, adjustments received from the tax authorities for the tax years 2011 and 2012 are in dispute. We have appealed these adjustments to the Chilean tax court. Also in Chile, we recorded an income tax receivable in connection with the expected utilization of certain net operating loss carryforwards upon the completion of a merger transaction of two indirect subsidiaries of Liberty Global. We are engaged in an ongoing examination by tax authorities in Chile in connection with this receivable and were notified during the third quarter of 2016 that approximately 48% of our claim has been agreed by the tax authorities. This refund was received during the second quarter of 2017. We intend to pursue the payment of the remaining portion of this receivable through all available methods. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(10)    Equity

A summary of the changes in our share capital during the six months ended June 30, 2017 is set forth in the table below:

	Liberty Global Shares				LiLAC Shares
	Class A	Class B	Class C	Total	Class A	Class B	Class C	Total
	in millions
Balance at January 1, 2017	$2.5	$0.1	$6.3	$8.9	$0.5	$—	$1.2	$1.7
Repurchase and cancellation of Liberty Global ordinary shares	(0.3)	—	(0.4)	(0.7)	—	—	—	—
Shares issued upon exercise or vesting of share-based incentive awards	0.1	—	0.1	0.2	—	—	—	—
Balance at June 30, 2017	$2.3	$0.1	$6.0	$8.4	$0.5	$—	$1.2	$1.7

The following table provides details of our share repurchases during the six months ended June 30, 2017:

	Class A ordinary shares		Class C ordinary shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions

Liberty Global Shares	27,257,110	$33.98	37,973,400	$33.20	$2,186.7

LiLAC Shares	1,577,100	$22.04	285,572	$22.25	$41.1

_______________

(a)
Includes direct acquisition costs, where applicable. As of June 30, 2017, the remaining amount authorized for repurchases of Liberty Global Shares and LiLAC Shares was $769.0 million and $237.7 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(11)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$20.8	$35.8	$25.3	$76.9
Other share-based incentive awards	31.5	33.1	59.6	58.5
Total Liberty Global	52.3	68.9	84.9	135.4
Telenet share-based incentive awards	3.5	3.6	7.5	4.6
Other	0.6	2.1	3.0	3.6
Total	$56.4	$74.6	$95.4	$143.6
Included in:
Other operating expense:
Liberty Global Group	$0.8	$1.1	$1.7	$1.6
LiLAC Group	0.1	0.3	0.6	0.5
Total other operating expense	0.9	1.4	2.3	2.1
SG&A expense:
Liberty Global Group	52.6	70.3	85.1	137.0
LiLAC Group	2.9	2.9	8.0	4.5
Total SG&A expense	55.5	73.2	93.1	141.5
Total	$56.4	$74.6	$95.4	$143.6
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs), (ii) for the 2016 periods, a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) through March 2017, performance grant units (PGUs) held by our Chief Executive Officer. The Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

The following table provides the aggregate number of options, share appreciation rights (SARs) and PSARs with respect to (i) Liberty Global Shares and (ii) LiLAC Shares that were (a) outstanding and (b) exercisable as of June 30, 2017:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price

Aggregate number of Liberty Global options, SARs and PSARs:
Outstanding at June 30, 2017	15,772,744	$32.27	37,673,600	$30.06
Exercisable at June 30, 2017	8,778,178	$29.62	23,636,492	$27.44
Aggregate number of LiLAC options, SARs and PSARs:
Outstanding at June 30, 2017	2,551,821	$31.61	5,918,044	$31.60
Exercisable at June 30, 2017	1,220,756	$33.54	3,253,819	$32.65

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

The following table provides the aggregate number of restricted share units (RSUs) and PSUs with respect to (i) Liberty Global Shares and (ii) LiLAC Shares that were outstanding as of June 30, 2017:

	Class A	Class C

Aggregate number of RSUs:
Liberty Global	680,875	1,353,264
LiLAC	191,990	393,870
Aggregate number of PSUs:
Liberty Global	2,425,135	4,857,495
LiLAC	432,405	864,853

(12) Restructuring Liability

A summary of the changes in our restructuring liability during the six months ended June 30, 2017 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2017	$77.6	$7.3	$58.7	$143.6
Restructuring charges	45.7	2.5	3.9	52.1
Cash paid	(71.9)	(1.5)	(18.9)	(92.3)
Foreign currency translation adjustments and other	5.3	0.3	1.5	7.1
Restructuring liability as of June 30, 2017	$56.7	$8.6	$45.2	$110.5

Current portion	$55.3	$4.0	$16.9	$76.2
Noncurrent portion	1.4	4.6	28.3	34.3
Total	$56.7	$8.6	$45.2	$110.5

Our restructuring charges during the six months ended June 30, 2017 include employee severance and termination costs related to certain reorganization and integration activities of $14.0 million at CWC, $13.2 million in Germany, $8.0 million in U.K./Ireland and $6.0 million in the European Division’s central operations.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

The details of our net earnings (loss) attributable to holders of Liberty Global Shares and LiLAC Shares are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	in millions
Net earnings (loss) attributable to holders of:
Liberty Global Shares	$(636.6)	$204.2	$(929.5)	$(126.4)
LiLAC Shares	(37.7)	(102.8)	(65.0)	(141.3)
Net earnings (loss) attributable to Liberty Global shareholders	$(674.3)	$101.4	$(994.5)	$(267.7)

The details of our weighted average ordinary shares outstanding are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average ordinary shares outstanding:
Liberty Global Shares:
Basic	853,612,217	892,530,351	871,936,668	868,011,483
Diluted	853,612,217	900,686,305	871,936,668	868,011,483
LiLAC Shares:
Basic	172,074,934	50,357,803	172,410,613	47,145,780
Diluted	172,074,934	50,357,803	172,410,613	47,145,780

Liberty Global Shares

We reported losses attributable to holders of Liberty Global Shares for the three and six months ended June 30, 2017 and the six months ended June 30, 2016. Therefore, the potentially dilutive effect at June 30, 2017 and 2016 of the following items were not included in the computation of diluted loss per share attributable to holders of Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, at June 30, 2016, PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of outstanding options, SARs, PSARs and RSUs of approximately 55.5 million and 49.3 million, respectively, (ii) the aggregate number of PSUs and PGUs of approximately 7.3 million and 8.9 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of nil and approximately 2.7 million, respectively.

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

The following were excluded from the calculation of diluted earnings per share set forth in the table above because their effect would have been anti-dilutive: (i) a total of 24.3 million options, SARs, PSARs and RSUs and (ii) 2.7 million shares that were issuable upon the conversion of certain convertible notes of Virgin Media.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

LiLAC Shares

We reported losses attributable to holders of LiLAC Shares for the three and six months ended June 30, 2017 and 2016. Therefore, the potentially dilutive effect at June 30, 2017 and 2016 of the following items were not included in the computation of diluted loss per share attributable to holders of LiLAC Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, at June 30, 2016, PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 9.1 million and 1.8 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 1.3 million and 0.4 million, respectively.

(14)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2017:

	Payments due during:
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter	Total
	in millions

Network and connectivity commitments	$773.7	$448.6	$364.7	$276.0	$251.2	$69.3	$887.7	$3,071.2
Programming commitments	622.1	1,093.5	600.8	244.2	74.5	37.6	61.4	2,734.1
Purchase commitments	900.2	292.6	242.3	176.9	83.4	22.6	62.2	1,780.2
Operating leases	75.0	120.6	100.9	80.7	65.8	54.6	214.4	712.0
Other commitments	48.9	24.1	14.1	8.8	8.0	8.0	7.5	119.4
Total (a)	$2,419.9	$1,979.4	$1,322.8	$786.6	$482.9	$192.1	$1,233.2	$8,416.9

_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our June 30, 2017 condensed consolidated balance sheet.

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,075.4 million (including $870.4 million for the Liberty Global Group

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

and $205.0 million for the LiLAC Group) and $1,249.6 million (including $1,104.7 million for the Liberty Global Group and $144.9 million for the LiLAC Group) during the six months ended June 30, 2017 and 2016, respectively.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

Commitments arising from acquisition agreements are not reflected in the above table. For information regarding our commitments under an acquisition agreement, see note 3.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2017 and 2016, see note 5.

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

Guarantees and Other Credit Enhancements

In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. In addition, CWC has provided indemnifications of (a) up to $300.0 million in respect of any potential tax-related claims related to the disposal of CWC’s interests in certain businesses in April 2013 and (b) an unlimited amount of qualifying claims associated with the disposal of another business in May 2014. The first indemnification expires in April 2020 and the second expires in May 2020. We do not expect that either of these arrangements will require us to make material payments to the indemnified parties.

The CWC Acquisition constituted a “change of control” under a contingent funding agreement (the Contingent Funding Agreement) between CWC and the trustee of the Cable & Wireless Superannuation Fund (CWSF). Under the terms of the Contingent Funding Agreement, the change in control provided the trustee of the CWSF with the right to satisfy certain funding requirements of the CWSF through the utilization of letters of credit aggregating £100.0 million that were put in place in connection with a previous acquisition made by CWC. On June 26, 2017, the trustee of the CWSF elected to drawdown the full £100.0 million ($129.6 million at the applicable rate) available under the letters of credit, which amount was contributed to the CWSF on July 3, 2017.

Taking into account the aforementioned £100.0 million contribution and based on the triennial valuation that was completed in July 2017, no funding deficit exists with respect to the CWSF. As a result, we do not expect to make material contributions to the CWSF through April 2019.

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
June 30, 2017
(unaudited)

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

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($87 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action. We have appealed this decision, however, the resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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
June 30, 2017
(unaudited)

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

On July 7, 2017, the Belgium Regulatory Authorities published draft market review decisions for public consultation regarding the regulation of the wholesale broadband and broadcasting markets (the July 2017 Draft Market Review Decisions). The July 2017 Draft Market Review Decisions include proposals regarding the following regulatory obligations (based on "reasonable tariffs") on cable operators within their respective footprints: (i) an obligation to grant third-party operators access to digital television platforms (including the basic digital video package and analogue TV) and separately (ii) an obligation to make a bitstream offer of broadband internet access available (including fixed voice as an option). The Belgium Regulatory Authorities also propose the continuation of access regulation to Proximus for digital subscriber lines (DSL), adding access to fiber-to-the-home (FTTH) and multicast. DSL would continue to be regulated on cost orientation, while FTTH would be regulated at "reasonable tariffs". The public consultation runs until September 15, 2017, followed by a notification to the European Commission for advice by the end of 2017. If the July 2017 Draft Market Review Decisions are adopted, they will replace the July 2011 Decision. However, Telenet has serious concerns with these proposals as they would lead to regulating two broadband infrastructures, which is inconsistent with the European Single Market Strategy to stimulate further investments in broadband networks. Telenet is currently preparing its submission to the public consultation.

The July 2011 Decision and the July 2017 Draft Market Review Decisions aim to, and in their application may, strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any growth in the resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access ultimately afforded to Telenet’s network and other competitive factors or market developments.

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

Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £46.7 million ($60.7 million) as of June 30, 2017. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

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

Hungary VAT Matter. In February 2016, our direct-to-home satellite (DTH) operations in Luxembourg received a second instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,413.2 million ($20.0 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and interpretations thereof, including a binding tax ruling that we received from the Hungarian government in 2010. In October 2016 a Budapest court disagreed with the tax authorities and dismissed the assessment. On February 2, 2017, the Hungarian tax authorities appealed the Budapest court decision to the Hungarian Supreme Court and a hearing has been scheduled for November 9, 2017. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change, together with a similar change in Ireland, will result in significant increases in our network infrastructure charges. We estimate that the aggregate amount of these increases will be approximately £30 million ($39 million) during 2017 and will build to a maximum aggregate increase of up to £100 million ($130 million) in 2021. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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
June 30, 2017
(unaudited)

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

As of June 30, 2017, our reportable segments were as follows:

Consolidated:

•	European Division:

•	U.K./Ireland

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	CWC

•	Chile

•	Puerto Rico

Nonconsolidated:

•	VodafoneZiggo JV

On December 31, 2016, we completed the VodafoneZiggo JV Transaction, whereby we contributed Ziggo Group Holding (including Ziggo Sport) to the VodafoneZiggo JV. In our segment presentation for the three and six months ended June 30, 2016, Ziggo Group Holding is separately reported as “The Netherlands” and Ziggo Sport is included in our “Corporate and Other” category. Effective January 1, 2017, following the closing of the VodafoneZiggo JV Transaction, we have identified the VodafoneZiggo JV as a nonconsolidated reportable segment. Our investment in the VodafoneZiggo JV is attributed to the Liberty Global Group. For additional information regarding the VodafoneZiggo JV Transaction, see note 4.

All of the reportable segments set forth above derive their revenue primarily from residential and B2B communications services, including video, broadband internet and fixed-line telephony services and, with the exception of Puerto Rico, mobile services. At June 30, 2017, our operations in the European Division provided residential and B2B communications services in 11 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Division. In addition, our LiLAC Division provides residential and B2B communications services in (a) 18 countries, all but one of which are located in Latin America and the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B communications services in certain other countries in Latin America and the Caribbean and (2) wholesale communications services over its sub-sea and terrestrial networks that connect over 40 markets in that region. The corporate and other category for the Liberty Global Group includes the Liberty Global Group’s corporate operations and less significant consolidated operating segments that provide programming and other services, including Ziggo Sport through December 31, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of CWC that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of CWC and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted OIBDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of losses of affiliates, net, in our condensed consolidated statements of operations. For additional information, see notes 1 and 4.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$1,566.1	$1,717.7	$3,070.5	$3,404.2
Belgium (a)	686.0	707.3	1,347.4	1,317.5
Germany	655.8	643.5	1,284.9	1,260.6
Switzerland/Austria	435.1	447.0	858.8	880.4
The Netherlands	—	678.8	—	1,348.6
Total Western Europe	3,343.0	4,194.3	6,561.6	8,211.3
Central and Eastern Europe	288.6	274.0	559.9	540.1
Central and other (b)	31.6	(0.9)	60.3	(3.3)
Total European Division	3,663.2	4,467.4	7,181.8	8,748.1
Corporate and other	0.5	15.2	0.9	29.8
Intersegment eliminations (c)	—	(11.4)	—	(22.6)
Total Liberty Global Group	3,663.7	4,471.2	7,182.7	8,755.3
LiLAC Group:
LiLAC Division:
CWC (d)	582.7	285.6	1,158.3	285.6
Chile	231.1	210.6	460.4	410.6
Puerto Rico	108.3	106.9	215.0	210.8
Total LiLAC Division	922.1	603.1	1,833.7	907.0
Intersegment eliminations	(1.2)	(0.2)	(1.9)	(0.2)
Total LiLAC Group	920.9	602.9	1,831.8	906.8
Total consolidated revenue	$4,584.6	$5,074.1	$9,014.5	$9,662.1

VodafoneZiggo JV	$1,096.5	$—	$2,180.3	$—
_______________

(a)	The amount presented for the six months ended June 30, 2016 excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(b)	The amounts presented for the 2017 periods primarily include revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4.

(c)
The amounts presented for the 2016 periods primarily relate to transactions between our European Division and Ziggo Sport, which was contributed to the VodafoneZiggo JV as part of the VodafoneZiggo JV Transaction.

(d)	The amounts presented for the 2016 periods exclude the pre-acquisition revenue of CWC, which was acquired on May 16, 2016.

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$709.8	$765.5	$1,358.3	$1,510.1
Belgium (a)	317.8	311.3	615.7	581.1
Germany	412.8	400.3	795.6	779.7
Switzerland/Austria	266.9	263.6	522.0	521.7
The Netherlands	—	364.1	—	732.0
Total Western Europe	1,707.3	2,104.8	3,291.6	4,124.6
Central and Eastern Europe	122.9	114.6	233.9	225.5
Central and other	(51.2)	(82.1)	(93.2)	(166.4)
Total European Division	1,779.0	2,137.3	3,432.3	4,183.7
Corporate and other	(45.7)	(62.7)	(94.3)	(115.5)
Total Liberty Global Group	1,733.3	2,074.6	3,338.0	4,068.2
LiLAC Group:
LiLAC Division:
CWC (b)	224.1	101.0	437.2	101.0
Chile	92.3	81.8	183.9	158.1
Puerto Rico	53.8	50.0	105.1	96.8
Total LiLAC Division	370.2	232.8	726.2	355.9
Corporate and other	(2.2)	(1.7)	(4.3)	(2.9)
Total LiLAC Group	368.0	231.1	721.9	353.0
Total Adjusted OIBDA of our consolidated reportable segments	$2,101.3	$2,305.7	$4,059.9	$4,421.2

VodafoneZiggo JV	$470.8	$—	$930.3	$—

_______________

(a)	The amount presented for the six months ended June 30, 2016 excludes the pre-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2016 periods exclude the pre-acquisition Adjusted OIBDA of CWC, which was acquired on May 16, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA of our consolidated reportable segments to earnings (loss) before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Total Adjusted OIBDA of our consolidated reportable segments	$2,101.3	$2,305.7	$4,059.9	$4,421.2
Share-based compensation expense	(56.4)	(74.6)	(95.4)	(143.6)
Depreciation and amortization	(1,371.4)	(1,553.0)	(2,693.6)	(2,988.5)
Impairment, restructuring and other operating items, net	(31.6)	(190.3)	(59.8)	(214.7)
Operating income	641.9	487.8	1,211.1	1,074.4
Interest expense	(561.4)	(657.1)	(1,108.9)	(1,276.4)
Realized and unrealized gains (losses) on derivative instruments, net	(514.5)	1,052.0	(783.6)	543.3
Foreign currency transaction gains (losses), net	132.2	(298.1)	211.1	40.9
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(139.4)	(376.4)	(45.0)	(644.6)
Losses on debt modification and extinguishment, net	(89.6)	(19.6)	(134.9)	(23.9)
Share of losses of affiliates, net	(1.7)	(27.2)	(17.1)	(55.1)
Other income, net	9.8	3.7	24.2	84.9
Earnings (loss) before income taxes	$(522.7)	$165.1	$(643.1)	$(256.5)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
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

	Six months ended June 30,
	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$970.6	$771.9
Belgium (a)	288.4	225.4
Germany	322.1	284.1
Switzerland/Austria	149.5	144.2
The Netherlands	—	283.0
Total Western Europe	1,730.6	1,708.6
Central and Eastern Europe	198.5	142.3
Central and other	159.3	166.8
Total European Division	2,088.4	2,017.7
Corporate and other (b)	(0.2)	6.3
Total Liberty Global Group	2,088.2	2,024.0
LiLAC Group:
CWC (c)	161.0	53.6
Chile	103.4	109.5
Puerto Rico	45.7	41.8
Total LiLAC Group	310.1	204.9
Total consolidated property and equipment additions	2,398.3	2,228.9
Assets acquired under capital-related vendor financing arrangements	(1,312.7)	(946.4)
Assets acquired under capital leases	(106.4)	(41.8)
Changes in current liabilities related to capital expenditures	213.7	35.4
Total consolidated capital expenditures	$1,192.9	$1,276.1

Property and equipment additions - VodafoneZiggo JV	$444.0	$—
_______________

(a)	The amount presented for the six months ended June 30, 2016 excludes the pre-acquisition property and equipment additions of BASE, which was acquired on February 11, 2016.

(b)
Includes amounts that represent the net impact of changes in inventory levels associated with certain centrally-procured network equipment. This equipment is ultimately transferred to operating subsidiaries within the European Division.

(c)	The amount presented for the 2016 period excludes the pre-acquisition property and equipment additions of CWC, which was acquired on May 16, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below. Effective April 1, 2017, we changed the categories that we present in this table in order to align with our internal reporting. These changes were retroactively reflected in the prior-year periods.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,267.4	$1,584.3	$2,491.7	$3,123.3
Broadband internet	1,149.4	1,315.2	2,265.7	2,554.2
Fixed-line telephony	605.4	762.7	1,201.6	1,498.7
Total subscription revenue	3,022.2	3,662.2	5,959.0	7,176.2
Non-subscription revenue	143.7	154.0	301.2	299.6
Total residential cable revenue	3,165.9	3,816.2	6,260.2	7,475.8
Residential mobile revenue (c):
Subscription revenue (b)	432.5	401.0	856.8	678.4
Non-subscription revenue	168.9	181.3	327.5	318.0
Total residential mobile revenue	601.4	582.3	1,184.3	996.4
Total residential revenue	3,767.3	4,398.5	7,444.5	8,472.2
B2B revenue (d):
Subscription revenue	133.8	124.2	249.5	231.1
Non-subscription revenue	629.2	525.4	1,213.9	915.0
Total B2B revenue	763.0	649.6	1,463.4	1,146.1
Other revenue (c) (e)	54.3	26.0	106.6	43.8
Total	$4,584.6	$5,074.1	$9,014.5	$9,662.1
_______________

(a)
Residential cable subscription revenue includes amounts received from subscribers for ongoing services. Residential cable non-subscription revenue includes, among other items, channel carriage fees, installation revenue, late fees and revenue from the sale of equipment.

(b)
Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from the sale of mobile handsets and other devices.

(d)
B2B subscription revenue represents revenue from services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

(e)	Other revenue includes, among other items, revenue earned from services provided to the VodafoneZiggo JV.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K.	$1,454.8	$1,605.6	$2,855.2	$3,184.1
Belgium (a)	686.0	707.3	1,347.4	1,317.5
Germany	655.8	643.5	1,284.9	1,260.6
Switzerland	339.0	350.5	670.2	689.8
Ireland	111.3	112.1	215.3	220.1
Poland	101.8	99.4	197.7	196.0
Austria	96.1	96.5	188.6	190.6
Hungary	74.1	68.0	144.7	133.4
The Czech Republic	49.3	45.3	93.9	89.5
Romania	44.3	42.9	86.3	84.3
Slovakia	14.4	15.0	28.5	29.7
Other (b)	36.3	2.5	69.1	3.9
The Netherlands	—	678.8	—	1,348.6
Total European Division	3,663.2	4,467.4	7,181.8	8,748.1
Other, including intersegment eliminations	0.5	3.8	0.9	7.2
Total Liberty Global Group	3,663.7	4,471.2	7,182.7	8,755.3
LiLAC Group:
LiLAC Division:
CWC (c):
Panama	158.1	83.2	317.1	83.2
Jamaica	86.3	40.4	167.7	40.4
Bahamas	65.6	37.2	137.0	37.2
Barbados	60.6	26.6	120.3	26.6
Trinidad and Tobago	39.9	20.1	81.2	20.1
Other (d)	172.2	78.1	335.0	78.1
Total CWC	582.7	285.6	1,158.3	285.6
Chile	231.1	210.6	460.4	410.6
Puerto Rico	108.3	106.9	215.0	210.8
Total LiLAC Division	922.1	603.1	1,833.7	907.0
Intersegment eliminations	(1.2)	(0.2)	(1.9)	(0.2)
Total LiLAC Group	920.9	602.9	1,831.8	906.8
Total consolidated revenue	$4,584.6	$5,074.1	$9,014.5	$9,662.1

VodafoneZiggo JV (the Netherlands)	$1,096.5	$—	$2,180.3	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2017
(unaudited)

_______________

(a)	The amount presented for the six months ended June 30, 2016 excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2017 periods primarily include revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4.

(c)
For each CWC jurisdiction, the amounts presented include (i) revenue from residential and B2B operations and (ii) revenue derived from wholesale network customers, as applicable. The amounts presented for the 2016 periods exclude the pre-acquisition revenue of CWC, which was acquired on May 16, 2016.

(d)
The amounts presented for the 2017 periods relate to a number of countries in which CWC has less significant operations, most of which are located in Latin America and the Caribbean, and include (i) revenue from residential and B2B operations, (ii) revenue from wholesale network customers and (iii) intercompany eliminations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2017 and 2016.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2017.

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

•
customer acceptance of our existing service offerings, including our cable television, broadband internet, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;

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

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from and implement our business plan with respect to the businesses we have acquired or that we expect to acquire;

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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at June 30, 2017 in more than 30 countries. We provide residential and B2B communications services in (i) the U.K. and Ireland through Virgin Media, (ii) Germany through Unitymedia, (iii) Belgium through Telenet and (iv) seven other European countries through UPC Holding. In addition, through the December 31, 2016 completion of the VodafoneZiggo JV Transaction, we provided residential and B2B communications services in the Netherlands through Ziggo Group Holding. Following the completion of the VodafoneZiggo JV Transaction, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides video, broadband internet, mobile and B2B services in the Netherlands. The operations of Virgin Media, Unitymedia, Telenet, UPC Holding and, through December 31, 2016, Ziggo Group Holding are collectively referred to herein as the “European Division.” In addition, we provide residential and B2B communications services in (a) 18 countries, predominantly in Latin America and the Caribbean, through CWC, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. CWC also provides (1) B2B communications services in certain other countries in Latin America and the Caribbean and (2) wholesale communications services over its sub-sea and terrestrial fiber optic cable network that connects over 40 markets in that region. The operations of CWC, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

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

Operations

At June 30, 2017, we owned and operated networks that passed 50,811,200 homes and served 50,622,100 revenue generating units (RGUs), consisting of 20,260,900 video subscribers, 16,714,200 broadband internet subscribers and 13,647,000 fixed-line telephony subscribers. In addition, at June 30, 2017, we served 10,128,500 mobile subscribers.

During 2015 and 2016, we initiated network extension programs in the U.K., Ireland, Central and Eastern Europe, Germany, Chile and certain other markets. We collectively refer to these network extension programs as the “Network Extensions.” The Network Extensions will be completed in phases with priority given to the most accretive expansion opportunities. During the six months ended June 30, 2017, pursuant to the Network Extensions, we (i) connected approximately 500,000 additional homes and commercial premises (excluding upgrades) to our two-way networks attributed to the Liberty Global Group, including approximately 230,000 homes connected by Virgin Media in the U.K. and Ireland. and (ii) connected or upgraded approximately 190,000 additional homes and commercial premises to our two-way networks attributed to the LiLAC Group. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion.

The capital costs associated with the Network Extensions, which include the costs to build out the networks and the purchase and installation of related customer premises equipment, are expected to be significant. For information regarding our expectations with regard to the percentage of revenue represented by the property and equipment additions of the Liberty Global Group and the LiLAC Group during 2017, see Material Changes in Financial Condition — Condensed Consolidated Statements of Cash Flows below.

Competition and Other External Factors

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our markets, particularly in Switzerland and many of CWC’s markets. In the Bahamas, where CWC previously was the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor during the fourth quarter of 2016. In addition, fixed-line competition has increased in a number of CWC’s markets in the Caribbean, including Trinidad and Tobago, Jamaica and Barbados. In certain of its markets, CWC is also experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), in Switzerland and most of CWC’s markets. In addition, the VodafoneZiggo JV is facing significant competition in the Netherlands, particularly with respect to its mobile operations. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Reportable Segments below.

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” The terms of any withdrawal are subject to a negotiation period that could take until March 2019. A withdrawal could, among other outcomes, disrupt the free movement of goods, services, people and capital between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations (including the U.S.) as the U.K. pursues independent trade relations. In addition, the value of the British pound sterling relative to the U.S. dollar remains at levels that are significantly below pre-Brexit levels. The effects of Brexit could adversely affect our business, results of operations, financial condition and liquidity.

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

We are facing challenging economic environments in many of our markets, most notably in Trinidad and Tobago, Barbados and Puerto Rico. In Puerto Rico, this environment is due in part to the government’s liquidity issues. In this regard, the Puerto Rico government has failed to make significant portions of its scheduled debt payments during 2016 and 2017. Although the Puerto Rico government had implemented tax increases and other measures to improve its solvency and the U.S. had implemented legislation designed to help manage Puerto Rico’s debt crisis, the Puerto Rico government filed for a form of bankruptcy protection in May 2017, and Puerto Rico’s public utility followed suit in July 2017. In addition, myriad austerity measures, including with respect to public spending on pensions, public healthcare and education, have been either recommended, mandated by the fiscal oversight board charged with overseeing Puerto Rico’s recovery and/or adopted by the Puerto Rico government. If the fiscal and economic conditions in Puerto Rico were to continue to worsen, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2017 and 2016 is affected by acquisitions, dispositions and foreign currency translation effects (FX). As we use the term, organic changes exclude FX and the estimated impact of acquisitions and dispositions.

In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the Acquisition Impact on an acquired entity’s operating results during the first three to six months following the acquisition date, as adjusted to remove integration costs and any other material unusual or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) organic variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the Acquisition Impact and the actual results and (ii) the calculation of our organic change percentages includes the organic activity of an acquired entity relative to the Acquisition Impact of such entity. In the case of CWC, our organic growth calculations compare CWC's current- and prior-year results for the period from May 16 to June 30. In addition, we include all integration costs incurred by CWC subsequent to the May 16, 2016 acquisition date in the calculation of CWC's organic changes in SG&A expenses. In the following discussion of organic changes, we also quantify the impact of the VodafoneZiggo JV Transaction on our results of operations. In this regard, the organic changes of Liberty Global are adjusted to exclude (a) the operations of Ziggo Group Holding and Ziggo Sport for the 2016 periods, (b) the revenue earned during the 2017 periods from services provided to the VodafoneZiggo JV and (c) certain operating and SG&A expenses incurred during the 2017 periods that were allocated to our Netherlands segment during the 2016 periods.

During 2016, we changed how we calculate our organic change percentages to include the Acquisition Impact in the denominator of the calculation, as this methodology takes into account the size of the acquired entity's operations relative to our existing operations. This change has been reflected retroactively for all periods presented herein.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico and most of CWC’s operating segments, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended June 30, 2017 was to the euro and British pound sterling as 35.2% and 31.7% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe, Latin America and the Caribbean. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

Discussion and Analysis of our Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from (i) residential broadband communications services, including video, broadband internet and fixed-line telephony services, (ii) B2B communications services and (iii) with the exception of Puerto Rico, residential mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 15 to our condensed consolidated financial statements. For more information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of losses of affiliates below.

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA of our consolidated reportable segments, as well as an analysis of Adjusted OIBDA of our consolidated reportable segments for the three and six months ended June 30, 2017 and 2016. These tables present (i) the amounts reported by each of our consolidated reportable segments for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three and six months ended June 30, 2017 and 2016 at the end of this section. We do not include share-based compensation in the discussion and analysis of the other operating and SG&A expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of our Consolidated Operating Results below.

In the U.K. and certain of our other markets, we offer our customers the option to purchase a mobile handset pursuant to a contract that is independent of a mobile airtime services contract (a Split-contract Program). Revenue associated with handsets sold under a Split-contract Program is recognized upfront and included in other non-subscription revenue. We generally recognize the full sales price for the mobile handset upon delivery, regardless of whether the sales price is received upfront or in installments. Prior to the Split-contract Programs, all revenue from handset sales that was contingent upon delivering future airtime services was recognized over the life of the customer contract as part of the monthly fee and included in subscription revenue.

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

We pay interconnection fees to other telephony providers when calls or text messages from our subscribers terminate on another network, and we receive similar fees from such providers when calls or text messages from their customers terminate on our networks or networks that we access through MVNO or other arrangements. The amounts we charge and incur with respect to fixed-line telephony and mobile interconnection fees are subject to regulatory oversight. To the extent that regulatory authorities introduce fixed-line or mobile termination rate changes, we would experience prospective changes and, in very limited cases, we could experience retroactive changes in our interconnect revenue and/or costs. The ultimate impact of any such changes in termination rates on our Adjusted OIBDA would be dependent on the call or text messaging patterns that are subject to the changed termination rates.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$1,566.1	$1,717.7	$(151.6)	(8.8)	$19.7	1.1
Belgium	686.0	707.3	(21.3)	(3.0)	4.0	0.6
Germany	655.8	643.5	12.3	1.9	29.7	4.6
Switzerland/Austria	435.1	447.0	(11.9)	(2.7)	(6.3)	(1.4)
The Netherlands	—	678.8	(678.8)	(100.0)	—	—
Total Western Europe	3,343.0	4,194.3	(851.3)	(20.3)	47.1	1.3
Central and Eastern Europe	288.6	274.0	14.6	5.3	17.5	6.4
Central and other (a)	31.6	(0.9)	32.5	N.M.	1.2	3.2
Total European Division	3,663.2	4,467.4	(804.2)	(18.0)	65.8	1.7
Corporate and other	0.5	15.2	(14.7)	(96.7)	0.1	21.2
Intersegment eliminations (b)	—	(11.4)	11.4	N.M.	—	N.M.
Total Liberty Global Group	3,663.7	4,471.2	(807.5)	(18.1)	65.9	1.7
LiLAC Group:
LiLAC Division:
CWC	582.7	285.6	297.1	104.0	2.3	0.4
Chile	231.1	210.6	20.5	9.7	16.0	7.6
Puerto Rico	108.3	106.9	1.4	1.3	1.4	1.3
Total LiLAC Division	922.1	603.1	319.0	52.9	19.7	2.2
Intersegment eliminations	(1.2)	(0.2)	(1.0)	N.M.	(1.0)	N.M.
Total LiLAC Group	920.9	602.9	318.0	52.7	18.7	2.1
Total	$4,584.6	$5,074.1	$(489.5)	(9.6)	$84.6	1.8

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$3,070.5	$3,404.2	$(333.7)	(9.8)	$51.8	1.5
Belgium	1,347.4	1,317.5	29.9	2.3	10.4	0.8
Germany	1,284.9	1,260.6	24.3	1.9	64.3	5.1
Switzerland/Austria	858.8	880.4	(21.6)	(2.5)	(11.0)	(1.2)
The Netherlands	—	1,348.6	(1,348.6)	(100.0)	—	—
Total Western Europe	6,561.6	8,211.3	(1,649.7)	(20.1)	115.5	1.7
Central and Eastern Europe	559.9	540.1	19.8	3.7	31.3	5.8
Central and other (a)	60.3	(3.3)	63.6	N.M.	0.2	0.3
Total European Division	7,181.8	8,748.1	(1,566.3)	(17.9)	147.0	1.9
Corporate and other	0.9	29.8	(28.9)	(97.0)	(0.1)	(10.0)
Intersegment eliminations (b)	—	(22.6)	22.6	N.M.	—	N.M.
Total Liberty Global Group	7,182.7	8,755.3	(1,572.6)	(18.0)	146.9	1.9
LiLAC Group:
LiLAC Division:
CWC	1,158.3	285.6	872.7	305.6	2.3	0.4
Chile	460.4	410.6	49.8	12.1	30.2	7.4
Puerto Rico	215.0	210.8	4.2	2.0	4.2	2.0
Total LiLAC Division	1,833.7	907.0	926.7	102.2	36.7	2.1
Intersegment eliminations	(1.9)	(0.2)	(1.7)	N.M.	(1.7)	N.M.
Total LiLAC Group	1,831.8	906.8	925.0	102.0	35.0	2.0
Total	$9,014.5	$9,662.1	$(647.6)	(6.7)	$181.9	1.9
_______________

(a)
The amounts presented for the 2017 periods primarily include the revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4 to our condensed consolidated financial statements.

(b)
The amounts presented for the 2016 periods primarily relate to transactions between our European Division and Ziggo Sport, which was contributed to the VodafoneZiggo JV as part of the VodafoneZiggo JV Transaction.

N.M. — Not Meaningful.

U.K./Ireland. The details of the decreases in U.K./Ireland’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$21.1	$—	$21.1	$39.0	$—	$39.0
ARPU (b)	(1.1)	—	(1.1)	15.4	—	15.4
Increase in residential cable non-subscription revenue (c)	—	6.5	6.5	—	10.9	10.9
Total increase in residential cable revenue	20.0	6.5	26.5	54.4	10.9	65.3
Decrease in residential mobile revenue (d)	(11.9)	(5.2)	(17.1)	(28.9)	(9.3)	(38.2)
Increase in B2B revenue (e)	10.0	1.1	11.1	18.9	4.5	23.4
Increase (decrease) in other revenue	—	(0.8)	(0.8)	—	1.3	1.3
Total organic increase	18.1	1.6	19.7	44.4	7.4	51.8
Impact of acquisitions	—	9.6	9.6	—	19.1	19.1
Impact of a disposal	—	(0.3)	(0.3)	—	(2.9)	(2.9)
Impact of FX	(142.3)	(38.3)	(180.6)	(317.8)	(83.9)	(401.7)
Total	$(124.2)	$(27.4)	$(151.6)	$(273.4)	$(60.3)	$(333.7)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) increases in the average number of broadband internet, fixed-line telephony and enhanced video RGUs, as increases in the U.K. were only partially offset by decreases in Ireland, and (ii) declines in the average number of basic video RGUs in Ireland.

(b)
The changes in cable subscription revenue related to changes in ARPU are primarily attributable to (i) the net effect of (a) higher ARPU from broadband internet services and (b) lower ARPU from video and fixed-line telephony services and (ii) an improvement in RGU mix, as increases in the U.K. were only partially offset by decreases in Ireland. In addition, ARPU from video, broadband internet and fixed-line telephony services was adversely impacted by aggregate revenue decreases of $3.6 million and $12.4 million, respectively, associated with changes in the regulations governing payment handling fees that Virgin Media charges to its customers in the U.K.

(c)	The increases in residential cable non-subscription revenue are largely due to increases in installation revenue in the U.K.

(d)
The decreases in residential mobile subscription revenue relate to the net effect of (i) decreases in the U.K., due primarily to lower ARPU, and (ii) increases in Ireland, mainly due to increases in the average number of mobile subscribers. The lower ARPU in the U.K. includes the net effect of (a) revenue decreases of $30.7 million and $67.1 million, respectively, attributable to declines in the number of customers under subsidized handset contracts, (b) revenue increases of $13.6 million and $28.8 million, respectively, attributable to growth in the number of customers under the Split-contract Program and (c) revenue increases of $4.0 million and $7.4 million, respectively, attributable to growth in the number of customers under subscriber identification module or “SIM”-only contracts. The decreases in residential mobile non-subscription revenue are primarily due to (1) decreases in interconnect revenue in the U.K., due primarily to (I) declines in mobile short message service or “SMS” termination volumes and (II) lower mobile termination rates and volumes, and (2) decreases in mobile handset sales, as decreases in the U.K. were partially offset by increases in Ireland.

(e)
Substantially all of the increases in B2B subscription revenue are due to increases in the U.K., largely attributable to increases in the average number of broadband internet and fixed-line telephony SOHO RGUs. The increase in B2B non-subscription revenue for the six-month comparison is primarily due to the net effect of (i) lower revenue from fixed-line telephony services, (ii) higher revenue from data services, (iii) higher installation revenue, (iv) higher revenue from late charges in the U.K. and (v) higher interconnect revenue, as an increase in the U.K. was only partially offset by a decrease in Ireland.

For information regarding certain regulatory developments that could have an adverse impact on our revenue in the U.K., see note 14 to our condensed consolidated financial statements.

Belgium. The details of the changes in Belgium’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(9.4)	$—	$(9.4)	$(15.3)	$—	$(15.3)
ARPU (b)	0.3	—	0.3	8.1	—	8.1
Increase (decrease) in residential cable non-subscription revenue (c)	—	(2.0)	(2.0)	—	2.7	2.7
Total increase (decrease) in residential cable revenue	(9.1)	(2.0)	(11.1)	(7.2)	2.7	(4.5)
Decrease in residential mobile revenue (d)	(5.7)	(12.4)	(18.1)	(12.5)	(20.9)	(33.4)
Increase in B2B revenue (e)	18.7	14.6	33.3	29.3	19.1	48.4
Decrease in other revenue	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Total organic increase	3.9	0.1	4.0	9.6	0.8	10.4
Impact of acquisitions	1.8	0.3	2.1	46.1	29.8	75.9
Impact of disposals	(6.4)	(2.7)	(9.1)	(8.5)	(4.2)	(12.7)
Impact of FX	(13.9)	(4.4)	(18.3)	(33.8)	(9.9)	(43.7)
Total	$(14.6)	$(6.7)	$(21.3)	$13.4	$16.5	$29.9
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to decreases in the average number of basic video, enhanced video, broadband internet and fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) improvements in RGU mix.

(c)
The changes in residential cable non-subscription revenue are primarily attributable to (i) for the six-month comparison, an increase of $5.8 million due to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments and (ii) decreases in equipment sales.

(d)
The decreases in residential mobile subscription revenue are due to the net effect of (i) declines in the average number of subscribers, as decreases in the average number of prepaid subscribers was only partially offset by increases in the average number of postpaid subscribers, and (ii) higher ARPU. The decreases in residential mobile non-subscription revenue are substantially all driven by decreases in (a) mobile handset sales and (b) interconnect revenue, largely due to lower SMS termination volumes.

(e)
The increases in B2B subscription revenue are largely attributable to increases in the average number of mobile, broadband internet, enhanced video and fixed-line telephony SOHO RGUs. The increases in B2B non-subscription revenue are largely due to higher revenue from wholesale services and increases in interconnect revenue, mainly due to higher mobile volumes.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 14 to our condensed consolidated financial statements.

Germany. The details of the increases in Germany’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue (a)	Non-subscription revenue	Total	Subscription revenue (a)	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (b)	$12.5	$—	$12.5	$24.9	$—	$24.9
ARPU (c)	7.8	—	7.8	17.4	—	17.4
Decrease in residential cable non-subscription revenue (d)	—	(1.1)	(1.1)	—	(0.8)	(0.8)
Total increase (decrease) in residential cable revenue	20.3	(1.1)	19.2	42.3	(0.8)	41.5
Increase (decrease) in residential mobile revenue (e)	(1.1)	7.2	6.1	(2.4)	16.1	13.7
Increase in B2B revenue (f)	3.5	1.7	5.2	6.3	3.4	9.7
Decrease in other revenue	—	(0.8)	(0.8)	—	(0.6)	(0.6)
Total organic increase	22.7	7.0	29.7	46.2	18.1	64.3
Impact of FX	(16.3)	(1.1)	(17.4)	(36.6)	(3.4)	(40.0)
Total	$6.4	$5.9	$12.3	$9.6	$14.7	$24.3
_______________

(a)
Residential cable subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of June 30, 2017, bulk agreements covering approximately 35% of the video subscribers that Germany serves expire by the end of 2018 or are terminable on 30-days notice. During the three months ended June 30, 2017, Germany’s 20 largest bulk agreement accounts generated approximately 9% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to increases in the average number of broadband internet, fixed-line telephony and enhanced video RGUs that were only partially offset by declines in the average number of basic video RGUs.

(c)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) improvements in RGU mix and (ii) net increases due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services.

(d)
The decreases in residential cable non-subscription revenue are primarily due to the net effect of (i) increases in installation revenue, (ii) decreases in interconnect revenue, primarily due to lower fixed-line telephony termination rates and volumes, and (iii) decreases in channel carriage fee revenue. Channel carriage revenue relates to fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2017 through 2020. The aggregate amount of revenue related to these channel carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended June 30, 2017. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. In June 2017, we discontinued our analog video service in Germany. While the impact of the discontinuance of this service during the second quarter of 2017 was minimal, we estimate that

Germany’s channel carriage revenue and operating income during the second half of 2017 will be reduced by approximately €15.0 million ($17.1 million).

(e)
The increases in residential mobile non-subscription revenue are primarily due to increases in mobile handset sales of $5.4 million and $12.0 million, respectively, associated with the fourth quarter 2016 launch of a wholesale handset program. These mobile handset sales typically generate relatively low margins.

(f)
The increases in B2B subscription revenue are primarily attributable to increases in the average number of fixed-line telephony and broadband internet SOHO RGUs. The increases in B2B non-subscription revenue are largely due to higher revenue from data services.

Switzerland/Austria. The details of the changes in Switzerland/Austria’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$1.0	$—	$1.0	$0.2	$—	$0.2
ARPU (b)	(11.1)	—	(11.1)	(22.2)	—	(22.2)
Increase in residential cable non-subscription revenue (c)	—	0.9	0.9	—	1.3	1.3
Total increase (decrease) in residential cable revenue	(10.1)	0.9	(9.2)	(22.0)	1.3	(20.7)
Increase (decrease) in residential mobile revenue (d)	4.5	(4.3)	0.2	8.8	(3.3)	5.5
Increase in B2B revenue (e)	1.1	1.4	2.5	2.2	2.0	4.2
Increase in other revenue	—	0.2	0.2	—	—	—
Total organic decrease	(4.5)	(1.8)	(6.3)	(11.0)	—	(11.0)
Impact of acquisitions	0.4	1.6	2.0	0.8	3.2	4.0
Impact of FX	(6.7)	(0.9)	(7.6)	(12.1)	(2.5)	(14.6)
Total	$(10.8)	$(1.1)	$(11.9)	$(22.3)	$0.7	$(21.6)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) declines in the average number of basic video RGUs, (ii) increases in the average number of fixed-line telephony RGUs, (iii) net increases in the average number of broadband internet RGUs, as increases in Austria were only partially offset by declines in Switzerland, and (iv) increases in the average number of enhanced video RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are attributable to (i) decreases due to lower ARPU from fixed-line telephony, video and broadband internet services and (ii) adverse changes in RGU mix. The lower ARPU from video and broadband internet services include declines in Switzerland that were only partially offset by increases in Austria.

(c)
The increases in residential cable non-subscription revenue are primarily attributable to the net effect of (i) the favorable impact of the release of unclaimed customer credits in Switzerland during the 2017 periods of $2.8 million and $6.5 million, respectively, (ii) decreases in installation revenue, as decreases in Switzerland were only slightly offset by increases in Austria, and (iii) decreases in equipment sales in Switzerland. In addition, the increase in residential cable non-subscription revenue for the three-month comparison includes an increase in late fees.

(d)
The increases in residential mobile subscription revenue are due to the net impact of (i) increases in the average number of mobile subscribers and (ii) lower ARPU from mobile services. The decreases in residential mobile non-subscription revenue are primarily due to decreases in mobile handset sales, as decreases in Switzerland were only partially offset by increases in Austria.

(e)
The increases in B2B subscription revenue are primarily attributable to increases in the average number of broadband internet SOHO RGUs. The increases in B2B non-subscription revenue are mostly due to the net effect of (i) higher revenue from data services and (ii) lower revenue from fixed-line telephony services.

Central and Eastern Europe. The details of the increases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$8.0	$—	$8.0	$16.4	$—	$16.4
ARPU (b)	(2.6)	—	(2.6)	(4.4)	—	(4.4)
Increase in residential cable non-subscription revenue (c)	—	1.5	1.5	—	3.7	3.7
Total increase in residential cable revenue	5.4	1.5	6.9	12.0	3.7	15.7
Increase in residential mobile revenue (d)	0.8	0.2	1.0	1.6	0.2	1.8
Increase in B2B revenue (e)	2.6	7.1	9.7	4.4	9.4	13.8
Decrease in other revenue	—	(0.1)	(0.1)	—	—	—
Total organic increase	8.8	8.7	17.5	18.0	13.3	31.3
Impact of FX	(2.2)	(0.7)	(2.9)	(9.9)	(1.6)	(11.5)
Total	$6.6	$8.0	$14.6	$8.1	$11.7	$19.8
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) increases in the average number of broadband internet RGUs, as increases in Romania, Hungary, Poland and the Czech Republic were only partially offset by declines in Slovakia, (ii) increases in the average number of fixed-line telephony RGUs, as increases in Romania, Hungary, Poland and Slovakia were only partially offset by declines in the Czech Republic, (iii) increases in the average number of enhanced video RGUs, as increases in Hungary, Romania, Poland and, for the three-month comparison, the Czech Republic, were only partially offset by decreases in Slovakia, and for the six-month comparison, the Czech Republic, (iv) declines in the average number of basic video RGUs, as decreases in Hungary, Poland, Romania and Slovakia were only partially offset by increases in the Czech Republic, and (v) decreases in the average number of DTH RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to net decreases due to (i) higher ARPU from video services, as increases in Poland, UPC DTH and Hungary were only partially offset by decreases in the Czech Republic, Slovakia and Romania, (ii) lower ARPU from broadband internet services, as decreases in Poland, Hungary, the Czech Republic and Slovakia were only partially offset by increases in Romania, and (iii) lower ARPU from fixed-line telephony services.

(c)	The increases in residential cable non-subscription revenue are largely attributable to the net effect of various individually insignificant changes in Hungary and UPC DTH.

(d)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers in Hungary.

(e)
The increases in B2B subscription revenue are primarily attributable to increases in the average number of broadband internet SOHO RGUs. The increases in B2B non-subscription revenue are primarily due to (i) higher revenue from fixed-line telephony services, primarily in the Czech Republic, and (ii) higher interconnect revenue, primarily due to higher volumes in Hungary and Poland.

CWC. The details of the increases in CWC’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(0.4)	$—	$(0.4)	$(0.4)	$—	$(0.4)
ARPU (b)	2.0	—	2.0	2.0	—	2.0
Decrease in residential cable non-subscription revenue (c)	—	(3.8)	(3.8)	—	(3.8)	(3.8)
Total increase (decrease) in residential cable revenue	1.6	(3.8)	(2.2)	1.6	(3.8)	(2.2)
Increase (decrease) in residential mobile revenue (d)	(5.0)	1.1	(3.9)	(5.0)	1.1	(3.9)
Increase in B2B revenue (e)	—	8.4	8.4	—	8.4	8.4
Total organic increase (decrease)	(3.4)	5.7	2.3	(3.4)	5.7	2.3
Impact of acquisitions	144.4	155.9	300.3	434.3	448.2	882.5
Impact of FX	(3.0)	(2.5)	(5.5)	(6.8)	(5.3)	(12.1)
Total	$138.0	$159.1	$297.1	$424.1	$448.6	$872.7
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to decreases in the average number of enhanced video, fixed-line telephony and, to a lesser extent, basic video RGUs that were only partially offset by increases in the average number of broadband internet and DTH RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are primarily attributable to the net effect of (i) higher ARPU from video services and (ii) lower ARPU from fixed-line telephony services.

(c)	The decreases in residential cable non-subscription revenue are primarily attributable to decreases in interconnect revenue, mainly due to lower fixed-line telephony termination volumes in Jamaica.

(d)
The decreases in residential mobile subscription revenue are primarily attributable to the net effect of (i) lower revenue in the Bahamas attributable to decreases in the average number of subscribers and lower ARPU, primarily driven by the commercial launch of mobile services by a competitor during the fourth quarter of 2016, and (ii) higher revenue in Jamaica attributable to higher ARPU and increases in the average number of mobile subscribers.

(e)
The increases in B2B non-subscription revenue include the $4.9 million organic impact associated with wholesale revenue recognized on a cash basis during the second quarter of 2017 related to services provided to a significant customer in prior quarters.

Chile. The details of the changes in Chile’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$3.4	$—	$3.4	$6.8	$—	$6.8
ARPU (b)	8.4	—	8.4	16.0	—	16.0
Decrease in residential cable non-subscription revenue (c)	—	(2.9)	(2.9)	—	(5.2)	(5.2)
Total increase (decrease) in residential cable revenue	11.8	(2.9)	8.9	22.8	(5.2)	17.6
Increase in residential mobile revenue (d)	3.2	0.4	3.6	6.1	0.6	6.7
Increase in B2B revenue (e)	2.2	1.3	3.5	4.0	1.9	5.9
Total organic increase (decrease)	17.2	(1.2)	16.0	32.9	(2.7)	30.2
Impact of FX	5.7	(1.2)	4.5	20.6	(1.0)	19.6
Total	$22.9	$(2.4)	$20.5	$53.5	$(3.7)	$49.8
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to increases in the average number of broadband internet and enhanced video RGUs that were only partially offset by declines in the average number of fixed-line telephony and basic video RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) the net effect of (a) higher ARPU from video and broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix. In addition, the increases in Chile’s residential cable subscription revenue include increases of $1.9 million and $3.8 million, respectively, resulting from the impact of unfavorable adjustments recorded during the first and second quarters of 2016 to reflect the retroactive application of a tariff for the period from July 2013 through February 2014.

(c)
The decreases in residential cable non-subscription revenue are primarily due to lower advertising revenue and lower interconnect revenue, attributable to lower fixed-line telephony termination rates and volumes.

(d)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(e)	The increases in B2B subscription revenue are primarily attributable to increases in the average number of broadband internet and fixed-line telephony SOHO RGUs.

Puerto Rico. The details of the increases in Puerto Rico’s revenue during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$2.1	$—	$2.1	$4.5	$—	$4.5
ARPU (b)	(1.0)	—	(1.0)	(1.6)	—	(1.6)
Decrease in residential cable non-subscription revenue	—	(0.2)	(0.2)	—	—	—
Total increase (decrease) in residential cable revenue	1.1	(0.2)	0.9	2.9	—	2.9
Increase (decrease) in B2B revenue (c)	(0.1)	0.8	0.7	0.1	1.5	1.6
Decrease in other revenue	—	(0.2)	(0.2)	—	(0.3)	(0.3)
Total	$1.0	$0.4	$1.4	$3.0	$1.2	$4.2
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to increases in the average number of broadband internet and fixed-line telephony RGUs that were only partially offset by declines in the average number of enhanced video RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) adverse changes in RGU mix and (ii) net increases due to (a) higher ARPU from broadband internet services and (b) lower ARPU from video and fixed-line telephony services.

(c)	The increases in B2B non-subscription revenue are primarily due to higher revenue from data services.

Programming and Other Direct Costs of Services of our Reportable Segments

General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, mobile handset and other equipment cost of goods sold and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases and (iii) growth in the number of our enhanced video subscribers. In this regard, programming costs are expected to increase due to certain sports broadcasting rights that were recently acquired by our operations in Switzerland.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$437.5	$526.9	$(89.4)	(17.0)	$(44.7)	(8.4)
Belgium	177.3	187.4	(10.1)	(5.4)	(0.4)	(0.2)
Germany	60.0	57.5	2.5	4.3	4.2	7.3
Switzerland/Austria	59.3	65.6	(6.3)	(9.6)	(5.7)	(8.6)
The Netherlands	—	130.8	(130.8)	(100.0)	—	—
Total Western Europe	734.1	968.2	(234.1)	(24.2)	(46.6)	(5.6)
Central and Eastern Europe	75.6	64.9	10.7	16.5	12.2	18.8
Central and other	0.2	(1.6)	1.8	112.5	1.1	50.6
Total European Division	809.9	1,031.5	(221.6)	(21.5)	(33.3)	(3.7)
Corporate and other	—	13.1	(13.1)	(100.0)	(0.1)	(100.0)
Intersegment eliminations	—	(12.0)	12.0	N.M.	0.7	N.M.
Total Liberty Global Group	809.9	1,032.6	(222.7)	(21.6)	(32.7)	(3.6)
LiLAC Group:
LiLAC Division:
CWC	135.6	59.8	75.8	126.8	6.1	4.6
Chile	63.0	60.3	2.7	4.5	1.5	2.5
Puerto Rico	27.0	29.2	(2.2)	(7.5)	(2.1)	(7.2)
Total LiLAC Division	225.6	149.3	76.3	51.1	5.5	2.5
Intersegment eliminations	(1.1)	(0.1)	(1.0)	N.M.	(1.0)	N.M.
Total LiLAC Group	224.5	149.2	75.3	50.5	4.5	2.1
Total	$1,034.4	$1,181.8	$(147.4)	(12.5)	$(28.2)	(2.5)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$885.9	$1,032.1	$(146.2)	(14.2)	$(39.9)	(3.8)
Belgium	355.8	355.8	—	—	(7.8)	(2.1)
Germany	118.3	112.2	6.1	5.4	9.8	8.8
Switzerland/Austria	115.7	123.6	(7.9)	(6.4)	(6.3)	(5.1)
The Netherlands	—	255.5	(255.5)	(100.0)	—	—
Total Western Europe	1,475.7	1,879.2	(403.5)	(21.5)	(44.2)	(2.7)
Central and Eastern Europe	144.9	125.1	19.8	15.8	23.1	18.4
Central and other	1.2	(3.1)	4.3	138.7	3.1	82.5
Total European Division	1,621.8	2,001.2	(379.4)	(19.0)	(18.0)	(1.0)
Corporate and other	0.1	27.0	(26.9)	(99.6)	(0.2)	(66.7)
Intersegment eliminations	—	(23.2)	23.2	N.M.	0.8	N.M.
Total Liberty Global Group	1,621.9	2,005.0	(383.1)	(19.1)	(17.4)	(1.0)
LiLAC Group:
LiLAC Division:
CWC	269.0	59.8	209.2	349.8	6.1	4.6
Chile	124.6	114.9	9.7	8.4	4.5	3.9
Puerto Rico	54.6	58.6	(4.0)	(6.8)	(4.0)	(6.8)
Total LiLAC Division	448.2	233.3	214.9	92.1	6.6	1.5
Intersegment eliminations	(1.8)	(0.2)	(1.6)	N.M.	(1.7)	N.M.
Total LiLAC Group	446.4	233.1	213.3	91.5	4.9	1.1
Total	$2,068.3	$2,238.1	$(169.8)	(7.6)	$(12.5)	(0.6)
_______________

N.M. — Not Meaningful.

European Division. The European Division’s programming and other direct costs of services decreased $221.6 million or 21.5% and $379.4 million or 19.0% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) decreases of $130.2 million and $254.9 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction, (ii) increases of $6.3 million and $38.5 million, respectively, attributable to the BASE Acquisition and other less significant acquisitions and (iii) decreases of $5.4 million and $8.3 million, respectively, attributable to the impact of dispositions. On an organic basis, the European Division’s programming and other direct costs of services decreased $33.3 million or 3.7% and $18.0 million or 1.0%, respectively. These decreases include the following factors:

•
Increases in programming and copyright costs of $13.1 million or 2.8% and $50.0 million or 5.3%, respectively, primarily due to increases in U.K./Ireland and, to a lesser extent, Hungary and, for the six-month comparison, Belgium that were only partially offset by decreases in Switzerland/Austria. These increases are primarily due to (i) higher costs for certain premium and/or basic content, including higher costs for sports rights primarily in U.K./Ireland, and (ii) growth in the number of enhanced video subscribers, primarily due to increases in Germany, Hungary, Romania, Poland and U.K./Ireland that were only partially offset by decreases in Belgium;

•
Decreases in interconnect and access costs of $32.0 million or 12.2% and $42.1 million or 8.3%, respectively, primarily due to the net effect of (i) a $32.3 million decrease during each period in U.K./Ireland associated with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, (ii) declines resulting from lower interconnect rates, primarily in U.K./Ireland and Germany, (iii) higher MVNO costs, primarily in U.K./Ireland, Switzerland/Austria and Belgium, (iv) lower fixed-line telephony call volumes in U.K./Ireland, Germany and, for the six-month comparison, Switzerland/Austria that were only partially offset by increases in the Czech Republic, (v) lower mobile usage in U.K./Ireland and, for the six-month comparison, Belgium and (vi) increases of $7.5 million and $6.8 million, respectively, due to the release of an accrual during the second quarter of 2016 related to the settlement of an operational contingency in Belgium; and

•
Decreases in mobile handset costs of $17.2 million or 17.7% and $26.1 million or 15.2%, respectively, primarily due to the net effect of (i) lower mobile handset sales volumes, as decreases in U.K./Ireland, Belgium and Switzerland/Austria were only partially offset by increases in Germany, and (ii) higher average cost per handset sold in U.K./Ireland.

LiLAC Division. The LiLAC Division’s programming and other direct costs of services increased $76.3 million or 51.1% and $214.9 million or 92.1% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases include increases of $71.6 million and $206.0 million, respectively, attributable to the impact of the CWC Acquisition and the CWC Carve-out Acquisition. On an organic basis, the LiLAC Division’s programming and other direct costs of services increased $5.5 million or 2.5% and $6.6 million or 1.5%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $4.4 million or 5.6% and $3.9 million or 2.7%, respectively, primarily associated with the net effect of (i) growth in the number of enhanced video subscribers in Chile and (ii) for the three-month comparison, increased costs associated with CWC’s carriage of live Premier League games, which was only partially offset by decreases in Puerto Rico and Chile. In August 2016, CWC began broadcasting live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games, which are largely excluded from the organic increases in CWC’s programming and copyright costs, represents a significant portion of CWC’s programming costs;

•
Increases in interconnect and access costs of $1.4 million or 3.0% and $2.1 million or 3.4%, respectively, primarily in Chile, due to the net effect of (i) higher MVNO charges and (ii) a net decline resulting from lower interconnect rates and higher call volumes; and

•	Increases in mobile handset costs of $0.5 million and $1.9 million, respectively, primarily due to higher mobile handset sales in Chile.

Other Operating Expenses of our Reportable Segments

General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$216.7	$224.9	$(8.2)	(3.6)	$15.2	6.7
Belgium	91.3	98.3	(7.0)	(7.1)	(3.2)	(3.3)
Germany	86.2	90.2	(4.0)	(4.4)	(1.8)	(2.0)
Switzerland/Austria	55.6	60.5	(4.9)	(8.1)	(4.2)	(6.9)
The Netherlands	—	90.7	(90.7)	(100.0)	—	—
Total Western Europe	449.8	564.6	(114.8)	(20.3)	6.0	1.3
Central and Eastern Europe	46.4	49.6	(3.2)	(6.5)	(2.4)	(4.8)
Central and other	37.5	36.9	0.6	1.6	(4.3)	(9.8)
Total European Division	533.7	651.1	(117.4)	(18.0)	(0.7)	(0.1)
Corporate and other	1.9	1.7	0.2	11.8	0.3	17.2
Intersegment eliminations	0.5	0.5	—	N.M.	(0.4)	N.M.
Total Liberty Global Group	536.1	653.3	(117.2)	(17.9)	(0.8)	(0.1)
LiLAC Group:
LiLAC Division:
CWC	106.4	55.4	51.0	92.1	(0.8)	(0.8)
Chile	38.0	32.5	5.5	16.9	4.6	14.0
Puerto Rico	14.9	14.2	0.7	4.9	0.6	4.2
Total LiLAC Division	159.3	102.1	57.2	56.0	4.4	2.8
Corporate and other	0.1	—	0.1	N.M.	—	—
Intersegment eliminations	(0.1)	(0.1)	—	N.M.	—	N.M.
Total LiLAC Group	159.3	102.0	57.3	56.2	4.4	2.8
Total other operating expenses excluding share-based compensation expense	695.4	755.3	(59.9)	(7.9)	$3.6	0.5
Share-based compensation expense	0.9	1.4	(0.5)	(35.7)
Total	$696.3	$756.7	$(60.4)	(8.0)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$418.2	$446.5	$(28.3)	(6.3)	$23.3	5.2
Belgium	183.8	178.7	5.1	2.9	0.5	0.2
Germany	176.1	178.7	(2.6)	(1.5)	2.8	1.6
Switzerland/Austria	112.7	120.0	(7.3)	(6.1)	(6.3)	(5.2)
The Netherlands	—	177.7	(177.7)	(100.0)	—	—
Total Western Europe	890.8	1,101.6	(210.8)	(19.1)	20.3	2.2
Central and Eastern Europe	95.8	100.8	(5.0)	(5.0)	(2.5)	(2.5)
Central and other	69.8	69.0	0.8	1.2	(7.7)	(9.7)
Total European Division	1,056.4	1,271.4	(215.0)	(16.9)	10.1	0.9
Corporate and other	5.9	2.7	3.2	118.5	4.0	160.0
Intersegment eliminations	0.9	0.7	0.2	N.M.	(0.8)	N.M.
Total Liberty Global Group	1,063.2	1,274.8	(211.6)	(16.6)	13.3	1.2
LiLAC Group:
LiLAC Division:
CWC	215.4	55.4	160.0	288.8	(0.8)	(0.8)
Chile	74.9	66.2	8.7	13.1	5.4	8.2
Puerto Rico	30.3	30.3	—	—	—	—
Total LiLAC Division	320.6	151.9	168.7	111.1	4.6	1.5
Intersegment eliminations	(0.1)	—	(0.1)	N.M.	—	N.M.
Total LiLAC Group	320.5	151.9	168.6	111.0	4.6	1.5
Total SG&A expenses excluding share-based compensation expense	1,383.7	1,426.7	(43.0)	(3.0)	$17.9	1.2
Share-based compensation expense	2.3	2.1	0.2	9.5
Total	$1,386.0	$1,428.8	$(42.8)	(3.0)
_______________

N.M. — Not Meaningful.

European Division. The European Division’s other operating expenses (exclusive of share-based compensation expense) decreased $117.4 million or 18.0% and $215.0 million or 16.9% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) decreases of $85.7 million and $167.9 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction and (ii) increases of $1.5 million and $15.5 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions. On an organic basis, the European Division’s other operating expenses increased (decreased) ($0.7 million) or (0.1%) and $10.1 million or 0.9%, respectively. These changes include the following factors:

•
Decreases in personnel costs of $19.0 million or 9.9% and $33.4 million or 8.9%, respectively, due primarily to the net effect of (i) decreased costs in U.K./Ireland resulting from higher capitalized labor costs associated with (a) increased installations of new customer premises equipment and (b) the network extension project in the U.K., (ii) lower staffing levels, as decreases in the European Division’s central operations, Switzerland/Austria, Germany and U.K./Ireland were only partially offset by increases in Belgium, (iii) decreased costs in U.K./Ireland resulting from higher proportions of capitalized labor costs associated with installation of new customer premise equipment and the network extension project in the U.K., (iv) lower incentive compensation costs, primarily in U.K./Ireland, and (v) annual wage increases;

•
Increases in outsourced labor and professional fees of $7.8 million or 11.4% and $20.8 million or 15.6%, respectively, primarily due to higher third-party call center costs in U.K./Ireland and Germany, largely driven by increased call volumes;

•
Increases in network-related expenses of $5.0 million or 2.5% and $14.1 million or 3.7%, respectively. These increases are primarily due to the net effect of (i) a $13.2 million increase during each period in U.K./Ireland related to network infrastructure charges following an April 1, 2017 increase in the rateable value of existing assets, (ii) higher network maintenance costs, primarily in Belgium and the European Division’s central operations, (iii) lower duct and pole rental fees in Belgium, (iv) lower outsourced labor costs primarily associated with customer-facing activities in Germany and Belgium and (v) for the six-month comparison, a $5.9 million increase in U.K./Ireland associated with the impact of the settlement of an operational contingency during the first quarter of 2016. For additional information regarding the increased network infrastructure charges in U.K./Ireland, see note 14 to our condensed consolidated financial statements; and

•
Increases in information technology-related expenses of $4.9 million or 17.9% and $6.4 million or 11.7%, respectively, primarily due to higher software and other information technology-related maintenance costs in U.K./Ireland, Germany and the European Division’s central operations that were only partially offset by lower costs in Belgium and, for the three-month comparison, Switzerland/Austria.

LiLAC Division. The LiLAC Division’s other operating expenses (exclusive of share-based compensation expense) increased $57.2 million or 56.0% and $168.7 million or 111.1% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases include increases of $52.4 million and $162.4 million, respectively, primarily attributable to the impact of the CWC Acquisition and the CWC Carve-out Acquisition. On an organic basis, the LiLAC Division’s other operating expenses increased $4.4 million or 2.8% and $4.6 million or 1.5%, respectively. These increases include the following factors:

•	Increases in outsourced labor and professional fees of $1.1 million or 30.4% and $2.8 million or 44.9%, respectively, primarily due to higher third-party call center costs in Chile; and

•	Net increases resulting from individually insignificant changes in other operating expense categories.

SG&A Expenses of our Reportable Segments

General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$202.1	$200.4	$1.7	0.8	$21.5	10.6
Belgium	99.6	110.3	(10.7)	(9.7)	(8.7)	(7.8)
Germany	96.8	95.5	1.3	1.4	4.0	4.1
Switzerland/Austria	53.3	57.3	(4.0)	(7.0)	(2.9)	(5.1)
The Netherlands	—	93.2	(93.2)	(100.0)	—	—
Total Western Europe	451.8	556.7	(104.9)	(18.8)	13.9	3.0
Central and Eastern Europe	43.7	44.9	(1.2)	(2.7)	(0.5)	(1.2)
Central and other	45.1	45.9	(0.8)	(1.7)	0.6	1.4
Total European Division	540.6	647.5	(106.9)	(16.5)	14.0	2.5
Corporate and other	44.3	63.1	(18.8)	(29.8)	(16.4)	(26.4)
Intersegment eliminations	(0.5)	0.1	(0.6)	N.M.	(0.3)	N.M.
Total Liberty Global Group	584.4	710.7	(126.3)	(17.8)	(2.7)	(0.4)
LiLAC Group:
LiLAC Division:
CWC	116.6	69.4	47.2	68.0	(10.5)	(8.2)
Chile	37.8	36.0	1.8	5.0	1.2	3.3
Puerto Rico	12.6	13.5	(0.9)	(6.7)	(0.8)	(6.0)
Total LiLAC Division	167.0	118.9	48.1	40.5	(10.1)	(5.7)
Corporate and other	2.1	1.7	0.4	23.5	0.5	37.5
Total LiLAC Group	169.1	120.6	48.5	40.2	(9.6)	(5.4)
Total SG&A expenses excluding share-based compensation expense	753.5	831.3	(77.8)	(9.4)	$(12.3)	(1.6)
Share-based compensation expense	55.5	73.2	(17.7)	(24.2)
Total	$809.0	$904.5	$(95.5)	(10.6)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$408.1	$415.5	$(7.4)	(1.8)	$39.2	9.3
Belgium	192.1	201.9	(9.8)	(4.9)	(21.7)	(9.9)
Germany	194.9	190.0	4.9	2.6	11.0	5.8
Switzerland/Austria	108.4	115.1	(6.7)	(5.8)	(4.7)	(4.0)
The Netherlands	—	183.4	(183.4)	(100.0)	—	—
Total Western Europe	903.5	1,105.9	(202.4)	(18.3)	23.8	2.5
Central and Eastern Europe	85.3	88.7	(3.4)	(3.8)	(1.6)	(1.8)
Central and other	82.5	97.2	(14.7)	(15.1)	(11.8)	(12.1)
Total European Division	1,071.3	1,291.8	(220.5)	(17.1)	10.4	0.9
Corporate and other	89.2	115.6	(26.4)	(22.8)	(21.4)	(18.9)
Intersegment eliminations	(0.9)	(0.1)	(0.8)	N.M.	—	N.M.
Total Liberty Global Group	1,159.6	1,407.3	(247.7)	(17.6)	(11.0)	(0.9)
LiLAC Group:
LiLAC Division:
CWC	236.7	69.4	167.3	241.1	(10.0)	(4.0)
Chile	77.0	71.4	5.6	7.8	2.4	3.4
Puerto Rico	25.0	25.1	(0.1)	(0.4)	(0.1)	(0.4)
Total LiLAC Division	338.7	165.9	172.8	104.2	(7.7)	(2.2)
Corporate and other	4.3	2.9	1.4	48.3	1.4	53.6
Total LiLAC Group	343.0	168.8	174.2	103.2	(6.3)	(1.8)
Total SG&A expenses excluding share-based compensation expense	1,502.6	1,576.1	(73.5)	(4.7)	$(17.3)	(1.1)
Share-based compensation expense	93.1	141.5	(48.4)	(34.2)
Total	$1,595.7	$1,717.6	$(121.9)	(7.1)
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
General and administrative (a)	$401.4	$500.6	$(99.2)	(19.8)	$(14.1)	(3.2)
External sales and marketing	183.0	210.1	(27.1)	(12.9)	11.4	6.3
	584.4	710.7	(126.3)	(17.8)	(2.7)	(0.4)
LiLAC Group:
General and administrative (a)	137.9	98.1	39.8	40.6	(9.0)	(6.1)
External sales and marketing	31.2	22.5	8.7	38.7	(0.6)	(6.3)
	169.1	120.6	48.5	40.2	(9.6)	(5.4)
Total:
General and administrative (a)	539.3	598.7	(59.4)	(9.9)	(23.1)	(4.0)
External sales and marketing	214.2	232.6	(18.4)	(7.9)	10.8	5.7
Total	$753.5	$831.3	$(77.8)	(9.4)	$(12.3)	(1.6)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
General and administrative (a)	$791.7	$984.2	$(192.5)	(19.6)	$(30.4)	(3.5)
External sales and marketing	367.9	423.1	(55.2)	(13.0)	19.4	5.2
	1,159.6	1,407.3	(247.7)	(17.6)	(11.0)	(0.9)
LiLAC Group:
General and administrative (a)	280.2	129.7	150.5	116.0	(5.2)	(1.8)
External sales and marketing	62.8	39.1	23.7	60.6	(1.1)	(1.7)
	343.0	168.8	174.2	103.2	(6.3)	(1.8)
Total:
General and administrative (a)	1,071.9	1,113.9	(42.0)	(3.8)	(35.6)	(3.1)
External sales and marketing	430.7	462.2	(31.5)	(6.8)	18.3	4.2
Total	$1,502.6	$1,576.1	$(73.5)	(4.7)	$(17.3)	(1.1)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

European Division. The European Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $106.9 million or 16.5% and $220.5 million or 17.1% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) decreases of $93.1 million and $183.4 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction and (ii) increases of $4.0 million and $24.9 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions. On an organic basis, the European Division’s SG&A expenses increased $14.0 million or 2.5% and $10.4 million or 0.9%, respectively. These increases include the following factors:

•
Increases in external sales and marketing costs of $13.7 million or 7.6% and $20.0 million or 5.4%, respectively, primarily due to (i) higher third-party sales commissions, primarily in Germany and U.K./Ireland, and (ii) higher costs associated with advertising campaigns, as increases in U.K./Ireland were only partially offset by decreases in Belgium;

•
Decreases in outsourced labor and professional fees of $7.1 million or 11.3% and $12.1 million or 11.4%, respectively, primarily due to the net effect of (i) decreases in consulting costs, mainly in Belgium and the European Division’s central operations, and (ii) increases in call center costs, primarily in U.K./Ireland;

•
Decreases in personnel costs of $2.4 million or 1.0% and $4.8 million or 1.0%, respectively, due in part to the net effect of (i) a decrease for the six-month comparison in staffing levels, (ii) annual wage increases and (iii) a decrease for the three-month comparison and an increase for the six-month comparison in incentive compensation costs resulting from the net effect of (a) increases in the European Division’s central operations and Belgium and (b) decreases in U.K./Ireland;

•	Increases in facilities expenses of $2.7 million or 5.9% and $3.2 million or 3.5%, respectively, primarily due to higher rent and other facilities-related expenses in U.K./Ireland and Belgium; and

•	Net increases resulting from individually insignificant changes in other SG&A categories.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) increased $48.1 million or 40.5% and $172.8 million or 104.2% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases include increases of $58.8 million and $179.8 million, respectively, attributable to the impact of the CWC Acquisition and the CWC Carve-out Acquisition. On an organic basis, the LiLAC Division’s SG&A expenses decreased $10.1 million or 5.7% and $7.7 million or 2.2%, respectively. These decreases include the following factors:

•	Decreases in outsourced labor and professional fees of $5.8 million or 61.1% and $4.6 million or 37.2%, respectively, primarily due to decreases in integration and other consulting costs at CWC; and

•	Decreases in personnel costs of $2.1 million or 4.6% and $1.6 million or 2.4%, respectively, primarily due to lower pension costs at CWC.

Adjusted OIBDA of our Reportable Segments

General. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA of our consolidated reportable segments to our earnings (loss) before income taxes, see note 15 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$709.8	$765.5	$(55.7)	(7.3)	$27.7	3.6
Belgium	317.8	311.3	6.5	2.1	16.3	5.2
Germany	412.8	400.3	12.5	3.1	23.3	5.8
Switzerland/Austria	266.9	263.6	3.3	1.3	6.5	2.5
The Netherlands	—	364.1	(364.1)	(100.0)	—	—
Total Western Europe	1,707.3	2,104.8	(397.5)	(18.9)	73.8	4.2
Central and Eastern Europe	122.9	114.6	8.3	7.2	8.2	7.2
Central and other	(51.2)	(82.1)	30.9	37.6	3.8	3.2
Total European Division	1,779.0	2,137.3	(358.3)	(16.8)	85.8	4.8
Corporate and other	(45.7)	(62.7)	17.0	27.1	16.3	26.2
Total Liberty Global Group	1,733.3	2,074.6	(341.3)	(16.5)	102.1	5.9
LiLAC Group:
LiLAC Division:
CWC	224.1	101.0	123.1	121.9	7.5	3.5
Chile	92.3	81.8	10.5	12.8	8.7	10.6
Puerto Rico	53.8	50.0	3.8	7.6	3.7	7.4
Total LiLAC Division	370.2	232.8	137.4	59.0	19.9	5.7
Corporate and other	(2.2)	(1.7)	(0.5)	(29.4)	(0.5)	(37.5)
Total LiLAC Group	368.0	231.1	136.9	59.2	19.4	5.6
Total	$2,101.3	$2,305.7	$(204.4)	(8.9)	$121.5	5.8

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$1,358.3	$1,510.1	$(151.8)	(10.1)	$29.2	1.9
Belgium	615.7	581.1	34.6	6.0	39.4	6.6
Germany	795.6	779.7	15.9	2.0	40.7	5.2
Switzerland/Austria	522.0	521.7	0.3	0.1	6.3	1.2
The Netherlands	—	732.0	(732.0)	(100.0)	—	—
Total Western Europe	3,291.6	4,124.6	(833.0)	(20.2)	115.6	3.4
Central and Eastern Europe	233.9	225.5	8.4	3.7	12.3	5.5
Central and other	(93.2)	(166.4)	73.2	44.0	16.6	7.5
Total European Division	3,432.3	4,183.7	(751.4)	(18.0)	144.5	4.1
Corporate and other	(94.3)	(115.5)	21.2	18.4	17.5	15.1
Total Liberty Global Group	3,338.0	4,068.2	(730.2)	(17.9)	162.0	4.8
LiLAC Group:
LiLAC Division:
CWC	437.2	101.0	336.2	332.9	7.0	1.6
Chile	183.9	158.1	25.8	16.3	17.9	11.3
Puerto Rico	105.1	96.8	8.3	8.6	8.3	8.6
Total LiLAC Division	726.2	355.9	370.3	104.0	33.2	4.8
Corporate and other	(4.3)	(2.9)	(1.4)	(48.3)	(1.4)	(53.6)
Total LiLAC Group	721.9	353.0	368.9	104.5	31.8	4.6
Total	$4,059.9	$4,421.2	$(361.3)	(8.2)	$193.8	4.7

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	%
Liberty Global Group:
European Division:
U.K./Ireland	45.3	44.6	44.2	44.4
Belgium	46.3	44.0	45.7	44.1
Germany	62.9	62.2	61.9	61.9
Switzerland/Austria	61.3	59.0	60.8	59.3
The Netherlands	—	53.6	—	54.3
Total Western Europe	51.1	50.2	50.2	50.2
Central and Eastern Europe	42.6	41.8	41.8	41.8
Total European Division	48.6	47.8	47.8	47.8
LiLAC Group:
LiLAC Division:
CWC	38.5	35.4	37.7	35.4
Chile	39.9	38.8	39.9	38.5
Puerto Rico	49.7	46.8	48.9	45.9
Total LiLAC Division	40.1	38.6	39.6	39.2

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments as discussed above, the Adjusted OIBDA margins presented above include the impact of (i) acquisitions, the most significant of which are the CWC Acquisition and the BASE Acquisition, and (ii) the VodafoneZiggo JV Transaction. In this regard, (a) the Adjusted OIBDA margins of the European Division for both 2017 periods were adversely impacted by the contribution of our operations in the Netherlands to the VodafoneZiggo JV, (b) the Adjusted OIBDA margin of Belgium and the European Division for the 2017 six-month period was adversely impacted by the inclusion of BASE in our Belgium operations for the full six-month period and (c) the Adjusted OIBDA margins of the LiLAC Division for the 2017 periods were adversely impacted by the inclusion of CWC.

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
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,267.4	$1,584.3	$(316.9)	(20.0)	$1.8	0.1
Broadband internet	1,149.4	1,315.2	(165.8)	(12.6)	54.3	4.7
Fixed-line telephony	605.4	762.7	(157.3)	(20.6)	(14.8)	(2.2)
Total subscription revenue	3,022.2	3,662.2	(640.0)	(17.5)	41.3	1.3
Non-subscription revenue	143.7	154.0	(10.3)	(6.7)	(1.4)	(0.9)
Total residential cable revenue	3,165.9	3,816.2	(650.3)	(17.0)	39.9	1.2
Residential mobile revenue (c):
Subscription revenue (b)	432.5	401.0	31.5	7.9	(15.2)	(3.3)
Non-subscription revenue	168.9	181.3	(12.4)	(6.8)	(13.0)	(6.8)
Total residential mobile revenue	601.4	582.3	19.1	3.3	(28.2)	(4.3)
Total residential revenue	3,767.3	4,398.5	(631.2)	(14.4)	11.7	0.3
B2B revenue (d):
Subscription revenue	133.8	124.2	9.6	7.7	38.1	38.5
Non-subscription revenue	629.2	525.4	103.8	19.8	36.4	5.8
Total B2B revenue	763.0	649.6	113.4	17.5	74.5	9.8
Other revenue (e)	54.3	26.0	28.3	108.8	(1.6)	(2.9)
Total	$4,584.6	$5,074.1	$(489.5)	(9.6)	$84.6	1.8

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$2,491.7	$3,123.3	$(631.6)	(20.2)	$(10.9)	(0.4)
Broadband internet	2,265.7	2,554.2	(288.5)	(11.3)	135.2	6.0
Fixed-line telephony	1,201.6	1,498.7	(297.1)	(19.8)	(17.7)	(1.3)
Total subscription revenue	5,959.0	7,176.2	(1,217.2)	(17.0)	106.6	1.7
Non-subscription revenue	301.2	299.6	1.6	0.5	8.8	2.9
Total residential cable revenue	6,260.2	7,475.8	(1,215.6)	(16.3)	115.4	1.8
Residential mobile revenue (c):
Subscription revenue (b)	856.8	678.4	178.4	26.3	(32.4)	(3.5)
Non-subscription revenue	327.5	318.0	9.5	3.0	(15.3)	(4.2)
Total residential mobile revenue	1,184.3	996.4	187.9	18.9	(47.7)	(3.7)
Total residential revenue	7,444.5	8,472.2	(1,027.7)	(12.1)	67.7	0.9
B2B revenue (d):
Subscription revenue	249.5	231.1	18.4	8.0	65.4	34.1
Non-subscription revenue	1,213.9	915.0	298.9	32.7	48.7	3.9
Total B2B revenue	1,463.4	1,146.1	317.3	27.7	114.1	7.8
Other revenue (e)	106.6	43.8	62.8	143.4	0.1	0.3
Total	$9,014.5	$9,662.1	$(647.6)	(6.7)	$181.9	1.9
_______________

(a)
Residential cable subscription revenue includes amounts received from subscribers for ongoing services. Residential cable non-subscription revenue includes, among other items, channel carriage fees, installation revenue, late fees and revenue from the sale of equipment.

(b)
Residential subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the standalone price for each individual service. As a result, changes in the standalone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from mobile handset sales. Residential mobile interconnect revenue was $80.8 million and $89.2 million during the three months ended June 30, 2017 and 2016, respectively, and $157.2 million and $154.2 million during the six months ended June 30, 2017 and 2016, respectively.

(d)
B2B subscription revenue represents revenue from SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. A portion of the increases in our B2B subscription revenue is attributable to the conversion of certain residential subscribers to SOHO subscribers. B2B non-subscription revenue includes revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators.

(e)	Other revenue includes, among other items, revenue earned from services provided to the VodafoneZiggo JV.

Total revenue. Our consolidated revenue decreased $489.5 million and $647.6 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $314.0 million and $981.5 million, respectively, attributable to the impact of acquisitions, (ii) decreases of $647.1 million and $1,290.6 million, respectively, attributable to the net impact of the VodafoneZiggo JV Transaction and (iii) decreases of $9.4 million and $15.6 million, respectively, attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $84.6 million or 1.8% and $181.9 million or 1.9%, respectively.

Residential revenue. The details of the changes in our consolidated residential revenue for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016, are as follows (in millions):

	Three-month period	Six-month period
	in millions
Organic increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$57.5	$114.6
ARPU	(16.2)	(8.0)
Organic increase (decrease) in residential cable non-subscription revenue	(1.4)	8.8
Total organic increase in residential cable revenue	39.9	115.4
Organic decrease in residential mobile subscription revenue	(15.2)	(32.4)
Organic decrease in residential mobile non-subscription revenue	(13.0)	(15.3)
Total organic increase in residential revenue	11.7	67.7
Impact of acquisitions	165.4	554.0
Impact of the VodafoneZiggo JV Transaction and disposals	(617.7)	(1,225.1)
Impact of FX	(190.6)	(424.3)
Total increase in residential revenue	$(631.2)	$(1,027.7)

On an organic basis, our consolidated residential cable subscription revenue increased $41.3 million or 1.3% and $106.6 million or 1.7% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are attributable to the net effect of (i) increases from broadband internet services of $54.3 million or 4.7% and $135.2 million or 6.0%, respectively, attributable to increases in the average number of broadband internet RGUs and higher ARPU from broadband internet services, (ii) decreases from fixed-line telephony services of $14.8 million or 2.2% and $17.7 million or 1.3%, respectively, attributable to the net effect of (a) lower ARPU from fixed-line telephony services and (b) increases in the average number of fixed-line telephony RGUs, and (iii) an increase (decrease) from video services of $1.8 million or 0.1% and ($10.9 million) or (0.4%), respectively, attributable to the net effect of (1) declines in the average number of video RGUs and (2) higher ARPU from video services.

On an organic basis, our consolidated residential cable non-subscription revenue increased (decreased) ($1.4 million) or (0.9%) and $8.8 million or 2.9% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These changes are largely attributable to the net effect of (i) for the six-month comparison, an increase of $5.8 million due to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments in Belgium, (ii) increases of $2.8 million and $6.5 million, respectively, in Switzerland due to the release of unclaimed customer credits, (iii) increases in installation revenue, primarily due to increases in the U.K. and Germany that were only partially offset by declines in Switzerland, (iv) decreases in fixed-line telephony interconnect revenue, primarily in Germany, at CWC, in Chile and the U.K. and (v) decreases in advertising revenue, primarily due to decreases in Chile and the U.K.

On an organic basis, our consolidated residential mobile subscription revenue decreased $15.2 million or 3.3% and $32.4 million or 3.5% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily due the net effect of (i) declines in the U.K., Belgium and at CWC and (ii) increases in Switzerland and Chile.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $13.0 million or 6.8% and $15.3 million or 4.2% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily due to the net effect of (i) decreases in Belgium, the U.K. and Switzerland and (ii) increases in Germany, Ireland, at CWC and in Austria.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $38.1 million or 38.5% and $65.4 million or 34.1% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily due to increases in SOHO revenue in Belgium, the U.K., Germany and Chile.

On an organic basis, our consolidated B2B non-subscription revenue increased $36.4 million or 5.8% and $48.7 million or 3.9% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily due to increases in Belgium, at CWC, in the Czech Republic, the U.K., Germany and Puerto Rico. The increases at CWC include the $4.9 million organic impact associated with wholesale revenue recognized on a cash basis during the second quarter of 2017 related to services provided to a significant customer in prior quarters.

For additional information concerning the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above. For information regarding the competitive environment in certain of our markets, see Overview and Discussion and Analysis of our Reportable Segments above.

Supplemental revenue information

Our revenue by major category for the Liberty Global Group is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$1,093.9	$1,438.3	$(344.4)	(23.9)	$(3.1)	(0.3)
Broadband internet	973.4	1,176.6	(203.2)	(17.3)	44.1	4.4
Fixed-line telephony	535.1	708.1	(173.0)	(24.4)	(14.2)	(2.4)
Total subscription revenue	2,602.4	3,323.0	(720.6)	(21.7)	26.8	1.0
Non-subscription revenue	118.1	129.2	(11.1)	(8.6)	5.5	4.7
Total residential cable revenue	2,720.5	3,452.2	(731.7)	(21.2)	32.3	1.1
Residential mobile revenue:
Subscription revenue	260.3	306.7	(46.4)	(15.1)	(13.3)	(4.6)
Non-subscription revenue (a)	144.4	169.2	(24.8)	(14.7)	(14.5)	(8.6)
Total residential mobile revenue	404.7	475.9	(71.2)	(15.0)	(27.8)	(6.0)
Total residential revenue	3,125.2	3,928.1	(802.9)	(20.4)	4.5	0.1
B2B revenue:
Subscription revenue	123.5	117.2	6.3	5.4	36.0	39.2
Non-subscription revenue	362.9	402.7	(39.8)	(9.9)	26.9	7.3
Total B2B revenue	486.4	519.9	(33.5)	(6.4)	62.9	13.3
Other revenue	52.1	23.2	28.9	124.6	(1.5)	(2.6)
Total	$3,663.7	$4,471.2	$(807.5)	(18.1)	$65.9	1.7

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$2,146.7	$2,857.7	$(711.0)	(24.9)	$(20.5)	(0.9)
Broadband internet	1,915.5	2,306.6	(391.1)	(17.0)	116.6	6.0
Fixed-line telephony	1,059.2	1,405.4	(346.2)	(24.6)	(16.9)	(1.4)
Total subscription revenue	5,121.4	6,569.7	(1,448.3)	(22.0)	79.2	1.5
Non-subscription revenue	240.3	261.0	(20.7)	(7.9)	17.8	7.6
Total residential cable revenue	5,361.7	6,830.7	(1,469.0)	(21.5)	97.0	1.7
Residential mobile revenue:
Subscription revenue	510.2	575.2	(65.0)	(11.3)	(33.5)	(5.7)
Non-subscription revenue (a)	280.8	303.9	(23.1)	(7.6)	(17.0)	(5.3)
Total residential mobile revenue	791.0	879.1	(88.1)	(10.0)	(50.5)	(5.6)
Total residential revenue	6,152.7	7,709.8	(1,557.1)	(20.2)	46.5	0.7
B2B revenue:
Subscription revenue	229.8	217.6	12.2	5.6	61.3	34.3
Non-subscription revenue	698.8	788.3	(89.5)	(11.4)	38.5	5.3
Total B2B revenue	928.6	1,005.9	(77.3)	(7.7)	99.8	11.0
Other revenue	101.4	39.6	61.8	156.1	0.6	0.6
Total	$7,182.7	$8,755.3	$(1,572.6)	(18.0)	$146.9	1.9
_______________

(a)
Residential mobile non-subscription revenue includes mobile interconnect revenue of $67.0 million and $76.6 million during the three months ended June 30, 2017 and 2016, respectively, and $131.0 million and $140.7 million during the six months ended June 30, 2017 and 2016, respectively.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
LiLAC Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$173.5	$146.0	$27.5	18.8	$4.9	2.9
Broadband internet	176.0	138.6	37.4	27.0	10.2	6.2
Fixed-line telephony	70.3	54.6	15.7	28.8	(0.6)	(0.8)
Total subscription revenue	419.8	339.2	80.6	23.8	14.5	3.6
Non-subscription revenue	25.6	24.8	0.8	3.2	(6.9)	(21.1)
Total residential cable revenue	445.4	364.0	81.4	22.4	7.6	1.8
Residential mobile revenue:
Subscription revenue	172.2	94.3	77.9	82.6	(1.9)	(1.1)
Non-subscription revenue (a)	24.5	12.1	12.4	102.5	1.5	6.7
Total residential mobile revenue	196.7	106.4	90.3	84.9	(0.4)	(0.2)
Total residential revenue	642.1	470.4	171.7	36.5	7.2	1.1
B2B revenue:
Subscription revenue	10.3	7.0	3.3	47.1	2.1	29.6
Non-subscription revenue	266.3	122.7	143.6	117.0	9.5	3.7
Total B2B revenue	276.6	129.7	146.9	113.3	11.6	3.8
Other revenue	2.2	2.8	(0.6)	(21.4)	(0.1)	(15.0)
Total	$920.9	$602.9	$318.0	52.7	$18.7	2.1

	Six months ended June 30,		Increase		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
LiLAC Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$345.0	$265.6	$79.4	29.9	$9.6	2.9
Broadband internet	350.2	247.6	102.6	41.4	18.6	5.7
Fixed-line telephony	142.4	93.3	49.1	52.6	(0.8)	(0.6)
Total subscription revenue	837.6	606.5	231.1	38.1	27.4	3.4
Non-subscription revenue	60.9	38.6	22.3	57.8	(9.0)	(12.8)
Total residential cable revenue	898.5	645.1	253.4	39.3	18.4	2.1
Residential mobile revenue:
Subscription revenue	346.6	103.2	243.4	235.9	1.1	0.3
Non-subscription revenue (a)	46.7	14.1	32.6	231.2	1.7	3.7
Total residential mobile revenue	393.3	117.3	276.0	235.3	2.8	0.7
Total residential revenue	1,291.8	762.4	529.4	69.4	21.2	1.7
B2B revenue:
Subscription revenue	19.7	13.5	6.2	45.9	4.1	30.2
Non-subscription revenue	515.1	126.7	388.4	306.6	10.2	2.0
Total B2B revenue	534.8	140.2	394.6	281.5	14.3	2.4
Other revenue	5.2	4.2	1.0	23.8	(0.5)	(12.1)
Total	$1,831.8	$906.8	$925.0	102.0	$35.0	2.0
_______________

(a)
Residential mobile non-subscription revenue includes mobile interconnect revenue of $13.8 million and $12.6 million during the three months ended June 30, 2017 and 2016, respectively, and $26.2 million and $13.5 million during the six months ended June 30, 2017 and 2016, respectively.

Programming and other direct costs of services

Our programming and other direct costs of services decreased $147.4 million and $169.8 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $77.9 million and $244.5 million, respectively, attributable to the impact of the CWC Acquisition, the BASE Acquisition and other less significant acquisitions, (ii) decreases of $131.8 million and $259.1 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction and (iii) decreases of $5.4 million and $8.3 million, respectively, attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services decreased $28.2 million or 2.5% and $12.5 million or 0.6% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily attributable to the net effect of (a) increases in programming and copyright costs, (b) decreases in interconnect and access costs and (c) decreases in mobile handset costs. For additional information regarding the changes in our programming and other direct costs of services, see Discussion and Analysis of our Reportable Segments — Programming and Other Direct Costs of Services of our Reportable Segments above.

Other operating expenses

Our other operating expenses decreased $60.4 million and $42.8 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $53.9 million and $177.9 million, respectively, attributable to the CWC Acquisition, the BASE Acquisition and other less significant acquisitions and (ii) decreases of $85.8 million and $168.0 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction. Our other operating expenses include share-based compensation, which is discussed separately under Share-based compensation expense below. Excluding share-based compensation expense, on an organic basis our other operating expenses increased $3.6 million or 0.5% and $17.9 million or 1.2% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily attributable to the net effect of (a) decreases in personnel costs, (b) increases in outsourced labor and professional fees, (c) increases in network-related expenses and (d) increases in information technology-related expenses. For additional information regarding the changes in our other operating expenses, see Discussion and Analysis of our Reportable Segments — Other Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses decreased $95.5 million and $121.9 million during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $62.8 million and $204.7 million, respectively, attributable to the impact of the CWC Acquisition, the BASE Acquisition and other less significant acquisitions and (ii) decreases of $94.1million and $185.3 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction. Our SG&A expenses include share-based compensation expense, which is discussed separately under Share-based compensation expense below. Excluding share-based compensation expense, on an organic basis our SG&A expenses decreased $12.3 million or 1.6% and $17.3 million or 1.1% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily attributable to the net effect of (i) decreases in outsourced labor and professional fees and (ii) increases in external sales and marketing costs. Certain of these changes include (a) aggregate decreases in integration-related costs in Belgium of $2.8 million and $6.6 million, respectively, and (b) aggregate decreases in costs related to the integration of CWC of $4.2 million and $2.8 million, respectively, most of which were incurred by CWC. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$20.8	$35.8	$25.3	$76.9
Other share-based incentive awards	31.5	33.1	59.6	58.5
Total Liberty Global	52.3	68.9	84.9	135.4
Telenet share-based incentive awards	3.5	3.6	7.5	4.6
Other	0.6	2.1	3.0	3.6
Total	$56.4	$74.6	$95.4	$143.6
Included in:
Other operating expense:
Liberty Global Group	$0.8	$1.1	$1.7	$1.6
LiLAC Group	0.1	0.3	0.6	0.5
Total other operating expense	0.9	1.4	2.3	2.1
SG&A expense:
Liberty Global Group	52.6	70.3	85.1	137.0
LiLAC Group	2.9	2.9	8.0	4.5
Total SG&A expense	55.5	73.2	93.1	141.5
Total	$56.4	$74.6	$95.4	$143.6

_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) for the 2016 periods, the Challenge Performance Awards and (iii) through March 2017, PGUs held by our Chief Executive Officer. The Challenge Performance Awards include PSARs and PSUs. The decreases are due to a significant number of performance awards becoming fully vested during 2016 and, for the six-month comparison, a change in the expected achievement level for one of our performance-based incentive plans.

For additional information regarding our share-based compensation expense, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended June 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$1,178.5	$1,426.9	$(248.4)	(17.4)
LiLAC Group	192.9	126.1	66.8	53.0
Total	$1,371.4	$1,553.0	$(181.6)	(11.7)

	Six months ended June 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$2,306.8	$2,810.1	$(503.3)	(17.9)
LiLAC Group	386.8	178.4	208.4	116.8
Total	$2,693.6	$2,988.5	$(294.9)	(9.9)

Excluding the effects of FX, depreciation and amortization expense decreased $129.7 million or 8.3% and $117.2 million or 3.9% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily due to the net effect of (i) decreases associated with the VodafoneZiggo JV Transaction, (ii) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, the European Division’s central operations, Belgium and, to a lesser extent, Germany, Switzerland/Austria and Chile, and (iv) increases associated with acquisitions, primarily as a result of the CWC Acquisition and BASE Acquisition.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$21.2	$69.7	$36.0	$88.4
LiLAC Group	10.4	120.6	23.8	126.3
Total	$31.6	$190.3	$59.8	$214.7

The totals for the 2017 periods include restructuring charges of $26.4 million and $52.1 million, respectively, including $22.7 million and $45.7 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at CWC and in Germany, U.K./Ireland and the European Division’s central operations.

The totals for the 2016 periods include (i) direct acquisition costs of $119.3 million and $133.4 million, respectively, primarily related to the CWC Acquisition and, to a lesser extent, the BASE Acquisition and the VodafoneZiggo JV Transaction, and (ii) restructuring charges of $66.5 million and $84.3 million, respectively, including $63.0 million and $78.7 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Germany, U.K./Ireland, the European Division’s central operations, the Netherlands and Chile.

For information regarding the CWC Acquisition and BASE Acquisition, see note 3 to our condensed consolidated financial statements. For information regarding the VodafoneZiggo JV Transaction, see note 4 to our condensed consolidated financial statements.

For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.

Based on the results of our October 1, 2016 goodwill impairment test, a hypothetical decline of 20% or more in the fair value of any of CWC’s reporting units could result in the need to record a goodwill impairment charge. If, among other factors, (i) the equity values of the LiLAC Group were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause CWC’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Interest expense

The details of our interest expense are as follows:

	Three months ended June 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$465.2	$580.8	$(115.6)	(19.9)
LiLAC Group	96.2	76.4	19.8	25.9
Inter-group eliminations	—	(0.1)	0.1	N.M.
Total	$561.4	$657.1	$(95.7)	(14.6)

	Six months ended June 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$918.4	$1,146.0	$(227.6)	(19.9)
LiLAC Group	190.5	130.5	60.0	46.0
Inter-group eliminations	—	(0.1)	0.1	N.M.
Total	$1,108.9	$1,276.4	$(167.6)	(13.1)
_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense decreased $65.3 million or 9.9% and $99.6 million or 7.8% during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily attributable to (i) lower average outstanding debt balances, largely due to decreases related to the VodafoneZiggo JV Transaction that were only partially offset by debt incurred in connection with the CWC Acquisition, and (ii) lower weighted average interest rates related to the completion of certain refinancing transactions that resulted in extended maturities and decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(656.9)	$699.8	$(810.7)	$64.4
LiLAC Group	(11.8)	(43.6)	(37.3)	(181.2)
Total cross-currency and interest rate derivative contracts (a)	(668.7)	656.2	(848.0)	(116.8)
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	163.4	308.3	110.2	513.7
Sumitomo Collar	2.2	66.3	(21.3)	135.0
Lionsgate Forward	(2.5)	3.3	(2.0)	22.0
Other	0.4	0.5	(5.4)	0.9
Total equity-related derivative instruments (b)	163.5	378.4	81.5	671.6
Foreign currency forward contracts:
Liberty Global Group	(12.1)	19.8	(18.6)	(1.9)
LiLAC Group	2.6	(1.8)	0.8	(8.9)
Total foreign currency forward contracts	(9.5)	18.0	(17.8)	(10.8)
Other – Liberty Global Group	0.2	(0.6)	0.7	(0.7)

Total Liberty Global Group	(505.3)	1,097.4	(747.1)	733.4
Total LiLAC Group	(9.2)	(45.4)	(36.5)	(190.1)
Total	$(514.5)	$1,052.0	$(783.6)	$543.3
_______________

(a)
The loss during the 2017 three-month period is primarily attributable to the net effect of (i) losses associated with increases in the values of the euro and British pound sterling relative to the U.S. dollar, (ii) gains associated with increases in market interest rates in the euro and British pound sterling markets, (iii) gains associated with decreases in market interest rates in the U.S. dollar market, (iv) gains associated with a decrease in the value of the Swiss franc relative to the euro and (v) losses associated with an increase in the value of the Czech koruna relative to the euro. The loss during the 2017 six-month period is primarily attributable to the net effect of (a) losses associated with increases in the values of the euro and British pound sterling relative to the U.S. dollar, (b) gains associated with increases in market interest rates in the euro and British pound sterling markets, (c) losses associated with increases in the value of the Polish zloty and Czech koruna relative to the euro, (d) gains associated with a decrease in the value of the Swiss franc relative to the euro, and (e) gains associated with increases in market rates in the U.S. dollar market. In addition, the losses during the 2017 periods include net gains of $72.2 million and $145.3 million, respectively, resulting from changes in our credit risk valuation adjustments. The gain during the 2016 three-month period is primarily attributable to the net effect of (1) gains associated with decreases in the values of the British pound sterling and euro relative to the U.S. dollar, (2) losses associated with decreases in market interest rates in the British pound sterling and euro markets and (3) gains associated with decreases in market interest rates in the U.S. dollar market. The loss during the 2016 six-month period is primarily attributable to the net effect of (I) losses associated with decreases in market interest rates in the British pound sterling, euro and Chilean peso markets, (II) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar, (III) gains associated with decreases in market interest rates in the U.S. dollar market and (IV) losses associated with increases in the values of the Chilean peso and euro relative to the U.S. dollar. In addition, the gain (loss) during the 2016 periods includes a net gain (loss) of ($14.3 million) and $7.1 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group:
U.S. dollar-denominated debt issued by euro functional currency entities	$430.6	$(195.6)	$510.9	$91.3
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(348.4)	243.6	(350.2)	443.7
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	127.7	(443.4)	197.3	(570.5)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(42.1)	43.5	(81.9)	(14.4)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(49.6)	118.4	(70.5)	153.8
Yen-denominated debt issued by a U.S. dollar functional currency entity	3.7	(64.4)	(19.7)	(118.5)
Euro-denominated debt issued by British pound sterling functional currency entities	13.9	(28.4)	13.0	(63.5)
Other	13.2	(9.2)	14.5	(6.0)
Total Liberty Global Group	149.0	(335.5)	213.4	(84.1)
LiLAC Group:
U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	(7.3)	18.6	13.2	105.1
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(3.8)	12.7	(7.5)	12.7
Other	(5.7)	6.1	(8.0)	7.2
Total LiLAC Group	(16.8)	37.4	(2.3)	125.0
Total	$132.2	$(298.1)	$211.1	$40.9
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Investments:
ITV	$(153.7)	$(433.4)	$(75.0)	$(673.9)
Sumitomo	(20.1)	(0.6)	55.7	(17.9)
Lionsgate	8.9	(8.1)	7.6	(60.8)
Other, net	11.5	52.7	21.3	95.0
Total investments	(153.4)	(389.4)	9.6	(657.6)
Debt	14.0	13.0	(54.6)	13.0
Total	$(139.4)	$(376.4)	$(45.0)	$(644.6)

Losses on debt modification and extinguishment, net

The following table sets forth the details of our losses on debt modification and extinguishment, net:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$(61.8)	$(21.1)	$(107.1)	$(25.4)
LiLAC Group	(27.8)	1.5	(27.8)	1.5
Total	$(89.6)	$(19.6)	$(134.9)	$(23.9)

The loss during the six months ended June 30, 2017 is primarily attributable to losses associated with (i) the write-off of $71.9 million of net unamortized premiums, discounts and deferred financing costs (including $60.5 million during the second quarter) and (ii) the payment of $61.0 million of redemption premiums (including $28.4 million during the second quarter).

The loss during the six months ended June 30, 2016 is primarily attributable to the net effect of (i) a loss associated with the payment of $32.0 million of redemption premiums (including $28.6 million during the second quarter) and (ii) a gain associated with the write-off of $10.3 million of net unamortized premiums, discounts and deferred financing costs (including $11.2 million during the second quarter).

For additional information concerning our losses on debt modification and extinguishment, net, see note 8 to our condensed consolidated financial statements.

Share of losses of affiliates, net

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

VodafoneZiggo JV (a)	$6.5	$—	$5.2	$—
Other	(8.2)	(27.2)	(22.3)	(55.1)
Total	$(1.7)	$(27.2)	$(17.1)	$(55.1)
_______________

(a)
Amounts include the net effect of (i) $15.8 million and $30.6 million, respectively, representing 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. During the three and six months ended June 30, 2017, the VodafoneZiggo JV generated (a) revenue of $1,096.5 million and $2,180.3 million, respectively, (b) Adjusted OIBDA of $470.8 million and $930.3 million, respectively, (c) operating income of $50.8 million and $107.5 million, respectively, (d) net non-operating expenses of $76.4 million and $176.7 million (including $158.0 million and $311.4 million of interest expense), respectively, and (e) net losses of $18.1 million and $48.7 million, respectively. The VodafoneZiggo JV’s operating income includes depreciation and amortization of $415.7 million and $815.4 million, respectively, which is based on the preliminary fair value accounting applied to the net assets of the VodafoneZiggo JV.

The mobile and fixed-line operations of the VodafoneZiggo JV are experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing spend and increasing or unlimited data bundles. If the adverse impacts of economic, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or cash flows of the VodafoneZiggo JV, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

Other income, net

The details of our other income, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$12.0	$3.8	$23.9	$84.4
LiLAC Group	(2.2)	—	0.3	0.6
Inter-group eliminations	—	(0.1)	—	(0.1)
Total	$9.8	$3.7	$24.2	$84.9

The totals for the 2017 periods primarily include interest and dividend income of $9.1 million and $22.7 million, respectively.

The totals for the 2016 periods primarily include (i) interest income of $7.3 million and $20.8 million, respectively, and (ii) for the six-month period, income of $69.8 million representing our share of the settlement of certain litigation.

Income tax expense

The details of our income tax expense are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$(99.1)	$(45.5)	$(201.3)	$(8.6)
LiLAC Group	(30.6)	(10.5)	(75.2)	1.5
Total	$(129.7)	$(56.0)	$(276.5)	$(7.1)

The income tax expense during the three months ended June 30, 2017 differs from the expected income tax benefit of $100.6 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

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

The income tax expense during the six months ended June 30, 2017 differs from the expected income tax benefit of $123.8 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

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

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Net earnings (loss)

The details of our net earnings (loss) are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$(630.2)	$223.8	$(886.5)	$(110.0)
LiLAC Group	(22.2)	(114.7)	(33.1)	(153.6)
Total	$(652.4)	$109.1	$(919.6)	$(263.6)

Our net earnings (loss) for the three months ended June 30, 2017 and 2016, consists of (i) operating income of $641.9 million and $487.8 million, respectively, (ii) net non-operating expense of $1,164.6 million and $322.7 million, respectively, and (iii) income tax expense of $129.7 million and $56.0 million, respectively.

Our net loss for the six months ended June 30, 2017 and 2016, consists of (i) operating income of $1,211.1 million and $1,074.4 million, respectively, (ii) net non-operating expense of $1,854.2 million and $1,330.9 million, respectively, and (iii) income tax expense of $276.5 million and $7.1 million, respectively.

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

Net earnings attributable to noncontrolling interests

The details of our net earnings (loss) attributable to noncontrolling interests are as follows:

	Three months ended June 30,
	2017	2016	Change
	in millions

Liberty Global Group	$6.4	$(0.1)	$6.5
LiLAC Group	15.5	7.8	7.7
Total	$21.9	$7.7	$14.2

	Six months ended June 30,
	2017	2016	Change
	in millions

Liberty Global Group	$43.0	$(3.3)	$46.3
LiLAC Group	31.9	7.4	24.5
Total	$74.9	$4.1	$70.8

The increase in net earnings attributable to noncontrolling interests during the three and six months ended June 30, 2017, as compared to the corresponding periods in 2016, are primarily attributable to the results of operations of (i) Telenet and (ii) CWC following the CWC Acquisition.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our seven primary subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Unitymedia, UPC Holding, Telenet, CWC, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, accounted for a significant portion of our consolidated cash and cash equivalents at June 30, 2017. The terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain CWC subsidiaries and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2017 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$118.3
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	873.3
LiLAC Group (d)	58.6
Total Liberty Global and unrestricted subsidiaries	1,050.2
Borrowing groups (e):
CWC (f)	325.1
VTR Finance	165.2
Liberty Puerto Rico	50.0
Virgin Media (c)	46.6
Telenet	27.3
UPC Holding	22.0
Unitymedia	3.2
Total borrowing groups	639.4
Total cash and cash equivalents	$1,689.6

Liberty Global Group	$1,090.7
LiLAC Group	598.9
Total cash and cash equivalents	$1,689.6
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis, which is attributed to the Liberty Global Group.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

(c)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media Inc.

(d)	Represents the aggregate amount held by subsidiaries attributed to the LiLAC Group that are outside of our borrowing groups.

(e)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

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

Liquidity of Liberty Global and its unrestricted subsidiaries

The $118.3 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $931.9 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at June 30, 2017. Our remaining cash and cash equivalents of $639.4 million at June 30, 2017 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2017, see note 8 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at June 30, 2017, due in 2021), as well as additional borrowings under notes payable with certain unrestricted subsidiaries, as discussed below.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. In connection with the completion of the VodafoneZiggo JV Transaction, our company received cash of €2.2 billion ($2.4 billion at the transaction dates). For additional information, see note 4 to our condensed consolidated financial statements.

At June 30, 2017, our consolidated cash and cash equivalents balance includes $1,537.6 million that is held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the Sumitomo Collar Loan and the Sumitomo Share Loan and (iii) principal payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities or (f) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $7,739.4 million at June 30, 2017 and no stated maturity). For information regarding our commitments and contingencies, see note 14 to our condensed consolidated financial statements.

During the six months ended June 30, 2017, we repurchased Liberty Global Shares and LiLAC Shares for an aggregate purchase price of $2,186.7 million and $41.1 million, respectively, including direct acquisition costs. At June 30, 2017, the remaining amount authorized for share repurchases of Liberty Global Shares and LiLAC Shares was $769.0 million and $237.7 million, respectively.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2017, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 14 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, Sumitomo Collar Loan, Sumitomo Share Loan, Lionsgate Loan and certain debt collateralized by cash and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our June 30, 2017 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2017 was 5.1x. In addition, the ratio of our June 30, 2017 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2017 was 4.9x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of UPC Holding and its subsidiaries were to decline, we could be required to partially repay or limit our borrowings under the UPC Holding Bank Facility in order to maintain compliance with applicable covenants. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2017, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2017, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $46.9 billion, including $3,757.7 million that is classified as current in our condensed consolidated balance sheet and $41.7 billion that is not due until 2021 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2017. For additional information concerning our debt maturities, see note 8 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at June 30, 2017, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six months ended
	June 30,
	2017	2016	Change
	in millions

Net cash provided by operating activities	$2,710.9	$2,669.8	$41.1
Net cash provided (used) by investing activities	711.8	(2,568.0)	3,279.8
Net cash provided (used) by financing activities	(3,442.3)	164.8	(3,607.1)
Effect of exchange rate changes on cash	80.0	37.6	42.4
Net increase in cash and cash equivalents	$60.4	$304.2	$(243.8)

Operating Activities. Our net cash flows from operating activities are as follows:

	Six months ended
	June 30,
	2017	2016	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$2,411.5	$2,564.0	$(152.5)
LiLAC Group	299.4	105.8	193.6
Total	$2,710.9	$2,669.8	$41.1

The increase in total net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted OIBDA and related working capital items, including a decrease due to the impact of the VodafoneZiggo JV Transaction and an increase due to the impact of the CWC Acquisition, (ii) an increase in cash provided due to higher cash receipts related to derivative instruments, (iii) an increase in cash provided due to higher cash dividends received from the VodafoneZiggo JV, (iv) a decrease in the reported net cash provided by operating activities due to FX and (v) an increase in cash provided due to lower payments of interest, including higher payments due to the impact of the CWC Acquisition and lower payments due to the impact of the VodafoneZiggo JV Transaction.

Investing Activities. Our net cash flows from investing activities are as follows:

	Six months ended
	June 30,
	2017	2016	Change
	in millions

Net cash provided (used) by investing activities:
Liberty Global Group	$964.7	$(2,402.9)	$3,367.6
LiLAC Group	(252.6)	(170.8)	(81.8)
Inter-group eliminations	(0.3)	5.7	(6.0)
Total	$711.8	$(2,568.0)	$3,279.8

The change in total net cash provided (used) by our investing activities is primarily attributable to an increase in cash of (i) $1,569.4 million related to distributions received from affiliates, (ii) $884.3 million associated with lower cash paid in connection with acquisitions, (iii) $845.3 million associated with the equalization payment received in connection with the completion of the VodafoneZiggo JV Transaction and (iv) $83.2 million due to lower capital expenditures. Capital expenditures decreased from $1,276.1 million during the first six months of 2016 to $1,192.9 million during the first six months of 2017 due to the net effect of (a) a decrease due to the impact of the VodafoneZiggo JV Transaction, (b) an increase due to the impact of the CWC Acquisition, (c) a decrease resulting from FX, and (d) a net decrease in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing and an increase associated with related working capital movements.

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

	Six months ended June 30,
	2017			2016
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$2,088.2	$310.1	$2,398.3	$2,024.0	$204.9	$2,228.9
Assets acquired under capital-related vendor financing arrangements	(1,278.5)	(34.2)	(1,312.7)	(929.4)	(17.0)	(946.4)
Assets acquired under capital leases	(103.9)	(2.5)	(106.4)	(41.6)	(0.2)	(41.8)
Changes in current liabilities related to capital expenditures	238.8	(25.1)	213.7	41.5	(6.1)	35.4
Capital expenditures	$944.6	$248.3	$1,192.9	$1,094.5	$181.6	$1,276.1

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Division, which accounted for $2,088.4 million and $2,017.7 million of Liberty Global Group’s property and equipment additions during the six months ended June 30, 2017 and 2016, respectively. The increase in the European Division’s property and equipment additions is primarily due to the net effect of (i) a decrease due to the impact of the VodafoneZiggo JV Transaction, (ii) an increase in expenditures for new build and upgrade projects, (iii) a decrease due to FX and (iv) an increase in expenditures for the purchase and installation of customer premises equipment.

Property and equipment additions attributable to the LiLAC Group increased during the six months ended June 30, 2017, as compared to the corresponding period in 2016, primarily due to (i) an increase due to the impact of the CWC Acquisition and (ii) an increase in expenditures for the purchase and installation of customer premises equipment.
We expect the percentage of revenue represented by our aggregate 2017 consolidated property and equipment additions to range from 19% to 21% for the LiLAC Group. This range reflects a change from the expectation disclosed in our 10-K. In this regard, the range for the LiLAC Group represents a decrease from our previously-reported expectation of 21% to 23%. The range for the Liberty Global Group of 29% to 31% remains unchanged from our previously-reported expectation. The actual amount of our 2017 consolidated property and equipment additions and the 2017 property and equipment additions of the Liberty Global Group and the LiLAC Group may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our current or expected future operating results or (d) foreign currency exchange rates and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.
Financing Activities. Our net cash flows from financing activities are as follows:

	Six months ended
	June 30,
	2017	2016	Change
	in millions

Net cash provided (used) by financing activities:
Liberty Global Group	$(3,444.8)	$(112.4)	$(3,332.4)
LiLAC Group	2.2	282.9	(280.7)
Inter-group eliminations	0.3	(5.7)	6.0
Total	$(3,442.3)	$164.8	$(3,607.1)

The change in total net cash provided (used) by our financing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,432.1 million due to higher repurchases of Liberty Global ordinary shares, (ii) a decrease in cash of $1,070.9 million related to higher net repayments and repurchases of debt and capital lease obligations, (iii) a decrease in cash of $803.0 million related to an increase in cash collateral, primarily due to cash held in escrow at June 30, 2017 in connection with a UPC Holding refinancing transaction, as further described in note 8 to our condensed consolidated financial statements, (iv) a decrease in cash of $162.6 million related to VAT paid on behalf of the VodafoneZiggo JV and (v) a decrease in cash of $96.2 million due to higher payments related to derivative instruments.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2017			2016
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities	$2,411.5	$299.4	$2,710.9	$2,564.0	$105.8	$2,669.8
Cash payments for direct acquisition and disposition costs	6.0	1.5	7.5	24.9	61.1	86.0
Expenses financed by an intermediary (a)	644.6	47.4	692.0	393.2	—	393.2
Capital expenditures	(944.6)	(248.3)	(1,192.9)	(1,094.5)	(181.6)	(1,276.1)
Principal payments on amounts financed by vendors and intermediaries	(2,081.3)	(40.0)	(2,121.3)	(1,420.9)	—	(1,420.9)
Principal payments on certain capital leases	(43.7)	(4.0)	(47.7)	(55.2)	(0.7)	(55.9)
Adjusted free cash flow	$(7.5)	$56.0	$48.5	$411.5	$(15.4)	$396.1
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

Off Balance Sheet Arrangements

In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain guarantee and letter of credit arrangements of CWC, see note 14 to our condensed consolidated financial statements.

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2017:

	Payments due during:							Total
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter
	in millions

Debt (excluding interest)	$2,223.7	$1,733.7	$439.1	$348.5	$4,059.8	$2,945.2	$33,763.2	$45,513.2
Capital leases (excluding interest)	80.7	129.0	108.5	101.7	100.7	102.4	752.1	1,375.1
Network and connectivity commitments	773.7	448.6	364.7	276.0	251.2	69.3	887.7	3,071.2
Programming commitments	622.1	1,093.5	600.8	244.2	74.5	37.6	61.4	2,734.1
Purchase commitments	900.2	292.6	242.3	176.9	83.4	22.6	62.2	1,780.2
Operating leases	75.0	120.6	100.9	80.7	65.8	54.6	214.4	712.0
Other commitments	48.9	24.1	14.1	8.8	8.0	8.0	7.5	119.4
Total (a)	$4,724.3	$3,842.1	$1,870.4	$1,236.8	$4,643.4	$3,239.7	$35,748.5	$55,305.2
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$876.2	$1,778.1	$1,726.4	$1,719.4	$1,671.8	$1,592.8	$4,545.7	$13,910.4
LiLAC Group	206.2	377.4	375.3	355.0	305.1	228.3	270.0	2,117.3
Total	$1,082.4	$2,155.5	$2,101.7	$2,074.4	$1,976.9	$1,821.1	$4,815.7	$16,027.7
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2017 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($408.4 million at June 30, 2017) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements. For information concerning our commitments, see note 14 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2017 and 2016, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2017.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2017, $955.8 million or 56.6%, $320.9 million or 19.0%, and $223.9 million or 13.3% of our consolidated cash balances were denominated in U.S. dollars, euros and British pound sterling, respectively.

Foreign Currency Exchange Rates

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2017	December 31, 2016
Spot rates:
Euro	0.8762	0.9481
British pound sterling	0.7688	0.8100
Swiss franc	0.9591	1.0172
Hungarian forint	270.79	293.29
Polish zloty	3.7054	4.1769
Czech koruna	22.908	25.623
Romanian lei	3.9944	4.3077
Chilean peso	663.86	670.23
Jamaican dollar	128.34	128.77

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Average rates:
Euro	0.9094	0.8853	0.9233	0.8957
British pound sterling	0.7821	0.6971	0.7944	0.6978
Swiss franc	0.9852	0.9704	0.9944	0.9818
Hungarian forint	281.97	277.41	285.92	280.15
Polish zloty	3.8371	3.8705	3.9440	3.9127
Czech koruna	24.152	23.940	24.747	24.225
Romanian lei	4.1396	3.9829	4.1911	4.0282
Chilean peso	663.84	677.28	659.91	689.17
Jamaican dollar	129.05	123.71	128.83	122.41

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2017, we effectively paid a fixed interest rate on 98% of our total debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £615 million ($800 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £143 million ($186 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency derivative contracts by approximately £37 million ($48 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €527 million ($601 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €251 million ($286 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €97 million ($111 million).

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €79 million ($90 million); and

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2017, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €269 million ($307 million).

Telenet Cross-currency and Interest Rate Derivative Contracts and Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at June 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €255 million ($291 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €161 million ($184 million).

CWC Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2017, an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the CWC cross-currency and interest rate derivative contracts by approximately JMD 5 billion ($39 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at June 30, 2017, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 111 billion ($167 million).

ITV Collar

Holding all other factors constant, at June 30, 2017, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £71 million ($92 million).

Sumitomo Collar

Holding all other factors constant, at June 30, 2017, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥3 billion ($27 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$(24.6)	$(0.7)	$4.8	$(45.6)	$(28.7)	$(47.3)	$56.2	$(85.9)
Principal-related (b)	(11.3)	(0.1)	5.9	123.4	(137.1)	(234.5)	(1,241.6)	(1,495.3)
Other (c)	(44.7)	(22.3)	35.0	(31.8)	(306.9)	(110.9)	—	(481.6)
Total Liberty Global Group	(80.6)	(23.1)	45.7	46.0	(472.7)	(392.7)	(1,185.4)	(2,062.8)
LiLAC Group:
Interest-related (a)	10.3	26.6	22.1	19.4	19.2	12.3	44.1	154.0
Principal-related (b)	—	—	3.4	—	—	33.2	(0.8)	35.8
Other (c)	2.6	(0.4)	—	—	—	—	—	2.2
Total LiLAC Group	12.9	26.2	25.5	19.4	19.2	45.5	43.3	192.0
Total	$(67.7)	$3.1	$71.2	$65.4	$(453.5)	$(347.2)	$(1,142.1)	$(1,870.8)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2017. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Liberty Global Shares:
April 1, 2017 through April 30, 2017:
Class A	6,534,410	$35.21	6,534,410	(b)
Class C	8,581,500	$34.45	8,581,500	(b)
May 1, 2017 through May 31, 2017:
Class A	5,836,600	$31.72	5,836,600	(b)
Class C	3,399,500	$29.94	3,399,500	(b)
June 1, 2017 through June 30, 2017:
Class A	4,309,900	$30.73	4,309,900	(b)
Class C	8,173,500	$29.41	8,173,500	(b)
Total Liberty Global Shares — April 1, 2017 through June 30, 2017:
Class A	16,680,910	$32.83	16,680,910	(b)
Class C	20,154,500	$31.65	20,154,500	(b)

LiLAC Shares:
April 1, 2017 through April 30, 2017:
Class A	279,900	$22.28	279,900	(c)
Class C	—	$—	—	(c)
May 1, 2017 through May 31, 2017:
Class A	370,400	$21.23	370,400	(c)
Class C	—	$—	—	(c)
June 1, 2017 through June 30, 2017:
Class A	384,600	$21.07	384,600	(c)
Class C	—	$—	—	(c)
Total LiLAC Shares — April 1, 2017 through June 30, 2017:
Class A	1,034,900	$21.45	1,034,900	(c)
Class C	—	$—	—	(c)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At June 30, 2017, the remaining amount authorized for repurchases of Liberty Global Shares was $769.0 million.

(c)	At June 30, 2017, the remaining amount authorized for repurchases of LiLAC Shares was $237.7 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Telenet Additional Facility AH Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet International Finance S.á.r.l. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2017 (File No. 001-35961) (the April 2017 8-K)).

4.2
Telenet Additional Facility AI Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the April 2017 8-K).

4.3
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

4.4
Telenet Additional Facility AI2 Accession Agreement dated May 15, 2017 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2017 (File No. 001-35961)).

4.5
Additional Facility Joinder Agreement dated May 23, 2017 and entered into between, among others, Sable International Finance Limited and Coral-US Co-Borrower LLC as borrowers and The Bank of Nova Scotia as security trustee and administrative agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2017 (File No. 001-35961) (the June 2, 2017 8-K)).

4.6
Refinancing Amendment Agreement dated May 23, 2017 and entered into between, among others, Sable International Finance Limited and Coral-US Co-Borrower LLC as borrowers and The Bank of Nova Scotia as security trustee and administrative agent (incorporated by reference to Exhibit 4.2 to the June 2, 2017 8-K).

4.7
Amendment and Restatement Agreement dated May 23, 2017 and entered into between, among others, Sable International Finance Limited and Coral-US Co-Borrower as borrowers and The Bank of Nova Scotia as security trustee and administrative agent (incorporated by reference to Exhibit 4.3 to the June 2, 2017 8-K).

4.8
Additional Facility Accession Agreement dated June 8, 2017 and entered into between, among others, Unitymedia Finance LLC, Unitymedia Hessen GmbH & Co. KG and certain affiliates as borrowers, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch, as security trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2017 (File No. 001-35961)).

4.9
Amendment and Restatement Agreement dated June 19, 2017, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent, related to a Senior Facilities Agreement originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2017 (File No. 001-35961) (the June 23, 2017 8-K)).

4.10
Amendment and Restatement Agreement, dated June 19, 2017, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent, related to a Super Senior Facilities Agreement originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent (incorporated by reference to Exhibit 4.2 to the June 23, 2017 8-K).

4.11
Additional Facility AQ Accession Agreement dated June 21, 2017 and entered into between, among others, UPC Financing Partnership and UPC Broadband Holding B.V. as borrowers and The Bank of Nova Scotia as facility agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2017 (File No. 001-35961)).

4.12
Additional Facility Joinder Agreement dated July 24, 2017 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2017 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	August 7, 2017	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 7, 2017	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Telenet Additional Facility AH Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet International Finance S.á.r.l. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2017 (File No. 001-35961) (the April 2017 8-K)).

4.2
Telenet Additional Facility AI Accession Agreement dated April 4, 2017 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the April 2017 8-K).

4.3
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

4.4
Telenet Additional Facility AI2 Accession Agreement dated May 15, 2017 and entered into between, among others, Telenet Financing USD LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2017 (File No. 001-35961)).

4.5
Additional Facility Joinder Agreement dated May 23, 2017 and entered into between, among others, Sable International Finance Limited and Coral-US Co-Borrower LLC as borrowers and The Bank of Nova Scotia as security trustee and administrative agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 2, 2017 (File No. 001-35961) (the June 2, 2017 8-K)).

4.6
Refinancing Amendment Agreement dated May 23, 2017 and entered into between, among others, Sable International Finance Limited and Coral-US Co-Borrower LLC as borrowers and The Bank of Nova Scotia as security trustee and administrative agent (incorporated by reference to Exhibit 4.2 to the June 2, 2017 8-K).

4.7
Amendment and Restatement Agreement dated May 23, 2017 and entered into between, among others, Sable International Finance Limited and Coral-US Co-Borrower as borrowers and The Bank of Nova Scotia as security trustee and administrative agent (incorporated by reference to Exhibit 4.3 to the June 2, 2017 8-K).

4.8
Additional Facility Accession Agreement dated June 8, 2017 and entered into between, among others, Unitymedia Finance LLC, Unitymedia Hessen GmbH & Co. KG and certain affiliates as borrowers, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch, as security trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2017 (File No. 001-35961)).

4.9
Amendment and Restatement Agreement dated June 19, 2017, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent, related to a Senior Facilities Agreement originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 23, 2017 (File No. 001-35961) (the June 23, 2017 8-K)).

4.10
Amendment and Restatement Agreement, dated June 19, 2017, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent, related to a Super Senior Facilities Agreement originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower and The Bank of Nova Scotia as facility agent (incorporated by reference to Exhibit 4.2 to the June 23, 2017 8-K).

4.11
Additional Facility AQ Accession Agreement dated June 21, 2017 and entered into between, among others, UPC Financing Partnership and UPC Broadband Holding B.V. as borrowers and The Bank of Nova Scotia as facility agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2017 (File No. 001-35961)).

4.12
Additional Facility Joinder Agreement dated July 24, 2017 and entered into between, among others, Sable International Finance Limited, Coral-US Co-Borrower LLC and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 28, 2017 (File No. 001-35961)).

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