Form 10-Q
period 2017-09-30
Liberty Global plc
filed 2017-11-01
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of October 25, 2017 was:

	Class A	Class B	Class C
Liberty Global ordinary shares	221,090,644	11,102,619	588,313,516
LiLAC ordinary shares	48,416,945	1,940,193	120,819,385

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2017	December 31, 2016
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$2,110.1	$1,629.2
Trade receivables, net	1,938.7	1,906.5
Derivative instruments (note 5)	345.2	412.7
Prepaid expenses	258.5	209.4
Receivable from the VodafoneZiggo JV (note 4)	—	2,346.6
Other current assets:
Third-party	500.5	526.4
Related-party — VodafoneZiggo JV (note 4)	48.8	21.0
Total current assets	5,201.8	7,051.8
Investments and related note receivables (including $2,160.8 million and $2,057.2 million, respectively, measured at fair value on a recurring basis) (note 4)	6,806.8	6,483.7
Property and equipment, net (note 7)	23,550.7	21,110.2
Goodwill (note 7)	24,910.5	23,366.3
Intangible assets subject to amortization, net (note 7)	3,314.3	3,657.7
Other assets, net (notes 5 and 7)	6,761.2	7,014.4
Total assets	$70,545.3	$68,684.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2017	December 31, 2016
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,281.4	$1,168.2
Deferred revenue and advance payments from subscribers and others	1,194.3	1,240.1
Current portion of debt and capital lease obligations (note 8)	4,268.7	2,775.1
Accrued capital expenditures	759.9	765.4
Accrued income taxes	527.7	457.9
Accrued interest	425.9	671.4
Other accrued and current liabilities (notes 5 and 12)	2,529.6	2,644.7
Total current liabilities	10,987.5	9,722.8
Long-term debt and capital lease obligations (note 8)	43,727.0	40,783.6
Other long-term liabilities (notes 5, 9, and 12)	3,828.5	3,445.7
Total liabilities	58,543.0	53,952.1
Commitments and contingencies (notes 3, 5, 8, 9 and 14)
Equity (note 10):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 221,893,831 and 253,827,604 shares, respectively	2.2	2.5
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 11,102,619 and 10,805,850 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 591,439,089 and 634,391,072 shares, respectively	5.9	6.3
LiLAC Shares — Class A, $0.01 nominal value. Issued and outstanding 48,397,769 and 50,317,930 shares, respectively	0.5	0.5
LiLAC Shares — Class B, $0.01 nominal value. Issued and outstanding 1,940,193 and 1,888,323 shares, respectively	—	—
LiLAC Shares — Class C, $0.01 nominal value. Issued and outstanding 120,780,972 and 120,889,034 shares, respectively	1.2	1.2
Additional paid-in capital	14,966.9	17,578.2
Accumulated deficit	(5,225.6)	(3,454.8)
Accumulated other comprehensive earnings (loss), net of taxes	1,279.1	(372.4)
Treasury shares, at cost	(0.1)	(0.3)
Total Liberty Global shareholders	11,030.2	13,761.3
Noncontrolling interests	972.1	970.7
Total equity	12,002.3	14,732.0
Total liabilities and equity	$70,545.3	$68,684.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	in millions, except share and per share amounts

Revenue (notes 4 and 15)	$4,785.4	$5,207.2	$13,799.9	$14,869.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,106.4	1,178.7	3,174.7	3,416.8
Other operating (note 11)	749.1	778.9	2,135.1	2,207.7
Selling, general and administrative (SG&A) (note 11)	761.3	897.8	2,357.0	2,615.4
Depreciation and amortization	1,416.2	1,416.9	4,109.8	4,405.4
Impairment, restructuring and other operating items, net (notes 3, 7 and 12)	416.6	32.2	476.4	246.9
	4,449.6	4,304.5	12,253.0	12,892.2
Operating income	335.8	902.7	1,546.9	1,977.1
Non-operating income (expense):
Interest expense	(582.1)	(664.4)	(1,691.0)	(1,940.8)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	(365.9)	(436.4)	(1,149.5)	106.9
Foreign currency transaction gains (losses), net	(30.5)	92.3	180.6	133.2
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 4, 6 and 8)	38.8	73.8	(6.2)	(570.8)
Losses on debt modification and extinguishment, net (note 8)	(85.7)	(64.8)	(220.6)	(88.7)
Share of losses of affiliates, net (note 4)	(26.2)	(16.1)	(43.3)	(71.2)
Other income, net	4.6	17.3	28.8	102.2
	(1,047.0)	(998.3)	(2,901.2)	(2,329.2)
Loss before income taxes	(711.2)	(95.6)	(1,354.3)	(352.1)
Income tax expense (note 9)	(67.8)	(109.5)	(344.3)	(116.6)
Net loss	(779.0)	(205.1)	(1,698.6)	(468.7)
Net earnings attributable to noncontrolling interests	(12.6)	(44.4)	(87.5)	(48.5)
Net loss attributable to Liberty Global shareholders	$(791.6)	$(249.5)	$(1,786.1)	$(517.2)

Basic and diluted loss attributable to Liberty Global shareholders per share (notes 1 and 13):
Liberty Global Shares	$(0.55)	$(0.18)	$(1.62)	$(0.33)
LiLAC Shares	$(1.93)	$(0.47)	$(2.30)	$(2.49)

Weighted average ordinary shares outstanding - basic and diluted:
Liberty Global Shares	830,301,600	917,345,591	857,905,832	884,567,424
LiLAC Shares	171,304,720	174,075,080	172,051,945	89,764,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	in millions

Net loss	$(779.0)	$(205.1)	$(1,698.6)	$(468.7)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	548.6	(177.7)	1,659.5	(1,171.9)
Pension-related adjustments and other	(7.9)	(35.9)	(8.4)	(41.1)
Other comprehensive earnings (loss)	540.7	(213.6)	1,651.1	(1,213.0)
Comprehensive loss	(238.3)	(418.7)	(47.5)	(1,681.7)
Comprehensive earnings attributable to noncontrolling interests	(12.6)	(44.6)	(87.1)	(48.1)
Comprehensive loss attributable to Liberty Global shareholders	$(250.9)	$(463.3)	$(134.6)	$(1,729.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2017, before effect of accounting change	$8.9	$1.7	$17,578.2	$(3,454.8)	$(372.4)	$(0.3)	$13,761.3	$970.7	$14,732.0
Accounting change (note 2)	—	—	—	15.3	—	—	15.3	—	15.3
Balance at January 1, 2017, as adjusted for accounting change	8.9	1.7	17,578.2	(3,439.5)	(372.4)	(0.3)	13,776.6	970.7	14,747.3
Net loss	—	—	—	(1,786.1)	—	—	(1,786.1)	87.5	(1,698.6)
Other comprehensive earnings, net of taxes	—	—	—	—	1,651.5	—	1,651.5	(0.4)	1,651.1
Repurchase and cancellation of Liberty Global ordinary shares (note 10)	(0.7)	—	(2,643.2)	—	—	—	(2,643.9)	—	(2,643.9)
Share-based compensation (note 11)	—	—	103.7	—	—	—	103.7	—	103.7
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	(71.8)	—	—	0.2	(71.6)	(85.7)	(157.3)
Balance at September 30, 2017	$8.2	$1.7	$14,966.9	$(5,225.6)	$1,279.1	$(0.1)	$11,030.2	$972.1	$12,002.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2017	2016
	in millions
Cash flows from operating activities:
Net loss	$(1,698.6)	$(468.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	121.9	206.4
Depreciation and amortization	4,109.8	4,405.4
Impairment, restructuring and other operating items, net	476.4	246.9
Amortization of deferred financing costs and non-cash interest	39.6	54.6
Realized and unrealized losses (gains) on derivative instruments, net	1,149.5	(106.9)
Foreign currency transaction gains, net	(180.6)	(133.2)
Realized and unrealized losses due to changes in fair values of certain investments and debt	6.2	570.8
Losses on debt modification and extinguishment, net	220.6	88.7
Share of losses of affiliates, net	43.3	71.2
Deferred income tax benefits	(127.8)	(221.3)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(315.2)	(682.9)
Dividends from affiliates and others	188.0	14.5
Net cash provided by operating activities	4,033.1	4,045.5

Cash flows from investing activities:
Capital expenditures	(1,824.9)	(1,945.0)
Distributions received from affiliates	1,569.4	—
Equalization payment related to the VodafoneZiggo JV Transaction	845.3	—
Cash paid in connection with acquisitions, net of cash acquired	(446.7)	(1,327.4)
Investments in and loans to affiliates and others	(92.9)	(90.3)
Sale of investments	4.0	137.8
Other investing activities, net	(1.4)	88.3
Net cash provided (used) by investing activities	$52.8	$(3,136.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2017	2016
	in millions
Cash flows from financing activities:
Borrowings of debt	$8,233.2	$7,633.1
Repayments and repurchases of debt and capital lease obligations	(7,878.7)	(6,880.8)
Repurchase of Liberty Global ordinary shares	(2,658.0)	(1,504.3)
Change in cash collateral	(685.3)	117.7
Payment of financing costs and debt premiums	(297.6)	(148.9)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	(162.6)	—
Net cash paid related to derivative instruments	(104.3)	(39.5)
Other financing activities, net	(149.0)	(131.0)
Net cash used by financing activities	(3,702.3)	(953.7)

Effect of exchange rate changes on cash	97.3	39.8

Net increase (decrease) in cash and cash equivalents	480.9	(5.0)
Cash and cash equivalents:
Beginning of period	1,629.2	982.1
End of period	$2,110.1	$977.1

Cash paid for interest	$1,926.5	$2,170.6
Net cash paid for taxes	$344.7	$330.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2017
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at September 30, 2017 in more than 30 countries.

In Europe, we provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), (ii) Germany through Unitymedia GmbH (Unitymedia), (iii) Belgium and Luxembourg through Telenet Group Holding N.V. (Telenet), a 57.6%-owned subsidiary, and (iv) seven other European countries through UPC Holding B.V. (UPC Holding). In addition, through the December 31, 2016 completion of the VodafoneZiggo JV Transaction (as defined and described in note 4), we provided residential and B2B communications services in the Netherlands through VodafoneZiggo Group B.V., which is referred to herein as “Ziggo Group Holding”. Following the completion of the VodafoneZiggo JV Transaction, we own a 50% noncontrolling interest in the VodafoneZiggo JV (as defined in note 4), which provides video, broadband internet, mobile and B2B services in the Netherlands. Virgin Media, Unitymedia and UPC Holding are each wholly-owned subsidiaries of Liberty Global. The operations of Virgin Media, Unitymedia, Telenet, UPC Holding and, through December 31, 2016, Ziggo Group Holding are collectively referred to herein as the “European Division.”

Outside of Europe, we provide residential and B2B communications services in (i) 18 countries, predominantly in Latin America and the Caribbean, through our wholly-owned subsidiary Cable & Wireless Communications Limited (C&W), (ii) Chile through our wholly-owned subsidiary VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico), an entity in which we hold a 60.0% ownership interest. C&W also provides (a) B2B communications services in certain other countries in Latin America and the Caribbean and (b) wholesale communications services over its sub-sea and terrestrial fiber optic cable network that connects over 40 markets in that region. C&W owns less than 100% of certain of its consolidated subsidiaries, including Cable & Wireless Panama, SA (a 49.0%-owned entity that owns most of our operations in Panama), The Bahamas Telecommunications Company Limited (a 49.0%-owned entity that owns all of our operations in the Bahamas) and Cable & Wireless Jamaica Limited (an 82.0%-owned entity that owns the majority of our operations in Jamaica). The operations of C&W, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

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

The “LiLAC Group” comprises our businesses, assets and liabilities in Latin America and the Caribbean and has attributed to it (i) LGE Coral Holdco Limited (LGE Coral) and its subsidiaries, which include C&W, (ii) VTR Finance B.V. (VTR Finance) and its subsidiaries, which include VTR, (iii) Lila Chile Holding B.V. (Lila Chile Holding), which is the parent entity of VTR Finance and (iv) LiLAC Communications Inc. (LiLAC Communications) and its subsidiaries, which include Liberty Puerto Rico. The “Liberty Global Group” comprises our businesses, assets and liabilities not attributed to the LiLAC Group, including Virgin Media, Unitymedia, Telenet, UPC Holding, our 50% interest in the VodafoneZiggo JV (from December 31, 2016), Ziggo Group Holding (up to December 31, 2016), our corporate entities (excluding LiLAC Communications) and certain other less significant entities. We have announced our intention to split-off the entities that comprise the LiLAC Group around the end of 2017 (the Split-off).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2017.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the requirement to estimate the implied fair value of a reporting unit’s goodwill as determined following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a company should recognize any goodwill impairment by comparing the fair value of a reporting unit to its carrying amount. We early-adopted ASU 2017-04 effective January 1, 2017. The adoption of ASU 2017-04 reduces the complexity surrounding the evaluation of our goodwill for impairment.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Recent Accounting Pronouncements

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09, as amended by ASU No. 2015-14, will replace existing revenue recognition guidance when it becomes effective for annual and interim reporting periods beginning after December 15, 2017. This new standard permits the use of either the retrospective or cumulative effect transition method. We will adopt ASU 2014-09 effective January 1, 2018 using the cumulative effect transition method. While we are continuing to evaluate the effect that ASU 2014-09 will have on our consolidated financial statements, we have identified a number of our current revenue recognition policies that will be impacted by ASU 2014-09, including the accounting for (i) time-limited discounts and free service periods provided to our customers and (ii) certain upfront fees charged to our customers. Although we continue to evaluate the impacts of adopting ASU 2014-09, our current views are as follows:

•
When we enter into contracts to provide services to our customers, we often provide time-limited discounts or free service periods. Under current accounting rules, we recognize revenue net of discounts during the promotional periods and do not recognize any revenue during free service periods. Under ASU 2014-09, revenue recognition for those contracts that contain substantive termination penalties will be accelerated, as the impact of the discounts or free service periods will be recognized uniformly over the contractual period. For contracts that do not have substantive termination penalties, we will continue to record the impacts of partial or full discounts during the applicable promotional periods.

•
When we enter into contracts to provide services to our customers, we often charge installation or other upfront fees. Under current accounting rules, installation fees related to services provided over our cable networks are recognized as revenue during the period in which the installation occurs to the extent these fees are equal to or less than direct selling costs. Under ASU 2014-09, these fees will generally be deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

As the above revenue recognition changes have offsetting impacts and both result in a relatively minor shift in the timing of revenue recognition, we currently do not expect ASU 2014-09 to have a material impact on our consolidated revenue.

ASU 2014-09 will also impact our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts. Under our current policy, these costs are expensed as incurred unless the costs are in the scope of another accounting topic that allows for capitalization. Under ASU 2014-09, the upfront costs associated with contracts that have substantive termination penalties and a term of one year or more will be recognized as assets and amortized to other operating expenses over the applicable period benefited. Although the impact of the accounting change for the upfront costs will be dependent on numerous factors, including the number and terms of new subscriber contracts added during any given period, we do not expect the initial or ongoing impact of this accounting change to be material based on our assessments of the current practices and contracts in effect in our various markets.

Although the ultimate impact of adopting ASU 2014-09 for both revenue recognition and costs to obtain and fulfill contracts will depend on numerous factors, including the promotions and offers in place during the period leading up to and after the adoption of ASU 2014-09, we currently do not expect the adoption of ASU 2014-09 to have a material impact on our revenue, operating expenses or financial position. In addition, we do not expect to make material changes to our internal control environment as a result of the adoption of ASU 2014-09.

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
September 30, 2017
(unaudited)

the adoption of this standard will be the recognition of lease assets and lease liabilities in our consolidated balance sheets for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 will not have significant impacts on our consolidated statements of operations or cash flows.

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost computation, which can include credits, within non-operating income (expense) in our consolidated statements of operations. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. We will adopt ASU 2017-07 on January 1, 2018 on a retrospective basis.

(3)    Acquisitions

Pending Acquisitions

Multimedia. On October 18, 2016, our subsidiary UPC Polska SP Z.o.o. entered into a definitive agreement to acquire the cable business of Multimedia Polska S.A. (Multimedia), the third-largest cable operator in Poland, for cash consideration of 3.0 billion Polish zlotys ($821.1 million), which is equal to the enterprise value assigned to Multimedia for purposes of this transaction. We intend to finance the acquisition of Multimedia with existing liquidity. The final purchase price is subject to potential downward adjustments for the operational and financial performance of Multimedia prior to closing. The transaction is subject to customary closing conditions, including regulatory approval. On October 18, 2017, the Polish regulator issued a statement of objection against the proposed transaction on the basis that such transaction could restrict competition in a number of cities across the country. We are in the process of responding to the Polish regulator’s statement of objections and remain confident of clearance in due course. We do not expect the transaction to be completed in 2017.

2017 Acquisitions

Carve-out Entities. In connection with the C&W Acquisition, as defined and described below, and an acquisition made by C&W in 2015, certain entities (the Carve-out Entities) that hold licenses granted by the U.S. Federal Communications Commission (the FCC) were transferred to entities not controlled by our company or C&W. The arrangements with respect to the Carve-out Entities, which were executed in connection with the C&W Acquisition and the acquisition made by C&W in 2015, contemplated that upon receipt of regulatory approval, C&W would acquire the Carve-out Entities. On March 8, 2017, the FCC granted its approval for C&W’s acquisition of the Carve-out Entities. Accordingly, on April 1, 2017, subsidiaries of C&W acquired the Carve-out Entities (the C&W Carve-out Acquisition) for an aggregate purchase price of $86.2 million, which represents the amount due under notes receivable that were exchanged for the equity of the Carve-out Entities.

SFR BeLux. On June 19, 2017, Telenet acquired Coditel Brabant sprl, operating under the SFR brand (SFR BeLux), for a cash and debt free purchase price of €391.0 million ($453.2 million at the transaction date), subject to certain adjustments (the SFR BeLux Acquisition). SFR BeLux provides cable services to households and businesses in Brussels, Wallonia and Luxembourg and offers mobile services in Belgium through a mobile virtual network operator (MVNO) agreement with BASE, as defined and described below. The SFR BeLux Acquisition was funded through a combination of €210.0 million ($247.9 million) of borrowings under the Telenet Credit Facility and existing liquidity of Telenet.

2016 Acquisitions

C&W. On May 16, 2016, we acquired C&W for shares of Liberty Global (the C&W Acquisition). The C&W Acquisition triggered regulatory approval requirements in certain jurisdictions in which C&W operates. The regulatory authorities in certain of these jurisdictions, including the Bahamas, Trinidad and Tobago and the Seychelles, have not completed their review of the C&W Acquisition or granted their approval. While we expect to receive all outstanding approvals, such approvals may include binding conditions or requirements that could have an adverse impact on C&W’s operations and financial condition.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

We have accounted for the C&W Acquisition using the acquisition method of accounting, whereby the total purchase price was allocated to the acquired identifiable net assets of C&W based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. A summary of the purchase price and the opening balance sheet of C&W at the May 16, 2016 acquisition date is presented in the following table. The opening balance sheet presented below reflects our final purchase price allocation (in millions):

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
_______________

(a)
The goodwill recognized in connection with the C&W Acquisition is primarily attributable to (i) the ability to take advantage of C&W’s existing terrestrial and sub-sea networks to gain immediate access to potential customers and (ii) synergies that are expected to be achieved through the integration of C&W with other operations in the LiLAC Group.

(b)
Amount primarily includes intangible assets related to customer relationships. The weighted average useful life of C&W’s intangible assets at the May 16, 2016 acquisition date was approximately nine years.

(c)	Represents the estimated aggregate fair value of the noncontrolling interests in C&W’s subsidiaries as of May 16, 2016.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Pro Forma Information
The following unaudited pro forma condensed consolidated operating results give effect to the C&W Acquisition and the BASE Acquisition as if they had been completed as of January 1, 2015. No effect has been given to the C&W Carve-out Acquisition or the SFR BeLux Acquisition as the assumed completion of these acquisitions on January 1, 2016 would not have had a significant impact on our results of operations for the three and nine months ended September 30, 2016. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenue (in millions):
Liberty Global Group	$4,313.1	$13,142.8
LiLAC Group	894.1	2,698.3
Total	$5,207.2	$15,841.1

Net earnings (loss) attributable to Liberty Global shareholders (in millions):
Liberty Global Shares	$(167.7)	$(297.6)
LiLAC Shares	(79.8)	28.3
Total	$(247.5)	$(269.3)

Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share:
Liberty Global Shares	$(0.18)	$(0.32)
LiLAC Shares	$(0.46)	$0.29

(4)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2017	December 31, 2016
	in millions
Equity (a):
VodafoneZiggo JV (b)	$4,360.7	$4,186.6
Other	161.9	142.7
Total — equity	4,522.6	4,329.3
Fair value:
ITV plc (ITV) — subject to re-use rights	932.5	1,015.4
Sumitomo Corporation (Sumitomo)	656.1	538.4
ITI Neovision S.A.	151.3	129.3
Lions Gate Entertainment Corp (Lionsgate)	163.1	128.6
Other	257.8	245.5
Total — fair value	2,160.8	2,057.2
Cost	123.4	97.2
Total	$6,806.8	$6,483.7
_______________

(a)	At September 30, 2017 and December 31, 2016, the aggregate carrying amounts of our equity method investments did not materially exceed our proportionate share of the respective investees’ net assets.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(b)
Amounts include a related-party note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $1,180.3 million and $1,054.7 million, respectively, due from a subsidiary of the VodafoneZiggo JV (as defined below) to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and requires €100.0 million ($118.0 million) of principal to be paid annually during the first three years of the agreement, with the remaining principal due on January 16, 2027. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. During the three and nine months ended September 30, 2017, interest accrued on the VodafoneZiggo JV Receivable was $16.9 million and $47.5 million, respectively, all of which has been cash settled.

Equity Method Investments

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

VodafoneZiggo JV (a)	$(23.4)	$—	$(18.2)	$—
Other	(2.8)	(16.1)	(25.1)	(71.2)
Total	$(26.2)	$(16.1)	$(43.3)	$(71.2)
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

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017. In addition, during the first nine months of 2017, we received dividends from the VodafoneZiggo JV aggregating $163.7 million, which were accounted for as returns on capital for purposes of our condensed consolidated statement of cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV Transaction (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). Pursuant to the terms of the Framework Agreement, the ongoing services will be provided for a period of four to six years depending on the type of service, while transitional services will be provided for a period of not less than 12 months, after which both parties shall be entitled to terminate the Framework Agreement based on specified notice periods. The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. During the three and nine months ended September 30, 2017, we recorded revenue of $37.1 million and $100.4 million, respectively, related to the JV Services. In addition, at September 30, 2017, $48.8 million was due from the VodafoneZiggo JV, primarily related to (a) services performed under the Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VodafoneZiggo JV. This amount, which is periodically cash settled, is included in other current assets in our condensed consolidated balance sheet.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30, 2017	Nine months ended September 30, 2017

	in millions

Revenue	$1,173.6	$3,353.9
Loss before income taxes	$(115.7)	$(184.9)
Net loss	$(79.6)	$(128.3)

(5)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, (ii) increases in the interest rates on our variable-rate debt and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Chilean peso (CLP), the Colombian peso (COP), the Czech koruna (CZK), the Hungarian forint (HUF), the Indian rupee (INR), the Jamaican dollar (JMD), the Philippine peso (PHP), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2017			December 31, 2016
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$318.0	$1,358.1	$1,676.1	$337.5	$2,123.1	$2,460.6
LiLAC Group	10.0	44.5	54.5	6.9	139.0	145.9
Total cross-currency and interest rate derivative contracts (b)	328.0	1,402.6	1,730.6	344.4	2,262.1	2,606.5
Equity-related derivative instruments – Liberty Global Group (c)	—	567.2	567.2	37.1	486.9	524.0
Foreign currency forward and option contracts:
Liberty Global Group	16.9	2.4	19.3	30.7	14.1	44.8
LiLAC Group	—	—	—	0.3	—	0.3
Total foreign currency forward and option contracts	16.9	2.4	19.3	31.0	14.1	45.1
Other – Liberty Global Group	0.3	0.4	0.7	0.2	0.3	0.5
Total assets:
Liberty Global Group	335.2	1,928.1	2,263.3	405.5	2,624.4	3,029.9
LiLAC Group	10.0	44.5	54.5	7.2	139.0	146.2
Total	$345.2	$1,972.6	$2,317.8	$412.7	$2,763.4	$3,176.1

Liabilities:
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$267.4	$1,242.1	$1,509.5	$239.1	$999.6	$1,238.7
LiLAC Group	27.0	17.8	44.8	24.6	28.9	53.5
Total cross-currency and interest rate derivative contracts (b)	294.4	1,259.9	1,554.3	263.7	1,028.5	1,292.2
Equity-related derivative instruments – Liberty Global Group (c)	10.7	—	10.7	8.6	—	8.6
Foreign currency forward and option contracts:
Liberty Global Group	15.0	0.5	15.5	4.7	0.1	4.8
LiLAC Group	6.5	1.0	7.5	4.2	—	4.2
Total foreign currency forward and option contracts	21.5	1.5	23.0	8.9	0.1	9.0
Other – Liberty Global Group	—	—	—	—	0.1	0.1
Total liabilities:
Liberty Global Group	293.1	1,242.6	1,535.7	252.4	999.8	1,252.2
LiLAC Group	33.5	18.8	52.3	28.8	28.9	57.7
Total	$326.6	$1,261.4	$1,588.0	$281.2	$1,028.7	$1,309.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other accrued and current liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our primary borrowing groups (as defined and described in note 8). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain of $37.3 million and $80.4 million during the three months ended September 30, 2017 and 2016, respectively, and a net gain of $182.6 million and $87.5 million during the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

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

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	in millions
Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(289.2)	$(300.1)	$(1,099.9)	$(235.7)
LiLAC Group	(70.5)	(52.4)	(107.8)	(233.6)
Total cross-currency and interest rate derivative contracts	(359.7)	(352.5)	(1,207.7)	(469.3)
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	44.2	(46.8)	154.4	466.9
Sumitomo Collar	(29.5)	(38.8)	(50.8)	96.2
Lionsgate Forward	(7.3)	(0.1)	(9.3)	21.9
Other	1.2	0.7	(4.2)	1.6
Total equity-related derivative instruments	8.6	(85.0)	90.1	586.6
Foreign currency forward contracts:
Liberty Global Group	(6.4)	2.6	(25.0)	0.7
LiLAC Group	(8.1)	(1.4)	(7.3)	(10.3)
Total foreign currency forward contracts	(14.5)	1.2	(32.3)	(9.6)
Other – Liberty Global Group	(0.3)	(0.1)	0.4	(0.8)

Total Liberty Global Group	(287.3)	(382.6)	(1,034.4)	350.8
Total LiLAC Group	(78.6)	(53.8)	(115.1)	(243.9)
Total	$(365.9)	$(436.4)	$(1,149.5)	$106.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
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

	Nine months ended
	September 30,
	2017	2016
	in millions
Operating activities:
Liberty Global Group	$143.6	$24.2
LiLAC Group	(23.7)	0.5
Total operating activities	119.9	24.7
Investing activities:
Liberty Global Group	(0.5)	—
LiLAC Group	(2.6)	(1.7)
Total investing activities	(3.1)	(1.7)
Financing activities – Liberty Global Group	(104.3)	(39.5)
Total cash inflows (outflows):
Liberty Global Group	38.8	(15.3)
LiLAC Group	(26.3)	(1.2)
Total	$12.5	$(16.5)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At September 30, 2017, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $413.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2017, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2017:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		5.3
	$8,933.0		£5,844.3	(a) (b)	6.0
	£30.3		$50.0	(a)	2.0

UPC Holding	$2,390.0		€1,973.7		6.1
	€379.2		$425.0	(a)	6.9
	$1,000.0	CHF	922.0	(b)	6.4
	€2,415.2	CHF	2,781.0		5.4
	€418.5	CZK	11,521.8		2.8
	€488.0	HUF	138,437.5		4.3
	€851.6	PLN	3,604.5		4.0
	€225.9	RON	650.0		4.4

Unitymedia	$3,305.0		€2,562.1		6.0
	€89.4		$100.0		5.3

Telenet	$2,300.0		€2,067.6		7.4
	€520.1		$595.0	(a)	6.8

C&W	$108.3	JMD	13,817.5		5.3
	$35.4	COP	106,000.0		4.8
	£146.7		$194.3		1.5

VTR Finance	$1,400.0	CLP	951,390.0		4.6
_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At September 30, 2017, the total U.S. dollar equivalents of the notional amounts of these derivative instruments for the Virgin Media, UPC Holding and Telenet borrowing groups were $515.6 million, $447.6 million and $613.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2017. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Derivative Contracts

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media (a)	$8,745.5	4.8

UPC Holding (a)	$4,661.9	6.8

Unitymedia	$316.5	5.3

Telenet (a)	$5,410.5	6.4

C&W (a)	$2,925.0	6.6

Liberty Puerto Rico	$675.0	3.5

_______________

(a)	Includes forward-starting derivative instruments.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2017:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media (a)	$7,958.6	0.6

UPC Holding (a)	$4,300.0	0.8

Unitymedia	$855.0	1.0

Telenet (a)	$4,100.0	0.8

C&W (a)	$2,925.0	0.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2017, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $603.7 million and $669.8 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase (decrease) to borrowing costs at September 30, 2017 (a)

Liberty Global Group borrowing groups	0.03%
Virgin Media	0.09%
Telenet	0.04%
Unitymedia	(0.53)%
UPC Holding	0.69%
LiLAC Group borrowing groups	0.39%
C&W	0.62%
VTR Finance	(0.52)%
Liberty Puerto Rico	0.75%

_______________

(a)	Represents the effect of derivative instruments in effect at September 30, 2017 and does not include forward-starting derivative instruments.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2017, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $1,469.1 million.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(6)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the Sumitomo Share Loan. The reported fair values of these investments and instruments as of September 30, 2017 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. In the case of the investments that we account for using the fair value method, the values we realize upon disposition will be dependent upon, among other factors, market conditions and the forecasted financial performance of the investees at the time of any such disposition. With respect to our derivative and certain debt instruments, we expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships and cable television franchise rights are primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology for customer relationship intangibles requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. The excess earnings methodology for cable television franchise rights requires us to measure the cash flows associated with our right to solicit and service potential customers, and the right to deploy and market new services in the service areas covered by currently held franchise agreements, considering expectations on future customer additions and other factors similar to those used in valuing customer relationships. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The nonrecurring valuations associated with acquisition accounting use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2017, we finalized the acquisition accounting associated with the C&W Acquisition. The weighted average discount rates used in the final valuation of the customer relationships acquired as a result of the C&W Acquisition ranged from 9.0% to 12.0%.

In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment. The effects of the hurricanes were deemed to constitute triggering events with respect to the need to assess certain assets for impairment. Nonrecurring valuations were performed in connection with these impairment assessments, most notably to measure the fair value of Liberty Puerto Rico and certain reporting units within C&W for purposes of assessing goodwill impairments, and to measure the fair value of Liberty Puerto Rico’s cable television franchise rights. The nonrecurring valuations for impairment assessments used significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We used discount rates of 8% and 10% in the valuation of Liberty Puerto Rico and certain reporting units within C&W, respectively, while a discount rate of 9% was used in the valuation of Liberty Puerto Rico’s cable television franchise rights. The valuations of Liberty Puerto Rico and certain reporting units within C&W used projected cash flows that

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

reflected the significant risks and uncertainties associated with our recovery from Hurricanes Irma and Maria, including variables such as (i) the length of time it will take to restore the power and transmission systems, particularly in Puerto Rico, (ii) the number of people that will leave these islands for an extended period or permanently and the associated impact on customer churn and (iii) the amount of potential insurance recoveries. For additional information regarding the impairment charges related to the hurricanes, see note 7.
For additional information concerning our fair value measurements, see note 8 to the consolidated financial statements included in our 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2017 using:
Description	September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,730.6	$—	$1,730.6	$—
Equity-related derivative instruments	567.2	—	—	567.2
Foreign currency forward and option contracts	19.3	—	19.3	—
Other	0.7	—	0.7	—
Total derivative instruments	2,317.8	—	1,750.6	567.2
Investments	2,160.8	1,751.7	—	409.1
Total assets	$4,478.6	$1,751.7	$1,750.6	$976.3

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,554.3	$—	$1,542.2	$12.1
Equity-related derivative instruments	10.7	—	—	10.7
Foreign currency forward and option contracts	23.0	—	23.0	—
Total derivative liabilities	1,588.0	—	1,565.2	22.8
Debt	795.9	394.0	401.9	—
Total liabilities	$2,383.9	$394.0	$1,967.1	$22.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net asset (liability) at January 1, 2017	$374.8	$(10.7)	$515.4	$879.5
Gains included in net loss (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(1.4)	90.1	88.7
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	12.7	—	—	12.7
Partial settlement of Sumitomo Collar (b)	—	—	(51.0)	(51.0)
Additions	37.1	—	—	37.1
Foreign currency translation adjustments, dividends and other, net	(15.5)	—	2.0	(13.5)
Balance of net asset (liability) at September 30, 2017	$409.1	$(12.1)	$556.5	$953.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2017.

(b)	For additional information regarding the partial settlement of the Sumitomo Collar, see note 5.

(7)    Long-lived Assets

Impairment Charges Associated with Hurricanes

In September 2017, certain of our operations in the Caribbean were severely impacted by Hurricanes Irma and Maria, with the most extensive damage occurring in Puerto Rico and certain of C&W’s markets. Based on our initial estimates of the impacts on our operations from these hurricanes, we recorded impairment charges to reduce the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets during the third quarter of 2017, as set forth in the table below. These impairment charges are based on our assessments of currently available information and, accordingly, it is possible that further impairment charges will be required as additional information becomes available regarding the impacts of the hurricanes on our networks and the macro-economic, competitive and demographic trends within the impacted markets.

	C&W	Liberty Puerto Rico	LiLAC Group - Corporate and other	Total
	in millions

Goodwill (a)	$117.3	$—	$120.9	$238.2
Property and equipment (b)	18.3	42.0	—	60.3
Other indefinite-lived intangible assets (c)	—	44.1	—	44.1
Total	$135.6	$86.1	$120.9	$342.6
_______________

(a)
We have concluded that the goodwill impairment charges were necessary to reduce the carrying values of Liberty Puerto Rico and certain C&W reporting units to their respective estimated fair values at September 30, 2017.

(b)	Amounts represent estimated impairments recorded in order to write-off the net carrying amount of certain property and equipment that was damaged beyond repair.

(c)	We concluded that an impairment charge was necessary to reduce the carrying value of Liberty Puerto Rico’s cable television franchise rights to their estimated fair value at September 30, 2017.

For additional information regarding the impacts of the hurricanes and the fair value methods and related assumptions used in our impairment assessments, see note 6. For information regarding the impact of the hurricanes on our debt, see note 8.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2017	December 31, 2016
	in millions
Distribution systems:
Liberty Global Group	$25,032.4	$21,249.9
LiLAC Group	3,728.7	3,522.0
Total	28,761.1	24,771.9
Customer premises equipment:
Liberty Global Group	6,047.7	4,829.9
LiLAC Group	1,315.7	1,205.4
Total	7,363.4	6,035.3
Support equipment, buildings and land:
Liberty Global Group	5,407.3	4,385.5
LiLAC Group	1,238.4	954.8
Total	6,645.7	5,340.3
Total property and equipment, gross:
Liberty Global Group	36,487.4	30,465.3
LiLAC Group	6,282.8	5,682.2
Total	42,770.2	36,147.5
Accumulated depreciation:
Liberty Global Group	(16,989.0)	(13,216.0)
LiLAC Group	(2,230.5)	(1,821.3)
Total	(19,219.5)	(15,037.3)
Total property and equipment, net:
Liberty Global Group	19,498.4	17,249.3
LiLAC Group	4,052.3	3,860.9
Total	$23,550.7	$21,110.2

During the nine months ended September 30, 2017 and 2016, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,981.3 million and $1,439.3 million, respectively, which exclude related VAT of $311.1 million and $193.4 million, respectively, that were also financed by our vendors under these arrangements. In addition, during the nine months ended September 30, 2017 and 2016, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $139.5 million and $78.0 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2017 are set forth below:

	January 1, 2017	Acquisitions and related adjustments	Foreign currency translation adjustments	Impairments (a)	September 30, 2017
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$7,412.3	$2.3	$639.1	$—	$8,053.7
Belgium	2,032.7	360.1	262.9	—	2,655.7
Germany	3,013.2	—	358.8	—	3,372.0
Switzerland/Austria	3,443.4	—	214.7	—	3,658.1
Total Western Europe	15,901.6	362.4	1,475.5	—	17,739.5
Central and Eastern Europe	1,144.4	0.9	159.6	—	1,304.9
Total European Division	17,046.0	363.3	1,635.1	—	19,044.4
Corporate and other	17.7	—	—	—	17.7
Total Liberty Global Group	17,063.7	363.3	1,635.1	—	19,062.1
LiLAC Group:
LiLAC Division:
C&W	5,506.1	(182.5)	(53.1)	(117.3)	5,153.2
Chile	397.9	—	19.6	—	417.5
Puerto Rico	277.7	—	—	—	277.7
Total LiLAC Division	6,181.7	(182.5)	(33.5)	(117.3)	5,848.4
Corporate and other (b)	120.9	—	—	(120.9)	—
Total LiLAC Group	6,302.6	(182.5)	(33.5)	(238.2)	5,848.4
Total	$23,366.3	$180.8	$1,601.6	$(238.2)	$24,910.5

_______________

(a)
Amounts represent impairment charges that were recorded during the third quarter of 2017 based on our preliminary assessments of the impacts of Hurricanes Irma and Maria. For additional information regarding the impacts of Hurricanes Irma and Maria and the fair value method and related assumptions used in our impairment assessment, see above and note 6.

(b)	Represents goodwill that was allocated to our Puerto Rico segment for purposes of our impairment tests.

Based on the results of our most recent goodwill impairment tests, declines in the fair value of Liberty Puerto Rico and certain reporting units within C&W resulted in goodwill impairment charges during the third quarter of 2017. Additionally, if among other factors, (i) the equity values of the LiLAC Group were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause Liberty Puerto Rico’s or C&W’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of the goodwill, cable television franchise rights and, to a lesser extent, other long-lived assets of these entities. Additionally, as discussed above, further impairment charges could be recorded with respect to Liberty Puerto Rico or certain reporting units within C&W as more information becomes available regarding the impacts of Hurricanes Irma and Maria. Any such impairment charges could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	September 30, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships:
Liberty Global Group	$4,828.2	$(3,063.1)	$1,765.1	$5,499.4	$(3,404.5)	$2,094.9
LiLAC Group	1,406.3	(239.1)	1,167.2	1,303.3	(160.1)	1,143.2
Total	6,234.5	(3,302.2)	2,932.3	6,802.7	(3,564.6)	3,238.1
Other:
Liberty Global Group	536.9	(214.7)	322.2	478.3	(150.0)	328.3
LiLAC Group	73.4	(13.6)	59.8	99.0	(7.7)	91.3
Total	610.3	(228.3)	382.0	577.3	(157.7)	419.6
Total intangible assets subject to amortization, net:
Liberty Global Group	5,365.1	(3,277.8)	2,087.3	5,977.7	(3,554.5)	2,423.2
LiLAC Group	1,479.7	(252.7)	1,227.0	1,402.3	(167.8)	1,234.5
Total	$6,844.8	$(3,530.5)	$3,314.3	$7,380.0	$(3,722.3)	$3,657.7

Other Indefinite-lived Intangible Assets

Our other indefinite-lived intangible assets are included in other assets, net, in our condensed consolidated balance sheets. At September 30, 2017 and December 31, 2016, our other indefinite-lived intangible assets aggregated $567.3 million and $610.3 million, respectively, including $540.0 million and $584.1 million, respectively, related to the cable television franchise rights of Liberty Puerto Rico.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(8)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2017					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
		in millions
Liberty Global Group:
VM Notes	5.54%	—	$—	$10,070.2	$9,311.0	$9,510.2	$9,041.0
VM Credit Facilities	4.12%	(d)	904.1	5,231.6	4,531.5	5,192.4	4,505.5
Unitymedia Notes	4.92%	—	—	7,555.5	7,679.7	7,152.6	7,419.3
Unitymedia Credit Facilities	3.49%	€500.0	590.2	853.7	—	855.0	—
UPCB SPE Notes	4.51%	—	—	2,637.9	1,783.7	2,556.4	1,772.8
UPC Holding Bank Facility	3.98%	€990.1	1,168.7	2,160.3	2,811.9	2,150.0	2,782.8
UPC Holding Senior Notes	5.44%	—	—	1,663.4	1,569.8	1,641.7	1,451.5
Telenet Credit Facility (e)	3.57%	€425.0	501.7	3,945.2	3,210.0	3,927.9	3,187.5
Telenet SPE Notes	5.48%	—	—	1,011.4	1,383.9	920.6	1,297.3
Vendor financing (f)	3.53%	—	—	3,230.6	2,284.5	3,230.6	2,284.5
ITV Collar Loan	0.71%	—	—	1,425.7	1,323.7	1,449.8	1,336.2
Derivative-related debt instruments (g)	3.34%	—	—	814.8	450.7	780.1	426.3
Sumitomo Share Loan (h)	1.00%	—	—	394.0	215.5	394.0	215.5
Sumitomo Collar Loan	1.88%	—	—	340.0	499.7	337.6	488.2
Other (i)	5.59%	—	—	398.5	343.2	403.3	349.0
Total Liberty Global Group	4.41%		3,164.7	41,732.8	37,398.8	40,502.2	36,557.4
LiLAC Group:
C&W Credit Facilities (j)(k)	4.60%	$696.5	696.5	2,234.0	1,427.9	2,251.1	1,411.9
C&W Notes (k)	7.08%	—	—	1,753.2	2,319.6	1,646.5	2,181.1
VTR Finance Senior Secured Notes	6.88%	—	—	1,486.0	1,463.9	1,400.0	1,400.0
VTR Credit Facility	—	(l)	228.9	—	—	—	—
LPR Bank Facility (k)	5.12%	$40.0	40.0	904.7	935.2	942.5	942.5
Vendor financing (f)	4.39%	—	—	107.4	48.9	107.4	48.9
Total LiLAC Group	5.82%		965.4	6,485.3	6,195.5	6,347.5	5,984.4
Total debt before premiums, discounts and deferred financing costs	4.60%		$4,130.1	$48,218.1	$43,594.3	$46,849.7	$42,541.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

The following table provides a reconciliation of total debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	September 30, 2017	December 31, 2016
	in millions

Total debt before premiums, discounts and deferred financing costs	$46,849.7	$42,541.8
Premiums, discounts and deferred financing costs, net	(270.5)	(225.9)
Total carrying amount of debt	46,579.2	42,315.9
Capital lease obligations (m)	1,416.5	1,242.8
Total debt and capital lease obligations	47,995.7	43,558.7
Current maturities of debt and capital lease obligations	(4,268.7)	(2,775.1)
Long-term debt and capital lease obligations	$43,727.0	$40,783.6

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2017 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of financing costs, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.71% (including 4.47% for the Liberty Global Group and 6.28% for the LiLAC Group) at September 30, 2017. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2017 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2017, based on the applicable leverage-based restricted payment tests and leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table we present (i) for each subsidiary where the ability to borrow is limited, the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below assume no changes from September 30, 2017 borrowing levels and are based on the applicable leverage-based restricted payment tests and covenant and other limitations in effect for each borrowing group at September 30, 2017, both before and after considering the impact of the completion of the September 30, 2017 compliance requirements. For information regarding certain refinancing transactions completed subsequent to September 30, 2017 that could have an impact on unused borrowing capacity and/or the availability to be borrowed, loaned or distributed, see note 16.

	Limitation on availability
	September 30, 2017		Upon completion of relevant September 30, 2017 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
VM Credit Facilities (d)	£500.0	$669.7	£626.6	$839.3
UPC Holding Bank Facility	€933.7	$1,102.1	€990.1	$1,168.7

Limitation on availability to be loaned or distributed by:
Unitymedia	€174.1	$205.5	€317.1	$374.3
C&W	$607.6	$607.6	$696.5	$696.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
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

(d)	Unused borrowing capacity under the VM Credit Facilities relates to a multi-currency revolving facility with maximum borrowing capacity equivalent to £675.0 million ($904.1 million).

(e)
In connection with the June 19, 2017 closing of the SFR BeLux Acquisition, Telenet borrowed (i) the full €120.0 million ($141.6 million) amount under Telenet Facility Z and (ii) €90.0 million ($106.2 million) of the total €400.0 million ($472.1 million) amount under Telenet Facility AG. At September 30, 2017, the outstanding balances under Telenet Facility Z and Telenet Facility AG were €45.0 million ($53.1 million) and nil, respectively. For further information regarding the SFR BeLux Acquisition, see note 3.

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

(g)
Represents amounts associated with certain derivative-related borrowing instruments, including $401.9 million and $128.9 million, respectively, that are carried at fair value. For information regarding fair value hierarchies, see note 6.

(h)	The Sumitomo Share Loan is carried at fair value. For further information, see note 5.

(i)	Amounts include $147.3 million and $116.0 million, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(j)
At September 30, 2017, the principal amount includes $50.0 million under the C&W Revolving Credit Facility, which was borrowed to fund a portion of the contribution to the CWSF (as defined in note 14). For additional information, see note 14.

(k)
As discussed in note 6, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to the homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment. The operations of Liberty Puerto Rico support the debt outstanding under the LPR Bank Facility and our operations in the impacted C&W markets, together with certain other C&W operations, support the debt outstanding under the C&W Notes and the C&W Credit Facilities. We expect that the effects of the hurricanes will not impact our ability to comply with the terms of the C&W Notes and the C&W Credit Facilities. We also expect to fully comply with the terms of the LPR Bank Facility as of September 30, 2017 and, accordingly, we continue to classify this debt as a long-term obligation in our September 30, 2017 condensed consolidated balance sheet. However, we expect that our ability to comply with the leverage covenants under the LPR Bank Facility in future periods will be impacted by the challenging circumstances we are experiencing as a result of the damage caused by the hurricanes in Puerto Rico, where only a small portion of Liberty Puerto Rico’s customers currently are receiving service. In this regard, we expect that Liberty Puerto Rico’s results for the fourth quarter of 2017 will fall short of what is required to meet the December 31, 2017 leverage covenants under the LPR Bank Facility. Further shortfalls are possible during 2018. Under the LPR Bank Facility, we have the ability to cure the financial covenants up to five times during the life of the LPR Bank Facility, with no more than two cures to be exercised during any period of four consecutive quarters. The financial covenants can be cured with either equity contributions or loans in an amount up to, but not exceeding, the amount required to comply with the applicable covenant. We also have the ability under the LPR Bank Facility to adjust for, among other items, certain impacts of one-off events such as the hurricanes and certain expected and actual insurance proceeds. If we are unable to meet the leverage covenants of the LPR Bank Facility in any particular quarter and we are unable to cure such shortfall or are not otherwise able to obtain relief from the lenders, we would be in default under the LPR Bank Facility. Any such default would not trigger any cross defaults at other Liberty Global borrowings groups. Although we intend to cure any covenant shortfalls to the extent permitted by the LPR Bank Facility and to work with Liberty Puerto Rico’s lenders to avoid a default, we have not yet concluded on a course of action given that our assessment of the ultimate impacts of the hurricanes on Liberty Puerto

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Rico’s business is in the early stages. Any failure to remain in compliance with the terms of the LPR Bank Facility could have a material adverse impact on Liberty Puerto Rico’s business, liquidity and results of operations. Subsequent to September 30, 2017, Liberty Puerto Rico borrowed in full the $40.0 million revolving credit facility under the LPR Bank Facility.

(l)
The VTR Credit Facility is a senior secured credit facility that comprises a $160.0 million revolving credit facility and a CLP 44.0 billion ($68.9 million) revolving credit facility, each of which were undrawn at September 30, 2017.

(m)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	September 30, 2017	December 31, 2016
	in millions
Liberty Global Group:
Unitymedia	$715.1	$657.0
Telenet	437.9	374.0
Virgin Media	78.3	91.2
Other subsidiaries	166.4	98.9
Total Liberty Global Group	1,397.7	1,221.1
LiLAC Group:
C&W	18.0	20.8
VTR	0.8	0.7
Liberty Puerto Rico	—	0.2
Total LiLAC Group	18.8	21.7
Total capital lease obligations	$1,416.5	$1,242.8

Refinancing Transactions - General Information

At September 30, 2017, most of our outstanding debt had been incurred by one of our seven primary subsidiary "borrowing groups." References to these primary borrowing groups, which comprise Virgin Media, Unitymedia, UPC Holding, Telenet, C&W, VTR Finance and Liberty Puerto Rico, include their respective restricted parent and subsidiary entities. We have completed various refinancing transactions during the first nine months of 2017. Unless otherwise noted, the terms and conditions of the new notes and credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt, see note 10 to the consolidated financial statements included in our 10-K.

Virgin Media Refinancing Transactions

In January 2017, Virgin Media issued £675.0 million ($904.1 million) principal amount of 5.0% senior secured notes due April 15, 2027 (the April 2027 VM Senior Secured Notes). The net proceeds from the April 2027 VM Senior Secured Notes were used to redeem in full the £640.0 million ($857.2 million) outstanding principal amount under the April 2021 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment, net, of $39.9 million. This loss includes (i) the payment of $32.6 million of redemption premium and (ii) the write-off of $7.3 million of unamortized discount and deferred financing costs.

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
September 30, 2017
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

In February 2017, Virgin Media entered into a new £865.0 million ($1,158.6 million) term loan facility (VM Facility J). VM Facility J matures on January 31, 2026, bears interest at a rate of LIBOR + 3.50% and is subject to a LIBOR floor of 0.0%. The net proceeds from VM Facility J were used to prepay in full the £849.4 million ($1,137.7 million) outstanding principal amount under VM Facility E. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment, net, of $2.4 million related to unamortized discount and deferred financing costs.

In February 2017, Virgin Media launched an offer (the Exchange Offer) to exchange the January 2021 VM Sterling Senior Secured Notes for new senior secured notes due January 15, 2025 (the 2025 VM Sterling Senior Secured Notes). The Exchange Offer was consummated on March 21, 2017 and £521.3 million ($698.2 million) aggregate principal amount of the January 2021 VM Sterling Senior Secured Notes was exchanged for £521.3 million aggregate principal amount of the 2025 VM Sterling Senior Secured Notes. Interest on the 2025 VM Sterling Senior Secured Notes will initially accrue at a rate of 6.0% up to January 15, 2021 and at a rate of 11.0% thereafter. The January 2021 VM Sterling Senior Secured Notes were exchanged for the 2025 VM Sterling Senior Secured Notes in a non-cash transaction, other than the payment of accrued and unpaid interest on the exchanged January 2021 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a gain on debt modification and extinguishment, net, of $5.7 million. This gain includes (i) the write-off of $7.0 million of unamortized premium and (ii) the payment of $1.3 million of third-party costs.

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

In September 2017, borrowings under the VM Financing Facility were increased by £459.0 million ($614.8 million) as a result of additional loans from Virgin Media Receivables Financing Notes I Designated Activity Company, a third-party special purpose financing entity that is not consolidated by Virgin Media or Liberty Global

Unitymedia Refinancing Transactions

In June 2017, Unitymedia entered into a new $855.0 million term loan facility (UM Facility B). UM Facility B was issued at 99.75% of par, matures on September 30, 2025, bears interest at a rate of LIBOR + 2.25% and is subject to a LIBOR floor of 0.0%. The $240.0 million of net proceeds from UM Facility B that were drawn in June 2017, together with existing cash, were used to (i) redeem 10% of the original principal amount of each of the following series of notes: (a) the January 2023 UM Dollar Senior

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Secured Notes and (b) the April 2023 UM Senior Secured Notes and (ii) redeem 10% of the outstanding principal amount of each of the following series of notes: (1) the January 2023 5.75% UM Euro Senior Secured Notes and (2) the January 2023 5.125% UM Euro Senior Secured Notes. In connection with these transactions, Unitymedia recognized a loss on debt modification and extinguishment, net, of $8.2 million. This loss includes (I) the payment of $6.9 million of redemption premium and (II) the write-off of $1.3 million of unamortized discounts and deferred financing costs.

In September 2017, Unitymedia borrowed the remaining $615.0 million under UM Facility B. The net proceeds from the September 2017 borrowing under UM Facility B, together with existing cash, were used to redeem in full the €526.5 million ($621.5 million) outstanding principal amount of the 2022 UM Senior Secured Notes. In connection with these transactions, Unitymedia recognized a loss on debt modification and extinguishment, net, of $22.6 million. This loss includes (i) the payment of $17.3 million of redemption premium and (ii) the write-off of $5.3 million of unamortized discounts and deferred financing costs.

For information regarding a refinancing transaction completed by Unitymedia subsequent to September 30, 2017, see note 16.
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

In June 2017, UPCB Finance VII Limited (UPCB Finance VII) issued €600.0 million ($708.2 million) principal amount of 3.625% senior secured notes due June 15, 2029 (the UPCB Finance VII Notes). UPCB Finance VII is a special purpose financing entity, which is 100% owned by a third party, created for the primary purpose of facilitating the offering of senior secured notes, for which UPC Holding is the primary beneficiary. As such, UPC Holding and Liberty Global are required to consolidate UPCB Finance VII. UPCB Finance VII used the proceeds to fund UPC Facility AQ, an additional facility under the UPC Holding Bank Facility, with a subsidiary of UPC Holding as the borrower. The call provisions, maturity and applicable interest rate for UPC Facility AQ are the same as those for the UPCB Finance VII Notes.

The net proceeds from UPC Facility AQ were used, together with existing cash, to prepay in full the €600 million ($708.2 million) outstanding principal amount under UPC Facility AO. In connection with these transactions, UPC Holding recognized a loss on debt modification and extinguishment, net, of $5.4 million related to unamortized discount and deferred financing costs.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

In June 2017, UPC Holding issued €635.0 million ($749.5 million) principal amount of 3.875% senior notes due June 15, 2029 (the UPC Holding 3.875% Senior Notes). The net proceeds from the UPC Holding 3.875% Senior Notes were held in escrow as cash collateral at June 30, 2017, and subsequently released in a non-cash transaction to redeem in full the €600.0 million ($708.2 million) outstanding principal of the UPC Holding 6.375% Senior Notes. In connection with these transactions, UPC Holding recognized a loss on debt modification and extinguishment, net, of $37.7 million. This loss includes (i) the payment of $30.7 million of redemption premium and (ii) the write-off of $7.0 million of unamortized discounts and deferred financing costs.

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

For information regarding refinancing transactions completed by UPC Holding subsequent to September 30, 2017, see note 16.
Telenet Refinancing Transactions

In April 2017, Telenet entered into (i) a €1,330.0 million ($1,569.9 million) term loan facility (Telenet Facility AH), which was issued at 99.75% of par, matures on March 31, 2026, bears interest at a rate of EURIBOR + 3.00% and is subject to a EURIBOR floor of 0.0%, and (ii) a $1,800.0 million term loan facility (Telenet Facility AI), which was issued at 99.75% of par, matures on June 30, 2025, bears interest at a rate of LIBOR + 2.75% and is subject to a LIBOR floor of 0.0%. The net proceeds from Telenet Facility AH and Telenet Facility AI were used to prepay in full (a) the €1,600.0 million ($1,888.6 million) outstanding principal amount under Telenet Facility AE and (b) the $1,500.0 million outstanding principal amount under Telenet Facility AF. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, net, of $22.1 million related to unamortized discounts and deferred financing costs.

In May 2017, commitments under Telenet Facility AI were increased by $500.0 million (the Telenet Facility AI Add-on). The Telenet Facility AI Add-on was issued at 100% of par with the same maturity and interest rate as Telenet Facility AI. The proceeds from the Telenet Facility AI Add-on were used to prepay in full the €450.0 million ($531.2 million) outstanding principal amount under Telenet Facility U, together with accrued and unpaid interest and the related prepayment premium, to Telenet Finance V Luxembourg S.C.A (Telenet Finance V) and, in turn, Telenet Finance V used such proceeds to redeem in full the €450.0 million outstanding principal amount of its 6.25% senior secured notes. Telenet Finance V is a special purpose financing entity, which is 100% owned by a third party, created for the primary purpose of facilitating the offering of senior secured notes, for which Telenet is the primary beneficiary. As such, Telenet and Liberty Global are required to consolidate Telenet Finance V. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, net, of $27.7 million. This loss includes (i) the payment of $21.5 million of redemption premium and (ii) the write-off of $6.2 million of unamortized discount and deferred financing costs.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

C&W Refinancing Transactions

In May 2017, C&W entered into a new $1,125.0 million term loan facility (the C&W Term Loan B-3 Facility). The C&W Term Loan B-3 Facility was issued at 99.5% of par, matures on January 31, 2025, bears interest at a rate of LIBOR + 3.50% and is subject to a LIBOR floor of 0.0%. The net proceeds from the C&W Term Loan B-3 Facility were used to prepay in full the $1,100.0 million outstanding principal amount under the C&W Term Loans. In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $24.9 million. This loss includes (i) the write-off of $22.7 million of unamortized discount and deferred financing costs and (ii) the payment of $2.2 million of third-party costs.

In July 2017, the commitments under the C&W Term Loan B-3 Facility were increased by $700.0 million (the C&W Term Loan B-3 Facility Add-on). The C&W Term Loan B-3 Facility Add-on was issued at 99.5% of par with the same maturity and interest rate as the C&W Term Loan B-3 Facility.

In August 2017, C&W Senior Financing Designated Activity Company (C&W Senior Financing) issued $700.0 million principal amount of 6.875% senior notes due September 15, 2027 (the 2027 C&W Senior Notes). C&W Senior Financing, which was created for the primary purpose of facilitating the offering of the 2027 C&W Senior Notes, is a special purpose financing entity that is 100% owned by a third-party.
C&W Senior Financing used the proceeds from the 2027 C&W Senior Notes to fund a new term loan (the C&W Financing Loan) under the C&W Credit Facilities, with a subsidiary of C&W as the borrower and certain other C&W subsidiaries as guarantors. The call provisions, maturity and applicable interest rate for the C&W Financing Loan are the same as those for the 2027 C&W Senior Notes. C&W Senior Financing’s obligations under the 2027 C&W Senior Notes are secured by interests over (i) certain of C&W Senior Financing’s bank accounts and (ii) C&W Senior Financing’s rights under the C&W Financing Loan. C&W Senior Financing is prohibited from incurring any additional indebtedness, subject to certain exceptions under the applicable indenture. C&W Senior Financing is dependent upon payments from C&W in order to service its payment obligations under the 2027 C&W Senior Notes.
The C&W Financing Loan creates a variable interest in C&W Senior Financing for which C&W is the primary beneficiary. As a result, C&W and Liberty Global are required to consolidate C&W Senior Financing and, accordingly, the C&W Financing Loan is eliminated in our consolidated financial statements.
Subject to the circumstances described below, the 2027 C&W Senior Notes are non-callable until September 15, 2022. At any time prior to September 15, 2022, C&W Senior Financing may redeem some or all of the 2027 C&W Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to September 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.
C&W Senior Financing may redeem some or all of the 2027 C&W Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing September 15:
2022	103.438%
2023	101.719%
2024	100.859%
2025 and thereafter	100.000%

The net proceeds from the C&W Term Loan B-3 Facility Add-on and the C&W Financing Loan were used (i) to redeem in full the $1,250.0 million outstanding principal amount of the Columbus Senior Notes and (ii) for general corporate purposes. In connection with these transactions, C&W recognized a loss on debt modification and extinguishment, net, of $25.8 million. This loss includes (a) the payment of $85.1 million of redemption premium and (b) the write-off of $59.3 million of unamortized premium.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of September 30, 2017 are presented below (U.S. dollar equivalents based on September 30, 2017 exchange rates) for the named entity and its subsidiaries, unless otherwise noted:

Debt:

	Liberty Global Group
	Virgin Media	Unitymedia	UPC Holding (a)	Telenet (b)	Other	Total Liberty Global Group
	in millions
Year ending December 31:
2017 (remainder of year)	$683.3	$98.8	$303.1	$105.7	$196.1	$1,387.0
2018	1,583.8	252.1	619.2	187.9	202.7	2,845.7
2019	117.1	8.5	2.2	20.1	36.9	184.8
2020	83.6	8.1	5.4	13.4	202.5	313.0
2021	1,353.1	7.6	11.3	11.8	1,384.4	2,768.2
2022	385.1	7.2	4.5	12.1	322.1	731.0
Thereafter	12,652.2	8,389.4	6,349.7	4,881.2	—	32,272.5
Total debt maturities	16,858.2	8,771.7	7,295.4	5,232.2	2,344.7	40,502.2
Premiums, discounts and deferred financing costs, net	(86.3)	(49.9)	(43.0)	(32.2)	(30.9)	(242.3)
Total debt	$16,771.9	$8,721.8	$7,252.4	$5,200.0	$2,313.8	$40,259.9
Current portion	$2,266.6	$350.9	$921.7	$284.7	$57.9	$3,881.8
Noncurrent portion	$14,505.3	$8,370.9	$6,330.7	$4,915.3	$2,255.9	$36,378.1

		LiLAC Group
	Total Liberty Global Group	C&W (c)	VTR	Liberty Puerto Rico	Total LiLAC Group	Total Liberty Global
	in millions
Year ending December 31:
2017 (remainder of year)	$1,387.0	$98.7	$7.3	$—	$106.0	$1,493.0
2018	2,845.7	79.1	79.9	—	159.0	3,004.7
2019	184.8	243.9	—	—	243.9	428.7
2020	313.0	39.3	—	—	39.3	352.3
2021	2,768.2	135.0	—	—	135.0	2,903.2
2022	731.0	775.1	—	850.0	1,625.1	2,356.1
Thereafter	32,272.5	2,546.7	1,400.0	92.5	4,039.2	36,311.7
Total debt maturities	40,502.2	3,917.8	1,487.2	942.5	6,347.5	46,849.7
Premiums, discounts and deferred financing costs, net	(242.3)	6.4	(22.7)	(11.9)	(28.2)	(270.5)
Total debt	$40,259.9	$3,924.2	$1,464.5	$930.6	$6,319.3	$46,579.2
Current portion	$3,881.8	$160.2	$87.2	$—	$247.4	$4,129.2
Noncurrent portion	$36,378.1	$3,764.0	$1,377.3	$930.6	$6,071.9	$42,450.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

(c)	Amounts include certain senior notes issued by special purpose financing entities that are consolidated by C&W and Liberty Global.

Capital lease obligations:

	Liberty Global Group
	Unitymedia	Telenet	Virgin Media	Other	Total Liberty Global Group	Total LiLAC Group	Total
	in millions
Year ending December 31:
2017 (remainder of year)	$22.0	$22.1	$7.4	$12.8	$64.3	$7.0	$71.3
2018	87.8	75.5	17.9	38.4	219.6	7.5	227.1
2019	87.3	66.3	9.4	32.0	195.0	3.8	198.8
2020	86.9	62.8	6.4	26.1	182.2	1.2	183.4
2021	86.7	60.6	6.2	21.6	175.1	0.1	175.2
2022	86.5	62.1	7.0	16.1	171.7	—	171.7
Thereafter	682.6	233.2	179.4	50.7	1,145.9	—	1,145.9
Total principal and interest payments	1,139.8	582.6	233.7	197.7	2,153.8	19.6	2,173.4
Amounts representing interest	(424.7)	(144.7)	(155.4)	(31.3)	(756.1)	(0.8)	(756.9)
Present value of net minimum lease payments	$715.1	$437.9	$78.3	$166.4	$1,397.7	$18.8	$1,416.5
Current portion	$33.9	$52.3	$17.0	$29.6	$132.8	$6.7	$139.5
Noncurrent portion	$681.2	$385.6	$61.3	$136.8	$1,264.9	$12.1	$1,277.0

Non-cash Financing Transactions

During the nine months ended September 30, 2017 and 2016, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $7,731.2 million (excluding a $684.5 million equivalent non-cash repayment of debt from proceeds held in escrow) and $6,131.6 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(9)    Income Taxes

Income tax expense attributable to our loss before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	in millions

Computed “expected” tax benefit (a)	$136.9	$19.1	$260.7	$70.4
Change in valuation allowances (b):
Expense	(97.0)	(21.5)	(304.7)	(256.6)
Benefit	22.2	1.7	57.6	15.6
Non-deductible or non-taxable foreign currency exchange results (b):
Expense	(71.8)	(2.6)	(246.4)	(4.9)
Benefit	4.0	32.3	8.3	154.4
Non-deductible or non-taxable interest and other items (b):
Expense	(27.4)	(82.7)	(126.6)	(127.9)
Benefit	13.8	12.5	37.8	34.4
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b):
Expense	(31.4)	(15.3)	(59.4)	(112.4)
Benefit	(0.4)	18.7	2.2	37.5
Goodwill impairment	(43.5)	—	(43.5)	—
International rate differences (b) (c):
Benefit	57.0	47.8	136.0	124.8
Expense	(46.3)	(22.2)	(92.9)	(45.2)
Enacted tax law and rate change	1.9	(135.4)	18.3	(140.6)
Recognition of previously unrecognized tax benefits	4.9	14.5	13.8	32.4
Foreign taxes	2.7	(12.5)	(10.6)	(22.9)
Tax effect of intercompany financing	0.9	40.6	(5.5)	125.7
Other, net	5.7	(4.5)	10.6	(1.3)
Total income tax expense	$(67.8)	$(109.5)	$(344.3)	$(116.6)
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

At September 30, 2017, our unrecognized tax benefits of $589.9 million included $537.9 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2017. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Austria, Chile, Germany, the Netherlands, Panama, Trinidad and Tobago, the U.S. and certain other jurisdictions within Latin America and the Caribbean. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. In Chile, adjustments received from the tax authorities for the tax years 2011, 2012 and 2013 are in dispute. We have appealed the adjustments related to the 2011 and 2012 tax years to the Chilean tax court and intend to file an appeal for the 2013 tax year. Also in Chile, we recorded an income tax receivable in connection with the expected utilization of certain net operating loss carryforwards upon the completion of a merger transaction of two indirect subsidiaries of Liberty Global. We are engaged in an ongoing examination by tax authorities in Chile in connection with this receivable and were notified during the third quarter of 2016 that approximately 48% of our claim has been agreed by the tax authorities. This refund was received during the second quarter of 2017. We are pursuing the payment of the remaining portion of this receivable through all available methods. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(10)    Equity

A summary of the changes in our share capital during the nine months ended September 30, 2017 is set forth in the table below:

	Liberty Global Shares				LiLAC Shares
	Class A	Class B	Class C	Total	Class A	Class B	Class C	Total
	in millions
Balance at January 1, 2017	$2.5	$0.1	$6.3	$8.9	$0.5	$—	$1.2	$1.7
Repurchase and cancellation of Liberty Global ordinary shares	(0.3)	—	(0.4)	(0.7)	—	—	—	—
Balance at September 30, 2017	$2.2	$0.1	$5.9	$8.2	$0.5	$—	$1.2	$1.7

The following table provides details of our share repurchases during the nine months ended September 30, 2017:

	Class A ordinary shares		Class C ordinary shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions

Liberty Global Shares	32,697,810	$33.86	44,810,851	$33.10	$2,590.4

LiLAC Shares	2,062,233	$22.84	285,572	$22.25	$53.5

_______________

(a)
Includes direct acquisition costs, where applicable. As of September 30, 2017, the remaining amount authorized for repurchases of Liberty Global Shares and LiLAC Shares was $367.7 million and $225.5 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(11)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$(5.7)	$28.5	$19.6	$105.7
Other share-based incentive awards	28.5	28.6	88.1	86.8
Total Liberty Global	22.8	57.1	107.7	192.5
Telenet share-based incentive awards	3.4	3.6	10.9	8.2
Other	0.3	2.1	3.3	5.7
Total	$26.5	$62.8	$121.9	$206.4
Included in:
Other operating expense:
Liberty Global Group	$1.1	$0.8	$2.8	$2.4
LiLAC Group	(0.1)	0.4	0.5	0.9
Total other operating expense	1.0	1.2	3.3	3.3
SG&A expense:
Liberty Global Group	22.1	56.3	107.2	193.3
LiLAC Group	3.4	5.3	11.4	9.8
Total SG&A expense	25.5	61.6	118.6	203.1
Total	$26.5	$62.8	$121.9	$206.4
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

The following table provides the aggregate number of options, share appreciation rights (SARs) and PSARs with respect to (i) Liberty Global Shares and (ii) LiLAC Shares that were (a) outstanding and (b) exercisable as of September 30, 2017:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price

Aggregate number of Liberty Global options, SARs and PSARs:
Outstanding at September 30, 2017	15,573,819	$32.37	37,016,924	$30.20
Exercisable at September 30, 2017	9,051,140	$30.06	23,933,705	$27.87
Aggregate number of LiLAC options, SARs and PSARs:
Outstanding at September 30, 2017	2,535,326	$31.57	5,883,880	$31.55
Exercisable at September 30, 2017	1,277,144	$33.83	3,366,278	$32.91

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

The following table provides the aggregate number of restricted share units (RSUs) and PSUs with respect to (i) Liberty Global Shares and (ii) LiLAC Shares that were outstanding as of September 30, 2017:

	Class A	Class C

Aggregate number of RSUs:
Liberty Global	616,517	1,219,654
LiLAC	180,279	370,298
Aggregate number of PSUs:
Liberty Global	2,409,091	4,825,099
LiLAC	440,167	880,376

(12) Restructuring Liability

A summary of the changes in our restructuring liability during the nine months ended September 30, 2017 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2017	$77.6	$7.3	$58.7	$143.6
Restructuring charges	69.3	6.8	5.9	82.0
Cash paid	(105.0)	(3.3)	(24.2)	(132.5)
Foreign currency translation adjustments and other	5.9	0.6	3.0	9.5
Restructuring liability as of September 30, 2017	$47.8	$11.4	$43.4	$102.6

Current portion	$46.3	$6.1	$16.0	$68.4
Noncurrent portion	1.5	5.3	27.4	34.2
Total	$47.8	$11.4	$43.4	$102.6

Our restructuring charges during the nine months ended September 30, 2017 include employee severance and termination costs related to certain reorganization and integration activities of $20.6 million at C&W, $18.6 million in Germany, $14.9 million in U.K./Ireland and $8.7 million in the European Division’s central operations.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

The details of our net loss attributable to holders of Liberty Global Shares and LiLAC Shares are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	in millions
Net loss attributable to holders of:
Liberty Global Shares	$(460.4)	$(167.7)	$(1,389.9)	$(294.1)
LiLAC Shares	(331.2)	(81.8)	(396.2)	(223.1)
Net loss attributable to Liberty Global shareholders	$(791.6)	$(249.5)	$(1,786.1)	$(517.2)

Liberty Global Shares

We reported losses attributable to holders of Liberty Global Shares for the three and nine months ended September 30, 2017 and 2016. Therefore, the potentially dilutive effect at September 30, 2017 and 2016 of the following items were not included in the computation of diluted loss per share attributable to holders of Liberty Global Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, at September 30, 2016, PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of outstanding options, SARs, PSARs and RSUs of approximately 54.4 million and 51.2 million, respectively, (ii) the aggregate number of PSUs and PGUs of approximately 7.2 million and 9.3 million, respectively, and (iii) the aggregate number of shares issuable pursuant to obligations that may be settled in cash or shares of nil and approximately 3.2 million, respectively.

LiLAC Shares

We reported losses attributable to holders of LiLAC Shares for the three and nine months ended September 30, 2017 and 2016. Therefore, the potentially dilutive effect at September 30, 2017 and 2016 of the following items were not included in the computation of diluted loss per share attributable to holders of LiLAC Shares because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs and, at September 30, 2016, PGUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of approximately 9.0 million and 7.7 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSUs and PGUs of approximately 1.3 million and 1.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

(14)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2017:

	Payments due during:
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter	Total
	in millions

Network and connectivity commitments	$478.2	$516.5	$378.5	$285.2	$266.1	$74.7	$924.7	$2,923.9
Programming commitments	332.6	1,134.3	647.7	282.1	96.9	48.7	63.5	2,605.8
Purchase commitments	721.9	367.9	283.4	198.0	85.5	25.8	64.3	1,746.8
Operating leases	41.4	130.1	108.4	87.2	70.0	57.9	216.3	711.3
Other commitments	15.3	30.6	14.7	9.3	8.3	8.3	7.8	94.3
Total (a)	$1,589.4	$2,179.4	$1,432.7	$861.8	$526.8	$215.4	$1,276.6	$8,082.1

_______________

(a)	The commitments included in this table do not reflect any liabilities that are included in our September 30, 2017 condensed consolidated balance sheet.

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,638.0 million (including $1,335.7 million for the Liberty Global Group and $302.3 million for the LiLAC Group) and $1,851.5 million (including $1,609.7 million for the Liberty Global Group and $241.8 million for the LiLAC Group) during the nine months ended September 30, 2017 and 2016, respectively.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2017 and 2016, see note 5.

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

Guarantees and Other Credit Enhancements

In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. In addition, C&W has provided indemnifications of (a) up to $300.0 million in respect of any potential tax-related claims related to the disposal of C&W’s interests in certain businesses in April 2013 and (b) an unlimited amount of qualifying claims associated with the disposal of another business in May 2014. The first indemnification expires in April 2020 and the second expires in May 2020. We do not expect that either of these arrangements will require us to make material payments to the indemnified parties.

The C&W Acquisition constituted a “change of control” under a contingent funding agreement (the Contingent Funding Agreement) between C&W and the trustee of the Cable & Wireless Superannuation Fund (CWSF). Under the terms of the Contingent Funding Agreement, the change in control provided the trustee of the CWSF with the right to satisfy certain funding requirements of the CWSF through the utilization of letters of credit aggregating £100.0 million that were put in place in connection with a previous acquisition made by C&W. On June 26, 2017, the trustee of the CWSF elected to drawdown the full £100.0 million ($129.6 million at the applicable rate) available under the letters of credit, which amount was contributed to the CWSF on July 3, 2017.

Taking into account the aforementioned £100.0 million contribution and based on the triennial valuation that was completed in July 2017, no funding deficit exists with respect to the CWSF. As a result, we do not expect to make material contributions to the CWSF through April 2019.

Legal and Regulatory Proceedings and Other Contingencies

Interkabel Acquisition. On November 26, 2007, Telenet and four associations of municipalities in Belgium, which we refer to as the pure intercommunales or the “PICs,” announced a non-binding agreement-in-principle to transfer the analog and digital television activities of the PICs, including all existing subscribers to Telenet. Subsequently, Telenet and the PICs entered into a binding agreement (the 2008 PICs Agreement), which closed effective October 1, 2008. Beginning in December 2007, Proximus NV/SA (Proximus), the incumbent telecommunications operator in Belgium, instituted several proceedings seeking to block implementation of these agreements. Proximus lodged summary proceedings with the President of the Court of First Instance of Antwerp to obtain a provisional injunction preventing the PICs from effecting the agreement-in-principle and initiated a civil procedure on the merits claiming the annulment of the agreement-in-principle. In March 2008, the President of the Court of First Instance of Antwerp ruled in favor of Proximus in the summary proceedings, which ruling was overturned by the Court of Appeal of Antwerp in June 2008. Proximus brought this appeal judgment before the Cour de Cassation (the Belgian Supreme Court), which confirmed the appeal judgment in September 2010. On April 6, 2009, the Court of First Instance of Antwerp ruled in favor of the PICs and Telenet in the civil procedure on the merits, dismissing Proximus’s request for the rescission of the agreement-in-principle and the 2008 PICs Agreement. On June 12, 2009, Proximus appealed this judgment with the Court of Appeal of Antwerp. In this appeal, Proximus is now also seeking compensation for damages. While these proceedings were suspended indefinitely, other proceedings were initiated, which resulted in a ruling by the Belgian Council of State in May 2014 annulling (i) the decision of the PICs not to organize a public market consultation and (ii) the decision from the PICs’ board of directors to approve the 2008 PICs Agreement. In December 2015, Proximus resumed the civil proceedings pending with the Court of Appeal of Antwerp seeking to have the 2008 PICs Agreement annulled and claiming damages of €1.4 billion ($1.7 billion).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Telenet intends to defend itself vigorously in the resumed proceedings and does not expect an outcome before the end of 2017. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($23.6 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Deutsche Telekom Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Deutsche Telekom), an operating subsidiary of Deutsche Telekom AG, in which Unitymedia asserts that it pays excessive prices for the co-use of Deutsche Telekom’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Deutsche Telekom in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($90 million) for 2012) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action. We have appealed this decision, however, the resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

On July 7, 2017, the Belgium Regulatory Authorities published draft market review decisions for public consultation regarding the regulation of the wholesale broadband and broadcasting markets (the July 2017 Draft Market Review Decisions). The July 2017 Draft Market Review Decisions include proposals regarding the following regulatory obligations (based on "reasonable tariffs") on cable operators within their respective footprints: (i) an obligation to grant third-party operators access to digital television platforms (including the basic digital video package and analogue TV) and separately (ii) an obligation to make a bitstream offer of broadband internet access available (including fixed voice as an option). The Belgium Regulatory Authorities also propose the continuation of access regulation to Proximus for digital subscriber lines (DSL), adding access to fiber-to-the-home (FTTH) and multicast. DSL would continue to be regulated on cost orientation, while FTTH would be regulated at "reasonable tariffs". The public consultation ran until September 29, 2017, followed by a notification to the European Commission for review. If the July 2017 Draft Market Review Decisions are adopted, they will replace the July 2011 Decision. However, Telenet has serious concerns with these proposals as they would lead to regulating two broadband infrastructures, which is inconsistent with the European Single Market Strategy to stimulate further investments in broadband networks. Telenet has submitted its comments on these proposals to the public consultation.

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

Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £46.7 million ($62.6 million) as of September 30, 2017. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

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

Hungary VAT Matter. In February 2016, our direct-to-home satellite (DTH) operations in Luxembourg received a second instance decision from the Hungarian tax authorities as a result of an audit with respect to VAT payments that the Hungarian tax authorities conducted for the years 2010 through 2012. The Hungarian tax authorities assessed our DTH operations with an obligation to pay VAT for the years audited of HUF 5,413.2 million ($20.5 million), excluding interest and penalties, which could be significant. We believe that our DTH operations have operated in compliance with all applicable rules, regulations and interpretations thereof, including a binding tax ruling that we received from the Hungarian government in 2010. In October 2016 a Budapest court disagreed with the tax authorities and dismissed the assessment. On February 2, 2017, the Hungarian tax authorities appealed the Budapest court decision to the Hungarian Supreme Court and a hearing has been scheduled for November 9, 2017. No portion of this exposure has been accrued by us as the likelihood of loss is not considered to be probable.

Ziggo Acquisition Matter. On August 5, 2015, KPN N.V. appealed the European Commission’s 2014 approval of the acquisition by Liberty Global of Ziggo Holding B.V. (Ziggo). We were not a party to that case. On October 26, 2017, the E.U. General Court annulled the European Commission’s approval on procedural grounds in that it found that the European Commission had failed to adequately explain the reasons for elements of its decision. This annulment has no impact on day-to-day operations of the VodafoneZiggo JV. However, Liberty Global’s acquisition of Ziggo will need to be renotified to the European Commission for a new merger clearance. We are in the process of exploring the procedure for this with the European Commission, Vodafone and

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

the VodafoneZiggo JV. The 2014 merger clearance was based on remedies and our expectation is that these remedies will continue. However, there can be no assurance that other remedies will not be required and such remedies may have operational impact for the VodafoneZiggo JV. Our expectation is that a new merger clearance will be secured within six to 12 months following the annulment decision.

Other Regulatory Issues. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we or our affiliates operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union (E.U.) Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change, together with a similar change in Ireland, will result in significant increases in our network infrastructure charges. We estimate that the aggregate amount of these increases will be approximately £25 million ($33 million) during 2017 and will build to a maximum aggregate increase of up to £100 million ($134 million) in 2021. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

As of September 30, 2017, our reportable segments were as follows:

Consolidated:

•	European Division:

•	U.K./Ireland

•	Germany

•	Belgium

•	Switzerland/Austria

•	Central and Eastern Europe

•	LiLAC Division:

•	C&W

•	Chile

•	Puerto Rico

Nonconsolidated:

•	VodafoneZiggo JV

On December 31, 2016, we completed the VodafoneZiggo JV Transaction, whereby we contributed Ziggo Group Holding (including Ziggo Sport) to the VodafoneZiggo JV. In our segment presentation for the three and nine months ended September 30, 2016, Ziggo Group Holding is separately reported as “The Netherlands” and Ziggo Sport is included in our “Corporate and Other” category. Effective January 1, 2017, following the closing of the VodafoneZiggo JV Transaction, we have identified the VodafoneZiggo JV as a nonconsolidated reportable segment. Our investment in the VodafoneZiggo JV is attributed to the Liberty Global Group. For additional information regarding the VodafoneZiggo JV Transaction, see note 4.

All of the reportable segments set forth above derive their revenue primarily from residential and B2B communications services, including video, broadband internet and fixed-line telephony services and, with the exception of Puerto Rico, mobile services. At September 30, 2017, our operations in the European Division provided residential and B2B communications services in 12 European countries and DTH services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. The European Division’s central and other category includes (i) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (ii) intersegment eliminations within the European Division. In addition, our LiLAC Division provides residential and B2B communications services in (a) 18 countries, all but one of which are located in Latin America and the Caribbean, through C&W, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. C&W also provides (1) B2B communications services in certain other countries in Latin America and the Caribbean and (2) wholesale communications services over its sub-sea and terrestrial networks that connect over 40 markets in that region. The corporate and other category for the Liberty Global Group includes the Liberty Global Group’s corporate operations and less significant consolidated operating segments that provide programming and other services, including Ziggo Sport through December 31, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of C&W and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted OIBDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of losses of affiliates, net, in our condensed consolidated statements of operations. For additional information, see notes 1 and 4.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$1,617.1	$1,581.4	$4,687.6	$4,985.6
Belgium (a)	759.1	693.4	2,106.5	2,010.9
Germany	703.7	639.4	1,988.6	1,900.0
Switzerland/Austria	456.0	439.3	1,314.8	1,319.7
The Netherlands	—	681.8	—	2,030.4
Total Western Europe	3,535.9	4,035.3	10,097.5	12,246.6
Central and Eastern Europe	306.6	274.5	866.5	814.6
Central and other (b)	35.4	(1.9)	95.7	(5.2)
Total European Division	3,877.9	4,307.9	11,059.7	13,056.0
Corporate and other	0.8	18.0	1.7	47.8
Intersegment eliminations (c)	(0.2)	(12.8)	(0.2)	(35.4)
Total Liberty Global Group	3,878.5	4,313.1	11,061.2	13,068.4
LiLAC Group:
LiLAC Division:
C&W (d)	578.9	568.5	1,737.2	854.1
Chile	242.2	221.3	702.6	631.9
Puerto Rico	88.6	104.8	303.6	315.6
Total LiLAC Division	909.7	894.6	2,743.4	1,801.6
Intersegment eliminations	(1.6)	(0.5)	(3.5)	(0.7)
Total LiLAC Group	908.1	894.1	2,739.9	1,800.9
Intergroup eliminations	(1.2)	—	(1.2)	—
Total consolidated revenue	$4,785.4	$5,207.2	$13,799.9	$14,869.3

VodafoneZiggo JV	$1,173.6	$—	$3,353.9	$—
_______________

(a)	The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
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

(d)	The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition revenue of C&W, which was acquired on May 16, 2016.

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$721.2	$696.0	$2,079.5	$2,206.1
Belgium (a)	356.7	311.1	972.4	892.2
Germany	444.6	408.0	1,240.2	1,187.7
Switzerland/Austria	272.3	273.4	794.3	795.1
The Netherlands	—	375.5	—	1,107.5
Total Western Europe	1,794.8	2,064.0	5,086.4	6,188.6
Central and Eastern Europe	137.6	120.4	371.5	345.9
Central and other	(46.0)	(77.0)	(139.2)	(243.7)
Total European Division	1,886.4	2,107.4	5,318.7	6,290.8
Corporate and other	(50.7)	(47.4)	(145.0)	(162.6)
Total Liberty Global Group	1,835.7	2,060.0	5,173.7	6,128.2
LiLAC Group:
LiLAC Division:
C&W (b)	223.9	214.5	661.1	315.5
Chile	98.0	86.9	281.9	245.0
Puerto Rico	39.6	56.1	144.7	152.9
Total LiLAC Division	361.5	357.5	1,087.7	713.4
Corporate and other	(2.1)	(2.9)	(6.4)	(5.8)
Total LiLAC Group	359.4	354.6	1,081.3	707.6
Total Adjusted OIBDA of our consolidated reportable segments	$2,195.1	$2,414.6	$6,255.0	$6,835.8

VodafoneZiggo JV	$524.6	$—	$1,454.9	$—

_______________

(a)	The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition Adjusted OIBDA of BASE, which was acquired on February 11, 2016.

(b)	The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition Adjusted OIBDA of C&W, which was acquired on May 16, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

The following table provides a reconciliation of total Adjusted OIBDA of our consolidated reportable segments to loss before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Total Adjusted OIBDA of our consolidated reportable segments	$2,195.1	$2,414.6	$6,255.0	$6,835.8
Share-based compensation expense	(26.5)	(62.8)	(121.9)	(206.4)
Depreciation and amortization	(1,416.2)	(1,416.9)	(4,109.8)	(4,405.4)
Impairment, restructuring and other operating items, net	(416.6)	(32.2)	(476.4)	(246.9)
Operating income	335.8	902.7	1,546.9	1,977.1
Interest expense	(582.1)	(664.4)	(1,691.0)	(1,940.8)
Realized and unrealized gains (losses) on derivative instruments, net	(365.9)	(436.4)	(1,149.5)	106.9
Foreign currency transaction gains (losses), net	(30.5)	92.3	180.6	133.2
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	38.8	73.8	(6.2)	(570.8)
Losses on debt modification and extinguishment, net	(85.7)	(64.8)	(220.6)	(88.7)
Share of losses of affiliates, net	(26.2)	(16.1)	(43.3)	(71.2)
Other income, net	4.6	17.3	28.8	102.2
Loss before income taxes	$(711.2)	$(95.6)	$(1,354.3)	$(352.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
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

	Nine months ended September 30,
	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K./Ireland	$1,586.9	$1,179.3
Belgium (a)	468.1	366.5
Germany	500.3	426.8
Switzerland/Austria	250.2	241.3
The Netherlands	—	421.0
Total Western Europe	2,805.5	2,634.9
Central and Eastern Europe	297.9	221.5
Central and other	268.9	249.1
Total European Division	3,372.3	3,105.5
Corporate and other (b)	4.1	4.1
Total Liberty Global Group	3,376.4	3,109.6
LiLAC Group:
C&W (c)	280.6	144.9
Chile	157.3	155.0
Puerto Rico	65.6	65.1
Total LiLAC Group	503.5	365.0
Total consolidated property and equipment additions	3,879.9	3,474.6
Assets acquired under capital-related vendor financing arrangements	(1,981.3)	(1,439.3)
Assets acquired under capital leases	(139.5)	(78.0)
Changes in current liabilities related to capital expenditures	65.8	(12.3)
Total consolidated capital expenditures	$1,824.9	$1,945.0

Property and equipment additions - VodafoneZiggo JV	$646.5	$—
_______________

(a)	The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition property and equipment additions of BASE, which was acquired on February 11, 2016.

(b)
Includes amounts that represent the net impact of changes in inventory levels associated with certain centrally-procured network equipment. This equipment is ultimately transferred to operating subsidiaries within the European Division.

(c)	The amount presented for the 2016 period excludes the pre-acquisition property and equipment additions of C&W, which was acquired on May 16, 2016.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below. Effective April 1, 2017, we changed the categories that we present in this table in order to align with our internal reporting. These changes were retroactively reflected in the prior-year periods.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,308.1	$1,598.8	$3,803.2	$4,723.5
Broadband internet	1,211.8	1,287.3	3,482.7	3,844.0
Fixed-line telephony	626.3	738.4	1,831.2	2,239.1
Total subscription revenue	3,146.2	3,624.5	9,117.1	10,806.6
Non-subscription revenue	155.6	160.4	459.8	462.3
Total residential cable revenue	3,301.8	3,784.9	9,576.9	11,268.9
Residential mobile revenue (c):
Subscription revenue (b)	451.6	477.0	1,296.6	1,148.3
Non-subscription revenue	189.8	169.5	517.3	487.5
Total residential mobile revenue	641.4	646.5	1,813.9	1,635.8
Total residential revenue	3,943.2	4,431.4	11,390.8	12,904.7
B2B revenue (d):
Subscription revenue	144.3	131.5	391.8	361.4
Non-subscription revenue	639.1	621.9	1,854.6	1,536.6
Total B2B revenue	783.4	753.4	2,246.4	1,898.0
Other revenue (e)	58.8	22.4	162.7	66.6
Total	$4,785.4	$5,207.2	$13,799.9	$14,869.3
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions
Liberty Global Group:
European Division:
U.K.	$1,495.7	$1,473.6	$4,350.9	$4,657.7
Belgium (a)	759.1	693.4	2,106.5	2,010.9
Germany	703.7	639.4	1,988.6	1,900.0
Switzerland	352.8	344.0	1,023.0	1,033.8
Ireland	121.4	107.8	336.7	327.9
Poland	107.5	98.9	305.2	294.9
Austria	103.2	95.3	291.8	285.9
Hungary	80.6	69.1	225.3	202.5
The Czech Republic	51.3	44.7	145.2	134.2
Romania	47.2	43.2	133.5	127.5
Slovakia	15.5	14.4	44.0	44.1
Other (b)	39.9	2.3	109.0	6.2
The Netherlands	—	681.8	—	2,030.4
Total European Division	3,877.9	4,307.9	11,059.7	13,056.0
Other, including intersegment eliminations	0.6	5.2	1.5	12.4
Total Liberty Global Group	3,878.5	4,313.1	11,061.2	13,068.4
LiLAC Group:
LiLAC Division:
C&W (c):
Panama	160.1	159.1	477.2	242.3
Jamaica	87.3	79.1	255.0	119.5
Bahamas	62.1	71.7	199.1	108.9
Barbados	58.2	55.7	178.5	82.3
Trinidad and Tobago	38.9	40.4	120.1	60.5
Other (d)	172.3	162.5	507.3	240.6
Total C&W	578.9	568.5	1,737.2	854.1
Chile	242.2	221.3	702.6	631.9
Puerto Rico	88.6	104.8	303.6	315.6
Total LiLAC Division	909.7	894.6	2,743.4	1,801.6
Intersegment eliminations	(1.6)	(0.5)	(3.5)	(0.7)
Total LiLAC Group	908.1	894.1	2,739.9	1,800.9
Intergroup eliminations	(1.2)	—	(1.2)	—
Total consolidated revenue	$4,785.4	$5,207.2	$13,799.9	$14,869.3

VodafoneZiggo JV (the Netherlands)	$1,173.6	$—	$3,353.9	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2017
(unaudited)

_______________

(a)	The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition revenue of BASE, which was acquired on February 11, 2016.

(b)	The amounts presented for the 2017 periods primarily include revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 4.

(c)
For each C&W jurisdiction, the amounts presented include (i) revenue from residential and B2B operations and (ii) revenue derived from wholesale network customers, as applicable. The amount presented for the nine months ended September 30, 2016 excludes the pre-acquisition revenue of C&W, which was acquired on May 16, 2016.

(d)
The amounts presented for the 2017 periods relate to a number of countries in which C&W has less significant operations, most of which are located in Latin America and the Caribbean, and include (i) revenue from residential and B2B operations, (ii) revenue from wholesale network customers and (iii) intercompany eliminations.

(16)    Subsequent Events

UPC Holding Refinancing Transactions

In October 2017, UPC Holding (i) entered into a $1,975.0 million term loan facility (UPC Facility AR), which matures on January 15, 2026, bears interest at a rate of LIBOR + 2.50% and is subject to a LIBOR floor of 0.0%, (ii) entered into a €500.0 million ($590.2 million) term loan facility (UPC Facility AS), which matures on October 15, 2026, bears interest at a rate of EURIBOR + 2.75% and is subject to a EURIBOR floor of 0.0%, and (iii) issued $550.0 million principal amount of 5.50% senior notes due January 15, 2028 (the UPC Holding 5.50% Senior Notes). The net proceeds from UPC Facility AR, UPC Facility AS and the UPC Holding 5.50% Senior Notes were used to (a) prepay in full the $2,150.0 million outstanding principal amount under UPC Facility AP, (b) redeem in full the €450.0 million ($531.2 million) outstanding principal amount under the UPC Holding 6.75% Euro Senior Notes due 2023 and (c) redeem in full the CHF 350.0 million ($361.1 million) outstanding principal amount under the UPC Holding 6.75% CHF Senior Notes due 2023.

Subject to the circumstances described below, the UPC Holding 5.50% Senior Notes are non-callable until October 15, 2022. At any time prior to October 15, 2022, UPC Holding may redeem some or all of the UPC Holding 5.50% Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to October 15, 2022 using the discount rate (as specified in the indenture) as of the redemption date plus 50 basis points.

UPC Holding may redeem some or all of the UPC Holding 5.50% Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to the applicable redemption date, as set forth below:

Redemption price
12-month period commencing October 15:
2022	102.750%
2023	101.375%
2024	100.688%
2025 and thereafter	100.000%

Unitymedia Financing Transactions

In October 2017, Unitymedia entered into (i) an €825.0 million ($973.8 million) term loan facility (UM Facility C), which matures on January 15, 2027, bears interest at a rate of EURIBOR + 2.75% and is subject to a EURIBOR floor of 0.0% and (ii) an $850.0 million term loan facility (UM Facility D), which matures on January 15, 2026, bears interest at a rate of LIBOR + 2.25% and is subject to a LIBOR floor of 0.0%, both of which are currently undrawn.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2017 and 2016.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2017.

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

•
certain factors outside of the LiLAC Group's control that may impact the timing and extent of the restoration of our networks and services in Puerto Rico and certain of our C&W markets following Hurricanes Irma and Maria, as further discussed under Overview below;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our tracking stock capital structure; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at September 30, 2017 in more than 30 countries. We provide residential and B2B communications services in (i) the U.K. and Ireland through Virgin Media, (ii) Germany through Unitymedia, (iii) Belgium and Luxembourg through Telenet and (iv) seven other European countries through UPC Holding. In addition, through the December 31, 2016 completion of the VodafoneZiggo JV Transaction, we provided residential and B2B communications services in the Netherlands through Ziggo Group Holding. Following the completion of the VodafoneZiggo JV Transaction, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides video, broadband internet, mobile and B2B services in the Netherlands. The operations of Virgin Media, Unitymedia, Telenet, UPC Holding and, through December 31, 2016, Ziggo Group Holding are collectively referred to herein as the “European Division.” In addition, we provide residential and B2B communications services in (a) 18 countries, predominantly in Latin America and the Caribbean, through C&W, (b) Chile through VTR and (c) Puerto Rico through Liberty Puerto Rico. C&W also provides (1) B2B communications services in certain other countries in Latin America and the Caribbean and (2) wholesale communications services over its sub-sea and terrestrial fiber optic cable network that connects over 40 markets in that region. The operations of C&W, VTR and Liberty Puerto Rico are collectively referred to herein as the “LiLAC Division.”

We have completed a number of transactions that impact the comparability of our 2017 and 2016 results of operations, the most significant of which include (i) the completion of the VodafoneZiggo JV Transaction on December 31, 2016, (ii) the C&W Acquisition on May 16, 2016 and (iii) the BASE Acquisition on February 11, 2016. For further information regarding our completed and pending acquisitions, see note 3 to our condensed consolidated financial statements. For further information regarding the VodafoneZiggo JV Transaction, see note 4 to our condensed consolidated financial statements.

Impacts of Hurricanes

In September 2017, Hurricanes Irma and Maria impacted a number of our markets in the Caribbean, resulting in varying degrees of damage to homes, businesses and infrastructure in these markets. The most extensive damage occurred in Puerto Rico and certain markets within our C&W reportable segment (collectively, the Impacted Markets). During the three months ended June 30, 2017, Liberty Puerto Rico accounted for 2.4% and 2.6% of our consolidated revenue and Adjusted OIBDA, respectively, and 11.8% and 14.6% of the revenue and Adjusted OIBDA, respectively, attributed to the LiLAC Group, while the operations in C&W’s Impacted Markets collectively accounted for 0.6% and 0.4% of our consolidated revenue and Adjusted OIBDA, respectively, and 3.0% and 2.1% of the revenue and Adjusted OIBDA, respectively, attributed to the LiLAC Group. Below we have included the net impact of the hurricanes on the revenue and Adjusted OIBDA of the Impacted Markets during the three months ended September 30, 2017. Our assessment of the losses attributable to the hurricanes is ongoing, and as discussed and quantified below, we expect to incur additional costs and losses during the fourth quarter of 2017 and beyond as we restore the damaged networks and reconnect customers. We are uncertain as to the timing and extent of our restoration and reconnection efforts in the Impacted Markets.

We maintain an integrated group property and business interruption insurance program covering all Impacted Markets up to a limit of $75 million per occurrence, which is generally subject to $15 million per occurrence of self-insurance. Although we are in the early stages of assessing the alternatives under our insurance policy, we currently believe that the hurricanes will result in at least two occurrences. This policy is subject to the normal terms and conditions applicable to this type of insurance. We expect that the insurance recovery will only cover a portion of the incurred losses of each of our impacted businesses. We have not recognized any potential insurance proceeds related to the hurricane losses, and we do not currently expect to receive any significant reimbursement in 2017.

Further details regarding the impacts of Hurricanes Irma and Maria are discussed below. For information regarding impairment charges that have been recorded as a result of Hurricanes Irma and Maria, see notes 6 and 7 to our condensed consolidated financial statements. For information regarding the impacts of Hurricanes Irma and Maria on the outstanding debt of Liberty Puerto Rico and C&W, see note 8 to our condensed consolidated financial statements.

Liberty Puerto Rico. In Puerto Rico, the damage caused by Hurricanes Maria and, to a lesser extent, Irma was extensive and widespread. Individuals and businesses across Puerto Rico are dealing with significant challenges caused by the severe damage to essential infrastructure, including damage to Puerto Rico’s power supply and transmission system. Similarly, Liberty Puerto Rico’s broadband communications network suffered extensive damage. We are currently providing service to only a small portion of Liberty Puerto Rico’s customers, and we estimate that more than $100 million of property and equipment additions would be required to restore 100% of Liberty Puerto Rico’s broadband communications network.
During the three months ended September 30, 2017, the effects of the hurricanes negatively impacted Liberty Puerto Rico’s revenue and Adjusted OIBDA by an estimated $19 million and $15 million, respectively. We currently estimate that the effects of the hurricanes (before considering any insurance recoveries) will negatively impact Liberty Puerto Rico’s revenue by between $80 million to $100 million and Adjusted OIBDA by between $60 million to $80 million during the fourth quarter of 2017 and will result in negative total Adjusted OIBDA for that quarter. Although these negative impacts will decline as the network is restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on Liberty Puerto Rico’s revenue and Adjusted OIBDA may continue through 2018 and beyond. Our estimates of the cost to restore Liberty Puerto Rico’s network and the impacts on Liberty Puerto Rico’s revenue and Adjusted OIBDA are preliminary and subject to change based in part on the following uncertainties:

•	the length of time that it will take to restore Puerto Rico’s power and transmission system;

•	the number of people that will choose to leave Puerto Rico for an extended period or permanently; and

•	the ability of the Puerto Rico and U.S. governments to effectively oversee the recovery process in Puerto Rico.

In terms of liquidity for Liberty Puerto Rico, the cash provided by its operations was a significant source of pre-hurricane liquidity, and it is unclear when Liberty Puerto Rico will again be able to generate positive cash from its operating activities in light of the hurricane impacts. In this regard, we anticipate that Liberty Puerto Rico’s immediate liquidity needs will be funded by available cash on hand. Cash available to Liberty Puerto Rico includes $40.0 million that was drawn under the LPR Bank Facility subsequent to September 30, 2017. No further amounts are available to be borrowed under the LPR Bank Facility. Future liquidity sources besides cash on hand and any cash from operations may also include proceeds from insurance and funds from Liberty Puerto Rico’s equity holders, including the LiLAC Group and the 40% indirect owner of Liberty Puerto Rico. No assurance can be given as to the amount of liquidity to be received from these sources or whether these sources will provide funding sufficient to satisfy Liberty Puerto Rico’s liquidity requirements over the next 12 months.
C&W. C&W generally offers services over fixed and mobile networks, and portions of these networks in the Impacted Markets were significantly damaged as a result of the hurricanes, most notably in the British Virgin Islands and Dominica. In these collective areas, services to the majority of our fixed-line customers have not yet been restored. While mobile services have been largely restored in C&W’s Impacted Markets, we are still in the process of completing the restoration of our mobile network infrastructure. In addition to network damage, these markets are also dealing with extensive damage to homes, businesses and essential infrastructure.

During the three months ended September 30, 2017, the effects of the hurricanes negatively impacted C&W’s revenue and Adjusted OIBDA by an estimated $3 million and $9 million, respectively. We currently estimate that more than $50 million of property and equipment additions would be required to restore 100% of the damaged networks in C&W’s Impacted Markets, and that the effects of the hurricanes will negatively impact C&W’s revenue and Adjusted OIBDA by between $15 million to $25 million during the fourth quarter of 2017. Although these negative impacts will decline as the networks are restored and customers are reconnected, we expect that the adverse impacts of the hurricanes on C&W’s revenue and Adjusted OIBDA may continue through 2018 and beyond. These estimates are preliminary and are subject to change.

Operations

As described above, Hurricanes Irma and Maria caused significant damage to our operations in the Impacted Markets, resulting in disruptions to our telecommunications services within these locations. As we are still in the process of assessing the operational impacts of the hurricanes in the Impacted Markets, we are unable to accurately estimate our homes passed and subscriber numbers in these areas as of September 30, 2017. Accordingly, the homes passed and subscriber numbers in the following paragraph include such amounts as of August 31, 2017 for the Impacted Markets.

At September 30, 2017 (or August 31, 2017 for the Impacted Markets), we (i) owned and operated networks that passed 51,174,000 homes and served 50,903,200 revenue generating units (RGUs), comprising 20,246,800 video subscribers, 16,893,300 broadband internet subscribers and 13,763,100 fixed-line telephony subscribers and (ii) served 10,146,600 mobile subscribers. These amounts include the August 31, 2017 data of the Impacted Markets, which accounted for 1,171,600 homes passed (including 1,106,900 homes passed in Puerto Rico) and served 840,500 RGUs (including 803,500 RGUs in Puerto Rico) as of that date. A high percentage of the RGUs within the Impacted Markets relate to households and businesses to which we have not yet restored service as of October 25, 2017. At August 31, 2017, the Impacted Markets accounted for 66,400 of our mobile subscribers.
During 2015 and 2016, we initiated network extension programs in the U.K., Ireland, Central and Eastern Europe, Germany, Chile and certain other markets. We collectively refer to these network extension programs as the “Network Extensions.” The Network Extensions will be completed in phases with priority given to the most accretive expansion opportunities. During the nine months ended September 30, 2017, pursuant to the Network Extensions, we (i) connected approximately 800,000 additional homes and commercial premises (excluding upgrades) to our two-way networks attributed to the Liberty Global Group, including approximately 375,000 homes connected by Virgin Media in the U.K. and Ireland, and (ii) connected or upgraded approximately 330,000 additional homes and commercial premises to our two-way networks attributed to the LiLAC Group. During 2017, we have experienced increased construction costs related to the Network Extensions in the U.K. There can be no assurance that our new build costs will not increase further in the U.K.; however, we will only continue to extend our U.K. footprint through new construction to the extent we believe we can obtain attractive returns on our investments. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

Competition and Other External Factors

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our markets, particularly in Switzerland and many of C&W’s markets. In the Bahamas, where C&W previously was the only provider of mobile services, competition has increased significantly due to the commercial launch of mobile services by a competitor during the fourth quarter of 2016. In addition, fixed-line competition has increased in a number of C&W’s markets in the Caribbean, including Trinidad and Tobago, Jamaica and Barbados. In certain of its markets, C&W is also experiencing increased regulatory intervention that would, if implemented, facilitate increased competition. The significant competition we are experiencing, together with macroeconomic factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), in Switzerland and a number of C&W’s markets. In addition, the VodafoneZiggo JV is facing significant competition in the Netherlands, particularly with respect to its mobile operations. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Reportable Segments below.

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

We are facing challenging economic environments in many of our markets, most notably in Trinidad and Tobago, Barbados and Puerto Rico. In Puerto Rico, this environment is due in part to the government’s liquidity issues. In this regard, the Puerto Rico government has failed to make significant portions of its scheduled debt payments during 2016 and 2017. Although the Puerto Rico government had implemented tax increases and other measures to improve its solvency and the U.S. had implemented legislation designed to help manage Puerto Rico’s debt crisis, the Puerto Rico government filed for a form of bankruptcy protection in May 2017, and Puerto Rico’s public utility followed suit in July 2017. In addition, myriad austerity measures, including with respect to public spending on pensions, public healthcare and education, have been either recommended, mandated by the fiscal oversight board charged with overseeing Puerto Rico’s recovery and/or adopted by the Puerto Rico government. If the fiscal and economic conditions in Puerto Rico were to continue to worsen, including with respect to the impact of the hurricanes discussed above, the population of Puerto Rico could continue to decline and the demand and ability of customers to pay for Liberty Puerto Rico’s services could be impaired, both of which could have a negative impact on Liberty Puerto Rico’s results of operations, cash flows and financial condition.

Material Changes in Results of Operations

As noted under Overview above, the comparability of our operating results during 2017 and 2016 is affected by acquisitions, dispositions and foreign currency translation effects (FX). As we use the term, organic changes exclude FX and the estimated impact of acquisitions and dispositions.

In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the Acquisition Impact on an acquired entity’s operating results during the first three to six months following the acquisition date, as adjusted to remove integration costs and any other material unusual or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) organic variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the Acquisition Impact and the actual results and (ii) the calculation of our organic change percentages includes the organic activity of an acquired entity relative to the Acquisition Impact of such entity. In the case of C&W, our organic growth calculation for the nine-month period compares C&W's current- and prior-year results for the period from May 16 to September 30. In addition, we include all integration costs incurred by C&W subsequent to the May 16, 2016 acquisition date in the calculation of C&W's organic changes in SG&A expenses. In the following discussion of organic changes, we also quantify the impact of the VodafoneZiggo JV Transaction on our results of operations. In this regard, the organic changes of Liberty Global are adjusted to exclude (a) the operations of Ziggo Group Holding and Ziggo Sport for the 2016 periods, (b) the revenue earned during the 2017 periods from services provided to the VodafoneZiggo JV and (c) certain operating and SG&A expenses incurred during the 2017 periods that were allocated to our Netherlands segment during the 2016 periods.

During 2016, we changed how we calculate our organic change percentages to include the Acquisition Impact in the denominator of the calculation, as this methodology takes into account the size of the acquired entity's operations relative to our existing operations. This change has been reflected retroactively for all periods presented herein.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments, except for Puerto Rico and most of C&W’s operating segments, have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended September 30, 2017 was to the euro and British pound sterling as 36.7% and 31.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe, Latin America and the Caribbean. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information concerning our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

The amounts presented and discussed below represent 100% of each consolidated reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, Liberty Puerto Rico and certain subsidiaries of C&W that are not wholly owned, we consolidate 100% of the revenue and expenses of these entities in our condensed consolidated statements of operations despite the fact that third parties own significant interests in these entities. The noncontrolling owners’ interests in the operating results of Telenet, Liberty Puerto Rico, certain subsidiaries of C&W and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

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

The tables presented below in this section provide a separate analysis of each of the line items that comprise Adjusted OIBDA of our consolidated reportable segments, as well as an analysis of Adjusted OIBDA of our consolidated reportable segments for the three and nine months ended September 30, 2017 and 2016. These tables present (i) the amounts reported by each of our consolidated reportable segments for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative periods that are included in each table. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three and nine months ended September 30, 2017 and 2016 at the end of this section. We do not include share-based compensation in the discussion and analysis of the other operating and SG&A expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is discussed under Discussion and Analysis of our Consolidated Operating Results below.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$1,617.1	$1,581.4	$35.7	2.3	$25.7	1.6
Belgium	759.1	693.4	65.7	9.5	19.9	2.8
Germany	703.7	639.4	64.3	10.1	29.2	4.6
Switzerland/Austria	456.0	439.3	16.7	3.8	4.8	1.1
The Netherlands	—	681.8	(681.8)	(100.0)	—	—
Total Western Europe	3,535.9	4,035.3	(499.4)	(12.4)	79.6	2.4
Central and Eastern Europe	306.6	274.5	32.1	11.7	13.5	4.9
Central and other (a)	35.4	(1.9)	37.3	N.M.	(1.4)	(3.6)
Total European Division	3,877.9	4,307.9	(430.0)	(10.0)	91.7	2.5
Corporate and other	0.8	18.0	(17.2)	(95.6)	—	—
Intersegment eliminations (b)	(0.2)	(12.8)	12.6	N.M.	—	N.M.
Total Liberty Global Group	3,878.5	4,313.1	(434.6)	(10.1)	91.7	2.5
LiLAC Group:
LiLAC Division:
C&W	578.9	568.5	10.4	1.8	5.8	1.0
Chile	242.2	221.3	20.9	9.4	13.8	6.1
Puerto Rico	88.6	104.8	(16.2)	(15.5)	(16.2)	(15.5)
Total LiLAC Division	909.7	894.6	15.1	1.7	3.4	0.4
Intersegment eliminations	(1.6)	(0.5)	(1.1)	N.M.	(1.1)	N.M.
Total LiLAC Group	908.1	894.1	14.0	1.6	2.3	0.3
Intergroup eliminations	(1.2)	—	(1.2)	N.M.	—	N.M.
Total	$4,785.4	$5,207.2	$(421.8)	(8.1)	$94.0	2.1

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$4,687.6	$4,985.6	$(298.0)	(6.0)	$77.3	1.5
Belgium	2,106.5	2,010.9	95.6	4.8	30.1	1.4
Germany	1,988.6	1,900.0	88.6	4.7	93.5	4.9
Switzerland/Austria	1,314.8	1,319.7	(4.9)	(0.4)	(6.3)	(0.5)
The Netherlands	—	2,030.4	(2,030.4)	(100.0)	—	—
Total Western Europe	10,097.5	12,246.6	(2,149.1)	(17.5)	194.6	1.9
Central and Eastern Europe	866.5	814.6	51.9	6.4	44.9	5.5
Central and other (a)	95.7	(5.2)	100.9	N.M.	(1.2)	(1.1)
Total European Division	11,059.7	13,056.0	(1,996.3)	(15.3)	238.3	2.1
Corporate and other	1.7	47.8	(46.1)	(96.4)	(0.1)	(6.2)
Intersegment eliminations (b)	(0.2)	(35.4)	35.2	N.M.	—	N.M.
Total Liberty Global Group	11,061.2	13,068.4	(2,007.2)	(15.4)	238.2	2.1
LiLAC Group:
LiLAC Division:
C&W	1,737.2	854.1	883.1	103.4	7.4	0.4
Chile	702.6	631.9	70.7	11.2	43.9	6.9
Puerto Rico	303.6	315.6	(12.0)	(3.8)	(12.0)	(3.8)
Total LiLAC Division	2,743.4	1,801.6	941.8	52.3	39.3	1.5
Intersegment eliminations	(3.5)	(0.7)	(2.8)	N.M.	(2.8)	N.M.
Total LiLAC Group	2,739.9	1,800.9	939.0	52.1	36.5	1.4
Intergroup eliminations	(1.2)	—	(1.2)	N.M.	—	N.M.
Total	$13,799.9	$14,869.3	$(1,069.4)	(7.2)	$274.7	2.0
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

N.M. — Not Meaningful.

U.K./Ireland. The details of the changes in U.K./Ireland’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$20.7	$—	$20.7	$59.8	$—	$59.8
ARPU (b)	(1.3)	—	(1.3)	19.9	—	19.9
Increase in residential cable non-subscription revenue (c)	—	4.6	4.6	—	15.4	15.4
Total increase in residential cable revenue	19.4	4.6	24.0	79.7	15.4	95.1
Increase (decrease) in residential mobile revenue (d)	(9.4)	4.2	(5.2)	(44.4)	(4.6)	(49.0)
Increase (decrease) in B2B revenue (e)	8.8	(4.1)	4.7	27.6	0.2	27.8
Increase in other revenue	—	2.2	2.2	—	3.4	3.4
Total organic increase	18.8	6.9	25.7	62.9	14.4	77.3
Impact of acquisitions	—	9.0	9.0	—	28.1	28.1
Impact of a disposal	—	—	—	—	(2.9)	(2.9)
Impact of FX	0.4	0.6	1.0	(316.8)	(83.7)	(400.5)
Total	$19.2	$16.5	$35.7	$(253.9)	$(44.1)	$(298.0)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to (i) increases in the average number of broadband internet and fixed-line telephony RGUs in the U.K. and (ii) net increases in the average number of video RGUs, as increases in the U.K. were only partially offset by decreases in Ireland.

(b)
The changes in cable subscription revenue related to changes in ARPU are primarily attributable to (i) the net effect of (a) higher ARPU from broadband internet services and (b) lower ARPU from video and fixed-line telephony services and (ii) an improvement in RGU mix, as increases in the U.K. were only partially offset by decreases in Ireland. In addition, ARPU from video, broadband internet and fixed-line telephony services in the nine-month comparison was adversely impacted by an aggregate revenue decrease of $12.4 million associated with the April 2016 changes in the regulations governing payment handling fees that Virgin Media charges to its customers in the U.K.

(c)	The increases in residential cable non-subscription revenue are largely due to increases in installation revenue in the U.K.

(d)
The decreases in residential mobile subscription revenue relate to the net effect of (i) decreases in the U.K., due primarily to lower ARPU, and (ii) increases in Ireland, mainly due to increases in the average number of mobile subscribers. The lower ARPU in the U.K. includes the net effect of (a) revenue decreases of $22.7 million and $91.1 million, respectively, attributable to declines in the number of customers under subsidized handset contracts, (b) revenue increases of $9.6 million and $36.4 million, respectively, attributable to growth in the number of customers under the Split-contract Program and (c) revenue increases of $1.8 million and $6.0 million, respectively, attributable to growth in the number of customers under subscriber identification module or “SIM”-only contracts. The increase in residential mobile non-subscription revenue for the three-month comparison is primarily due to increases in sales of mobile handsets and other devices. The decrease in residential mobile non-subscription revenue for the nine-month comparison is primarily due to (1) a decrease in interconnect revenue in the U.K. that was only partially offset by a volume-related increase in interconnect revenue in Ireland and (2) an increase in sales of mobile handsets and other devices, as an increase in Ireland was only partially offset by a decrease in the U.K. The decrease in interconnect revenue in the U.K. during the nine-month comparison is primarily due to (I) declines in mobile short message service or “SMS” termination volumes and (II) lower mobile termination rates and volumes.

(e)
The increases in B2B subscription revenue are primarily due to increases in the average number of broadband internet SOHO RGUs in the U.K. The decrease in B2B non-subscription revenue for the three-month comparison is primarily due to lower revenue from data and fixed-line telephony services in the U.K.

For information regarding certain regulatory developments that could have an adverse impact on our revenue in the U.K., see note 14 to our condensed consolidated financial statements.

Belgium. The details of the increases in Belgium’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(11.4)	$—	$(11.4)	$(25.8)	$—	$(25.8)
ARPU (b)	4.0	—	4.0	11.0	—	11.0
Increase in residential cable non-subscription revenue (c)	—	0.6	0.6	—	3.3	3.3
Total increase (decrease) in residential cable revenue	(7.4)	0.6	(6.8)	(14.8)	3.3	(11.5)
Increase (decrease) in residential mobile revenue (d)	(6.1)	0.4	(5.7)	(18.6)	(20.3)	(38.9)
Increase in B2B revenue (e)	15.6	16.8	32.4	45.0	35.5	80.5
Total organic increase	2.1	17.8	19.9	11.6	18.5	30.1
Impact of acquisitions	14.6	2.3	16.9	60.8	32.1	92.9
Impact of disposals	(6.6)	(2.5)	(9.1)	(15.1)	(6.7)	(21.8)
Impact of FX	29.5	8.5	38.0	(4.3)	(1.3)	(5.6)
Total	$39.6	$26.1	$65.7	$53.0	$42.6	$95.6
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to decreases in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) net increases due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) improvements in RGU mix.

(c)
The increases in residential cable non-subscription revenue are attributable to (i) an increase of $5.8 million for the nine-month comparison due to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments, (ii) decreases in revenue from services provided through third-party networks and (iii) an increase for the three-month comparison and a decrease for the nine-month comparison in equipment sales.

(d)
The decreases in residential mobile subscription revenue are primarily due to the net effect of (i) declines in the average number of subscribers, as decreases in the average number of prepaid subscribers was only partially offset by increases in the average number of postpaid subscribers, and (ii) for the nine-month comparison, lower ARPU, and for the three-month comparison, higher ARPU. The changes in residential mobile non-subscription revenue are primarily driven by the net effect of (a) decreases in sales of mobile handsets and other devices, (b) an increase for the three-month comparison and a decrease for the nine-month comparison in interconnect revenue, due to the net effect of lower SMS termination volumes, higher roaming revenue and lower termination rates, and (c) higher revenue from late fees.

(e)
The increases in B2B subscription revenue are largely attributable to increases in the average number of broadband internet SOHO RGUs and mobile SOHO subscribers. The increases in B2B non-subscription revenue are primarily due to (i) higher revenue from wholesale services, (ii) increases in interconnect revenue, mainly due to higher mobile volumes, and (iii) increases in installation revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see note 14 to our condensed consolidated financial statements.

Germany. The details of the increases in Germany’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue (a)	Non-subscription revenue	Total	Subscription revenue (a)	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (b)	$10.3	$—	$10.3	$35.3	$—	$35.3
ARPU (c)	6.8	—	6.8	24.0	—	24.0
Decrease in residential cable non-subscription revenue (d)	—	(4.8)	(4.8)	—	(5.6)	(5.6)
Total increase (decrease) in residential cable revenue	17.1	(4.8)	12.3	59.3	(5.6)	53.7
Increase (decrease) in residential mobile revenue (e)	(0.2)	11.5	11.3	(2.7)	26.7	24.0
Increase in B2B revenue (f)	3.8	2.5	6.3	10.0	7.0	17.0
Decrease in other revenue	—	(0.7)	(0.7)	—	(1.2)	(1.2)
Total organic increase	20.7	8.5	29.2	66.6	26.9	93.5
Impact of FX	32.4	2.7	35.1	(4.0)	(0.9)	(4.9)
Total	$53.1	$11.2	$64.3	$62.6	$26.0	$88.6
_______________

(a)
Residential cable subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of September 30, 2017, bulk agreements covering approximately 34% of the video subscribers that Germany serves expire by the end of 2018 or are terminable on 30-days notice. During the three months ended September 30, 2017, Germany’s 20 largest bulk agreement accounts generated approximately 9% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to increases in the average number of broadband internet, fixed-line telephony and video RGUs.

(c)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) improvements in RGU mix and (ii) net increases due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services.

(d)
The decreases in residential cable non-subscription revenue are primarily due to the net effect of (i) decreases in channel carriage fee revenue, (ii) increases in installation revenue and (iii) decreases in interconnect revenue, primarily due to lower fixed-line telephony termination rates and volumes. Channel carriage revenue relates to fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2017 through 2020. The aggregate amount of revenue related to these channel carriage contracts represented approximately 3% of Germany’s total revenue during the three months ended September 30, 2017. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all. The decreases in channel carriage fee revenue are primarily due to the June 2017 discontinuation of our analog video service in Germany, resulting in revenue decreases during the three and nine months ended September 30, 2017 of $7.5 million and $10.4 million, respectively, as compared to the corresponding prior-year periods.

(e)
The increases in residential mobile non-subscription revenue are primarily due to increases in mobile handset sales of $8.0 million and $20.0 million, respectively, associated with the fourth quarter 2016 launch of a wholesale handset program. These mobile handset sales typically generate relatively low margins.

(f)
The increases in B2B subscription revenue are primarily attributable to increases in the average number of broadband internet and fixed-line telephony SOHO RGUs. The increases in B2B non-subscription revenue are largely due to higher revenue from data services and increases in interconnect revenue, mainly due to higher fixed-line telephony volumes.

Switzerland/Austria. The details of the changes in Switzerland/Austria’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$2.4	$—	$2.4	$2.1	$—	$2.1
ARPU (b)	(14.7)	—	(14.7)	(36.3)	—	(36.3)
Increase in residential cable non-subscription revenue (c)	—	4.7	4.7	—	6.1	6.1
Total increase (decrease) in residential cable revenue	(12.3)	4.7	(7.6)	(34.2)	6.1	(28.1)
Increase (decrease) in residential mobile revenue (d)	3.9	0.8	4.7	12.7	(2.5)	10.2
Increase in B2B revenue (e)	0.8	6.9	7.7	3.0	8.7	11.7
Decrease in other revenue	—	—	—	—	(0.1)	(0.1)
Total organic increase (decrease)	(7.6)	12.4	4.8	(18.5)	12.2	(6.3)
Impact of acquisitions	0.4	1.6	2.0	1.2	4.8	6.0
Impact of FX	8.4	1.5	9.9	(4.0)	(0.6)	(4.6)
Total	$1.2	$15.5	$16.7	$(21.3)	$16.4	$(4.9)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) declines in the average number of video RGUs and (ii) increases in the average number of fixed-line telephony and broadband internet RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are attributable to (i) decreases due to lower ARPU from fixed-line telephony, video and broadband internet services and (ii) adverse changes in RGU mix.

(c)
The increases in residential cable non-subscription revenue are primarily attributable to the net effect of (i) increases in revenue from the distribution of our Swiss sports channel, (ii) decreases in installation revenue, as decreases in Switzerland were only slightly offset by increases in Austria, and (iii) decreases in equipment sales in Switzerland. In addition, the increase in residential cable non-subscription revenue for the nine-month comparison includes the favorable impact of the release of unclaimed customer credits in Switzerland during the 2017 period of $6.5 million.

(d)
The increases in residential mobile subscription revenue are due to the net impact of (i) increases in the average number of mobile subscribers and (ii) lower ARPU from mobile services. The decrease in residential mobile non-subscription revenue for the nine-month period is largely due to decreases in sales of mobile handsets and other devices, as decreases in Switzerland were only partially offset by increases in Austria.

(e)
The increases in B2B subscription revenue are primarily attributable to increases in the average number of broadband internet and video SOHO RGUs. The increases in B2B non-subscription revenue are mostly due to higher revenue from data and fixed-line telephony services in Switzerland.

Central and Eastern Europe. The details of the increases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$6.8	$—	$6.8	$23.3	$—	$23.3
ARPU (b)	(1.8)	—	(1.8)	(6.3)	—	(6.3)
Increase in residential cable non-subscription revenue (c)	—	0.7	0.7	—	4.3	4.3
Total increase in residential cable revenue	5.0	0.7	5.7	17.0	4.3	21.3
Increase in residential mobile revenue (d)	0.6	0.2	0.8	2.2	0.4	2.6
Increase in B2B revenue (e)	2.2	4.8	7.0	6.6	14.4	21.0
Total organic increase	7.8	5.7	13.5	25.8	19.1	44.9
Impact of FX	16.6	2.0	18.6	6.5	0.5	7.0
Total	$24.4	$7.7	$32.1	$32.3	$19.6	$51.9
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to (i) increases in the average number of broadband internet RGUs, due primarily to increases in Hungary, Czech Republic, Romania and Poland, (ii) increases in the average number of video RGUs, primarily due to increases in Hungary, Poland and Romania and (iii) increases in the average number of fixed-line telephony RGUs, due primarily to increases in Hungary.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to (i) the net effect of (a) higher ARPU from video services, due primarily to increases in Poland, UPC DTH, Czech Republic and Hungary, (b) lower ARPU from broadband internet services, primarily driven by decreases in Poland and Hungary that were only partially offset by increases in Romania, and (c) lower ARPU from fixed-line telephony services, primarily in Poland, Romania and Hungary and (ii) improvements in RGU mix, as improvements in Hungary and Poland were only partially offset by adverse changes in Romania and the Czech Republic.

(c)	The increases in residential cable non-subscription revenue are largely attributable to net increases in Hungary and at UPC DTH.

(d)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers in Hungary.

(e)
The increases in B2B subscription revenue are largely attributable to increases in the average number of broadband internet SOHO RGUs. The increases in B2B non-subscription revenue are primarily due to (i) higher revenue from fixed-line telephony services, primarily in the Czech Republic, and (ii) higher interconnect revenue, primarily due to higher volumes in Poland and Hungary.

C&W. The details of the changes in C&W’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(0.9)	$—	$(0.9)	$(1.0)	$—	$(1.0)
ARPU (b)	2.9	—	2.9	2.7	—	2.7
Decrease in residential cable non-subscription revenue (c)	—	(3.8)	(3.8)	—	(5.3)	(5.3)
Impact of hurricanes on residential cable revenue (d)	(2.5)	—	(2.5)	(2.5)	—	(2.5)
Total decrease in residential cable revenue	(0.5)	(3.8)	(4.3)	(0.8)	(5.3)	(6.1)
Increase (decrease) in residential mobile revenue (e)	(8.3)	1.4	(6.9)	(13.9)	2.5	(11.4)
Impact of hurricanes on residential mobile revenue (d)	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Increase in B2B revenue (f)	—	17.7	17.7	—	29.6	29.6
Impact of hurricanes on B2B revenue (d)	—	(0.6)	(0.6)	—	(0.6)	(0.6)
Increase (decrease) in other revenue	—	0.2	0.2	—	(3.8)	(3.8)
Total organic increase (decrease)	(9.1)	14.9	5.8	(15.0)	22.4	7.4
Impact of acquisitions	—	6.9	6.9	434.3	455.2	889.5
Impact of FX	(1.3)	(1.0)	(2.3)	(7.5)	(6.3)	(13.8)
Total	$(10.4)	$20.8	$10.4	$411.8	$471.3	$883.1
_______________

(a)
The decrease in residential cable subscription revenue related to changes in the average number of RGUs for the three-month comparison is primarily attributable to a decrease in the average number of video RGUs. The decrease in residential cable subscription revenue related to changes in the average number of RGUs for the nine-month comparison is attributable to the net effect of (i) decreases in the average number of broadband internet and video RGUs and (ii) an increase in the average number of fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) net increases due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) adverse changes in RGU mix.

(c)	The decreases in residential cable non-subscription revenue are largely attributable to decreases in interconnect revenue, mainly due to lower fixed-line telephony termination volumes.

(d)	Amounts represent customer credits recorded through September 30, 2017 associated with service interruptions resulting from the hurricanes. For additional information, see Overview above.

(e)
The decreases in residential mobile subscription revenue are primarily attributable to lower revenue in the Bahamas associated with decreases in the average number of subscribers and lower ARPU, primarily driven by the commercial launch of mobile services by a competitor during the fourth quarter of 2016.

(f)
The increases in B2B non-subscription revenue are primarily attributable to the net effect of (i) higher revenue from wholesale services, data services, interconnect fees, video services and installation fees and (ii) lower revenue from fixed-line telephony services. In addition, the increases include $0.9 million and $5.8 million, respectively, of organic impacts associated with wholesale revenue recognized on a cash basis during the second and third quarters of 2017 related to services provided to a significant customer in prior quarters.

Chile. The details of the changes in Chile’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$3.6	$—	$3.6	$10.7	$—	$10.7
ARPU (b)	4.4	—	4.4	20.1	—	20.1
Decrease in residential cable non-subscription revenue (c)	—	(0.9)	(0.9)	—	(6.2)	(6.2)
Total increase (decrease) in residential cable revenue	8.0	(0.9)	7.1	30.8	(6.2)	24.6
Increase in residential mobile revenue (d)	3.3	—	3.3	9.6	0.4	10.0
Increase (decrease) in B2B revenue (e)	3.5	(0.1)	3.4	10.1	(0.8)	9.3
Total organic increase (decrease)	14.8	(1.0)	13.8	50.5	(6.6)	43.9
Impact of FX	6.7	0.4	7.1	24.5	2.3	26.8
Total	$21.5	$(0.6)	$20.9	$75.0	$(4.3)	$70.7
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) increases in the average number of broadband internet and video RGUs and (ii) declines in the average number of fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) the net effect of (a) higher ARPU from video services and (b) lower ARPU from fixed-line telephony and broadband internet services and (ii) an improvement in RGU mix. In addition, the increase in Chile’s residential cable subscription revenue for the nine-month comparison includes an increase of $3.8 million resulting from the impact of unfavorable adjustments recorded during the first and second quarters of 2016 to reflect the retroactive application of a tariff for the period from July 2013 through February 2014.

(c)
The decrease in residential cable non-subscription revenue is primarily due to the net effect of (i) lower advertising revenue, (ii) lower interconnect revenue, attributable to lower fixed-line telephony termination rates and volumes, and (iii) increases in installation revenue.

(d)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(e)	The increases in B2B subscription revenue are primarily attributable to increases in the average number of broadband internet and fixed-line telephony SOHO RGUs.

Puerto Rico. The details of the decreases in Puerto Rico’s revenue during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$1.6	$—	$1.6	$6.1	$—	$6.1
ARPU (b)	0.9	—	0.9	0.4	—	0.4
Increase in residential cable non-subscription revenue	—	0.4	0.4	—	1.1	1.1
Impact of hurricanes on residential cable revenue (c)	(16.8)	(1.5)	(18.3)	(16.8)	(1.5)	(18.3)
Total decrease in residential cable revenue	(14.3)	(1.1)	(15.4)	(10.3)	(0.4)	(10.7)
Increase (decrease) in B2B revenue	(0.5)	0.8	0.3	(1.3)	1.8	0.5
Decrease in other revenue	—	(0.3)	(0.3)	—	(1.0)	(1.0)
Impact of hurricanes on B2B and other revenue (c)	—	(0.8)	(0.8)	—	(0.8)	(0.8)
Total	$(14.8)	$(1.4)	$(16.2)	$(11.6)	$(0.4)	$(12.0)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to increases in the average number of broadband internet RGUs that were only partially offset by declines in the average number of video RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) net increases due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services and (ii) adverse changes in RGU mix.

(c)	Amounts represent customer credits recorded through September 30, 2017 associated with service interruptions resulting from the hurricanes. For additional information, see Overview above.

Programming and Other Direct Costs of Services of our Reportable Segments

General. Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices and other direct costs related to our operations. Programming and copyright costs, which represent a significant portion of our operating costs, are expected to rise in future periods as a result of (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events, (ii) rate increases and (iii) growth in the number of our enhanced video subscribers.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$484.4	$466.8	$17.6	3.8	$12.2	2.6
Belgium	192.7	185.0	7.7	4.2	1.1	0.6
Germany	68.1	55.9	12.2	21.8	8.8	15.7
Switzerland/Austria	71.7	61.7	10.0	16.2	8.5	13.7
The Netherlands	—	129.7	(129.7)	(100.0)	—	—
Total Western Europe	816.9	899.1	(82.2)	(9.1)	30.6	4.0
Central and Eastern Europe	76.5	64.8	11.7	18.1	7.3	11.3
Central and other	0.8	(1.7)	2.5	147.1	1.1	47.8
Total European Division	894.2	962.2	(68.0)	(7.1)	39.0	4.7
Corporate and other	(0.1)	15.6	(15.7)	(100.6)	(0.1)	(100.0)
Intersegment eliminations	—	(12.3)	12.3	N.M.	(0.6)	N.M.
Total Liberty Global Group	894.1	965.5	(71.4)	(7.4)	38.3	4.6
LiLAC Group:
LiLAC Division:
C&W	128.1	124.8	3.3	2.6	(0.4)	(0.3)
Chile	65.5	61.5	4.0	6.5	2.0	3.3
Puerto Rico	21.7	27.5	(5.8)	(21.1)	(5.8)	(21.1)
Total LiLAC Division	215.3	213.8	1.5	0.7	(4.2)	(1.9)
Intersegment eliminations	(1.8)	(0.6)	(1.2)	N.M.	(1.2)	N.M.
Total LiLAC Group	213.5	213.2	0.3	0.1	(5.4)	(2.5)
Intergroup eliminations	(1.2)	—	(1.2)	N.M.	—	N.M.
Total	$1,106.4	$1,178.7	$(72.3)	(6.1)	$32.9	3.1

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$1,370.3	$1,498.9	$(128.6)	(8.6)	$(25.9)	(1.7)
Belgium	548.5	540.8	7.7	1.4	(6.7)	(1.2)
Germany	186.4	168.1	18.3	10.9	18.6	11.1
Switzerland/Austria	187.4	185.3	2.1	1.1	2.1	1.1
The Netherlands	—	385.2	(385.2)	(100.0)	—	—
Total Western Europe	2,292.6	2,778.3	(485.7)	(17.5)	(11.9)	(0.5)
Central and Eastern Europe	221.4	189.9	31.5	16.6	30.4	16.0
Central and other	2.0	(4.8)	6.8	141.7	4.1	56.9
Total European Division	2,516.0	2,963.4	(447.4)	(15.1)	22.6	0.9
Corporate and other	—	42.6	(42.6)	(100.0)	—	—
Intersegment eliminations	—	(35.5)	35.5	N.M.	0.2	N.M.
Total Liberty Global Group	2,516.0	2,970.5	(454.5)	(15.3)	22.8	0.9
LiLAC Group:
LiLAC Division:
C&W	397.1	184.6	212.5	115.1	5.8	1.5
Chile	190.1	176.4	13.7	7.8	6.5	3.7
Puerto Rico	76.3	86.1	(9.8)	(11.4)	(9.8)	(11.4)
Total LiLAC Division	663.5	447.1	216.4	48.4	2.5	0.4
Intersegment eliminations	(3.6)	(0.8)	(2.8)	N.M.	(2.8)	N.M.
Total LiLAC Group	659.9	446.3	213.6	47.9	(0.3)	(0.1)
Intergroup eliminations	(1.2)	—	(1.2)	N.M.	—	N.M.
Total	$3,174.7	$3,416.8	$(242.1)	(7.1)	$22.5	0.7
_______________

N.M. — Not Meaningful.

European Division. The European Division’s programming and other direct costs of services decreased $68.0 million or 7.1% and $447.4 million or 15.1% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) decreases of $128.8 million and $382.8 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction, (ii) increases of $8.2 million and $46.6 million, respectively, attributable to the BASE Acquisition and other less significant acquisitions and (iii) decreases of $5.7 million and $14.0 million, respectively, attributable to the impact of dispositions. On an organic basis, the European Division’s programming and other direct costs of services increased $39.0 million or 4.7% and $22.6 million or 0.9%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $16.5 million or 3.6% and $63.5 million or 4.6%, respectively, primarily due to increases in U.K./Ireland and, to a lesser extent, Hungary and Belgium and, for the three-month comparison, Switzerland/Austria. These increases are primarily due to (i) higher costs for certain premium and/or basic content, including higher costs for sports rights, primarily in U.K./Ireland and Switzerland/Austria, and (ii) growth in the number of enhanced video subscribers, primarily due to increases in Germany, Hungary, Romania, Poland and U.K./Ireland that were only partially offset by decreases in Belgium;

•
An increase (decrease) in interconnect and access costs of $3.7 million or 1.5% and ($39.2 million) or (5.2%), respectively. The higher costs for the three-month comparison are primarily due to higher fixed-line telephony volumes in Switzerland/Austria and the Czech Republic that were only partially offset by lower MVNO costs in Belgium. The lower costs for the nine-month comparison are primarily due to the net effect of (i) a $32.3 million decrease in U.K./Ireland associated with a telecommunications operator’s agreement during the second quarter of 2017 to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, (ii) declines resulting from lower interconnect rates, primarily in U.K./Ireland and Germany, (iii) higher MVNO costs, primarily in U.K./Ireland and Switzerland/Austria, (iv) lower mobile voice and data usage in U.K./Ireland and Belgium, (v) an increase of $6.8 million due to the release of an accrual during the second quarter of 2016 related to the settlement of an operational contingency in Belgium and (vi) slightly lower fixed-line telephony call volumes, as declines in U.K./Ireland and Germany were largely offset by an increase in the Czech Republic; and

•
An increase (decrease) in mobile handset and other device costs of $13.7 million or 17.6% and ($8.8 million) or (3.5%), respectively. The higher costs for the three-month comparison are primarily due to (i) higher average cost per handset sold in U.K./Ireland and (ii) higher mobile handset sales volumes, as increases in Germany and Belgium were only partially offset by decreases in U.K./Ireland. The lower costs for the nine-month comparison are primarily due to the net effect of (a) lower mobile handset and other device sales volumes, as decreases in U.K./Ireland, Belgium and Switzerland/Austria were only partially offset by an increase in Germany, and (b) a higher average cost per handset sold in U.K./Ireland.

LiLAC Division. The LiLAC Division’s programming and other direct costs of services increased $1.5 million or 0.7% and $216.4 million or 48.4% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases include increases of $4.4 million and $210.4 million, respectively, attributable to the impact of the C&W Acquisition and the C&W Carve-out Acquisition. On an organic basis, the LiLAC Division’s programming and other direct costs of services increased (decreased) ($4.2 million) or (1.9%) and $2.5 million or 0.4%, respectively. These changes include the following factors:

•
Increases in programming and copyright costs of $0.2 million or 0.2% and $3.4 million or 1.4%, respectively, primarily associated with the net effect of (i) increased costs associated with premium content, as increases at C&W due to the carriage of live Premier League games were only partially offset by decreases in Puerto Rico and Chile, (ii) growth in the number of enhanced video subscribers and (iii) a decrease of $4.1 million during the third quarter of 2017 due to service interruptions stemming from the impacts of Hurricanes Irma and Maria in Puerto Rico, where we do not incur programming and other content costs for customers that are not receiving video services. In August 2016, C&W began broadcasting live Premier League games in a number of its markets pursuant to a new multi-year agreement. The cost of the rights to broadcast these games, a portion of which is excluded from the year-to-date organic increase in C&W’s programming and copyright costs for purposes of the nine-month comparison, represents a significant portion of C&W’s programming costs;

•	Decreases in other direct costs of $1.4 million and $2.1 million, respectively, primarily due to a favorable mix of lower cost managed services projects at C&W;

•
An increase in interconnect and access costs of $1.9 million or 1.3% during the nine-month comparison, primarily in Chile, due to the net effect of (i) higher MVNO charges and (ii) net declines resulting from lower interconnect rates and higher call volumes; and

•
Decreases in mobile handset costs of $2.7 million and $0.8 million, respectively, primarily due to lower mobile handset subsidy promotions at C&W, primarily in Panama and, to a lesser extent, Barbados, Jamaica and Cayman Islands.

Other Operating Expenses of our Reportable Segments

General. Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$219.6	$206.2	$13.4	6.5	$11.8	5.7
Belgium	104.6	96.0	8.6	9.0	1.1	1.1
Germany	94.6	86.7	7.9	9.1	3.0	3.5
Switzerland/Austria	57.9	54.1	3.8	7.0	1.6	2.9
The Netherlands	—	89.1	(89.1)	(100.0)	—	—
Total Western Europe	476.7	532.1	(55.4)	(10.4)	17.5	3.9
Central and Eastern Europe	48.2	48.8	(0.6)	(1.2)	(3.5)	(7.2)
Central and other	46.8	35.9	10.9	30.4	4.7	11.7
Total European Division	571.7	616.8	(45.1)	(7.3)	18.7	3.5
Corporate and other	6.2	0.9	5.3	588.9	5.7	588.9
Intersegment eliminations	—	(0.6)	0.6	N.M.	0.8	N.M.
Total Liberty Global Group	577.9	617.1	(39.2)	(6.4)	25.2	4.7
LiLAC Group:
LiLAC Division:
C&W	114.5	108.4	6.1	5.6	5.2	4.7
Chile	40.4	37.1	3.3	8.9	2.2	5.9
Puerto Rico	15.1	15.1	—	—	—	—
Total LiLAC Division	170.0	160.6	9.4	5.9	7.4	4.5
Intersegment eliminations	0.2	—	0.2	N.M.	0.2	N.M.
Total LiLAC Group	170.2	160.6	9.6	6.0	7.6	4.4
Total other operating expenses excluding share-based compensation expense	748.1	777.7	(29.6)	(3.8)	$32.8	4.6
Share-based compensation expense	1.0	1.2	(0.2)	(16.7)
Total	$749.1	$778.9	$(29.8)	(3.8)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$637.8	$652.7	$(14.9)	(2.3)	$35.2	5.4
Belgium	288.4	274.7	13.7	5.0	0.9	0.3
Germany	270.7	265.4	5.3	2.0	5.8	2.2
Switzerland/Austria	170.6	174.1	(3.5)	(2.0)	(4.6)	(2.6)
The Netherlands	—	266.8	(266.8)	(100.0)	—	—
Total Western Europe	1,367.5	1,633.7	(266.2)	(16.3)	37.3	2.7
Central and Eastern Europe	144.0	149.6	(5.6)	(3.7)	(6.3)	(4.2)
Central and other	116.6	104.9	11.7	11.2	(3.2)	(2.7)
Total European Division	1,628.1	1,888.2	(260.1)	(13.8)	27.8	1.7
Corporate and other	12.1	3.6	8.5	236.1	9.7	374.1
Intersegment eliminations	0.9	0.1	0.8	N.M.	—	N.M.
Total Liberty Global Group	1,641.1	1,891.9	(250.8)	(13.3)	37.5	2.3
LiLAC Group:
LiLAC Division:
C&W	329.9	163.8	166.1	101.4	4.1	1.3
Chile	115.3	103.3	12.0	11.6	7.7	7.5
Puerto Rico	45.4	45.4	—	—	—	—
Total LiLAC Division	490.6	312.5	178.1	57.0	11.8	2.5
Intersegment eliminations	0.1	—	0.1	N.M.	0.1	N.M.
Total LiLAC Group	490.7	312.5	178.2	57.0	11.9	2.5
Total SG&A expenses excluding share-based compensation expense	2,131.8	2,204.4	(72.6)	(3.3)	$49.4	2.3
Share-based compensation expense	3.3	3.3	—	—
Total	$2,135.1	$2,207.7	$(72.6)	(3.3)
_______________

N.M. — Not Meaningful.

European Division. The European Division’s other operating expenses (exclusive of share-based compensation expense) decreased $45.1 million or 7.3% and $260.1 million or 13.8% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) decreases of $84.0 million and $252.3 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction and (ii) increases of $3.9 million and $20.1 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions. On an organic basis, the European Division’s other operating expenses increased $18.7 million or 3.5% and $27.8 million or 1.7%, respectively. These increases include the following factors:

•
Decreases in personnel costs of $6.8 million or 4.1% and $39.1 million or 7.2%, respectively, due primarily to the net effect of (i) lower staffing levels, as decreases in Germany, the European Division’s central operations and U.K./Ireland were only partially offset by increases in Belgium, (ii) decreased costs in U.K./Ireland resulting from higher capitalized labor costs associated with (a) the network extension project and (b) increased installations of new customer premises equipment, (iii) annual wage increases and (iv) lower incentive compensation costs, primarily in U.K./Ireland;

•
Increases in network-related expenses of $11.8 million or 5.9% and $26.9 million or 4.6%, respectively. These increases are primarily due to the net effect of (i) increases of $10.2 million and $23.4 million, respectively, in U.K./Ireland related to network infrastructure charges following an April 1, 2017 increase in the rateable value of existing assets, (ii) higher network maintenance costs, primarily in the European Division’s central operations and, for the nine-month comparison, Belgium, (iii) lower duct and pole rental fees in Belgium, (iv) for the nine-month comparison, a $5.9 million increase in U.K./Ireland associated with the impact of the settlement of an operational contingency during the first quarter of 2016 and (v) lower outsourced labor costs primarily associated with customer-facing activities in Germany. For additional information regarding the increased network infrastructure charges in U.K./Ireland, see note 14 to our condensed consolidated financial statements;

•
Increases in outsourced labor and professional fees of $8.0 million or 12.2% and $26.7 million or 13.4%, respectively, primarily due to higher third-party call center costs in U.K./Ireland and Germany, largely driven by increased call volumes; and

•
Increases in information technology-related expenses of $1.2 million or 4.3% and $7.5 million or 9.2%, respectively, primarily due to higher software and other information technology-related maintenance costs in U.K./Ireland, Germany and, for the nine-month comparison, the European Division’s central operations.

LiLAC Division. The LiLAC Division’s other operating expenses (exclusive of share-based compensation expense) increased $9.4 million or 5.9% and $178.1 million or 57.0% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases include increases of $1.4 million and $164.0 million, respectively, primarily attributable to the impact of the C&W Acquisition and the C&W Carve-out Acquisition. On an organic basis, the LiLAC Division’s other operating expenses increased $7.4 million or 4.5% and $11.8 million or 2.5%, respectively. These increases include the following factors:

•
Increases in network-related expenses of $6.4 million or 13.3% and $6.8 million or 6.6%, respectively, primarily due to higher maintenance costs at VTR and C&W, including approximately $1.5 million at C&W due to the impact of Hurricanes Irma and Maria;

•
Increases in bad debt and collection expenses of $3.8 million or 18.9% and $4.6 million or 10.8%, respectively, due primarily to increases at VTR and C&W. The increases at C&W include an increase of approximately $4.2 million during the third quarter of 2017 that is attributable to the impacts of Hurricanes Irma and Maria; and

•	An increase in outsourced labor and professional fees of $2.3 million or 7.6%, for the nine-month comparison, primarily due to outsourcing of call center services in Chile beginning in July 2016.

SG&A Expenses of our Reportable Segments

General. SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$191.9	$212.4	$(20.5)	(9.7)	$(23.5)	(10.9)
Belgium	105.1	101.3	3.8	3.8	(2.3)	(2.3)
Germany	96.4	88.8	7.6	8.6	3.0	3.4
Switzerland/Austria	54.1	50.1	4.0	8.0	2.2	4.4
The Netherlands	—	87.5	(87.5)	(100.0)	—	—
Total Western Europe	447.5	540.1	(92.6)	(17.1)	(20.6)	(4.5)
Central and Eastern Europe	44.3	40.5	3.8	9.4	1.5	3.7
Central and other	33.8	41.2	(7.4)	(18.0)	(8.5)	(20.5)
Total European Division	525.6	621.8	(96.2)	(15.5)	(27.6)	(5.1)
Corporate and other	45.4	48.6	(3.2)	(6.6)	(1.8)	(3.9)
Intersegment eliminations	(0.2)	0.1	(0.3)	N.M.	(0.2)	N.M.
Total Liberty Global Group	570.8	670.5	(99.7)	(14.9)	(29.6)	(5.1)
LiLAC Group:
LiLAC Division:
C&W	112.4	120.8	(8.4)	(7.0)	(10.1)	(8.2)
Chile	38.3	35.8	2.5	7.0	1.4	3.9
Puerto Rico	12.2	6.1	6.1	100.0	6.1	100.0
Total LiLAC Division	162.9	162.7	0.2	0.1	(2.6)	(1.6)
Corporate and other	2.1	2.9	(0.8)	(27.6)	(0.8)	(27.6)
Intersegment eliminations	—	0.1	(0.1)	N.M.	(0.1)	N.M.
Total LiLAC Group	165.0	165.7	(0.7)	(0.4)	(3.5)	(1.9)
Total SG&A expenses excluding share-based compensation expense	735.8	836.2	(100.4)	(12.0)	$(33.1)	(4.4)
Share-based compensation expense	25.5	61.6	(36.1)	(58.6)
Total	$761.3	$897.8	$(136.5)	(15.2)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$600.0	$627.9	$(27.9)	(4.4)	$13.2	2.1
Belgium	297.2	303.2	(6.0)	(2.0)	(23.9)	(7.4)
Germany	291.3	278.8	12.5	4.5	14.1	5.1
Switzerland/Austria	162.5	165.2	(2.7)	(1.6)	(2.5)	(1.5)
The Netherlands	—	270.9	(270.9)	(100.0)	—	—
Total Western Europe	1,351.0	1,646.0	(295.0)	(17.9)	0.9	0.1
Central and Eastern Europe	129.6	129.2	0.4	0.3	(0.1)	(0.1)
Central and other	116.3	138.4	(22.1)	(16.0)	(20.3)	(14.7)
Total European Division	1,596.9	1,913.6	(316.7)	(16.5)	(19.5)	(1.2)
Corporate and other	134.6	164.2	(29.6)	(18.0)	(23.3)	(14.5)
Intersegment eliminations	(1.1)	—	(1.1)	N.M.	(0.2)	N.M.
Total Liberty Global Group	1,730.4	2,077.8	(347.4)	(16.7)	(43.0)	(2.3)
LiLAC Group:
LiLAC Division:
C&W	349.1	190.2	158.9	83.5	(20.1)	(5.4)
Chile	115.3	107.2	8.1	7.6	3.8	3.5
Puerto Rico	37.2	31.2	6.0	19.2	6.0	19.2
Total LiLAC Division	501.6	328.6	173.0	52.6	(10.3)	(2.0)
Corporate and other	6.4	5.8	0.6	10.3	0.6	10.3
Intersegment eliminations	—	0.1	(0.1)	N.M.	(0.1)	N.M.
Total LiLAC Group	508.0	334.5	173.5	51.9	(9.8)	(1.9)
Total SG&A expenses excluding share-based compensation expense	2,238.4	2,412.3	(173.9)	(7.2)	$(52.8)	(2.2)
Share-based compensation expense	118.6	203.1	(84.5)	(41.6)
Total	$2,357.0	$2,615.4	$(258.4)	(9.9)
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
General and administrative (a)	$396.9	$460.9	$(64.0)	(13.9)	$(17.5)	(4.3)
External sales and marketing	173.9	209.6	(35.7)	(17.0)	(12.1)	(6.7)
	570.8	670.5	(99.7)	(14.9)	(29.6)	(5.1)
LiLAC Group:
General and administrative (a)	138.4	137.7	0.7	0.5	(0.8)	(0.6)
External sales and marketing	26.6	28.0	(1.4)	(5.0)	(2.7)	(8.2)
	165.0	165.7	(0.7)	(0.4)	(3.5)	(1.9)
Total:
General and administrative (a)	535.3	598.6	(63.3)	(10.6)	(18.3)	(3.4)
External sales and marketing	200.5	237.6	(37.1)	(15.6)	(14.8)	(6.8)
Total	$735.8	$836.2	$(100.4)	(12.0)	$(33.1)	(4.4)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
General and administrative (a)	$1,188.6	$1,445.1	$(256.5)	(17.7)	$(48.4)	(3.8)
External sales and marketing	541.8	632.7	(90.9)	(14.4)	5.4	1.0
	1,730.4	2,077.8	(347.4)	(16.7)	(43.0)	(2.3)
LiLAC Group:
General and administrative (a)	418.6	267.4	151.2	56.5	(6.7)	(1.5)
External sales and marketing	89.4	67.1	22.3	33.2	(3.1)	(3.5)
	508.0	334.5	173.5	51.9	(9.8)	(1.9)
Total:
General and administrative (a)	1,607.2	1,712.5	(105.3)	(6.1)	(55.1)	(3.2)
External sales and marketing	631.2	699.8	(68.6)	(9.8)	2.3	0.3
Total	$2,238.4	$2,412.3	$(173.9)	(7.2)	$(52.8)	(2.2)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

European Division. The European Division’s SG&A expenses (exclusive of share-based compensation expense) decreased $96.2 million or 15.5% and $316.7 million or 16.5% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) decreases of $87.6 million and $270.9 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction and (ii) increases of $5.0 million and $29.8 million, respectively, attributable to the impact of the BASE Acquisition and other less significant acquisitions. On an organic basis, the European Division’s SG&A expenses decreased $27.6 million or 5.1% and $19.5 million or 1.2%, respectively. These decreases include the following factors:

•
Decreases in personnel costs of $10.3 million or 4.7% and $15.4 million or 2.2%, respectively, due in part to the net effect of (i) decreased staffing levels, as decreases in the European Division’s central operations and Belgium were only partially offset by increases in Germany, Switzerland/Austria and, for the nine-month comparison, U.K./Ireland, (ii) annual wage increases and (iii) a decrease for the three-month comparison and an increase for the nine-month comparison in incentive compensation costs. The decrease in incentive compensation costs for the three-month comparison is primarily due to decreases in U.K./Ireland, the European Division’s central operations and Germany that were only partially offset by an increase in Switzerland/Austria. The increase in incentive compensation costs for the nine-month comparison is primarily due to increases in the European Division’s central operations, Belgium and Switzerland/Austria that were only partially offset by a decrease in U.K./Ireland;

•
Decreases in outsourced labor and professional fees of $8.1 million or 18.2% and $15.0 million or 11.6%, respectively, primarily due to the net effect of (i) decreases in consulting costs, primarily in Belgium, U.K./Ireland and, for the nine-month comparison, the European Division’s central operations, and (ii) increases in call center costs, primarily in U.K./Ireland. The decreases in consulting costs in Belgium include the impact of costs incurred during the 2016 periods associated with the integration of BASE with our operations in Belgium; and

•
An increase (decrease) in external sales and marketing costs of ($7.0 million) or (4.0%) and $9.3 million or 1.7%, respectively, primarily due to (i) higher third-party sales commissions, primarily in U.K./Ireland and Germany, and (ii) for the three-month comparison, lower costs associated with advertising campaigns in U.K./Ireland.

LiLAC Division. The LiLAC Division’s SG&A expenses (exclusive of share-based compensation expense) increased $0.2 million or 0.1% and $173.0 million or 52.6% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases include increases of $2.1 million and $181.8 million, respectively, attributable to the impact of the C&W Acquisition and the C&W Carve-out Acquisition. On an organic basis, the LiLAC Division’s SG&A expenses decreased $2.6 million or 1.6% and $10.3 million or 2.0%, respectively. These decreases include the following factors:

•
Decreases in outsourced labor and professional fees of $1.0 million or 4.1% and $6.6 million or 16.8%, respectively, primarily due to the net effect of (i) a decrease in integration and other consulting costs at C&W and (ii) an increase of $5.1 million during each period resulting from the reversal at Liberty Puerto Rico during the third quarter of 2016 of a previously-recorded provision and related indemnification asset relating to the resolution of certain legal claims that were associated with a company that Liberty Puerto Rico acquired in 2012;

•
Decreases in marketing and advertising expenses of $6.2 million or 19.0% and $5.8 million or 8.7%, respectively, primarily due to marketing costs incurred by C&W in connection with the Summer Olympic Games during the 2016 periods;

•	Increases in facilities related expenses of $3.0 million or 13.5% and $3.0 million or 7.6%, respectively, primarily due to higher utilities and rent expenses at C&W;

•
Increases in information technology-related expenses of $1.9 million or 28.1% and $2.7 million or 19.7%, respectively, primarily due to higher software and other information technology-related maintenance costs;

•
Increases in personnel costs of $0.4 million or 0.7% and $0.6 million or 0.4%, respectively, primarily due to the net effect of (i) decreases of $4.0 million and $6.2 million, respectively, associated with higher net credits from C&W’s pension and other benefit plans, due primarily to higher expected returns on plan assets, (ii) higher incentive compensation costs at C&W, (iii) annual wage increases at Liberty Puerto Rico and (iv) higher staffing levels at VTR; and

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$721.2	$696.0	$25.2	3.6	$25.2	3.6
Belgium	356.7	311.1	45.6	14.7	20.0	6.3
Germany	444.6	408.0	36.6	9.0	14.4	3.5
Switzerland/Austria	272.3	273.4	(1.1)	(0.4)	(7.5)	(2.7)
The Netherlands	—	375.5	(375.5)	(100.0)	—	—
Total Western Europe	1,794.8	2,064.0	(269.2)	(13.0)	52.1	3.1
Central and Eastern Europe	137.6	120.4	17.2	14.3	8.2	6.8
Central and other	(46.0)	(77.0)	31.0	40.3	1.3	1.2
Total European Division	1,886.4	2,107.4	(221.0)	(10.5)	61.6	3.5
Corporate and other	(50.7)	(47.4)	(3.3)	(7.0)	(3.8)	(8.0)
Total Liberty Global Group	1,835.7	2,060.0	(224.3)	(10.9)	57.8	3.4
LiLAC Group:
LiLAC Division:
C&W	223.9	214.5	9.4	4.4	11.1	5.2
Chile	98.0	86.9	11.1	12.8	8.2	9.4
Puerto Rico	39.6	56.1	(16.5)	(29.4)	(16.5)	(29.4)
Total LiLAC Division	361.5	357.5	4.0	1.1	2.8	0.8
Corporate and other	(2.1)	(2.9)	0.8	27.6	0.8	27.6
Total LiLAC Group	359.4	354.6	4.8	1.4	3.6	1.1
Total	$2,195.1	$2,414.6	$(219.5)	(9.1)	$61.4	3.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
European Division:
U.K./Ireland	$2,079.5	$2,206.1	$(126.6)	(5.7)	$54.8	2.5
Belgium	972.4	892.2	80.2	9.0	59.8	6.5
Germany	1,240.2	1,187.7	52.5	4.4	55.0	4.6
Switzerland/Austria	794.3	795.1	(0.8)	(0.1)	(1.3)	(0.2)
The Netherlands	—	1,107.5	(1,107.5)	(100.0)	—	—
Total Western Europe	5,086.4	6,188.6	(1,102.2)	(17.8)	168.3	3.3
Central and Eastern Europe	371.5	345.9	25.6	7.4	20.9	6.0
Central and other	(139.2)	(243.7)	104.5	42.9	18.2	3.5
Total European Division	5,318.7	6,290.8	(972.1)	(15.5)	207.4	3.9
Corporate and other	(145.0)	(162.6)	17.6	10.8	13.5	8.1
Total Liberty Global Group	5,173.7	6,128.2	(954.5)	(15.6)	220.9	4.2
LiLAC Group:
LiLAC Division:
C&W	661.1	315.5	345.6	109.5	17.6	2.8
Chile	281.9	245.0	36.9	15.1	25.9	10.6
Puerto Rico	144.7	152.9	(8.2)	(5.4)	(8.2)	(5.4)
Total LiLAC Division	1,087.7	713.4	374.3	52.5	35.3	3.4
Corporate and other	(6.4)	(5.8)	(0.6)	(10.3)	(0.6)	(10.3)
Total LiLAC Group	1,081.3	707.6	373.7	52.8	34.7	3.4
Total	$6,255.0	$6,835.8	$(580.8)	(8.5)	$255.6	4.2

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	%
Liberty Global Group:
European Division:
U.K./Ireland	44.6	44.0	44.4	44.2
Belgium	47.0	44.9	46.2	44.4
Germany	63.2	63.8	62.4	62.5
Switzerland/Austria	59.7	62.2	60.4	60.2
The Netherlands	—	55.1	—	54.5
Total Western Europe	50.8	51.1	50.4	50.5
Central and Eastern Europe	44.9	43.9	42.9	42.5
Total European Division	48.6	48.9	48.1	48.2
LiLAC Group:
LiLAC Division:
C&W	38.7	37.7	38.1	36.9
Chile	40.5	39.3	40.1	38.8
Puerto Rico	44.7	53.5	47.7	48.4
Total LiLAC Division	39.7	40.0	39.6	39.6

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments as discussed above, the Adjusted OIBDA margins presented above include the impact of (i) acquisitions and (ii) the VodafoneZiggo JV Transaction. In this regard, the Adjusted OIBDA margins of the European Division for both 2017 periods were adversely impacted by the contribution of our operations in the Netherlands to the VodafoneZiggo JV. In addition, the Adjusted OIBDA margins of Puerto Rico and, to a lesser extent, C&W and the LiLAC Division for the 2017 periods were adversely impacted by the impacts of Hurricanes Irma and Maria, as more fully described in Overview above.

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
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,308.1	$1,598.8	$(290.7)	(18.2)	$(31.4)	(2.4)
Broadband internet	1,211.8	1,287.3	(75.5)	(5.9)	65.3	5.8
Fixed-line telephony	626.3	738.4	(112.1)	(15.2)	(18.4)	(2.9)
Total subscription revenue	3,146.2	3,624.5	(478.3)	(13.2)	15.5	0.5
Non-subscription revenue	155.6	160.4	(4.8)	(3.0)	0.4	0.3
Total residential cable revenue	3,301.8	3,784.9	(483.1)	(12.8)	15.9	0.5
Residential mobile revenue (c):
Subscription revenue (b)	451.6	477.0	(25.4)	(5.3)	(16.5)	(3.6)
Non-subscription revenue	189.8	169.5	20.3	12.0	18.5	11.0
Total residential mobile revenue	641.4	646.5	(5.1)	(0.8)	2.0	0.3
Total residential revenue	3,943.2	4,431.4	(488.2)	(11.0)	17.9	0.5
B2B revenue (d):
Subscription revenue	144.3	131.5	12.8	9.7	34.3	33.0
Non-subscription revenue	639.1	621.9	17.2	2.8	44.1	7.5
Total B2B revenue	783.4	753.4	30.0	4.0	78.4	11.1
Other revenue (e)	58.8	22.4	36.4	162.5	(2.3)	(3.7)
Total	$4,785.4	$5,207.2	$(421.8)	(8.1)	$94.0	2.1

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$3,803.2	$4,723.5	$(920.3)	(19.5)	$(40.2)	(1.0)
Broadband internet	3,482.7	3,844.0	(361.3)	(9.4)	204.3	6.0
Fixed-line telephony	1,831.2	2,239.1	(407.9)	(18.2)	(34.9)	(1.8)
Total subscription revenue	9,117.1	10,806.6	(1,689.5)	(15.6)	129.2	1.4
Non-subscription revenue	459.8	462.3	(2.5)	(0.5)	10.0	2.2
Total residential cable revenue	9,576.9	11,268.9	(1,692.0)	(15.0)	139.2	1.4
Residential mobile revenue (c):
Subscription revenue (b)	1,296.6	1,148.3	148.3	12.9	(55.4)	(4.0)
Non-subscription revenue	517.3	487.5	29.8	6.1	2.6	0.5
Total residential mobile revenue	1,813.9	1,635.8	178.1	10.9	(52.8)	(2.7)
Total residential revenue	11,390.8	12,904.7	(1,513.9)	(11.7)	86.4	0.7
B2B revenue (d):
Subscription revenue	391.8	361.4	30.4	8.4	100.9	34.2
Non-subscription revenue	1,854.6	1,536.6	318.0	20.7	92.8	5.1
Total B2B revenue	2,246.4	1,898.0	348.4	18.4	193.7	9.1
Other revenue (e)	162.7	66.6	96.1	144.3	(5.4)	(3.2)
Total	$13,799.9	$14,869.3	$(1,069.4)	(7.2)	$274.7	2.0
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $88.8 million and $78.4 million during the three months ended September 30, 2017 and 2016, respectively, and $246.0 million and $232.6 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Total revenue. Our consolidated revenue decreased $421.8 million and $1,069.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $34.8 million and $1,016.5 million, respectively, attributable to the impact of acquisitions, (ii) decreases of $649.6 million and $1,939.1million, respectively, attributable to the net impact of the VodafoneZiggo JV Transaction and (iii) decreases of $9.1 million and $24.7 million, respectively, attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $94.0 million or 2.1% and $274.7 million or 2.0%, respectively.

Residential revenue. The details of the changes in our consolidated residential revenue for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016, are as follows:

	Three-month period	Nine-month period
	in millions
Organic increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$33.1	$110.5
ARPU	1.2	35.5
Organic increase in residential cable non-subscription revenue	2.4	14.0
Impact of hurricanes on residential cable revenue (a)	(20.8)	(20.8)
Total organic increase in residential cable revenue	15.9	139.2
Organic decrease in residential mobile subscription revenue	(16.2)	(55.1)
Organic increase in residential mobile non-subscription revenue	18.5	2.6
Impact of hurricanes on residential mobile revenue (a)	(0.3)	(0.3)
Total organic increase in residential revenue	17.9	86.4
Impact of acquisitions	15.6	569.8
Impact of the VodafoneZiggo JV Transaction and disposals	(616.5)	(1,841.7)
Impact of FX	94.8	(328.4)
Total decrease in residential revenue	$(488.2)	$(1,513.9)
_______________

(a)
For information regarding the impacts of Hurricanes Irma and Maria on the revenue of Liberty Puerto Rico and certain of C&W’s subsidiaries, see Overview and Discussion and Analysis of our Reportable Segments - Revenue of our Reportable Segments above.

On an organic basis, our consolidated residential cable subscription revenue increased $15.5 million or 0.5% and $129.2 million or 1.4% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are attributable to the net effect of (i) increases from broadband internet services of $65.3 million or 5.8% and $204.3 million or 6.0%, respectively, attributable to higher ARPU from broadband internet services and increases in the average number of broadband internet RGUs, (ii) decreases from fixed-line telephony services of $18.4 million or 2.9% and $34.9 million or 1.8%, respectively, attributable to the net effect of (a) lower ARPU from fixed-line telephony services and (b) increases in the average number of fixed-line telephony RGUs, and (iii) decreases from video services of $31.4 million or 2.4% and $40.2 million or 1.0%, respectively, attributable to the net effect of (1) declines in the average number of video RGUs and (2) lower ARPU for the three-month comparison and higher ARPU for the nine-month comparison from video services.

On an organic basis, our consolidated residential cable non-subscription revenue increased $0.4 million or 0.3% and $10.0 million or 2.2% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These changes are largely attributable to the net effect of (i) for the nine-month comparison, (a) an increase of $6.5 million in Switzerland due to the release of unclaimed customer credits and (b) an increase of $5.8 million due to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments in Belgium, (ii) increases in installation revenue, primarily due to increases in the U.K. and Germany, (iii) decreases in fixed-line telephony interconnect revenue, primarily due to decreases in Germany, at C&W, and in Chile and the U.K., (iv) decreases in advertising revenue, primarily due to decreases in Chile and the U.K., (v) decreases in channel carriage fee revenue in Germany and (vi) decreases in equipment sales, primarily due to decreases in Switzerland and Belgium.

On an organic basis, our consolidated residential mobile subscription revenue decreased $16.5 million or 3.6% and $55.4 million or 4.0% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily due the net effect of (i) declines in the U.K., Belgium and at C&W and (ii) increases in Switzerland and Chile.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $18.5 million or 11.0% and $2.6 million or 0.5% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily due to increases in Germany, Ireland, at C&W and in Austria that, for the nine-month comparison, were only partially offset by decreases in Belgium, the U.K. and Switzerland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $34.3 million or 33.0% and $100.9 million or 34.2% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily due to increases in SOHO revenue in Belgium, the U.K., Germany and Chile.

On an organic basis, our consolidated B2B non-subscription revenue increased $44.1 million or 7.5% and $92.8 million or 5.1% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily due to increases in Belgium, at C&W, in the Czech Republic, Switzerland and Germany. The increases at C&W include $0.9 million and $5.8 million, respectively, of organic impacts associated with wholesale revenue recognized on a cash basis during the second and third quarters of 2017 related to services provided to a significant customer in prior quarters.

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
	in millions, except percentages
Liberty Global Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$1,141.9	$1,430.1	$(288.2)	(20.2)	$(26.6)	(2.4)
Broadband internet	1,037.4	1,119.5	(82.1)	(7.3)	61.0	6.4
Fixed-line telephony	559.2	666.4	(107.2)	(16.1)	(12.7)	(2.3)
Total subscription revenue	2,738.5	3,216.0	(477.5)	(14.8)	21.7	0.8
Non-subscription revenue	127.8	126.7	1.1	0.9	6.6	5.7
Total residential cable revenue	2,866.3	3,342.7	(476.4)	(14.3)	28.3	1.0
Residential mobile revenue:
Subscription revenue	274.4	294.5	(20.1)	(6.8)	(11.2)	(4.0)
Non-subscription revenue (a)	167.3	147.1	20.2	13.7	17.1	11.7
Total residential mobile revenue	441.7	441.6	0.1	—	5.9	1.4
Total residential revenue	3,308.0	3,784.3	(476.3)	(12.6)	34.2	1.1
B2B revenue:
Subscription revenue	133.4	123.7	9.7	7.8	31.2	32.4
Non-subscription revenue	380.0	385.0	(5.0)	(1.3)	28.0	8.2
Total B2B revenue	513.4	508.7	4.7	0.9	59.2	13.1
Other revenue	57.1	20.1	37.0	184.1	(1.7)	(2.8)
Total	$3,878.5	$4,313.1	$(434.6)	(10.1)	$91.7	2.5

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Liberty Global Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$3,292.0	$4,289.7	$(997.7)	(23.3)	$(45.5)	(1.3)
Broadband internet	2,958.1	3,429.2	(471.1)	(13.7)	180.7	6.2
Fixed-line telephony	1,621.7	2,073.8	(452.1)	(21.8)	(28.3)	(1.6)
Total subscription revenue	7,871.8	9,792.7	(1,920.9)	(19.6)	106.9	1.3
Non-subscription revenue	368.1	387.7	(19.6)	(5.1)	24.7	7.0
Total residential cable revenue	8,239.9	10,180.4	(1,940.5)	(19.1)	131.6	1.6
Residential mobile revenue:
Subscription revenue	772.8	862.6	(89.8)	(10.4)	(50.8)	(5.9)
Non-subscription revenue (a)	448.1	451.0	(2.9)	(0.6)	(0.3)	(0.1)
Total residential mobile revenue	1,220.9	1,313.6	(92.7)	(7.1)	(51.1)	(3.9)
Total residential revenue	9,460.8	11,494.0	(2,033.2)	(17.7)	80.5	0.8
B2B revenue:
Subscription revenue	361.2	339.1	22.1	6.5	92.1	33.8
Non-subscription revenue	1,080.7	1,175.6	(94.9)	(8.1)	66.2	6.2
Total B2B revenue	1,441.9	1,514.7	(72.8)	(4.8)	158.3	11.7
Other revenue	158.5	59.7	98.8	165.5	(0.6)	(0.4)
Total	$11,061.2	$13,068.4	$(2,007.2)	(15.4)	$238.2	2.1
_______________

(a)
Residential mobile non-subscription revenue includes mobile interconnect revenue of $75.3 million and $70.7 million during the three months ended September 30, 2017 and 2016, respectively, and $206.3 million and $211.4 million during the nine months ended September 30, 2017 and 2016, respectively.

Our revenue by major category for the LiLAC Group is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
LiLAC Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$166.2	$168.7	$(2.5)	(1.5)	$(4.8)	(2.8)
Broadband internet	174.4	167.8	6.6	3.9	4.3	2.6
Fixed-line telephony	67.1	72.0	(4.9)	(6.8)	(5.7)	(7.9)
Total subscription revenue	407.7	408.5	(0.8)	(0.2)	(6.2)	(1.5)
Non-subscription revenue	27.8	33.7	(5.9)	(17.5)	(6.2)	(18.4)
Total residential cable revenue	435.5	442.2	(6.7)	(1.5)	(12.4)	(2.8)
Residential mobile revenue:
Subscription revenue	177.2	182.5	(5.3)	(2.9)	(5.3)	(2.9)
Non-subscription revenue (a)	23.7	22.4	1.3	5.8	1.4	6.3
Total residential mobile revenue	200.9	204.9	(4.0)	(2.0)	(3.9)	(1.9)
Total residential revenue	636.4	647.1	(10.7)	(1.7)	(16.3)	(2.5)
B2B revenue:
Subscription revenue	10.9	7.8	3.1	39.7	3.1	39.7
Non-subscription revenue	259.1	236.9	22.2	9.4	16.1	6.6
Total B2B revenue	270.0	244.7	25.3	10.3	19.2	7.5
Other revenue	1.7	2.3	(0.6)	(26.1)	(0.6)	(26.1)
Total	$908.1	$894.1	$14.0	1.6	$2.3	0.3

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
LiLAC Group:
Residential revenue:
Residential cable revenue:
Subscription revenue:
Video	$511.2	$433.8	$77.4	17.8	$5.3	1.1
Broadband internet	524.6	414.8	109.8	26.5	23.6	4.8
Fixed-line telephony	209.5	165.3	44.2	26.7	(6.6)	(3.1)
Total subscription revenue	1,245.3	1,013.9	231.4	22.8	22.3	1.9
Non-subscription revenue	91.7	74.6	17.1	22.9	(14.7)	(13.8)
Total residential cable revenue	1,337.0	1,088.5	248.5	22.8	7.6	0.6
Residential mobile revenue:
Subscription revenue	523.8	285.7	238.1	83.3	(4.6)	(0.9)
Non-subscription revenue (a)	70.4	36.5	33.9	92.9	2.9	4.3
Total residential mobile revenue	594.2	322.2	272.0	84.4	(1.7)	(0.3)
Total residential revenue	1,931.2	1,410.7	520.5	36.9	5.9	0.3
B2B revenue:
Subscription revenue	30.6	22.3	8.3	37.2	8.8	39.5
Non-subscription revenue	773.9	361.0	412.9	114.4	26.6	3.5
Total B2B revenue	804.5	383.3	421.2	109.9	35.4	4.6
Other revenue	4.2	6.9	(2.7)	(39.1)	(4.8)	(53.0)
Total	$2,739.9	$1,800.9	$939.0	52.1	$36.5	1.4
_______________

(a)
Residential mobile non-subscription revenue includes mobile interconnect revenue of $13.5 million and $7.7 million during the three months ended September 30, 2017 and 2016, respectively, and $39.7 million and $21.2 million during the nine months ended September 30, 2017 and 2016, respectively.

Programming and other direct costs of services

Our programming and other direct costs of services decreased $72.3 million and $242.1 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $12.6 million and $257.0 million, respectively, attributable to the impact of the C&W Acquisition, the BASE Acquisition and other less significant acquisitions, (ii) decreases of $131.3 million and $390.0 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction and (iii) decreases of $5.7 million and $14.0 million, respectively, attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $32.9 million or 3.1% and $22.5 million or 0.7% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily attributable to the net effect of (a) increases in programming and copyright costs, (b) an increase for the three-month comparison and a decrease for the nine-month comparison in interconnect and access costs and (c) an increase for the three-month comparison and a decrease for the nine-month comparison in mobile handset and other device costs. For additional information regarding the changes in our programming and other direct costs of services, see Discussion and Analysis of our Reportable Segments — Programming and Other Direct Costs of Services of our Reportable Segments above.

Other operating expenses

Our other operating expenses decreased $29.8 million and $72.6 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $4.6 million and $184.1 million, respectively, attributable to the C&W Acquisition, the BASE Acquisition and other less significant acquisitions and (ii) decreases of $84.0 million and $252.4 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction. Our other operating expenses include share-based compensation, which is discussed separately under Share-based compensation expense below. Excluding share-based compensation expense, on an organic basis our other operating expenses increased $32.8 million or 4.6% and $49.4 million or 2.3% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These increases are primarily attributable to the net effect of (a) decreases in personnel costs, (b) increases in network-related expenses, (c) increases in outsourced labor and professional fees and (d) increases in information technology-related expenses. For additional information regarding the changes in our other operating expenses, see Discussion and Analysis of our Reportable Segments — Other Operating Expenses of our Reportable Segments above.

SG&A expenses

Our SG&A expenses decreased $136.5 million and $258.4 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases include (i) increases of $7.2 million and $211.6 million, respectively, attributable to the impact of the C&W Acquisition, the BASE Acquisition and other less significant acquisitions and (ii) decreases of $89.5 million and $274.7 million, respectively, attributable to the impact of the VodafoneZiggo JV Transaction. Our SG&A expenses include share-based compensation expense, which is discussed separately under Share-based compensation expense below. Excluding share-based compensation expense, on an organic basis our SG&A expenses decreased $33.1 million or 4.4% and $52.8 million or 2.2% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily attributable to the net effect of (a) decreases in outsourced labor and professional fees, (b) a decrease for the three-month comparison and an increase for the nine-month comparison in external sales and marketing costs and (c) decreases in personnel costs. Certain of these changes include (1) aggregate decreases in integration-related costs in Belgium of $2.4 million and $9.0 million, respectively, and (2) aggregate decreases in costs related to the integration of C&W of $3.7 million and $6.5 million, respectively, most of which were incurred by C&W. For additional information regarding the changes in our SG&A expenses, see Discussion and Analysis of our Reportable Segments — SG&A Expenses of our Reportable Segments above.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$(5.7)	$28.5	$19.6	$105.7
Other share-based incentive awards	28.5	28.6	88.1	86.8
Total Liberty Global	22.8	57.1	107.7	192.5
Telenet share-based incentive awards	3.4	3.6	10.9	8.2
Other	0.3	2.1	3.3	5.7
Total	$26.5	$62.8	$121.9	$206.4
Included in:
Other operating expense:
Liberty Global Group	$1.1	$0.8	$2.8	$2.4
LiLAC Group	(0.1)	0.4	0.5	0.9
Total other operating expense	1.0	1.2	3.3	3.3
SG&A expense:
Liberty Global Group	22.1	56.3	107.2	193.3
LiLAC Group	3.4	5.3	11.4	9.8
Total SG&A expense	25.5	61.6	118.6	203.1
Total	$26.5	$62.8	$121.9	$206.4

_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) for the 2016 periods, the Challenge Performance Awards and (iii) through March 2017, PGUs held by our Chief Executive Officer. The Challenge Performance Awards include PSARs and PSUs. The decreases are due to a significant number of performance awards becoming fully vested during 2016 and changes during the first and third quarters of 2017 in the expected achievement level for one of our performance-based incentive plans.

For additional information regarding our share-based compensation expense, see note 11 to our condensed consolidated financial statements.

Depreciation and amortization expense

The details of our depreciation and amortization expense are as follows:

	Three months ended September 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$1,216.5	$1,216.2	$0.3	—
LiLAC Group	199.7	200.7	(1.0)	(0.5)
Total	$1,416.2	$1,416.9	$(0.7)	—

	Nine months ended September 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$3,523.3	$4,026.3	$(503.0)	(12.5)
LiLAC Group	586.5	379.1	207.4	54.7
Total	$4,109.8	$4,405.4	$(295.6)	(6.7)

Excluding the effects of FX, depreciation and amortization expense decreased $32.5 million or 2.3% and $148.9 million or 3.4% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with the VodafoneZiggo JV Transaction, (iii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, the European Division’s central operations, Belgium and, to a lesser extent, Germany, Switzerland/Austria and Chile, and (iv) increases associated with acquisitions, primarily as a result of the C&W Acquisition and BASE Acquisition.

Impairment, restructuring and other operating items, net

The details of our impairment, restructuring and other operating items, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$61.7	$25.0	$97.7	$113.4
LiLAC Group	354.9	7.2	378.7	133.5
Total	$416.6	$32.2	$476.4	$246.9

The totals for the 2017 periods primarily include (i) impairment charges of $342.6 million recorded during the third quarter related to the reduction of the carrying values of our goodwill, property and equipment and other indefinite-lived intangible assets associated with Liberty Puerto Rico and certain reporting units within C&W due to the impacts of Hurricanes Irma and Maria, (ii) restructuring charges of $29.9 million and $82.0 million, respectively, including $23.6 million and $69.3 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily at C&W and in Germany, U.K./Ireland and the European Division’s central operations and (iii) a $40 million legal settlement recorded during the third quarter of 2017. For information regarding the impairment charges related to Hurricanes Irma and Maria, see note 7 to our condensed consolidated financial statements. For additional information regarding the impacts of Hurricanes Irma and Maria, see Overview above.

The totals for the 2016 periods include (i) direct acquisition costs of $8.9 million and $142.3 million, respectively, largely related to the C&W Acquisition and, to a lesser extent, the BASE Acquisition and the VodafoneZiggo JV Transaction, and (ii) restructuring charges of $27.4 million and $111.7 million, respectively, including $26.8 million and $105.5 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Germany, U.K./Ireland, the European Division’s central operations, Chile and, for the nine-month period, the Netherlands.

For information regarding the C&W Acquisition and BASE Acquisition, see note 3 to our condensed consolidated financial statements. For information regarding the VodafoneZiggo JV Transaction, see note 4 to our condensed consolidated financial statements.

For additional information regarding our restructuring charges, see note 12 to our condensed consolidated financial statements.

Based on the results of our most recent goodwill impairment tests, declines in the fair value of Liberty Puerto Rico and certain reporting units within C&W resulted in goodwill impairment charges during the third quarter of 2017. Additionally, if among other factors, (i) the equity values of the LiLAC Group were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause Liberty Puerto Rico’s or C&W’s results of operations or cash flows to be worse than anticipated, we could conclude in future periods that additional impairment charges are required in order to reduce the carrying values of the goodwill, cable television franchise rights and, to a lesser extent, other long-lived assets of these entities. Additionally, as discussed in note 7 to our condensed consolidated financial statements, further impairment charges could be recorded with respect to Liberty Puerto Rico or certain reporting units within C&W as more information becomes available regarding the impacts of Hurricanes Irma and Maria. Any such impairment charges could be significant.

Interest expense

The details of our interest expense are as follows:

	Three months ended September 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$482.8	$569.3	$(86.5)	(15.2)
LiLAC Group	99.3	95.3	4.0	4.2
Inter-group eliminations	—	(0.2)	0.2	N.M.
Total	$582.1	$664.4	$(82.3)	(12.4)

	Nine months ended September 30,		Increase (decrease)
	2017	2016	$	%
	in millions

Liberty Global Group	$1,401.2	$1,715.3	$(314.1)	(18.3)
LiLAC Group	289.8	225.8	64.0	28.3
Inter-group eliminations	—	(0.3)	0.3	N.M.
Total	$1,691.0	$1,940.8	$(250.1)	(12.9)

_______________

N.M. — Not Meaningful.

Excluding the effects of FX, interest expense decreased $96.8 million or 14.6% and $194.7 million or 10.0% during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. These decreases are primarily attributable to (i) lower weighted average interest rates related to the completion of certain refinancing transactions that resulted in extended maturities and decreases to certain of our interest rates and (ii) lower average outstanding debt balances, largely due to decreases related to the VodafoneZiggo JV Transaction that were only partially offset by debt incurred in connection with the C&W Acquisition. For additional information regarding our outstanding indebtedness, see note 8 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Cross-currency and interest rate derivative contracts:
Liberty Global Group	$(289.2)	$(300.1)	$(1,099.9)	$(235.7)
LiLAC Group	(70.5)	(52.4)	(107.8)	(233.6)
Total cross-currency and interest rate derivative contracts (a)	(359.7)	(352.5)	(1,207.7)	(469.3)
Equity-related derivative instruments – Liberty Global Group:
ITV Collar	44.2	(46.8)	154.4	466.9
Sumitomo Collar	(29.5)	(38.8)	(50.8)	96.2
Lionsgate Forward	(7.3)	(0.1)	(9.3)	21.9
Other	1.2	0.7	(4.2)	1.6
Total equity-related derivative instruments (b)	8.6	(85.0)	90.1	586.6
Foreign currency forward contracts:
Liberty Global Group	(6.4)	2.6	(25.0)	0.7
LiLAC Group	(8.1)	(1.4)	(7.3)	(10.3)
Total foreign currency forward contracts	(14.5)	1.2	(32.3)	(9.6)
Other – Liberty Global Group	(0.3)	(0.1)	0.4	(0.8)

Total Liberty Global Group	(287.3)	(382.6)	(1,034.4)	350.8
Total LiLAC Group	(78.6)	(53.8)	(115.1)	(243.9)
Total	$(365.9)	$(436.4)	$(1,149.5)	$106.9
_______________

(a)
The loss during the 2017 three-month period is primarily attributable to the net effect of (i) losses associated with increases in the values of the euro, British pound sterling and Chilean peso relative to the U.S. dollar, (ii) gains associated with decreases in the values of the Swiss franc and Polish zloty relative to the euro, (iii) gains associated with increases in market interest rates in the British pound sterling, Czech koruna and Swiss franc markets and (iv) losses associated with increases in market interest rates in the U.S. dollar market. The loss during the 2017 nine-month period is primarily attributable to the net effect of (a) losses associated with increases in the values of the euro, British pound sterling, Chilean peso and Swiss franc relative to the U.S. dollar, (b) gains associated with increases in market interest rates in the euro, British pound sterling, Swiss franc and Czech koruna markets, (c) gains associated with a decrease in the value of the Swiss franc relative to the euro and (d) losses associated with increases in the values of the Czech koruna and Polish zloty relative to the euro. In addition, the losses during the 2017 periods include net gains of $37.3 million and $182.6 million, respectively, resulting from changes in our credit risk valuation adjustments. The loss during the 2016 three-month period is primarily attributable to the net effect of (1) losses associated with an increase in the value of the euro relative to the U.S. dollar, (2) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar, (3) losses associated with increases in market interest rates in the U.S. dollar market and (4) losses associated with decreases in market interest rates in the euro, the British pound sterling and the Chilean peso markets. The loss during the 2016 nine-month period is primarily attributable to the net effect of (I) losses associated with decreases in market interest rates in the British pound sterling, euro and Chilean peso markets, (II) gains associated with a decrease in the value of the British pound sterling relative to the U.S. dollar, (III) losses associated with increases in the values of the euro, the Chilean peso and the Swiss franc relative to the U.S. dollar, and (IV) gains associated with decreases in market interest rates in the U.S. dollar market. In addition, the gain (loss) during the 2016 periods includes net gains of $80.4 million and $87.5 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	The recurring fair value measurements of our equity-related derivative instruments are based on binomial pricing models.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group:
U.S. dollar-denominated debt issued by euro functional currency entities	$236.8	$92.7	$747.7	$184.0
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(396.9)	134.6	(747.1)	578.3
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	122.8	(128.0)	320.1	(698.5)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(41.2)	31.4	(111.7)	185.2
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(9.2)	(9.4)	(91.1)	(23.8)
Yen-denominated debt issued by a U.S. dollar functional currency entity	1.0	(12.7)	(18.7)	(131.2)
Euro-denominated debt issued by British pound sterling functional currency entities	2.4	(18.8)	15.4	(82.3)
Other	10.3	(4.2)	24.8	(10.2)
Total Liberty Global Group	(74.0)	85.6	139.4	1.5
LiLAC Group:
U.S. dollar-denominated debt issued by a Chilean peso functional currency entity	52.7	5.4	65.9	110.5
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(12.6)	9.2	(20.1)	21.9
Other	3.4	(7.9)	(4.6)	(0.7)
Total LiLAC Group	43.5	6.7	41.2	131.7
Total	$(30.5)	$92.3	$180.6	$133.2
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments, fair value measurements and debt, see notes 4 and 8, respectively, to our condensed consolidated financial statements. All of our investments and debt that we account for using the fair value method are attributed to the Liberty Global Group. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Investments:
Sumitomo	$62.0	$52.2	$117.7	$34.3
ITV	(7.9)	17.5	(82.9)	(656.4)
Lionsgate	26.9	(1.2)	34.5	(62.0)
Other, net (a)	(8.6)	21.2	12.7	116.2
Total investments	72.4	89.7	82.0	(567.9)
Debt	(33.6)	(15.9)	(88.2)	(2.9)
Total	$38.8	$73.8	$(6.2)	$(570.8)
_______________

(a)
The amounts for the three and nine months ended September 30, 2016 include gains of $5.6 million and $84.4 million, respectively, related to an investment that was sold during the third quarter of 2016.

Losses on debt modification and extinguishment, net

The following table sets forth the details of our losses on debt modification and extinguishment, net:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$(59.9)	$(64.8)	$(167.0)	$(90.2)
LiLAC Group	(25.8)	—	(53.6)	1.5
Total	$(85.7)	$(64.8)	$(220.6)	$(88.7)

The loss during the nine months ended September 30, 2017 is primarily attributable to losses associated with (i) the payment of $194.1 million of redemption premiums (including $133.1 million during the third quarter) and (ii) the write-off of $24.9 million of net unamortized premiums, discounts and deferred financing costs (including a net gain of $47.0 million during the third quarter).

The loss during the nine months ended September 30, 2016 is primarily attributable to the net effect of (i) the payment of $66.2 million of redemption premiums (including $34.2 million during the third quarter) and (ii) the write-off of $20.3 million of net unamortized premiums, discounts and deferred financing costs (including $30.6 million during the third quarter).

For additional information concerning our losses on debt modification and extinguishment, net, see note 8 to our condensed consolidated financial statements.

Share of losses of affiliates, net

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

VodafoneZiggo JV (a)	$(23.4)	$—	$(18.2)	$—
Other	(2.8)	(16.1)	(25.1)	(71.2)
Total	$(26.2)	$(16.1)	$(43.3)	$(71.2)
_______________

(a)
Amounts include the net effect of (i) $16.9 million and $47.5 million, respectively, representing 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. During the three and nine months ended September 30, 2017, the VodafoneZiggo JV generated (a) revenue of $1,173.6 million and $3,353.9 million, respectively, (b) Adjusted OIBDA of $524.6 million and $1,454.9 million, respectively, (c) operating income of $99.0 million and $206.5 million, respectively, (d) net non-operating expenses of $214.7 million and $391.4 million (including $165.5 million and $476.9 million of interest expense), respectively, and (e) net losses of $79.6 million and $128.3 million, respectively. The VodafoneZiggo JV’s operating income includes depreciation and amortization of $427.2 million and $1,242.6 million, respectively, which is based on the preliminary fair value accounting applied to the net assets of the VodafoneZiggo JV.

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

Other income, net

The details of our other income, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$5.0	$9.5	$28.9	$93.9
LiLAC Group	(0.4)	8.0	(0.1)	8.6
Inter-group eliminations	—	(0.2)	—	(0.3)
Total	$4.6	$17.3	$28.8	$102.2

The totals for the 2017 periods primarily include interest and dividend income of $9.1 million and $31.6 million, respectively.

The totals for the 2016 periods primarily include (i) interest income of $15.8 million and $36.6 million, respectively, and (ii) for the nine-month period, income of $69.8 million representing our share of the settlement of certain litigation.

Income tax expense

The details of our income tax expense are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$(85.7)	$(36.9)	$(287.0)	$(45.5)
LiLAC Group	17.9	(72.6)	(57.3)	(71.1)
Total	$(67.8)	$(109.5)	$(344.3)	$(116.6)

The income tax expense during the three months ended September 30, 2017 differs from the expected income tax benefit of $136.9 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

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

The income tax expense during the nine months ended September 30, 2017 differs from the expected income tax benefit of $260.7 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

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

For additional information concerning our income taxes, see note 9 to our condensed consolidated financial statements.

Net loss

The details of our net loss are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	in millions

Liberty Global Group	$(435.4)	$(136.8)	$(1,321.9)	$(246.8)
LiLAC Group	(343.6)	(68.3)	(376.7)	(221.9)
Total	$(779.0)	$(205.1)	$(1,698.6)	$(468.7)

Our net loss for the three months ended September 30, 2017 and 2016, consists of (i) operating income of $335.8 million and $902.7 million, respectively, (ii) net non-operating expense of $1,047.0 million and $998.3 million, respectively, and (iii) income tax expense of $67.8 million and $109.5 million, respectively.

Our net loss for the nine months ended September 30, 2017 and 2016, consists of (i) operating income of $1,546.9 million and $1,977.1 million, respectively, (ii) net non-operating expense of $2,901.2 million and $2,329.2 million, respectively, and (iii) income tax expense of $344.3 million and $116.6 million, respectively.

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

Net earnings (loss) attributable to noncontrolling interests

The details of our net earnings (loss) attributable to noncontrolling interests are as follows:

	Three months ended September 30,
	2017	2016	Change
	in millions

Liberty Global Group	$25.0	$30.9	$(5.9)
LiLAC Group	(12.4)	13.5	(25.9)
Total	$12.6	$44.4	$(31.8)

	Nine months ended September 30,
	2017	2016	Change
	in millions

Liberty Global Group	$68.0	$27.6	$40.4
LiLAC Group	19.5	20.9	(1.4)
Total	$87.5	$48.5	$39.0

The increase in net earnings (loss) attributable to noncontrolling interests during the three and nine months ended September 30, 2017, as compared to the corresponding periods in 2016, are primarily attributable to the results of operations of (i) Telenet and (ii) certain subsidiaries of C&W following the C&W Acquisition.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our seven primary subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Unitymedia, UPC Holding, Telenet, C&W, VTR Finance and Liberty Puerto Rico. Our borrowing groups, which typically generate cash from operating activities, accounted for a significant portion of our consolidated cash and cash equivalents at September 30, 2017. The terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests, foreign currency exchange restrictions with respect to certain C&W subsidiaries and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2017 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$82.7
Unrestricted subsidiaries:
Liberty Global Group (b) (c)	1,373.8
LiLAC Group (d)	40.6
Total Liberty Global and unrestricted subsidiaries	1,497.1
Borrowing groups (e):
C&W (f)	285.6
VTR Finance	158.8
Virgin Media (c)	57.1
Liberty Puerto Rico	46.0
Telenet	43.7
UPC Holding	20.1
Unitymedia	1.7
Total borrowing groups	613.0
Total cash and cash equivalents	$2,110.1

Liberty Global Group	$1,579.1
LiLAC Group	531.0
Total cash and cash equivalents	$2,110.1
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis, which is attributed to the Liberty Global Group.

(b)	Represents the aggregate amount held by subsidiaries attributed to the Liberty Global Group that are outside of our borrowing groups.

(c)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes Virgin Media Inc.

(d)	Represents the aggregate amount held by subsidiaries attributed to the LiLAC Group that are outside of our borrowing groups.

(e)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(f)
C&W's subsidiaries hold the majority of C&W's consolidated cash. The ability of certain of these subsidiaries to loan or distribute their cash to C&W is limited by foreign exchange restrictions, the existence of noncontrolling interests, tax considerations and restrictions contained within the debt agreements of certain C&W subsidiaries. As a result, a significant portion of the cash held by C&W subsidiaries is not considered to be an immediate source of corporate liquidity for C&W.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $82.7 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $1,414.4 million of aggregate cash and cash equivalents held by the unrestricted subsidiaries attributed to the Liberty Global Group and the LiLAC Group, represented available liquidity at the corporate level at September 30, 2017. Our remaining cash and cash equivalents of $613.0 million at September 30, 2017 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2017, see note 8 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments. In addition, our parent entity’s short-term liquidity is supplemented by interest payments that it receives on a note receivable from one of our unrestricted subsidiaries (outstanding principal of $9.6 billion at September 30, 2017, due in 2021), as well as additional borrowings under notes payable with certain unrestricted subsidiaries, as discussed below.

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

At September 30, 2017, our consolidated cash and cash equivalents balance included $1,978.5 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Collar Loan and the Sumitomo Share Loan and (iii) principal payments on the ITV Collar Loan, the Sumitomo Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our consolidated subsidiaries or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $8,405.5 million at September 30, 2017 and no stated maturity). For information regarding our commitments and contingencies, see note 14 to our condensed consolidated financial statements.

During the nine months ended September 30, 2017, we repurchased Liberty Global Shares and LiLAC Shares for an aggregate purchase price of $2,590.4 million and $53.5 million, respectively, including direct acquisition costs. At September 30, 2017, the remaining amount authorized for share repurchases of Liberty Global Shares and LiLAC Shares was $367.7 million and $225.5 million, respectively.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at September 30, 2017, see note 8 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 14 to our condensed consolidated financial statements.

Hurricanes Irma and Maria are expected to have a significant impact on Liberty Puerto Rico's cash flows and liquidity. For additional information, see the discussion under Overview above.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, Sumitomo Collar Loan, Sumitomo Share Loan, Lionsgate Loan and certain debt collateralized by cash and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our September 30, 2017 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2017 was 5.1x. In addition, the ratio of our September 30, 2017 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2017 was 4.9x.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of UPC Holding and its subsidiaries were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2017, each of our borrowing groups was in compliance with its debt covenants. In addition, with the exception of Liberty Puerto Rico, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months. For information regarding our assessment of the impacts of the hurricanes on Liberty Puerto Rico's ability to comply with the covenants of the LPR Bank Facility, see note 8 to our condensed consolidated financial statements.

At September 30, 2017, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $48.3 billion, including $4,268.7 million that is classified as current in our condensed consolidated balance sheet and $42.6 billion that is not due until 2021 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2017. For additional information concerning our debt maturities, see note 8 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at September 30, 2017, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In the case of Liberty Puerto Rico, our ability to access debt financing on favorable terms will be compromised for the foreseeable future as we work through our recovery from the hurricanes and the related impacts on our liquidity and ability to comply with the terms of the LPR Bank Facility. For additional information, see the related discussion under Overview above and in note 8 to our condensed consolidated financial statements. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine months ended
	September 30,
	2017	2016	Change
	in millions

Net cash provided by operating activities	$4,033.1	$4,045.5	$(12.4)
Net cash provided (used) by investing activities	52.8	(3,136.6)	3,189.4
Net cash used by financing activities	(3,702.3)	(953.7)	(2,748.6)
Effect of exchange rate changes on cash	97.3	39.8	57.5
Net increase (decrease) in cash and cash equivalents	$480.9	$(5.0)	$485.9

Operating Activities. Our net cash flows from operating activities are as follows:

	Nine months ended
	September 30,
	2017	2016	Change
	in millions

Net cash provided by operating activities:
Liberty Global Group	$3,640.0	$3,818.0	$(178.0)
LiLAC Group	393.1	227.5	165.6
Total	$4,033.1	$4,045.5	$(12.4)

The decrease in total net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in cash provided by our Adjusted OIBDA and related working capital items, including a decrease due to the impact of the VodafoneZiggo JV Transaction and an increase due to the impact of the C&W Acquisition, (ii) an increase in cash provided due to lower payments of interest, including higher payments due to the impact of the C&W Acquisition and lower payments due to the impact of the VodafoneZiggo JV Transaction, (iii) an increase in cash provided due to higher cash dividends received from the VodafoneZiggo JV and (iv) an increase in cash provided due to higher cash receipts related to derivative instruments.

Investing Activities. Our net cash flows from investing activities are as follows:

	Nine months ended
	September 30,
	2017	2016	Change
	in millions

Net cash provided (used) by investing activities:
Liberty Global Group	$507.0	$(2,833.3)	$3,340.3
LiLAC Group	(453.8)	(308.0)	(145.8)
Inter-group eliminations	(0.4)	4.7	(5.1)
Total	$52.8	$(3,136.6)	$3,189.4

The change in total net cash provided (used) by our investing activities is primarily attributable to an increase in cash of (i) $1,569.4 million related to distributions received from affiliates, (ii) $880.7 million associated with lower cash paid in connection with acquisitions and (iii) $845.3 million associated with the equalization payment received in connection with the completion of the VodafoneZiggo JV Transaction. Capital expenditures decreased from $1,945.0 million during the first nine months of 2016 to $1,824.9 million during the first nine months of 2017 due to the net effect of (a) an increase due to the impact of the C&W Acquisition, (b) a decrease due to the impact of the VodafoneZiggo JV Transaction, (c) a net decrease in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing and an increase associated with related working capital movements and (d) a decrease resulting from FX.

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

	Nine months ended September 30,
	2017			2016
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Property and equipment additions	$3,376.4	$503.5	$3,879.9	$3,109.6	$365.0	$3,474.6
Assets acquired under capital-related vendor financing arrangements	(1,934.1)	(47.2)	(1,981.3)	(1,405.6)	(33.7)	(1,439.3)
Assets acquired under capital leases	(135.8)	(3.7)	(139.5)	(73.0)	(5.0)	(78.0)
Changes in current liabilities related to capital expenditures	70.9	(5.1)	65.8	(28.5)	16.2	(12.3)
Capital expenditures	$1,377.4	$447.5	$1,824.9	$1,602.5	$342.5	$1,945.0

The property and equipment additions attributable to the Liberty Global Group are primarily related to the European Division, which accounted for $3,372.3 million and $3,105.5 million of Liberty Global Group’s property and equipment additions during the nine months ended September 30, 2017 and 2016, respectively. The increase in the European Division’s property and equipment additions is primarily due to the net effect of (i) a decrease due to the impact of the VodafoneZiggo JV Transaction, (ii) an increase in expenditures for new build and upgrade projects, (iii) an increase in expenditures for the purchase and installation of customer premises equipment, (iv) an increase in expenditures to support new customer products and operational efficiency initiatives and (v) a decrease due to FX.
Property and equipment additions attributable to the LiLAC Group increased during the nine months ended September 30, 2017, as compared to the corresponding period in 2016, primarily due to an increase due to the impact of the C&W Acquisition.
We expect the percentage of revenue represented by our aggregate 2017 consolidated property and equipment additions to range from 19% to 21% for the LiLAC Group. This range reflects a change from the expectation disclosed in our 10-K. In this regard, the range for the LiLAC Group represents a decrease from our previously-reported expectation of 21% to 23%. The range for the Liberty Global Group of 29% to 31% remains unchanged from our previously-reported expectation. The actual amount of our 2017 consolidated property and equipment additions and the 2017 property and equipment additions of the Liberty Global Group and the LiLAC Group may vary from expected amounts for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, including with respect to the timing of our recovery from Hurricanes Irma and Maria in Puerto Rico and certain markets within C&W, (c) our current or expected future operating results or (d) foreign currency exchange rates and (ii) the availability of sufficient capital.  Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.
Financing Activities. Our net cash flows from financing activities are as follows:

	Nine months ended
	September 30,
	2017	2016	Change
	in millions

Net cash used by financing activities:
Liberty Global Group	$(3,739.5)	$(1,218.8)	$(2,520.7)
LiLAC Group	36.8	269.8	(233.0)
Inter-group eliminations	0.4	(4.7)	5.1
Total	$(3,702.3)	$(953.7)	$(2,748.6)

The increase in total net cash used by our financing activities is primarily attributable to increases of (i) $1,153.7 million due to higher repurchases of Liberty Global ordinary shares, (ii) $803.0 million related to an increase in cash collateral, primarily due to a UPC Holding refinancing transaction, as further described in note 8 to our condensed consolidated financial statements, (iii) $397.8 million related to lower net borrowings of debt, (iv) $162.6 million related to VAT paid on behalf of the VodafoneZiggo JV and (v) $148.7 million due to higher payments of financing costs and debt premiums.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2017			2016
	Liberty Global Group	LiLAC Group	Total	Liberty Global Group	LiLAC Group	Total
	in millions

Net cash provided by operating activities	$3,640.0	$393.1	$4,033.1	$3,818.0	$227.5	$4,045.5
Cash payments for direct acquisition and disposition costs	6.9	2.8	9.7	26.8	62.7	89.5
Expenses financed by an intermediary (a)	1,067.1	56.9	1,124.0	605.9	1.1	607.0
Capital expenditures	(1,377.4)	(447.5)	(1,824.9)	(1,602.5)	(342.5)	(1,945.0)
Principal payments on amounts financed by vendors and intermediaries	(2,562.8)	(52.1)	(2,614.9)	(1,796.2)	—	(1,796.2)
Principal payments on certain capital leases	(66.7)	(6.7)	(73.4)	(82.2)	(3.5)	(85.7)
Adjusted free cash flow	$707.1	$(53.5)	$653.6	$969.8	$(54.7)	$915.1
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

Off Balance Sheet Arrangements

In the ordinary course of business, we may provide (i) indemnifications to our lenders, our vendors and certain other parties and (ii) performance and/or financial guarantees to local municipalities, our customers and vendors. Historically, these arrangements have not resulted in our company making any material payments and we do not believe that they will result in material payments in the future. For information concerning certain guarantee and letter of credit arrangements of C&W, see note 14 to our condensed consolidated financial statements.

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2017:

	Payments due during:							Total
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter
	in millions

Debt (excluding interest)	$1,493.0	$3,004.7	$428.7	$352.3	$2,903.2	$2,356.1	$36,311.7	$46,849.7
Capital leases (excluding interest)	46.0	137.1	116.5	108.7	106.8	110.3	791.1	1,416.5
Network and connectivity commitments	478.2	516.5	378.5	285.2	266.1	74.7	924.7	2,923.9
Programming commitments	332.6	1,134.3	647.7	282.1	96.9	48.7	63.5	2,605.8
Purchase commitments	721.9	367.9	283.4	198.0	85.5	25.8	64.3	1,746.8
Operating leases	41.4	130.1	108.4	87.2	70.0	57.9	216.3	711.3
Other commitments	15.3	30.6	14.7	9.3	8.3	8.3	7.8	94.3
Total (a)	$3,128.4	$5,321.2	$1,977.9	$1,322.8	$3,536.8	$2,681.8	$38,379.4	$56,348.3
Projected cash interest payments on debt and capital lease obligations (b):
Liberty Global Group	$333.2	$1,875.6	$1,791.9	$1,782.8	$1,743.4	$1,653.3	$4,736.6	$13,916.8
LiLAC Group	76.6	369.8	367.8	346.7	343.0	312.2	591.1	2,407.2
Total	$409.8	$2,245.4	$2,159.7	$2,129.5	$2,086.4	$1,965.5	$5,327.7	$16,324.0
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2017 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($436.5 million at September 30, 2017) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 8 to our condensed consolidated financial statements. For information concerning our commitments, see note 14 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with our derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2017 and 2016, see note 5 to our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2017.

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

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2017, $1,114.3 million or 52.8% and $687.7 million or 32.6% of our consolidated cash balances were denominated in U.S. dollars and British pound sterling, respectively.

Foreign Currency Exchange Rates

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2017	December 31, 2016
Spot rates:
Euro	0.8472	0.9481
British pound sterling	0.7466	0.8100
Swiss franc	0.9693	1.0172
Hungarian forint	263.97	293.29
Polish zloty	3.6538	4.1769
Czech koruna	22.014	25.623
Romanian lei	3.8959	4.3077
Chilean peso	638.65	670.23
Jamaican dollar	129.55	128.77

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Average rates:
Euro	0.8514	0.8961	0.8979	0.8957
British pound sterling	0.7643	0.7616	0.7845	0.7193
Swiss franc	0.9629	0.9758	0.9839	0.9797
Hungarian forint	260.96	278.79	277.57	279.65
Polish zloty	3.6255	3.8891	3.8377	3.9040
Czech koruna	22.217	24.221	23.902	24.221
Romanian lei	3.9018	4.0002	4.0944	4.0181
Chilean peso	642.20	661.52	654.02	679.85
Jamaican dollar	128.51	126.98	128.72	123.88

Interest Rate Risks

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to reduce exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2017, we effectively paid a fixed interest rate on substantially all of our debt. The final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 5 to our condensed consolidated financial statements.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £608 million ($814 million);

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £136 million ($182 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency derivative contracts by approximately £37 million ($50 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €503 million ($594 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €248 million ($293 million);

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €91 million ($107 million); and

(iv)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €49 million ($58 million).

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €320 million ($378 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €38 million ($45 million).

Telenet Cross-currency and Interest Rate Derivative Contracts and Interest Rate Caps, Collars and Swaps

Holding all other factors constant, at September 30, 2017:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €254 million ($300 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet interest rate cap, collar and swap contracts by approximately €131 million ($155 million).

VTR Cross-currency Derivative Contracts

Holding all other factors constant, at September 30, 2017, an instantaneous increase (decrease) of 10% in the value of the Chilean peso relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the VTR cross-currency derivative contracts by approximately CLP 108 billion ($169 million).

ITV Collar

Holding all other factors constant, at September 30, 2017, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £70 million ($93 million).

Sumitomo Collar

Holding all other factors constant, at September 30, 2017, an instantaneous increase (decrease) of 10% in the per share market price of Sumitomo’s common stock would have decreased (increased) the fair value of the Sumitomo Collar by approximately ¥3 billion ($26 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2017. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 5 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2017
		2018	2019	2020	2021	2022	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Liberty Global Group:
Interest-related (a)	$(2.9)	$15.4	$36.8	$(41.1)	$(23.8)	$(43.2)	$56.0	$(2.8)
Principal-related (b)	—	0.2	6.0	90.5	(144.2)	(237.6)	(905.1)	(1,190.2)
Other (c)	(33.8)	(6.9)	41.1	(16.6)	(339.4)	(117.6)	—	(473.2)
Total Liberty Global Group	(36.7)	8.7	83.9	32.8	(507.4)	(398.4)	(849.1)	(1,666.2)
LiLAC Group:
Interest-related (a)	2.7	43.6	28.2	27.0	26.4	25.6	57.3	210.8
Principal-related (b)	—	—	(2.2)	—	—	81.6	7.1	86.5
Other (c)	2.6	6.5	—	—	—	—	—	9.1
Total LiLAC Group	5.3	50.1	26.0	27.0	26.4	107.2	64.4	306.4
Total	$(31.4)	$58.8	$109.9	$59.8	$(481.0)	$(291.2)	$(784.7)	$(1,359.8)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency, interest rate and basis swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2017. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Unless otherwise defined herein, the capitalized terms used in Part II of this Quarterly Report on Form 10-Q are defined in the notes to our condensed consolidated financial statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

Liberty Global Shares:
July 1, 2017 through July 31, 2017:
Class A	1,740,100	$32.45	1,740,100	(b)
Class C	2,514,900	$31.86	2,514,900	(b)
August 1, 2017 through August 31, 2017:
Class A	1,085,800	$34.02	1,085,800	(b)
Class C	3,148,151	$33.09	3,148,151	(b)
September 1, 2017 through September 30, 2017:
Class A	2,614,800	$33.52	2,614,800	(b)
Class C	1,174,400	$32.50	1,174,400	(b)
Total Liberty Global Shares — July 1, 2017 through September 30, 2017:
Class A	5,440,700	$33.27	5,440,700	(b)
Class C	6,837,451	$32.54	6,837,451	(b)

LiLAC Shares:
July 1, 2017 through July 31, 2017:
Class A	209,556	$24.46	209,556	(c)
Class C	—	$—	—	(c)
August 1, 2017 through August 31, 2017:
Class A	191,342	$26.37	191,342	(c)
Class C	—	$—	—	(c)
September 1, 2017 through September 30, 2017:
Class A	84,235	$25.74	84,235	(c)
Class C	—	$—	—	(c)
Total LiLAC Shares — July 1, 2017 through September 30, 2017:
Class A	485,133	$25.44	485,133	(c)
Class C	—	$—	—	(c)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At September 30, 2017, the remaining amount authorized for repurchases of Liberty Global Shares was $367.7 million.

(c)	At September 30, 2017, the remaining amount authorized for repurchases of LiLAC Shares was $225.5 million.
ITEM 5. OTHER INFORMATION

Information Regarding Internal Separations in Preparation for the Split-off

In anticipation of and to facilitate the Split-off, under which Liberty Global will split-off its Latin American and Caribbean businesses, Liberty Global is planning to separate these businesses through a series of transactions that are intended to be tax-efficient from a United States perspective.

Liberty Global’s separation of its Latin American and Caribbean businesses is expected to consist of two phases: (i) a series of internal transactions undertaken by Liberty Global and its direct and indirect subsidiaries to separate the Latin American and Caribbean businesses that comprise Liberty Global’s LiLAC Group, including multiple distributions intended to qualify as tax-free spin-offs for U.S. tax purposes under Section 355 of the Internal Revenue Code followed by (ii) an external split-off by Liberty Global of the stock of a newly-formed corporation owning the LiLAC Group businesses to the current Liberty Global shareholders owning LiLAC Shares (i.e., the Split-off) in a distribution that is intended to qualify as a tax-free spinoff for U.S. tax purposes under Section 355 of the Internal Revenue Code.

In addition, Liberty Global is planning for the internal separation of LiLAC Communications through a series of transactions (collectively, the U.S. Internal Restructuring) that are intended to qualify as tax-free spin-offs for U.S. tax purposes under Section 355 of the Internal Revenue Code.

The Liberty Global subsidiaries or their successors that are anticipated to be distributing corporations under Section 355 in the U.S. Internal Restructuring include LGI International Inc. and Liberty Global, Inc.

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

4.2
Amended and Restated Telenet Credit Agreement dated August 10, 2017, between, among others, Telenet BVBA as original borrower, The Bank of Nova Scotia as senior agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2017 (File No. 001-35961)).

4.3
Indenture dated August 16, 2017, by and among C&W Senior Financing Designated Activity Company as issuer, The Bank of New York Mellon, London Branch, as trustee, principal paying agent and security trustee and The Bank of New York Mellon as paying agent, transfer agent and registrar in New York, relating to $700.0 million aggregate principal amount of 6.875% senior notes due 2027 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2017 (File No. 001-35961)).

4.4
Additional Facility AR Accession Agreement dated October 13, 2017 and entered into between, among others, UPC Financing Partnership, UPC Broadband Holding B.V. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2017 (File No. 001-35961) (the October 19, 2017 8-K)).

4.5
Additional Facility AS Accession Agreement dated October 13, 2017 and entered into between, among others, UPC Broadband Holding B.V. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the October 19, 2017 8-K).

4.6
Amendment and Restatement Agreement dated June 19, 2017 between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG as Security Trustee, London Branch and, attached as a schedule thereto, a copy of the Senior Facilities Agreement, originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia and Credit Suisse AG, London Branch as amended and restated by the Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2017 (File No. 001-35961) (the October 26, 2017 8-K).

4.7
Additional Facility C Accession Agreement dated October 20, 2017 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia GmbH, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee (incorporated by reference to Exhibit 4.2 to October 26, 2017 8-K.

4.8
Additional Facility D Accession Agreement dated October 20, 2017 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia Finance LLC, Unitymedia GmbH, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee (incorporated by reference to Exhibit 4.3 to the October 26, 2017 8-K).

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

LIBERTY GLOBAL PLC

Dated:	November 1, 2017	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 1, 2017	/s/ CHARLES H.R. BRACKEN
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

4.2
Amended and Restated Telenet Credit Agreement dated August 10, 2017, between, among others, Telenet BVBA as original borrower, The Bank of Nova Scotia as senior agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2017 (File No. 001-35961)).

4.3
Indenture dated August 16, 2017, by and among C&W Senior Financing Designated Activity Company as issuer, The Bank of New York Mellon, London Branch, as trustee, principal paying agent and security trustee and The Bank of New York Mellon as paying agent, transfer agent and registrar in New York, relating to $700.0 million aggregate principal amount of 6.875% senior notes due 2027 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2017 (File No. 001-35961)).

4.4
Additional Facility AR Accession Agreement dated October 13, 2017 and entered into between, among others, UPC Financing Partnership, UPC Broadband Holding B.V. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2017 (File No. 001-35961) (the October 19, 2017 8-K)).

4.5
Additional Facility AS Accession Agreement dated October 13, 2017 and entered into between, among others, UPC Broadband Holding B.V. and The Bank of Nova Scotia (incorporated by reference to Exhibit 4.2 to the October 19, 2017 8-K).

4.6
Amendment and Restatement Agreement dated June 19, 2017 between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG as Security Trustee, London Branch and, attached as a schedule thereto, a copy of the Senior Facilities Agreement, originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia and Credit Suisse AG, London Branch as amended and restated by the Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2017 (File No. 001-35961) (the October 26, 2017 8-K).

4.7
Additional Facility C Accession Agreement dated October 20, 2017 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia GmbH, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee (incorporated by reference to Exhibit 4.2 to October 26, 2017 8-K.

4.8
Additional Facility D Accession Agreement dated October 20, 2017 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia Finance LLC, Unitymedia GmbH, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee (incorporated by reference to Exhibit 4.3 to the October 26, 2017 8-K).

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