Form 10-Q
period 2018-03-31
Liberty Global plc
filed 2018-05-08
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+44.208.483.6449 or 303.220.6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2018 was: 216,973,376 class A ordinary shares, 11,102,619 class B ordinary shares and 570,148,328 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2018	December 31, 2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$554.9	$1,672.4
Trade receivables, net	1,623.6	1,540.4
Derivative instruments (note 6)	374.2	576.0
Prepaid expenses	267.2	144.4
Current assets held for sale (note 4)	38.4	34.9
Other current assets (notes 3 and 5)	599.5	363.5
Total current assets	3,457.8	4,331.6
Investments and related note receivables (including $2,288.8 million and $2,315.3 million, respectively, measured at fair value on a recurring basis) (note 5)	6,862.2	6,671.4
Property and equipment, net (note 8)	20,196.3	19,535.4
Goodwill (note 8)	19,000.5	18,547.4
Deferred tax assets (note 10)	3,266.0	3,157.2
Long-term assets held for sale (note 4)	1,245.9	1,187.3
Other assets, net (notes 3, 6 and 8)	4,282.9	4,166.5
Total assets	$58,311.6	$57,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2018	December 31, 2017
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,061.2	$1,046.6
Deferred revenue	1,230.0	1,048.1
Current portion of debt and capital lease obligations (note 9)	4,290.7	4,165.4
Accrued capital expenditures	609.7	718.9
Accrued interest	370.7	515.2
Accrued income taxes	517.2	472.3
Current liabilities held for sale (note 4)	97.9	78.5
Other accrued and current liabilities (notes 6 and 13)	2,211.4	1,920.8
Total current liabilities	10,388.8	9,965.8
Long-term debt and capital lease obligations (note 9)	38,276.0	38,049.5
Long-term liabilities held for sale (note 4)	85.8	77.8
Other long-term liabilities (notes 6, 10, and 13)	3,926.3	3,110.7
Total liabilities	52,676.9	51,203.8
Commitments and contingencies (notes 6, 9, 10 and 15)
Equity (note 11):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 217,547,694 and 219,668,579 shares, respectively	2.2	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 11,102,619 shares at each date	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 572,061,952 and 584,332,055 shares, respectively	5.7	5.8
Additional paid-in capital	10,860.5	11,358.6
Accumulated deficit	(7,084.0)	(6,217.6)
Accumulated other comprehensive earnings, net of taxes	2,248.2	1,656.0
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	6,032.6	6,805.0
Noncontrolling interests	(397.9)	(412.0)
Total equity	5,634.7	6,393.0
Total liabilities and equity	$58,311.6	$57,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2018	2017
	in millions, except share and per share amounts

Revenue (notes 3, 5 and 16)	$4,156.1	$3,519.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,002.6	812.0
Other operating (note 12)	608.5	520.1
Selling, general and administrative (SG&A) (note 12)	691.9	619.7
Depreciation and amortization	1,296.4	1,128.3
Impairment, restructuring and other operating items, net (note 13)	63.6	11.8
	3,663.0	3,091.9
Operating income	493.1	427.1
Non-operating income (expense):
Interest expense	(487.8)	(453.2)
Realized and unrealized losses on derivative instruments, net (note 6)	(300.3)	(241.8)
Foreign currency transaction gains (losses), net	(30.5)	64.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(57.2)	94.4
Losses on debt modification and extinguishment, net (note 9)	(2.6)	(45.3)
Share of losses of affiliates, net (note 5)	(36.5)	(15.7)
Other income, net	9.3	16.0
	(905.6)	(581.2)
Loss from continuing operations before income taxes	(412.5)	(154.1)
Income tax expense (note 10)	(766.1)	(102.2)
Loss from continuing operations	(1,178.6)	(256.3)
Loss from discontinued operations, net of taxes (note 4)	—	(10.9)
Net loss	(1,178.6)	(267.2)
Net earnings attributable to noncontrolling interests	(7.9)	(53.0)
Net loss attributable to Liberty Global shareholders	$(1,186.5)	$(320.2)

Basic and diluted loss from continuing operations attributable to Liberty Global shareholders per share (note 14)	$(1.47)	$(0.35)

Weighted average ordinary shares outstanding - basic and diluted (note 14)	807,879,932	890,464,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended
	March 31,
	2018	2017
	in millions

Net loss	$(1,178.6)	$(267.2)
Other comprehensive earnings, net of taxes:
Continuing operations:
Foreign currency translation adjustments	593.0	252.9
Pension-related adjustments and other	(0.8)	(1.3)
Other comprehensive earnings from continuing operations	592.2	251.6
Other comprehensive loss from discontinued operations	—	(11.7)
Other comprehensive earnings	592.2	239.9
Comprehensive loss	(586.4)	(27.3)
Comprehensive earnings attributable to noncontrolling interests	(7.9)	(52.5)
Comprehensive loss attributable to Liberty Global shareholders	$(594.3)	$(79.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Accounting change (note 2)	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net loss	—	—	—	—	(1,186.5)	—	—	(1,186.5)	7.9	(1,178.6)
Other comprehensive earnings, net of taxes	—	—	—	—	—	592.2	—	592.2	—	592.2
Repurchase and cancellation of Liberty Global ordinary shares (note 11)	—	—	(0.1)	(496.2)	—	—	—	(496.3)	—	(496.3)
Share-based compensation (note 12)	—	—	—	40.4	—	—	—	40.4	—	40.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(42.3)	—	—	—	(42.3)	1.8	(40.5)
Balance at March 31, 2018	$2.2	$0.1	$5.7	$10,860.5	$(7,084.0)	$2,248.2	$(0.1)	$6,032.6	$(397.9)	$5,634.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2018	2017
	in millions
Cash flows from operating activities:
Net loss	$(1,178.6)	$(267.2)
Loss from discontinued operations	—	(10.9)
Loss from continuing operations	(1,178.6)	(256.3)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Share-based compensation expense	45.8	33.4
Depreciation and amortization	1,296.4	1,128.3
Impairment, restructuring and other operating items, net	63.6	11.8
Amortization of deferred financing costs and non-cash interest	16.3	16.6
Realized and unrealized losses on derivative instruments, net	300.3	241.8
Foreign currency transaction losses (gains), net	30.5	(64.4)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	57.2	(94.4)
Losses on debt modification and extinguishment, net	2.6	45.3
Share of losses of affiliates, net	36.5	15.7
Deferred income tax benefit	(42.4)	(12.6)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	651.1	(160.8)
Net cash provided by operating activities of continuing operations	1,279.3	904.4
Net cash provided by operating activities of discontinued operations	—	75.0
Net cash provided by operating activities	1,279.3	979.4

Cash flows from investing activities:
Capital expenditures	(646.0)	(500.4)
Investments in and loans to affiliates and others	(22.4)	(25.1)
Distributions received from affiliates	—	1,569.4
Equalization payment related to the VodafoneZiggo JV Transaction	—	840.8
Other investing activities, net	(2.7)	4.5
Net cash provided (used) by investing activities of continuing operations	(671.1)	1,889.2
Net cash used by investing activities of discontinued operations	—	(127.0)
Net cash provided (used) by investing activities	$(671.1)	$1,762.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(unaudited)

	Three months ended
	March 31,
	2018	2017
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(1,933.4)	$(2,950.8)
Borrowings of debt	720.5	2,527.6
Repurchase of Liberty Global ordinary shares	(480.1)	(959.6)
Payment of financing costs and debt premiums	(10.2)	(71.1)
Net cash received (paid) related to derivative instruments	9.8	(150.5)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	—	(162.6)
Other financing activities, net	(39.0)	(16.1)
Net cash used by financing activities of continuing operations	(1,732.4)	(1,783.1)
Net cash provided by financing activities of discontinued operations	—	34.5
Net cash used by financing activities	(1,732.4)	(1,748.6)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	14.1	22.7
Discontinued operations	—	(0.5)
Total	14.1	22.2

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	(1,110.1)	1,033.2
Discontinued operations	—	(18.0)
Total	(1,110.1)	1,015.2

Cash and cash equivalents and restricted cash — continuing operations:
Beginning of period	1,682.9	1,087.4
End of period	$572.8	$2,120.6

Cash paid for interest:
Continuing operations	$628.3	$685.1
Discontinued operations	—	168.2
Total	$628.3	$853.3

Net cash paid for taxes:
Continuing operations	$123.0	$181.6
Discontinued operations	—	34.6
Total	$123.0	$216.2

Reconciliation of end of period cash and cash equivalents and restricted cash — continuing operations:
Cash and cash equivalents	$554.9	$2,109.6
Restricted cash included in other current assets	15.3	8.6
Restricted cash included in other assets, net	2.6	2.4
Total cash and cash equivalents and restricted cash	$572.8	$2,120.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at March 31, 2018 in 11 European countries.

We provide residential and business-to-business (B2B) communication services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), (ii) Germany through Unitymedia GmbH (Unitymedia), (iii) Belgium through Telenet Group Holding N.V. (Telenet), a 57.6%-owned subsidiary, and (iv) seven other European countries through UPC Holding B.V. and UPC Broadband Slovakia s.r.o (collectively, UPC Holding). Virgin Media, Unitymedia and UPC Holding are each wholly-owned subsidiaries of Liberty Global. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV (as defined in note 5), which provides video, broadband internet, fixed-line telephony, mobile and B2B services in the Netherlands.

Prior to the completion of the Split-off Transaction (as defined and described in note 4), we also provided residential and B2B services in (i) 18 countries, predominantly in Latin America and the Caribbean, through Cable &Wireless Communications Limited (C&W), (ii) Chile through VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico). C&W and VTR were wholly-owned subsidiaries, and Liberty Puerto Rico was an entity in which we held a 60.0% ownership interest. C&W also provided (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks that connected over 40 markets in that region. The operations of C&W, VTR, Liberty Puerto Rico and certain other entities that were associated with our businesses in Latin America and the Caribbean are collectively referred to here as the “LiLAC Group.” As a result of the Split-off Transaction, the entities attributed to the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017. Unless otherwise noted, the amounts presented in these notes relate only to our continuing operations.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2017 consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K (our 10-K).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, certain components of revenue, programming and copyright costs, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2018.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect of the adoption to our accumulated deficit. We applied the new standard to contracts that were not complete at January 1, 2018. The comparative information for the three months ended March 31, 2017 contained within these condensed consolidated financial statements and notes has not been restated and continues to be reported under the accounting standards in effect for such period. The implementation of ASU 2014-09 did not have a material impact on our consolidated financial statements.

The principal impacts of ASU 2014-09 on our revenue recognition policies relate to our accounting for (i) time-limited discounts and free service periods provided to our customers and (ii) certain upfront fees charged to our customers, as follows:

•
When we enter into contracts to provide services to our customers, we often provide time-limited discounts or free service periods. Under previous accounting rules, we recognized revenue, net of discounts, during the promotional periods and did not recognize any revenue during free service periods. Under ASU 2014-09, revenue recognition for those contracts that contain substantive termination penalties is accelerated, as the impact of the discounts or free service periods is recognized uniformly over the contractual period. For contracts that do not have substantive termination penalties, we continue to record the impacts of partial or full discounts during the applicable promotional periods.

•
When we enter into contracts to provide services to our customers, we often charge installation or other upfront fees. Under previous accounting rules, installation fees related to services provided over our cable networks were recognized as revenue during the period in which the installation occurred to the extent these fees were equal to or less than direct selling costs. Under ASU 2014-09, these fees are generally deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

ASU 2014-09 also impacted our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts. Under our previous policy, these costs were expensed as incurred unless the costs were in the scope of another accounting topic that allowed for capitalization. Under ASU 2014-09, the upfront costs associated with contracts that have substantive termination penalties and a term of one year or more are recognized as assets and amortized to operating costs and expenses over the applicable period benefited.

We did not make any significant changes to our internal control environment as a result of adopting ASU 2014-09.

For additional information regarding our adoption of ASU 2014-09, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

The cumulative effect of the adoption of ASU 2014-09 on our summary balance sheet information as of January 1, 2018 is as follows:

	Balance at December 31, 2017	ASU 2014-09 Adjustments	Balance at January 1, 2018
	in millions
Assets:
Trade receivables, net	$1,540.4	(3.2)	$1,537.2
Other current assets	$363.5	177.3	$540.8
Investments and related note receivables (a)	$6,671.4	191.2	$6,862.6
Deferred tax assets	$3,157.2	(16.0)	$3,141.2
Other assets, net	$4,166.5	50.5	$4,217.0

Liabilities:
Deferred revenue	$1,048.1	32.3	$1,080.4
Other accrued and current liabilities	$1,920.8	1.2	$1,922.0
Other long-term liabilities	$3,110.7	41.8	$3,152.5

Equity:
Accumulated deficit (a)	$(6,217.6)	320.1	$(5,897.5)
Noncontrolling interests	$(412.0)	4.4	$(407.6)
_______________

(a)	The ASU 2014-09 adjustment amounts include the impact of our $191.2 million share of the VodafoneZiggo JV’s adjustment to its accumulated deficit.

The impact of our adoption of ASU 2014-09 on our condensed consolidated balance sheet as of March 31, 2018 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our condensed consolidated statement of operations for the three months ended March 31, 2018.

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification to other income, net, of credits within our SG&A expenses and operating expenses of $3.2 million and $0.9 million, respectively, in our condensed consolidated statement of operations for the three months ended March 31, 2017.

ASU 2016-01

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 primarily impacts our accounting for certain equity investments that were previously accounted for under the cost method. Under ASU 2016-01, these investments, which do not have readily determinable fair values, are accounted for at cost minus impairment, adjusted for any observable price changes of similar investments of the same issuer. We adopted the amendments of ASU 2016-01 related to equity securities without readily determinable fair values on January 1, 2018 on a prospective basis.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

ASU 2016-18

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18), which requires the change in restricted cash to be included together with the change in cash and cash equivalents in our consolidated statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 on a retrospective basis.

Recent Accounting Pronouncements

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing right-of-use assets and lease liabilities on the balance sheet with additional disclosures about leasing arrangements. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, although the FASB has proposed an additional transition method to simplify the modified retrospective approach. The modified retrospective approach also includes a number of optional practical expedients an entity may elect to apply. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019. Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, the main impact of the adoption of this standard will be the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet for those leases classified as operating leases under current U.S. GAAP. For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of March 31, 2018, see note 15. We currently do not expect ASU 2016-02 to have a significant impact on our consolidated statements of operations or cash flows.

(3)    Revenue Recognition and Related Costs

Policies

Our revenue recognition and certain other accounting polices, as revised to reflect the impacts of our adoption of ASU 2014-09, are set forth below.

Service Revenue — Cable Networks. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our cable network to customers in the periods the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our cable network are generally deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

Sale of Multiple Products and Services. We sell video, broadband internet, fixed-line telephony and, in most of our markets, mobile services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual products or services based on the relative standalone selling price for each respective product or service.

Mobile Revenue — General. Consideration from mobile contracts is allocated to the airtime service component and the handset component based on the relative standalone selling prices of each component. In markets where we offer handsets and airtime services in separate contracts entered into at the same time, we account for these contracts as a single contract.

Mobile Revenue — Airtime Services. We recognize revenue from mobile services in the periods in which the related services are provided. Revenue from pre-pay customers is deferred prior to the commencement of services and recognized as the services are rendered or usage rights expire.

Mobile Revenue — Handset Revenue. Revenue from the sale of handsets is recognized at the point in which the goods have been transferred to the customer. Some of our mobile handset contracts that permit the customer to take control of the handset upfront and pay for the handset in installments over a contractual period may contain a significant financing component. For contracts with terms of one year or more, we recognize any significant financing component as revenue over the contractual period using the effective interest method. We do not record the effect of a significant financing component if the contractual period is less than one year.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

B2B Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis, generally over the longer of the term of the arrangement or the expected period of performance.

Contract Costs. Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are generally recognized as assets and amortized to SG&A expenses over the applicable period benefited, which generally is the contract life. If, however, the amortization period is less than one year, we expense such costs in the period incurred.

Contract fulfillment costs, such as porting costs, are recognized as assets and amortized to other operating costs over the applicable period benefited, which is generally the substantive contract term for the related service contract.

Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized uniformly over the contractual period if the contract has substantive termination penalties. If a contract does not have substantive termination penalties, revenue is recognized only to the extent of the discounted monthly fees charged to the subscriber, if any.

Subscriber Advance Payments. Payments received in advance for the services we provide are deferred and recognized as revenue when the associated services are provided.

Sales, Use and Other Value-Added Taxes. Revenue is recorded net of applicable sales, use and other value-added taxes.

For a disaggregation of our revenue by major category and by reportable and geographic segment, see note 16.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $107.4 million and $108.0 million at March 31, 2018 and January 1, 2018, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period. Our contract assets were $46.8 million and $42.0 million as of March 31, 2018 and January 1, 2018, respectively. The current- and long-term portions of our contract asset balance at March 31, 2018 are included within other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $1,306.3 million and $1,160.6 million as of March 31, 2018 and January 1, 2018, respectively. The increase in deferred revenue for the three months ended March 31, 2018 is primarily due to increased advanced billings in certain markets, partially offset by $719.3 million of revenue recognized that was included in our deferred revenue balance at January 1, 2018. The current- and long-term portions of our deferred revenue balance at March 31, 2018 are included within deferred revenue and other long-term liabilities, respectively, in our condensed consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain a contract and contract fulfillment costs were $186.1 million and $182.1 million at March 31, 2018 and January 1, 2018, respectively. The current and long-term portions of our assets related to contract costs at March 31, 2018 are included within other current assets and other assets, net, respectively, in our condensed consolidated balance sheet. We recorded amortization of $54.1 million during the three months ended March 31, 2018 related to these assets.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Unsatisfied Performance Obligations

A large portion of our revenue is derived from customers who are not subject to contracts. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 to 24 months for our residential service and mobile contracts and one to five years for our B2B contracts.

(4)    Acquisitions, Disposals and Discontinued Operations

2017 Acquisitions

SFR BeLux. On June 19, 2017, Telenet acquired Coditel Brabant sprl, operating under the SFR brand (SFR BeLux), for a cash and debt free purchase price of €369.0 million ($410.3 million at the applicable rates) (the SFR BeLux Acquisition) after post-closing adjustments. SFR BeLux provides cable services to households and businesses in Belgium (Brussels and Wallonia regions) and Luxembourg and offers mobile services in Belgium through a mobile virtual network operator (MVNO) agreement with Telenet Group BVBA (BASE).

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

Effective with the signing of the agreement, we began accounting for UPC Austria as held for sale. Accordingly, we no longer depreciate or amortize the long-lived assets of UPC Austria. Long-lived assets classified as held for sale are measured at the lower of carrying amount or fair value less cost to sell. Since the aggregate carrying value of UPC Austria is less than the estimated fair value less cost to sell, no adjustment to the carrying value was necessary. The carrying amounts of UPC Austria’s major classes of assets and liabilities, which are are classified as held for sale, are summarized below:

	March 31, 2018	December 31, 2017
	in millions
Assets:
Current assets other than cash	$33.3	$29.2
Property and equipment, net	494.0	451.9
Goodwill	748.5	732.2
Other assets, net	3.4	3.2
Total assets	$1,279.2	$1,216.5

Liabilities:
Current portion of debt and capital lease obligations	$0.8	$0.8
Other accrued and current liabilities	97.1	77.7
Other long-term liabilities	85.8	77.8
Total liabilities	$183.7	$156.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Our condensed consolidated statements of operations include aggregate earnings before income taxes attributable to UPC Austria of $55.5 million and $30.2 million during the three months ended March 31, 2018 and 2017, respectively, and aggregate earnings before income taxes attributable to Liberty Global shareholders of $53.2 million and $28.5 million, respectively.

Discontinued Operations

On December 29, 2017, in order to effect the split-off of the LiLAC Group (the Split-off Transaction), we distributed 100% of the common shares (the Distribution) of Liberty Latin America Ltd. (Liberty Latin America) to the holders of our then outstanding LiLAC Class A, Class B and Class C ordinary shares (collectively, the LiLAC Shares). Just prior to the completion of the Split-off Transaction, all of the businesses, assets and liabilities of the LiLAC Group were transferred to Liberty Latin America, which was then a wholly-owned subsidiary of Liberty Global. Following the Distribution, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights) and Liberty Latin America became an independent publicly-traded company that is no longer consolidated by Liberty Global. Accordingly, the entities comprising the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017. No gain or loss was recognized in connection with the Split-off Transaction.

In connection with the Split-off Transaction, we entered into several agreements that govern certain transactions and other matters between our company and Liberty Latin America (the Split-off Agreements). During the three months ended March 31, 2018, the impacts of the Split-off Agreements and other normal recurring transactions between our company and Liberty Latin America were not material.

The operating results of the LiLAC Group for the three months ended March 31, 2017, which are classified as discontinued operations in our condensed consolidated statement of operations, are summarized in the following table (in millions, except share and per share amount). These amounts exclude the LiLAC Group’s intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

Revenue	$910.9
Operating income	$134.8
Earnings before income taxes and noncontrolling interests	$33.7
Income tax expense	$(44.6)
Net earnings attributable to noncontrolling interests	$(16.4)
Loss from discontinued operations attributable to Liberty Global shareholders, net of taxes	$(27.3)
Basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share	$(0.16)

Weighted average ordinary shares outstanding - basic and diluted	172,743,854

We reported a loss from discontinued operations attributable to Liberty Global shareholders during the three months ended March 31, 2017. Therefore, the potentially dilutive effect of certain share-based incentive awards with respect to LiLAC Shares was not included in the computation of diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share because their inclusion would have been anti-dilutive to the computation or, in the case of certain performance-based restricted share units (PSUs), because such awards had not yet met the applicable performance criteria.

Other

Multimedia. On October 18, 2016, our subsidiary UPC Polska SP Z.o.o. (UPC Poland) entered into a definitive agreement to acquire the cable business of Multimedia Polska S.A. (Multimedia), the third-largest cable operator in Poland. On October 18, 2017, the Polish regulator issued a statement of objection against the proposed transaction on the basis that such transaction could restrict competition in a number of cities across the country. On March 23, 2018, UPC Poland withdrew its application for regulatory clearance to acquire Multimedia after failing to agree to revised commercial terms with the sellers that take into account current regulatory and market conditions. In addition, the agreement to acquire Multimedia has been terminated.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2018	December 31, 2017
	in millions
Equity (a):
VodafoneZiggo JV (b)	$4,408.0	$4,162.8
Other	165.4	161.8
Total — equity	4,573.4	4,324.6
Fair value:
ITV plc (ITV) — subject to re-use rights	805.2	892.0
Sumitomo Corporation (Sumitomo)	768.3	776.5
ITI Neovision S.A. (ITI Neovision)	169.1	161.9
Casa Systems, Inc. (Casa)	130.1	76.3
Lions Gate Entertainment Corp (Lionsgate)	124.8	163.9
Other	291.3	244.7
Total — fair value	2,288.8	2,315.3
Cost (c)	—	31.5
Total	$6,862.2	$6,671.4
_______________

(a)	At March 31, 2018 and December 31, 2017, the aggregate carrying amounts of our equity method investments did not materially exceed our proportionate share of the respective investees’ net assets.

(b)
Amounts include a related-party note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $1,106.2 million and $1,081.9 million, respectively, due from a subsidiary of the VodafoneZiggo JV (as defined below) to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and requires €100.0 million ($122.9 million) of principal to be paid annually during the first three years of the agreement, with the remaining principal due on January 16, 2027. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. During the three months ended March 31, 2018, interest accrued on the VodafoneZiggo JV Receivable was $15.2 million, all of which has been cash settled.

(c)	As a result of the January 1, 2018 adoption of ASU 2016-01, all of our cost investments have been reclassified to fair value investments.

For information regarding the impact of the adoption of ASU 2014-09 on our accumulated deficit and our investment in the VodafoneZiggo JV, see note 2.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Equity Method Investments

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended March 31,
	2018	2017
	in millions

VodafoneZiggo JV (a)	$26.8	$1.3
Other	9.7	14.4
Total	$36.5	$15.7
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

VodafoneZiggo JV. On December 31, 2016, one of our wholly-owned subsidiaries contributed VodafoneZiggo Holding B.V. and its subsidiaries (VodafoneZiggo Holding) to VodafoneZiggo Group Holding B.V., an entity that was formed as a 50:50 joint venture (the “VodafoneZiggo JV”) between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV Transaction).

On January 4, 2017, in connection with the completion of the VodafoneZiggo JV Transaction, we received cash of €2.2 billion ($2.4 billion at the transaction date) comprising (i) a distribution reflecting our 50% share of the €2.8 billion ($2.9 billion at the transaction date) of net proceeds from the various debt financing arrangements entered into by certain subsidiaries of VodafoneZiggo Holding during the third quarter of 2016 and (ii) an equalization payment from Vodafone of €802.9 million ($840.8 million at the transaction date) that was subject to post-closing adjustments. During the second quarter of 2017, the equalization amount was finalized, resulting in the receipt of an additional €3.9 million ($4.5 million at the transaction date) from Vodafone.

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding B.V. that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017.

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. During the three months ended March 31, 2018 and 2017, we recorded revenue of $34.5 million and $31.5 million, respectively, related to the JV Services. In addition, at March 31, 2018 and December 31, 2017, $65.9 million and $33.3 million, respectively, was due from the VodafoneZiggo JV primarily related to (a) services performed under the Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VodafoneZiggo JV. Amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets in our condensed consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing efforts and increasing or unlimited data bundles. If the adverse impacts of economic, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or cash flows of the VodafoneZiggo JV, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended
	March 31,
	2018	2017
	in millions

Revenue	$1,195.0	$1,083.8
Loss before income taxes	$(104.0)	$(43.6)
Net loss	$(76.7)	$(30.6)

(6)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

	March 31, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$362.7	$1,089.9	$1,452.6	$558.5	$1,171.4	$1,729.9
Equity-related derivative instruments (c)	—	705.3	705.3	—	560.9	560.9
Foreign currency forward and option contracts	11.0	—	11.0	17.0	0.1	17.1
Other	0.5	0.5	1.0	0.5	0.6	1.1
Total	$374.2	$1,795.7	$2,169.9	$576.0	$1,733.0	$2,309.0

	March 31, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Liabilities:
Cross-currency and interest rate derivative contracts (b)	$380.1	$1,967.1	$2,347.2	$239.1	$1,866.4	$2,105.5
Equity-related derivative instruments (c)	5.1	—	5.1	5.4	—	5.4
Foreign currency forward and option contracts	5.8	—	5.8	7.7	0.2	7.9
Total	$391.0	$1,967.1	$2,358.1	$252.2	$1,866.6	$2,118.8
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain of $47.2 million and $65.9 million during the three months ended March 31, 2018 and 2017, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company, (ii) the share collar (the Sumitomo Collar) with respect to a portion of the shares of Sumitomo held by our company and (iii) the prepaid forward transaction (the Lionsgate Forward) with respect to 1.25 million of our voting and 1.25 million of our non-voting Lionsgate shares. The fair values of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2018	2017
	in millions
Cross-currency and interest rate derivative contracts	$(451.0)	$(154.3)
Equity-related derivative instruments:
ITV Collar	123.6	(53.2)
Sumitomo Collar	11.4	(23.5)
Lionsgate Forward	9.0	0.5
Other	1.2	(5.8)
Total equity-related derivative instruments	145.2	(82.0)
Foreign currency forward and option contracts	6.4	(6.0)
Other	(0.9)	0.5
Total	$(300.3)	$(241.8)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
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

	Three months ended
	March 31,
	2018	2017
	in millions
Operating activities	$64.7	$92.9
Financing activities	9.8	(150.5)
Total	$74.5	$(57.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At March 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $205.3 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2018, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		4.8
	$8,933.0		£5,844.3	(a) (b)	5.5
	£2,396.1		$3,450.0	(a)	6.8

UPC Holding	$2,765.0		€2,276.7		6.5
	$1,200.0	CHF	1,107.5	(b)	7.0
	€2,521.2	CHF	2,901.0	(b)	5.7
	€418.5	CZK	11,521.8		2.3
	€488.0	HUF	138,437.5		3.8
	€851.6	PLN	3,604.5		3.5
	€225.9	RON	650.0		3.9

Unitymedia	$3,155.0		€2,603.5		6.3

Telenet	$3,195.0		€2,834.1	(b)	7.1
_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At March 31, 2018, the total U.S. dollar equivalents of the notional amount of these derivative instruments was $3.8 billion.

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2018. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Interest Rate Swap Contracts

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2018:

	Borrowing group pays fixed rate (a)		Borrowing group receives fixed rate
Borrowing group	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Virgin Media	$19,778.6	3.9	$12,515.8	5.9

UPC Holding	$5,988.0	5.3	$3,543.8	7.5

Unitymedia	$8,766.1	4.1	$6,208.0	7.2

Telenet	$3,880.3	5.7	$1,753.9	5.5

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at March 31, 2018:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$7,445.5		£1.5	2.45%
	$878.4		€1.2	1.98%

UPC Holding	$1,376.6	CHF	0.8	1.22%

Unitymedia	$4,372.2		€1.6	1.93%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table se

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

ts forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,661.5	0.7

UPC Holding	$1,975.0	0.8

Unitymedia	$1,705.0	0.6

Telenet (a)	$1,600.0	0.8

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2018, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $175.2 million and $697.5 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase (decrease) to borrowing costs at March 31, 2018 (a)

Virgin Media	(0.21)%
UPC Holding	0.15%
Unitymedia	(0.62)%
Telenet	(0.33)%
Total decrease to borrowing costs	(0.27)%

_______________

(a)	Represents the effect of derivative instruments in effect at March 31, 2018 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2018, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $1.2 billion.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the borrowed shares of Sumitomo pursuant to a securities lending arrangement (the Sumitomo Share Loan). The reported fair values of these investments and instruments as of March 31, 2018 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2018 and 2017, we did not perform significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 8 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2018 using:
Description	March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,452.6	$—	$1,443.8	$8.8
Equity-related derivative instruments	705.3	—	—	705.3
Foreign currency forward and option contracts	11.0	—	11.0	—
Other	1.0	—	1.0	—
Total derivative instruments	2,169.9	—	1,455.8	714.1
Investments	2,288.8	1,828.4	—	460.4
Total assets	$4,458.7	$1,828.4	$1,455.8	$1,174.5

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,347.2	$—	$2,343.9	$3.3
Equity-related derivative instruments	5.1	—	—	5.1
Foreign currency forward and option contracts	5.8	—	5.8	—
Total derivative liabilities	2,358.1	—	2,349.7	8.4
Debt	949.6	615.1	334.5	—
Total liabilities	$3,307.7	$615.1	$2,684.2	$8.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

		Fair value measurements at December 31, 2017 using:
Description	December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,729.9	$—	$1,722.2	$7.7
Equity-related derivative instruments	560.9	—	—	560.9
Foreign currency forward and option contracts	17.1	—	17.1	—
Other	1.1	—	1.1	—
Total derivative instruments	2,309.0	—	1,740.4	568.6
Investments	2,315.3	1,908.7	—	406.6
Total assets	$4,624.3	$1,908.7	$1,740.4	$975.2

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,105.5	$—	$2,102.3	$3.2
Equity-related derivative instruments	5.4	—	—	5.4
Foreign currency forward and option contracts	7.9	—	7.9	—
Total derivative instruments	2,118.8	—	2,110.2	8.6
Debt	965.7	621.7	344.0	—
Total liabilities	$3,084.5	$621.7	$2,454.2	$8.6

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2018	$406.6	$4.5	$555.5	$966.6
Gains included in net loss (a):
Realized and unrealized gains on derivative instruments, net	—	1.0	145.2	146.2
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	3.0	—	—	3.0
Additions	14.7	—	—	14.7
Impact of ASU 2016-01	31.9	—	—	31.9
Foreign currency translation adjustments and other, net	4.2	—	(0.5)	3.7
Balance of net assets at March 31, 2018	$460.4	$5.5	$700.2	$1,166.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2018.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2018	December 31, 2017
	in millions

Distribution systems	$26,482.9	$25,202.2
Customer premises equipment	5,930.3	5,617.7
Support equipment, buildings and land	5,759.4	5,415.1
Total property and equipment, gross	38,172.6	36,235.0
Accumulated depreciation	(17,976.3)	(16,699.6)
Total property and equipment, net	$20,196.3	$19,535.4

During the three months ended March 31, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $743.4 million and $614.4 million, respectively, which exclude related VAT of $107.1 million and $97.7 million, respectively, that was also financed by our vendors under these arrangements. In addition, during the three months ended March 31, 2018 and 2017, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $29.5 million and $31.4 million, respectively.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2018 are set forth below:

	January 1, 2018	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2018
	in millions

U.K./Ireland	$8,134.1	$—	$292.2	$8,426.3
Belgium	2,681.7	(50.0)	55.0	2,686.7
Germany	3,434.5	—	77.0	3,511.5
Switzerland/Austria	2,931.3	—	50.5	2,981.8
Central and Eastern Europe	1,353.5	2.1	26.3	1,381.9
Central and Corporate	12.3	—	—	12.3
Total	$18,547.4	$(47.9)	$501.0	$19,000.5

If among other factors, (i) our equity values were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, in our condensed consolidated balance sheets, are set forth below:

	March 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$5,095.0	$(3,512.8)	$1,582.2	$4,862.4	$(3,240.3)	$1,622.1
Other	555.3	(249.7)	305.6	542.7	(229.4)	313.3
Total	$5,650.3	$(3,762.5)	$1,887.8	$5,405.1	$(3,469.7)	$1,935.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(9)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2018					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
		in millions

VM Notes	5.54%	—	$—	$9,891.3	$9,987.4	$9,750.9	$9,565.7
VM Credit Facilities	4.19%	(d)	946.2	4,889.0	4,681.5	4,869.2	4,676.2
Unitymedia Notes	4.73%	—	—	5,892.3	5,773.3	5,555.2	5,465.2
Unitymedia Credit Facilities	3.55%	€500.0	614.6	2,718.7	2,698.4	2,719.0	2,696.8
UPCB SPE Notes	4.49%	—	—	2,580.9	2,638.8	2,614.9	2,582.6
UPC Holding Bank Facility	3.91%	€990.1	1,216.9	2,596.8	2,576.4	2,589.6	2,576.1
UPC Holding Senior Notes	4.55%	—	—	1,242.2	1,272.5	1,330.5	1,313.4
Telenet Credit Facility	3.65%	(e)	846.9	2,211.3	2,188.9	2,197.2	2,177.6
Telenet Senior Secured Notes	4.65%	—	—	1,677.3	1,724.4	1,737.5	1,721.3
Telenet SPE Notes	5.52%	—	—	960.2	1,014.4	893.6	937.7
Vendor financing (f)	3.74%	—	—	3,768.1	4,039.7	3,768.1	4,039.7
ITV Collar Loan	0.71%	—	—	1,484.6	1,445.8	1,517.1	1,463.8
Sumitomo Share Loan (g)	0.95%	—	—	615.1	621.7	615.1	621.7
Derivative-related debt instruments (h)	3.38%	—	—	604.4	612.4	585.6	592.5
Sumitomo Collar Loan	1.88%	—	—	179.4	170.3	178.9	169.1
Other (i)	5.70%	—	—	404.7	413.4	410.7	418.2
Total debt before deferred financing costs, discounts and premiums	4.35%		$3,624.6	$41,716.3	$41,859.3	$41,333.1	$41,017.6

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and capital lease obligations:

	March 31, 2018	December 31, 2017
	in millions

Total debt before deferred financing costs, discounts and premiums	$41,333.1	$41,017.6
Deferred financing costs, discounts and premiums, net	(216.7)	(223.2)
Total carrying amount of debt	41,116.4	40,794.4
Capital lease obligations (j)	1,450.3	1,420.5
Total debt and capital lease obligations	42,566.7	42,214.9
Current maturities of debt and capital lease obligations	(4,290.7)	(4,165.4)
Long-term debt and capital lease obligations	$38,276.0	$38,049.5

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.20% at March 31, 2018. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2018, based on the applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant March 31, 2018 compliance reporting requirements, we expect that the full amount of unused borrowing capacity will continue to be available and that there will be no restrictions with respect to loans or distributions.

(c)
The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

(d)
Unused borrowing capacity under the VM Credit Facilities relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($946.2 million). In February 2018, the VM Revolving Facility was amended and split into two revolving facilities. VM Revolving Facility A is a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £75.0 million ($105.2 million), and VM Revolving Facility B is a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £600.0 million ($841.0 million). All other terms from the previously existing VM Revolving Facility continue to apply to the new revolving facilities.

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($491.6 million) under Telenet Facility AG, (ii) $300.0 million under the Telenet Facility AL Add-on, as defined and described below, (iii) €25.0 million ($30.7 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($24.6 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2018.

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

(g)	The Sumitomo Share Loan is carried at fair value. For information regarding fair value hierarchies, see note 7.

(h)
Represents amounts associated with certain derivative-related borrowing instruments, including $334.5 million and $344.0 million at March 31, 2018 and December 31, 2017, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(i)	Amounts include $158.4 million and $160.9 million at March 31, 2018 and December 31, 2017, respectively, of debt collateralized by certain trade receivables of Virgin Media.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(j)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	March 31, 2018	December 31, 2017
	in millions

Unitymedia	$733.6	$722.4
Telenet	476.2	456.1
UPC Holding	95.4	95.7
Virgin Media	81.3	79.1
Other subsidiaries	63.8	67.2
Total	$1,450.3	$1,420.5

Refinancing Transactions - General Information

At March 31, 2018, most of our outstanding debt had been incurred by one of our four subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, Unitymedia, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of any financing transactions completed during the first three months of 2018. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 10 to the consolidated financial statements included in our 10-K.

Telenet Refinancing Transactions

In March 2018, Telenet used existing cash to prepay 10% of the original principal amount of Telenet Funded Facility AB, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance VI and, in turn, Telenet Finance VI used such proceeds to redeem 10% of the original principal amount of the Telenet Finance VI Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment, net, of $2.6 million related to (i) the payment of $2.0 million of redemption premiums and (ii) the write-off of $0.6 million of unamortized deferred financing costs and discounts.

In March 2018, commitments under Telenet Facility AL were increased by $300.0 million (the Telenet Facility AL Add-on). The terms of the Telenet Facility AL Add-on are consistent with those of Telenet Facility AL. In April 2018, Telenet drew the full $300.0 million of the Telenet Facility AL Add-on and used the net proceeds, together with existing cash, to prepay in full the €250.0 million ($307.3 million) outstanding principal amount under Telenet Facility V, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance V and, in turn, Telenet Finance V used such proceeds to redeem in full the €250.0 million outstanding principal amount of the Telenet Finance V Notes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of March 31, 2018 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on March 31, 2018 exchange rates:

Debt:

	Virgin Media	Unitymedia	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2018 (remainder of year)	$2,320.0	$389.2	$542.0	$710.4	$197.8	$4,159.4
2019	133.8	57.6	79.4	47.2	42.2	360.2
2020	92.6	3.7	20.3	13.9	215.9	346.4
2021	1,402.6	3.6	20.0	12.3	1,657.1	3,095.6
2022	407.8	3.4	15.3	12.6	338.5	777.6
2023	979.6	515.1	9.9	12.8	—	1,517.4
Thereafter	11,960.2	7,973.0	6,534.9	4,608.4	—	31,076.5
Total debt maturities	17,296.6	8,945.6	7,221.8	5,417.6	2,451.5	41,333.1
Deferred financing costs, discounts and premiums, net	(61.6)	(50.7)	(52.4)	(24.5)	(27.5)	(216.7)
Total debt	$17,235.0	$8,894.9	$7,169.4	$5,393.1	$2,424.0	$41,116.4
Current portion	$2,325.7	$445.2	$616.8	$736.7	$25.8	$4,150.2
Noncurrent portion	$14,909.3	$8,449.7	$6,552.6	$4,656.4	$2,398.2	$36,966.2
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Capital lease obligations:

	Unitymedia	Telenet	UPC Holding	Virgin Media	Other	Total
	in millions
Year ending December 31:
2018 (remainder of year)	$69.7	$70.0	$12.8	$14.7	$18.4	$185.6
2019	92.3	75.8	17.5	11.5	16.9	214.0
2020	92.0	71.6	17.7	8.3	10.6	200.2
2021	91.7	68.1	18.6	8.6	5.2	192.2
2022	91.3	69.1	14.7	10.2	3.0	188.3
2023	90.1	57.9	12.6	6.0	18.2	184.8
Thereafter	620.7	220.5	21.8	183.6	—	1,046.6
Total principal and interest payments	1,147.8	633.0	115.7	242.9	72.3	2,211.7
Amounts representing interest	(414.2)	(156.8)	(20.3)	(161.6)	(8.5)	(761.4)
Present value of net minimum lease payments	$733.6	$476.2	$95.4	$81.3	$63.8	$1,450.3
Current portion	$37.7	$58.8	$11.5	$13.5	$19.0	$140.5
Noncurrent portion	$695.9	$417.4	$83.9	$67.8	$44.8	$1,309.8

Non-cash Refinancing Transactions

During the three months ended March 31, 2017, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $2,800.5 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(10)    Income Taxes

Income tax expense attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended
	March 31,
	2018	2017
	in millions

Computed “expected” tax benefit (a)	$78.4	$29.7
Mandatory Repatriation Tax (b)	(1,210.5)	—
Change in valuation allowances (b) (c):
Benefit	553.4	12.1
Expense	(35.3)	(68.0)
Non-deductible or non-taxable foreign currency exchange results (c):
Expense	(83.0)	(29.1)
Benefit	2.3	1.2
Non-deductible or non-taxable interest and other items (c):
Expense	(39.7)	(55.7)
Benefit	13.1	8.7
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c):
Expense	(29.9)	(14.0)
Benefit	3.7	0.4
International rate differences (c) (d):
Expense	(21.1)	(17.3)
Benefit	6.9	25.3
Recognition of previously unrecognized tax benefits	4.2	—
Other, net	(8.6)	4.5
Total income tax expense	$(766.1)	$(102.2)
_______________

(a)
The statutory or “expected” tax rates are U.K. rates of 19.0% for the 2018 period and 19.25% for the 2017 period. The statutory rate for the 2017 period represents the blended rate in effect for the year ended December 31, 2017 based on the 20.0% statutory rate that was in effect for the first quarter of 2017 and the 19.0% statutory rate that was in effect for the remainder of 2017.

(b)
As further discussed below, the liability we have recorded for the Mandatory Repatriation Tax (as defined and described below) is significantly lower than the amount included in our income tax expense due primarily to the expected use of carryforward tax attributes in the U.S., all of which were subject to valuation allowances prior to the recognition of the Mandatory Repatriation Tax during the first quarter of 2018.

(c)	Country jurisdictions giving rise to income tax benefits are grouped together and shown separately from country jurisdictions giving rise to income tax expenses.

(d)	Amounts reflect adjustments (either a benefit or an expense) to the “expected” tax benefit for statutory rates in jurisdictions in which we operate outside of the U.K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

The Tax Cuts and Jobs Act (the 2017 U.S. Tax Act) was signed into law on December 22, 2017. In addition to lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, the 2017 U.S. Tax Act contains significant changes to the U.S. income tax regime, including (i) changes to the formation and use of net operating losses incurred after December 31, 2017, (ii) changes to the income tax deductibility of certain business expenses, including interest expense and compensation paid to certain executive officers, (iii) the imposition of taxes on a one-time deemed mandatory repatriation of earnings and profits of foreign corporations (the Mandatory Repatriation Tax) and (iv) a new tax on global intangible low-taxed income.

The Mandatory Repatriation Tax requires that the aggregate post-1986 earnings and profits of our foreign corporations be included in our U.S. taxable income. The one-time repatriation of undistributed foreign earnings and profits is then taxed at a rate of 15.5% for cash earnings and 8% for non-cash earnings, both as defined in the 2017 U.S. Tax Act, and is payable, interest free, over an eight year period according to a prescribed payment schedule with 45% of the tax due in the last two years. At March 31, 2018, we have recorded an estimate of our liability for the Mandatory Repatriation Tax of $417.9 million after considering the expected use of carryforward tax attributes and other filing positions. As the calculations and application of the tax laws underlying the Mandatory Repatriation Tax are complex and given we are continuing to evaluate various historical transactions and analyze substantial information that supports our ownership structure and the operating history of our foreign subsidiaries, our estimate is subject to change during the remaining quarters of 2018.

At March 31, 2018, our unrecognized tax benefits of $790.5 million included $573.7 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2018. The amount of any such reductions could range up to $125.0 million, all of which would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Belgium, Germany, the Netherlands and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(11)    Equity

During the three months ended March 31, 2018, we repurchased (i) 2,258,800 shares of our class A ordinary shares at an average price per share of $32.44 and (ii) 12,551,500 shares of our class C ordinary shares at an average price per share of $33.70, for an aggregate purchase price of $496.3 million, including direct acquisition costs. At March 31, 2018, the remaining amount authorized for share repurchases was $1,571.5 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$9.7	$3.8
Non-performance based share-based incentive awards	24.5	25.5
Other (b)	7.1	—
Total Liberty Global	41.3	29.3
Telenet share-based incentive awards	4.3	4.0
Other	0.2	0.1
Total	$45.8	$33.4
Included in:
Other operating expense	$1.0	$0.9
SG&A expense	44.8	32.5
Total	$45.8	$33.4
_______________

(a)	Includes share-based compensation expense related to (i) PSUs and (ii) through March 31, 2017, performance grant units (PGUs) held by our Chief Executive Officer.

(b)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares will be issued to senior management and key employees pursuant to a shareholding incentive program that was implemented in 2018. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

The following table provides the aggregate number of options and share appreciation rights (SARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2018.

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	13,646,355	$32.42	33,039,573	$30.17
Exercisable	9,288,574	$30.98	23,002,488	$28.68

Held by former Liberty Global employees:
Outstanding	1,119,188	$31.69	2,694,366	$29.41
Exercisable	883,260	$30.57	2,221,060	$28.28

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of March 31, 2018:

	Class A	Class C
Held by Liberty Global employees:
RSUs	441,526	867,216
PSUs	2,288,455	4,582,600
Held by former Liberty Global employees:
RSUs	14,914	29,898
PSUs	136,617	273,591

2018 PSUs

In March 2018, the compensation committee of our board of directors approved the grant of 1,303,776 PSUs to executive officers and key employees (the 2018 PSUs) pursuant to a performance plan that is based on the achievement of a specified compound annual growth rate (CAGR) with respect to our Adjusted OIBDA (as defined in note 16) during the two-year period ending December 31, 2019. The 2018 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2018 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2018 PSUs will vest 50% on April 1, 2020 and 50% on October 1, 2020.

(13) Restructuring Liability

A summary of changes in our restructuring liabilities during the three months ended March 31, 2018 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$36.1	$9.5	$16.4	$62.0
Restructuring charges	16.4	0.7	41.2	58.3
Cash paid	(20.4)	(1.4)	(11.6)	(33.4)
Foreign currency translation adjustments and other	0.3	0.3	0.2	0.8
Restructuring liability as of March, 31, 2018	$32.4	$9.1	$46.2	$87.7

Current portion	$30.7	$4.7	$34.6	$70.0
Noncurrent portion	1.7	4.4	11.6	17.7
Total	$32.4	$9.1	$46.2	$87.7

Our restructuring charges during the three months ended March 31, 2018 included $39.2 million of costs in Belgium attributable to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network. In March 2018, Telenet completed the migration and recorded the costs associated with meeting its minimum guarantee commitment under the MVNO agreement as a restructuring charge. The MVNO agreement does not expire until the end of 2018.

(14)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, RSUs and PSUs) as if they had been exercised, vested or converted at the beginning of the periods presented.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

We reported losses attributable to Liberty Global shareholders for the three months ended March 31, 2018 and 2017. Therefore, the potentially dilutive effect at March 31, 2018 and 2017 of the following items were not included in the computation of diluted loss per share attributable to Liberty Global shareholders because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of outstanding options, SARs and RSUs of approximately 51.9 million and 48.7 million, respectively, and (ii) the aggregate number of PSUs of approximately 7.3 million and 7.9 million, respectively.

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming commitments, network and connectivity commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2018. The commitments included in this table do not reflect liabilities that are included in our March 31, 2018 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Programming commitments	$903.7	$908.0	$543.7	$251.4	$49.0	$15.6	$49.4	$2,720.8
Network and connectivity commitments	640.7	396.4	319.1	281.1	86.4	66.7	914.9	2,705.3
Purchase commitments	927.2	263.4	178.1	50.4	22.0	18.5	41.6	1,501.2
Operating leases	125.0	122.9	100.0	76.5	61.9	51.9	180.3	718.5
Other commitments	20.7	13.5	3.1	0.5	0.3	0.1	—	38.2
Total	$2,617.3	$1,704.2	$1,144.0	$659.9	$219.6	$152.8	$1,186.2	$7,684.0

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $508.2 million and $438.6 million during the three months ended March 31, 2018 and 2017, respectively.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2018 and 2017, see note 6.

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. Proximus has the right to appeal the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court, however Proximus has not done so to date. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($24.6 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland), in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia is seeking a reduction of the annual lease fees (approximately €76 million ($93 million) for 2017) by approximately two-thirds and the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action. Unitymedia has appealed this decision, however, the resolution of this matter may take several years and no assurance can be given that

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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

On July 7, 2017, the Belgium Regulatory Authorities published a draft market review decision (the 2017 Draft Decision) that, once adopted, will replace the 2011 Decision. The 2017 Draft Decision proposed a finding of significant market power of Telenet in the wholesale broadband market. Proposed obligations include (i) providing third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) making available to third-party operators a bitstream offer of broadband internet access (including fixed voice as an option). The 2017 Draft Decision was notified to the European Commission on April 27, 2018. The European Commission must review the 2017 Draft Decision within one month of its notification, which timeframe can be extended by another two months if the European Commission determines that the 2017 Draft Decision creates a barrier to the European single market or is incompatible with European Union (E.U.) law. Telenet considers the 2017 Draft Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks.

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
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($66 million) as of March 31, 2018. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Ziggo Acquisition Matter. In July 2015, KPN N.V. appealed the European Commission’s 2014 approval of the acquisition by Liberty Global of Ziggo Holding B.V. (Ziggo). We were not a party to that case. In October 2017, the E.U. General Court annulled the European Commission’s approval on procedural grounds in that it found that the European Commission had failed to adequately explain the reasons for elements of its decision. This annulment has no impact on the day-to-day operations of the VodafoneZiggo JV. We are in the process of renotifying our acquisition of Ziggo to the European Commission for a new merger clearance and expect to complete this process during 2018. The 2014 merger clearance was based on certain remedies, and our expectation is that these remedies will continue. However, there can be no assurance that other remedies will not be required as a result of the renotification and any such additional remedies may have an operational impact for the VodafoneZiggo JV.

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change, together with a similar change in Ireland, has and will continue to significantly increase our network infrastructure charges. We expect the full year 2018 impact of this increase will be approximately £20 million ($27 million), as compared to 2017, and the impact will build to an aggregate increase of up to £110 million ($154 million) in 2021, as compared to the 12 months ended March 31, 2017. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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

(16)    Segment Reporting

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

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, Adjusted OIBDA is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of total segment Adjusted OIBDA to our earnings (loss) from continuing operations before income taxes is presented below.

As of March 31, 2018, our reportable segments are as follows:

Consolidated:
•U.K./Ireland
•Belgium
•Germany
•Switzerland/Austria
•Central and Eastern Europe

Nonconsolidated:
•VodafoneZiggo JV

All of the reportable segments set forth above derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services. At March 31, 2018, we provided residential and B2B communications services in 11 European countries, including direct-to-home satellite (DTH) services to customers in the Czech Republic, Hungary, Romania and Slovakia through a Luxembourg-based organization that we refer to as “UPC DTH.” In addition to UPC DTH, our Central and Eastern Europe segment includes our broadband communications operations in the Czech Republic, Hungary, Poland, Romania and Slovakia. Our central and corporate functions are included in an operating segment that we refer to as “Central and Corporate,” which primarily includes (i) revenue earned from services provided to the VodafoneZiggo JV and Liberty Latin America and (ii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted OIBDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of losses of affiliates, net, in our condensed consolidated statements of operations.

	Revenue
	Three months ended March 31,
	2018	2017
	in millions

U.K./Ireland	$1,778.2	$1,504.4
Belgium	759.6	661.4
Germany	782.8	629.1
Switzerland/Austria	454.6	423.7
Central and Eastern Europe	330.8	271.3
Central and Corporate	51.7	32.8
Intersegment eliminations	(1.6)	(3.7)
Total	$4,156.1	$3,519.0

VodafoneZiggo JV	$1,195.0	$1,083.8

	Adjusted OIBDA
	Three months ended March 31,
	2018		2017
	in millions

U.K./Ireland	$762.6	—	$646.0
Belgium	357.6	—	297.9
Germany	492.1	—	383.2
Switzerland/Austria	243.5	—	253.1
Central and Eastern Europe	139.1	—	111.0
Central and Corporate	(96.0)	—	(90.6)
Total	$1,898.9		$1,600.6

VodafoneZiggo JV	$516.6		$459.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

The following table provides a reconciliation of our consolidated segment Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes:

	Three months ended March 31,
	2018	2017
	in millions

Total segment Adjusted OIBDA from continuing operations	$1,898.9	$1,600.6
Share-based compensation expense	(45.8)	(33.4)
Depreciation and amortization	(1,296.4)	(1,128.3)
Impairment, restructuring and other operating items, net	(63.6)	(11.8)
Operating income	493.1	427.1
Interest expense	(487.8)	(453.2)
Realized and unrealized losses on derivative instruments, net	(300.3)	(241.8)
Foreign currency transaction gains (losses), net	(30.5)	64.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(57.2)	94.4
Losses on debt modification and extinguishment, net	(2.6)	(45.3)
Share of losses of affiliates, net	(36.5)	(15.7)
Other income, net	9.3	16.0
Loss from continuing operations before income taxes	$(412.5)	$(154.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
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

	Three months ended March 31,
	2018	2017
	in millions

U.K./Ireland	$559.2	$409.1
Belgium	185.2	124.7
Germany	197.2	144.8
Switzerland/Austria	84.8	67.2
Central and Eastern Europe	76.5	72.0
Central and Corporate (a)	148.5	66.6
Total property and equipment additions	1,251.4	884.4
Assets acquired under capital-related vendor financing arrangements	(743.4)	(614.4)
Assets acquired under capital leases	(29.5)	(31.4)
Changes in current liabilities related to capital expenditures	167.5	261.8
Total capital expenditures	$646.0	$500.4

Property and equipment additions - VodafoneZiggo JV	$239.8	$227.9
_______________

(a)
Includes amounts that represent the net impact of changes in inventory levels associated with certain centrally-procured network equipment. This equipment is ultimately transferred to our operating subsidiaries.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2018
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below. Effective April 1, 2017, we changed the categories that we present in this table in order to align with our internal reporting. These changes have been retroactively reflected for the three months ended March 31, 2017.

	Three months ended March 31,
	2018	2017
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,198.5	$1,054.4
Broadband internet	1,138.8	944.6
Fixed-line telephony	579.8	525.7
Total subscription revenue	2,917.1	2,524.7
Non-subscription revenue	169.2	125.2
Total residential cable revenue	3,086.3	2,649.9
Residential mobile revenue (c):
Subscription revenue (b)	254.0	244.2
Non-subscription revenue	181.5	136.4
Total residential mobile revenue	435.5	380.6
Total residential revenue	3,521.8	3,030.5
B2B revenue (d):
Subscription revenue	148.5	105.4
Non-subscription revenue	422.9	334.1
Total B2B revenue	571.4	439.5
Other revenue (e)	62.9	49.0
Total	$4,156.1	$3,519.0
_______________

(a)
Residential cable subscription revenue includes amounts received from subscribers for ongoing services. Residential cable non-subscription revenue includes, among other items, channel carriage fees, late fees and revenue from the sale of equipment. As described in note 2, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. For periods subsequent to our adoption of ASU 2014-09, installation revenue is generally deferred and recognized over the contractual period as residential cable subscription revenue. For periods prior to the adoption of ASU 2014-09, installation revenue is included in residential cable non-subscription revenue.

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
March 31, 2018
(unaudited)

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

(e)	Other revenue includes, among other items, revenue earned from services provided to the VodafoneZiggo JV and, during the 2018 period, Liberty Latin America.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2018	2017
	in millions

U.K.	$1,644.4	$1,400.4
Germany	782.8	629.1
Belgium	759.6	661.4
Switzerland	344.9	331.2
Ireland	133.8	104.0
Poland	116.0	95.9
Austria	109.7	92.5
Hungary	85.1	71.9
The Czech Republic	60.4	44.9
Romania	50.3	42.0
Slovakia	16.5	14.3
Other, including intersegment eliminations	52.6	31.4
Total	$4,156.1	$3,519.0

VodafoneZiggo JV (the Netherlands)	$1,195.0	$1,083.8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2018 and 2017.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2018.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•	uncertainties inherent in the development and integration of new business lines and business strategies;

•	our ability to adequately forecast and plan future network requirements, including the costs and benefits associated with the Network Extensions;

•	the availability of capital for the acquisition and/or development of telecommunications networks and services;

•	problems we may discover post-closing with the operations, including the internal controls and financial reporting process, of businesses we acquire;

•	the leakage of sensitive customer data;

•	the outcome of any pending or threatened litigation;

•	the loss of key employees and the availability of qualified personnel;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	our equity capital structure; and

•	events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics and other similar events.
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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses, with consolidated operations at March 31, 2018 in 11 European countries. We provide residential and B2B communication services in (i) the U.K. and Ireland through Virgin Media, (ii) Germany through Unitymedia, (iii) Belgium through Telenet and (iv) seven other European countries through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides video, broadband internet, fixed-line telephony, mobile and B2B communications services in the Netherlands.

As further described in note 4 to our condensed consolidated financial statements, we completed the Split-off Transaction on December 29, 2017. Accordingly, the entities comprising the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows the three months ended March 31, 2017. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At March 31, 2018, we owned and operated networks that passed 45,450,700 homes and served 45,852,900 revenue generating units (RGUs), consisting of 18,392,200 video subscribers, 14,997,800 broadband internet subscribers and 12,462,900 fixed-line telephony subscribers. In addition, at March 31, 2018, we served 6,500,100 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first three months of 2018, pursuant to the Network Extensions, we connected approximately 204,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 111,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which is the SFR BeLux Acquisition on June 19, 2017. For further information regarding our pending and completed acquisitions and dispositions, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2018 was to the euro and British pound sterling as 45.1% and 39.6% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively.

In addition, our reported operating results are impacted by changes in the exchange rates for other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

The amounts presented and discussed below represent 100% of each of our consolidated reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, we consolidate 100% of its revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

As further described in note 2 to our condensed consolidated financial statements, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. As such, the comparative information for the three months ended March 31, 2017 contained within our condensed consolidated financial statements and notes thereto has not been restated and continues to be reported under the accounting standards in effect for such period. In order to provide a more meaningful comparison, in the following discussion and analysis of our results of operations, we present our revenue, other operating expenses, SG&A expenses and Adjusted OIBDA for the three months ended March 31, 2017 on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

The following table presents (i) the impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our reportable segments for the three months ended March 31, 2018 and (ii) the pro forma impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our consolidated reportable segments for the three months ended March 31, 2017 as if the adoption of ASU 2014-09 had occurred on January 1, 2017.

	Three months ended March 31,
	2018	2017 (a)
	in millions
Increase (decrease) to revenue:
U.K./Ireland	$5.6	$(1.9)
Belgium	(1.5)	(1.4)
Germany	(1.1)	(5.0)
Switzerland/Austria	(0.5)	(0.9)
Central and Eastern Europe	(0.1)	(0.6)
Total increase (decrease) to revenue	$2.4	$(9.8)

Increase (decrease) to Adjusted OIBDA:
U.K./Ireland	$—	$(3.1)
Belgium	(1.5)	(1.4)
Germany	1.5	(1.9)
Switzerland/Austria	(0.6)	(1.1)
Central and Eastern Europe	—	(0.1)
Total decrease to Adjusted OIBDA	$(0.6)	$(7.6)
_______________

(a)	Amounts are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

Discussion and Analysis of our Consolidated Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For more information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of losses of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three months ended March 31, 2018 and 2017. As discussed above, the amounts for the three months ended March 31, 2017 are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative period that is included in each table. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three months ended March 31, 2018 and 2017 at the end of this section.

Revenue of our Consolidated Reportable Segments

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

Revenue

	Three months ended March 31,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$1,778.2	$1,502.5	$275.7	18.3	$77.5	5.2
Belgium	759.6	660.0	99.6	15.1	(12.0)	(1.8)
Germany	782.8	624.1	158.7	25.4	54.0	8.7
Switzerland/Austria	454.6	422.8	31.8	7.5	(2.1)	(0.4)
Central and Eastern Europe	330.8	270.7	60.1	22.2	11.3	4.3
Central and Corporate (a)	51.7	32.8	18.9	57.6	10.0	41.1
Intersegment eliminations	(1.6)	(3.7)	2.1	N.M.	2.1	N.M.
Total Liberty Global	$4,156.1	$3,509.2	$646.9	18.4	$140.8	4.0
_______________

(a)
Amounts primarily include the revenue earned from services provided to the VodafoneZiggo JV and, during the 2018 period, Liberty Latin America. For additional information, see note 5 to our condensed consolidated financial statements.

N.M. — Not Meaningful.

U.K./Ireland. The details of the pro forma increase in U.K./Ireland’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$15.0	$—	$15.0
ARPU (b)	17.3	—	17.3
Increase in residential cable non-subscription revenue	—	0.8	0.8
Total increase in residential cable revenue	32.3	0.8	33.1
Increase (decrease) in residential mobile revenue (c)	(3.0)	32.7	29.7
Increase in B2B revenue (d)	7.1	2.8	9.9
Increase in other revenue (e)	—	4.8	4.8
Total organic increase	36.4	41.1	77.5
Impact of FX	154.3	43.9	198.2
Total	$190.7	$85.0	$275.7
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to an increase in the average number of broadband internet, video and fixed-line telephony RGUs.

(b)
The increase in cable subscription revenue related to a change in ARPU is primarily attributable to (i) a net increase due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix.

(c)
The decrease in residential mobile subscription revenue relates to the net effect of (i) a decrease in the U.K., due primarily to lower ARPU, and (ii) an increase in Ireland, mainly due to an increase in the average number of mobile subscribers. The increase in residential mobile non-subscription revenue is primarily due to an increase in revenue from mobile handset sales in the U.K., which typically generate relatively low margins.

(d)
The increase in B2B subscription revenue is primarily due to an increase in the average number of broadband internet SOHO subscribers in the U.K. The increase in B2B non-subscription revenue is primarily due to the net effect of (i) higher revenue from the sale and installation of equipment related to business network services in the U.K. and (ii) lower revenue from data services.

(e)	The increase in other revenue is largely due to an increase in broadcasting revenue in Ireland.

For information regarding certain regulatory developments that could have an adverse impact on our revenue in the U.K., see “Virgin Media VAT Matters” in note 15 to our condensed consolidated financial statements.

Belgium. The details of the pro forma increase in Belgium’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(5.2)	$—	$(5.2)
ARPU (b)	(8.1)	—	(8.1)
Decrease in residential cable non-subscription revenue (c)	—	(2.1)	(2.1)
Total decrease in residential cable revenue	(13.3)	(2.1)	(15.4)
Decrease in residential mobile revenue (d)	(8.5)	(1.4)	(9.9)
Increase in B2B revenue (e)	8.3	5.0	13.3
Total organic increase (decrease)	(13.5)	1.5	(12.0)
Impact of acquisitions	15.9	2.2	18.1
Impact of disposals	(7.3)	(0.5)	(7.8)
Impact of FX	78.2	23.1	101.3
Total	$73.3	$26.3	$99.6
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is primarily attributable to decreases in the average number of video and broadband internet RGUs.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is attributable to the net effect of (i) lower ARPU from fixed-line telephony, broadband internet and video services and (ii) a slight improvement in RGU mix.

(c)
The decrease in residential cable non-subscription revenue is primarily attributable to the net effect of (i) a $5.3 million decrease related to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments and (ii) an increase in equipment sales.

(d)
The decrease in residential mobile subscription revenue is primarily due to the net effect of (i) a decline in the average number of mobile subscribers and (ii) higher ARPU. The decrease in residential mobile non-subscription revenue is primarily driven by a decrease in revenue from sales of mobile handsets and other devices.

(e)
The increase in B2B subscription revenue is primarily attributable to an increase in the average number of broadband internet and video SOHO subscribers. The increase in B2B non-subscription revenue is primarily due to the net effect of (i) higher revenue from wholesale services, (ii) a decrease in interconnect revenue primarily due to lower volumes and (iii) a decrease in revenue from hosting services.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 15 to our condensed consolidated financial statements.

Germany. The details of the pro forma increase in Germany’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue (a)	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (b)	$5.8	$—	$5.8
ARPU (c)	5.5	—	5.5
Increase in residential cable non-subscription revenue (d)	—	34.7	34.7
Total increase in residential cable revenue	11.3	34.7	46.0
Decrease in residential mobile revenue (e)	(0.6)	(8.1)	(8.7)
Increase in B2B revenue (f)	4.7	12.4	17.1
Decrease in other revenue	—	(0.4)	(0.4)
Total organic increase	15.4	38.6	54.0
Impact of FX	91.6	13.1	104.7
Total	$107.0	$51.7	$158.7
_______________

(a)
Residential cable subscription revenue includes revenue from multi-year bulk agreements with landlords or housing associations or with third parties that operate and administer the in-building networks on behalf of housing associations. These bulk agreements, which generally allow for the procurement of the basic video signals at volume-based discounts, provide access to approximately two-thirds of Germany’s video subscribers. Germany’s bulk agreements are, to a significant extent, medium- and long-term contracts. As of March 31, 2018, bulk agreements covering approximately 35% of the video subscribers that Germany serves expire by the end of 2019 or are terminable on 30-days notice. During the three months ended March 31, 2018, Germany’s 20 largest bulk agreement accounts generated approximately 8% of its total revenue (including estimated amounts billed directly to the building occupants for digital video, broadband internet and fixed-line telephony services). No assurance can be given that Germany’s bulk agreements will be renewed or extended on financially equivalent terms, or at all.

(b)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) increases in the average number of broadband internet and fixed-line telephony RGUs and (ii) a decrease in the average number of video RGUs.

(c)
The increase in residential cable subscription revenue related to a change in ARPU is attributable to (i) an improvement in RGU mix and (ii) a net increase due to (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services.

(d)
The increase in residential cable non-subscription revenue is primarily due to an increase in carriage fee revenue, including (i) a $33.2 million benefit related to the settlement of prior-year fees in connection with the execution of a new carriage fee contract during the first quarter of 2018 and (ii) a $7.3 million decrease attributable to the June 2017 discontinuation of analog video services in Germany. Channel carriage revenue relates to fees received for the carriage of certain channels included in Germany’s basic and enhanced video offerings. This channel carriage fee revenue is subject to contracts that expire or are otherwise terminable by either party on various dates ranging from 2018 through 2028. Excluding the impact of the settlement mentioned above, the aggregate amount of revenue related to these channel carriage contracts represented approximately 4% of Germany’s total revenue during the three months ended March 31, 2018. No assurance can be given that these contracts will be renewed or extended on financially equivalent terms, or at all.

(e)
The decrease in residential mobile non-subscription revenue is primarily due to a decrease in mobile handset sales as Germany’s wholesale handset program was transferred to another Liberty Global subsidiary within Central and Corporate effective January 1, 2018.

(f)
The increase in B2B subscription revenue is primarily attributable to an increase in the average number of broadband internet and fixed-line telephony SOHO subscribers. The increase in B2B non-subscription revenue is largely due to an increase in interconnect revenue related to wholesale telephony services, which typically generate relatively low margins.

Switzerland/Austria. The details of the pro forma increase in Switzerland/Austria’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(3.0)	$—	$(3.0)
ARPU (b)	(17.3)	—	(17.3)
Increase in residential cable non-subscription revenue (c)	—	7.9	7.9
Total increase (decrease) in residential cable revenue	(20.3)	7.9	(12.4)
Increase in residential mobile revenue (d)	4.5	0.6	5.1
Increase in B2B revenue (e)	0.8	4.1	4.9
Increase in other revenue	—	0.3	0.3
Total organic increase (decrease)	(15.0)	12.9	(2.1)
Impact of FX	27.5	6.4	33.9
Total	$12.5	$19.3	$31.8
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) a decline in the average number of video RGUs and (ii) increases in the average number of fixed-line telephony and broadband internet RGUs.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is attributable to (i) a decrease due to lower ARPU from fixed-line telephony, broadband internet and video services, including the reversal during the first quarter of 2018 of $3.9 million of revenue in Switzerland that was recognized during prior-year periods, and (ii) an adverse change in RGU mix.

(c)
The increase in residential cable non-subscription revenue is primarily attributable to the net effect of (i) an $11.8 million increase in distribution revenue associated with the September 2017 launch of our Swiss sports channels and (ii) a $3.7 million decrease due to the unfavorable impact of the release of unclaimed customer credits in Switzerland during the 2017 period.

(d)	The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(e)
The increase in B2B non-subscription revenue is primarily due to (i) higher revenue from fixed-line telephony and data services in Switzerland and (ii) an increase in interconnect revenue in Switzerland.

Central and Eastern Europe. The details of the pro forma increase in Central and Eastern Europe’s revenue during the three months ended March 31, 2018, as compared to the corresponding period in 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$6.4	$—	$6.4
ARPU (b)	(4.1)	—	(4.1)
Decrease in residential cable non-subscription revenue	—	(0.6)	(0.6)
Total increase (decrease) in residential cable revenue	2.3	(0.6)	1.7
Increase in residential mobile revenue	0.7	0.1	0.8
Increase in B2B revenue (c)	3.0	5.8	8.8
Total organic increase	6.0	5.3	11.3
Impact of FX	42.5	6.3	48.8
Total	$48.5	$11.6	$60.1
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to (i) an increase in the average number of broadband internet RGUs, due primarily to increases in Hungary, the Czech Republic and Romania, (ii) an increase in the average number of fixed-line telephony RGUs, primarily in Hungary, and (iii) an increase in the average number of video RGUs, as increases in the Czech Republic, Romania and Hungary were only partially offset by decreases in UPC DTH and Poland.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is primarily attributable to (i) a net decrease due to (a) lower ARPU from fixed-line telephony, due primarily to decreases in Poland and Hungary, (b) lower ARPU from broadband internet services, primarily driven by decreases in Poland and Hungary that were only partially offset by an increase in Romania, and (c) higher ARPU from video services, as increases in Poland and UPC DTH were only partially offset by a decrease in the Czech Republic, and (ii) a slight adverse change in RGU mix.

(c)
The increase in B2B subscription revenue is largely attributable to an increase in the average number of broadband internet SOHO subscribers. The increase in B2B non-subscription revenue is primarily due to (i) higher revenue from fixed-line telephony services, primarily in the Czech Republic, and (ii) higher interconnect revenue, primarily due to higher volumes.

Programming and Other Direct Costs of Services, Other Operating Expenses and SG&A Expenses of our Consolidated Reportable Segments

For information regarding the changes in our (i) programming and other direct costs of services, (ii) other operating expenses and (iii) SG&A expenses, see Discussion and Analysis of our Consolidated Operating Results below.

Adjusted OIBDA of our Consolidated Reportable Segments

General. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of total Adjusted OIBDA of our consolidated reportable segments to our loss from continuing operations before income taxes, see note 16 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$762.6	$642.9	$119.7	18.6	$35.1	5.5
Belgium	357.6	296.5	61.1	20.6	6.5	2.1
Germany	492.1	381.3	110.8	29.1	45.0	11.8
Switzerland/Austria	243.5	252.0	(8.5)	(3.4)	(26.7)	(10.4)
Central and Eastern Europe	139.1	110.9	28.2	25.4	7.1	6.3
Central and Corporate	(96.0)	(90.6)	(5.4)	(6.0)	4.9	4.7
Total	$1,898.9	$1,593.0	$305.9	19.2	$71.9	4.5

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended March 31,
	2018	2017
		pro forma

U.K./Ireland	42.9%	42.8%
Belgium	47.1%	44.9%
Germany	62.9%	61.1%
Switzerland/Austria	53.6%	59.6%
Central and Eastern Europe	42.0%	41.0%

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments, the Adjusted OIBDA margins presented above include the impact of acquisitions. For discussion of the factors contributing to the changes in the Adjusted OIBDA margins of our reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below.

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,198.5	$1,063.6	$134.9	12.7	$(16.9)	(1.6)
Broadband internet	1,138.8	952.7	186.1	19.5	47.8	5.0
Fixed-line telephony	579.8	528.1	51.7	9.8	(18.7)	(3.5)
Total subscription revenue	2,917.1	2,544.4	372.7	14.6	12.2	0.5
Non-subscription revenue	169.2	99.2	70.0	70.6	40.5	41.5
Total residential cable revenue	3,086.3	2,643.6	442.7	16.7	52.7	2.0
Residential mobile revenue (c):
Subscription revenue (b)	254.0	237.5	16.5	6.9	(6.8)	(2.9)
Non-subscription revenue	181.5	139.7	41.8	29.9	24.0	17.6
Total residential mobile revenue	435.5	377.2	58.3	15.5	17.2	4.7
Total residential revenue	3,521.8	3,020.8	501.0	16.6	69.9	2.3
B2B revenue (d):
Subscription revenue	148.5	105.7	42.8	40.5	24.0	22.7
Non-subscription revenue	422.9	333.9	89.0	26.7	42.0	12.3
Total B2B revenue	571.4	439.6	131.8	30.0	66.0	12.7
Other revenue (e)	62.9	48.8	14.1	28.9	4.9	10.0
Total	$4,156.1	$3,509.2	$646.9	18.4	$140.8	4.0
_______________

(a)
Residential cable subscription revenue includes amounts received from subscribers for ongoing services and the recognition of deferred installation revenue over the associated contract period. Residential cable non-subscription revenue includes, among other items, channel carriage fees, late fees and revenue from the sale of equipment.

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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $70.7 million and $64.0 million during the three months ended March 31, 2018 and 2017, respectively.

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

(e)	Other revenue includes, among other items, revenue earned from services provided to the VodafoneZiggo JV and, during the 2018 period, Liberty Latin America.

Total revenue. Our consolidated revenue increased $646.9 million during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase includes (i) an increase of $18.1 million attributable to the impact of acquisitions and (ii) a decrease of $7.8 million attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $140.8 million or 4.0%.

Residential revenue. The details of the pro forma increase in our consolidated residential revenue for the three months ended March 31, 2018, as compared to the corresponding period in 2017, are as follows (in millions):

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$27.3
ARPU	(15.1)
Increase in residential cable non-subscription revenue	40.5
Total increase in residential cable revenue	52.7
Decrease in residential mobile subscription revenue	(6.8)
Increase in residential mobile non-subscription revenue	24.0
Total organic increase in residential revenue	69.9
Net impact of acquisitions and disposals	3.6
Impact of FX	427.5
Total increase in residential revenue	$501.0

On an organic basis, our consolidated residential cable subscription revenue increased $12.2 million or 0.5% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is attributable to the net effect of (i) an increase from broadband internet services of $47.8 million or 5.0%, attributable to an increase in the average number of RGUs and higher ARPU, (ii) a decrease from fixed-line telephony services of $18.7 million or 3.5%, attributable to the net effect of lower ARPU and an increase in the average number of RGUs, and (iii) a decrease from video services of $16.9 million or 1.6%, attributable to a decrease in the average number of RGUs and lower ARPU.

On an organic basis, our consolidated residential cable non-subscription revenue increased $40.5 million or 41.5% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily attributable to increases in Germany and Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue decreased $6.8 million or 2.9% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This decrease is primarily due to the net effect of declines in Belgium and the U.K. that were only partially offset by an increase in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $24.0 million or 17.6% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily due to the net effect of increases in the U.K. and Central and Corporate that were only partially offset by a decrease in Germany.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $24.0 million or 22.7% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily due to increases in SOHO revenue in Belgium, the U.K. and Germany.

On an organic basis, our consolidated B2B non-subscription revenue increased $42.0 million or 12.3% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily due to increases in Germany, Belgium, the Czech Republic and Switzerland.

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

	Three months ended March 31,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
	in millions, except percentages

U.K./Ireland	$553.2	$448.4	$104.8	23.4	$42.7	9.5
Belgium	180.6	178.5	2.1	1.2	(20.7)	(11.7)
Germany	81.2	58.3	22.9	39.3	12.0	20.6
Switzerland/Austria	87.7	56.4	31.3	55.5	25.3	44.9
Central and Eastern Europe	87.3	69.3	18.0	26.0	5.2	7.5
Central and Corporate	12.7	1.1	11.6	1,054.5	9.1	827.3
Intersegment eliminations	(0.1)	—	(0.1)	N.M.	—	N.M.
Total	$1,002.6	$812.0	$190.6	23.5	$73.6	9.1
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $190.6 million or 23.5% during the three months ended March 31, 2018, respectively, as compared to the corresponding period in 2017. This increase includes (i) an increase of $2.7 million attributable to the impact of acquisitions and (ii) a decrease of $3.9 million attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $73.6 million or 9.1%. This increase includes the following factors:

•
An increase in programming and copyright costs of $40.0 million or 8.9%, primarily due to increases in Switzerland/Austria, U.K./Ireland and Germany. These increases are primarily due to (i) higher costs for certain premium and/or basic content, including (a) higher costs for sports rights in Switzerland and (b) higher costs associated with our broadcasting rights in Ireland, and (ii) an $8.8 million increase associated with the settlement of prior-year amounts in connection with the execution of a new programming agreement in Germany. The cost for sports rights increased by $19.2 million in Switzerland due to the acquisition of the rights to carry live sporting events in connection with the September 2017 launch of our Swiss sports channels. Approximately half of the annual programming costs and the operating and capital costs associated with the production of the related Swiss sports channels are recovered from the revenue earned from the distribution of these sports channels to other cable operators;

•
An increase in mobile handset and other device costs of $32.3 million or 46.6%, primarily due to (i) a higher average cost per handset sold in U.K./Ireland and (ii) higher mobile handset and other device sales volumes, as increases in Central and Corporate and U.K./Ireland were only partially offset by a decrease in Germany;

•
A decrease of $3.6 million in the U.K. associated with the fourth quarter 2017 modification of a software agreement that resulted in the acquisition of a perpetual license and related conversion of the operating costs to capitalized costs; and

•
An increase in interconnect and access costs of $0.3 million or 0.1%, primarily due to the net effect of (i) higher interconnect and roaming costs, as increases in Germany, the Czech Republic, U.K./Ireland and Switzerland/Austria were only partially offset by a decrease in Belgium, and (ii) lower MVNO costs, as a $13.6 million decrease in Belgium was only partially offset by increases in U.K./Ireland and Switzerland/Austria. The decrease in Belgium’s MVNO costs is primarily attributable to the impact of the continued migration of mobile subscribers from Telenet’s MVNO arrangement to Telenet’s mobile network, which was completed during the three months ended March 31, 2018. For additional information, see note 13 to our condensed consolidated financial statements.

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

	Three months ended March 31,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$232.0	$195.9	$36.1	18.4	$10.7	5.5
Belgium	113.3	92.5	20.8	22.5	3.1	3.3
Germany	100.9	90.0	10.9	12.1	(2.5)	(2.8)
Switzerland/Austria	60.6	56.9	3.7	6.5	(1.1)	(1.9)
Central and Eastern Europe	56.3	49.3	7.0	14.2	(1.2)	(2.4)
Central and Corporate	41.3	36.8	4.5	12.2	(2.1)	(5.0)
Intersegment eliminations	3.1	(1.0)	4.1	N.M.	3.6	N.M.
Total Liberty Global	607.5	520.4	87.1	16.7	$10.5	2.0
Share-based compensation expense	1.0	0.9	0.1	11.1
Total	$608.5	$521.3	$87.2	16.7
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $87.1 million or 16.7% during the three months ended March 31, 2018 as compared to the corresponding period in 2017. This increase includes an increase of $2.8 million attributable to the impact of acquisitions. On an organic basis, our other operating expenses increased $10.5 million or 2.0%. This increase includes the following factors:

•
An increase in network infrastructure charges in U.K./Ireland of $8.4 million following an increase in the rateable value of existing assets. For additional information, including our estimate of the full year 2018 impact of this rate increase, see “Other Regulatory Issues” in note 15 to our condensed consolidated financial statements;

•
An increase in personnel costs of $3.6 million or 2.3%, primarily due to the net effect of (i) a higher average cost per employee, primarily due to increases in Belgium, U.K./Ireland and Switzerland/Austria, (ii) decreased staffing levels, as decreases in U.K./Ireland and Belgium were only partially offset by an increase in Switzerland/Austria, (iii) a decrease in temporary personnel costs, as decreases in Germany and Central and Corporate were only partially offset by an increase in U.K./Ireland, and (iv) higher incentive compensation costs, primarily in U.K./Ireland;

•
An increase in customer service costs of $3.0 million or 3.3%, primarily due to the net effect of (i) an increase in customer premises equipment refurbishment costs, primarily in Germany and U.K./Ireland, and (ii) lower call center costs, primarily due to a decrease in U.K./Ireland that was only partially offset by an increase in Belgium;

•	An increase in mobile service delivery platform costs of $2.7 million or 18.4%, largely due to higher mobile network maintenance costs in Belgium; and

•	A decrease in outsourced labor costs of $2.7 million or 6.9%, primarily associated with customer-facing activities in U.K./Ireland and Germany.

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

	Three months ended March 31,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$230.4	$215.3	$15.1	7.0	$(11.0)	(5.1)
Belgium	108.1	92.5	15.6	16.9	(0.9)	(1.0)
Germany	108.6	94.5	14.1	14.9	(0.5)	(0.5)
Switzerland/Austria	62.8	57.5	5.3	9.2	0.4	0.7
Central and Eastern Europe	48.1	41.2	6.9	16.7	0.2	0.5
Central and Corporate	93.7	85.5	8.2	9.6	(1.9)	(2.2)
Intersegment eliminations	(4.6)	(2.7)	(1.9)	N.M.	(1.5)	N.M.
Total SG&A expenses excluding share-based compensation expense	647.1	583.8	63.3	10.8	$(15.2)	(2.6)
Share-based compensation expense	44.8	32.5	12.3	37.8
Total	$691.9	$616.3	$75.6	12.3
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Three months ended March 31,		Increase		Organic decrease
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

General and administrative (a)	$455.2	$402.9	$52.3	13.0	$(2.4)	(0.6)
External sales and marketing	191.9	180.9	11.0	6.1	(12.8)	(7.1)
Total	$647.1	$583.8	$63.3	10.8	$(15.2)	(2.6)

_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $63.3 million or 10.8% during the three months ended March 31, 2018 as compared to the corresponding period in 2017. This increase includes an increase of $2.0 million attributable to the impact of acquisitions. On an organic basis, our SG&A expenses decreased $15.2 million or 2.6%. This decrease includes the following factors:

•
A decrease in external sales and marketing costs of $12.8 million or 7.1%, primarily due to lower costs associated with advertising campaigns, as a decrease in U.K./Ireland was only partially offset by increases in Switzerland/Austria and Belgium;

•
An increase in core network and information technology-related costs of $7.8 million or 19.7%, primarily due to an increase in information technology-related expenses in U.K./Ireland and Central and Corporate;

•
A decrease in personnel costs of $7.3 million or 3.0%, primarily due to the net effect of (i) lower incentive compensation costs, primarily due to decreases in Central and Corporate and Switzerland/Austria, (ii) a higher average cost per employee in U.K./Ireland and (iii) a decrease in temporary personnel costs, primarily due to decreases in Central and Corporate and Germany. The lower incentive compensation costs include a decrease of $6.7 million, primarily in Central and Corporate, attributable to the expected settlement of a portion of our 2018 annual incentive compensation with Liberty Global ordinary shares through a shareholding incentive program that was implemented in 2018. For additional information, see note 12 to our condensed consolidated financial statements; and

•
A decrease in business service costs of $4.5 million or 7.7%, primarily due to (i) decreases in travel and entertainment expenses in Central and Corporate, U.K./Ireland and Switzerland/Austria and (ii) lower consulting costs, as decreases in Belgium, U.K./Ireland and Germany were only partially offset by an increase in Central and Corporate.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$9.7	$3.8
Non-performance based share-based incentive awards	24.5	25.5
Other (b)	7.1	—
Total Liberty Global	41.3	29.3
Telenet share-based incentive awards	4.3	4.0
Other	0.2	0.1
Total	$45.8	$33.4
Included in:
Other operating expense	$1.0	$0.9
SG&A expense	44.8	32.5
Total	$45.8	$33.4
_______________

(a)	Includes share-based compensation expense related to (i) PSUs and (ii) through March 31, 2017, PGUs held by our Chief Executive Officer.

(b)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares will be issued to senior management and key employees pursuant to a shareholding incentive program that was implemented in 2018. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

For additional information regarding our share-based compensation expense, see note 12 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $1,296.4 million and $1,128.3 million for the three months ended March 31, 2018 and 2017, respectively. Excluding the effects of FX, depreciation and amortization expense increased $13.8 million or 1.2% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This increase is primarily due to the net effect of (i) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate, Germany and Switzerland/Austria.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $63.6 million and $11.8 million during the three months ended March 31, 2018 and 2017, respectively.

The total for the 2018 period primarily includes restructuring charges of $58.3 million, including $39.2 million of costs in Belgium related to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network, as further described in note 13 to our condensed consolidated financial statements.

The total for the 2017 period includes restructuring charges of $15.1 million, including $13.8 million of employee severance and termination costs related to certain reorganization activities, primarily in Germany and Central and Corporate.

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

For additional information regarding our restructuring charges, see note 13 to our condensed consolidated financial statements.

Interest expense

We recognized interest expense of $487.8 million and $453.2 million during the three months ended March 31, 2018 and 2017, respectively. Excluding the effects of FX, interest expense decreased $24.1 million or 5.3% during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This decrease is primarily attributable to the net effect of (i) a lower weighted average interest rate related to the completion of certain refinancing transactions that resulted in extended maturities and decreases to certain of our interest rates and (ii) a higher average outstanding debt balance. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our condensed consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

Realized and unrealized losses on derivative instruments, net

Our realized and unrealized losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended March 31,
	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$(451.0)	$(154.3)
Equity-related derivative instruments:
ITV Collar	123.6	(53.2)
Sumitomo Collar	11.4	(23.5)
Lionsgate Forward	9.0	0.5
Other	1.2	(5.8)
Total equity-related derivative instruments (b)	145.2	(82.0)
Foreign currency forward and option contracts	6.4	(6.0)
Other	(0.9)	0.5
Total	$(300.3)	$(241.8)
_______________

(a)
The losses during the 2018 and 2017 periods are primarily attributable to (i) net losses associated with changes in the relative value of certain currencies and (ii) net losses associated with changes in certain market interest rates. In addition, the losses during the 2018 and 2017 periods include net gains of $47.2 million and $65.9 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	The recurring fair value measurements of our equity-related derivative instruments are based on binomial pricing models.

For additional information concerning our derivative instruments, see notes 6 and 7 to our condensed consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Three months ended March 31,
	2018	2017
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(292.0)	$(1.8)
U.S. dollar-denominated debt issued by euro functional currency entities	172.1	69.6
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	165.5	80.3
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(52.6)	(20.9)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(18.6)	(39.8)
Other	(4.9)	(23.0)
Total	$(30.5)	$64.4
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments, fair value measurements and debt, see notes 5, 7 and 9, respectively, to our condensed consolidated financial statements. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Three months ended March 31,
	2018	2017
	in millions

Investments:
ITV	$(86.8)	$78.7
Casa	52.2	1.7
Lionsgate	(39.1)	(1.3)
Sumitomo	(8.3)	75.8
Other, net	3.0	8.1
Total investments	(79.0)	163.0
Debt	21.8	(68.6)
Total	$(57.2)	$94.4

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $2.6 million and $45.3 million during the three months ended March 31, 2018 and 2017, respectively.

The loss during the three months ended March 31, 2018 is attributable to (i) the payment of $2.0 million of redemption premiums and (ii) the write-off of $0.6 million of net unamortized deferred financing costs and discounts.

The loss during the three months ended March 31, 2017 is primarily attributable to (i) the payment of $32.6 million of redemption premiums and (ii) the write-off of $11.4 million of net unamortized deferred financing costs, discounts and premiums.

For additional information concerning our losses on debt modification and extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of losses of affiliates, net

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended March 31,
	2018	2017
	in millions

VodafoneZiggo JV (a)	$26.8	$1.3
Other	9.7	14.4
Total	$36.5	$15.7
_______________

(a)
Amounts in 2018 and 2017 include the net effect of (i) $15.2 million and $14.8 million, respectively, representing 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. During the three months ended March 31, 2018 and 2017, the VodafoneZiggo JV generated (a) revenue of $1,195.0 million and $1,078.6 million, respectively, (b) Adjusted OIBDA of $516.6 million and $460.3 million, respectively, (c) operating income of $38.4 million and $57.5 million, respectively, (d) net non-operating expenses of $142.4 million and $100.2 million, respectively, (including $169.4 million and $153.4 million of interest expense) and (e) net losses of $76.7 million and $29.7 million, respectively. The preceding amounts for the 2017 period have been presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing efforts and increasing or unlimited data bundles. If the adverse impacts of economic, competitive, regulatory or other factors were to cause significant deterioration of the results of operations or cash flows of the VodafoneZiggo JV, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

Other income, net

We recognized other income, net, of $9.3 million and $16.0 million for the three months ended March 31, 2018 and 2017, respectively. These amounts include interest and dividend income of $4.4 million and $13.6 million, respectively.

Income tax expense

We recognized income tax expense of $766.1 million and $102.2 million during the three months ended March 31, 2018 and 2017, respectively.

The income tax expense during the three months ended March 31, 2018 differs from the expected income tax benefit of $78.4 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) the Mandatory

Repatriation Tax and (ii) non-deductible or non-taxable foreign currency exchange results. The net negative impact of these items was partially offset by the net positive impact of a decrease in valuation allowances.

The income tax expense during the three months ended March 31, 2017 differs from the expected income tax benefit of $29.7 million (based on the U.K. blended income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items and (iii) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 10 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended March 31, 2018 and 2017, we reported losses from continuing operations of $1,178.6 million and $256.3 million, respectively, consisting of (i) operating income of $493.1 million and $427.1 million, respectively, (ii) net non-operating expense of $905.6 million and $581.2 million, respectively, and (iii) income tax expense of $766.1 million and $102.2 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed under Material Changes in Financial Condition — Capitalization below, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Loss from discontinued operations, net of taxes

We reported a loss from discontinued operations, net of taxes, of $10.9 million during the three months ended March 31, 2017 related to the operations of the LiLAC Group. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Our net earnings attributable to noncontrolling interests were $7.9 million and $53.0 million during the three months ended March 31, 2018 and 2017, respectively. The decrease is primarily attributable to declines in the results of operations of Telenet and the impact of the Split-off Transaction.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our four subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, Unitymedia, UPC Holding and Telenet. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$26.9
Unrestricted subsidiaries (b)	410.6
Total Liberty Global and unrestricted subsidiaries	437.5
Borrowing groups (c):
Telenet	44.1
Virgin Media (d)	38.2
UPC Holding	27.7
Unitymedia	7.4
Total borrowing groups	117.4
Total cash and cash equivalents	$554.9
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $26.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $410.6 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at March 31, 2018. Our remaining cash and cash equivalents of $117.4 million at March 31, 2018 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2018, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries and (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iii) principal and interest payments received with respect to the

VodafoneZiggo JV Receivable and (iv) cash received with respect to transition services provided to the VodafoneZiggo JV and Liberty Latin America.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the pending disposition of UPC Austria, see note 4 to our condensed consolidated financial statements.

At March 31, 2018, our consolidated cash and cash equivalents balance included $504.8 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis, our expectations with respect to our corporate liquidity requirements and our preliminary assessment of the 2017 U.S. Tax Act, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the ITV Collar Loan, the Sumitomo Collar Loan and the Sumitomo Share Loan and (iii) principal payments on the ITV Collar Loan, the Sumitomo Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $11.3 billion at March 31, 2018 with varying maturity dates). For information regarding our commitments and contingencies, see note 15 to our condensed consolidated financial statements.

During the three months ended March 31, 2018, the aggregate purchase price of our share repurchases was $496.3 million, including direct acquisition costs. At March 31, 2018, the remaining amount authorized for share repurchases was $1,571.5 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at March 31, 2018, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 15 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, Sumitomo Collar Loan, Sumitomo Share Loan, Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our March 31, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2018 was 5.3x. In addition, the ratio of our March 31, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2018 was 5.2x.

When it is cost effective, we generally seek to match the denomination of the borrowings of our subsidiaries with the functional currency of the operations that support the respective borrowings. As further discussed in note 6 to our condensed consolidated financial statements, we also use derivative instruments to mitigate foreign currency and interest rate risk associated with our debt instruments.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of Virgin Media were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2018, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2018, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $42.8 billion, including $4,290.7 million that is classified as current in our condensed consolidated balance sheet and $31.8 billion that is not due until 2024 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2018. For additional information concerning our debt maturities, see note 9 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at March 31, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three months ended
	March 31,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$1,279.3	$904.4	$374.9
Net cash provided (used) by investing activities	(671.1)	1,889.2	(2,560.3)
Net cash used by financing activities	(1,732.4)	(1,783.1)	50.7
Effect of exchange rate changes on cash and cash equivalents and restricted cash	14.1	22.7	(8.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,110.1)	$1,033.2	$(2,143.3)

Operating Activities. The increase in total net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted OIBDA and related working capital items, (ii) an increase in cash provided due to lower payments of interest, (iii) an increase in the reported net cash provided by operating activities due to FX, (iv) an increase in cash provided due to lower payments for taxes and (v) a decrease in cash provided due to lower cash receipts related to derivative instruments.

Investing Activities. The change in total net cash provided (used) by our investing activities is primarily attributable to a decrease in cash of (i) $1,569.4 million related to distributions received from affiliates in 2017, (ii) $840.8 million associated with the equalization payment received in 2017 in connection with the completion of the VodafoneZiggo JV Transaction and (iii) $145.6 million due to higher capital expenditures. Capital expenditures increased from $500.4 million during the first three months of 2017 to $646.0 million during the first three months of 2018 due to the net effect of (a) a net increase in the local currency capital expenditures of our subsidiaries, including a decrease associated with higher capital-related vendor financing and a decrease associated with related working capital movements, and (b) an increase resulting from FX.

The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 16 to our condensed consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2018	2017
	in millions

Property and equipment additions	$1,251.4	$884.4
Assets acquired under capital-related vendor financing arrangements	(743.4)	(614.4)
Assets acquired under capital leases	(29.5)	(31.4)
Changes in current liabilities related to capital expenditures	167.5	261.8
Capital expenditures	$646.0	$500.4

The increase in our property and equipment additions during the three months ended March 31, 2018 is primarily due to (i) an increase in local currency expenditures of our subsidiaries, primarily due to (a) expenditures to support new customer products and operational efficiency initiatives, (b) expenditures for new build and upgrade projects, (c) baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems and (d) expenditures for the purchase and installation of customer premises equipment, and (ii) an increase due to FX.

Financing Activities. The decrease in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $789.7 million related to lower net borrowings of debt, (ii) a decrease in cash used of $479.5 million due to lower repurchases of Liberty Global ordinary shares, (iii) a decrease in cash used of $162.6 million related to VAT paid on behalf of the VodafoneZiggo JV during the 2017 period and (iv) a decrease in cash used of $160.3 million due to higher cash receipts related to derivative instruments.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2018	2017 (a)
	in millions

Net cash provided by operating activities of our continuing operations	$1,279.3	$904.4
Cash payments for direct acquisition and disposition costs	1.6	1.8
Expenses financed by an intermediary (b)	557.8	297.8
Capital expenditures	(646.0)	(500.4)
Principal payments on amounts financed by vendors and intermediaries	(1,796.8)	(1,014.2)
Principal payments on certain capital leases	(21.0)	(20.4)
Adjusted free cash flow	$(625.1)	$(331.0)
_______________

(a)	Adjusted free cash flow for the three months ended March 31, 2017 has been restated to reflect our January 1, 2018 adoption of ASU 2016-18.

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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2018:

	Payments due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$4,159.4	$360.2	$346.4	$3,095.6	$777.6	$1,517.4	$31,076.5	$41,333.1
Capital leases (excluding interest)	112.3	125.4	119.2	118.6	122.5	126.8	725.5	1,450.3
Programming commitments	903.7	908.0	543.7	251.4	49.0	15.6	49.4	2,720.8
Network and connectivity commitments	640.7	396.4	319.1	281.1	86.4	66.7	914.9	2,705.3
Purchase commitments	927.2	263.4	178.1	50.4	22.0	18.5	41.6	1,501.2
Operating leases	125.0	122.9	100.0	76.5	61.9	51.9	180.3	718.5
Other commitments	20.7	13.5	3.1	0.5	0.3	0.1	—	38.2
Total (a)	$6,889.0	$2,189.8	$1,609.6	$3,874.1	$1,119.7	$1,797.0	$32,988.2	$50,467.4
Projected cash interest payments on debt and capital lease obligations (b)	$1,200.3	$1,678.5	$1,802.1	$1,758.0	$1,659.5	$1,601.4	$4,540.0	$14,239.8
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2018 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($460.0 million at March 31, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements. For information concerning our commitments, see note 15 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2018 and 2017, see note 6 to our condensed consolidated financial statements.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2018.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2018.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2018, $309.4 million or 55.8%, $123.1 million or 22.2% and $85.1 million or 15.3% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

Foreign Currency Exchange Rates

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2018	December 31, 2017
Spot rates:
Euro	0.8136	0.8318
British pound sterling	0.7134	0.7394
Swiss franc	0.9571	0.9736
Hungarian forint	254.31	258.41
Polish zloty	3.4256	3.4730
Czech koruna	20.669	21.243
Romanian lei	3.7910	3.8830

	Three months ended
	March 31,
	2018	2017
Average rates:
Euro	0.8135	0.9389
British sterling	0.7187	0.8070
Swiss franc	0.9480	1.0040
Hungarian forint	253.05	290.18
Polish zloty	3.3998	4.0559
Czech koruna	20.664	25.373
Romanian lei	3.7881	4.2452

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 6 and 7 to our condensed consolidated financial statements.

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £593 million ($831 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £56 million ($78 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €506 million ($622 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €280 million ($344 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €89 million ($109 million).

Unitymedia Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2018, an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Unitymedia cross-currency and interest rate derivative contracts by approximately €320 million ($393 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €257 million ($316 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency, interest rate cap and swap contracts by approximately €89 million ($109 million).

ITV Collar

Holding all other factors constant, at March 31, 2018, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £56 million ($78 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(253.3)	$69.0	$(65.7)	$(44.0)	$(85.1)	$(94.1)	$(127.4)	$(600.6)
Principal-related (b)	(2.8)	6.3	84.9	(139.0)	(193.5)	(83.7)	(64.8)	(392.6)
Other (c)	—	—	6.6	37.6	(43.0)	(467.2)	(168.2)	(634.2)
Total	$(256.1)	$75.3	$25.8	$(145.4)	$(321.6)	$(645.0)	$(360.4)	$(1,627.4)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan, the Sumitomo Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2018. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2018 through January 31, 2018:
Class C	4,876,900	$35.05	4,876,900	(b)
February 1, 2018 through February 28, 2018:
Class A	1,254,400	$32.44	1,254,400	(b)
Class C	3,322,500	$34.29	3,322,500	(b)
March 1, 2018 through March 31, 2018:
Class A	1,004,400	$32.45	1,004,400	(b)
Class C	4,352,100	$31.77	4,352,100	(b)
Total — January 1, 2018 through March 31, 2018:
Class A	2,258,800	$32.44	2,258,800	(b)
Class C	12,551,500	$33.70	12,551,500	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At March 31, 2018, the remaining amount authorized for share repurchases was $1,571.5 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Amendment and Restatement Agreement dated February 22, 2018, between Virgin Media Investment Holdings Limited (for itself and as agent on behalf of the other obligors) and The Bank of Nova Scotia (as facility agent), and attached as a schedule thereto, a copy of the Senior Facilities Agreement, originally dated June 7, 2013, between, among others, Virgin Media Investment Holdings Limited as a borrower and a guarantor, The Bank of Nova Scotia as facility agent and Deutsche Bank AG, London Branch as security trustee as amended and restated by the Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2018 (File No. 001-35961)).

4.2
Additional Facility AL2 Accession Agreement dated March 2, 2018, and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 8, 2018 (File No. 001-35961)).

4.3
Amendment and Restatement Agreement dated March 7, 2018, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch as security trustee and, attached as a schedule thereto, a copy of the Super Senior Facilities Agreement, originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch as security trustee as amended and restated by the SSRCF Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 14, 2018 (File No. 001-35961)(the March 2018 8-K)).

4.4
Amendment and Restatement Agreement dated March 7, 2018, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch as security trustee and, attached as a schedule thereto, a copy of the Senior Facilities Agreement, originally dated July 25, 2014, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch as security trustee as amended and restated by the SFA Amendment and Restatement Agreement (as defined in the March 2018 8-K) (incorporated by reference to Exhibit 4.2 to the March 2018 8-K).

10 — Material Contracts:

10.1
Liberty Global 2018 Annual Performance Award Program for executive officers under the 2014 Incentive Plan Effective March 1, 2014, as amended and restated February 24, 2015 (the Incentive Plan) (a description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2018 (File No. 001-35961)).

10.2
Liberty Global 2018 Performance Incentive Plan for executive officers under Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 21, 2018 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	May 8, 2018	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 8, 2018	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer