Form 10-Q
period 2018-06-30
Liberty Global plc
filed 2018-08-08
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of July 31, 2018 was: 206,574,606 class A ordinary shares, 11,102,619 class B ordinary shares and 552,079,017 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$862.4	$1,672.4
Trade receivables, net	1,323.6	1,411.0
Derivative instruments (note 6)	385.3	494.4
Prepaid expenses	197.0	133.8
Current assets of discontinued operations (note 4)	425.2	268.1
Other current assets (notes 3 and 5)	378.0	351.9
Total current assets	3,571.5	4,331.6
Investments and related note receivables (including $2,164.1 million and $2,315.3 million, respectively, measured at fair value on a recurring basis) (note 5)	6,317.8	6,671.4
Property and equipment, net (note 8)	14,053.0	14,245.3
Goodwill (note 8)	13,999.2	14,354.1
Deferred tax assets (note 10)	3,135.6	3,133.1
Long-term assets of discontinued operations (note 4)	10,933.8	11,141.1
Other assets, net (notes 3, 6 and 8)	3,700.0	3,720.2
Total assets	$55,710.9	$57,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2018	December 31, 2017
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$831.0	$934.1
Deferred revenue	846.2	942.2
Current portion of debt and capital lease obligations (note 9)	3,392.6	3,680.1
Accrued capital expenditures	458.6	581.7
Current liabilities of discontinued operations (note 4)	1,873.1	1,587.7
Other accrued and current liabilities (notes 6 and 13)	2,583.4	2,240.0
Total current liabilities	9,984.9	9,965.8
Long-term debt and capital lease obligations (note 9)	28,425.9	29,023.4
Long-term liabilities of discontinued operations (note 4)	10,125.4	9,967.6
Other long-term liabilities (notes 6, 10, and 13)	2,422.8	2,247.0
Total liabilities	50,959.0	51,203.8
Commitments and contingencies (notes 6, 9, 10 and 15)
Equity (note 11):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 207,403,209 and 219,668,579 shares, respectively	2.1	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 11,102,619 shares at each date	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 555,820,059 and 584,332,055 shares, respectively	5.6	5.8
Additional paid-in capital	10,095.5	11,358.6
Accumulated deficit	(6,171.4)	(6,217.6)
Accumulated other comprehensive earnings, net of taxes	1,186.4	1,656.0
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	5,118.2	6,805.0
Noncontrolling interests	(366.3)	(412.0)
Total equity	4,751.9	6,393.0
Total liabilities and equity	$55,710.9	$57,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	in millions, except per share amounts

Revenue (notes 3, 5 and 16)	$3,045.1	$2,774.9	$6,139.6	$5,444.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	818.0	704.6	1,677.4	1,418.1
Other operating (note 12)	431.2	409.0	899.2	804.9
Selling, general and administrative (SG&A) (note 12)	531.6	517.3	1,069.6	1,000.2
Depreciation and amortization	970.2	922.0	2,017.5	1,789.7
Impairment, restructuring and other operating items, net (note 13)	30.2	13.1	91.6	6.4
	2,781.2	2,566.0	5,755.3	5,019.3
Operating income	263.9	208.9	384.3	425.4
Non-operating income (expense):
Interest expense	(381.1)	(348.8)	(757.0)	(688.3)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	675.5	(351.7)	464.2	(596.1)
Foreign currency transaction gains (losses), net	52.1	(18.2)	(49.6)	11.0
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	61.5	(141.4)	4.3	(42.6)
Losses on debt modification and extinguishment, net (note 9)	(20.1)	(53.6)	(22.7)	(98.9)
Share of losses of affiliates, net (note 5)	(82.3)	(3.6)	(118.8)	(19.3)
Other income, net	6.4	15.8	16.2	32.4
	312.0	(901.5)	(463.4)	(1,401.8)
Earnings (loss) from continuing operations before income taxes	575.9	(692.6)	(79.1)	(976.4)
Income tax benefit (expense) (note 10)	92.8	(68.7)	(617.2)	(150.4)
Earnings (loss) from continuing operations	668.7	(761.3)	(696.3)	(1,126.8)
Earnings from discontinued operations, net of taxes (note 4)	281.8	108.9	468.2	207.2
Net earnings (loss)	950.5	(652.4)	(228.1)	(919.6)
Net earnings attributable to noncontrolling interests	(37.9)	(21.9)	(45.8)	(74.9)
Net earnings (loss) attributable to Liberty Global shareholders	$912.6	$(674.3)	$(273.9)	$(994.5)

Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 14)	$0.80	$(0.90)	$(0.93)	$(1.34)

Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 14)	$0.80	$(0.90)	$(0.93)	$(1.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	in millions

Net earnings (loss)	$950.5	$(652.4)	$(228.1)	$(919.6)
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	(1,012.6)	875.8	(431.7)	1,122.2
Pension-related adjustments and other	(6.2)	(1.1)	(7.1)	(2.6)
Other comprehensive earnings (loss) from continuing operations	(1,018.8)	874.7	(438.8)	1,119.6
Other comprehensive loss from discontinued operations	(45.2)	(4.2)	(33.0)	(9.2)
Other comprehensive earnings (loss)	(1,064.0)	870.5	(471.8)	1,110.4
Comprehensive earnings (loss)	(113.5)	218.1	(699.9)	190.8
Comprehensive earnings attributable to noncontrolling interests	(35.7)	(22.0)	(43.6)	(74.5)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(149.2)	$196.1	$(743.5)	$116.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Accounting change (note 2)	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net loss	—	—	—	—	(273.9)	—	—	(273.9)	45.8	(228.1)
Other comprehensive loss, net of taxes	—	—	—	—	—	(469.6)	—	(469.6)	(2.2)	(471.8)
Repurchase and cancellation of Liberty Global ordinary shares (note 11)	(0.1)	—	(0.2)	(1,288.0)	—	—	—	(1,288.3)	—	(1,288.3)
Share-based compensation (note 12)	—	—	—	84.4	—	—	—	84.4	—	84.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(59.5)	—	—	—	(59.5)	(2.3)	(61.8)
Balance at June 30, 2018	$2.1	$0.1	$5.6	$10,095.5	$(6,171.4)	$1,186.4	$(0.1)	$5,118.2	$(366.3)	$4,751.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2018	2017
	in millions
Cash flows from operating activities:
Net loss	$(228.1)	$(919.6)
Earnings from discontinued operations	468.2	207.2
Loss from continuing operations	(696.3)	(1,126.8)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Share-based compensation expense	88.2	80.3
Depreciation and amortization	2,017.5	1,789.7
Impairment, restructuring and other operating items, net	91.6	6.4
Amortization of deferred financing costs and non-cash interest	29.1	31.6
Realized and unrealized losses (gains) on derivative instruments, net	(464.2)	596.1
Foreign currency transaction losses (gains), net	49.6	(11.0)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(4.3)	42.6
Losses on debt modification and extinguishment, net	22.7	98.9
Share of losses of affiliates, net	118.8	19.3
Deferred income tax benefit	(125.3)	(25.4)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	885.4	(48.1)
Dividends from affiliates and others	130.1	104.8
Net cash provided by operating activities of continuing operations	2,142.9	1,558.4
Net cash provided by operating activities of discontinued operations	1,122.2	1,153.2
Net cash provided by operating activities	3,265.1	2,711.6

Cash flows from investing activities:
Capital expenditures, net	(797.8)	(588.0)
Cash paid in connection with acquisitions, net of cash acquired	(71.7)	(438.6)
Investments in and loans to affiliates and others	(56.8)	(64.7)
Distributions received from affiliates	—	1,569.4
Equalization payment related to the VodafoneZiggo JV Transaction	—	845.3
Other investing activities, net	30.0	(4.3)
Net cash provided (used) by investing activities of continuing operations	(896.3)	1,319.1
Net cash used by investing activities of discontinued operations	(281.0)	(607.0)
Net cash provided (used) by investing activities	$(1,177.3)	$712.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(unaudited)

	Six months ended
	June 30,
	2018	2017
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(3,836.4)	$(4,698.3)
Borrowings of debt	2,146.5	4,597.9
Repurchase of Liberty Global ordinary shares	(1,276.2)	(2,108.7)
Payment of financing costs and debt premiums	(39.5)	(122.0)
Net cash received (paid) related to derivative instruments	10.2	(139.0)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	—	(162.6)
Other financing activities, net	(42.1)	(44.3)
Net cash used by financing activities of continuing operations	(3,037.5)	(2,677.0)
Net cash provided (used) by financing activities of discontinued operations	155.3	(80.0)
Net cash used by financing activities	(2,882.2)	(2,757.0)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	(9.3)	93.7
Discontinued operations	—	(2.7)
Total	(9.3)	91.0

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	(1,800.2)	294.2
Discontinued operations - Vodafone Disposal Group and UPC Austria	996.5	405.5
Discontinued operations - LiLAC Group	—	58.0
Total	$(803.7)	$757.7

Cash and cash equivalents and restricted cash:
Beginning of period	$1,683.0	$1,087.4
Net increase (decrease) (excluding, during the 2017 period, LiLAC Group activity related to cash balances included in discontinued operations)	(803.7)	699.7
End of period	$879.3	$1,787.1

Cash paid for interest:
Continuing operations	$714.8	$717.8
Discontinued operations	222.3	432.6
Total	$937.1	$1,150.4

Net cash paid for taxes:
Continuing operations	$174.4	$216.0
Discontinued operations	12.8	70.4
Total	$187.2	$286.4

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$862.4	$1,090.7
Restricted cash included in other current assets and other assets, net	14.9	694.4
Restricted cash included in current and long-term assets of discontinued operations	2.0	2.0
Total cash and cash equivalents and restricted cash	$879.3	$1,787.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2018
(unaudited)

(1)   Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses in Europe.

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communication services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 57.7%-owned subsidiary, and (iii) Switzerland and Poland through UPC Holding B.V. and (iv) Slovakia through UPC Broadband Slovakia s.r.o. UPC Holding B.V. and UPC Broadband Slovakia s.r.o., which are each wholly-owned subsidiaries of Liberty Global, are collectively referred to herein as “UPC Holding.” In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV (as defined in note 5), which provides video, broadband internet, fixed-line telephony, mobile and B2B services in the Netherlands.

In addition, (i) we currently provide residential and B2B communication services in Germany through Unitymedia GmbH (Unitymedia) and in Romania, Hungary and the Czech Republic through UPC Holding B.V. and (ii) through July 31, 2018, we provided residential and B2B communication services in Austria through UPC Holding B.V. On May 9, 2018, we reached an agreement to sell our operations in Germany, Romania, Hungary and the Czech Republic, and on July 31, 2018, we completed the sale of our operations in Austria. In these condensed consolidated financial statements, the operations in each of these countries are reflected as discontinued operations for all periods presented. For additional information regarding these pending and completed dispositions, see note 4.

Prior to the completion of the Split-off Transaction (as defined and described in note 4), we also provided residential and B2B services in (i) 18 countries, predominantly in Latin America and the Caribbean, through Cable &Wireless Communications Limited (C&W), (ii) Chile through VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico). C&W and VTR were wholly-owned subsidiaries, and Liberty Puerto Rico was an entity in which we held a 60.0% ownership interest. C&W also provided (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks that connected over 40 markets in that region. The operations of C&W, VTR, Liberty Puerto Rico and certain other entities that were associated with our businesses in Latin America and the Caribbean are collectively referred to herein as the “LiLAC Group.” As a result of the Split-off Transaction, the entities attributed to the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2017.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2018.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect of the adoption to our accumulated deficit. We applied the new standard to contracts that were not complete at January 1, 2018. The comparative information for the three and six months ended June 30, 2017 contained within these condensed consolidated financial statements and notes has not been restated and continues to be reported under the accounting standards in effect for such period. The implementation of ASU 2014-09 did not have a material impact on our consolidated financial statements.

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

ASU 2014-09 also impacted our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts. Under our previous policy, these costs were expensed as incurred unless the costs were in the scope of another accounting topic that allowed for capitalization. Under ASU 2014-09, certain upfront costs associated with contracts that have substantive termination penalties and a term of one year or more are recognized as assets and amortized to operating costs and expenses over the applicable period benefited.

For additional information regarding our adoption of ASU 2014-09, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The cumulative effect of the adoption of ASU 2014-09 on our summary balance sheet information as of January 1, 2018 is as follows:

	Balance at December 31, 2017	ASU 2014-09 Adjustments	Balance at January 1, 2018
	in millions
Assets:
Trade receivables, net	$1,411.0	(0.7)	$1,410.3
Current assets of discontinued operations	$268.1	98.2	$366.3
Other current assets	$351.9	76.6	$428.5
Investments and related note receivables (a)	$6,671.4	191.2	$6,862.6
Deferred tax assets	$3,133.1	(16.0)	$3,117.1
Long-term assets of discontinued operations	$11,141.1	29.1	$11,170.2
Other assets, net	$3,720.2	21.4	$3,741.6

Liabilities:
Deferred revenue	$942.2	5.6	$947.8
Current liabilities of discontinued operations	$1,587.7	26.7	$1,614.4
Other accrued and current liabilities	$2,240.0	1.2	$2,241.2
Long-term liabilities of discontinued operations	$9,967.6	39.1	$10,006.7
Other long-term liabilities	$2,247.0	2.7	$2,249.7

Equity:
Accumulated deficit (a)	$(6,217.6)	320.1	$(5,897.5)
Noncontrolling interests	$(412.0)	4.4	$(407.6)
_______________

(a)	The ASU 2014-09 adjustment amounts include the impact of our share of the VodafoneZiggo JV’s adjustment to its owners’ equity.

The impact of our adoption of ASU 2014-09 on our condensed consolidated balance sheet as of June 30, 2018 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our condensed consolidated statement of operations for the three and six months ended June 30, 2018.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification of credits from SG&A expenses to other income, net, of $9.2 million for the six months ended June 30, 2017.

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

Recent Accounting Pronouncements

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing right-of-use assets and lease liabilities on the balance sheet and additional disclosures. ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using one of two modified retrospective approaches. A number of optional practical expedients may be applied in transition. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019 by recording the cumulative effect of adoption to our accumulated deficit.

Although we are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements, the main impact of the adoption of this standard will be the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet for those leases classified as operating leases under current U.S. GAAP. We do not intend to recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. We also do not plan to apply the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component and, accordingly, we will continue to account for these components separately. In transition, we plan to apply the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we do not intend to use hindsight during transition.

For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of June 30, 2018, see note 15. We currently do not expect ASU 2016-02 to have a significant impact on our consolidated statements of operations or cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(3)    Revenue Recognition and Related Costs

Policies

Our revenue recognition and certain other accounting policies, as revised to reflect the impacts of our adoption of ASU 2014-09, are set forth below.

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
June 30, 2018
(unaudited)

For a disaggregation of our revenue by major category and by reportable and geographic segment, see note 16.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $57.0 million and $89.5 million at June 30, 2018 and January 1, 2018, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $27.7 million and $26.1 million as of June 30, 2018 and January 1, 2018, respectively. The current and long-term portions of our contract asset balance at June 30, 2018 are included within other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $889.2 million and $1,005.2 million as of June 30, 2018 and January 1, 2018, respectively. The decrease in deferred revenue for the six months ended June 30, 2018 is primarily due to $801.8 million of revenue recognized that was included in our deferred revenue balance at January 1, 2018, partially offset by advanced billings in certain markets. The current and long-term portions of our deferred revenue balance at June 30, 2018 are included within deferred revenue and other long-term liabilities, respectively, in our condensed consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $68.4 million and $68.1 million at June 30, 2018 and January 1, 2018, respectively. The current and long-term portions of our assets related to contract costs at June 30, 2018 are included within other current assets and other assets, net, respectively, in our condensed consolidated balance sheet. We amortized $28.5 million and $51.3 million to operating costs and expenses during the three and six months ended June 30, 2018, respectively, related to these assets.

Unsatisfied Performance Obligations

A large portion of our revenue is derived from customers who are not subject to contracts. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service, one to three years for our mobile contracts and one to five years for our B2B contracts.

(4)    Acquisitions and Dispositions

2017 Acquisition

On June 19, 2017, Telenet acquired Coditel Brabant sprl, operating under the SFR brand (SFR BeLux), for a cash and debt free purchase price of €369.0 million ($410.3 million at the applicable rates) (the SFR BeLux Acquisition) after post-closing adjustments. SFR BeLux provides cable and mobile services to households and businesses in Belgium and Luxembourg.

Pending and Completed Dispositions

Vodafone Disposal Group

On May 9, 2018, we reached an agreement (the Vodafone Agreement) to sell our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone Group plc (Vodafone). The cash proceeds that we receive from the transaction will be calculated on the basis of the agreed enterprise value adjusted for the net debt and working capital of such businesses as of the closing date of the transaction, as well as other post-closing adjustments. Based on the net debt and working capital of such

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

businesses as of December 31, 2017, the cash proceeds would be approximately €10.6 billion ($12.4 billion). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.”

Closing of the transaction is subject to various conditions, including regulatory approval, which is not expected until mid-2019. The Vodafone Agreement contains certain termination rights for both our company and Vodafone, including if closing has not occurred by November 9, 2019, or May 9, 2020 in certain limited circumstances. If the Vodafone Agreement terminates because the condition to obtain antitrust approval is not met, Vodafone has agreed to pay us a compensatory payment of €250.0 million ($291.9 million). Pursuant to the Vodafone Agreement, our company will retain all cash generated from the Vodafone Disposal Group through the closing of the transaction.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Vodafone.

UPC Austria

On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to a third party for an enterprise value of €1.9 billion ($2.2 billion at the transaction date). After considering debt, working capital and minority interest adjustments, we received net cash proceeds of €1.8 billion ($2.1 billion at the transaction date). A portion of the net proceeds were used to repay or redeem an aggregate $1.5 billion (equivalent based on the applicable June 30, 2018 exchange rates) principal amount of our outstanding debt, including (i) the repayment of $913.8 million (equivalent) principal amount under the UPC Holding Bank Facility, (ii) the redemption of $70.1 million (equivalent) principal amount of the UPCB SPE Notes and (iii) the redemption of $519.9 million (equivalent) principal amount of the VM Notes. The remaining net proceeds from the sale of UPC Austria are expected to be used for general corporate purposes, including an additional $500.0 million of share repurchases, as further described in note 11.

In connection with the sale of UPC Austria, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. Liberty Global will also allow the use of the UPC brand for a transitional period of up to three years as part of the transaction.

Split-off Transaction

Prior to December 29, 2017, our share capital included (i) Liberty Global Class A, Class B and Class C ordinary shares (collectively, Liberty Global Shares) and (ii) LiLAC Class A, Class B and Class C (collectively, LiLAC Shares). On December 29, 2017, in order to effect the split-off of the LiLAC Group (the Split-off Transaction), we distributed 100% of the common shares (the Distribution) of Liberty Latin America Ltd. (Liberty Latin America) to the holders of our then outstanding LiLAC Shares. Just prior to the completion of the Split-off Transaction, all of the businesses, assets and liabilities of the LiLAC Group were transferred to Liberty Latin America, which was then a wholly-owned subsidiary of Liberty Global. Following the Distribution, the LiLAC Shares were redesignated as deferred shares (which had virtually no economic rights) and Liberty Latin America became an independent publicly-traded company that is no longer consolidated by Liberty Global. No gain or loss was recognized in connection with the Split-off Transaction.

In connection with the Split-off Transaction, we entered into several agreements that govern certain transactions and other matters between our company and Liberty Latin America (the Split-off Agreements). During the six months ended June 30, 2018, the impacts of the Split-off Agreements and other normal recurring transactions between our company and Liberty Latin America were not material.

Presentation of Discontinued Operations

Effective with the signing of the Vodafone Agreement, we began presenting the Vodafone Disposal Group as discontinued operations and, accordingly, we no longer depreciate or amortize the long-lived assets of such group. From December 22, 2017, the date we reached an agreement to sell UPC Austria, through the signing of the Vodafone Agreement, we accounted for UPC Austria as held for sale but did not present such entity as a discontinued operation as this disposal was not considered to be a

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

strategic shift that would have a major effect on our operations and financial results. We ceased to depreciate or amortize the long-lived assets of UPC Austria on December 22, 2017. Effective with the signing of the Vodafone Agreement and in consideration of the additional disposals contemplated therein, we began presenting UPC Austria as a discontinued operation. Accordingly, UPC Austria and the Vodafone Disposal Group are presented as discontinued operations in our condensed consolidated balance sheets, statements of operations and cash flows for all periods presented. Our operations in Romania, Hungary and the Czech Republic are held through UPC Holding, as was UPC Austria prior to its sale on July 31, 2018. No debt, interest or derivative instruments of the UPC Holding borrowing group, other than amounts that are direct obligations of the entities to be disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest and derivative instruments are included in discontinued operations as they are direct obligations of entities within the Vodafone Disposal Group. As discussed above, a portion of the proceeds from the disposition of UPC Austria was used to pay down the debt of the UPC Holding borrowing group. In addition, we expect that a portion of the proceeds from the disposition of the Vodafone Disposal Group will be used to pay down the debt of the UPC Holding borrowing group.

In addition, the entities comprising the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2017.

The carrying amounts of the major classes of assets and liabilities of UPC Austria and the Vodafone Disposal Group as of June 30, 2018 are summarized below:

	UPC Austria	Vodafone Disposal Group	Total
	in millions
Assets:
Current assets other than cash	$40.9	$384.3	$425.2
Property and equipment, net	479.6	5,245.8	5,725.4
Goodwill	706.0	4,041.0	4,747.0
Other assets, net	3.2	458.2	461.4
Total assets	$1,229.7	$10,129.3	$11,359.0

Liabilities:
Current portion of debt and capital lease obligations	$0.8	$602.3	$603.1
Other accrued and current liabilities	82.8	1,187.2	1,270.0
Long-term debt and capital lease obligations	1.3	9,155.7	9,157.0
Other long-term liabilities	85.1	883.3	968.4
Total liabilities	$170.0	$11,828.5	$11,998.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The carrying amounts of the major classes of assets and liabilities of UPC Austria and the Vodafone Disposal Group as of December 31, 2017 are summarized below:

	UPC Austria	Vodafone Disposal Group	Total
	in millions
Assets:
Current assets other than cash	$29.2	$238.9	$268.1
Property and equipment, net	451.9	5,290.1	5,742.0
Goodwill	732.2	4,181.0	4,913.2
Other assets, net	3.2	482.7	485.9
Total assets	$1,216.5	$10,192.7	$11,409.2

Liabilities:
Current portion of debt and capital lease obligations	$0.8	$486.9	$487.7
Other accrued and current liabilities	77.7	1,022.3	1,100.0
Long-term debt and capital lease obligations	1.5	9,026.1	9,027.6
Other long-term liabilities	76.3	863.7	940.0
Total liabilities	$156.3	$11,399.0	$11,555.3

The operating results of UPC Austria, the Vodafone Disposal Group and the LiLAC Group for the three and six months ended June 30, 2018 and 2017 are summarized in the following tables. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

	UPC Austria	Vodafone Disposal Group	Total
	in millions
Three months ended June 30, 2018
Revenue	$107.4	$892.9	$1,000.3
Operating income	$61.7	$419.9	$481.6

Earnings before income taxes and noncontrolling interests	$61.5	$310.1	$371.6
Income tax expense	(9.7)	(80.1)	(89.8)
Net earnings	51.8	230.0	281.8
Net earnings attributable to noncontrolling interests	(1.8)	—	(1.8)
Net earnings attributable to Liberty Global shareholders	$50.0	$230.0	$280.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

	UPC Austria	Vodafone Disposal Group	Total
	in millions
Six months ended June 30, 2018
Revenue	$216.7	$1,845.2	$2,061.9
Operating income	$122.9	$731.5	$854.4

Earnings before income taxes and noncontrolling interests	$122.7	$491.5	$614.2
Income tax expense	(19.2)	(126.8)	(146.0)
Net earnings	103.5	364.7	468.2
Net earnings attributable to noncontrolling interests	(3.6)	—	(3.6)
Net earnings attributable to Liberty Global shareholders	$99.9	$364.7	$464.6

	UPC Austria	Vodafone Disposal Group	LiLAC Group	Total
	in millions
Three months ended June 30, 2017
Revenue	$95.9	$792.9	$920.9	$1,809.7
Operating income	$35.6	$234.5	$155.4	$425.5

Earnings before income taxes and noncontrolling interests	$35.6	$125.9	$8.4	$169.9
Income tax expense	(3.0)	(27.4)	(30.6)	(61.0)
Net earnings (loss)	32.6	98.5	(22.2)	108.9
Net earnings attributable to noncontrolling interests	(1.6)	—	(15.5)	(17.1)
Net earnings (loss) attributable to Liberty Global shareholders	$31.0	$98.5	$(37.7)	$91.8

	UPC Austria	Vodafone Disposal Group	LiLAC Group	Total
	in millions
Six months ended June 30 2017
Revenue	$188.1	$1,549.9	$1,831.8	$3,569.8
Operating income	$70.1	$410.0	$290.2	$770.3

Earnings before income taxes and noncontrolling interests	$70.1	$221.1	$42.1	$333.3
Income tax expense	(5.8)	(45.1)	(75.2)	(126.1)
Net earnings (loss)	64.3	176.0	(33.1)	207.2
Net earnings attributable to noncontrolling interests	(3.2)	—	(31.9)	(35.1)
Net earnings (loss) attributable to Liberty Global shareholders	$61.1	$176.0	$(65.0)	$172.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share for the three and six months ended June 30, 2018 and 2017 is presented below. These amounts relate to the operations of UPC Austria and the Vodafone Disposal Group. For information regarding the calculation of our weighted average shares outstanding with respect to Liberty Global Shares, see note 14.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Basic earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share	$0.35	$0.15	$0.58	$0.27

Diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share	$0.35	$0.15	$0.58	$0.27

Our basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share for the three and six months ended June 30, 2017 is presented below. These amounts relate to the operations of the LiLAC Group.

	Three months ended June 30, 2017	Six months ended June 30, 2017

Basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share	$(0.22)	$(0.38)

Weighted average ordinary shares outstanding (LiLAC Shares) - basic and diluted	172,074,934	172,410,613

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2018	December 31, 2017
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,993.0	$4,162.8
Other	160.7	161.8
Total — equity	4,153.7	4,324.6
Fair value:
ITV plc (ITV) — subject to re-use rights	914.9	892.0
Sumitomo Corporation (Sumitomo)	600.0	776.5
ITI Neovision S.A.	163.8	161.9
Lions Gate Entertainment Corp (Lionsgate)	120.7	163.9
Casa Systems, Inc. (Casa)	72.4	76.3
Other	292.3	244.7
Total — fair value	2,164.1	2,315.3
Cost (c)	—	31.5
Total	$6,317.8	$6,671.4
_______________

(a)	At June 30, 2018 and December 31, 2017, the carrying amounts of each of our equity method investments did not materially exceed our proportionate share of the respective investee’s net assets.

(b)
Amounts include a related-party euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $1,050.9 million and $1,081.9 million, respectively, due from a subsidiary of the VodafoneZiggo JV (as defined below) to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and requires €100.0 million ($116.8 million) of principal to be paid annually through December 31, 2019, with the remaining principal due on January 16, 2027. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. During the six months ended June 30, 2018, interest accrued on the VodafoneZiggo JV Receivable was $30.2 million, all of which has been cash settled.

(c)	As a result of the January 1, 2018 adoption of ASU 2016-01, all of our cost investments have been reclassified to fair value investments.

For information regarding the impact of the adoption of ASU 2014-09 on our accumulated deficit and our investment in the VodafoneZiggo JV, see note 2.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Equity Method Investments

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

VodafoneZiggo JV (a)	$(63.2)	$6.5	$(90.0)	$5.2
Other	(19.1)	(10.1)	(28.8)	(24.5)
Total	$(82.3)	$(3.6)	$(118.8)	$(19.3)
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

VodafoneZiggo JV. On December 31, 2016, one of our wholly-owned subsidiaries contributed VodafoneZiggo Holding B.V. and its subsidiaries (VodafoneZiggo Holding) to VodafoneZiggo Group Holding B.V., an entity that was formed as a 50:50 joint venture (the VodafoneZiggo JV) between Vodafone and Liberty Global (the VodafoneZiggo JV Transaction).

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

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding B.V. that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017. In addition, during the second quarters of 2018 and 2017, we received dividend distributions from the VodafoneZiggo JV of $116.6 million and $87.3 million, respectively, which were accounted for as returns on capital for purposes of our condensed consolidated statements of cash flows.

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $53.8 million and $31.8 million during the three months ended June 30, 2018 and 2017, respectively, and $88.3 million and $63.3 million during the six months ended June 30, 2018 and 2017, respectively. These amounts include revenue from (a) the JV Services and (b) during the 2018 periods, sales of customer premises equipment at a mark-up. During the six months ended June 30, 2018 and 2017, we transferred certain assets to the VodafoneZiggo JV that we purchased on its behalf with an aggregate cost of $30.3 million and $107.8 million, respectively. At June 30, 2018 and December 31, 2017, $46.8 million and $33.3 million, respectively, were due from the VodafoneZiggo JV, primarily related to the aforementioned transactions. Amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets in our condensed consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing efforts and increasing or unlimited data bundles. In light of this competition, as well as regulatory and economic factors, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	in millions

Revenue	$1,114.5	$1,081.3	$2,296.1	$2,165.2
Loss before income taxes	$(201.2)	$(25.8)	$(319.8)	$(69.1)
Net loss	$(150.8)	$(18.3)	$(238.1)	$(48.6)

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$371.6	$1,344.1	$1,715.7	$477.0	$1,071.9	$1,548.9
Equity-related derivative instruments (c)	—	491.9	491.9	—	560.9	560.9
Foreign currency forward and option contracts	13.6	—	13.6	17.0	0.1	17.1
Other	0.1	—	0.1	0.4	0.4	0.8
Total	$385.3	$1,836.0	$2,221.3	$494.4	$1,633.3	$2,127.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$386.5	$1,254.1	$1,640.6	$210.2	$1,557.7	$1,767.9
Equity-related derivative instruments (c)	1.7	—	1.7	5.4	—	5.4
Foreign currency forward and option contracts	4.5	—	4.5	7.7	0.2	7.9
Other	—	0.1	0.1	—	—	—
Total	$392.7	$1,254.2	$1,646.9	$223.3	$1,557.9	$1,781.2
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($65.6 million) and $59.6 million during the three months ended June 30, 2018 and 2017, respectively, and a net gain (loss) of ($27.9 million) and $109.0 million during the six months ended June 30, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company, (ii) the prepaid forward transaction (the Lionsgate Forward) with respect to 1.25 million of our voting and 1.25 million of our non-voting Lionsgate shares and (iii) at December 31, 2017, the share collar (the Sumitomo Collar) with respect to a portion of the shares of Sumitomo held by our company. On May 22, 2018, we settled the final tranche of the Sumitomo Collar and related borrowings with a portion of the existing Sumitomo shares held by our company. The aggregate market value of these shares on the transaction date was $159.3 million.The fair values of the ITV Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	in millions
Cross-currency and interest rate derivative contracts	$870.1	$(502.3)	$508.2	$(659.1)
Equity-related derivative instruments:
ITV Collar	(183.6)	163.4	(60.0)	110.2
Lionsgate Forward	3.4	(2.5)	12.4	(2.0)
Sumitomo Collar	(23.2)	2.2	(11.8)	(21.3)
Other	1.0	0.4	2.2	(5.4)
Total equity-related derivative instruments	(202.4)	163.5	(57.2)	81.5
Foreign currency forward and option contracts	8.3	(12.9)	13.9	(19.0)
Other	(0.5)	—	(0.7)	0.5
Total	$675.5	$(351.7)	$464.2	$(596.1)

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

	Six months ended
	June 30,
	2018	2017
	in millions
Operating activities	$246.1	$89.5
Investing activities	—	(0.5)
Financing activities	10.2	(139.0)
Total	$256.3	$(50.0)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At June 30, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $456.1 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2018, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		4.6
	$8,933.0		£5,844.3	(a) (b)	5.2
	£2,396.1		$3,450.0	(a)	6.5

UPC Holding	$2,765.0		€2,276.7		6.3
	$1,200.0	CHF	1,107.5	(b)	6.7
	€2,521.2	CHF	2,901.0	(b)	5.5
	€418.5	CZK	11,521.8		2.0
	€488.0	HUF	138,437.5		3.5
	€851.6	PLN	3,604.5		3.2
	€225.9	RON	650.0		3.6

Telenet	$3,195.0		€2,834.1	(b)	6.9
	€1,431.2		$1,600.0	(a)	7.0
_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At June 30, 2018, the total U.S. dollar equivalents of the notional amount of these derivative instruments was $5.3 billion.

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2018. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Interest Rate Swap Contracts

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2018:

	Borrowing group pays fixed rate (a)		Borrowing group receives fixed rate
Borrowing group	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Virgin Media	$18,625.7	3.6	$11,789.1	5.7

UPC Holding	$5,766.6	5.1	$3,408.3	7.3

Telenet	$3,686.4	5.5	$1,666.3	5.2

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at June 30, 2018:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$6,275.6		£1.4	2.47%
	$601.1		€1.4	2.08%

UPC Holding	$1,328.3	CHF	0.6	1.22%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2018:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,587.5	0.5

UPC Holding	$1,975.0	0.5

Telenet	$1,600.0	0.5

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2018, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $164.9 million and $662.7 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Decrease to borrowing costs at June 30, 2018 (a)

Virgin Media	(0.32)%
UPC Holding	(0.02)%
Telenet	(0.44)%
Total decrease to borrowing costs	(0.27)%

_______________

(a)	Represents the effect of derivative instruments in effect at June 30, 2018 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2018, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $482.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments, (iii) certain instruments that we classify as debt and (iv) the borrowed shares of Sumitomo pursuant to a securities lending arrangement (the Sumitomo Share Loan). The reported fair values of these investments and instruments as of June 30, 2018 likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2018 and 2017, we did not perform significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 8 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2018 using:
Description	June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,715.7	$—	$1,715.0	$0.7
Equity-related derivative instruments	491.9	—	—	491.9
Foreign currency forward and option contracts	13.6	—	13.6	—
Other	0.1	—	0.1	—
Total derivative instruments	2,221.3	—	1,728.7	492.6
Investments	2,164.1	1,717.1	—	447.0
Total assets	$4,385.4	$1,717.1	$1,728.7	$939.6

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,640.6	$—	$1,632.6	$8.0
Equity-related derivative instruments	1.7	—	—	1.7
Foreign currency forward and option contracts	4.5	—	4.5	—
Other	0.1	—	0.1	—
Total derivative instruments	1,646.9	—	1,637.2	9.7
Debt	881.7	600.6	281.1	—
Total liabilities	$2,528.6	$600.6	$1,918.3	$9.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

		Fair value measurements at December 31, 2017 using:
Description	December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,548.9	$—	$1,548.7	$0.2
Equity-related derivative instruments	560.9	—	—	560.9
Foreign currency forward and option contracts	17.1	—	17.1	—
Other	0.8	—	0.8	—
Total derivative instruments	2,127.7	—	1,566.6	561.1
Investments	2,315.3	1,908.7	—	406.6
Total assets	$4,443.0	$1,908.7	$1,566.6	$967.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,767.9	$—	$1,764.5	$3.4
Equity-related derivative instruments	5.4	—	—	5.4
Foreign currency forward and option contracts	7.9	—	7.9	—
Total derivative instruments	1,781.2	—	1,772.4	8.8
Debt	926.6	621.7	304.9	—
Total liabilities	$2,707.8	$621.7	$2,077.3	$8.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2018	$406.6	$(3.2)	$555.5	$958.9
Gains (losses) included in earnings (loss) from continuing operations (a):
Realized and unrealized losses on derivative instruments, net	—	(4.5)	(57.2)	(61.7)
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	4.4	—	—	4.4
Impact of ASU 2016-01	31.9	—	—	31.9
Additions	25.1	0.2	—	25.3
Dispositions	(12.1)	—	—	(12.1)
Final settlement of Sumitomo Collar (b)	—	—	(7.4)	(7.4)
Transfers out of Level 3	(2.0)	—	—	(2.0)
Foreign currency translation adjustments, dividends and other, net	(6.9)	0.2	(0.7)	(7.4)
Balance of net assets (liabilities) at June 30, 2018	$447.0	$(7.3)	$490.2	$929.9

_______________

(a)	Most of these net gains and losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2018.

(b)	For information regarding the settlement of the final tranche of the Sumitomo Collar, see note 6.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2018	December 31, 2017
	in millions

Distribution systems	$17,714.5	$17,522.9
Customer premises equipment	4,633.9	4,434.3
Support equipment, buildings and land	5,044.8	4,790.2
Total property and equipment, gross	27,393.2	26,747.4
Accumulated depreciation	(13,340.2)	(12,502.1)
Total property and equipment, net	$14,053.0	$14,245.3

During the six months ended June 30, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,187.9 million and $1,164.1 million, respectively, which exclude related VAT of $186.1 million and $184.1 million, respectively, that was also financed by our vendors under these arrangements. In addition, during the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

six months ended June 30, 2018 and 2017, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $46.5 million and $97.9 million, respectively.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2018 are set forth below:

	January 1, 2018	Acquisitions and related adjustments	Foreign currency translation adjustments	June 30, 2018
	in millions

U.K./Ireland	$8,134.1	$—	$(199.7)	$7,934.4
Belgium	2,681.7	20.1	(79.6)	2,622.2
Switzerland	2,931.3	—	(54.2)	2,877.1
Central and Eastern Europe	607.0	—	(41.5)	565.5
Total	$14,354.1	$20.1	$(375.0)	$13,999.2

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, in our condensed consolidated balance sheets, are set forth below:

	June 30, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$4,013.3	$(2,958.7)	$1,054.6	$4,041.0	$(2,745.8)	$1,295.2
Other	516.9	(241.0)	275.9	531.9	(218.6)	313.3
Total	$4,530.2	$(3,199.7)	$1,330.5	$4,572.9	$(2,964.4)	$1,608.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(9)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2018					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
		in millions

VM Notes (d)	5.54%	—	$—	$9,406.6	$9,987.4	$9,434.0	$9,565.7
VM Credit Facilities	4.57%	(e)	890.6	5,482.2	4,681.5	5,511.0	4,676.2
UPC Holding Bank Facility (d)	4.16%	990.1	1,156.1	2,535.9	2,576.4	2,558.9	2,576.1
UPCB SPE Notes	4.51%	—	—	2,474.3	2,638.8	2,541.2	2,582.6
UPC Holding Senior Notes (d)	4.57%	—	—	1,183.5	1,272.5	1,291.5	1,313.4
Telenet Credit Facility	3.97%	(f)	519.7	2,436.7	2,188.9	2,452.4	2,177.6
Telenet Senior Secured Notes	4.68%	—	—	1,586.1	1,724.4	1,700.6	1,721.3
Telenet SPE Notes	4.88%	—	—	591.4	1,014.4	557.0	937.7
Vendor financing (g)	3.69%	—	—	2,495.5	3,599.0	2,495.5	3,599.0
ITV Collar Loan	0.71%	—	—	1,404.8	1,445.8	1,428.1	1,463.8
Sumitomo Share Loan (h)	0.95%	—	—	600.6	621.7	600.6	621.7
Derivative-related debt instruments (i)	3.41%	—	—	334.7	359.8	336.4	361.5
Sumitomo Collar Loan	—	—	—	—	170.3	—	169.1
Other (j)	5.92%	—	—	384.3	413.4	389.1	418.2
Total debt before deferred financing costs, discounts and premiums	4.48%		$2,566.4	$30,916.6	$32,694.3	$31,296.3	$32,183.9

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and capital lease obligations:

	June 30, 2018	December 31, 2017
	in millions

Total debt before deferred financing costs, discounts and premiums	$31,296.3	$32,183.9
Deferred financing costs, discounts and premiums, net	(150.6)	(171.8)
Total carrying amount of debt	31,145.7	32,012.1
Capital lease obligations (k)	672.8	691.4
Total debt and capital lease obligations	31,818.5	32,703.5
Current maturities of debt and capital lease obligations	(3,392.6)	(3,680.1)
Long-term debt and capital lease obligations	$28,425.9	$29,023.4

_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

variable- and fixed-rate indebtedness was 3.98% at June 30, 2018. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2018, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table we present, based on the most restrictive applicable leverage covenants, leverage-based restricted payment tests and other limitations in effect for each borrowing group, (i) for each subsidiary where the ability to borrow is limited, the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below do not consider any actual or potential changes to our borrowing levels subsequent to June 30, 2018 and are based on the most restrictive applicable leverage-based restricted payment tests and covenant and other limitations in effect for each borrowing group at June 30, 2018, both before and after considering the impact of the completion of the June 30, 2018 compliance requirements.

	Limitation on availability
	June 30, 2018		Upon completion of relevant June 30, 2018 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under:
VM Credit Facilities (e)	£675.0	$890.6	£455.4	$600.9

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

(d)
As further described in note 4, subsequent to June 30, 2018, we used a portion of the net proceeds from the sale of UPC Austria to repay or redeem certain debt of the UPC Holding and Virgin Media borrowing groups.

(e)
Unused borrowing capacity under the VM Credit Facilities relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($890.6 million). In February 2018, the VM Revolving Facility was amended and split into two revolving facilities. VM Revolving Facility A is a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £75.0 million ($98.9 million), and VM Revolving Facility B is a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £600.0 million ($791.7 million). All other terms from the previously existing VM Revolving Facility continue to apply to the new revolving facilities

(f)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($467.1 million) under Telenet Facility AG, (ii) €25.0 million ($29.2 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.4 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2018.

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
June 30, 2018
(unaudited)

(h)	The Sumitomo Share Loan is carried at fair value. For information regarding fair value hierarchies, see note 7.

(i)
Represents amounts associated with certain derivative-related borrowing instruments, including $281.1 million and $304.9 million at June 30, 2018 and December 31, 2017, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(j)	Amounts include $131.0 million and $160.9 million at June 30, 2018 and December 31, 2017, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(k)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	June 30, 2018	December 31, 2017
	in millions

Telenet	$461.6	$456.1
UPC Holding	80.6	89.0
Virgin Media	73.5	79.1
Other subsidiaries	57.1	67.2
Total	$672.8	$691.4

Refinancing Transactions - General Information

At June 30, 2018, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of any financing transactions completed during the first six months of 2018. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 10 to the consolidated financial statements included in our 10-K.

Virgin Media Financing Transaction

In April 2018, Virgin Media Receivables Financing Notes II Designated Activity Company (Virgin Media Receivables II Financing Company), a third-party special purpose financing entity that is not consolidated by Virgin Media or Liberty Global, issued £300.0 million ($395.8 million) principal amount of 5.75% receivables financing notes due April 15, 2023. In June 2018, Virgin Media Receivables II Financing Company issued an additional £50.0 million ($66.0 million) principal amount of 5.75% receivables financing notes due April 15, 2023. These notes, together with the initial £300.0 million, are collectively referred to as the “VM Receivables Financing II Notes.” The VM Receivables Financing II Notes are not the obligations of Virgin Media or Liberty Global. The net proceeds from the VM Receivables Financing II Notes are used to purchase certain vendor financed receivables of Virgin Media and its subsidiaries from various third parties. To the extent that the proceeds from the VM Receivables Financing II Notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund an excess cash facility (the VM Financing Facility II) under a new credit facility of Virgin Media. The VM Financing Facility II, together with the VM Financing Facility, which was created in connection with the issuance of the VM Receivables Financing Notes by Virgin Media Receivables Financing Company in 2016, are collectively referred to as the “VM Financing Facilities.” At June 30, 2018, the principal amount outstanding under the VM Financing Facilities was £700.0 million ($923.6 million). Virgin Media Receivables Financing Company and Virgin Media Receivables II Financing Company can request the VM Financing Facilities be repaid by Virgin Media as additional vendor financed receivables become available for purchase.

Telenet Refinancing Transactions

In March 2018, Telenet used existing cash to prepay 10% of the €530.0 million ($618.9 million) original principal amount under Telenet Facility AB, together with accrued and unpaid interest and the related prepayment premiums, which was owed to

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Telenet Finance VI and, in turn, Telenet Finance VI used such proceeds to redeem 10% of the €530.0 million original principal amount of the Telenet Finance VI Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment, net, of $2.6 million related to (i) the payment of $2.0 million of redemption premiums and (ii) the write-off of $0.6 million of unamortized deferred financing costs and discounts.

In March 2018, commitments under Telenet Facility AL were increased by $300.0 million (the Telenet Facility AL Add-on). The terms of the Telenet Facility AL Add-on are consistent with those of Telenet Facility AL. In April 2018, Telenet drew the full $300.0 million of the Telenet Facility AL Add-on and used the net proceeds, together with existing cash, to prepay in full the €250.0 million ($291.9 million) outstanding principal amount under Telenet Facility V, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance V and, in turn, Telenet Finance V used such proceeds to redeem in full the €250.0 million outstanding principal amount of the Telenet Finance V Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment, net, of $21.3 million related to (i) the payment of $17.3 million of redemption premiums and (ii) the write-off of $4.0 million of unamortized deferred financing costs and discounts.

In May 2018, Telenet entered into (i) a $1,600.0 million term loan facility (Telenet Facility AN), which was issued at 99.875% of par, matures on August 15, 2026, bears interest at a rate of LIBOR + 2.25% and is subject to a LIBOR floor of 0.0%, and (ii) a €730.0 million ($852.4 million) term loan facility (Telenet Facility AO), which was issued at 99.875% of par, matures on December 15, 2027, bears interest at a rate of EURIBOR + 2.50% and is subject to a EURIBOR floor of 0.0%. The net proceeds from Telenet Facility AN and Telenet Facility AO, together with existing cash, were used to prepay in full (a) the $1,300.0 million outstanding principal amount under Telenet Facility AL, (b) the $300.0 million outstanding principal amount under the Telenet Facility AL Add-on and (c) the €730.0 million outstanding principal amount under Telenet Facility AM. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, net, of $7.6 million related to the write-off of of unamortized deferred financing costs and discounts.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of June 30, 2018 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on June 30, 2018 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2018 (remainder of year)	$1,255.2	$281.9	$330.2	$13.5	$1,880.8
2019	1,140.2	230.3	142.0	44.3	1,556.8
2020	80.8	21.5	14.5	207.6	324.4
2021	1,350.0	22.0	12.5	1,584.3	2,968.8
2022	396.0	19.0	12.3	321.2	748.5
2023	957.1	13.8	12.5	—	983.4
Thereafter	11,645.5	6,391.6	4,796.5	—	22,833.6
Total debt maturities	16,824.8	6,980.1	5,320.5	2,170.9	31,296.3
Deferred financing costs, discounts and premiums, net	(54.8)	(50.2)	(21.3)	(24.3)	(150.6)
Total debt	$16,770.0	$6,929.9	$5,299.2	$2,146.6	$31,145.7
Current portion	$2,325.5	$508.2	$447.4	$23.3	$3,304.4
Noncurrent portion	$14,444.5	$6,421.7	$4,851.8	$2,123.3	$27,841.3
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

Capital lease obligations:

	Telenet	UPC Holding	Virgin Media	Other	Total
	in millions
Year ending December 31:
2018 (remainder of year)	$43.1	$7.8	$8.4	$11.2	$70.5
2019	76.8	14.9	11.5	16.5	119.7
2020	72.6	15.2	8.5	10.4	106.7
2021	68.4	15.6	8.8	5.1	97.9
2022	68.6	12.7	10.6	3.0	94.9
2023	57.2	11.6	6.3	18.1	93.2
Thereafter	224.9	20.2	192.4	—	437.5
Total principal and interest payments	611.6	98.0	246.5	64.3	1,020.4
Amounts representing interest	(150.0)	(17.4)	(173.0)	(7.2)	(347.6)
Present value of net minimum lease payments	$461.6	$80.6	$73.5	$57.1	$672.8
Current portion	$51.4	$10.4	$9.7	$16.7	$88.2
Noncurrent portion	$410.2	$70.2	$63.8	$40.4	$584.6

Non-cash Refinancing Transactions

During the six months ended June 30, 2018 and June 30, 2017, certain of our refinancing transactions included non-cash borrowings and repayments of debt aggregating $2,453.1 million and $6,546.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(10)    Income Taxes

Income tax expense attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	in millions

Computed “expected” tax benefit (expense) (a)	$(109.4)	$133.3	$15.0	$188.0
Mandatory Repatriation Tax (b)	242.0	—	(968.5)	—
Change in valuation allowances (b) (c):
Expense	18.9	(102.2)	(16.1)	(169.6)
Benefit	(131.2)	(2.0)	422.1	10.0
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c):
Expense	(91.4)	(41.3)	(146.6)	(80.8)
Benefit	(0.4)	(0.1)	3.3	0.3
Non-deductible or non-taxable foreign currency exchange results (c):
Expense	78.0	(103.4)	(4.9)	(132.5)
Benefit	71.3	3.0	73.6	4.3
Non-deductible or non-taxable interest and other items (c):
Expense	(15.0)	(5.7)	(41.8)	(52.6)
Benefit	9.3	10.0	22.4	18.8
International rate differences (c) (d):
Expense	(13.5)	(3.5)	(22.6)	(19.1)
Benefit	15.5	41.4	31.2	75.3
Other, net	18.7	1.8	15.7	7.5
Total income tax benefit (expense)	$92.8	$(68.7)	$(617.2)	$(150.4)
_______________

(a)
The statutory or “expected” tax rates are U.K. rates of 19.0% for the 2018 periods and 19.25% for the 2017 periods. The statutory rate for the 2017 periods represents the blended rate in effect for the year ended December 31, 2017 based on the 20.0% statutory rate that was in effect for the first quarter of 2017 and the 19.0% statutory rate that was in effect for the remainder of 2017.

(b)
As further discussed below, the liability we have recorded for the Mandatory Repatriation Tax (as defined and described below) is significantly lower than the amount included in our income tax expense due primarily to the expected use of carryforward tax attributes in the U.S., all of which were subject to valuation allowances prior to the initial recognition of the Mandatory Repatriation Tax during the first quarter of 2018.

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
June 30, 2018
(unaudited)

changes to the income tax deductibility of certain business expenses, including interest expense and compensation paid to certain executive officers, (iii) the imposition of taxes on a one-time deemed mandatory repatriation of earnings and profits of foreign corporations (the Mandatory Repatriation Tax) and (iv) a new tax on global intangible low-taxed income.

The Mandatory Repatriation Tax requires that the aggregate post-1986 earnings and profits of our foreign corporations be included in our U.S. taxable income. The one-time repatriation of undistributed foreign earnings and profits is then taxed at a rate of 15.5% for cash earnings and 8% for non-cash earnings, both as defined in the 2017 U.S. Tax Act, and is payable, interest free, over an eight year period according to a prescribed payment schedule with 45% of the tax due in the last two years. At June 30, 2018, we have recorded an estimate of our liability for the Mandatory Repatriation Tax of $289.6 million after considering the expected use of carryforward tax attributes and other filing positions. Our estimate is subject to change during the remaining quarters of 2018 as we continue to refine the complex calculations, review various historical transactions and analyze substantial information that supports our ownership structure and the operating history of our foreign subsidiaries, as well as evaluate recent guidance from the tax authorities on the application of the tax laws underlying the Mandatory Repatriation Tax.

At June 30, 2018, our unrecognized tax benefits of $585.1 million included $425.9 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2018. The amount of any such reductions could range up to $125.0 million, all of which would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Belgium, the Netherlands and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(11)    Equity

Share Repurchases. During the six months ended June 30, 2018, we repurchased (i) 12,588,800 shares of our class A ordinary shares at an average price per share of $30.15 and (ii) 29,342,800 shares of our class C ordinary shares at an average price per share of $30.97, for an aggregate purchase price of $1,288.3 million, including direct acquisition costs. At June 30, 2018, the remaining amount authorized for share repurchases was $783.9 million. On July 31, 2018, our board of directors authorized an additional $500.0 million for share repurchases.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$8.0	$19.1	$16.7	$19.8
Non-performance based share-based incentive awards	24.3	24.6	46.3	46.3
Other (b)	13.4	—	20.5	—
Total Liberty Global	45.7	43.7	83.5	66.1
Other	(0.2)	7.7	4.7	14.2
Total	$45.5	$51.4	$88.2	$80.3
Included in:
Other operating expense	$—	$0.9	$1.0	$1.9
SG&A expense	45.5	50.5	87.2	78.4
Total	$45.5	$51.4	$88.2	$80.3
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs) and (ii) through March 31, 2017, performance grant units (PGUs) held by our Chief Executive Officer.

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

The following table provides the aggregate number of options and share appreciation rights (SARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2018.

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	16,106,261	$32.28	37,449,896	$30.38
Exercisable	9,311,226	$31.85	22,890,732	$29.65

Held by former Liberty Global employees:
Outstanding	1,202,625	$32.72	2,825,949	$30.54
Exercisable	952,952	$31.91	2,325,227	$29.64

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of June 30, 2018:

	Class A	Class C
Held by Liberty Global employees:
RSUs	640,075	1,265,060
PSUs	1,771,830	3,548,966
Held by former Liberty Global employees:
RSUs	13,719	27,501
PSUs	172,971	346,299

2018 PSUs

In March and May 2018, the compensation committee of our board of directors approved the grant of an aggregate 1,114,280 and 2,228,560 Class A and Class C PSUs, respectively, to executive officers and key employees (the 2018 PSUs) pursuant to a performance plan that is based on the achievement of a specified compound annual growth rate (CAGR) with respect to our Adjusted OIBDA (as defined in note 16) during the two-year period ending December 31, 2019. The 2018 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2018 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2018 PSUs will vest 50% on April 1, 2020 and 50% on October 1, 2020. As of June 30, 2018, the target Adjusted OIBDA CAGR has not been yet been determined. Accordingly, no share-based compensation expense has been recognized related to the 2018 PSUs and the table above does not include the 2018 PSUs.

(13) Restructuring Liability

A summary of changes in our restructuring liabilities during the six months ended June 30, 2018 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$11.7	$9.5	$16.5	$37.7
Restructuring charges	22.2	4.5	41.8	68.5
Cash paid	(16.8)	(3.2)	(19.7)	(39.7)
Foreign currency translation adjustments	(0.4)	(0.3)	(2.2)	(2.9)
Restructuring liability as of June 30, 2018	$16.7	$10.5	$36.4	$63.6

Current portion	$15.2	$6.3	$25.8	$47.3
Noncurrent portion	1.5	4.2	10.6	16.3
Total	$16.7	$10.5	$36.4	$63.6
Our restructuring charges during the six months ended June 30, 2018 included $39.2 million of costs recorded during the first quarter in Belgium attributable to the migration of Telenet’s mobile subscribers from a mobile virtual network operator (MVNO) arrangement to Telenet’s mobile network. In March 2018, Telenet completed the migration and recorded the costs associated with meeting its minimum guarantee commitment under the MVNO agreement as a restructuring charge. Telenet’s MVNO agreement does not expire until the end of 2018.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

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

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	in millions

Earnings (loss) from continuing operations	$668.7	$(761.3)	$(696.3)	$(1,126.8)
Net earnings from continuing operations attributable to noncontrolling interests	(36.1)	(4.8)	(42.2)	(39.8)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$632.6	$(766.1)	$(738.5)	$(1,166.6)

Our weighted average Liberty Global Share outstanding are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Weighted average ordinary shares outstanding (Liberty Global Shares):
Basic	788,815,021	853,612,217	798,215,803	871,936,668
Diluted	791,920,021	853,612,217	798,215,803	871,936,668

We reported losses from continuing operations attributable to Liberty Global shareholders for the six months ended June 30, 2018 and the three and six months ended June 30, 2017. Therefore, the potentially dilutive effect at June 30, 2018 and 2017 of the following items were not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of outstanding options, SARs and RSUs of 59.5 million and 55.5 million, respectively, and (ii) the aggregate number of PSUs of 5.8 million and 7.3 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The details of the calculations of our basic and diluted EPS from continuing operations for the three months ended June 30, 2018 are set forth in the following table:

Numerator:
Net earnings from continuing operations attributable to Liberty Global shareholders (basic and diluted EPS computation) (in millions)	$632.6

Denominator (Liberty Global Shares):
Weighted average ordinary shares (basic EPS computation)	788,815,021
Incremental shares attributable to the assumed exercise of outstanding options, SARs and the release of restricted shares and share units upon vesting (treasury stock method)	3,105,000
Weighted average ordinary shares outstanding (diluted EPS computation)	791,920,021

A total of 41.7 million options, SARs and RSUs were excluded from the calculation of diluted earnings per share set forth in the table above because their effect would have been anti-dilutive. In addition, at June 30, 2018, 5.8 million PSUs were excluded from the calculation of diluted earnings per share because such awards had not yet met the applicable performance criteria.

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments for our continuing operations as of June 30, 2018. The commitments included in this table do not reflect liabilities that are included in our June 30, 2018 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Network and connectivity commitments	$402.8	$345.4	$283.4	$250.2	$67.5	$49.6	$787.8	$2,186.7
Programming commitments	544.1	792.9	470.3	227.7	40.3	14.7	46.6	2,136.6
Purchase commitments	506.7	306.9	136.2	47.7	20.8	17.5	38.6	1,074.4
Operating leases	70.4	99.6	79.0	60.0	47.8	40.1	151.0	547.9
Other commitments	9.8	15.2	2.8	0.4	0.2	—	—	28.4
Total	$1,533.8	$1,560.0	$971.7	$586.0	$176.6	$121.9	$1,024.0	$5,974.0

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $805.1 million and $720.0 million during the six months ended June 30, 2018 and 2017, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2018 and 2017, see note 6.

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. Proximus has the right to appeal the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court, however Proximus has not done so to date. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

responsible for damages in excess of €20.0 million ($23.4 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland), in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia initially sought a reduction of the annual lease fees (approximately €76 million ($89 million) for 2017) by approximately two-thirds and has subsequently increased its claim to seek a reduction by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached. If this matter is settled subsequent to the completion of the sale of the Vodafone Disposal Group, we would only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group.

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposes a 17% reduction in monthly wholesale cable resale access prices for an interim period. The Belgium Regulatory Authorities will replace these interim prices with “reasonable access tariffs” around mid-2019.

The 2018 Decision aims to, and in its application, may strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks and intends to challenge the 2018 Decision to the Brussels Court of Appeal.
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($62 million) as of June 30, 2018. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of the court’s decision is uncertain.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. The U.K. tax authority issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We have appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), which included the challenged amount of £63.7 million and related interest of £3.3 million. The aggregate amount paid does not include penalties, which could be significant in the unlikely event that penalties were to be assessed. A court hearing was held in September 2017 and the timing of the court’s decision is uncertain. No portion of this potential exposure has been accrued by our company as the likelihood of loss is not considered to be probable.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Ziggo Acquisition Matter. In July 2015, KPN N.V. appealed the European Commission’s 2014 approval of the acquisition by Liberty Global of Ziggo Holding B.V. (Ziggo). We were not a party to that case. In October 2017, the E.U. General Court annulled the European Commission’s approval on procedural grounds in that it found that the European Commission had failed to adequately explain the reasons for elements of its decision. We re-notified our acquisition of Ziggo to the European Commission for a new merger clearance, which was granted on May 30, 2018, and conditioned on remedies substantially similar to the remedies upon which the 2014 merger clearance was based. We consider this matter to be closed.

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change, together with a similar change in Ireland, has and will continue to significantly increase our network infrastructure charges. We expect the full year 2018 impact of this increase will be approximately £18 million ($24 million), as compared to 2017, and the impact will build to an aggregate increase of up to £110 million ($145 million) in 2021, as compared to the 12 months ended March 31, 2017. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes is presented below.

As of June 30, 2018, our reportable segments are as follows:

Consolidated:
•U.K./Ireland
•Belgium
•Switzerland
•Central and Eastern Europe

Nonconsolidated:
•VodafoneZiggo JV

Segment information for all periods has been retrospectively revised to present the LiLAC Group and our operating segments in Austria, Germany, Hungary, the Czech Republic and Romania as discontinued operations. As a result, (i) our former Switzerland/Austria reportable segment now only includes our operations in Switzerland and (ii) our Central and Eastern Europe segment now only includes (a) our broadband communications operations in Poland and Slovakia and (b) “UPC DTH”, which is a Luxembourg-based organization that provides direct-to-home satellite (DTH) services to customers in the Czech Republic, Hungary, Romania and Slovakia. Our central and corporate functions are included in an operating segment that we refer to as “Central and Corporate,” which primarily includes (1) revenue earned from services provided to the VodafoneZiggo JV and Liberty Latin America, (2) revenue from sales of customer premises equipment to the VodafoneZiggo JV and (3) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions. On January 1, 2018, our wholesale handset program was transferred from Germany to an entity included in Central and Corporate. In connection with our presentation of our operating segment in Germany as a discontinued operation, the 2017 periods presented herein have been retrospectively revised to reflect this change.

We present only the reportable segments of our continuing operations in the tables below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

U.K./Ireland	$1,734.9	$1,566.1	$3,513.1	$3,070.5
Belgium	753.9	686.0	1,513.5	1,347.4
Switzerland	332.2	339.0	677.1	670.2
Central and Eastern Europe	152.9	142.0	313.4	277.1
Central and Corporate	72.0	42.7	123.8	83.5
Intersegment eliminations	(0.8)	(0.9)	(1.3)	(4.0)
Total	$3,045.1	$2,774.9	$6,139.6	$5,444.7

VodafoneZiggo JV	$1,114.5	$1,081.3	$2,296.1	$2,165.2

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

U.K./Ireland	$763.6	$707.1	$1,526.2	$1,353.1
Belgium	383.7	317.9	741.3	615.8
Switzerland	189.0	212.9	375.5	417.7
Central and Eastern Europe	67.9	64.6	139.8	123.1
Central and Corporate	(83.6)	(98.7)	(182.7)	(191.7)
Intersegment eliminations (a)	(10.8)	(8.4)	(18.5)	(16.2)
Total	$1,309.8	$1,195.4	$2,581.6	$2,301.8

VodafoneZiggo JV	$483.6	$471.1	$985.5	$930.6

_______________

(a)
Amounts are related to transactions between our continuing and discontinued operations, which eliminations will no longer be recorded subsequent to the respective disposals of UPC Austria and the Vodafone Disposal Group.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Adjusted OIBDA from continuing operations	$1,309.8	$1,195.4	$2,581.6	$2,301.8
Share-based compensation expense	(45.5)	(51.4)	(88.2)	(80.3)
Depreciation and amortization	(970.2)	(922.0)	(2,017.5)	(1,789.7)
Impairment, restructuring and other operating items, net	(30.2)	(13.1)	(91.6)	(6.4)
Operating income	263.9	208.9	384.3	425.4
Interest expense	(381.1)	(348.8)	(757.0)	(688.3)
Realized and unrealized gains (losses) on derivative instruments, net	675.5	(351.7)	464.2	(596.1)
Foreign currency transaction gains (losses), net	52.1	(18.2)	(49.6)	11.0
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	61.5	(141.4)	4.3	(42.6)
Losses on debt modification and extinguishment, net	(20.1)	(53.6)	(22.7)	(98.9)
Share of losses of affiliates, net	(82.3)	(3.6)	(118.8)	(19.3)
Other income, net	6.4	15.8	16.2	32.4
Earnings (loss) from continuing operations before income taxes	$575.9	$(692.6)	$(79.1)	$(976.4)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
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

	Six months ended June 30,
	2018	2017
	in millions

U.K./Ireland	$1,040.1	$970.7
Belgium	355.2	288.4
Switzerland	105.2	96.5
Central and Eastern Europe	71.9	117.0
Central and Corporate (a)	278.0	159.1
Total property and equipment additions	1,850.4	1,631.7
Assets acquired under capital-related vendor financing arrangements	(1,187.9)	(1,164.1)
Assets acquired under capital leases	(46.5)	(97.9)
Changes in current liabilities related to capital expenditures	181.8	218.3
Total capital expenditures, net	$797.8	$588.0

Capital expenditures, net:
Third-party payments	$855.1	$782.9
Proceeds received for transfers to related parties (b)	(57.3)	(194.9)
Total capital expenditures, net	$797.8	$588.0

Property and equipment additions - VodafoneZiggo JV	$476.6	$444.5
_______________

(a)
Includes amounts that represent the net impact of changes in inventory levels associated with certain centrally-procured network equipment. This equipment is ultimately transferred to our operating subsidiaries.

(b)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$743.5	$717.3	$1,518.1	$1,406.2
Broadband internet	816.7	724.8	1,657.9	1,430.7
Fixed-line telephony	407.7	395.9	829.7	787.6
Total subscription revenue	1,967.9	1,838.0	4,005.7	3,624.5
Non-subscription revenue	72.4	76.9	154.1	157.8
Total residential cable revenue	2,040.3	1,914.9	4,159.8	3,782.3
Residential mobile revenue (c):
Subscription revenue (b)	249.6	245.8	493.4	482.1
Non-subscription revenue	175.2	134.3	354.7	260.9
Total residential mobile revenue	424.8	380.1	848.1	743.0
Total residential revenue	2,465.1	2,295.0	5,007.9	4,525.3
B2B revenue (d):
Subscription revenue	102.9	91.2	219.6	168.5
Non-subscription revenue	400.2	337.9	771.4	652.7
Total B2B revenue	503.1	429.1	991.0	821.2
Other revenue (e)	76.9	50.8	140.7	98.2
Total	$3,045.1	$2,774.9	$6,139.6	$5,444.7
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
June 30, 2018
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

(e)
Other revenue includes, among other items, revenue earned from the JV Services, broadcasting revenue in Ireland and revenue from Central and Corporate’s wholesale handset program. In addition, the 2018 periods include revenue earned from (i) sales of customer premises equipment to the VodafoneZiggo JV and (ii) services provided to Liberty Latin America.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

U.K.	$1,605.6	$1,454.8	$3,250.0	$2,855.2
Belgium	753.9	686.0	1,513.5	1,347.4
Switzerland	332.2	339.0	677.1	670.2
Ireland	129.3	111.3	263.1	215.3
Poland	110.4	101.8	226.4	197.7
Slovakia	15.8	14.6	32.3	28.9
Other, including intersegment eliminations (a)	97.9	67.4	177.2	130.0
Total	$3,045.1	$2,774.9	$6,139.6	$5,444.7

VodafoneZiggo JV (the Netherlands)	$1,114.5	$1,081.3	$2,296.1	$2,165.2

_______________

(a)	Includes revenue from DTH services provided to customers in the Czech Republic, Hungary and Romania.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2018
(unaudited)

(17)    Subsequent Event

Telenet Dividend. On August 1, 2018, Telenet announced that its board of directors proposed an extraordinary dividend payment of €600.0 million ($700.6 million). This dividend payment, which is subject to shareholder approval, is expected to be made in October 2018 and financed with additional borrowings under the Telenet Credit Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2018 and 2017.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2018.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions (including the disposition of the Vodafone Disposal Group) and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses in Europe. We provide residential and B2B communication services in (i) the U.K. and Ireland through Virgin Media, (ii) Belgium through Telenet and (iii) Poland and Slovakia through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides video, broadband internet, fixed-line telephony, mobile and B2B communications services in the Netherlands.

As further described in note 4 to our condensed consolidated financial statements, we (i) completed the sale of our operations in Austria on July 31, 2018, (ii) reached an agreement to sell our operations in Germany, Romania, Hungary and the Czech Republic on May 9, 2018 and (iii) completed the Split-off Transaction on December 29, 2017. Accordingly, (a) our operations in Austria, Germany, Romania, Hungary and the Czech Republic are reflected as discontinued operations for all periods presented herein and (b) the entities comprising the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows the three and six months ended June 30, 2017. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At June 30, 2018, our continuing operations owned and operated networks that passed 24,786,800 homes and served 26,079,400 revenue generating units (RGUs), consisting of 9,452,000 video subscribers, 9,234,100 broadband internet subscribers and 7,393,300 fixed-line telephony subscribers. In addition, at June 30, 2018, our continuing operations served 5,956,400 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first six months of 2018, pursuant to the Network Extensions, our continuing operations connected approximately 315,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 229,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion.

Competition and Other External Factors

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our markets. The significant competition we are experiencing, together with macroeconomic and regulatory factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), particularly in Switzerland and Belgium. In addition, the VodafoneZiggo JV is facing significant competition in the Netherlands, particularly with respect to its mobile operations. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Reportable Segments below.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended June 30, 2018 was to the euro and British pound sterling as 31.6% and 53.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the euro and British pound sterling, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

As further described in note 2 to our condensed consolidated financial statements, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. As such, the comparative information for the three and six months ended June 30, 2017 included in our condensed consolidated financial statements and notes thereto has not been restated and continues to be reported under the accounting standards in effect for such periods. In order to provide more meaningful comparisons, in the following discussion and analysis of our results of operations, we present our revenue, other operating expenses, SG&A expenses and Adjusted OIBDA for the three and six months ended June 30, 2017 on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

The following table presents (i) the impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our reportable segments for the three and six months ended June 30, 2018 and (ii) the pro forma impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and six months ended June 30, 2017 as if such adoption had occurred on January 1, 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017 (a)	2018	2017 (a)
	in millions
Increase (decrease) to revenue:
U.K./Ireland	$11.2	$(2.3)	$16.8	$(4.2)
Belgium	(2.8)	(1.2)	(4.3)	(2.6)
Switzerland	(0.3)	(0.3)	(0.8)	(1.2)
Central and Eastern Europe	(0.1)	(0.2)	(0.2)	(0.8)
Total increase (decrease) to revenue	$8.0	$(4.0)	$11.5	$(8.8)

Increase (decrease) to Adjusted OIBDA:
U.K./Ireland	$8.6	$(6.1)	$8.6	$(9.2)
Belgium	(2.8)	(1.2)	(4.3)	(2.6)
Switzerland	(1.1)	(0.5)	(1.7)	(1.6)
Central and Eastern Europe	(0.4)	0.2	(0.4)	—
Total increase (decrease) to Adjusted OIBDA	$4.3	$(7.6)	$2.2	$(13.4)
_______________

(a)	Amounts are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

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

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and six months ended June 30, 2018 and 2017. As discussed above, the amounts for the three and six months ended June 30, 2017 are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative period that is included in each table. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three and six months ended June 30, 2018 and 2017 at the end of this section.

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

Revenue

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$1,734.9	$1,563.8	$171.1	10.9	$64.3	4.1
Belgium	753.9	684.8	69.1	10.1	(5.2)	(0.7)
Switzerland	332.2	338.7	(6.5)	(1.9)	(6.5)	(1.9)
Central and Eastern Europe	152.9	141.8	11.1	7.8	0.4	0.3
Central and Corporate (a)	72.0	42.7	29.3	68.6	25.0	58.0
Intersegment eliminations	(0.8)	(0.9)	0.1	N.M.	0.1	N.M.
Total	$3,045.1	$2,770.9	$274.2	9.9	$78.1	2.8

	Six months ended June 30,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$3,513.1	$3,066.3	$446.8	14.6	$142.4	4.7
Belgium	1,513.5	1,344.8	168.7	12.5	(15.3)	(1.1)
Switzerland	677.1	669.0	8.1	1.2	(11.3)	(1.6)
Central and Eastern Europe	313.4	276.3	37.1	13.4	1.9	0.7
Central and Corporate (a)	123.8	83.5	40.3	48.3	28.5	33.8
Intersegment eliminations	(1.3)	(4.0)	2.7	N.M.	2.7	N.M.
Total	$6,139.6	$5,435.9	$703.7	12.9	$148.9	2.7
_______________

(a)
Amounts primarily include the revenue earned from services provided to the VodafoneZiggo JV and, during the 2018 periods, Liberty Latin America. For additional information, see note 5 to our condensed consolidated financial statements.

N.M. — Not Meaningful.

U.K./Ireland. The details of the pro forma increases in U.K./Ireland’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$14.6	$—	$14.6	$30.8	$—	$30.8
ARPU (b)	13.2	—	13.2	29.6	—	29.6
Decrease in residential cable non-subscription revenue	—	(1.1)	(1.1)	—	(0.2)	(0.2)
Total increase (decrease) in residential cable revenue	27.8	(1.1)	26.7	60.4	(0.2)	60.2
Increase (decrease) in residential mobile revenue (c)	(1.4)	30.2	28.8	(4.3)	63.1	58.8
Increase (decrease) in B2B revenue (d)	6.6	(0.1)	6.5	13.7	2.2	15.9
Increase in other revenue (e)	—	2.3	2.3	—	7.5	7.5
Total organic increase	33.0	31.3	64.3	69.8	72.6	142.4
Impact of FX	83.4	23.4	106.8	237.3	67.1	304.4
Total	$116.4	$54.7	$171.1	$307.1	$139.7	$446.8
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to increases in the average number of broadband internet, video and fixed-line telephony RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are primarily attributable to (i) net increases due to (a) higher ARPU from broadband internet services and (b) lower ARPU from fixed-line telephony and video services and (ii) improvements in RGU mix.

(c)
The decreases in residential mobile subscription revenue relate to the net effect of (i) decreases in the U.K., due primarily to lower ARPU, and (ii) increases in Ireland, mainly due to increases in the average number of mobile subscribers. The increases in residential mobile non-subscription revenue are primarily due to increases in revenue from mobile handset sales in the U.K., which typically generate relatively low margins.

(d)
The increases in B2B subscription revenue are primarily due to increases in the average number of broadband internet SOHO subscribers in the U.K. The changes in B2B non-subscription revenue are primarily driven by changes in the U.K., including the net effect of (i) higher revenue related to business network services, (ii) decreases in interconnect revenue, (iii) decreases in installation revenue and (iv) decreases in early termination fees.

(e)	The increases in other revenue are largely due to increases in broadcasting revenue in Ireland.

Belgium. The details of the pro forma increases in Belgium’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$0.9	$—	$0.9	$(23.3)	$—	$(23.3)
ARPU (b)	(12.2)	—	(12.2)	0.6	—	0.6
Decrease in residential cable non-subscription revenue (c)	—	(1.7)	(1.7)	—	(6.3)	(6.3)
Total decrease in residential cable revenue	(11.3)	(1.7)	(13.0)	(22.7)	(6.3)	(29.0)
Decrease in residential mobile revenue (d)	(5.3)	(1.0)	(6.3)	(14.0)	(2.6)	(16.6)
Increase (decrease) in B2B revenue (e)	(4.3)	18.4	14.1	11.7	18.6	30.3
Total organic increase (decrease)	(20.9)	15.7	(5.2)	(25.0)	9.7	(15.3)
Impact of acquisitions	12.1	9.6	21.7	26.6	11.5	38.1
Impact of disposals	(4.0)	(1.4)	(5.4)	(11.4)	(2.0)	(13.4)
Impact of FX	43.5	14.5	58.0	121.3	38.0	159.3
Total	$30.7	$38.4	$69.1	$111.5	$57.2	$168.7
_______________

(a)
The changes in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to the net effect of (i) decreases in the average number of video RGUs, (ii) for the six-month comparison, decreases in the average number of broadband internet and fixed-line telephony RGUs and (iii) for the three-month comparison, an increase in the average number of broadband internet RGUs.

(b)
The decrease in residential cable subscription revenue related to changes in ARPU for the three-month comparison is primarily attributable to lower ARPU from broadband internet, video and fixed-line telephony services. The increase for the six-month comparison is primarily attributable to the net effect of lower ARPU from fixed-line telephony services and higher ARPU from broadband internet and, to a lesser extent, video services. In addition, the change in ARPU during both periods was positively impacted by improvements in RGU mix.

(c)
The decreases in residential cable non-subscription revenue are primarily attributable to the net effect of (i) for the six-month comparison, a decrease of $5.6 million related to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments and (ii) increases in distribution revenue.

(d)
The decreases in residential mobile subscription revenue are primarily due to the net effect of (i) lower ARPU and (ii) increases in the average number of mobile subscribers. The decreases in residential mobile non-subscription revenue are primarily attributable to the net effect of (a) an increase for the three-month comparison and a decrease for the six-month comparison in revenue from sales of mobile handsets and other devices and (b) decreases in early termination fees.

(e)
The changes in B2B subscription revenue are primarily attributable to the net effect of (i) increases in broadband internet and video SOHO subscribers and (ii) lower ARPU from mobile SOHO services. The increases in B2B non-subscription revenue are primarily due to (i) higher revenue from wholesale services and (ii) increases in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 15 to our condensed consolidated financial statements.

Switzerland. The details of the pro forma changes in Switzerland’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(9.2)	$—	$(9.2)	$(13.1)	$—	$(13.1)
ARPU (b)	(14.3)	—	(14.3)	(32.3)	—	(32.3)
Increase in residential cable non-subscription revenue (c)	—	4.0	4.0	—	12.6	12.6
Total increase (decrease) in residential cable revenue	(23.5)	4.0	(19.5)	(45.4)	12.6	(32.8)
Increase in residential mobile revenue (d)	4.0	0.8	4.8	7.2	1.3	8.5
Increase in B2B revenue (e)	0.4	7.1	7.5	0.8	11.3	12.1
Increase in other revenue	—	0.7	0.7	—	0.9	0.9
Total organic increase (decrease)	(19.1)	12.6	(6.5)	(37.4)	26.1	(11.3)
Impact of FX	(0.2)	0.2	—	15.4	4.0	19.4
Total	$(19.3)	$12.8	$(6.5)	$(22.0)	$30.1	$8.1
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) declines in the average number of video and broadband internet RGUs and (ii) increases in the average number of fixed-line telephony RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to decreases due to lower ARPU from video, fixed-line telephony and broadband internet services, including, for the six-month comparison, the reversal during the first quarter of 2018 of $3.9 million of revenue in Switzerland that was recognized during prior-year periods.

(c)
The increases in residential cable non-subscription revenue are primarily attributable to the net effect of (i) increases in distribution revenue of $5.3 million and $17.2 million, respectively, associated with the September 2017 launch of our Swiss sports channels and (ii) decreases of $2.7 million and $6.4 million, respectively, due to the impact of unclaimed customer credit accruals that were released during the 2017 periods.

(d)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(e)	The increases in B2B non-subscription revenue are primarily due to (i) increases in interconnect revenue and (ii) higher revenue from fixed-line telephony and data services.

Central and Eastern Europe. The details of the pro forma increases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(0.5)	$—	$(0.5)	$(1.8)	$—	$(1.8)
ARPU (b)	(1.1)	—	(1.1)	(0.6)	—	(0.6)
Increase (decrease) in residential cable non-subscription revenue	—	0.4	0.4	—	(0.1)	(0.1)
Total increase (decrease) in residential cable revenue	(1.6)	0.4	(1.2)	(2.4)	(0.1)	(2.5)
Increase in B2B revenue (c)	1.2	0.4	1.6	2.7	1.7	4.4
Total organic increase (decrease)	(0.4)	0.8	0.4	0.3	1.6	1.9
Impact of FX	10.3	0.4	10.7	33.1	2.1	35.2
Total	$9.9	$1.2	$11.1	$33.4	$3.7	$37.1
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to the net effect of (i) decreases in the average number of video RGUs, primarily in UPC DTH and Poland, and (ii) increases in the average number of broadband internet RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to the net effect of (i) lower ARPU from fixed-line telephony services, primarily in Poland, and (ii) for the six-month comparison, (a) higher ARPU from video services, primarily in Poland and UPC DTH, and (b) lower ARPU from broadband internet services, primarily in Poland.

(c)	The increases in B2B subscription revenue are attributable to increases in the average number of broadband internet SOHO subscribers.

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

Adjusted OIBDA of our Consolidated Reportable Segments

General. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes, see note 16 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$763.6	$701.0	$62.6	8.9	$15.8	2.4
Belgium	383.7	316.7	67.0	21.2	29.4	9.1
Switzerland	189.0	212.4	(23.4)	(11.0)	(23.4)	(11.0)
Central and Eastern Europe	67.9	64.8	3.1	4.8	(2.1)	(2.5)
Central and Corporate	(83.6)	(98.7)	15.1	15.3	20.7	20.9
Intersegment eliminations	(10.8)	(8.4)	(2.4)	N.M.	(2.4)	N.M.
Total	$1,309.8	$1,187.8	$122.0	10.3	$38.0	3.2

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$1,526.2	$1,343.9	$182.3	13.6	$51.3	3.9
Belgium	741.3	613.2	128.1	20.9	36.7	5.9
Switzerland	375.5	416.1	(40.6)	(9.8)	(51.0)	(12.3)
Central and Eastern Europe	139.8	123.1	16.7	13.6	0.6	0.8
Central and Corporate	(182.7)	(191.7)	9.0	4.7	23.1	12.0
Intersegment eliminations	(18.5)	(16.2)	(2.3)	N.M.	(2.3)	N.M.
Total	$2,581.6	$2,288.4	$293.2	12.8	$58.4	2.5
_______________

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
		pro forma		pro forma

U.K./Ireland	44.0%	44.8%	43.5%	43.8%
Belgium	50.9%	46.2%	49.0%	45.6%
Switzerland	56.9%	62.7%	55.5%	62.2%
Central and Eastern Europe	44.4%	45.6%	44.6%	44.6%

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
		pro forma
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$743.5	$721.9	$21.6	3.0	$(26.5)	(3.6)
Broadband internet	816.7	729.3	87.4	12.0	36.2	4.9
Fixed-line telephony	407.7	399.6	8.1	2.0	(18.3)	(4.6)
Total subscription revenue	1,967.9	1,850.8	117.1	6.3	(8.6)	(0.5)
Non-subscription revenue	72.4	62.5	9.9	15.8	7.5	11.9
Total residential cable revenue	2,040.3	1,913.3	127.0	6.6	(1.1)	(0.1)
Residential mobile revenue (c):
Subscription revenue (b)	249.6	240.3	9.3	3.9	(2.7)	(1.1)
Non-subscription revenue	175.2	137.6	37.6	27.3	29.8	22.2
Total residential mobile revenue	424.8	377.9	46.9	12.4	27.1	7.3
Total residential revenue	2,465.1	2,291.2	173.9	7.6	26.0	1.1
B2B revenue (d):
Subscription revenue	102.9	91.4	11.5	12.6	3.9	4.3
Non-subscription revenue	400.2	337.5	62.7	18.6	25.5	7.3
Total B2B revenue	503.1	428.9	74.2	17.3	29.4	6.7
Other revenue (e)	76.9	50.8	26.1	51.4	22.7	44.7
Total	$3,045.1	$2,770.9	$274.2	9.9	$78.1	2.8

	Six months ended June 30,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,518.1	$1,415.4	$102.7	7.3	$(39.2)	(2.7)
Broadband internet	1,657.9	1,439.9	218.0	15.1	69.5	4.8
Fixed-line telephony	829.7	794.7	35.0	4.4	(40.4)	(5.1)
Total subscription revenue	4,005.7	3,650.0	355.7	9.7	(10.1)	(0.3)
Non-subscription revenue	154.1	129.5	24.6	19.0	16.8	13.1
Total residential cable revenue	4,159.8	3,779.5	380.3	10.1	6.7	0.2
Residential mobile revenue (c):
Subscription revenue (b)	493.4	469.9	23.5	5.0	(11.1)	(2.4)
Non-subscription revenue	354.7	267.5	87.2	32.6	61.6	23.6
Total residential mobile revenue	848.1	737.4	110.7	15.0	50.5	7.0
Total residential revenue	5,007.9	4,516.9	491.0	10.9	57.2	1.3
B2B revenue (d):
Subscription revenue	219.6	168.8	50.8	30.1	28.9	17.1
Non-subscription revenue	771.4	652.0	119.4	18.3	35.4	5.3
Total B2B revenue	991.0	820.8	170.2	20.7	64.3	7.7
Other revenue (e)	140.7	98.2	42.5	43.3	27.4	27.7
Total	$6,139.6	$5,435.9	$703.7	12.9	$148.9	2.7
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $67.4 million and $66.4 million during the three months ended June 30, 2018 and 2017, respectively, and $137.3 million and $129.9 million during the six months ended June 30, 2018 and 2017, respectively.

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

(e)
Other revenue includes, among other items, revenue earned from the JV Services, broadcasting revenue in Ireland and revenue from Central and Corporate’s wholesale handset program. In addition, the 2018 periods include revenue earned from (i) sales of customer premises equipment to the VodafoneZiggo JV and (ii) services provided to Liberty Latin America.

Total revenue. Our consolidated revenue increased $274.2 million or 9.9% and $703.7 million or 12.9% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include (i) increases of $21.7 million and $38.1 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $5.4 million and $13.4 million, respectively, attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $78.1 million or 2.8% and $148.9 million or 2.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017.

Residential revenue. The details of the pro forma increases in our consolidated residential revenue for the three and six months ended June 30, 2018, as compared to the corresponding periods in 2017, are as follows:

	Three-month period	Six-month period
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$6.7	$(7.6)
ARPU	(15.3)	(2.5)
Increase in residential cable non-subscription revenue	7.5	16.8
Total increase (decrease) in residential cable revenue	(1.1)	6.7
Decrease in residential mobile subscription revenue	(2.7)	(11.1)
Increase in residential mobile non-subscription revenue	29.8	61.6
Total organic increase in residential revenue	26.0	57.2
Net impact of acquisitions and disposals	5.4	7.3
Impact of FX	142.5	426.5
Total increase in residential revenue	$173.9	$491.0

On an organic basis, our consolidated residential cable subscription revenue decreased $8.6 million or 0.5% and $10.1 million or 0.3% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases are attributable to the net effect of (i) increases from broadband internet services of $36.2 million or 4.9% and $69.5 million or 4.8%, respectively, attributable to higher ARPU and increases in the average number of RGUs, (ii) decreases from fixed-line telephony services of $18.3 million or 4.6% and $40.4 million or 5.1%, respectively, attributable to the net effect of lower ARPU and, in the three-month comparison, an increase in the average number of RGUs and (iii) decreases from video services of $26.5 million or 3.6% and $39.2 million or 2.7%, respectively, primarily attributable to lower ARPU and decreases in the average number of RGUs.

On an organic basis, our consolidated residential cable non-subscription revenue increased $7.5 million or 11.9% and $16.8 million or 13.1% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily attributable to increases in Switzerland that were only partially offset by decreases in Belgium.

On an organic basis, our consolidated residential mobile subscription revenue decreased $2.7 million or 1.1% and $11.1 million or 2.4% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases are primarily due to declines in Belgium and the U.K. that were only partially offset by increases in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $29.8 million or 22.2% and $61.6 million or 23.6% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to increases in handset sales in the U.K.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $3.9 million or 4.3% and $28.9 million or 17.1% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to increases in SOHO revenue in the U.K. and Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $25.5 million or 7.3% and $35.4 million or 5.3% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to increases in Belgium and Switzerland.

Other revenue. On an organic basis, our consolidated other revenue increased $22.7 million or 44.7% and $27.4 million or 27.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to (i) $18.2 million in revenue earned from the sale of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018, and (ii) increases in broadcasting revenue in Ireland.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$513.5	$437.4	$76.1	17.4	$44.7	10.2
Belgium	168.1	177.3	(9.2)	(5.2)	(23.8)	(13.3)
Switzerland	61.9	43.6	18.3	42.0	18.3	42.0
Central and Eastern Europe	42.6	36.9	5.7	15.4	2.6	7.0
Central and Corporate	32.2	9.4	22.8	242.6	21.4	227.7
Intersegment eliminations	(0.3)	—	(0.3)	N.M.	(0.3)	N.M.
Total	$818.0	$704.6	$113.4	16.1	$62.9	8.9

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$1,066.7	$885.8	$180.9	20.4	$87.6	9.9
Belgium	348.7	355.8	(7.1)	(2.0)	(44.1)	(12.4)
Switzerland	132.1	85.2	46.9	55.0	43.1	50.6
Central and Eastern Europe	84.9	72.4	12.5	17.3	3.2	4.4
Central and Corporate	44.8	18.2	26.6	146.2	23.1	126.9
Intersegment eliminations	0.2	0.7	(0.5)	N.M.	(0.5)	N.M.
Total	$1,677.4	$1,418.1	$259.3	18.3	$112.4	7.9
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $113.4 million or 16.1% and $259.3 million or 18.3% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include (i) increases of $5.6 million and $7.9 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $3.7 million and $7.6 million, respectively, attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $62.9 million or 8.9% and $112.4 million or 7.9% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases includes the following factors:

•
Increases in mobile handset and other device costs of $16.8 million or 21.7% and $50.0 million or 34.2%, respectively, primarily due to (i) higher average cost per handset sold in U.K./Ireland and (ii) higher mobile handset and other device sales volumes, primarily due to increases in Central and Corporate and U.K./Ireland, that were only partially offset by decreases in Belgium. Substantially all of the increases in Central and Corporate are attributable to its wholesale handset program;

•
Increases in programming and copyright costs of $11.2 million or 3.0% and $42.4 million or 5.7%, respectively, primarily due to increases in Switzerland and U.K./Ireland. These increases are primarily due to (i) higher costs for certain premium and/or basic content, including higher costs associated with (a) sports rights in Switzerland and (b) for the six-month comparison, broadcasting rights in Ireland, (ii) growth in the number of enhanced video subscribers, primarily due to increases in U.K./Ireland, and (iii) higher costs in Central and Eastern Europe due to a $2.6 million accrual during the second quarter of 2018 following the reassessment of an operational contingency. The cost for sports rights in Switzerland increased by $9.4 million and $28.6 million, respectively, due to the acquisition of the rights to carry live sporting events in connection with the September 2017 launch of our Swiss sports channels. Approximately half of the annual programming costs and the operating and capital costs associated with the production of the related Swiss sports channels are recovered from the revenue earned from the distribution of these sports channels to other cable operators;

•	Higher costs of sales of $17.2 million during each period in Central and Corporate related to customer premises equipment sold to the VodafoneZiggo JV;

•
Decreases of $3.2 million and $6.8 million, respectively, in the U.K. associated with the fourth quarter 2017 modification of a software agreement that resulted in the acquisition of a perpetual license and related conversion of the operating costs to capitalized costs; and

•
Increases in interconnect and access costs of $20.8 million or 10.4% and $5.7 million or 1.4%, respectively, primarily due to the net effect of (i) lower MVNO costs, as decreases in Belgium of $15.6 million and $29.2 million, respectively, were only partially offset by increases in Switzerland, (ii) higher costs of $23.8 million in U.K./Ireland during each period resulting from the net impact of credits recorded during the second quarter of 2017 ($28.8 million) and the second quarter of 2018 ($5.0 million) in connection with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges and (iii) higher interconnect and roaming costs, primarily due to the net effect of (a) increases in U.K./Ireland and Switzerland and (b) for the six-month comparison, a decrease in Belgium. The lower MVNO costs in Belgium are primarily attributable to the impact of the migration of mobile subscribers from Telenet’s MVNO arrangement to Telenet’s mobile network, which was completed during the first quarter of 2018. For additional information, see note 13 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$227.9	$206.5	$21.4	10.4	$10.1	4.9
Belgium	98.2	91.3	6.9	7.6	(2.9)	(3.1)
Switzerland	37.4	41.8	(4.4)	(10.5)	(4.3)	(10.3)
Central and Eastern Europe	21.8	20.0	1.8	9.0	1.2	6.0
Central and Corporate	40.1	40.7	(0.6)	(1.5)	(4.7)	(11.5)
Intersegment eliminations	5.8	7.6	(1.8)	N.M.	(1.8)	N.M.
Total other operating expenses excluding share-based compensation expense	431.2	407.9	23.3	5.7	$(2.4)	(0.6)
Share-based compensation expense	—	0.9	(0.9)	(100.0)
Total	$431.2	$408.8	$22.4	5.5

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$459.9	$402.4	$57.5	14.3	$17.5	4.3
Belgium	211.5	183.8	27.7	15.1	0.4	0.2
Switzerland	81.2	83.3	(2.1)	(2.5)	(4.7)	(5.6)
Central and Eastern Europe	46.5	42.0	4.5	10.7	(0.5)	(1.2)
Central and Corporate	84.1	79.7	4.4	5.5	(3.8)	(4.8)
Intersegment eliminations	15.0	13.1	1.9	N.M.	1.9	N.M.
Total other operating expenses excluding share-based compensation expense	898.2	804.3	93.9	11.7	$10.8	1.3
Share-based compensation expense	1.0	1.9	(0.9)	(47.4)
Total	$899.2	$806.2	$93.0	11.5
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $23.3 million or 5.7% and $93.9 million or 11.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include increases of $2.3 million and $4.7 million, respectively, attributable to the impact of acquisitions. On an organic basis, our other operating expenses increased (decreased) ($2.4 million) or (0.6%) and $10.8 million or 1.3% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes include the following factors:

•
Increases in network infrastructure charges in U.K./Ireland of $4.6 million and $13.0 million, respectively, following an increase in the rateable value of existing assets. For additional information, including our estimate of the full year

2018 impact of this rate increase, see “Other Regulatory Issues” in note 15 to our condensed consolidated financial statements;

•
Decreases in business service costs of $2.7 million or 5.1% and $6.3 million or 6.4%, respectively, primarily due to (i) decreased vehicle expenses due to the impact of the conversion of certain operating leases on company vehicles to capital leases in Belgium and U.K./Ireland, (ii) for the six-month comparison, lower energy costs and (iii) decreases in travel and entertainment expenses; and

•
Decreases in personnel costs of $9.2 million or 7.8% and $2.2 million or 0.9%, respectively, primarily due to the net effect of (i) lower staffing levels, as decreases in U.K./Ireland, Belgium and Switzerland were only partially offset by increases in Central and Corporate, and (ii) higher incentive compensation costs in U.K./Ireland.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$229.9	$218.9	$11.0	5.0	$(6.3)	(2.9)
Belgium	103.9	99.5	4.4	4.4	(7.9)	(7.6)
Switzerland	43.9	40.9	3.0	7.3	2.9	7.1
Central and Eastern Europe	20.6	20.1	0.5	2.5	(1.3)	(6.5)
Central and Corporate	83.3	91.3	(8.0)	(8.8)	(12.4)	(13.6)
Intersegment eliminations	4.5	(0.1)	4.6	N.M.	4.6	N.M.
Total SG&A expenses excluding share-based compensation expense	486.1	470.6	15.5	3.3	$(20.4)	(4.3)
Share-based compensation expense	45.5	50.5	(5.0)	(9.9)
Total	$531.6	$521.1	$10.5	2.0

	Six months ended June 30,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$460.3	$434.2	$26.1	6.0	$(14.0)	(3.2)
Belgium	212.0	192.0	20.0	10.4	(8.3)	(4.2)
Switzerland	88.3	84.4	3.9	4.6	1.3	1.5
Central and Eastern Europe	42.2	38.8	3.4	8.8	(1.4)	(3.6)
Central and Corporate	177.6	177.3	0.3	0.2	(13.9)	(7.8)
Intersegment eliminations	2.0	(1.6)	3.6	N.M.	3.6	N.M.
Total SG&A expenses excluding share-based compensation expense	982.4	925.1	57.3	6.2	$(32.7)	(3.5)
Share-based compensation expense	87.2	78.4	8.8	11.2
Total	$1,069.6	$1,003.5	$66.1	6.6

_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Three months ended June 30,		Increase (decrease)		Organic decrease
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

General and administrative (a)	$386.7	$367.6	$19.1	5.2	$(9.6)	(2.6)
External sales and marketing	99.4	103.0	(3.6)	(3.5)	(10.8)	(10.4)
Total	$486.1	$470.6	$15.5	3.3	$(20.4)	(4.3)

	Six months ended June 30,		Increase (decrease)		Organic decrease
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

General and administrative (a)	$779.3	$718.2	$61.1	8.5	$(8.0)	(1.1)
External sales and marketing	203.1	206.9	(3.8)	(1.8)	(24.7)	(11.9)
Total	$982.4	$925.1	$57.3	6.2	$(32.7)	(3.5)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $15.5 million or 3.3% and $57.3 million or 6.2% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include increases of $4.2 million and $6.0 million, respectively, attributable to the impact of acquisitions. On an organic basis, our SG&A expenses decreased $20.4 million or 4.3% and $32.7 million or 3.5% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases include the following factors:

•
Decreases in external sales and marketing costs of $9.3 million or 7.8% and $21.6 million or 9.0%, respectively, primarily due to lower costs associated with advertising campaigns in U.K./Ireland and, for the three-month comparison, Belgium;

•
Decreases in personnel costs of $8.8 million or 4.4% and $18.0 million or 4.5%, respectively, primarily due to the net effect of (i) lower incentive compensation costs, primarily in Central and Corporate, (ii) a higher average cost per employee, primarily due to increases in U.K./Ireland that were only partially offset by decreases in Central and Corporate, (iii) lower staffing levels, as decreases in U.K./Ireland were only partially offset by increases in Central and Corporate, and (iv) decreases in temporary personnel costs, primarily in Central and Corporate and U.K./Ireland. The lower incentive compensation costs include decreases of $12.7 million and $19.4 million, respectively, primarily in Central and Corporate, attributable to the expected settlement of a portion of our 2018 annual incentive compensation with Liberty Global ordinary shares through a shareholding incentive program that was implemented in 2018. For additional information, see note 12 to our condensed consolidated financial statements;

•
Increases in core network and information technology-related costs of $5.2 million or 11.8% and $11.4 million or 13.8%, respectively, primarily due to increases in information technology-related expenses in Central and Corporate and, for the six-month comparison, U.K./Ireland; and

•
Decreases in business service and certain other costs of $1.6 million or 3.0% and $5.3 million or 5.4%, respectively, primarily due to the net effect of (i) an increase of $6.4 million during each period due to the reassessment of an accrual in U.K./Ireland, (ii) lower consulting costs, primarily due to decreases in Belgium and U.K./Ireland, and (iii) decreases in travel and entertainment expenses in Central and Corporate.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$8.0	$19.1	$16.7	$19.8
Non-performance based share-based incentive awards	24.3	24.6	46.3	46.3
Other (b)	13.4	—	20.5	—
Total Liberty Global	45.7	43.7	83.5	66.1
Other	(0.2)	7.7	4.7	14.2
Total	$45.5	$51.4	$88.2	$80.3
Included in:
Other operating expense	$—	$0.9	$1.0	$1.9
SG&A expense	45.5	50.5	87.2	78.4
Total	$45.5	$51.4	$88.2	$80.3
_______________

(a)	Includes share-based compensation expense related to (i) PSUs and (ii) through March 31, 2017, PGUs held by our Chief Executive Officer.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $970.2 million and $2,017.5 million for the three and six months ended June 30, 2018, respectively, and $922.0 million and $1,789.7 million for the three and six months ended June 30, 2017, respectively. Excluding the effects of FX, depreciation and amortization expense increased (decreased) ($11.5 million) or (1.2%) and $48.5 million or 2.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate and Switzerland, and (iii) decreases in accelerated depreciation in Belgium.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $30.2 million and $91.6 million during the three and six months ended June 30, 2018, respectively, and $13.1 million and $6.4 million during the three and six months ended June 30, 2017, respectively.

The amounts for the three- and six-month periods in 2018 primarily include restructuring charges of $14.8 million and $68.5 million, respectively, including (i) $39.2 million during the six-month period related to Belgium’s migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network and (ii) $10.3 million and $22.2 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate. For additional information regarding Telenet’s exit from its MVNO arrangement, see note 13 to our condensed consolidated financial statements.

The amounts for the three- and six-month periods in 2017 include restructuring charges of $14.0 million and $20.1 million, respectively, including $11.2 million and $15.9 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate.

If, among other factors, (i) our equity values were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

For additional information regarding our restructuring charges, see note 13 to our condensed consolidated financial statements.

Interest expense

We recognized interest expense of $381.1 million and $757.0 million during the three and six months ended June 30, 2018, respectively, and $348.8 million and $688.3 million during the three and six months ended June 30, 2017, respectively. Excluding the effects of FX, interest expense increased $9.6 million or 2.8% and $4.7 million or 0.7% during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily attributable to slightly higher average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

Realized and unrealized gains (losses) on derivative instruments, net

Our realized and unrealized gains or losses on derivative instruments include (i) unrealized changes in the fair values of our derivative instruments that are non-cash in nature until such time as the derivative contracts are fully or partially settled and (ii) realized gains or losses upon the full or partial settlement of the derivative contracts. The details of our realized and unrealized (gains) losses on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$870.1	$(502.3)	$508.2	$(659.1)
Equity-related derivative instruments:
ITV Collar	(183.6)	163.4	(60.0)	110.2
Lionsgate Forward	3.4	(2.5)	12.4	(2.0)
Sumitomo Collar	(23.2)	2.2	(11.8)	(21.3)
Other	1.0	0.4	2.2	(5.4)
Total equity-related derivative instruments (b)	(202.4)	163.5	(57.2)	81.5
Foreign currency forward and option contracts	8.3	(12.9)	13.9	(19.0)
Other	(0.5)	—	(0.7)	0.5
Total	$675.5	$(351.7)	$464.2	$(596.1)

_______________

(a)
The gains during the 2018 periods are primarily attributable to the net effect of (i) net gains associated with changes in the relative value of certain currencies and (ii) net losses associated with changes in certain market interest rates. In addition, the gains during the 2018 periods include net losses of $65.6 million and $27.9 million, respectively, resulting from changes in our credit risk valuation adjustments. The losses during the 2017 periods are primarily attributable to the net effect of (a) net losses associated with changes in the relative value of certain currencies and (b) net gains associated with changes in certain market interest rates. In addition, the losses during the 2017 periods include net gains of $59.6 million and $109.0 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$450.5	$(348.1)	$158.8	$(349.8)
U.S. dollar-denominated debt issued by euro functional currency entities	(228.9)	267.0	(133.9)	313.0
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	(271.4)	126.8	(99.3)	196.4
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	87.9	(49.6)	35.3	(70.5)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	13.4	(42.4)	(5.4)	(82.5)
Other	0.6	28.1	(5.1)	4.4
Total	$52.1	$(18.2)	$(49.6)	$11.0
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions
Investments:
Lionsgate	$(4.1)	$8.9	$(43.2)	$7.6
Sumitomo	(8.9)	(20.1)	(17.2)	55.7
ITV	109.7	(153.7)	22.9	(75.0)
Casa	(51.0)	4.2	1.2	5.9
Other, net	8.5	7.3	11.5	15.4
Total investments	54.2	(153.4)	(24.8)	9.6
Debt	7.3	12.0	29.1	(52.2)
Total	$61.5	$(141.4)	$4.3	$(42.6)

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $20.1 million and $53.6 million during the three months ended June 30, 2018 and 2017, respectively, and $22.7 million and $98.9 million during the six months ended June 30, 2018 and 2017, respectively.

The loss during the six months ended June 30, 2018 is primarily attributable to (i) the payment of $19.3 million of redemption premiums (including $17.3 million during the second quarter), (ii) the write-off of $12.2 million of net unamortized deferred financing costs and discounts (including $11.6 million during the second quarter) and (iii) the settlement of the the final tranche of the Sumitomo Collar, as described in note 6 to our condensed consolidated financial statements.

The loss during the six months ended June 30, 2017 is primarily attributable to (i) the payment of $54.1 million of redemption premiums (including $21.5 million during the second quarter) and (ii) the write-off of $45.1 million of net unamortized deferred financing costs, discounts and premiums (including $33.7 million during the second quarter).

For additional information concerning our losses on debt modification and extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of losses of affiliates, net

The following table sets forth the details of our share of losses of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	in millions

VodafoneZiggo JV (a)	$(63.2)	$6.5	$(90.0)	$5.2
Other	(19.1)	(10.1)	(28.8)	(24.5)
Total	$(82.3)	$(3.6)	$(118.8)	$(19.3)

_______________

(a)
Amounts include the net effect of (i) interest income of $15.0 million, $15.8 million, $30.2 million and $30.6 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017 (1)	2018	2017 (1)
	in millions

Revenue	$1,114.5	$1,077.9	$2,296.1	$2,150.0
Adjusted OIBDA	$483.6	$471.0	$985.5	$932.7
Operating income (loss)	$(6.1)	$50.8	$17.6	$109.7
Non-operating expense (2)	$195.1	$76.7	$337.5	$176.7
Net loss	$(150.8)	$(18.4)	$(238.1)	$(46.5)
_______________

(1)	Amounts have been presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

(2)	Includes interest expense of $168.6 million, $158.0 million, $338.2 million and $311.4 million, respectively.

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing efforts and increasing or unlimited data bundles. In light of this competition, as well as regulatory and economic factors, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

Other income, net

We recognized other income, net, of $6.4 million and $15.8 million for the three months ended June 30, 2018 and 2017, respectively, and $16.2 million and $32.4 million for the six months ended June 30, 2018 and 2017, respectively. Our other income, net, includes interest and dividend income of (i) $2.1 million and $9.1 million during the three-month periods, respectively, and (ii) $6.6 million and $22.7 million during the six-month periods, respectively.

Income tax expense

We recognized income tax benefit (expense) of $92.8 million and ($68.7 million) during the three months ended June 30, 2018 and 2017, respectively.

The income tax benefit during the three months ended June 30, 2018 differs from the expected income tax expense of $109.4 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net positive impact of (i) a reduction in our estimated Mandatory Repatriation Tax and (ii) non-deductible or non-taxable foreign currency exchange results. The net positive impact of these items was partially offset by the net negative impact of (i) an increase in valuation allowances and (ii) certain permanent differences between the financial and accounting treatment of items associated with investments in subsidiaries .

The income tax expense during the three months ended June 30, 2017 differs from the expected income tax benefit of $133.3 million (based on the U.K. blended income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

We recognized income tax expense of $617.2 million and $150.4 million during the six months ended June 30, 2018 and 2017, respectively.

The income tax expense during the six months ended June 30, 2018 differs from the expected income tax benefit of $15.0 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) our estimated Mandatory Repatriation Tax and (ii) certain permanent differences between the financial and accounting treatment of items associated with investments in subsidiaries. The net negative impact of these items was partially offset by the net positive impact of (i) a decrease in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the six months ended June 30, 2017 differs from the expected income tax benefit of $188.0 million (based on the U.K. blended income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 10 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended June 30, 2018 and 2017, we reported earnings (losses) from continuing operations of $668.7 million and ($761.3 million), respectively, consisting of (i) operating income of $263.9 million and $208.9 million, respectively, (ii) net non-operating income (expense) of $312.0 million and ($901.5 million), respectively, and (iii) income tax benefit (expense) of $92.8 million and ($68.7 million), respectively.

During the six months ended June 30, 2018 and 2017, we reported losses from continuing operations of $696.3 million and $1,126.8 million, respectively, consisting of (i) operating income of $384.3 million and $425.4 million, respectively, (ii) net non-operating expense of $463.4 million and $1,401.8 million, respectively, and (iii) income tax expense of $617.2 million and $150.4 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed below under Material Changes in Financial Condition — Capitalization, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $281.8 million and $108.9 million during the three months ended June 30, 2018 and 2017, respectively, and $468.2 million and $207.2 million during the six months ended June 30, 2018 and 2017, respectively, related to the operations of UPC Austria, the Vodafone Disposal Group and, for the 2017 periods, the LiLAC Group. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests increased (decreased) $16.0 million and ($29.1 million) during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. The increase for the three-month comparison is primarily attributable to the net effect of improvements in the results of operations of Telenet and the impact of the Split-off Transaction. The decrease for the six-month comparison is primarily attributable to the impact of the Split-off Transaction.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our three subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Virgin Media, UPC Holding and Telenet. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$31.8
Unrestricted subsidiaries (b)	638.8
Total Liberty Global and unrestricted subsidiaries	670.6
Borrowing groups (c):
Telenet	147.7
Virgin Media (d)	38.2
UPC Holding	5.9
Total borrowing groups	191.8
Total cash and cash equivalents	$862.4
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $31.8 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $638.8 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at June 30, 2018. Our remaining cash and cash equivalents of $191.8 million at June 30, 2018 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2018, see note 9 to our condensed consolidated financial statements.

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

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the disposition of UPC Austria and the pending disposition of the Vodafone Disposal Group, see note 4 to our condensed consolidated financial statements. For information regarding a dividend payment announced by Telenet subsequent to June 30, 2018, see note 17 to our condensed consolidated financial statements.

At June 30, 2018, our consolidated cash and cash equivalents balance included $806.3 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis, our expectations with respect to our corporate liquidity requirements and our preliminary assessment of the 2017 U.S. Tax Act, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan), the Sumitomo Share Loan and (iii) principal payments on the ITV Collar Loan, the Sumitomo Share Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $12.0 billion at June 30, 2018 with varying maturity dates). For information regarding our commitments and contingencies, see note 15 to our condensed consolidated financial statements.

During the six months ended June 30, 2018, the aggregate purchase price of our share repurchases was $1,288.3 million, including direct acquisition costs. At June 30, 2018, the remaining amount authorized for share repurchases was $783.9 million. On July 31, 2018, our board of directors authorized an additional $500.0 million for share repurchases.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of such entities at June 30, 2018, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 15 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan, Sumitomo Share Loan, Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our June 30, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2018 was 5.0x. In addition, the ratio of our June 30, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2018 was 4.9x. Consistent with how we calculate our leverage ratios under our debt agreements, these ratios are presented on a basis that includes the debt and Adjusted OIBDA of both our continuing and discontinued operations.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of Virgin Media were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2018, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2018, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $32.0 billion, including $3.4 billion that is classified as current in our condensed consolidated balance sheet and $23.1 billion that is not due until 2024 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2018. For additional information concerning our debt maturities, see note 9 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at June 30, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six months ended
	June 30,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$2,142.9	$1,558.4	$584.5
Net cash provided (used) by investing activities	(896.3)	1,319.1	(2,215.4)
Net cash used by financing activities	(3,037.5)	(2,677.0)	(360.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9.3)	93.7	(103.0)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,800.2)	$294.2	$(2,094.4)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to (i) an increase in cash provided by our Adjusted OIBDA and related working capital items, (ii) an increase in cash provided due to higher cash receipts related to derivative instruments, (iii) an increase in cash provided due to lower payments of interest, (iv) an increase in cash provided due to lower payments for taxes and (v) an increase in the reported net cash provided by operating activities due to FX.

Investing Activities. The change in net cash provided (used) by our investing activities is primarily attributable to the net effect of (i) a decrease in cash of $1,569.4 million related to distributions received from affiliates during the 2017 period, (ii) a decrease in cash of $845.3 million associated with the equalization payment received in 2017 in connection with the completion of the VodafoneZiggo JV Transaction, (iii) an increase in cash of $366.9 million associated with lower cash paid in connection with acquisitions and (iv) a decrease in cash of $209.8 million due to higher capital expenditures. Capital expenditures increased from $588.0 million during the first six months of 2017 to $797.8 million during the first six months of 2018 due to (a) an increase in the net local currency capital expenditures of our subsidiaries, including a decrease associated with related working capital movements and higher capital-related vendor financing, and (b) an increase resulting from FX.

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

	Six months ended June 30,
	2018	2017
	in millions

Property and equipment additions	$1,850.4	$1,631.7
Assets acquired under capital-related vendor financing arrangements	(1,187.9)	(1,164.1)
Assets acquired under capital leases	(46.5)	(97.9)
Changes in current liabilities related to capital expenditures	181.8	218.3
Capital expenditures, net	$797.8	$588.0

Capital expenditures, net:
Third-party payments	$855.1	$782.9
Proceeds received for transfers to related parties (a)	(57.3)	(194.9)
Total capital expenditures, net	$797.8	$588.0
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The increase in our property and equipment additions during the six months ended June 30, 2018 is primarily due to (i) an increase due to FX and (ii) an increase in local currency expenditures of our subsidiaries, primarily due to the net effect of (a) an increase in expenditures to support new customer products and operational efficiency initiatives, (b) a decrease in expenditures for new build and upgrade projects, (c) an increase in expenditures for the purchase and installation of customer premises equipment and (d) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,589.5 million related to higher net repayments and repurchases of debt and capital lease obligations, (ii) a decrease in cash used of $832.5 million due to lower repurchases of Liberty Global ordinary shares, (iii) a decrease in cash used of $162.6 million related to VAT paid on behalf of the VodafoneZiggo JV during the 2017 period and (iv) a decrease in cash used of $149.2 million due to higher cash receipts related to derivative instruments.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our condensed consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on capital leases (exclusive of the portions of the network lease in Belgium and the duct leases in Germany that we assumed in connection with an acquisition), with each item excluding any cash provided or used by our discontinued operations. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, that are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2018	2017 (a)
	in millions

Net cash provided by operating activities of our continuing operations (b)	$2,142.9	$1,558.4
Cash payments for direct acquisition and disposition costs	4.8	6.0
Expenses financed by an intermediary (c)	916.4	577.2
Capital expenditures, net	(797.8)	(588.0)
Principal payments on amounts financed by vendors and intermediaries	(3,353.3)	(1,944.4)
Principal payments on certain capital leases	(40.9)	(41.8)
Adjusted free cash flow	$(1,127.9)	$(432.6)
_______________

(a)	Adjusted free cash flow for the six months ended June 30, 2018 has been restated to reflect our January 1, 2018 adoption of ASU 2016-18.

(b)
Amounts include interest payments related to debt that may be repaid in connection with the completion of the dispositions of UPC Austria and the Vodafone Disposal Group. These interest payments have not been allocated to discontinued operations.

(c)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2018:

	Payments due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$1,880.8	$1,556.8	$324.4	$2,968.8	$748.5	$983.4	$22,833.6	$31,296.3
Capital leases (excluding interest)	50.3	84.6	75.7	70.9	72.0	74.3	245.0	672.8
Network and connectivity commitments	402.8	345.4	283.4	250.2	67.5	49.6	787.8	2,186.7
Programming commitments	544.1	792.9	470.3	227.7	40.3	14.7	46.6	2,136.6
Purchase commitments	506.7	306.9	136.2	47.7	20.8	17.5	38.6	1,074.4
Operating leases	70.4	99.6	79.0	60.0	47.8	40.1	151.0	547.9
Other commitments	9.8	15.2	2.8	0.4	0.2	—	—	28.4
Total (a)	$3,464.9	$3,201.4	$1,371.8	$3,625.7	$997.1	$1,179.6	$24,102.6	$37,943.1
Projected cash interest payments on debt and capital lease obligations (b)	$673.1	$1,284.6	$1,380.3	$1,332.2	$1,262.8	$1,212.0	$3,511.2	$10,656.2
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2018 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($375.5 million at June 30, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements. For information concerning our commitments, see note 15 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2018 and 2017, see note 6 to our condensed consolidated financial statements.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2018.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2018.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2018, $594.9 million or 69.0%, $234.8 million or 27.2% and $54.0 million or 6.3% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

Foreign Currency Exchange Rates

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2018	December 31, 2017
Spot rates:
Euro	0.8564	0.8318
British pound sterling	0.7579	0.7394
Swiss franc	0.9920	0.9736
Hungarian forint	282.46	258.41
Polish zloty	3.7479	3.4730
Czech koruna	22.258	21.243
Romanian lei	3.9949	3.8830

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Average rates:
Euro	0.8389	0.9094	0.8262	0.9233
British sterling	0.7353	0.7821	0.7270	0.7944
Swiss franc	0.9851	0.9852	0.9666	0.9944
Hungarian forint	266.15	281.97	259.60	285.92
Polish zloty	3.5762	3.8371	3.4880	3.9440
Czech koruna	21.484	24.152	21.074	24.747
Romanian lei	3.9048	4.1396	3.8464	4.1911

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of UPC Holding and Telenet, the LIBOR-indexed debt of Virgin Media, and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements and swaptions that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk, generally for five years, with the later years covered primarily by swaptions. As such, the final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Currently, it is not possible to predict the exact transitional arrangements for calculating applicable reference rates that may be made in the U.K., the U.S., the Eurozone or elsewhere given that a number of outcomes are possible, including the cessation of the publication of one or more reference rates. Our loan documents contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed debt to the extent LIBOR is not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR. Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that the LIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed debt could be different than any new reference rate that applies to our LIBOR-indexed derivative instruments. We anticipate managing this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and/or the company may incur significant associated costs.

Weighted Average Variable Interest Rate. At June 30, 2018, the outstanding principal amount of our variable-rate indebtedness aggregated $12.2 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.9%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $61.0 million. As discussed above and in note 6 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £587 million ($774 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £63 million ($83 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €500 million ($584 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €279 million ($326 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €90 million ($105 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €282 million ($329 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency, interest rate cap and swap contracts by approximately €87 million ($102 million).

ITV Collar

Holding all other factors constant, at June 30, 2018, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £69 million ($91 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(66.5)	$30.5	$(95.8)	$(78.9)	$(106.1)	$(127.0)	$(140.0)	$(583.8)
Principal-related (b)	—	5.9	77.2	(180.9)	(259.4)	(164.4)	(666.6)	(1,188.2)
Other (c)	—	—	30.3	33.2	(21.7)	(336.8)	(123.8)	(418.8)
Total	$(66.5)	$36.4	$11.7	$(226.6)	$(387.2)	$(628.2)	$(930.4)	$(2,190.8)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2018. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2018 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2018 through April 30, 2018:
Class A	609,400	$31.71	609,400	(b)
Class C	2,001,300	$30.90	2,001,300	(b)
May 1, 2018 through May 31, 2018:
Class A	8,699,200	$29.53	8,699,200	(b)
Class C	11,387,500	$28.77	11,387,500	(b)
June 1, 2018 through June 30, 2018:
Class A	1,021,400	$29.49	1,021,400	(b)
Class C	3,402,500	$28.27	3,402,500	(b)
Total — April 1, 2018 through June 30, 2018:
Class A	10,330,000	$29.65	10,330,000	(b)
Class C	16,791,300	$28.93	16,791,300	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At June 30, 2018, the remaining amount authorized for share repurchases was $783.9 million. On July 31, 2018, our board of directors authorized an additional $500.0 million for share repurchases.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Sale and Purchase Agreement, dated as of May 9, 2018, by and among Liberty Global plc and Vodafone Group plc and certain of their respective subsidiaries (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 11, 2018 (File No. 001-35961)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Additional Facility AN Accession Agreement dated May 24, 2018 and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018 (File No. 001-35961) (the May 2018 8-K)).

4.2
Additional Facility AO Accession Agreement dated May 25, 2018 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the May 2018 8-K).

4.3
Additional Facility E Accession Agreement dated May 24, 2018 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia Finance LLC, Unitymedia GmbH, The Bank of Nova Scotia and Credit Suisse AG, London Branch (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018 (File No. 001-35961)).

10 — Material Contracts:

10.1	Employment Agreement dated as of June 28, 2018, between Liberty Global, Inc. and Enrique Rodriguez.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	August 8, 2018	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 8, 2018	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer