Form 10-Q
period 2018-09-30
Liberty Global plc
filed 2018-11-07
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+44.208.483.6449 or 303.220.6600
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of outstanding ordinary shares of Liberty Global plc as of October 31, 2018 was: 204,407,277 class A ordinary shares, 11,099,593 class B ordinary shares and 538,312,656 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2018	December 31, 2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$949.2	$1,672.4
Trade receivables, net	1,300.2	1,411.0
Derivative instruments (note 6)	369.0	494.4
Prepaid expenses	186.1	133.8
Current assets of discontinued operations (note 4)	393.9	268.1
Other current assets (notes 3 and 5)	376.7	351.9
Total current assets	3,575.1	4,331.6
Investments and related note receivables (including $1,476.4 million and $2,315.3 million, respectively, measured at fair value on a recurring basis) (note 5)	5,522.3	6,671.4
Property and equipment, net (note 8)	14,047.6	14,245.3
Goodwill (note 8)	13,959.7	14,354.1
Deferred tax assets (note 10)	3,146.2	3,133.1
Long-term assets of discontinued operations (note 4)	9,940.2	11,141.1
Other assets, net (notes 3, 6 and 8)	3,529.1	3,720.2
Total assets	$53,720.2	$57,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2018	December 31, 2017
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$811.1	$934.1
Deferred revenue	764.8	942.2
Current portion of debt and capital lease obligations (note 9)	3,499.4	3,680.1
Accrued capital expenditures	498.5	581.7
Current liabilities of discontinued operations (note 4)	1,807.4	1,587.7
Other accrued and current liabilities (notes 6 and 13)	2,651.8	2,240.0
Total current liabilities	10,033.0	9,965.8
Long-term debt and capital lease obligations (note 9)	26,232.0	29,023.4
Long-term liabilities of discontinued operations (note 4)	10,101.6	9,967.6
Other long-term liabilities (notes 6, 10, and 13)	2,538.2	2,247.0
Total liabilities	48,904.8	51,203.8
Commitments and contingencies (notes 6, 9, 10 and 15)
Equity (note 11):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 204,401,956 and 219,668,579 shares, respectively	2.0	2.2
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 11,099,593 shares and 11,102,619 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 544,478,877 and 584,332,055 shares, respectively	5.4	5.8
Additional paid-in capital	9,623.7	11,358.6
Accumulated deficit	(5,197.3)	(6,217.6)
Accumulated other comprehensive earnings, net of taxes	973.1	1,656.0
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	5,406.9	6,805.0
Noncontrolling interests	(591.5)	(412.0)
Total equity	4,815.4	6,393.0
Total liabilities and equity	$53,720.2	$57,596.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	in millions, except per share amounts

Revenue (notes 3, 5 and 16)	$2,958.1	$2,929.0	$9,097.7	$8,373.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	798.8	785.4	2,476.2	2,203.5
Other operating (note 12)	432.5	443.9	1,331.7	1,248.8
Selling, general and administrative (SG&A) (note 12)	475.5	469.8	1,545.1	1,470.0
Depreciation and amortization	935.3	953.7	2,952.8	2,743.4
Impairment, restructuring and other operating items, net (notes 13 and 15)	107.4	54.6	199.0	61.0
	2,749.5	2,707.4	8,504.8	7,726.7
Operating income	208.6	221.6	592.9	647.0
Non-operating income (expense):
Interest expense	(363.6)	(360.0)	(1,120.6)	(1,048.3)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	65.5	(187.4)	529.7	(783.5)
Foreign currency transaction gains (losses), net	96.5	(159.3)	46.9	(148.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(99.6)	39.6	(95.3)	(3.0)
Losses on debt modification and extinguishment, net (note 9)	(27.7)	(37.3)	(50.4)	(136.2)
Share of results of affiliates, net (note 5)	(11.1)	(26.8)	(129.9)	(46.1)
Other income, net	16.0	9.5	32.2	41.9
	(324.0)	(721.7)	(787.4)	(2,123.5)
Loss from continuing operations before income taxes	(115.4)	(500.1)	(194.5)	(1,476.5)
Income tax expense (note 10)	(281.3)	(61.8)	(898.5)	(212.2)
Loss from continuing operations	(396.7)	(561.9)	(1,093.0)	(1,688.7)
Discontinued operations (note 4):
Earnings (loss) from discontinued operations, net of taxes	324.5	(217.1)	792.7	(9.9)
Gain on disposal of discontinued operations, net of taxes	1,098.1	—	1,098.1	—
	1,422.6	(217.1)	1,890.8	(9.9)
Net earnings (loss)	1,025.9	(779.0)	797.8	(1,698.6)
Net earnings attributable to noncontrolling interests	(51.8)	(12.6)	(97.6)	(87.5)
Net earnings (loss) attributable to Liberty Global shareholders	$974.1	$(791.6)	$700.2	$(1,786.1)

Basic and diluted loss from continuing operations attributable to Liberty Global shareholders per share (note 14)	$(0.56)	$(0.70)	$(1.51)	$(2.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	in millions

Net earnings (loss)	$1,025.9	$(779.0)	$797.8	$(1,698.6)
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	(244.6)	553.9	(676.3)	1,676.1
Pension-related adjustments and other	3.2	(0.5)	(3.9)	(3.1)
Other comprehensive earnings (loss) from continuing operations	(241.4)	553.4	(680.2)	1,673.0
Other comprehensive earnings (loss) from discontinued operations	30.2	(12.7)	(2.8)	(21.9)
Other comprehensive earnings (loss)	(211.2)	540.7	(683.0)	1,651.1
Comprehensive earnings (loss)	814.7	(238.3)	114.8	(47.5)
Comprehensive earnings attributable to noncontrolling interests	(53.9)	(12.6)	(97.5)	(87.1)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$760.8	$(250.9)	$17.3	$(134.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Accounting change (note 2)	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net earnings	—	—	—	—	700.2	—	—	700.2	97.6	797.8
Other comprehensive loss, net of taxes	—	—	—	—	—	(682.9)	—	(682.9)	(0.1)	(683.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 11)	(0.2)	—	(0.4)	(1,682.8)	—	—	—	(1,683.4)	—	(1,683.4)
Distributions by subsidiaries to noncontrolling interest owners (note 11)	—	—	—	—	—	—	—	—	(298.4)	(298.4)
Repurchases by Telenet of its outstanding shares	—	—	—	(166.5)	—	—	—	(166.5)	15.5	(151.0)
Share-based compensation (note 12)	—	—	—	123.2	—	—	—	123.2	—	123.2
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(8.8)	—	—	—	(8.8)	1.5	(7.3)
Balance at September 30, 2018	$2.0	$0.1	$5.4	$9,623.7	$(5,197.3)	$973.1	$(0.1)	$5,406.9	$(591.5)	$4,815.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2018	2017
	in millions
Cash flows from operating activities:
Net earnings (loss)	$797.8	$(1,698.6)
Earnings (loss) from discontinued operations	1,890.8	(9.9)
Loss from continuing operations	(1,093.0)	(1,688.7)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Share-based compensation expense	131.0	101.8
Depreciation and amortization	2,952.8	2,743.4
Impairment, restructuring and other operating items, net	199.0	61.0
Amortization of deferred financing costs and non-cash interest	42.2	46.7
Realized and unrealized losses (gains) on derivative instruments, net	(529.7)	783.5
Foreign currency transaction losses (gains), net	(46.9)	148.3
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	95.3	3.0
Losses on debt modification and extinguishment, net	50.4	136.2
Share of results of affiliates, net	129.9	46.1
Deferred income tax benefit	(179.2)	(13.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	768.8	(93.3)
Dividends from affiliates and others	209.5	188.0
Net cash provided by operating activities of continuing operations	2,730.1	2,462.5
Net cash provided by operating activities of discontinued operations	1,470.3	1,571.1
Net cash provided by operating activities	4,200.4	4,033.6

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operation, net	2,061.2	—
Capital expenditures, net	(1,142.9)	(850.7)
Cash paid in connection with acquisitions, net of cash acquired	(80.8)	(440.0)
Investments in and loans to affiliates and others	(74.2)	(92.9)
Distributions received from affiliates	—	1,569.4
Equalization payment related to the VodafoneZiggo JV Transaction	—	845.3
Other investing activities, net	27.5	1.4
Net cash provided by investing activities of continuing operations	790.8	1,032.5
Net cash used by investing activities of discontinued operations	(383.2)	(981.4)
Net cash provided by investing activities	$407.6	$51.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
(unaudited)

	Nine months ended
	September 30,
	2018	2017
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(6,782.0)	$(6,046.8)
Borrowings of debt	3,205.5	5,588.9
Repurchase of Liberty Global ordinary shares	(1,671.8)	(2,603.7)
Repurchase by Telenet of its outstanding shares	(151.2)	(33.1)
Payment of financing costs and debt premiums	(57.5)	(160.0)
Net cash received (paid) related to derivative instruments	46.6	(139.9)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	—	(162.6)
Other financing activities, net	(15.9)	(43.7)
Net cash used by financing activities of continuing operations	(5,426.3)	(3,600.9)
Net cash provided (used) by financing activities of discontinued operations	129.9	(100.6)
Net cash used by financing activities	(5,296.4)	(3,701.5)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	(31.8)	105.9
Discontinued operations	(1.9)	2.3
Total	(33.7)	108.2

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	(1,937.2)	—
Discontinued operations - Vodafone Disposal Group and UPC Austria	1,215.1	503.0
Discontinued operations - LiLAC Group	—	(11.6)
Total	$(722.1)	$491.4

Cash and cash equivalents and restricted cash:
Beginning of period	$1,682.9	$1,087.4
Net increase (decrease) (excluding, during the 2017 period, LiLAC Group activity related to cash balances included in discontinued operations)	(722.1)	503.0
End of period	$960.8	$1,590.4

Cash paid for interest:
Continuing operations	$1,215.3	$1,146.3
Discontinued operations	388.7	780.2
Total	$1,604.0	$1,926.5

Net cash paid for taxes:
Continuing operations	$238.5	$234.2
Discontinued operations	32.7	110.5
Total	$271.2	$344.7

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$949.2	$1,579.1
Restricted cash included in other current assets and other assets, net	9.6	9.2
Restricted cash included in current and long-term assets of discontinued operations	2.0	2.1
Total cash and cash equivalents and restricted cash	$960.8	$1,590.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communication services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 58.7%-owned subsidiary of Liberty Global, (iii) Switzerland and Poland through UPC Holding B.V. and (iv) Slovakia through UPC Broadband Slovakia s.r.o. UPC Holding B.V. and UPC Broadband Slovakia s.r.o., which are each wholly-owned subsidiaries of Liberty Global, are collectively referred to herein as “UPC Holding.” In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV (as defined in note 5), which provides video, broadband internet, fixed-line telephony and mobile services to residential customers and businesses in the Netherlands.

In addition, (i) we currently provide residential and B2B communication services in (a) Germany through Unitymedia GmbH (Unitymedia) and (b) Romania, Hungary and the Czech Republic through UPC Holding B.V. and (ii) through July 31, 2018, we provided residential and B2B communication services in Austria through UPC Holding B.V. On May 9, 2018, we reached an agreement to sell our operations in Germany, Romania, Hungary and the Czech Republic, and on July 31, 2018, we completed the sale of our operations in Austria. In these condensed consolidated financial statements, our operations in each of these countries are reflected as discontinued operations for all periods presented. For additional information regarding these pending and completed dispositions, see note 4.

Prior to the December 29, 2017 completion of the Split-off Transaction (as defined and described in note 4), we also provided residential and B2B communication services in (i) 18 countries, predominantly in Latin America and the Caribbean, through Cable &Wireless Communications Limited (C&W), (ii) Chile through VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico). C&W and VTR were each wholly-owned subsidiaries of Liberty Global, and Liberty Puerto Rico was an entity in which we held a 60.0% ownership interest. C&W also provided (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks that connected over 40 markets in that region. The operations of C&W, VTR, Liberty Puerto Rico and certain other entities that were associated with our businesses in Latin America and the Caribbean are collectively referred to herein as the “LiLAC Group.” As a result of the Split-off Transaction, the entities attributed to the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

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
September 30, 2018
(unaudited)

useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2018.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect of the adoption to our accumulated deficit. We applied the new standard to contracts that were not complete at January 1, 2018. The comparative information for the three and nine months ended September 30, 2017 contained within these condensed consolidated financial statements and notes has not been restated and continues to be reported under the accounting standards in effect for such periods. The implementation of ASU 2014-09 did not have a material impact on our consolidated financial statements.

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

For additional information regarding the impact of our adoption of ASU 2014-09, see note 3.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
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

The impact of our adoption of ASU 2014-09 on our condensed consolidated balance sheet as of September 30, 2018 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we continue to present the service component of our net benefit cost as a component of operating income but present the other components of our net benefit cost, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification of credits from SG&A expenses to other non-operating income, net, of $4.6 million and $13.8 million for the three and nine months ended September 30, 2017, respectively.

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

For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of September 30, 2018, see note 15. We currently do not expect ASU 2016-02 to have a significant impact on our consolidated statements of operations or cash flows.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires entities to defer implementation costs incurred that are related to the application development stage in a cloud computing arrangement that is a service contract. Deferred implementation costs will be amortized over the term of the cloud computing arrangement and presented in the same expense line item as the cloud computing arrangement. All other implementation costs will be expensed as incurred. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2018-15 will have on our consolidated financial statements.

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

Contract fulfillment costs, such as costs for installation activities for B2B customers, are recognized as assets and amortized to other operating costs over the applicable period benefited, which is generally the substantive contract term for the related service contract.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $55.6 million and $89.5 million at September 30, 2018 and January 1, 2018, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $38.0 million and $26.1 million as of September 30, 2018 and January 1, 2018, respectively. The current and long-term portions of our contract asset balance at September 30, 2018 are included within other current assets and other assets, net, respectively, in our condensed consolidated balance sheet.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $802.3 million and $1,005.2 million as of September 30, 2018 and January 1, 2018, respectively. The decrease in deferred revenue for the nine months ended September 30, 2018 is primarily due to $781.3 million of revenue recognized that was included in our deferred revenue balance at January 1, 2018, partially offset by advanced billings in certain markets. The current and long-term portions of our deferred revenue balance at September 30, 2018 are included within deferred revenue and other long-term liabilities, respectively, in our condensed consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $69.9 million and $68.1 million at September 30, 2018 and January 1, 2018, respectively. The current and long-term portions of our assets related to contract costs at September 30, 2018 are included within other current assets and other assets, net, respectively, in our condensed consolidated balance sheet. We amortized $21.5 million and $72.8 million to operating costs and expenses during the three and nine months ended September 30, 2018, respectively, related to these assets.

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
September 30, 2018
(unaudited)

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

Pending and Completed Dispositions

Vodafone Disposal Group

On May 9, 2018, we reached an agreement (the Vodafone Agreement) to sell our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone Group plc (Vodafone). The cash proceeds that we receive from the transaction will be calculated on the basis of the agreed enterprise value adjusted for the net debt and working capital of such businesses as of the closing date of the transaction, as well as other post-closing adjustments. Based on the net debt and working capital of such businesses as of December 31, 2017, the cash proceeds would be approximately €10.6 billion ($12.3 billion). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.”

Closing of the transaction is subject to various conditions, including regulatory approval, which is not expected until mid-2019. The Vodafone Agreement contains certain termination rights for both our company and Vodafone, including if closing has not occurred by November 9, 2019, or May 9, 2020 in certain limited circumstances. If the Vodafone Agreement terminates because the condition to obtain antitrust approval is not met, Vodafone has agreed to pay us a compensatory payment of €250.0 million ($290.4 million). Pursuant to the Vodafone Agreement, our company will retain all cash generated from the Vodafone Disposal Group through the closing of the transaction.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Vodafone.

UPC Austria

On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). After considering debt, working capital and noncontrolling interest adjustments and $35.5 million (equivalent at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with UPC Austria, we received net cash proceeds of $2,061.2 million (equivalent at the transaction date). A portion of the net proceeds were used to repay or redeem an aggregate $1.5 billion (equivalent at the applicable dates) principal amount of our outstanding debt, including (i) the repayment of $913.4 million (equivalent at the repayment date) principal amount under the UPC Holding Bank Facility, (ii) the redemption of $70.0 million (equivalent at the redemption date) principal amount of the UPCB SPE Notes and (iii) the redemption of $515.5 million (equivalent at the redemption date) principal amount of the VM Notes. The remaining net proceeds from the sale of UPC Austria were made available for general corporate purposes, including an additional $500.0 million of share repurchases, as further described in note 11.

In connection with the sale of UPC Austria, we recognized a gain of $1,098.1 million that includes cumulative foreign currency translation gains of $79.5 million. No income taxes were required to be provided on this gain, which is included in gain on disposal of discontinued operations, net of taxes, in our condensed consolidated statements of operations.

In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. During the three months ended September 30, 2018, we recorded revenue of $6.5 million associated with these transitional services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

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

In connection with the Split-off Transaction, we entered into several agreements that govern certain transactions and other matters between our company and Liberty Latin America (the Split-off Agreements). During the nine months ended September 30, 2018, the impacts of the Split-off Agreements and other normal recurring transactions between our company and Liberty Latin America were not material.

Presentation of Discontinued Operations

Effective with the signing of the Vodafone Agreement, we began presenting the Vodafone Disposal Group as discontinued operations and, accordingly, we no longer depreciate or amortize the long-lived assets of such group. From December 22, 2017, the date we reached an agreement to sell UPC Austria, through the signing of the Vodafone Agreement, we accounted for UPC Austria as held for sale but did not present such entity as a discontinued operation as this disposal was not considered to be a strategic shift that would have a major effect on our operations and financial results. We ceased to depreciate or amortize the long-lived assets of UPC Austria on December 22, 2017. Effective with the signing of the Vodafone Agreement and in consideration of the additional disposals contemplated therein, we began presenting UPC Austria as a discontinued operation. Accordingly, UPC Austria and the Vodafone Disposal Group are presented as discontinued operations, as applicable, in our condensed consolidated balance sheets, statements of operations and cash flows. Our operations in Romania, Hungary and the Czech Republic are held through UPC Holding, as was UPC Austria prior to its sale on July 31, 2018. No debt, interest expense or derivative instruments of the UPC Holding borrowing group, other than with respect to certain borrowings that are direct obligations of the entities to be disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest expense and derivative instruments are included in discontinued operations as its debt and derivative instruments are direct obligations of entities within the Vodafone Disposal Group. As discussed above, a portion of the proceeds from the disposition of UPC Austria was used to reduce the outstanding debt of the UPC Holding borrowing group, and we expect that a portion of the proceeds from the pending disposition of the Vodafone Disposal Group will be used to further reduce the outstanding debt of the UPC Holding borrowing group.

In addition, the entities comprising the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2017.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

The carrying amounts of the major classes of assets and liabilities of the Vodafone Disposal Group as of September 30, 2018 are summarized below (in millions). These amounts exclude intercompany assets and liabilities that are eliminated within our condensed consolidated balance sheet.

Assets:
Current assets other than cash	$393.9
Property and equipment, net	5,439.6
Goodwill	4,039.7
Other assets, net	460.9
Total assets	$10,334.1

Liabilities:
Current portion of debt and capital lease obligations	$715.8
Other accrued and current liabilities	1,091.6
Long-term debt and capital lease obligations	9,117.2
Other long-term liabilities	984.4
Total liabilities	$11,909.0

The carrying amounts of the major classes of assets and liabilities of UPC Austria and the Vodafone Disposal Group as of December 31, 2017 are summarized below.These amounts exclude intercompany assets and liabilities that are eliminated within our condensed consolidated balance sheet.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

The operating results of UPC Austria, the Vodafone Disposal Group and the LiLAC Group for the periods indicated are summarized in the following tables. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

	UPC Austria (a)	Vodafone Disposal Group	Total
	in millions
Three months ended September 30, 2018
Revenue	$35.7	$872.4	$908.1
Operating income	$16.1	$532.3	$548.4

Earnings before income taxes and noncontrolling interests	$16.0	$427.5	$443.5
Income tax expense	(4.1)	(114.9)	(119.0)
Net earnings	11.9	312.6	324.5
Net earnings attributable to noncontrolling interests	(0.6)	—	(0.6)
Net earnings attributable to Liberty Global shareholders	$11.3	$312.6	$323.9
_______________

(a)	Includes the operating results of UPC Austria from July 1, 2018 through July 31, 2018, the date UPC Austria was sold.

	UPC Austria (a)	Vodafone Disposal Group	Total
	in millions
Nine months ended September 30, 2018
Revenue	$252.4	$2,717.6	$2,970.0
Operating income	$139.0	$1,263.8	$1,402.8

Earnings before income taxes and noncontrolling interests	$138.7	$919.0	$1,057.7
Income tax expense	(23.3)	(241.7)	(265.0)
Net earnings	115.4	677.3	792.7
Net earnings attributable to noncontrolling interests	(4.2)	—	(4.2)
Net earnings attributable to Liberty Global shareholders	$111.2	$677.3	$788.5
_______________

(a)	Includes the operating results of UPC Austria from January 1, 2018 through July 31, 2018, the date UPC Austria was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

	UPC Austria	Vodafone Disposal Group	LiLAC Group	Total
	in millions
Three months ended September 30, 2017
Revenue	$102.9	$846.7	$906.9	$1,856.5
Operating income (loss)	$39.6	$272.1	$(205.7)	$106.0

Earnings (loss) before income taxes and noncontrolling interests	$39.6	$110.9	$(361.5)	$(211.0)
Income tax benefit (expense)	(3.1)	(20.9)	17.9	(6.1)
Net earnings (loss)	36.5	90.0	(343.6)	(217.1)
Net loss (earnings) attributable to noncontrolling interests	(1.8)	—	12.4	10.6
Net earnings (loss) attributable to Liberty Global shareholders	$34.7	$90.0	$(331.2)	$(206.5)

	UPC Austria	Vodafone Disposal Group	LiLAC Group	Total
	in millions
Nine months ended September 30, 2017
Revenue	$291.0	$2,396.6	$2,738.7	$5,426.3
Operating income	$109.7	$682.1	$84.5	$876.3

Earnings (loss) before income taxes and noncontrolling interests	$109.7	$332.0	$(319.4)	$122.3
Income tax expense	(8.9)	(66.0)	(57.3)	(132.2)
Net earnings (loss)	100.8	266.0	(376.7)	(9.9)
Net earnings attributable to noncontrolling interests	(5.0)	—	(19.5)	(24.5)
Net earnings (loss) attributable to Liberty Global shareholders	$95.8	$266.0	$(396.2)	$(34.4)

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share for the three and nine months ended September 30, 2018 and 2017 is presented below. These amounts relate to the operations of UPC Austria and the Vodafone Disposal Group.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share	$0.41	$0.15	$1.00	$0.42

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Our basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share for the three and nine months ended September 30, 2017 is presented below. These amounts relate to the operations of the LiLAC Group.

	Three months ended September 30, 2017	Nine months ended September 30, 2017

Basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share	$(1.93)	$(2.30)

Weighted average ordinary shares outstanding (LiLAC Shares) - basic and diluted	171,304,720	172,051,945

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2018	December 31, 2017
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,876.2	$4,162.8
Other	169.7	161.8
Total — equity	4,045.9	4,324.6
Fair value:
ITV plc (ITV) — subject to re-use rights	820.4	892.0
Sumitomo Corporation (Sumitomo) (c)	—	776.5
ITI Neovision S.A. (ITI Neovision)	164.4	161.9
Lions Gate Entertainment Corp (Lionsgate)	119.2	163.9
Casa Systems, Inc. (Casa)	65.4	76.3
Other	307.0	244.7
Total — fair value	1,476.4	2,315.3
Cost (d)	—	31.5
Total	$5,522.3	$6,671.4
_______________

(a)	At September 30, 2018 and December 31, 2017, the carrying amounts of each of our equity method investments did not materially exceed our proportionate share of the respective investee’s net assets.

(b)
Amounts include a related-party euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $1,045.3 million and $1,081.9 million, respectively, due from a subsidiary of the VodafoneZiggo JV (as defined below) to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and requires €100.0 million ($116.1 million) of principal to be paid annually through December 31, 2019, with the remaining principal due on January 16, 2027. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. During the nine months ended September 30, 2018, interest on the VodafoneZiggo JV Receivable was $45.1 million, all of which was cash settled.

(c)	In August 2018, we used the remaining shares of Sumitomo that were held by our company to settle the outstanding amount under the Sumitomo Share Loan.

(d)	As a result of the January 1, 2018 adoption of ASU 2016-01, all of our cost investments have been reclassified to fair value investments.

For information regarding the impact of the adoption of ASU 2014-09 on our accumulated deficit and our investment in the VodafoneZiggo JV, see note 2.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

VodafoneZiggo JV (a)	$(8.5)	$(23.4)	$(98.5)	$(18.2)
Other	(2.6)	(3.4)	(31.4)	(27.9)
Total	$(11.1)	$(26.8)	$(129.9)	$(46.1)
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

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding B.V. that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017. In addition, during the first nine months of 2018 and 2017, we received dividend distributions from the VodafoneZiggo JV of $189.9 million and $163.7 million, respectively, which were accounted for as returns on capital for purposes of our condensed consolidated statements of cash flows.

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $44.5 million and $37.1 million during the three months ended September 30, 2018 and 2017, respectively, and $132.8 million and $100.4 million during the nine months ended September 30, 2018 and 2017, respectively. These amounts include revenue from (a) the JV Services and (b) during the 2018 periods, sales of customer premises equipment at a mark-up. In addition, during the nine months ended September 30, 2018 and 2017, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $12.3 million and $139.8 million, respectively. At September 30, 2018 and December 31, 2017, $24.0 million and $33.3 million, respectively, were due from the VodafoneZiggo JV, primarily related to the aforementioned transactions. Amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets in our condensed consolidated balance sheet.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Revenue	$1,138.1	$1,167.2	$3,468.5	$3,335.1
Loss before income taxes	$(96.1)	$(115.7)	$(381.6)	$(181.2)
Net loss	$(74.9)	$(79.6)	$(283.1)	$(125.9)

(6)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Czech koruna (CZK), the Hungarian forint (HUF), the Polish zloty (PLN) and the Romanian lei (RON). With the exception of a limited number of our foreign currency forward contracts, we do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$353.5	$1,303.7	$1,657.2	$477.0	$1,071.9	$1,548.9
Equity-related derivative instruments (c)	7.5	561.0	568.5	—	560.9	560.9
Foreign currency forward and option contracts	7.5	0.1	7.6	17.0	0.1	17.1
Other	0.5	—	0.5	0.4	0.4	0.8
Total	$369.0	$1,864.8	$2,233.8	$494.4	$1,633.3	$2,127.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$291.4	$1,129.3	$1,420.7	$210.2	$1,557.7	$1,767.9
Equity-related derivative instruments (c)	1.6	—	1.6	5.4	—	5.4
Foreign currency forward and option contracts	0.8	—	0.8	7.7	0.2	7.9
Other	—	0.1	0.1	—	—	—
Total	$293.8	$1,129.4	$1,423.2	$223.3	$1,557.9	$1,781.2
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, in our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($23.9 million) and $25.6 million during the three months ended September 30, 2018 and 2017, respectively, and a net gain (loss) of ($51.8 million) and $134.6 million during the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	in millions
Cross-currency and interest rate derivative contracts	$(18.4)	$(188.4)	$489.8	$(847.5)
Equity-related derivative instruments:
ITV Collar	76.5	44.2	16.5	154.4
Lionsgate Forward	0.2	(7.3)	12.6	(9.3)
Sumitomo Collar	—	(29.5)	(11.8)	(50.8)
Other	0.2	1.2	2.4	(4.2)
Total equity-related derivative instruments	76.9	8.6	19.7	90.1
Foreign currency forward and option contracts	6.7	(7.5)	20.6	(26.5)
Other	0.3	(0.1)	(0.4)	0.4
Total	$65.5	$(187.4)	$529.7	$(783.5)

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

	Nine months ended
	September 30,
	2018	2017
	in millions
Operating activities	$34.3	$101.4
Investing activities	—	(0.5)
Financing activities	46.6	(139.9)
Total	$80.9	$(39.0)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At September 30, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $520.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2018, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		4.3
	$8,385.0		£5,505.0	(a) (b)	5.1
	£2,365.8		$3,400.0	(a)	6.3

UPC Holding	$2,425.0		€2,003.0		5.9
	$1,200.0	CHF	1,107.5	(b)	6.5
	€2,057.0	CHF	2,347.9	(b)	6.1
	€299.2	CZK	8,221.8		2.0
	€375.5	HUF	105,911.9		3.3
	€822.9	PLN	3,484.5		3.0
	€217.2	RON	610.0		3.4

Telenet	$3,670.0		€3,243.6	(b)	6.8
	€1,431.2		$1,600.0	(a)	6.7
_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At September 30, 2018, the total U.S. dollar equivalents of the notional amount of these derivative instruments was $5.1 billion.

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2018. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2018:

	Borrowing group pays fixed rate (a)		Borrowing group receives fixed rate
Borrowing group	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Virgin Media	$19,373.0	3.4	$11,658.4	5.4

UPC Holding	$5,843.8	4.8	$4,028.5	7.1

Telenet	$3,904.6	5.5	$1,657.3	5.0

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at September 30, 2018:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$6,203.3		£1.2	2.47%
	$597.9		€1.1	2.08%

UPC Holding	$1,349.5	CHF	0.3	1.22%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2018:

Borrowing group	Notional amount due from counterparty (a)	Weighted average remaining life
	in millions	in years

Virgin Media	$8,495.5	0.6

UPC Holding	$3,620.0	0.6

Telenet	$3,675.0	0.6

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2018, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $260.8 million and $659.1 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Decrease to borrowing costs at September 30, 2018 (a)

Virgin Media	(0.41)%
UPC Holding	(0.02)%
Telenet	(0.48)%
Total decrease to borrowing costs	(0.33)%

_______________

(a)	Represents the effect of derivative instruments in effect at September 30, 2018 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2018, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $412.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of September 30, 2018 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2018 and 2017, we did not perform significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 8 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2018 using:
Description	September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,657.2	$—	$1,656.7	$0.5
Equity-related derivative instruments	568.5	—	—	568.5
Foreign currency forward and option contracts	7.6	—	7.6	—
Other	0.5	—	0.5	—
Total derivative instruments	2,233.8	—	1,664.8	569.0
Investments	1,476.4	1,012.4	—	464.0
Total assets	$3,710.2	$1,012.4	$1,664.8	$1,033.0

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,420.7	$—	$1,409.9	$10.8
Equity-related derivative instruments	1.6	—	—	1.6
Foreign currency forward and option contracts	0.8	—	0.8	—
Other	0.1	—	0.1	—
Total derivative instruments	1,423.2	—	1,410.8	12.4
Debt	274.1	—	274.1	—
Total liabilities	$1,697.3	$—	$1,684.9	$12.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
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
September 30, 2018
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2018	$406.6	$(3.2)	$555.5	$958.9
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(7.5)	19.7	12.2
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	10.7	—	—	10.7
Impact of ASU 2016-01	31.9	—	—	31.9
Additions	42.0	0.2	—	42.2
Dispositions	(17.7)	—	—	(17.7)
Final settlement of Sumitomo Collar (b)	—	—	(7.4)	(7.4)
Transfers out of Level 3	(2.0)	—	—	(2.0)
Foreign currency translation adjustments, dividends and other, net	(7.5)	0.2	(0.9)	(8.2)
Balance of net assets (liabilities) at September 30, 2018	$464.0	$(10.3)	$566.9	$1,020.6

_______________

(a)	Most of these net gains and losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2018.

(b)	For information regarding the settlement of the final tranche of the Sumitomo Collar, see note 6.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2018	December 31, 2017
	in millions

Distribution systems	$17,918.6	$17,522.9
Customer premises equipment	4,756.9	4,434.3
Support equipment, buildings and land	5,158.3	4,790.2
Total property and equipment, gross	27,833.8	26,747.4
Accumulated depreciation	(13,786.2)	(12,502.1)
Total property and equipment, net	$14,047.6	$14,245.3

During the nine months ended September 30, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,659.2 million and $1,740.2 million, respectively, which exclude related VAT of $267.8 million and $284.9 million, respectively, that was also financed by our vendors under these arrangements. In addition,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

during the nine months ended September 30, 2018 and 2017, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $68.1 million and $128.4 million, respectively.

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2018 are set forth below:

	January 1, 2018	Acquisitions and related adjustments	Foreign currency translation adjustments	September 30, 2018
	in millions

U.K./Ireland	$8,134.1	$4.4	$(289.4)	$7,849.1
Belgium	2,681.7	26.2	(93.7)	2,614.2
Switzerland	2,931.3	(0.3)	(7.9)	2,923.1
Central and Eastern Europe	607.0	—	(33.7)	573.3
Total	$14,354.1	$30.3	$(424.7)	$13,959.7

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, in our condensed consolidated balance sheets, are set forth below:

	September 30, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$3,978.8	$(3,070.3)	$908.5	$4,041.0	$(2,745.8)	$1,295.2
Other	553.0	(268.3)	284.7	531.9	(218.6)	313.3
Total	$4,531.8	$(3,338.6)	$1,193.2	$4,572.9	$(2,964.4)	$1,608.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(9)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2018					Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)		Estimated fair value (c)
		Borrowing currency	U.S. $ equivalent	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
		in millions

VM Notes	5.47%	—	$—	$8,995.9	$9,987.4	$8,833.7	$9,565.7
VM Credit Facilities (d)	4.63%	(e)	880.3	5,190.1	4,681.5	5,164.4	4,676.2
UPCB SPE Notes	4.53%	—	—	2,485.3	2,638.8	2,464.0	2,582.6
UPC Holding Bank Facility	4.66%	990.1	1,149.9	1,645.2	2,576.4	1,645.0	2,576.1
UPC Holding Senior Notes	4.59%	—	—	1,185.1	1,272.5	1,225.2	1,313.4
Telenet Credit Facility	4.04%	(f)	516.8	2,442.8	2,188.9	2,447.8	2,177.6
Telenet Senior Secured Notes	4.68%	—	—	1,638.5	1,724.4	1,696.8	1,721.3
Telenet SPE Notes	4.88%	—	—	601.1	1,014.4	554.0	937.7
Vendor financing (g)	3.95%	—	—	2,943.5	3,599.0	2,943.5	3,599.0
ITV Collar Loan	0.68%	—	—	1,386.1	1,445.8	1,411.6	1,463.8
Derivative-related debt instruments (h)	3.42%	—	—	327.9	359.8	328.8	361.5
Sumitomo Share Loan (i)	—	—	—	—	621.7	—	621.7
Sumitomo Collar Loan	—	—	—	—	170.3	—	169.1
Other (j)	5.14%	—	—	478.7	413.4	483.7	418.2
Total debt before deferred financing costs, discounts and premiums	4.57%		$2,547.0	$29,320.2	$32,694.3	$29,198.5	$32,183.9

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and capital lease obligations:

	September 30, 2018	December 31, 2017
	in millions

Total debt before deferred financing costs, discounts and premiums	$29,198.5	$32,183.9
Deferred financing costs, discounts and premiums, net	(130.3)	(171.8)
Total carrying amount of debt	29,068.2	32,012.1
Capital lease obligations (k)	663.2	691.4
Total debt and capital lease obligations	29,731.4	32,703.5
Current maturities of debt and capital lease obligations	(3,499.4)	(3,680.1)
Long-term debt and capital lease obligations	$26,232.0	$29,023.4

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

our aggregate variable- and fixed-rate indebtedness was 4.30% at September 30, 2018. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2018, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant September 30, 2018 compliance reporting requirements, we expect that the full amount of unused borrowing capacity will continue to be available and that there will be no restrictions with respect to loans or distributions. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2018. For information regarding certain transactions completed subsequent to September 30, 2018 that could have an impact on the availability to be borrowed, loaned or distributed, see the below discussion under Telenet Financing Transactions and note 17.

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

(d)
Amounts include £452.8 million ($590.5 million) and £43.6 million ($56.9 million) at September 30, 2018 and December 31, 2017, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(e)
Unused borrowing capacity under the VM Credit Facilities relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($880.3 million). In February 2018, the VM Revolving Facility was amended and split into two revolving facilities. As of September 30, 2018, VM Revolving Facility A was a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £75.0 million ($97.8 million), and VM Revolving Facility B was a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £600.0 million ($782.5 million). In October 2018, the VM Credit Facilities were further amended whereby the maximum borrowing capacities of VM Revolving Facility A and VM Revolving Facility B were adjusted to an equivalent of £50.0 million ($65.2 million) and £625.0 million ($815.1 million), respectively. All other terms from the previously existing VM Revolving Facilities continue to apply to the new revolving facilities.

(f)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($464.6 million) under Telenet Facility AG, (ii) €25.0 million ($29.0 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.2 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2018.

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

(h)
Represents amounts associated with certain derivative-related borrowing instruments, including $274.1 million and $304.9 million at September 30, 2018 and December 31, 2017, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(i)	In August 2018, we settled the outstanding amount under the Sumitomo Share Loan with the remaining shares of Sumitomo that were held by our company.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(j)	Amounts include $231.2 million and $160.9 million at September 30, 2018 and December 31, 2017, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(k)	The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	September 30, 2018	December 31, 2017
	in millions

Telenet	$464.9	$456.1
UPC Holding	78.0	89.0
Virgin Media	70.9	79.1
Other subsidiaries	49.4	67.2
Total	$663.2	$691.4

Financing Transactions - General Information

At September 30, 2018, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of any financing transactions completed during the first nine months of 2018. A significant portion of our financing transactions include non-cash borrowings and repayments. During the nine months ended September 30, 2018 and 2017, non-cash borrowings and repayments aggregated $2,583.3 million and $6,546.2 million, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 10 to the consolidated financial statements included in our 10-K.

Virgin Media Financing Transactions

In August 2018, Virgin Media redeemed (i) $190.0 million of the $530.0 million outstanding principal amount of the 2023 VM Dollar Senior Notes and (ii) in full the £250.0 million ($326.0 million) outstanding principal amount of the 2023 VM Sterling Senior Notes. This transaction was funded with a portion of the proceeds received by another Liberty Global subsidiary in connection with the sale of UPC Austria, as described in note 4. In connection with this transaction, Virgin Media recognized a loss on debt modification and extinguishment, net, of $22.2 million related to (a) the payment of $17.2 million of redemption premiums and (b) the write-off of $5.0 million of unamortized deferred financing costs and discounts.

For information regarding a financing transaction completed by Virgin Media subsequent to September 30, 2018, see note 17.

Telenet Financing Transactions

In March 2018, Telenet used existing cash to prepay 10% of the €530.0 million ($615.5 million) outstanding principal amount under Telenet Facility AB, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance VI and, in turn, Telenet Finance VI used such proceeds to redeem 10% of the €530.0 million outstanding principal amount of the Telenet Finance VI Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment, net, of $2.6 million related to (i) the payment of $2.0 million of redemption premiums and (ii) the write-off of $0.6 million of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

In March 2018, commitments under Telenet Facility AL were increased by $300.0 million (the Telenet Facility AL Add-on). The terms of the Telenet Facility AL Add-on are consistent with those of Telenet Facility AL. In April 2018, Telenet drew the full $300.0 million of the Telenet Facility AL Add-on and used the net proceeds, together with existing cash, to prepay in full the €250.0 million ($290.3 million) outstanding principal amount under Telenet Facility V, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance V and, in turn, Telenet Finance V used such proceeds to redeem in full the €250.0 million outstanding principal amount of the Telenet Finance V Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment, net, of $21.3 million related to (i) the payment of $17.3 million of redemption premiums and (ii) the write-off of $4.0 million of unamortized deferred financing costs and discounts.

In May 2018, Telenet entered into (i) a $1,600.0 million term loan facility (Telenet Facility AN), which was issued at 99.875% of par, matures on August 15, 2026, bears interest at a rate of LIBOR + 2.25% and is subject to a LIBOR floor of 0.0%, and (ii) a €730.0 million ($847.8 million) term loan facility (Telenet Facility AO), which was issued at 99.875% of par, matures on December 15, 2027, bears interest at a rate of EURIBOR + 2.50% and is subject to a EURIBOR floor of 0.0%. The net proceeds from Telenet Facility AN and Telenet Facility AO, together with existing cash, were used to prepay in full (a) the $1,300.0 million outstanding principal amount under Telenet Facility AL, (b) the $300.0 million outstanding principal amount under the Telenet Facility AL Add-on and (c) the €730.0 million outstanding principal amount under Telenet Facility AM. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, net, of $7.6 million related to the write-off of unamortized deferred financing costs and discounts.

In August 2018, commitments under Telenet Facility AN and Telenet Facility AO were increased by $475.0 million (the Telenet Facility AN Add-on) and €205.0 million ($238.1 million) (the Telenet Facility AO Add-on), respectively. The Telenet Facility AN Add-on and the Telenet Facility AO Add-on were issued at 98.5% and 98.0% of par, respectively. All other terms of the Telenet Facility AN Add-on and the Telenet Facility AO Add-on are consistent with those of Telenet Facility AN and Telenet Facility AO, respectively. The Telenet Facility AN Add-on and the Telenet Facility AO Add-on were drawn in October 2018, and the net proceeds were used to make an aggregate dividend payment to Telenet shareholders (including Liberty Global) of €600.0 million ($696.8 million).

UPC Holding Financing Transactions

In August 2018, UPC Holding (i) repaid $330.0 million of the $1,975.0 million outstanding principal amount under UPC Facility AR, (ii) repaid in full the €500.0 million ($580.7 million) outstanding principal amount under UPC Facility AS and (iii) redeemed €60.0 million ($69.7 million) of the €600.0 million ($696.8 million) outstanding principal amount under UPC Facility AK, together with accrued and unpaid interest and the related prepayment premiums, which was owed to UPCB Finance IV and, in turn, UPCB Finance IV used such proceeds to redeem €60.0 million of the €600.0 million outstanding principal amount of the UPCB Finance IV Euro Notes. These transactions were funded with a portion of the proceeds received by another Liberty Global subsidiary in connection with the sale of UPC Austria, as described in note 4. In connection with this transaction, UPC Holding recognized a loss on debt modification and extinguishment, net, of $8.9 million related to (a) the write-off of $6.9 million of unamortized deferred financing costs and discounts and (b) the payment of $2.0 million of redemption premiums.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of September 30, 2018 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on September 30, 2018 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2018 (remainder of year)	$677.8	$118.2	$157.8	$6.5	$960.3
2019	1,745.1	413.4	267.3	53.1	2,478.9
2020	15.7	23.1	14.2	214.7	267.7
2021	1,340.3	24.0	12.2	981.8	2,358.3
2022	366.7	21.2	12.1	327.6	727.6
2023	435.0	16.9	13.2	—	465.1
Thereafter	11,818.1	5,334.2	4,788.3	—	21,940.6
Total debt maturities	16,398.7	5,951.0	5,265.1	1,583.7	29,198.5
Deferred financing costs, discounts and premiums, net	(45.5)	(41.5)	(20.9)	(22.4)	(130.3)
Total debt	$16,353.2	$5,909.5	$5,244.2	$1,561.3	$29,068.2
Current portion	$2,420.7	$528.8	$407.2	$57.3	$3,414.0
Noncurrent portion	$13,932.5	$5,380.7	$4,837.0	$1,504.0	$25,654.2
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Capital lease obligations:

	Telenet	UPC Holding	Virgin Media	Other	Total
	in millions
Year ending December 31:
2018 (remainder of year)	$23.9	$4.7	$4.6	$8.0	$41.2
2019	78.1	14.5	11.5	13.6	117.7
2020	74.6	15.2	8.6	8.7	107.1
2021	70.5	15.6	8.8	4.6	99.5
2022	70.5	12.7	10.9	3.0	97.1
2023	59.0	11.8	6.5	18.1	95.4
Thereafter	240.4	20.3	194.0	—	454.7
Total principal and interest payments	617.0	94.8	244.9	56.0	1,012.7
Amounts representing interest	(152.1)	(16.8)	(174.0)	(6.6)	(349.5)
Present value of net minimum lease payments	$464.9	$78.0	$70.9	$49.4	$663.2
Current portion	$52.4	$9.4	$8.5	$15.1	$85.4
Noncurrent portion	$412.5	$68.6	$62.4	$34.3	$577.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(10)    Income Taxes

Income tax expense attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	in millions

Computed “expected” tax benefit (a)	$21.9	$96.3	$37.0	$284.2
Mandatory Repatriation Tax (b)	(172.7)	—	(1,141.2)	—
Change in valuation allowances (b) (c):
Expense	(19.3)	(98.8)	(35.4)	(268.4)
Benefit	61.0	15.3	483.1	25.3
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c):
Expense	(190.5)	(58.3)	(337.1)	(139.1)
Benefit	57.6	0.1	60.9	0.4
Non-deductible or non-taxable foreign currency exchange results (c):
Expense	(1.7)	(71.9)	(6.6)	(204.4)
Benefit	22.0	2.5	95.6	6.8
Non-deductible or non-taxable interest and other items (c):
Expense	(62.0)	(9.3)	(103.8)	(61.9)
Benefit	1.3	10.9	23.7	29.7
International rate differences (c) (d):
Expense	(19.9)	(16.8)	(42.5)	(35.9)
Benefit	19.5	46.3	50.7	121.6
Recognition of previously unrecognized tax benefits	11.4	4.9	15.6	4.9
Other, net	(9.9)	17.0	1.5	24.6
Total income tax expense	$(281.3)	$(61.8)	$(898.5)	$(212.2)
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

(b)
As further discussed below, the liability we have recorded for the Mandatory Repatriation Tax (as defined and described below) is significantly lower than the amount included in our income tax expense due in part to the expected use of carryforward tax attributes in the U.S., all of which were subject to valuation allowances prior to the initial recognition of the Mandatory Repatriation Tax during the first quarter of 2018.

(c)	Country jurisdictions giving rise to income tax benefits are grouped together and shown separately from country jurisdictions giving rise to income tax expenses.

(d)	Amounts reflect adjustments (either a benefit or an expense) to the “expected” tax benefit for statutory rates in jurisdictions in which we operate that are outside of the U.K.

The Tax Cuts and Jobs Act (the 2017 U.S. Tax Act) was signed into U.S. law on December 22, 2017. In addition to lowering the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018, the 2017 U.S. Tax Act contains significant changes to

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

the U.S. income tax regime, including (i) changes to the formation and use of net operating losses incurred after December 31, 2017, (ii) changes to the income tax deductibility of certain business expenses, including interest expense and compensation paid to certain executive officers, (iii) the imposition of taxes on a one-time deemed mandatory repatriation of earnings and profits of foreign corporations (the Mandatory Repatriation Tax) and (iv) a new tax on global intangible low-taxed income.

The Mandatory Repatriation Tax requires that the aggregate post-1986 earnings and profits of our foreign corporations be included in our U.S. taxable income. The one-time repatriation of undistributed foreign earnings and profits is then taxed at a rate of 15.5% for cash earnings and 8% for non-cash earnings, both as defined in the 2017 U.S. Tax Act, and is payable, interest free, over an eight year period according to a prescribed payment schedule with 45% of the tax due in the last two years. At September 30, 2018, we have recorded an estimate of our liability for the Mandatory Repatriation Tax of $297.3 million after considering the expected use of carryforward tax attributes and other filing positions. Our estimate is subject to change during the fourth quarter of 2018 as we finalize our estimates, review various historical transactions and analyze substantial information that supports our ownership structure and the operating history of our foreign subsidiaries, as well as evaluate guidance from the tax authorities on the application of the tax laws underlying the Mandatory Repatriation Tax.

At September 30, 2018, our unrecognized tax benefits of $788.6 million included $567.4 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2018. The amount of any such reductions could range up to $255.0 million, of which approximately $110.0 million would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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

(11)    Equity

Share Repurchases. During the nine months ended September 30, 2018, we repurchased (i) 15,649,900 shares of our class A ordinary shares at an average price per share of $29.69 and (ii) 40,789,400 shares of our class C ordinary shares at an average price per share of $29.88, for an aggregate purchase price of $1,683.4 million, including direct acquisition costs. In July 2018, our board of directors authorized an additional $500.0 million of share repurchases through July 2019. At September 30, 2018, the remaining amount authorized for share repurchases was $891.0 million.

Telenet Dividend. In August 2018, Telenet declared a dividend to its shareholders. The aggregate dividend, which was paid on October 4, 2018, was €600.0 million ($690.8 million at the transaction date) and was financed with additional borrowings under the Telenet Credit Facility, as described in note 9. Our share of this dividend was €351.6 million ($404.8 million at the transaction date).

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(12)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$9.3	$(6.1)	$26.0	$13.7
Non-performance based share-based incentive awards	18.3	22.4	64.6	68.7
Other (b)	8.9	—	29.4	—
Total Liberty Global	36.5	16.3	120.0	82.4
Other	6.3	5.2	11.0	19.4
Total	$42.8	$21.5	$131.0	$101.8
Included in:
Other operating expense	$1.2	$1.0	$2.2	$2.9
SG&A expense	41.6	20.5	128.8	98.9
Total	$42.8	$21.5	$131.0	$101.8
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

The following table provides the aggregate number of options and share appreciation rights (SARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2018:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	16,021,880	$32.23	37,027,043	$30.32
Exercisable	9,579,098	$32.04	23,213,374	$29.80

Held by former Liberty Global employees:
Outstanding	1,220,423	$32.81	2,861,651	$30.62
Exercisable	997,219	$32.17	2,414,209	$29.88

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of September 30, 2018:

	Class A	Class C
Held by Liberty Global employees:
RSUs	664,539	1,336,706
PSUs (a)	1,750,794	3,506,744
Held by former Liberty Global employees:
RSUs	12,481	25,000
PSUs	177,505	355,419

_______________

(a)	Amounts do not include the 2018 PSUs, as defined and described below.

2018 PSUs

During the first nine months of 2018, the compensation committee of our board of directors approved the grant of an aggregate 1,158,446 and 2,316,892 Class A and Class C PSUs, respectively, to executive officers and key employees (the 2018 PSUs) pursuant to a performance plan that is based on the achievement of a specified compound annual growth rate (CAGR) with respect to our Adjusted OIBDA (as defined in note 16) during the two-year period ending December 31, 2019. The 2018 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2018 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2018 PSUs will vest 50% on April 1, 2020 and 50% on October 1, 2020. As of September 30, 2018, the target Adjusted OIBDA CAGR had not yet been determined. Accordingly, no share-based compensation expense has been recognized related to the 2018 PSUs. On October 26, 2018, the target Adjusted OIBDA CAGR was determined, and compensation expense with respect to the 2018 PSUs will be recognized prospectively from this date.

(13) Restructuring Liability

A summary of changes in our restructuring liabilities during the nine months ended September 30, 2018 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2018	$11.7	$9.5	$16.5	$37.7
Restructuring charges	27.5	5.5	44.0	77.0
Cash paid	(25.3)	(4.9)	(43.6)	(73.8)
Foreign currency translation adjustments	(0.4)	(0.3)	(2.4)	(3.1)
Restructuring liability as of September 30, 2018	$13.5	$9.8	$14.5	$37.8

Current portion	$12.0	$5.2	$4.4	$21.6
Noncurrent portion	1.5	4.6	10.1	16.2
Total	$13.5	$9.8	$14.5	$37.8

Our restructuring charges during the nine months ended September 30, 2018 included $39.2 million of costs recorded during the first quarter in Belgium attributable to the migration of Telenet’s mobile subscribers from a mobile virtual network operator (MVNO) arrangement to Telenet’s mobile network. In March 2018, Telenet completed the migration and recorded the costs

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

associated with meeting its minimum guarantee commitment under the MVNO agreement as a restructuring charge. Telenet’s MVNO agreement does not expire until the end of 2018.

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

The details of our net loss from continuing operations attributable to Liberty Global shareholders are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	in millions, except share amounts

Loss from continuing operations	$(396.7)	$(561.9)	$(1,093.0)	$(1,688.7)
Net earnings from continuing operations attributable to noncontrolling interests	(51.2)	(23.2)	(93.4)	(63.0)
Net loss from continuing operations attributable to Liberty Global shareholders	$(447.9)	$(585.1)	$(1,186.4)	$(1,751.7)

Weighted average ordinary shares outstanding - basic and diluted	793,544,759	830,301,600	787,649,342	857,905,832

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and nine months ended September 30, 2018 and 2017. Therefore, the potentially dilutive effect at September 30, 2018 and 2017 of the following items were not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of outstanding options, SARs and RSUs of 59.2 million and 54.4 million, respectively, and (ii) the aggregate number of PSUs of 5.8 million and 7.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming commitments, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments for our continuing operations as of September 30, 2018. The commitments included in this table do not reflect liabilities that are included in our September 30, 2018 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Network and connectivity commitments	$274.2	$361.0	$288.5	$252.0	$65.5	$49.1	$783.3	$2,073.6
Programming commitments	254.8	872.3	551.3	274.6	44.0	14.5	46.1	2,057.6
Purchase commitments	431.0	311.0	186.5	49.9	21.2	17.5	38.5	1,055.6
Operating leases	35.8	110.7	80.1	61.2	48.4	41.4	155.2	532.8
Other commitments	10.0	19.2	2.8	0.4	0.2	—	—	32.6
Total	$1,005.8	$1,674.2	$1,109.2	$638.1	$179.3	$122.5	$1,023.1	$5,752.2

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,287.3 million and $1,109.0 million during the nine months ended September 30, 2018 and 2017, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our MVNO agreements, primarily in the U.K., and (iii) service commitments associated with our network extension projects, primarily in the U.K. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2018 and 2017, see note 6.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. Proximus has the right to appeal the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court, however Proximus has not done so to date. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($23.2 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland), in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia initially sought a reduction of the annual lease fees (approximately €76 million ($88 million) for 2017) by approximately two-thirds and has subsequently increased its claim to seek a reduction by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached. If this matter is settled subsequent to the completion of the sale of the Vodafone Disposal Group, we would only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group.

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

The 2018 Decision aims to, and in its application, may strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks. Telenet has challenged the 2018 Decision in the Brussels Court of Appeal and has also initiated an action in the European Court of Justice against the European Commission’s decision not to challenge the 2018 Decision. The timing and outcome of each of these actions is uncertain.
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($61 million) as of September 30, 2018. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and a decision is expected by the end of 2018.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. The U.K. tax authority issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), comprising (i) the challenged amount of £63.7 million (which we paid during the fourth quarter of 2015) and (ii) related interest of £3.3 million (which we paid during the first quarter of 2016). No provision was recorded by our company at that time as the likelihood of loss was not considered to be probable. The aggregate amount paid does not include penalties, which could be significant in the event that penalties were to be assessed. In September 2018, the court rejected our appeal and ruled in favor of the U.K. tax authority. Accordingly, during the third quarter of 2018, we recorded a provision for litigation of £63.7 million ($83.1 million at the average rate for the period) and related interest expense of £3.3 million ($4.4 million at the average rate for the period) in our condensed consolidated statements of operations. We intend to appeal this decision to the Upper Tribunal; however, no assurance can be given as to the ultimate outcome of this matter.

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
September 30, 2018
(unaudited)

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2017, we expect that the 2018 full year impact of this increase will be approximately £18 million ($23 million), with an additional increase of £28 million ($37 million) expected during 2019. Beyond 2019, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes is presented below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

As of September 30, 2018, our reportable segments are as follows:

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
September 30, 2018
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted OIBDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of results of affiliates, net, in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

U.K./Ireland	$1,667.7	$1,617.1	$5,180.8	$4,687.6
Belgium	746.8	759.1	2,260.3	2,106.5
Switzerland	323.3	352.8	1,000.4	1,023.0
Central and Eastern Europe	148.6	150.0	462.0	427.1
Central and Corporate	71.9	53.0	197.4	137.8
Intersegment eliminations	(0.2)	(3.0)	(3.2)	(8.3)
Total	$2,958.1	$2,929.0	$9,097.7	$8,373.7

VodafoneZiggo JV	$1,138.1	$1,167.2	$3,468.5	$3,335.1

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

U.K./Ireland	$742.1	$718.7	$2,268.3	$2,071.8
Belgium	383.4	356.8	1,124.7	972.6
Switzerland	191.0	214.4	566.5	632.1
Central and Eastern Europe	69.6	70.3	209.4	193.4
Central and Corporate	(88.7)	(104.0)	(283.3)	(307.5)
Intersegment eliminations (a)	(3.3)	(4.8)	(9.9)	(9.2)
Total	$1,294.1	$1,251.4	$3,875.7	$3,553.2

VodafoneZiggo JV	$514.3	$524.6	$1,534.7	$1,454.2

_______________

(a)	Amounts are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Adjusted OIBDA from continuing operations	$1,294.1	$1,251.4	$3,875.7	$3,553.2
Share-based compensation expense	(42.8)	(21.5)	(131.0)	(101.8)
Depreciation and amortization	(935.3)	(953.7)	(2,952.8)	(2,743.4)
Impairment, restructuring and other operating items, net	(107.4)	(54.6)	(199.0)	(61.0)
Operating income	208.6	221.6	592.9	647.0
Interest expense	(363.6)	(360.0)	(1,120.6)	(1,048.3)
Realized and unrealized gains (losses) on derivative instruments, net	65.5	(187.4)	529.7	(783.5)
Foreign currency transaction gains (losses), net	96.5	(159.3)	46.9	(148.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(99.6)	39.6	(95.3)	(3.0)
Losses on debt modification and extinguishment, net	(27.7)	(37.3)	(50.4)	(136.2)
Share of results of affiliates, net	(11.1)	(26.8)	(129.9)	(46.1)
Other income, net	16.0	9.5	32.2	41.9
Loss from continuing operations before income taxes	$(115.4)	$(500.1)	$(194.5)	$(1,476.5)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
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

	Nine months ended September 30,
	2018	2017
	in millions

U.K./Ireland	$1,495.8	$1,586.9
Belgium	564.6	468.1
Switzerland	164.9	163.4
Central and Eastern Europe	106.5	166.6
Central and Corporate (a)	409.9	272.9
Total property and equipment additions	2,741.7	2,657.9
Assets acquired under capital-related vendor financing arrangements	(1,659.2)	(1,740.2)
Assets acquired under capital leases	(68.1)	(128.4)
Changes in current liabilities related to capital expenditures	128.5	61.4
Total capital expenditures, net	$1,142.9	$850.7

Capital expenditures, net:
Third-party payments	$1,216.1	$1,139.5
Proceeds received for transfers to related parties (b)	(73.2)	(288.8)
Total capital expenditures, net	$1,142.9	$850.7

Property and equipment additions - VodafoneZiggo JV	$691.2	$646.5
_______________

(a)
Includes amounts that represent the net impact of changes in inventory levels associated with certain centrally-procured network equipment. Most of this equipment is ultimately transferred to our operating subsidiaries.

(b)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2018
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$728.0	$739.1	$2,246.1	$2,145.3
Broadband internet	784.3	765.9	2,442.2	2,196.6
Fixed-line telephony	391.7	407.9	1,221.4	1,195.5
Total subscription revenue	1,904.0	1,912.9	5,909.7	5,537.4
Non-subscription revenue	69.2	94.0	223.3	251.8
Total residential cable revenue	1,973.2	2,006.9	6,133.0	5,789.2
Residential mobile revenue (c):
Subscription revenue (b)	254.3	264.6	747.7	746.7
Non-subscription revenue	162.5	152.8	517.2	413.7
Total residential mobile revenue	416.8	417.4	1,264.9	1,160.4
Total residential revenue	2,390.0	2,424.3	7,397.9	6,949.6
B2B revenue (d):
Subscription revenue	112.0	98.2	331.6	266.7
Non-subscription revenue	379.8	351.2	1,151.2	1,003.9
Total B2B revenue	491.8	449.4	1,482.8	1,270.6
Other revenue (e)	76.3	55.3	217.0	153.5
Total	$2,958.1	$2,929.0	$9,097.7	$8,373.7
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
September 30, 2018
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

(e)
Other revenue includes, among other items, revenue earned from the JV Services, broadcasting revenue in Ireland and revenue from Central and Corporate’s wholesale handset program. In addition, the 2018 periods include revenue earned from (i) sales of customer premises equipment to the VodafoneZiggo JV and (ii) transitional and other services provided to Deutsche Telekom and Liberty Latin America.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

U.K.	$1,542.9	$1,495.7	$4,792.9	$4,350.9
Belgium	746.8	759.1	2,260.3	2,106.5
Switzerland	323.3	352.8	1,000.4	1,023.0
Ireland	124.8	121.4	387.9	336.7
Poland	107.6	107.5	334.0	305.2
Slovakia	15.5	15.6	47.8	44.5
Other, including intersegment eliminations (a)	97.2	76.9	274.4	206.9
Total	$2,958.1	$2,929.0	$9,097.7	$8,373.7

VodafoneZiggo JV (the Netherlands)	$1,138.1	$1,167.2	$3,468.5	$3,335.1

_______________

(a)	Includes revenue from DTH services provided to customers in the Czech Republic, Hungary and Romania.

(17)   Subsequent Event

Virgin Media Financing Transaction

In October 2018, we used existing cash to redeem in full the $340.0 million outstanding principal amount of the 2023 VM Dollar Senior Notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2018.

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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony, mobile and other communications services to residential customers and businesses in Europe. We provide residential and B2B communication services in (i) the U.K. and Ireland through Virgin Media, (ii) Belgium through Telenet and (iii) Switzerland, Poland and Slovakia through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides video, broadband internet, fixed-line telephony and mobile services to residential customers and businesses in the Netherlands.

As further described in note 4 to our condensed consolidated financial statements, we (i) completed the sale of our operations in Austria on July 31, 2018, (ii) reached an agreement to sell our operations in Germany, Romania, Hungary and the Czech Republic on May 9, 2018 and (iii) completed the Split-off Transaction on December 29, 2017. Accordingly, (a) our operations in Germany, Romania, Hungary, the Czech Republic and, through July 31, 2018, Austria, are reflected as discontinued operations for all periods presented herein and (b) the entities comprising the LiLAC Group are reflected as discontinued operations in our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2017. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At September 30, 2018, our continuing operations owned and operated networks that passed 24,948,600 homes and served 26,096,200 revenue generating units (RGUs), consisting of 9,408,300 video subscribers, 9,256,600 broadband internet subscribers and 7,431,300 fixed-line telephony subscribers. In addition, at September 30, 2018, our continuing operations served 5,973,800 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first nine months of 2018, pursuant to the Network Extensions, our continuing operations connected approximately 463,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 337,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of the programs, the Network Extensions may be continued, modified or cancelled at our discretion.

Competition and Other External Factors

We are experiencing significant competition from incumbent telecommunications operators, DTH operators and/or other providers in all of our markets. The significant competition we are experiencing, together with macroeconomic and regulatory factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU), particularly in Switzerland and Belgium. In addition, the VodafoneZiggo JV is facing significant competition in the Netherlands, particularly with respect to its mobile operations. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Consolidated Reportable Segments below.

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. For example, on June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” Failing the implementation of an agreed extension, the U.K. will leave the E.U. on March 29, 2019. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of Brexit on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. The effects of Brexit could adversely affect our business, results of operations, financial condition and liquidity.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2018 was to the British pound sterling and euro as 52.2% and 33.0% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Consolidated Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Exchange Rates below.

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

As further described in note 2 to our condensed consolidated financial statements, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. As such, the comparative information for the three and nine months ended September 30, 2017 included in our condensed consolidated financial statements and notes thereto has not been restated and continues to be reported under the accounting standards in effect for such periods. In order to provide more meaningful comparisons, in the following discussion and analysis of our results of operations, we present our revenue, other operating expenses, SG&A expenses and Adjusted OIBDA for the three and nine months ended September 30, 2017 on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

The following table presents (i) the impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and nine months ended September 30, 2018 and (ii) the pro forma impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and nine months ended September 30, 2017 as if such adoption had occurred on January 1, 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017 (a)	2018	2017 (a)
	in millions
Increase (decrease) to revenue:
U.K./Ireland	$13.4	$(7.2)	$30.2	$(11.4)
Belgium	(2.2)	(0.4)	(6.5)	(3.0)
Switzerland	0.1	(1.1)	(0.7)	(2.3)
Central and Eastern Europe	—	(0.1)	(0.2)	(0.9)
Total increase (decrease) to revenue	$11.3	$(8.8)	$22.8	$(17.6)

Increase (decrease) to Adjusted OIBDA:
U.K./Ireland	$13.1	$(10.5)	$21.7	$(19.7)
Belgium	(2.2)	(0.4)	(6.5)	(3.0)
Switzerland	(0.6)	(0.3)	(2.3)	(1.9)
Central and Eastern Europe	(0.1)	0.3	(0.5)	0.3
Total increase (decrease) to Adjusted OIBDA	$10.2	$(10.9)	$12.4	$(24.3)
_______________

(a)	Amounts are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

Discussion and Analysis of our Consolidated Reportable Segments

General

All of the reportable segments set forth below derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For more information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and nine months ended September 30, 2018 and 2017. As discussed above, the amounts for the three and nine months ended September 30, 2017 are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. The comparisons that exclude FX assume that exchange rates remained constant at the prior-year rate during the comparative period that is included in each table. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three and nine months ended September 30, 2018 and 2017 at the end of this section.

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

Revenue

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$1,667.7	$1,609.9	$57.8	3.6	$65.3	4.1
Belgium	746.8	758.7	(11.9)	(1.6)	(14.0)	(1.8)
Switzerland	323.3	351.7	(28.4)	(8.1)	(22.0)	(6.2)
Central and Eastern Europe	148.6	149.9	(1.3)	(0.9)	1.5	1.0
Central and Corporate (a)	71.9	53.0	18.9	35.7	14.4	24.2
Intersegment eliminations	(0.2)	(3.0)	2.8	N.M.	2.8	N.M.
Total	$2,958.1	$2,920.2	$37.9	1.3	$48.0	1.6

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$5,180.8	$4,676.2	$504.6	10.8	$208.2	4.5
Belgium	2,260.3	2,103.5	156.8	7.5	(26.4)	(1.2)
Switzerland	1,000.4	1,020.7	(20.3)	(2.0)	(32.9)	(3.2)
Central and Eastern Europe	462.0	426.2	35.8	8.4	3.3	0.8
Central and Corporate (a)	197.4	137.8	59.6	43.3	42.8	29.6
Intersegment eliminations	(3.2)	(8.3)	5.1	N.M.	5.1	N.M.
Total	$9,097.7	$8,356.1	$741.6	8.9	$200.1	2.4
_______________

(a)
Amounts primarily include the revenue earned from transition and other services provided to the VodafoneZiggo JV and, during the 2018 periods, Deutsche Telekom and Liberty Latin America. For additional information, see note 5 to our condensed consolidated financial statements.

N.M. — Not Meaningful.

U.K./Ireland. The details of the pro forma increases in U.K./Ireland’s revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$19.3	$—	$19.3	$50.0	$—	$50.0
ARPU (b)	10.6	—	10.6	40.4	—	40.4
Increase in residential cable non-subscription revenue	—	1.7	1.7	—	1.5	1.5
Total increase in residential cable revenue	29.9	1.7	31.6	90.4	1.5	91.9
Increase (decrease) in residential mobile revenue (c)	1.9	23.3	25.2	(2.5)	86.6	84.1
Increase in B2B revenue (d)	5.7	2.9	8.6	19.5	5.1	24.6
Increase (decrease) in other revenue (e)	—	(0.1)	(0.1)	—	7.6	7.6
Total organic increase	37.5	27.8	65.3	107.4	100.8	208.2
Impact of FX	(6.3)	(1.2)	(7.5)	230.9	65.5	296.4
Total	$31.2	$26.6	$57.8	$338.3	$166.3	$504.6
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to increases in the average number of broadband internet, video and fixed-line telephony RGUs.

(b)
The increases in cable subscription revenue related to changes in ARPU are primarily attributable to (i) net increases due to (a) higher ARPU from broadband internet services, (b) lower ARPU from fixed-line telephony and (c) for the three-month comparison, higher ARPU from video services and (ii) improvements in RGU mix.

(c)
The changes in residential mobile subscription revenue relate to the net effect of (i) decreases in the U.K., due primarily to lower ARPU, and (ii) increases in Ireland, mainly due to increases in the average number of mobile subscribers. The changes in residential mobile subscription revenue also include revenue of $3.8 million recognized during the third quarter of 2018 related to the expected recovery of certain prior-period VAT payments. The increases in residential mobile non-subscription revenue are primarily due to increases in revenue from mobile handset sales in the U.K., which typically generate relatively low margins.

(d)
The increases in B2B subscription revenue are primarily due to increases in the average number of broadband internet SOHO subscribers in the U.K. The increases in B2B non-subscription revenue are primarily driven by changes in the U.K., including the net effect of (i) higher revenue related to business network services, (ii) decreases in interconnect revenue and (iii) decreases in installation revenue.

(e)	The increase in other revenue for the nine-month comparison is primarily due to an increase in broadcasting revenue in Ireland.

Belgium. The details of the pro forma changes in Belgium’s revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(19.4)	$—	$(19.4)	$(45.1)	$—	$(45.1)
ARPU (b)	11.4	—	11.4	14.2	—	14.2
Decrease in residential cable non-subscription revenue (c)	—	(3.0)	(3.0)	—	(9.3)	(9.3)
Total decrease in residential cable revenue	(8.0)	(3.0)	(11.0)	(30.9)	(9.3)	(40.2)
Decrease in residential mobile revenue (d)	(6.8)	(13.6)	(20.4)	(20.8)	(15.6)	(36.4)
Increase in B2B revenue (e)	7.5	9.9	17.4	19.2	31.0	50.2
Total organic increase (decrease)	(7.3)	(6.7)	(14.0)	(32.5)	6.1	(26.4)
Impact of acquisitions	—	16.8	16.8	27.3	25.2	52.5
Impact of disposals	(4.1)	(2.9)	(7.0)	(15.7)	(4.8)	(20.5)
Impact of FX	(5.6)	(2.1)	(7.7)	115.3	35.9	151.2
Total	$(17.0)	$5.1	$(11.9)	$94.4	$62.4	$156.8
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to increases in ARPU are attributable to the net effect of (i) higher ARPU from broadband internet and video services, (ii) lower ARPU from fixed-line telephony services and (iii) improvements in RGU mix.

(c)
The decreases in residential cable non-subscription revenue are primarily attributable to the net effect of (i) for the nine- month comparison, a decrease of $5.6 million related to adjustments recorded during the 2017 period to reflect the expected recovery of certain prior-period VAT payments, (ii) increases in distribution revenue and (iii) decreases in revenue from equipment sales.

(d)
The decreases in residential mobile subscription revenue are primarily due to the net effect of (i) lower ARPU and (ii) increases in the average number of mobile subscribers. The decreases in residential mobile non-subscription revenue are primarily attributable to decreases in (a) revenue from the sale of mobile handsets and other devices, (b) late fees and (c) interconnect revenue.

(e)
The increases in B2B subscription revenue are primarily attributable to (i) increases in the average number of SOHO subscribers, as increases in broadband internet and video subscribers were only partially offset by decreases in mobile subscribers, and (ii) higher ARPU from video and mobile SOHO services. The increases in B2B non-subscription revenue are primarily due to (a) higher revenue from wholesale services and (b) increases in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 15 to our condensed consolidated financial statements.

Switzerland. The details of the pro forma decreases in Switzerland’s revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(14.7)	$—	$(14.7)	$(27.6)	$—	$(27.6)
ARPU (b)	(8.4)	—	(8.4)	(41.0)	—	(41.0)
Increase (decrease) in residential cable non-subscription revenue (c)	—	(2.5)	(2.5)	—	10.3	10.3
Total increase (decrease) in residential cable revenue	(23.1)	(2.5)	(25.6)	(68.6)	10.3	(58.3)
Increase in residential mobile revenue (d)	4.1	0.5	4.6	11.4	1.8	13.2
Increase (decrease) in B2B revenue (e)	0.4	(2.0)	(1.6)	1.2	9.5	10.7
Increase in other revenue	—	0.6	0.6	—	1.5	1.5
Total organic increase (decrease)	(18.6)	(3.4)	(22.0)	(56.0)	23.1	(32.9)
Impact of acquisitions	0.5	—	0.5	0.5	—	0.5
Impact of FX	(5.3)	(1.6)	(6.9)	10.1	2.0	12.1
Total	$(23.4)	$(5.0)	$(28.4)	$(45.4)	$25.1	$(20.3)
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) declines in the average number of video and broadband internet RGUs and (ii) for the nine-month comparison, an increase in the average number of fixed-line telephony RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to lower ARPU from video, fixed-line telephony and broadband internet services, including, for the nine-month comparison, the reversal during the first quarter of 2018 of $3.9 million of revenue that was recognized during prior-year periods.

(c)
The changes in residential cable non-subscription revenue are attributable to the net effect of (i) a $2.0 million decrease for the three-month comparison and a $16.6 million increase for the nine-month comparison in distribution revenue associated with the September 2017 launch of our Swiss sports channels and (ii) for the nine-month comparison, a decrease of $6.4 million due to the impact of unclaimed customer credit accruals that were released during the first six months of 2017.

(d)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

(e)
The increases in B2B subscription revenue are primarily due to increases in the average number of broadband internet SOHO subscribers. The changes in B2B non-subscription revenue are primarily due to the net effect of (i) increases in interconnect revenue, (ii) higher revenue from data services and (iii) for the three-month comparison, lower revenue from wholesale fixed-line telephony services.

Central and Eastern Europe. The details of the pro forma changes in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$0.1	$—	$0.1	$(1.8)	$—	$(1.8)
ARPU (b)	(1.0)	—	(1.0)	(1.6)	—	(1.6)
Decrease in residential cable non-subscription revenue	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Total decrease in residential cable revenue	(0.9)	(0.3)	(1.2)	(3.4)	(0.3)	(3.7)
Increase in B2B revenue (c)	1.2	1.5	2.7	4.0	3.0	7.0
Total organic increase	0.3	1.2	1.5	0.6	2.7	3.3
Impact of FX	(3.1)	0.3	(2.8)	30.0	2.5	32.5
Total	$(2.8)	$1.5	$(1.3)	$30.6	$5.2	$35.8
_______________

(a)
The changes in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to the net effect of (i) decreases in the average number of video RGUs, primarily in UPC DTH and Poland, and (ii) increases in the average number of broadband internet RGUs, primarily in Poland.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to the net effect of (i) lower ARPU from fixed-line telephony and broadband internet services, primarily in Poland, and (ii) for the nine-month comparison, higher ARPU from video services, primarily in UPC DTH.

(c)
The increases in B2B subscription revenue are attributable to increases in the average number of broadband internet SOHO subscribers. The increases in B2B non-subscription revenue are largely attributable to increases in interconnect revenue, primarily in Poland.

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

Adjusted OIBDA of our Consolidated Reportable Segments

General. Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes, see note 16 to our condensed consolidated financial statements.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$742.1	$708.2	$33.9	4.8	$37.4	5.3
Belgium	383.4	356.4	27.0	7.6	30.6	8.6
Switzerland	191.0	214.1	(23.1)	(10.8)	(19.2)	(9.0)
Central and Eastern Europe	69.6	70.6	(1.0)	(1.4)	0.5	0.5
Central and Corporate	(88.7)	(104.0)	15.3	14.7	9.3	8.5
Intersegment eliminations	(3.3)	(4.8)	1.5	N.M.	1.5	N.M.
Total	$1,294.1	$1,240.5	$53.6	4.3	$60.1	4.8

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$2,268.3	$2,052.1	$216.2	10.5	$88.7	4.3
Belgium	1,124.7	969.6	155.1	16.0	67.5	6.9
Switzerland	566.5	630.2	(63.7)	(10.1)	(70.4)	(11.2)
Central and Eastern Europe	209.4	193.7	15.7	8.1	1.1	0.7
Central and Corporate	(283.3)	(307.5)	24.2	7.9	31.7	10.1
Intersegment eliminations	(9.9)	(9.2)	(0.7)	N.M.	(0.7)	N.M.
Total	$3,875.7	$3,528.9	$346.8	9.8	$117.9	3.3
_______________

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		pro forma		pro forma

U.K./Ireland	44.5%	44.0%	43.8%	43.9%
Belgium	51.3%	47.0%	49.8%	46.1%
Switzerland	59.1%	60.9%	56.6%	61.7%
Central and Eastern Europe	46.8%	47.1%	45.3%	45.4%

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments, the Adjusted OIBDA margins presented above include the impact of acquisitions. For discussion of the factors contributing to the changes in the Adjusted OIBDA margins of our consolidated reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Consolidated Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below.

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$728.0	$743.1	$(15.1)	(2.0)	$(7.2)	(1.0)
Broadband internet	784.3	769.4	14.9	1.9	21.5	2.8
Fixed-line telephony	391.7	411.3	(19.6)	(4.8)	(16.4)	(4.0)
Total subscription revenue	1,904.0	1,923.8	(19.8)	(1.0)	(2.1)	(0.1)
Non-subscription revenue	69.2	75.2	(6.0)	(8.0)	(4.2)	(5.6)
Total residential cable revenue	1,973.2	1,999.0	(25.8)	(1.3)	(6.3)	(0.3)
Residential mobile revenue (c):
Subscription revenue (b)	254.3	260.0	(5.7)	(2.2)	(0.8)	(0.3)
Non-subscription revenue	162.5	156.7	5.8	3.7	10.2	6.7
Total residential mobile revenue	416.8	416.7	0.1	—	9.4	2.3
Total residential revenue	2,390.0	2,415.7	(25.7)	(1.1)	3.1	0.1
B2B revenue (d):
Subscription revenue	112.0	98.5	13.5	13.7	14.8	15.0
Non-subscription revenue	379.8	350.6	29.2	8.3	14.7	4.0
Total B2B revenue	491.8	449.1	42.7	9.5	29.5	6.3
Other revenue (e)	76.3	55.4	20.9	37.7	15.4	25.0
Total	$2,958.1	$2,920.2	$37.9	1.3	$48.0	1.6

	Nine months ended September 30,		Increase		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$2,246.1	$2,158.5	$87.6	4.1	$(46.8)	(2.2)
Broadband internet	2,442.2	2,209.3	232.9	10.5	91.2	4.1
Fixed-line telephony	1,221.4	1,206.0	15.4	1.3	(56.9)	(4.7)
Total subscription revenue	5,909.7	5,573.8	335.9	6.0	(12.5)	(0.2)
Non-subscription revenue	223.3	204.7	18.6	9.1	11.4	5.6
Total residential cable revenue	6,133.0	5,778.5	354.5	6.1	(1.1)	—
Residential mobile revenue (c):
Subscription revenue (b)	747.7	729.9	17.8	2.4	(11.9)	(1.7)
Non-subscription revenue	517.2	424.2	93.0	21.9	72.6	17.5
Total residential mobile revenue	1,264.9	1,154.1	110.8	9.6	60.7	5.4
Total residential revenue	7,397.9	6,932.6	465.3	6.7	59.6	0.9
B2B revenue (d):
Subscription revenue	331.6	267.3	64.3	24.1	43.9	16.4
Non-subscription revenue	1,151.2	1,002.6	148.6	14.8	53.9	5.2
Total B2B revenue	1,482.8	1,269.9	212.9	16.8	97.8	7.6
Other revenue (e)	217.0	153.6	63.4	41.3	42.7	26.6
Total	$9,097.7	$8,356.1	$741.6	8.9	$200.1	2.4
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $64.0 million and $69.2 million during the three months ended September 30, 2018 and 2017, respectively, and $191.1 million and $187.4 million during the nine months ended September 30, 2018 and 2017, respectively.

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

(e)
Other revenue includes, among other items, revenue earned from the JV Services, broadcasting revenue in Ireland and revenue from Central and Corporate’s wholesale handset program. In addition, the 2018 periods include revenue earned from (i) sales of customer premises equipment to the VodafoneZiggo JV and (ii) transitional and other services provided to Deutsche Telekom and Liberty Latin America.

Total revenue. Our consolidated revenue increased $37.9 million or 1.3% and $741.6 million or 8.9% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include (i) increases of $17.3 million and $53.0 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $7.0 million and $20.5 million, respectively, attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $48.0 million or 1.6% and $200.1 million or 2.4% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017.

Residential revenue. The details of the pro forma changes in our consolidated residential revenue for the three and nine months ended September 30, 2018, as compared to the corresponding periods in 2017, are as follows:

	Three-month period	Nine-month period
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$(9.6)	$(19.6)
ARPU	7.5	7.1
Increase (decrease) in residential cable non-subscription revenue	(4.2)	11.4
Total decrease in residential cable revenue	(6.3)	(1.1)
Decrease in residential mobile subscription revenue	(0.8)	(11.9)
Increase in residential mobile non-subscription revenue	10.2	72.6
Total organic increase in residential revenue	3.1	59.6
Net impact of acquisitions and disposals	(7.0)	0.8
Impact of FX	(21.8)	404.9
Total increase (decrease) in residential revenue	$(25.7)	$465.3

On an organic basis, our consolidated residential cable subscription revenue decreased $2.1 million or 0.1% and $12.5 million or 0.2% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases are attributable to the net effect of (i) increases from broadband internet services of $21.5 million or 2.8% and $91.2 million or 4.1%, respectively, attributable to higher ARPU and increases in the average number of RGUs, (ii) decreases from fixed-line telephony services of $16.4 million or 4.0% and $56.9 million or 4.7%, respectively, attributable to lower ARPU, and (iii) decreases from video services of $7.2 million or 1.0% and $46.8 million or 2.2%, respectively, attributable to decreases in the average number of RGUs and, for the nine-month comparison, lower ARPU. For the three-month comparison, ARPU from video services increased.

On an organic basis, our consolidated residential cable non-subscription revenue increased (decreased) ($4.2 million) or (5.6%) and $11.4 million or 5.6% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes are attributable to the net effect of (i) a decrease for the three-month comparison and an increase for the nine-month comparison in Switzerland, (ii) decreases in Belgium and (iii) increases in the U.K.

On an organic basis, our consolidated residential mobile subscription revenue decreased $0.8 million or 0.3% and $11.9 million or 1.7% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases are primarily due to declines in Belgium and, for the nine-month comparison, the U.K. that were only partially offset by increases in Switzerland and Ireland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $10.2 million or 6.7% and $72.6 million or 17.5% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to increases in revenue from low-margin sales of mobile handsets and other devices, as increases in the U.K. were only partially offset by decreases in Belgium.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $14.8 million or 15.0% and $43.9 million or 16.4% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to increases in SOHO revenue in the U.K. and Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $14.7 million or 4.0% and $53.9 million or 5.2% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to increases in Belgium and, for the nine-month comparison, Switzerland.

Other revenue. On an organic basis, our consolidated other revenue increased $15.4 million or 25.0% and $42.7 million or 26.6% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily due to (i) revenue of $13.3 million and $31.5 million, respectively, that was earned from the sale of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018 and typically generate low margins, and (ii) for the nine-month comparison, increases in broadcasting revenue in Ireland.

For additional information concerning the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Consolidated Reportable Segments above.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$508.5	$485.0	$23.5	4.8	$25.7	5.3
Belgium	167.5	192.7	(25.2)	(13.1)	(24.0)	(12.4)
Switzerland	56.3	55.3	1.0	1.8	2.3	4.2
Central and Eastern Europe	39.4	38.6	0.8	2.1	1.4	3.6
Central and Corporate	27.0	13.9	13.1	94.2	14.5	104.3
Intersegment eliminations	0.1	0.4	(0.3)	N.M.	(0.3)	N.M.
Total	$798.8	$785.9	$12.9	1.6	$19.6	2.5

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$1,575.2	$1,370.8	$204.4	14.9	$113.9	8.3
Belgium	516.2	548.5	(32.3)	(5.9)	(66.4)	(12.1)
Switzerland	188.4	140.5	47.9	34.1	45.8	32.6
Central and Eastern Europe	124.3	111.0	13.3	12.0	4.7	4.2
Central and Corporate	72.2	32.5	39.7	122.2	38.7	119.1
Intersegment eliminations	(0.1)	0.7	(0.8)	N.M.	(0.8)	N.M.
Total	$2,476.2	$2,204.0	$272.2	12.4	$135.9	6.2
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $12.9 million or 1.6% and $272.2 million or 12.4% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include (i) increases of $6.0 million and $12.3 million, respectively, attributable to the impact of acquisitions and (ii) decreases of $5.5 million and $13.3 million, respectively, attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $19.6 million or 2.5% and $135.9 million or 6.2% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases include the following factors:

•
Increases in mobile handset and other device costs of $5.0 million or 6.3% and $50.2 million or 24.1%, respectively, primarily due to the net effect of (i) a higher average cost per handset sold in U.K./Ireland and (ii) lower mobile handset and other device sales volumes, primarily due to decreases in Belgium and U.K./Ireland;

•
Increases in programming and copyright costs of $7.6 million or 1.9% and $49.3 million or 4.3%, respectively, primarily due to increases in Switzerland and U.K./Ireland. These increases are primarily due to net effect of (i) higher costs for certain premium and/or basic content, including, for the nine-month comparison, (a) a $28.6 million increase in costs associated with sports rights in Switzerland and (b) a $10.2 million increase in costs associated with broadcasting rights in Ireland and (ii) lower costs of $3.0 million and $2.4 million, respectively, associated with the release of an accrual following the settlement of an operational contingency during the third quarter of 2018. The increase in the costs for sports rights in Switzerland is due to the acquisition of the rights to carry live sporting events in connection with the September 2017 launch of our Swiss sports channels. Approximately half of the annual programming costs and the operating and capital costs associated with the production of the related Swiss sports channels are recovered from the revenue earned from the distribution of these sports channels to other cable operators;

•
Higher costs of sales of $15.2 million and $40.8 million, respectively, in Central and Corporate, primarily related to (i) customer premises equipment sold to the VodafoneZiggo JV and (ii) higher mobile handset and other device sales volumes attributable to Central and Corporate’s wholesale handset program;

•
Decreases of $3.4 million and $10.2 million, respectively, in the U.K. associated with the fourth quarter 2017 modification of a software agreement that resulted in the acquisition of a perpetual license and related conversion of the operating costs to capitalized costs; and

•
An increase (decrease) in interconnect and access costs of ($4.6 million) or (1.9%) and $1.8 million or 0.3%, respectively, primarily due to the net effect of (i) lower MVNO costs, as decreases in Belgium of $12.6 million and $41.8 million, respectively, were only partially offset by increases in Switzerland, (ii) for the nine-month comparison, higher costs of $23.8 million in U.K./Ireland resulting from the net impact of credits recorded during the second quarter of 2017 ($28.8 million) and the second quarter of 2018 ($5.0 million) in connection with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges and (iii) higher interconnect and roaming costs, primarily due to increases in U.K./Ireland and, for the nine-month comparison, Switzerland. The lower MVNO costs in Belgium are primarily attributable to the impact of the migration of mobile subscribers from Telenet’s MVNO arrangement to Telenet’s mobile network, which was completed during the first quarter of 2018. For additional information, see note 13 to our condensed consolidated financial statements.

Other operating expenses

Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations. We do not include share-based compensation in the following discussion and analysis of the other operating expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is discussed below.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$216.8	$212.1	$4.7	2.2	$5.8	2.7
Belgium	99.8	104.6	(4.8)	(4.6)	(8.2)	(7.5)
Switzerland	41.1	42.9	(1.8)	(4.2)	(1.0)	(2.3)
Central and Eastern Europe	20.2	21.4	(1.2)	(5.6)	(1.0)	(4.7)
Central and Corporate	50.2	54.2	(4.0)	(7.4)	(4.5)	(8.1)
Intersegment eliminations	3.2	9.5	(6.3)	N.M.	(6.3)	N.M.
Total other operating expenses excluding share-based compensation expense	431.3	444.7	(13.4)	(3.0)	$(15.2)	(3.4)
Share-based compensation expense	1.2	1.0	0.2	20.0
Total	$432.5	$445.7	$(13.2)	(3.0)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$676.7	$614.5	$62.2	10.1	$23.4	3.8
Belgium	311.3	288.4	22.9	7.9	(8.5)	(2.8)
Switzerland	122.3	126.2	(3.9)	(3.1)	(5.6)	(4.4)
Central and Eastern Europe	66.7	63.4	3.3	5.2	(1.7)	(2.7)
Central and Corporate	145.8	145.1	0.7	0.5	(9.2)	(6.3)
Intersegment eliminations	6.7	11.4	(4.7)	N.M.	(4.7)	N.M.
Total other operating expenses excluding share-based compensation expense	1,329.5	1,249.0	80.5	6.4	$(6.3)	(0.5)
Share-based compensation expense	2.2	2.9	(0.7)	(24.1)
Total	$1,331.7	$1,251.9	$79.8	6.4
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased (decreased) ($13.4 million) or (3.0%) and $80.5 million or 6.4% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes include increases of $4.3 million and $10.1 million, respectively, attributable to the impact of acquisitions. On an organic basis, our other operating expenses decreased $15.2 million or 3.4% and $6.3 million or 0.5% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases include the following factors:

•
Increases in network infrastructure charges in U.K./Ireland of $4.7 million and $17.7 million, respectively, following an increase in the rateable value of existing assets. For additional information, including our estimate of the full year 2018 impact of this rate increase, see “Other Regulatory Issues” in note 15 to our condensed consolidated financial statements;

•
Decreases in business service costs of $4.3 million or 7.9% and $9.2 million or 6.1%, respectively, primarily due to (i) decreased vehicle expenses due to the impact of the conversion of certain operating leases on company vehicles to capital leases in Belgium and U.K./Ireland and (ii) lower consulting costs, primarily in U.K./Ireland;

•	Decreases in customer service costs of $6.5 million or 9.1% and $6.0 million or 3.0%, respectively, primarily due to lower call center costs in U.K./Ireland and Switzerland;

•
Decreases in core network and information technology-related costs of $1.9 million or 2.1% and $3.4 million or 1.3%, respectively, primarily due to the net effect of (i) increases in outsourced data center costs, primarily in Central and Corporate, (ii) decreases in information technology-related expenses, primarily in Belgium, (iii) for the nine-month comparison, decreases in network maintenance expenses, primarily in Belgium, and (iv) a $2.2 million decrease during each period in U.K./Ireland associated with the reassessment of an accrual during the third quarter of 2018;

•
Increases in outsourced labor costs of $5.7 million or 18.3% and $2.8 million or 3.3%, respectively, primarily associated with customer-facing activities. This increase is largely attributable to the July 1, 2018 formation of a non-consolidated joint venture in Belgium, as further described below; and

•
An increase (decrease) in personnel costs of ($3.0 million) or (2.3%) and $1.1 million or 0.3%, respectively, primarily due to the net effect of (i) a higher average cost per employee, as increases in U.K./Ireland were only partially offset by decreases in Central and Corporate, and (ii) lower staffing levels, as decreases in U.K./Ireland and Belgium were only partially offset by increases in Central and Corporate. A portion of the lower staffing levels in Belgium are attributable to the transfer of certain employees to a newly-formed joint venture that provides network maintenance and customer-facing services to Telenet. Effective with the July 1, 2018 formation of this non-consolidated joint venture, the costs associated with these services are included within our core network and outsourced labor operating expense categories.

SG&A expenses

SG&A expenses include human resources, information technology, general services, management, finance, legal, sales and marketing, share-based compensation and other general expenses. We do not include share-based compensation in the following discussion and analysis of the SG&A expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is discussed below.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$200.3	$204.6	$(4.3)	(2.1)	$(3.6)	(1.8)
Belgium	96.1	105.0	(8.9)	(8.5)	(12.4)	(11.3)
Switzerland	34.9	39.4	(4.5)	(11.4)	(4.1)	(10.3)
Central and Eastern Europe	19.4	19.3	0.1	0.5	0.6	3.1
Central and Corporate	83.4	88.9	(5.5)	(6.2)	(4.9)	(5.5)
Intersegment eliminations	(0.2)	(8.1)	7.9	N.M.	7.9	N.M.
Total SG&A expenses excluding share-based compensation expense	433.9	449.1	(15.2)	(3.4)	$(16.5)	(3.6)
Share-based compensation expense	41.6	20.5	21.1	102.9
Total	$475.5	$469.6	$5.9	1.3

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$660.6	$638.8	$21.8	3.4	$(17.8)	(2.8)
Belgium	308.1	297.0	11.1	3.7	(19.0)	(6.2)
Switzerland	123.2	123.8	(0.6)	(0.5)	(2.7)	(2.2)
Central and Eastern Europe	61.6	58.1	3.5	6.0	(0.8)	(1.4)
Central and Corporate	262.7	267.7	(5.0)	(1.9)	(18.4)	(6.9)
Intersegment eliminations	0.1	(11.2)	11.3	N.M.	11.3	N.M.
Total SG&A expenses excluding share-based compensation expense	1,416.3	1,374.2	42.1	3.1	$(47.4)	(3.4)
Share-based compensation expense	128.8	98.9	29.9	30.2
Total	$1,545.1	$1,473.1	$72.0	4.9
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Three months ended September 30,		Decrease		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

General and administrative (a)	$355.9	$356.9	$(1.0)	(0.3)	$3.0	0.8
External sales and marketing	78.0	92.2	(14.2)	(15.4)	(19.5)	(20.5)
Total	$433.9	$449.1	$(15.2)	(3.4)	$(16.5)	(3.6)

	Nine months ended September 30,		Increase (decrease)		Organic decrease
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

General and administrative (a)	$1,135.2	$1,075.1	$60.1	5.6	$(2.3)	(0.2)
External sales and marketing	281.1	299.1	(18.0)	(6.0)	(45.1)	(14.8)
Total	$1,416.3	$1,374.2	$42.1	3.1	$(47.4)	(3.4)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased (decreased) ($15.2 million) or (3.4%) and $42.1 million or 3.1% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes include increases of $4.8 million and $9.3 million, respectively, attributable to the impact of acquisitions. On an organic basis, our SG&A expenses decreased $16.5 million or 3.6% and $47.4 million or 3.4% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These decreases include the following factors:

•
Decreases in external sales and marketing costs of $19.5 million or 20.5% and $45.1 million or 14.8%, respectively, primarily due to lower costs associated with advertising campaigns in U.K./Ireland and Belgium;

•
Decreases in personnel costs of $6.1 million or 3.2% and $31.7 million or 5.3%, respectively, primarily due to the net effect of (i) a lower average cost per employee, primarily due to decreases in Belgium and Switzerland that were only partially offset by increases in U.K./Ireland, (ii) lower incentive compensation costs, primarily in Central and Corporate, (iii) decreases in temporary personnel costs, primarily in Central and Corporate and U.K./Ireland, and (iv) higher staffing levels, as increases in Switzerland and Belgium were only partially offset by decreases in U.K./Ireland. The lower incentive compensation costs include decreases of $9.3 million and $28.7 million, respectively, primarily in Central and Corporate, attributable to the expected settlement of a portion of our 2018 annual incentive compensation with Liberty Global ordinary shares through a shareholding incentive program that was implemented in 2018. For additional information, see note 12 to our condensed consolidated financial statements;

•
Increases in core network and information technology-related costs of $3.7 million or 7.7% and $17.7 million or 13.8%, respectively, primarily due to increases in information technology-related expenses in U.K./Ireland and Central and Corporate; and

•
Decreases in business service and certain other costs of $10.9 million or 20.4% and $14.6 million or 9.7%, respectively, primarily due to the net effect of (i) lower consulting costs, primarily due to decreases in Belgium, Central and Corporate and U.K./Ireland, (ii) for the nine-month comparison, an increase of $6.4 million due to the reassessment of an accrual in U.K./Ireland during the second quarter of 2018 and (iii) decreases in travel and entertainment expenses in Central and Corporate.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$9.3	$(6.1)	$26.0	$13.7
Non-performance based share-based incentive awards	18.3	22.4	64.6	68.7
Other (b)	8.9	—	29.4	—
Total Liberty Global	36.5	16.3	120.0	82.4
Other	6.3	5.2	11.0	19.4
Total	$42.8	$21.5	$131.0	$101.8
Included in:
Other operating expense	$1.2	$1.0	$2.2	$2.9
SG&A expense	41.6	20.5	128.8	98.9
Total	$42.8	$21.5	$131.0	$101.8
_______________

(a)
Includes share-based compensation expense related to (i) PSUs and (ii) through March 31, 2017, PGUs held by our Chief Executive Officer. In addition, the amount for the three months ended September 30, 2017 includes a reduction to reflect a change in the expected achievement level for one of our performance-based incentive plans.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $935.3 million and $2,952.8 million for the three and nine months ended September 30, 2018, respectively, and $953.7 million and $2,743.4 million for the three and nine months ended September 30, 2017, respectively. Excluding the effects of FX, depreciation and amortization expense increased (decreased) ($9.7 million) or (1.0%) and $38.3 million or 1.4% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These changes are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland and, to a lesser extent, Central and Corporate, Belgium, and Switzerland.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $107.4 million and $199.0 million during the three and nine months ended September 30, 2018, respectively, and $54.6 million and $61.0 million during the three and nine months ended September 30, 2017, respectively.

The amounts for the 2018 periods include (i) a provision for litigation of $83.1 million related to a VAT matter in the U.K. recorded during the third quarter of 2018 and (ii) restructuring charges of $8.5 million and $77.0 million, respectively, including

(a) $39.2 million during the nine-month period related to Belgium’s migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network and (b) $5.3 million and $27.5 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and, for the nine-month period, Central and Corporate. For additional information regarding the VAT matter in the U.K., see note 15 to our condensed consolidated financial statements. For additional information regarding Telenet’s exit from its MVNO arrangement, see note 13 to our condensed consolidated financial statements.

The amounts for the 2017 periods include (i) a $40 million legal settlement recorded during the third quarter of 2017 and (ii) restructuring charges of $15.5 million and $35.6 million, respectively, including $11.7 million and $27.6 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate.

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

Interest expense

We recognized interest expense of $363.6 million and $1,120.6 million during the three and nine months ended September 30, 2018, respectively, and $360.0 million and $1,048.3 million during the three and nine months ended September 30, 2017, respectively. Excluding the effects of FX, interest expense increased $1.5 million or 0.4% and $6.3 million or 0.6% during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily attributable to slightly higher weighted average interest rates, partially offset by lower average outstanding debt balances resulting from the use of a portion of the proceeds from the sale of UPC Austria to reduce the indebtedness of certain of our borrowing groups during the third quarter of 2018. For additional information regarding the sale of UPC Austria, see note 4 to our condensed consolidated financial statements. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$(18.4)	$(188.4)	$489.8	$(847.5)
Equity-related derivative instruments:
ITV Collar	76.5	44.2	16.5	154.4
Lionsgate Forward	0.2	(7.3)	12.6	(9.3)
Sumitomo Collar	—	(29.5)	(11.8)	(50.8)
Other	0.2	1.2	2.4	(4.2)
Total equity-related derivative instruments (b)	76.9	8.6	19.7	90.1
Foreign currency forward and option contracts	6.7	(7.5)	20.6	(26.5)
Other	0.3	(0.1)	(0.4)	0.4
Total	$65.5	$(187.4)	$529.7	$(783.5)
_______________

(a)
The results for the 2018 periods are primarily attributable to the net effect of (i) for the nine-month period, net gains associated with changes in the relative value of certain currencies and (ii) net losses associated with changes in certain market interest rates. In addition, the results for the 2018 periods include net losses of $23.9 million and $51.8 million, respectively, resulting from changes in our credit risk valuation adjustments. The losses during the 2017 periods are primarily attributable to the net effect of (a) net losses associated with changes in the relative value of certain currencies and (b) net gains associated with changes in certain market interest rates. In addition, the losses during the 2017 periods include net gains of $25.6 million and $134.6 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$157.9	$(397.0)	$316.7	$(746.8)
U.S. dollar-denominated debt issued by euro functional currency entities	(22.7)	151.8	(156.6)	464.8
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	(56.0)	123.7	(155.3)	320.1
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	16.3	(41.2)	51.6	(111.7)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(1.7)	(9.2)	(7.1)	(91.7)
Other	2.7	12.6	(2.4)	17.0
Total	$96.5	$(159.3)	$46.9	$(148.3)
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions
Investments:
ITV	$(94.5)	$(7.9)	$(71.6)	$(82.9)
Lionsgate	(1.5)	26.9	(44.7)	34.5
ITI Neovision	4.9	(10.3)	11.6	8.1
Casa	(6.6)	(0.4)	(5.4)	5.5
Sumitomo	13.8	62.0	(3.4)	117.7
Other, net	(0.3)	2.1	4.5	(0.9)
Total investments	(84.2)	72.4	(109.0)	82.0
Debt	(15.4)	(32.8)	13.7	(85.0)
Total	$(99.6)	$39.6	$(95.3)	$(3.0)

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $27.7 million and $37.3 million during the three months ended September 30, 2018 and 2017, respectively, and $50.4 million and $136.2 million during the nine months ended September 30, 2018 and 2017, respectively.

The loss during the nine months ended September 30, 2018 is primarily attributable to the net effect of (i) the payment of $38.5 million of redemption premiums (including $19.2 million during the third quarter), (ii) the write-off of $25.0 million of net unamortized deferred financing costs and discounts (including $12.8 million during the third quarter) and (iii) a gain associated with the settlement of the final tranche of the Sumitomo Collar, as described in note 6 to our condensed consolidated financial statements.

The loss during the nine months ended September 30, 2017 is primarily attributable to (i) the payment of $84.8 million of redemption premiums (including $30.7 million during the third quarter) and (ii) the write-off of $52.1 million of net unamortized deferred financing costs, discounts and premiums (including $7.0 million during the third quarter).

For additional information concerning our losses on debt modification and extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	in millions

VodafoneZiggo JV (a)	$(8.5)	$(23.4)	$(98.5)	$(18.2)
Other	(2.6)	(3.4)	(31.4)	(27.9)
Total	$(11.1)	$(26.8)	$(129.9)	$(46.1)
_______________

(a)
Amounts include the net effect of (i) interest income of $14.9 million, $16.9 million, $45.1 million and $47.5 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
	in millions

Revenue	$1,138.1	$1,156.9	$3,468.5	$3,315.5
Adjusted OIBDA	$514.3	$517.8	$1,534.7	$1,448.0
Operating income	$37.1	$92.1	$89.0	$198.2
Non-operating expense (2)	$(133.2)	$(214.7)	$(470.6)	$(385.6)
Net loss	$(74.9)	$(86.5)	$(283.1)	$(132.1)

_______________

(1)	Amounts have been presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

(2)	Includes interest expense of $171.2 million, $165.5 million, $509.4 million and $476.5 million, respectively.

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

Other income, net

We recognized other income, net, of $16.0 million and $9.5 million for the three months ended September 30, 2018 and 2017, respectively, and $32.2 million and $41.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our other income, net, includes interest and dividend income of (i) $2.7 million and $6.5 million during the three-month periods, respectively, and (ii) $9.3 million and $23.9 million during the nine-month periods, respectively. In addition, other income, net, for the 2018 periods includes a $12.5 million gain related to the formation of a joint venture in Belgium, representing the excess of the fair value of our ownership interest in the joint venture over the carrying value of the assets that we contributed.

Income tax expense

We recognized income tax expense of $281.3 million and $61.8 million during the three months ended September 30, 2018 and 2017, respectively.

The income tax expense during the three months ended September 30, 2018 differs from the expected income tax benefit of $21.9 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) an increase in our estimate of the Mandatory Repatriation Tax, (ii) certain permanent differences between the financial and accounting treatment of items associated with investments in subsidiaries and (iii) certain permanent differences between the financial and accounting treatment of interest and other items.

The income tax expense during the three months ended September 30, 2017 differs from the expected income tax benefit of $96.3 million (based on the U.K. blended income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and accounting treatment of items associated with investments in subsidiaries.

We recognized income tax expense of $898.5 million and $212.2 million during the nine months ended September 30, 2018 and 2017, respectively.

The income tax expense during the nine months ended September 30, 2018 differs from the expected income tax benefit of $37.0 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) our estimate of the Mandatory Repatriation Tax and (ii) certain permanent differences between the financial and accounting treatment of items associated with investments in subsidiaries. The net negative impact of these items was partially offset by the net positive impact of a decrease in valuation allowances.

The income tax expense during the nine months ended September 30, 2017 differs from the expected income tax benefit of $284.2 million (based on the U.K. blended income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and accounting treatment of items associated with investments in subsidiaries.

For additional information concerning our income taxes, see note 10 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended September 30, 2018 and 2017, we reported losses from continuing operations of $396.7 million and $561.9 million, respectively, consisting of (i) operating income of $208.6 million and $221.6 million, respectively, (ii) net non-operating expense of $324.0 million and $721.7 million, respectively, and (iii) income tax expense of $281.3 million and $61.8 million, respectively.

During the nine months ended September 30, 2018 and 2017, we reported losses from continuing operations of $1,093.0 million and $1,688.7 million, respectively, consisting of (i) operating income of $592.9 million and $647.0 million, respectively, (ii) net non-operating expense of $787.4 million and $2,123.5 million, respectively, and (iii) income tax expense of $898.5 million and $212.2 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed below under Material Changes in Financial Condition — Capitalization, we expect that we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see Discussion and Analysis of our Consolidated Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Earnings (loss) from discontinued operations, net of taxes

We reported earnings (loss) from discontinued operations, net of taxes, of $324.5 million and ($217.1 million) during the three months ended September 30, 2018 and 2017, respectively, and $792.7 million and ($9.9 million) during the nine months ended September 30, 2018 and 2017, respectively, related to the operations of UPC Austria, the Vodafone Disposal Group and, for the 2017 periods, the LiLAC Group. In addition, we recognized a gain on the sale of UPC Austria of $1,098.1 million during the third quarter of 2018. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests increased $39.2 million and $10.1 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. These increases are primarily attributable to the net effect of improvements in the results of operations of Telenet and the impact of the Split-off Transaction.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$54.6
Unrestricted subsidiaries (b)	741.1
Total Liberty Global and unrestricted subsidiaries	795.7
Borrowing groups (c):
Telenet	96.2
Virgin Media (d)	42.6
UPC Holding	14.7
Total borrowing groups	153.5
Total cash and cash equivalents	$949.2
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $54.6 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $741.1 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at September 30, 2018. Our remaining cash and cash equivalents of $153.5 million at September 30, 2018 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2018, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iii) principal and interest payments received with respect to the VodafoneZiggo JV Receivable and (iv) cash received with respect to transition services provided to the VodafoneZiggo JV and Liberty Latin America.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the disposition of UPC Austria and the pending disposition of the Vodafone Disposal Group, see note 4 to our condensed consolidated financial statements. For information regarding a dividend payment made by Telenet subsequent to September 30, 2018, see note 11 to our condensed consolidated financial statements.

At September 30, 2018, our consolidated cash and cash equivalents balance included $865.6 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis, our expectations with respect to our corporate liquidity requirements and our preliminary assessment of the 2017 U.S. Tax Act, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan) and (iii) principal payments on the ITV Collar Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $12.6 billion at September 30, 2018 with varying maturity dates). For information regarding our commitments and contingencies, see note 15 to our condensed consolidated financial statements.

During the nine months ended September 30, 2018, the aggregate amount of our share repurchases was $1,683.4 million, including direct acquisition costs. In July 2018, our board of directors authorized an additional $500.0 million of share repurchases through July 2019. At September 30, 2018, the remaining amount authorized for share repurchases was $891.0 million.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2018, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 15 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our September 30, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2018 was 5.1x. In addition, the ratio of our September 30, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2018 was 4.9x. Consistent with how we calculate our leverage ratios under our debt agreements, these ratios are presented on a basis that includes the debt and Adjusted OIBDA of both our continuing and discontinued operations, but excludes the Adjusted OIBDA of UPC Austria.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of Virgin Media were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2018, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2018, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $29.9 billion, including $3.5 billion that is classified as current in our condensed consolidated balance sheet and $22.2 billion that is not due until 2024 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2018. For additional information concerning our debt maturities, see note 9 to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at September 30, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	Nine months ended
	September 30,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$2,730.1	$2,462.5	$267.6
Net cash provided by investing activities	790.8	1,032.5	(241.7)
Net cash used by financing activities	(5,426.3)	(3,600.9)	(1,825.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(31.8)	105.9	(137.7)
Net change in cash and cash equivalents and restricted cash	$(1,937.2)	$—	$(1,937.2)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted OIBDA and related working capital items, (ii) a decrease in cash provided due to higher cash payments related to derivative instruments and (iii) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. The decrease in net cash provided by our investing activities is primarily attributable to the net effect of (i) an increase in cash provided of $2,061.2 million in connection with net proceeds received from the sale of UPC Austria, (ii) a decrease in cash provided of $1,569.4 million related to distributions received from affiliates during the 2017 period, (iii) a decrease in cash provided of $845.3 million associated with the equalization payment received during the 2017 period in connection with the completion of the VodafoneZiggo JV Transaction, (iv) an increase in cash provided of $359.2 million associated with lower cash paid in connection with acquisitions and (v) a decrease in cash provided of $292.2 million due to higher capital expenditures. Capital expenditures increased from $850.7 million during the first nine months of 2017 to $1,142.9 million during the first nine months of 2018 due to (a) a decrease in proceeds received for transfers to related parties, (b) an increase in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (c) an increase resulting from FX.

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

	Nine months ended September 30,
	2018	2017
	in millions

Property and equipment additions	$2,741.7	$2,657.9
Assets acquired under capital-related vendor financing arrangements	(1,659.2)	(1,740.2)
Assets acquired under capital leases	(68.1)	(128.4)
Changes in current liabilities related to capital expenditures	128.5	61.4
Capital expenditures, net	$1,142.9	$850.7

Capital expenditures, net:
Third-party payments	$1,216.1	$1,139.5
Proceeds received for transfers to related parties (a)	(73.2)	(288.8)
Total capital expenditures, net	$1,142.9	$850.7
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The increase in our property and equipment additions during the nine months ended September 30, 2018 is primarily due to (i) an increase due to FX and (ii) an increase in local currency expenditures of our subsidiaries, primarily due to the net effect of (a) a decrease in expenditures for new build and upgrade projects, (b) an increase in expenditures to support new customer products and operational efficiency initiatives, (c) an increase in expenditures for the purchase and installation of customer premises equipment and (d) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $3,118.6 million related to higher net repayments and repurchases of debt and capital lease obligations, (ii) a decrease in cash used of $931.9 million due to lower repurchases of Liberty Global ordinary shares, (iii) a decrease in cash used of $186.5 million due to higher cash receipts related to derivative instruments and (iv) a decrease in cash used of $162.6 million related to VAT paid on behalf of the VodafoneZiggo JV during the 2017 period.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2018	2017 (a)
	in millions

Net cash provided by operating activities of our continuing operations (b)	$2,730.1	$2,462.5
Cash payments for direct acquisition and disposition costs	14.0	6.9
Expenses financed by an intermediary (c)	1,423.8	952.6
Capital expenditures, net	(1,142.9)	(850.7)
Principal payments on amounts financed by vendors and intermediaries	(3,923.6)	(2,341.0)
Principal payments on certain capital leases	(64.0)	(63.8)
Adjusted free cash flow	$(962.6)	$166.5
_______________

(a)	Adjusted free cash flow for the nine months ended September 30, 2017 has been restated to reflect our January 1, 2018 adoption of ASU 2016-18.

(b)
Amounts include interest payments related to debt that has been or may be repaid in connection with the completion of the dispositions of UPC Austria and the Vodafone Disposal Group. These interest payments have not been allocated to discontinued operations.

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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2018:

	Payments due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
	in millions

Debt (excluding interest)	$960.3	$2,478.9	$267.7	$2,358.3	$727.6	$465.1	$21,940.6	$29,198.5
Capital leases (excluding interest)	29.7	82.1	74.9	71.5	73.3	75.6	256.1	663.2
Network and connectivity commitments	274.2	361.0	288.5	252.0	65.5	49.1	783.3	2,073.6
Programming commitments	254.8	872.3	551.3	274.6	44.0	14.5	46.1	2,057.6
Purchase commitments	431.0	311.0	186.5	49.9	21.2	17.5	38.5	1,055.6
Operating leases	35.8	110.7	80.1	61.2	48.4	41.4	155.2	532.8
Other commitments	10.0	19.2	2.8	0.4	0.2	—	—	32.6
Total (a)	$1,995.8	$4,235.2	$1,451.8	$3,067.9	$980.2	$663.2	$23,219.8	$35,613.9
Projected cash interest payments on debt and capital lease obligations (b)	$176.0	$1,250.7	$1,318.6	$1,271.2	$1,202.6	$1,167.9	$3,417.7	$9,804.7
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2018 condensed consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($622.5 million at September 30, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 9 to our condensed consolidated financial statements. For information concerning our commitments, see note 15 to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2018 and 2017, see note 6 to our condensed consolidated financial statements.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2018.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2018.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2018, $406.1 million or 42.8%, $264.7 million or 27.9%, and $230.3 million or 24.3% of our consolidated cash balances were denominated in U.S. dollars, euros and British pounds sterling, respectively.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. For information regarding our use of derivative instruments to manage our foreign currency exchange rate risk, see note 6 to our condensed consolidated financial statements.

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2018	December 31, 2017
Spot rates:
Euro	0.8610	0.8318
British pound sterling	0.7668	0.7394
Swiss franc	0.9764	0.9736
Hungarian forint	278.60	258.41
Polish zloty	3.6875	3.4730
Czech koruna	22.197	21.243
Romanian lei	4.0081	3.8830

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Average rates:
Euro	0.8598	0.8514	0.8374	0.8979
British pound sterling	0.7674	0.7643	0.7405	0.7845
Swiss franc	0.9836	0.9629	0.9722	0.9839
Hungarian forint	278.67	260.96	265.96	277.57
Polish zloty	3.7004	3.6255	3.5588	3.8377
Czech koruna	22.115	22.217	21.421	23.902
Romanian lei	3.9951	3.9018	3.8960	4.0944

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

Weighted Average Variable Interest Rate. At September 30, 2018, the outstanding principal amount of our variable-rate indebtedness aggregated $10.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.2%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $54.5 million. As discussed above and in note 6 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2018, an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £571 million ($745 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €466 million ($541 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €275 million ($319 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €91 million ($106 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €278 million ($323 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency, interest rate cap and swap contracts by approximately €81 million ($94 million).

ITV Collar

Holding all other factors constant, at September 30, 2018, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £62 million ($81 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of September 30, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2018
		2019	2020	2021	2022	2023	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(294.2)	$90.5	$(98.0)	$(76.4)	$(97.5)	$(116.3)	$(137.4)	$(729.3)
Principal-related (b)	(0.7)	5.9	61.0	(153.1)	(241.2)	(151.1)	(660.2)	(1,139.4)
Other (c)	—	—	20.8	29.9	(31.3)	(388.0)	(141.7)	(510.3)
Total	$(294.9)	$96.4	$(16.2)	$(199.6)	$(370.0)	$(655.4)	$(939.3)	$(2,379.0)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2018. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2018 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended September 30, 2018:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2018 through July 31, 2018:
Class A	830,000	$29.07	830,000	(b)
Class C	3,745,400	$27.32	3,745,400	(b)
August 1, 2018 through August 31, 2018:
Class A	2,231,100	$27.18	2,231,100	(b)
Class C	3,280,200	$26.84	3,280,200	(b)
September 1, 2018 through September 30, 2018:
Class C	4,421,000	$27.09	4,421,000	(b)
Total — July 1, 2018 through September 30, 2018:
Class A	3,061,100	$27.74	3,061,100	(b)
Class C	11,446,600	$27.10	11,446,600	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs and the effects of derivative instruments, where applicable.

(b)	At September 30, 2018, the remaining amount authorized for share repurchases was $891.0 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1
Additional Facility AN2 Accession Agreement dated August 8, 2018, and entered into between, among others Telenet Financing USD LLC as Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed August 29, 2018 (File No. 001-35961) (the August 2018 8-K/A)).

4.2
Additional Facility AO2 Accession Agreement dated August 8, 2018 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the August 2018 8-K/A).

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

LIBERTY GLOBAL PLC

Dated:	November 7, 2018	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 7, 2018	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer