Form 10-K
period 2018-12-31
Liberty Global plc
filed 2019-02-27
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $22.9 billion.
The number of outstanding ordinary shares of Liberty Global plc as of February 13, 2019 was: 204,483,313 shares of class A ordinary shares, 11,099,593 shares of class B ordinary shares and 526,521,570 shares of class C ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2019 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL PLC
2018 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS

Who We Are
We are Liberty Global plc (Liberty Global), an international television and broadband company. We are focused on building a strong convergence of fixed and mobile communication opportunities and we are constantly striving to enhance and simplify our customers’ lives through quality services and products that give them the freedom to connect, converse, work and be entertained anytime, anywhere they choose.

Liberty Global has consolidated operations in 10 European countries serving 21.2 million customers in Europe at December 31, 2018. Our primary business operations are listed below, all of which we consolidate, with the exception of the VodafoneZiggo JV (defined below). As described below, our operations in Germany, Hungary, Romania and the Czech Republic, as well as our DTH (defined below) operations, were held for sale at December 31, 2018. In addition, we recently entered into an agreement to sell our operations in Switzerland as stated below.

Brand	Entity	Location	Ownership
	Virgin Media	United Kingdom & Ireland	100.0%
	Unitymedia	Germany	100.0%
	Telenet	Belgium & Luxembourg	59.7%
	UPC Holding	Switzerland, Poland, Hungary, Romania, Czech Republic, Slovakia	100.0%
	VodafoneZiggo	Netherlands	50.0%
General Development of Business
As a result of a series of mergers that were completed on June 7, 2013, Liberty Global became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (the predecessor to Liberty Global) and Virgin Media Inc. (Virgin Media). In the following text, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries. Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2018, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2018.
Expansion and Acquisitions

We have expanded our broadband footprint through new build projects and strategically selected acquisitions. Our new build projects consist of network extension programs pursuant to which we connect additional homes and businesses to our broadband communications network (Network Extensions). Our investment in Network Extensions is critical not only for our business to grow, but also for the countries and communities in which we operate. The Network Extensions, together with upgrades to our existing networks and next generation customer premises equipment, provide our customers the means to enter the gigaworld society. During 2018, through our Network Extensions, our continuing operations connected approximately 657,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 481,000 residential and commercial premises connected by Virgin Media in the United Kingdom (U.K.), and Ireland. We expect to continue the Network Extensions in 2019. Depending on a variety of factors, however, including the financial and operations results of our new build programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

•
On May 16, 2016, we acquired Cable & Wireless Communications Limited (C&W), a provider of telecommunication services, including mobile and high-speed broadband, focused in Latin America and the Caribbean. In connection with the Split-off Transaction referenced below under —Dispositions, we transferred C&W to Liberty Latin America Ltd. (Liberty Latin America).

•	On February 11, 2016, Telenet acquired BASE Company N.V. (BASE), the third-largest mobile network operator in Belgium.

•
On June 3, 2015, we acquired, together with investment funds affiliated with Searchlight Capital Partners, L.P., Choice Cable TV, a cable and broadband services provider in Puerto Rico, which was integrated into the operations of Liberty Cablevision of Puerto Rico LLC. In connection with the Split-off Transaction referenced below under —Dispositions, we transferred Liberty Cablevision of Puerto Rico LLC to Liberty Latin America.

•
In November 2014, we gained control of Ziggo Holding B.V. (Ziggo), a provider of video, broadband internet, fixed-line telephony and mobile services in the Netherlands, and integrated Ziggo into our Netherlands broadband operations. This business was contributed to form the VodafoneZiggo JV (defined below), a 50:50 joint venture, on December 31, 2016.

For additional information on our acquisitions see note 5 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K. In addition, we have completed various other smaller acquisitions in the normal course of business.
Dispositions

We have completed the following dispositions during the past five years:

•
On July 31, 2018, we completed the sale of our Austrian operations (UPC Austria) to Deutsche Telekom AG (Deutsche Telekom). In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions.

•
On December 29, 2017, we effected the split-off of our LiLAC Group by distributing 100% of the common shares of Liberty Latin America to holders of our then LiLAC ordinary shares. The “LiLAC Group” consisted of our businesses, assets and liabilities in Latin America and the Caribbean, including C&W, VTR.com SpA, a 60% interest in Liberty Cablevision of Puerto Rico LLC and related cash and cash equivalents and indebtedness. Following such distribution, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights) and subsequently canceled. Also, Liberty Latin America became a separate publicly traded company.

•
On December 31, 2016, our company and Vodafone Group Plc (Vodafone) contributed our respective operations in the Netherlands to VodafoneZiggo Group Holding B.V., a 50:50 joint venture (referred to herein as the VodafoneZiggo JV). We treat the VodafoneZiggo JV as an equity investment.

•	On January 31, 2014, we sold substantially all of our programming interest held through Chellomedia B.V.
For additional information on our more recent dispositions, see note 6 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K. We have also completed various other smaller dispositions in the normal course of business and as required by regulatory authorities in connection with approving the BASE and Ziggo acquisitions.

Pending Dispositions

On May 9, 2018, we reached an agreement (the Vodafone Agreement) to sell our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The cash proceeds that we receive from the transaction will be calculated on the basis of the agreed enterprise value adjusted for the net debt and working capital of such businesses as of the closing date of the transaction, as well as other post-closing adjustments. Based on the net debt and working capital of such businesses as of December 31, 2017, the cash proceeds would be approximately €10.6 billion ($12.1 billion). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” As a result of the Vodafone Agreement, the Vodafone Disposal Group is presented as discontinued operations in our consolidated financial statements for all periods. Unless otherwise noted, the below discussion of our business focuses on our continuing operations.
Closing of the transaction is subject to various conditions, including regulatory approval, which we expect will be obtained in mid-2019. The Vodafone Agreement contains certain termination rights for both our company and Vodafone, including if closing has not occurred by November 9, 2019, or May 9, 2020, in certain limited circumstances. If the Vodafone Agreement terminates because the condition to obtain antitrust approval is not met, Vodafone has agreed to pay us a compensatory payment of €250.0 million ($286.3 million). In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions.
In addition to the Vodafone Agreement, we recently entered into an agreement to sell our direct-to-home satellite (DTH) operations, which serves customers in Hungary, the Czech Republic, Slovakia and Romania (UPC DTH). This transaction is expected to close in the first half of 2019, subject to regulatory approval.

On February 27, 2019, we entered into an agreement to sell our broadband operations in Switzerland (UPC Switzerland) to Sunrise Communications Group AG (Sunrise). Closing of this transaction is subject to regulatory approval, which is expected prior to year-end 2019, and approval by shareholders of Sunrise with respect to an associated capital increase.

For additional information on the above pending dispositions, see notes 6 and 21 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K. For information on the operations of the Vodafone Disposal Group, see Narrative Description of Business—Discontinued Operations below.

Equity Transactions

Pursuant to our share repurchase programs authorized by our board of directors, we have repurchased a significant amount of our shares since our inception in 2005. During 2018, our share repurchases were:

Title of shares	Number of shares	Average price paid per share*	Aggregate purchase price*
			in millions

Liberty Global Class A	15,649,900	$29.67	$464.4
Liberty Global Class C	54,211,059	$28.51	$1,545.6
_______________

* Includes direct acquisition costs.
At December 31, 2018, the remaining amount authorized for share repurchases was $566.2 million. For a further description of our share repurchases, see note 13 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

Forward Looking Statements
Certain statements in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies in 2019, our property and equipment additions in 2019 (including with respect to Network Extensions), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions (including the pending dispositions of the Vodafone Disposal Group and UPC Switzerland) and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

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

Narrative Description of Business
We are a leading international telecommunications company with a commitment to providing our customers the “best in class” communications and entertainment services. These services are delivered to our residential and business customers over our networks and include video, broadband internet, telephony and mobile services. We deliver mobile services over our own networks and through third-party networks as MVNOs. We design our services to enable our customers to access the digital world on their own terms and at their own pace. In most of our footprint, the core of our offer is “triple-play”, which we use to describe bundled services of digital video, internet and telephony in one subscription. We are enhancing this offer by expanding our services to include mobile services for a “quad-play” or fixed-mobile convergence service in most of our markets. Available service offerings depend on the bandwidth capacity of a particular system and whether it has been upgraded for two-way communications. In certain markets, we also offer video services through fiber-to-the-home (FTTH) networks.
Our continuing operations provide residential and business telecommunication services in the U.K. and Ireland through Virgin Media, Belgium through Telenet, and Switzerland, Poland and Slovakia through our subsidiary UPC Holding B.V. (UPC Holding). In terms of video subscribers, we operate the largest cable network in each of these countries. We also have investments in the VodafoneZiggo JV, which operates the largest cable network in the Netherlands, and in various content businesses. In addition, we currently own and manage the operations of the Vodafone Disposal Group, consisting of television and broadband services in Germany through Unitymedia GmbH (Unitymedia) and in Romania, Hungary and the Czech Republic through UPC Holding, and the DTH operations under UPC DTH.
A breakdown of our revenue by major category for our consolidated reportable segments appears in note 19 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
In connecting our customers through our telecommunication services, we recognize that we are a global corporate citizen and that we play a role in addressing the environmental impacts generated through our business. By seeking to address these issues, we strengthen our company and positively influence the communities in which we operate. This includes enhancing the energy efficiency of all our operations, with a focus on energy use, carbon emissions and management of electronic waste. We also recognize that coding skills are essential to our industry and other technology-based jobs of the future. As a result, we have partnered with the CoderDojo Foundation, a global community of free coding clubs for children age 7-17. Our support for CoderDojo is enabling the next generation of creators, improving their long-term career prospects. We are also working with European Schoolnet to raise awareness of teachers on educational resources available for them to help address online issues teenagers are facing. Corporate responsibility is a key part of our business.

Liberty Global Statistics

The following tables present certain operating data as of December 31, 2018, with respect to the networks of our consolidated subsidiaries. The following tables reflect 100% of the data applicable to each of our subsidiaries regardless of our ownership percentage. Percentages are rounded to the nearest whole number.

Consolidated Operating Data - December 31, 2018

	Homes Passed (1)	Two-way Homes Passed (2)	Cable Customer Relationships (3)	Total RGUs (4)	Video
					Basic Video Subscribers (5)	Enhanced Video Subscribers (6)	DTH Subscribers (7)	Total Video	Internet Subscribers (8)	Telephony Subscribers (9)	Mobile Subscribers (10)

Continuing operations:
United Kingdom	14,417,300	14,410,300	5,509,400	13,667,800	—	3,872,000	—	3,872,000	5,224,600	4,571,200	3,039,500
Belgium	3,350,700	3,350,700	2,115,000	4,853,800	201,200	1,738,700	—	1,939,900	1,657,800	1,256,100	2,731,000
Switzerland (11)	2,338,200	2,338,200	1,115,800	2,302,900	437,200	645,800	—	1,083,000	700,300	519,600	146,300
Ireland	923,000	890,500	437,200	999,100	4,500	266,600	—	271,100	375,700	352,300	81,500
Poland	3,463,800	3,408,900	1,447,800	3,052,700	180,500	1,042,700	—	1,223,200	1,175,200	654,300	3,200
Slovakia	613,900	599,100	194,100	391,200	27,700	142,300	—	170,000	136,800	84,400	—
Total continuing operations	25,106,900	24,997,700	10,819,300	25,267,500	851,100	7,708,100	—	8,559,200	9,270,400	7,437,900	6,001,500

Discontinued operations:
Germany	13,136,200	13,060,200	7,175,900	13,279,300	4,675,500	1,607,500	—	6,283,000	3,615,500	3,380,800	283,300
Romania	3,153,800	3,118,000	965,900	2,086,300	222,000	698,600	—	920,600	592,400	573,300	—
Hungary	1,828,000	1,810,600	862,900	2,063,400	68,300	623,600	—	691,900	694,400	677,100	109,900
Czech Republic	1,549,100	1,529,300	616,400	1,239,600	170,300	369,200	—	539,500	506,100	194,000	—
DTH	—	—	780,800	803,200	—	—	780,800	780,800	11,200	11,200	—
Total discontinued operations	19,667,100	19,518,100	10,401,900	19,471,800	5,136,100	3,298,900	780,800	9,215,800	5,419,600	4,836,400	393,200

__________________

(1)
Homes Passed are homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant, except for DTH homes. Certain of our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. We do not count homes passed for DTH. Due to the fact that we do not own the partner networks (defined below) used in Switzerland (see note 10 below), we do not report homes passed for Switzerland’s partner networks.

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

(4)
RGU is separately a Basic Video Subscriber, Enhanced Video Subscriber, DTH Subscriber, Internet Subscriber or Telephony Subscriber (each as defined and described below). A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our U.K. market subscribed to our enhanced video service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Basic Video, Enhanced Video, DTH, Internet and Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our December 31, 2018 RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.

(5)
Basic Video Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network either via an analog video signal or via a digital video signal without subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Encryption-enabling technology includes smart cards, or other integrated or virtual technologies that we use to provide our enhanced service offerings. We count RGUs on a unique premises basis. In other words, a subscriber with multiple outlets in one premises is counted as one RGU and a subscriber with two homes and a subscription to our video service at each home is counted as two RGUs. In Europe, we have approximately 194,600 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.

(6)
Enhanced Video Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network or through a partner network via a digital video signal while subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Enhanced Video Subscribers are counted on a unique premises basis. For example, a subscriber with one or more set-top boxes that receives our video service in one premises is generally counted as just one subscriber. An Enhanced Video Subscriber is not counted as a Basic Video Subscriber. As we migrate customers from basic to enhanced video services, we report a decrease in our Basic Video Subscribers equal to the increase in our Enhanced Video Subscribers. Subscribers to enhanced video services provided by our operations in Switzerland over partner networks receive basic video services from the partner networks as opposed to our operations.

(7)	DTH Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video programming broadcast directly via a geosynchronous satellite.

(8)
Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. In Switzerland, we offer a 2 Mbps internet service to our Basic and Enhanced Video Subscribers without an incremental recurring fee. Our Internet Subscribers in Switzerland include 76,300 subscribers who have requested and received this service.

(9)
Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. In Switzerland, we offer a basic phone service to our Basic and Enhanced Video Subscribers without an incremental recurring fee. Our Telephony Subscribers in Switzerland include 149,500 subscribers who have requested and received this service.

(10)
Pursuant to service agreements, Switzerland offers enhanced video, broadband internet and telephony services over networks owned by third-party cable operators (“partner networks”). A partner network RGU is only recognized if there is a direct billing relationship with the customer. At December 31, 2018, Switzerland’s partner networks account for 126,200 Customer Relationships, 298,400 RGUs, 107,000 Enhanced Video Subscribers, 109,000 Internet Subscribers, and 82,400 Telephony Subscribers.

(11)
Our Mobile Subscriber count represents the number of active subscriber identification module (SIM) cards in service rather than services provided. For example, if a Mobile Subscriber has both a data and voice plan on a smartphone this would equate to one Mobile

Subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop (via a dongle) would be counted as two Mobile Subscribers. Customers who do not pay a recurring monthly fee are excluded from our Mobile Subscriber counts after periods of inactivity ranging from 30 to 90 days, based on industry standards within the respective country. In a number of countries, our Mobile Subscribers receive mobile services pursuant to prepaid contracts. As of December 31, 2018, our Mobile Subscriber count included 489,400 and 376,700 prepaid Mobile Subscribers in Belgium and the U.K., respectively.
Additional General Notes to Table:
Most of our broadband communications subsidiaries provide telephony, broadband internet, data, video or other business services. Certain of our business service revenue is derived from small or home office (SOHO) subscribers that pay a premium price to receive enhanced service levels along with video, internet or telephony services that are the same or similar to the mass marketed products offered to our residential subscribers. All mass marketed products provided to SOHOs, whether or not accompanied by enhanced service levels and/or premium prices, are included in the respective RGU and customer counts of our broadband communications operations, with only those services provided at premium prices considered to be “SOHO RGUs” or “SOHO customers”. To the extent our existing customers upgrade from a residential product offering to a SOHO product offering, the number of SOHO RGUs or SOHO customers will increase, but there is no impact to our total RGU or customer counts. With the exception of our business SOHO subscribers, we generally do not count customers of business services as customers or RGUs for external reporting purposes.
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

Product Penetration Data (%) - December 31, 2018

	Continuing Operations						Discontinued Operations
	U.K.	Belgium	Switzerland	Ireland	Poland	Slovakia	Germany	Hungary	Romania	Czech Republic

Product Penetration:
Cable television penetration (1)	27	58	46	29	35	28	48	38	29	35
Enhanced video penetration (2)	100	90	60	98	85	84	26	90	76	68
Broadband internet penetration (3)	36	49	30	42	34	23	28	38	19	33
Fixed telephony penetration (3)	32	37	22	40	19	14	26	37	18	13

Double-play penetration (4)	19	21	16	35	33	23	14	14	12	53
Triple-play penetration (4)	64	54	45	47	39	39	35	62	52	24

Fixed-Mobile Convergence penetration (5)	20	41	14	11	—(6)	—	5	11	—	—
__________________

(1)	Percentage of total homes passed that subscribe to cable television services (Basic Video or Enhanced Video).

(2)	Percentage of cable television subscribers (Basic Video and Enhanced Video Subscribers) that are Enhanced Video Subscribers.

(3)	Percentage of two-way homes passed that subscribe to broadband internet or fixed-line telephony services, as applicable.

(4)
Percentage of total customers that subscribe to two services (double-play customers) or three services (triple-play customers) offered by our operations (video, broadband internet and fixed-line telephony).

(5)
Fixed-Mobile Convergence penetration represents the number of customers who subscribe to both our internet service and our postpaid mobile service, divided by the number of customers who subscribe to our internet service.

(6)	Fixed-Mobile Convergence penetration in Poland is less than 1%.

Video, Broadband Internet and Mobile Services - December 31, 2018

	Continuing Operations						Discontinued Operations
	U.K.	Belgium	Switzerland	Ireland	Poland	Slovakia	Germany	Hungary	Romania	Czech Republic

Video services (excluding DTH):
Latest Next Generation Video Platform	TiVo/V6	Digital TV(5)	Horizon/Eos	Horizon	Horizon	Horizon Lite(5)	Horizon	Horizon Lite(5)	Horizon Lite(5)	Horizon/Horizon Lite(5)
Number of Next Generation Video percentage(1)	96	90	32	70	53	64	12	35	17	51
Availability of Replay TV	—	X	X	X	X	X	—	X	X	X

Broadband internet service:
Maximum download speed offered (Mbps)	350	400(4)	500	360(4)	500(4)(6)	500	400(6)	500	500	500
Bandwidth percentage(2):
at least 860 MHz	76	79	100	63	100	99	99	70	98	99
750 MHz to 859 MHz	19	—	—	33	—(8)	—	—	26	—(8)	—(8)
less than 750 MHz	5	21	—	4	—(8)	1	1	4	2	1
Mobile services (in 000’s):
Number of Mobile SIM cards(3)	3,040	2,731	146	81	3(7)	—	283	110	—	—
Prepaid	377	489	—	—	—	—	—	—	—	—
Postpaid	2,663	2,242	146	81	3	—	283	110	—	—
__________________

(1)	Percentage of total cable television subscribers that have next generation video.

(2)	Percentage of total homes passed served by a network with the indicated bandwidth.

(3)	Represents the number of active SIM cards in service. See note 10 to Consolidated Operating Data table above for how these are counted.

(4)	For business customers, speeds of up to: 500 Mbps in Belgium, 400 Mbps in Ireland and 600 Mbps in Poland, are available.

(5)	Refers to an upgraded set-top box system that provides several features of Horizon TV (defined below) in the home.

(6)	Speeds of up to 1 Gbps available in limited areas.

(7)	Limited to legacy subscribers.

(8)	Less than 1%.

Products and Services

Video Services

Our video service is, and continues to be, one of the key foundations of our product offerings in our markets. Our cable operations offer multiple tiers of digital video programming and audio services starting with a basic video service. Subscribers to our basic video service pay a fixed monthly fee and receive digital or analog video channels (including a limited number of high definition (HD) channels) and several digital and analog radio channels and an electronic programming guide. In Poland where our basic digital service is unencrypted, the cost of our digital service is the same cost as the monthly fee of our analog service. In the markets where we encrypt our basic digital service, our digital service is generally offered at an incremental cost equal to or slightly higher than the monthly fee for our basic analog service. We tailor our video services in each country of operation based on programming preferences, culture, demographics and local regulatory requirements.
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
Subscribers to our digital services also receive the channels available through our analog service. We offer limited analog video services in all of our broadband markets, except in the U.K. and Switzerland. In all of our broadband operations, we continue to upgrade our systems to expand our digital services and encourage our analog subscribers to convert to a basic digital or premium digital service.
Discounts to our monthly service fees are available to any subscriber who selects a bundle of two or more of our services (bundled services): video, internet, fixed-line telephony and, in most of our markets, mobile services. Bundled services consist of double-play for two services, triple-play for three services and, where available, quad-play for four services.
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
In 2018, we introduced our latest set top box, often referred to by its project name “Eos”, in Switzerland. The Eos set top box is capable of delivering ultra-high definition 4K and enhanced high dynamic range or HDR video content. It carries the next generation Horizon TV user interface that we call “Horizon 4”. Horizon 4 is a multiscreen platform that combines linear television, VoD and mobile viewing. In addition to the features of Horizon TV, Horizon 4 allows customers to pause a program, series or movie and seamlessly continue watching from where they left off on another device, whether a television, tablet, smart phone or laptop. Customers also have access to cloud storage for up to 2,000 hours of recording, as well as our Repay TV service (described below). Customers can control their Eos set-top box with voice commands using the accompanying remote control. Horizon 4 is marketed under the name “UPC TV” in Switzerland, and it will be launched in other markets over the course of 2019, where it will be marketed under different brand names.
For our Horizon TV and Horizon 4 subscribers, we offer various features and functionalities, including television apps for various online services (such as YouTube, Netflix, social platforms, sports experience, music, news and games). In almost all of our operations, we also offer an online mobile app for viewing on a second screen that is based on our “Horizon Go” platform. Horizon Go is available on mobile devices (iOS, Android and Windows) and via an internet portal and allows video customers to view linear channels, VoD and Replay TV, with a substantial part of this content available outside of the home. In a number of markets, Horizon Go also has a “Download to Go” feature that allows the consumer to take content with them on their device. For Horizon TV and Horizon 4 customers, when in the home the second screen device can act as a remote control. Through Horizon Go, customers have the ability to remotely schedule the recording of a television program on their Horizon TV or Horizon 4 box at home.
We offer Horizon TV in Switzerland, Ireland and Poland. In most of our other European operations, we provide a Horizon TV-like experience through a remotely upgraded version of the software on the customer’s set-top box. After the upgrade, these boxes offer several features of the Horizon TV product. We refer to this upgrade as “Horizon Lite”, although it is locally marketed as Horizon TV, except in Belgium where it is marketed as “Digital TV”. Some of the Horizon TV features are not available on our Horizon Lite systems, such as recommendation-based content and the ability to access video content on other devices in the home. We intend to continue to improve the Horizon TV user experience with new functionality and software updates.
In the U.K., we offer a multimedia home gateway based on the TiVo platform under a strategic partnership agreement with TiVo Inc.  Through the TiVo platform, we offer our U.K. customers a basic set-top box or the Virgin Media V6 box. Both boxes provide television and broadband internet capabilities. Similar to Horizon 4, the Virgin Media V6 box combines ultra high-definition 4K video, including high dynamic range, with improved streaming functionalities and more processing power. The Virgin Media V6 box allows customers to record six channels simultaneously while watching a seventh. Customers can also start watching programming on one television and pick up where they left off on other TiVo boxes in another room or through an app on their smart phones and tablets. Over 50% of our U.K. customers have the Virgin Media V6 box. In addition to the video service on their TiVo gateway device, our customers in the U.K. also have access to a comprehensive internet streaming video service called “Virgin TV Go”. This service, which is available via a mobile app or an internet portal, allows our video customers to stream real-time TV channels and watch VoD content anywhere they have an internet connection. Our enhanced video customers can also download certain on-demand programs to their compatible devices for off-line viewing via the Virgin TV Go app.
In Belgium, Telenet is planning to deploy Horizon 4 in 2019, as well as an enhanced multiscreen service based on Horizon Go. Its current digital video product “Digital TV” functions similar to our Horizon Lite service. Telenet also offers customers access to live TV streaming and various other content sources such as VoD via its “Yelo Play” app, which is available via iOS, Android and Windows smart phones and tablets. Digital TV set-top boxes and Yelo Play offer a Horizon TV-like user interface that allow Telenet's enhanced video customers to remotely manage their DVR, view programs remotely (up to seven days after the original broadcast) and access VoD with a laptop, smart phone or tablet in or out of the home.

One of our key video services is “Replay TV”. Replay TV records virtually all programs across numerous linear channels in the countries where this service is available. The recordings are available up to seven days after the original broadcast. This allows our customers to catch up on their favorite television shows without having to set their DVR or browse separate menus on their set-top boxes. Instead, customers can open the electronic programing guide, scroll back and replay linear programming instantly. Replay TV also allows our customers to replay a television program from the start even while the live broadcast is in progress. Replay TV is one of the most used and appreciated features on our platforms. It is accessible in all of our markets, except in the U.K., through our Horizon services, and in some of our markets also via Horizon Go.

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

Subscribers access our enhanced video service by renting a set-top box with a smart card from our operators, or without a set-top box if a subscriber is only using our basic video service. Where Horizon TV is available, a subscriber to our enhanced video services has the option, for an incremental monthly charge, to upgrade the standard digital set-top box to a Horizon TV box or Horizon 4 for our Switzerland customers (both of which have HD DVR capabilities and other additional features). No set-top box or smart card, however, is required to receive our basic digital services in our unencrypted footprint in Poland. In addition, expanded channel packages and premium channels and services are available for an incremental monthly fee in all of our markets.
WiFi and Internet Services
Connectivity is a building block for vibrant communities. Our fiber-rich broadband network is the backbone of our business and the basis of our connectivity strategy. To meet our customers’ expectations to be seamlessly connected, we are investing in the expansion of our broadband network, mobile and WiFi solutions and customer premises equipment.

Internet speed is of crucial importance to our customers, as they spend more time streaming video and other bandwidth-heavy services on multiple devices. Our extensive broadband network enables us to deliver ultra high-speed internet service across our markets. Our residential subscribers access the internet via cable modems connected to their internet capable devices, or wirelessly via a WiFi gateway device. We offer multiple tiers of broadband internet service ranging from a basic service of 50 Mbps in Slovakia to an ultra high-speed internet service of 500 Mbps in Switzerland, Poland and Slovakia.

The speed of service depends on the location and the tier of service selected. In addition, by leveraging our existing fiber-rich broadband networks and our Network Extensions, we are in position to deliver gigabit services by deploying the next generation DOCSIS 3.1 technology. In 2018, we launched this technology in Warsaw, Poland. Customers in Warsaw may subscribe to our ultra high-speed internet service of 1 Gbps. We intend to expand this technology in additional markets in 2019. By using DOCSIS 3.1, we can extend our download speeds to at least 1 Gbps where deployed. DOCSIS 3.1 technology improves not only our internet speed offers but also to allows for network growth. DOCSIS technology is an international standard that defines the requirements for data transmission over a cable system. Currently, our ultra high-speed internet service is based primarily on DOCSIS 3.0 technology.

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
Our "Connect Box" is a dedicated connectivity device that delivers superior in-home WiFi coverage. It is our next generation WiFi and telephony gateway that enables us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. It has an automatic WiFi optimization function, which selects the best possible wireless frequency at any given time. This gateway can be self-installed and allows customers to customize their home WiFi service. Our Connect Box is available in all our markets and currently over 60% of our customers have a Connect Box. In addition to our markets, we distribute Connect Box to other markets in Europe, Latin America and the Caribbean, connecting almost 12 million homes. Robust wireless connectivity is increasingly important with our customers spending more and more time using bandwidth-heavy services on multiple devices. In Belgium, Switzerland and the U.K., we also offer a connect app that allows our customers to find their best WiFi access. In addition, WiFi boosters are available in all our markets to optimize connectivity. We are also moving forward to bring to market our new Gigabit Connect Box based on DOCSIS 3.1 technology that will provide even better in-home WiFi service to customers.

In all of our markets, we have deployed community WiFi via routers in the home (the Community WiFi), which provides a secure access to the internet for our customers. Community WiFi is enabled by a cable modem WiFi access point (WiFi modem) in the Connect Box, the set-top box or a Horizon box of our internet customers. The Community WiFi is created through the sharing of access to the public channel of our customers’ home wireless routers. The public channel is a separate network from the secure private network used by the customer within the home and is automatically enabled when the WiFi modem is installed. Public WiFi access points (covering train stations, hotels, bars, restaurants and other public places) are also available for no additional cost.

Mobile Services
Mobile services are another key building block for us to provide customers with seamless connectivity. We offer mobile services as an MVNO over third-party networks in the U.K., Switzerland, Ireland and Poland. Following the February 2016 acquisition of BASE, Telenet became a mobile network provider in Belgium. Where appropriate, we will add MVNO arrangements or acquire or partner with mobile service providers with their own networks in all our broadband communication markets.
In Switzerland and Ireland, we provide our mobile telephony services as full MVNOs through partnerships with a third-party mobile network operator in their respective footprints of our country operations. These operations lease the third-party’s radio access network and own the core network, including switching, backbone and interconnections. These arrangements permit us to offer our customers in these markets mobile services without having to build and operate a cellular radio tower network. In 2017, our mobile operations in the U.K. moved from a light MVNO to a full MVNO arrangement due to a revised agreement with the third-party network provider. The migration of our U.K. mobile customers to the full MVNO arrangement is expected to be completed in 2019. In Poland, we provide mobile telephony as a light MVNO to certain legacy subscribers. In this case, we lease the core network as well as the radio access network from a mobile network operator. This arrangement permits our Poland customers to have access to the third-party mobile communications services while we maintain the customer relationship. We plan to launch a new mobile service in Poland as a full MVNO in mid-2019.

Our MVNO partners are:

Country	Partner
U.K.	EE
Switzerland	Swisscom (1)
Ireland	Three (Hutchison)
Poland	Orange/Play
____________
(1) Our Switzerland operations migrated to the Swisscom AG (Swisscom) network the beginning of 2019.

Where mobile services are available, subscribers pay varying monthly fees depending on whether the mobile service is combined with our cable services or includes mobile data services via mobile phones, tablets or laptops. We offer our customers the option to purchase mobile handsets and, in most of our markets, make such purchase pursuant to a contract independent of their mobile services contract. We refer to these arrangements as split contracts. In Belgium, for those subscribers on Telenet’s own network, it is offering more flexible bundles adjusted to customers’ needs so they can use the full capacity of their package, regardless of their appetite to use either more data, minutes or text messages. As a mobile network provider, Telenet also has agreements with other mobile providers to use its mobile network for their mobile offerings.
Our mobile services typically include voice, short message service (or SMS) and internet access. Calls, both within and out of network, incur a charge or are covered under a postpaid monthly service plan. Our mobile services are primarily on a postpaid basis with customers subscribing to services for periods ranging from activation for a SIM-only contract to up to 24 months (or 36 months in the U.K.), with the latter often taken with a subsidized mobile handset. In Belgium and Switzerland, however, our postpaid service is offered without a minimum contract term. In the U.K. and Belgium, we also offer a prepaid service, where the customers pay in advance for a pre-determined amount of airtime or data and generally have no minimum contract term. In almost all of our markets, subscribers to a double- or triple-play bundle receive a discount on their mobile service fee.
Telephony Services
Multi-feature telephony services are available through voice-over-internet-protocol (VoIP) technology in most of our broadband communication markets. In the U.K., we also provide traditional circuit-switched telephony services. We pay interconnect fees to other telephony and internet providers when calls by our subscribers terminate on another network and receive similar fees from providers when calls by their users terminate on our network through interconnection points.
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
Multiple Dwelling Units and Partner Networks
Pursuant to an agreement executed on June 28, 2008 (the PICs Agreement) with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet leases the PICs broadband communications network and, accordingly, makes its services available to all of the homes passed by the cable network owned by the PICs. Telenet has a direct customer relationship with the basic and enhanced video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term capital lease. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of Telenet). For additional information on the PICs Agreement, see note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
For over half of the basic video subscribers of UPC Switzerland, UPC Switzerland maintains billing relationships with landlords or housing associations and provides basic video service to the tenants. The landlord or housing association administers the billing for the basic video service with their tenants and manages service terminations for their rental units. When tenants select triple-play bundles with or without mobile service from UPC Switzerland, they then migrate to a direct billing relationship with us.
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
Investments—VodafoneZiggo JV
We own a 50% interest in the VodafoneZiggo JV, which is a leading Dutch company that provides fixed, mobile and integrated communication and entertainment services to consumers and businesses in the Netherlands. In connection with the formation of the VodafoneZiggo JV, we entered into a shareholders agreement with Vodafone providing for the governance of the VodafoneZiggo JV, including decision-making process, information access, dividend policy and non-compete provisions. It also provides for restrictions on transfer of interests in the VodafoneZiggo JV and exit arrangements. Under the dividend policy, the VodafoneZiggo JV is required to distribute all unrestricted cash to Vodafone and us, subject to minimum cash requirements and financing arrangements. We also entered into a framework agreement with the VodafoneZiggo JV to provide access to each partner’s expertise in the telecommunications business. For additional information on the above agreements, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
The fiber-rich broadband network of the VodafoneZiggo JV passes 7.2 million homes. The VodafoneZiggo JV also offers nationwide mobile coverage. At December 31, 2018, the VodafoneZiggo JV had 9.7 million RGUs of which 3.9 million were video, 3.3 million were fixed broadband internet and 2.5 million were fixed-line telephony. In addition, the VodafoneZiggo JV had 5.0 million mobile (including 0.8 million prepaid) customers. Besides its residential services, the VodafoneZiggo JV offers extensive business services throughout the Netherlands. The operations of the VodafoneZiggo JV are subject to various regulations, which are described below under Regulatory Matters—The Netherlands.
The VodafoneZiggo JV’s customers continue to have access to Horizon TV and its functionalities (marketed as “Ziggo TV”), including Replay TV, the Ziggo Go app, pause live TV and VoD, 400 Mbps nationwide broadband internet and an extensive WiFi Community network. The VodafoneZiggo JV also has its own sports channel, Ziggo Sport, and offers exclusive programming, such as HBO. Approximately 1.2 million customers use the Connect Box for their in-home WiFi service. They also have access to Vodafone’s nationwide long-term evolution wireless service, also called “4G” (referred to herein as LTE) services, under either a prepaid or postpaid service plan. The VodafoneZiggo JV provides its mobile services under various licenses. The license for its 3G services expires in 2020. The bandwidth under this license will be re-auctioned in late 2019. With its mobile services, the VodafoneZiggo JV is able to offer quad-play bundles and converged services to its residential and business customers.

For all its services, the VodafoneZiggo JV competes primarily with the provision of similar services from the incumbent telecommunications operator Koninklijke KPN N.V. (KPN). KPN offers (1) internet protocol television (IPTV) over fiber optic lines where the fiber is to the home, cabinet, or building or to the node networks (fiber-to-the-home/-cabinet/-building/-node is referred to herein as FTTx) and through broadband internet connections using digital subscriber lines (DSL) or very high-speed DSL technology (VDSL) or an enhancement to VDSL called “vectoring”, (2) digital terrestrial television (DTT), and (3) LTE services. Where KPN has enhanced its VDSL system, it offers broadband internet with download speeds of up to 200 Mbps and on its FTTx networks, it offers download speeds of up to 500 Mbps. Its ability to offer a bundled triple-play of video, broadband internet and telephony services and fixed-mobile convergence services creates significant competitive pressure on the VodafoneZiggo JV’s operations, including the pricing and bundling of its video products. KPN’s video services include many of the interactive features that the VodafoneZiggo JV offers its subscribers, including pausing live TV, replay and third party apps. Portions of the VodafoneZiggo JV’s network have been overbuilt by KPN’s and other providers’ FTTx networks and expansion of these networks is expected to continue. Another significant competitor is the Netherlands operations of Deutsche Telekom.
Discontinued Operations
We currently own and manage the Vodafone Disposal Group operations (Germany, Hungary, Romania and the Czech Republic). On May 9, 2018, we entered into an agreement with Vodafone pursuant to which Vodafone would acquire the Vodafone Disposal Group, subject to various conditions. We expect the disposition of the Vodafone Disposal Group to be completed in mid-2019 and, accordingly, we have reported it as discontinued operations for financial reporting purposes. Below is a description of the Vodafone Disposal Group business in 2018.
The Vodafone Disposal Group consists of, in terms of video subscribers, the largest cable network in each of the Czech Republic and Hungary and the second largest cable network in each of Germany and Romania. In each of these operations, the core offer is triple-play services. Customers who subscribe to triple play services or double-play services receive a discount to their monthly service fees. The broadband network of the Vodafone Disposal Group passes 19.7 million homes. The operations in Germany and Hungary also offer mobile services. In addition to the residential services, each of the operations in the Vodafone Disposal Group offers business services in their respective countries.
The Vodafone Disposal Group cable operations offer multiple tiers of digital video programming and audio services starting with a basic video service. In each market, the basic digital service is unencrypted. Extended digital tiers are available for an additional monthly charge and include additional video and radio channels, including those in the basic tier services, and additional HD channels. Vodafone Disposal Group customers have access to Horizon TV or Horizons Lite, depending on location, Horizon Go and, except in Germany, Replay TV. The operations have an extensive WiFi Community network, and the maximum broadband speeds available are 400 Mbps in Germany and 500Mbps in the other countries. In addition, up to 1 Gbps is available in select cities of Germany. Through MVNO arrangements, customers in Germany and Hungary have access to LTE services and postpaid service plans. With these mobile services, the German and Hungarian operations are able to offer quad-play bundles and converged services to residential and business customers.
Approximately two-thirds of Unitymedia’s video customers are in multiple dwelling units where Unitymedia has the billing relationship with the landlord or housing association or with a third-party (Professional Operator) that operates and administers the in-building network on behalf of housing associations. Many of these agreements, such as the one with Tele Columbus Multimedia GmbH, allow Unitymedia to market its digital video, broadband internet and fixed-line telephony services directly to the Professional Operator’s subscriber base. Professional Operators may procure the basic video signals from Unitymedia at volume-based discounts and will generally resell them to housing associations with whom the operator maintains the customer relationship.
Unitymedia has entered into various long-term agreements with the incumbent telecommunications operator, Deutsche Telekom for the lease of cable duct space and hubs, as well as use of fiber optic transmission systems, towers and facility space. In addition, Unitymedia purchases a portion of the electricity required for the operation of its networks through Deutsche Telekom under such agreements. Unitymedia’s ability to offer its broadband communications services to customers is dependent on the agreements with Deutsche Telekom. These agreements are long-term and may only be terminated under certain limited exceptions. Any termination, however, would have a material adverse effect on the operations of Unitymedia. For information on a legal action that Unitymedia commenced against Deutsche Telekom’s affiliate in December 2012 regarding these agreements, see note 18 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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
We closely monitor our network capacity and customer usage. Where necessary, we increase our capacity incrementally, for instance by splitting nodes in our cable network. We also continue to explore improvements to our services and new technologies that will enhance our customer’s connected entertainment experience. These actions include:

•	recapturing bandwidth and optimizing our networks by:

◦	increasing the number of nodes in our markets;

◦	increasing the bandwidth of our hybrid fiber coaxial cable network to 1 GHz;

◦	converting analog channels to digital;

◦	bonding additional DOCSIS 3.0 channels;

◦	replacing copper lines with modern optic fibers; and

◦	using digital compression technologies.

•	freeing spectrum for high-speed internet, VoD and other services by encouraging customers to move from analog to digital services;

•	increasing the efficiency of our networks by moving headend functions (encoding, transcoding and multiplexing) to cloud storage systems;

•	enhancing our network to accommodate business services;

•	using wireless technologies to extend our services outside of the home;

•	offering remote access to our video services through laptops, smart phones and tablets;

•	expanding the availability of Horizon TV and Virgin TV Go, as well as Horizon 4, and related products and developing and introducing online media sharing and streaming or cloud-based video; and

•	testing new technologies.
As stated under General Development of Business—Expansion and Acquisitions above, we are expanding our hybrid fiber coaxial cable network through our Network Extensions. In addition, we are seeking mobile service opportunities where we have established cable networks and expanding our fixed-line networks where we have a strong mobile offering. This will allow us to offer converged fixed-line and mobile services to our customers.
We deliver high-speed data and fixed-line telephony over our broadband network in our markets. The cable networks of our operations in Europe are connected to our “Aorta” backbone. The Aorta backbone is recognized as a Tier 1 Carrier, which permits us to serve our customers through settlement free collaboration with other carriers without the cost of using a third-party network.
In support of our connectivity strategy, we are moving our customers into a gigabit society. Almost all of our broadband networks are already capable of supporting the next generation of ultra high-speed internet service at gigabit speeds. To provide these speeds to our subscribers, we are launching our next generation gateways that will enable DOCSIS 3.1 technology throughout our footprint. The use of DOCSIS 3.1 technology will provide us significantly higher efficiencies on our networks and allow us to offer faster speeds, in-home WiFi and better services. The new gateways and the continued upgrades to our network in the coming years will allow us to maximize high-speed connectivity over our broadband networks and deliver gigabit services in a cost-effective manner. It will also allow us to meet the expectations of our customers for high-speed internet access both in cities and rural areas of our footprint.

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
We license almost all of our programming and on-demand offerings from content providers and third-party rights holders, including broadcasters and cable programming networks. Under our distribution agreements, we generally pay a monthly fee on a per channel or per subscriber basis, with occasional minimum pay guarantees. For on-demand programming, we generally pay a revenue share for transactional VoD and a flat fee for subscription VoD. We generally enter into long-term programming licenses with volume discounts and marketing support. For a majority of our agreements, we seek to include the rights to offer the licensed programming to our customers through multiple delivery platforms and through our apps for smart phones and tablets.
In seeking licenses for content, our primary focus is on partnering with leading international providers, such as Disney, Time Warner (including HBO), Fox, the BBC and Discovery. We also seek to carry in each of our markets key public and private broadcasters and in some markets we acquire local premium programing through select relationships with companies such as Sky plc (Sky) (U.K. and Ireland) and BT Group plc (BT). For our VoD services, we license a variety of programming, including box sets of television series, movies, music, kids and documentaries. In addition, we currently have an arrangement with Netflix Inc. (Netflix) to provide access to Netflix for our customers with premium over-the-top (OTT) services. Through this arrangement, the Netflix content is available via set-top boxes to our video customers across many of our markets. The Netflix app is available to our customers in the U.K., Ireland and Switzerland. It is also available to the VodafoneZiggo JV’s customers.

Exclusive content is another element of our content strategy. To support this approach, we are investing in content assets. We have invested in various content companies, including ITV plc, All3Media Ltd., LionsGate Entertainment, STX, Virgin Media TV (formerly TV3 Group) and De Vijver Media. We are also investing in sports, both as a broadcaster and as a rights owner. We have our own exclusive sports channels, Play Sports in Belgium, and MySports in Switzerland, which UPC Switzerland licenses to other non-competing cable operations in Switzerland. Also, the VodafoneZiggo JV owns Ziggo Sport. The basic Ziggo Sport service is available exclusively to the VodafoneZiggo JV’s customers; however, the premium service is widely available through license arrangements.

In addition, we are commissioning our own exclusive drama series content. Through All3Media Ltd., which we own jointly with Discovery Communications Inc., we are co-producing television series for several of our markets. The first of these series, The Feed, is expected to be released in 2019. In addition, we have produced the Swiss sitcom Fassler-Kunz, the Swiss series Im Heimatland and the original Belgium series Chaussée d'Amour with local production companies. With LionsGate Entertainment, we are a partner in the production of a new spy thriller series The Rook. For each of these programs, the content will be available on demand to our customers.

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

Software Licenses. We license software products, including email and security software, and content, such as news feeds, from several suppliers for our internet services. The agreements for these products require us to pay a fee for software licenses and a share of advertising revenue for content licenses. For our TiVo service in the U.K., we have a partnership arrangement where TiVo is the provider of the user interface software for our next generation set-top boxes, which provides converged television and broadband internet capabilities. In 2017, we entered into a multi-year extension of our agreements with Tivo. For our mobile network operations and our fixed-line telephony services, we license software products, such as voicemail, text messaging and caller ID, from a variety of suppliers. For these licenses we seek to enter into long-term contracts, which generally require us to pay based on usage of the services.

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

Competition
All of our businesses operate in highly competitive and rapidly evolving markets. Technological advances and product innovations have increased and are likely to continue to increase, giving customers several options for the provision of their telecommunications services. Our customers want access to high quality telecommunication services that allow for seamless connectivity. Accordingly, our ability to offer converged services (video, internet, fixed telephony and mobile) is a key component of our strategy. In many of our markets, we compete with companies that provide fixed-mobile convergence bundles, as well as companies that are established in one or more communication products and services. Consequently, our businesses face significant competition. In all markets, we seek to differentiate our telecommunication services by focusing on customer service, competitive pricing and offering quality high-speed internet. In this section, we begin with an overview on the competitive nature of the video, broadband internet, and mobile and fixed-line telephony services in our markets, and then provide information on key competitors in our more material markets.
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

Overall, we are experiencing increased convergence as customers look to receive all their media and communication services from one provider. In our largest video markets, our key competitors for the provision of converged services are: BT (U.K.), Proximus NV/SA (Proximus) (Belgium) and Swisscom (Switzerland). Also, as described above under Products and Services—Investments—VodafoneZiggo JV, the key competitor for the VodafoneZiggo JV is KPN. Each of these competitors have extensive resources allowing them to offer competitively priced bundled services. As a result, our ability to offer triple-play or quad-play bundles and fixed-mobile convergence bundles is one of our key strategies to attract and retain customers. We seek to distinguish ourselves through our multimedia gateway services, interactive services (such as Replay TV and VoD), proprietary sports offerings, expanded content offers (for both in and out of the home) and our download speeds.
Portions of our European systems have been overbuilt by FTTx networks and other cable operations. These systems are a significant competitive factor, primarily for our Poland and Slovakia operations. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development (OECD) and internal estimates, parts of our operations in Poland and Slovakia are overbuilt by FTTx networks. Other fiber and cable operators are estimated to have overbuilt approximately 80% of our footprint in Slovakia and 70% of our footprint in Poland. Although we have extensive FTTx overbuild in Switzerland, connectivity to the FTTx network is not available at all locations. In addition, government and quasi-government entities in certain of the countries in which we operate in Europe continue to invest in FTTx networks, creating another source of competition.
In order to achieve download speeds of up to 100 Mbps or greater for customers, incumbent telecommunications operators are adopting VDSL with vectoring and bonding technologies as a more cost efficient solution compared to FTTx initiatives. For example, Swisscom has implemented vectoring in Switzerland. Vectoring is a transmission method that coordinates line signals to reduce crosstalk levels and improve performance. Bonding is a method of taking channels on either DSL or cable plant and bonding those channels together for a higher bandwidth throughput.
Video Distribution
Our video services compete primarily with traditional free-to-air (FTA) broadcast television services, DTH satellite service providers and other fixed-line telecommunications carriers and broadband providers, including incumbent telephony operations offering (1) DTH satellite services, (2) IPTV over broadband internet connections using asymmetric DSL or VDSL or an enhancement to VDSL  called "vectoring", (3) IPTV over FTTx networks or (4) LTE Services. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer. In certain markets, we also compete with other cable providers who have overbuilt portions of our systems. Mobile broadband has gained a noticeable share of video subscribers, which is another competitive factor.

OTT video content aggregators utilizing our or our competitors' high-speed internet connections are also a significant competitive factor, as are other video service providers that overlap our service areas. The OTT video aggregators (such as HBO Now, Amazon Prime and Netflix) offer VoD service for television series and movies, catch-up television and programming from broadcasters. Generally, the content libraries of such services are offered for a monthly fee. Typically these services are available on multiple devices in and out of the home. In some cases, OTT services are provided free-of-charge. To enhance our competitive position, we provide our subscribers with TV everywhere products and premium OTT video services through our online mobile apps, VoD and Replay TV services or our arrangement with Netflix. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.

Our ability to continue to attract and retain customers depends on our continued ability to acquire appealing content and services on acceptable terms and to have such content available on multiple devices and outside the home. Some competitors have obtained long-term exclusive contracts for certain programming, which limits the opportunities for other providers to offer such programs. Other competitors also have obtained long-term exclusive contracts for programs, but our operations have limited access to certain of such programming through select contracts with these companies, including Sky and BT in the U.K. and Ireland. If exclusive content offerings increase through other providers, programming options could be a deciding factor for subscribers on selecting a video service.
Similar to our technological advances to enhance our video services, our competitors are also improving their video platforms with next generation set-top boxes, TV everywhere products and other interactive services. Similarly, VDSL, which is either provided directly by the owner of the network or by a third-party, is a significant part of the competitive environment in many of our markets, as are FTTx networks. In all of our markets, competitive video services are offered by the incumbent telecommunications operator, whose video strategies include IPTV over DSL, VDSL and FTTx networks and, in some cases, DTH and DTT. The ability of incumbent operators to offer the triple-play of video, broadband internet and fixed-line telephony services and, in most countries, a quad-play with mobile services, is exerting competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets are pricing their DTT, IPTV or DTH video packages at a discount to the retail price of the comparable digital cable service.
In our Poland and Slovakia broadband markets, we face intense competition from DTH services. These DTH companies offer aggressively-priced packages of video content and in some cases offer triple-play packages. FTA broadcasters are also significant competitors in these markets. Our cable operations stay competitive by offering enhanced digital services, such as HD channel offerings, Horizon Go and expanded VoD services. These operations have also increased broadband internet speeds in their triple-play bundles to up to 500 Mbps. Promotional discounts are available, particularly on bundled options.
We compete on value by offering advanced digital services, such as DVR functionality, HD, VoD, catch-up television, Replay TV, online mobile apps and multiscreen services and multimedia gateways. We also compete by offering advanced digital features and attractive content packages, as well as bundled services, at reasonable prices. In each of the countries in which we operate, we also tailor our packages to include attractive channel offerings and offer recurring discounts for bundled services and loyalty contracts. In addition, from time to time, we modify our digital channel offerings to improve the quality of our programming. Where mobile voice and data are available, we focus on our converged service offerings at attractive prices. In our other operations, we use the triple-play bundle as a means of driving video, as well as other products where convenience and price can be leveraged across the portfolio of services. We also continue to enhance our Horizon TV product to meet our customers’ desire to view programming anytime and anywhere, such as new applications and expanding its availability in our markets.

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

In this competitive market, Virgin Media is expanding its broadband network and promotes its 4K enabled Virgin Media V6 set-top box in the U.K. In Ireland it offers Horizon TV and its functionalities (marketed as “Virgin TV”). The on-line streaming service Virgin TV Go is available throughout the Virgin Media footprint. Virgin Media customers also have access to third-party apps (e.g. Netflix, YouTube and Starz). In addition, Virgin Media’s ability to include mobile for its U.K. and Ireland customers for a low incremental fee creating a fixed-mobile convergence bundle is a key market offer.

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

In order to compete effectively against alternative providers, Telenet leverages its extensive cable network, the broad acceptance of its basic cable television services and Yelo Play and its additional features, such as HD and DVR functionality, VoD offerings, its Play Sports channel and original programming (e.g. Chaussée d'Amour and De Dag). Telenet is able to offer international, national, regional and local content, including Dutch-language broadcasts, to its subscribers. It is also using mobile services to drive its other products through its converged offerings. In addition, Telenet continues to enhance its Yelo Play app and programming, including extending its rights to the English Premier League through 2019 and the addition of other sports rights.

•
UPC Switzerland. Our main competitor in Switzerland is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL, VDSL and FTTx networks. Swisscom offers VoD services, DVR and replay functionality and HD channels, as well as the functionality to allow remote access to its video services, and has exclusive rights to distribute certain sports programming. Sunrise is also a significant competitor with its fixed-mobile converged bundles. In this saturated market, price competition is a significant factor. To compete effectively in Switzerland, UPC Switzerland is promoting Horizon 4 (marketed as “UPC TV”), as well as Horizon TV, and related family of products together with Replay TV and VoD, giving subscribers the ability to personalize their programming and viewing preferences. UPC Switzerland also has its own exclusive sports channel, My Sports, and aggregates third-party apps (e.g. Netflix and YouTube). It also uses its high-speed internet of up to 50, 200 or 500 Mbps to promote its extended digital tier bundles and offer mobile services.

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
Our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of service, prices and a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our top download internet speeds range from up to 350 Mbps in the U.K. to speeds of up to 500 Mbps available in Switzerland, Slovakia and Poland. In addition, we offer speeds of up to 1 Gbps in parts of Poland. We use our ultra high-speed internet services with access to Community WiFi and competitively priced bundles to encourage customers from other providers to switch to our services. The focus is on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology on our cable systems, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level. With the commercial deployment of our next generation gateways that will enable DOCSIS 3.1 on our cable networks, we plan to further improve our high-speed internet offers.
Across Europe, our key competition in this product market is from the offering of broadband internet products using various DSL-based technologies by the incumbent phone companies and third parties. The introduction of cheaper and ever faster fixed-

line broadband offerings is further increasing the competitive pressure in this market. Wireless broadband services, such as LTE, are also significant competitors using high-speed mobile networks. We are expanding our ultra high-speed services and increasing our download speeds. In most of our markets, we offer our internet service on a standalone basis or through bundled offerings that include video, fixed-line telephony and mobile services. Mobile data is also increasingly important and we are addressing this through our wide range of mobile products, including expanding our LTE service area and offering SIM-only mobile products, as well as expanding our Community WiFi network.

•
Virgin Media. In the U.K., we have a number of significant competitors in the market for broadband internet services, including fixed-line incumbent telecommunications providers. Of these broadband internet providers, BT is the largest, which provides broadband internet access services to both its own retail customers and third-party retail providers over its own DSL network. BT has announced its intention to rollout ultrafast speeds of up to at least 300 Mbps by the end of 2020 to up to 5.7 million premises using G.fast technology, a DSL standard applied over copper local loops. BT has also set out its intention to rollout a FTTx service supporting 1 Gbps to three million homes and businesses by 2020 with a target to cover 10 million homes by 2025. As a result of these objectives, BT has launched a range of ultrafast packages offering speeds of up to 150 Mbps and 300 Mbps, respectively, using a combination of G.fast and FTTx technology, which are currently available to two million U.K. homes.

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

•
Telenet. In the Flanders region of Belgium, Telenet is the leading provider of residential broadband internet services. Telenet’s primary competitor is the DSL service provider Proximus. Proximus is a well-established competitor offering quad-play bundles. Proximus’ DSL and VDSL services provide download speeds up to 100 Mbps. Mobile broadband penetration continues to increase, reaching nearly 80% of the total population by year-end 2017 based on the BIPT 2017 Annual Report. Similar to its video services, Telenet faces competition in the provision of internet services from other providers who have wholesale access to Telenet’s cable network. Through such access, Orange Belgium currently offers its mobile subscribers a dual-play bundle including enhanced video and broadband internet services. In this competitive market, Telenet is using its fixed-mobile converged offers to promote its internet and other services.

•
UPC Switzerland. In Switzerland, Swisscom is the largest provider of broadband internet services, and is UPC Switzerland’s primary competitor. Swisscom internet customers have access to its basic video content free of charge through its internet portal. It is also expanding its FTTx network and rolling out G.fast technology. Swisscom offers download speeds ranging from 40 Mbps to up to 1 Gbps. Swisscom’s internet speeds include 40 Mbps to 100 Mbps on its VDSL network and up to 1 Gbps in areas served by its FTTx network. Swisscom continues to expand its FTTx network to Switzerland households in our footprint, as well as in our partner network footprints. It has built its FTTx network in several cities in cooperation with municipality-owned utility companies and, where no cooperation agreement has been reached, Swisscom is building its own FTTx network. With respect to subscribers on the partner networks, UPC Switzerland competes with other service providers for the contracts to serve these subscribers. In this competitive market, UPC Switzerland increased it introductory speed to 50 Mbps and is promoting its broadband services through its bundled offers.

Mobile and Telephony Services
Consumers are increasingly moving to mobile services. In Belgium, as a mobile network operator, we are one of the larger mobile providers based on number of SIM cards. We also have a growing mobile business in Switzerland and in the U.K. through MVNO arrangements. In our other European markets, however, we currently have minimal mobile presence. In the markets where we are a large mobile provider, we continue to seek additional bandwidth to deliver our wide range of services to our customers and increase our LTE services. Where we are a small mobile provider, we face significant competition from other mobile telephony providers, many of whom offer LTE services and are making significant advances in obtaining customers. In all of our markets competition is intense. We offer various calling plans, such as unlimited network, national or international calling, unlimited off-peak calling and minute packages, including calls to fixed and mobile phones. In addition, we use our bundled offers with our video and ultra high-speed internet services to gain mobile subscribers. Our ability to offer fixed-mobile convergence services is a key driver. In several of our markets we provide converged services, including mobile, fixed-line, broadband and video. We are also exploring opportunities to offer mobile services in our other markets and mobility applications to our other services.

The market for fixed-line telephony services is mature in almost all of our markets. Changes in market share are driven by the combination of price and quality of services provided and the inclusion of telephony services in bundled offerings. Our fixed-line telephony services compete against the incumbent telecommunications operator in the applicable market. In these markets, the operators have substantially more experience in providing fixed-line telephony and mobile services, greater resources to devote to the provision of fixed-line telephony services and long-standing customer relationships. In all of our markets, we also compete with other VoIP operators offering service across broadband lines. OTT telephony is also a competitive factor. In addition, our businesses face competition from other cable telephony providers, FTTx-based providers or other indirect access providers.

Competition in both the residential and business fixed-line telephony markets is extremely competitive due to market trends, the offering of carrier pre-select services, number portability, the replacement of fixed-line with mobile telephony and the growth of VoIP services, as well as continued deregulation of telephony markets and general price competition. Carrier pre-select services allow the end user to choose the voice services of operators other than the incumbent while using the incumbent’s network. Our fixed-line telephony strategy is focused around value leadership, and we position our services as “anytime” or “any destination”. Our portfolio of calling plans include a variety of innovative calling options designed to meet the needs of our subscribers. In many of our markets, we provide product innovation, such as telephone apps that allow customers to make and receive calls from their fixed-line call packages on smart phones. In addition, we offer varying plans to meet customer needs and, similar to our mobile services, we use our telephony bundle options with our digital video and internet services to help promote our telephony services and flat rate offers are standard.

The incumbent telecommunication companies remain our key competitors but mobile operators and other VoIP operators, including ISPs, offering service across broadband lines are also significant competitors in these markets. Due to the maturity of the telephony market, competition is particularly intense in all of our markets with price often the deciding factor. To maintain or increase market share, we and our competitors focus on bundling telephony services with quality broadband offerings and other services. In each of our markets, we face competition with a dominant fixed-line telephony provider, most of which also have competitive mobile offers based on LTE services. In our largest markets, the key dominant telephony providers are BT (UK), Proximus (Belgium) and Swisscom (Switzerland). These telephony competitors are also the largest mobile operators in these markets based on number of SIM cards. These competitors include their mobile products in bundles with fixed-line services. Generally, we expect telephony markets to remain extremely competitive.
Discontinued Operations
The primary competitor of Unitymedia is from FTA television received via satellite. Its primary competition for pay TV services is Deutsche Telekom, the incumbent telecommunications operator. Deutsche Telekom is also a significant competitor for broadband and wireless services. Deutsche Telekom offers competitively-priced bundles, including fixed-mobile convergence. In addition, Vodafone, also a competitor in Germany, bundles its IPTV service with its broadband offerings through Deutsche Telekom’s DSL network under a resell agreement making it a significant competitor in the double-play and triple-play market in Unitymedia’s footprint. It also has expanded its bundle offers to include mobile products. These converged offerings may enable Deutsche Telekom and Vodafone to reduce churn and attract new customers.
The other markets (Hungary, Romania and the Czech Republic) face competition from DTH services. FTA broadcasters are also significant competitors. Significant portions of these markets have been overbuilt by FTTx networks and other cable operators, creating an additional competitive factor. In all the Vodafone Disposal Group markets, competition is intense.
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

Austria, Belgium, Bulgaria, Croatia, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden and the U.K. are the Member States of the E.U. as of December 31, 2018. As such, these countries are required to harmonize certain laws with E.U. rules by transposing directives into their national law. In addition, other types of E.U. rules (or regulations) are directly enforceable in those countries without any implementation at the national level. Certain E.U. rules are also applicable across the European Economic Area, whose Member States are the E.U. Member States (excluding Croatia) as well as Iceland, Liechtenstein and Norway as of December 31, 2018.
On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit”. The terms of Brexit are subject to a negotiation period that could take until March 2019. The potential impacts, if any, of the uncertainty relating to Brexit or the resulting terms of Brexit on the free movement of goods, services, people, data and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear.  In addition, the value of the British pound sterling relative to the U.S. dollar remains at levels that are significantly below pre-Brexit levels. The effects of Brexit could adversely affect our business, results of operations and financial condition. One such area is the E.U. Communication Regulation described below. If a Brexit deal is agreed, the U.K. government has confirmed that it will transpose such regulation. If, however, no Brexit deal is approved, the U.K. Government has indicated that it will implement only the parts that support its policy objectives.
In the broadcasting and communications sectors, there has been extensive E.U.-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the regulatory framework that has been developed by the E.U. Regulation in Switzerland, which is not a Member State of the E.U. and is not part of the European Economic Area, is discussed separately below, as well as regulations in certain Member States in which we face regulatory issues that may have a material impact on our business.
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
E.U. Communications Regulation
The E.U. law that is the primary source of communications regulation in the European Union is the European Electronic Communications Code (the Code). The Code came into effect on December 20, 2018, as part of the Digital Single Market strategy and will need to be transposed into national law by December 21, 2020. Until then, its predecessor, the “Regulatory Framework”, will continue to apply. Although many of the rules under the Regulatory Framework have been included in the Code, there are significant changes required to be implemented by Member States.
The Code, similar to the Regulatory Framework, primarily seeks to develop open markets for communication services within Europe. It harmonizes the rules within the E.U. for the establishment and operation of electronic communication networks, including cable television and traditional telephony networks, and the offer of electronic communication services, such as telephony (including OTT services), internet and, to some degree, television services. The Code also includes a number of provisions aimed at providing incentives to boost private sector investment in very high capacity networks, and stimulating the harmonization of spectrum licensing to encourage investment in mobile networks and will result in more advanced services. The Code does not generally address content matters, including radio and television programming, which are specifically regulated by the Audiovisual Media Services Directive (as defined and described below).
Set forth below are certain key provisions included in the Code. This description is not intended to be a comprehensive or exhaustive description of all regulation in this area.

•
Licensing and Exclusivity. The Code, similar to the Regulatory Framework, requires Member States to abolish exclusivities on communication networks and services in their territory and allow operators into their markets based on a simple registration. The Code sets forth an exhaustive list of conditions that may be imposed on communication networks and services. Possible obligations include, among other things, financial charges for universal service or for the costs of regulation, environmental requirements, data privacy and other consumer protection rules, “must carry” obligations, provision of customer information to law enforcement agencies and access obligations.

•
Significant Market Power. Certain of the obligations allowed by the Code, similar to the Regulatory Framework, apply only to operators or service providers with Significant Market Power (defined below) in a relevant market. For example, the provisions of the Code allow the National Regulatory Authority (NRA) in E.U. Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Code, an operator or service provider will be deemed to have “Significant Market Power” where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers.
As part of the implementation of certain provisions of the Code, each Member State’s NRA is required to analyze certain markets predefined by the European Commission to determine if any operator or service provider has Significant Market Power. The European Commission has currently recommended that there be four such predefined markets, which are subject to periodic review. NRAs may, however, perform analysis of markets not listed in the recommendation, which requires the NRA to prove that additional requirements, the so called three-criteria test, are met.
NRAs might seek to define us as having Significant Market Power, single or jointly with another provider, in any of these predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, an NRA could impose certain conditions on us. Under the Code, the European Commission has the power to veto a finding by an NRA of Significant Market Power (or the absence thereof), which power also applies with respect to market definition, in any market, regardless of whether it is a market predefined by the European Commission or an additional market defined by an NRA. We have been found to have Significant Market Power in certain markets in which we operate and further findings of Significant Market Power are possible.

•
Video Services. The regulation of distribution, but not the content, of television services to the public is harmonized by the Code. Member States are allowed to impose on certain operators under their jurisdiction reasonable must carry obligations for the transmission of specified radio and television broadcast channels. Such obligations are required to be based on clearly defined general interest objectives, be proportionate and be transparent and subject to periodic review. We are subject to must carry regulations in all markets in which we operate. Must carry regulations are significantly different among Member States. In some cases, these obligations go beyond what we believe is allowable under the Code. To date, however, the European Commission has taken very limited steps to enforce E.U. law in this area, leaving must carry obligations intact in certain Member States. We do not expect the European Commission or the Member States to curtail such obligations in the foreseeable future.

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

Broadcasting Law
Although the distribution of video channels by a cable operator is within the scope of the Code, the activities of a broadcaster are harmonized by other elements of E.U. law, in particular the Audiovisual Media Services Directive (AVMS). The AVMS was revised and reissued December 18, 2018 under the Digital Single Market strategy. E.U. Member States must implement the revised AVMS into law by September 19, 2020. The revised AVMS maintained the country of origin principle and European works quota.
Generally, broadcasts originating in and intended for reception within an E.U. Member State must respect the laws of that Member State. Pursuant to the AVMS, however, E.U. Member States are required to allow broadcast signals of broadcasters established in another E.U. Member State to be freely transmitted within their territory, so long as the broadcaster complies with the law of their home state. This is referred to as the country of origin principle. Under the AVMS, the country of origin principle applies also to non-linear services, such as VoD. Accordingly, we could offer our own VoD services across the European Economic Area based on the regulation of the country of origin. As a result, we could have a single regulatory regime for all of our VoD services offered in Europe. In addition, when we offer third-party VoD services on our network, it is the business of the third-party provider of the services, and not us as the distributor, that is regulated in respect of these services.
The AVMS also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. The revised AVMS extended these quotas to linear and non-linear services. Under the AVMS, the providers of these services, including our operations, may be required to contribute financially to the European producers of the programming.
According to the regulation of the European Commission addressing the portability of online audiovisual content services adopted in June 2017 and effective in April 2018, commercial providers of online content services (including OTT service providers) are required to enable subscribers who are temporarily present in any Member State with access and use of online content services in substantially the same manner as in the Member State of residence. We have modified our services to comply with these portability requirements.

Copyright Law
In September 2016, the European Commission proposed a new regulation relating to satellite and cable retransmissions; again, as part of its Digital Single Market strategy. The proposal introduces a new country of origin principle in relation to online content, extends the existing copyright clearance system to other technologies (such as satellite, mobile and IPTV) and extends a similar rights clearance system to directly injected cable channels. Adoption of the proposal is expected in mid-2019. Once adopted, Member States will be required to transpose this retransmission proposal into national law within 24 months.

Other European Level Regulation
In addition to the industry-specific regimes discussed above, our operating companies must comply with both specific and general legislation concerning, among other matters, data retention and electronic commerce. On May 25, 2018, the General Data Protection Regulation (GDPR) with respect to data protection and retention became effective in the E.U.. The GDPR sets strict standards regarding the handling, use and retention of personal data. Organizations that fail to comply will face stiff penalties. As required, our operations have implemented various measures internally and with third-party vendors to meet these requirements. In addition, the European Commission published in January 2017, a proposal for a new e-Privacy regulation, replacing the current e-Privacy Directive that regulates privacy related issues in the electronic communications sector. Negotiations among E.U. Member States are still in process on this proposal.
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
Pursuant to an E.U. Regulation on standby power (the Standby Regulation), many devices are required to have either a low power standby mode or off mode, unless it is inappropriate to have either such mode on the device. Furthermore, the Networked Standby amendment to the Standby Regulation, effective as of January 1, 2015, regulates, among others, the maximum power consumption of networked consumer equipment while in the so-called “Networked Standby” mode. As a result, all of the devices we purchase and/or develop, including Horizon TV and Horizon 4 set-top boxes, Connect Boxes, cable modems and certain other equipment, operate under the power management requirements of the Standby Regulation.
As part of the E.U.’s Radio Spectrum Policy Program, spectrum made available through the switch off of analog television was approved for mobile broadband use beginning January 1, 2013. This spectrum, known as the “digital dividend”, is in the 700 - 862 MHz band. The terms under which this spectrum becomes available varies among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment that we deploy. In approving mobile broadband, however, the Radio Spectrum Policy Program states that the new mobile services must co-exist with existing services, such as cable and DTT, to avoid harmful interference. As a result, we are in ongoing discussions with relevant Member States and the European Commission to be included in LTE mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialog with equipment manufacturers and mobile operators to develop co-existing networks.
Also, the Radio Equipment Directive, applicable since June 2016 and transposed into national legislation by E.U. Member States, establishes a regulatory framework for placing radio equipment on the market. Its objective is a single market for radio equipment by setting essential requirements for safety and health, electromagnetic compatibility, and the efficient use of the radio spectrum. It also provides the basis for further regulation governing some additional aspects. These include technical features for the protection of privacy, personal data and fraud. Furthermore, additional aspects cover interoperability, access to emergency services, and compliance regarding the combination of radio equipment and software. It also takes into account of the need for improved market surveillance; in particular, for the traceability obligations of manufacturers, importers and distributors. As a result, all of the devices we purchase and/or develop, including Horizon TV and Horizon 4 set-top boxes, Connect Boxes, cable modems, which contain radio interfaces (such as WiFi) and certain other equipment, must operate under these rules.
There is a Mutual Recognition Agreement established between the E.U. and Switzerland for the purpose of mutual recognition of conformity assessment of regulated products. As a result, the Standby Regulation and the Radio Equipment Directive are also applicable in Switzerland.
With respect to cybersecurity, the E.U. adopted a directive on security of network and information systems (NIS Directive), which provides legal measures to boost the overall level of cybersecurity in the E.U. Under the NIS Directive, E.U. Member States had until May 2018 to transpose it into their national laws and identify operators of essential services by November 2018. In principle, our operations within the E.U. do not fall under the NIS Directive as it exempts providers of Electronic Communications Services, which are governed by the E.U. telecommunications framework. Some national transpositions (for example, the Netherlands) and national definitions of essential services, however, could fall under specific NIS Directive obligations. As a result, our network and communication equipment would need to be compliant with these obligations. To date, none of our operating companies have been identified as falling under these obligations or being categorized as essential services. In the Netherlands, however, the VodafoneZiggo JV has been identified as an operator of essential telecommunication facilities due to its customer base of over one million subscribers. See —Netherlands below.
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
Broadband Expansion. At the end of 2018, super-fast broadband was available to more than 95% of U.K. premises. The U.K. government plans to extend availability as far as possible beyond 95%. To stimulate private investment in this endeavor, the U.K. government is using money from the publicly funded BBC license fee, underspend from the Analogue TV Switch-Off Project and other sources of public investment. The state aid measure permitting this subsidy was renewed (and amended) in 2016 and is expected, through amendments to its “underspend” provisions, to result in up to an additional 1% to 2% super-fast coverage.
The U.K. government also supports the market rollout of full fiber and 5G services. Such support includes public funding for the creation of a match-funded “full fiber deployment” fund, business rate relief for the deployment of new full fiber networks and public funding for a strategic program of full fiber and 5G trials. The U.K. government has set aside £740.0 million ($943.2 million) for that purpose, of which approximately £415.0 million ($528.9 million) is split among a local full fiber deployment fund, the first phase of the 5G trials and a gigabit voucher scheme. An additional £400.0 million ($509.8 million) has been made available as a contribution to a Digital Infrastructure Investment Fund, which is an arms-length lending facility of the U.K. government.
The Telecommunications Infrastructure Bill received Royal Assent in February 2018, which gives effect to the U.K. government’s plans to provide full business rate relief for new fiber infrastructure built during the 2017-2022 rating period. Secondary legislation followed in April 2018, clarifying that the relief also applies to new lite fiber and any plant and machinery used to build the infrastructure. In addition, the U.K. government published its Telecoms Infrastructure Review in July 2018. This Review explored whether the conditions for investment in fiber are optimal in the U.K. and what policy changes should be considered to encourage greater investment in new digital infrastructure. The Government concluded that, with the right policy support, infrastructure based competition will deliver FTTP/Gbit capable networks to approximately 90% of U.K. premises. To facilitate this, the U.K. government intends to introduce a notification regime for multiple dwelling unit wayleaves, introduce a requirement for new housing developments to have FTTP access and increase consistency in street works and duct access. Consultations on multiple dwelling unit wayleaves and new development FTTP requirements were issued in December 2018. The U.K. government is expected to publish its conclusions for these actions in the spring of 2019.
In November 2015, the U.K. government announced that everyone will, by 2020, have a legal right to request a broadband connection of at least 10 Mbps regardless of where they live. The government intends to achieve this by introducing a broadband Universal Service Obligation (USO). The USO is aimed, in particular, at addressing the final 5% of the population in the U.K. without access to a broadband connection of a reasonable speed. The U.K. government introduced legislation in July 2017, to facilitate the introduction of a broadband USO. At the same time, BT made an alternative offer to invest approximately £600.0 million ($764.7 million) to provide ubiquitous minimum broadband speeds of 10 Mbps by 2022. The U.K. government formally rejected BT’s proposal in December 2017, favoring the imposition of a regulated USO. The U.K. government set out the design for the USO in secondary legislation in March 2018. Ofcom has responsibility for implementation (including designation of the Universal Service Providers (USPs) and deciding whether a USO constitutes an “unfair burden” on the USPs and, if so, designing an industry funding mechanism). It has until March 28, 2020 to make such determination. In December 2018, Ofcom issued a consultation on its proposed designation of BT and KCOM Group PLC as the USPs. Ofcom will consult on its approach to assessing any unfair burden claims as well as determining which operators would be required to contribute to a universal service industry fund in the Summer of 2019.
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
Regulation of Broadband Markets. In March 2018, Ofcom completed its latest review of the Wholesale Local Access market (incorporating physical or passive network access via methods such as LLU and duct access). Ofcom found that BT continues to hold Significant Market Power and had corresponding remedies imposed on it until April 2021. These remedies include price controls on “virtual” access to its wholesale 40/10Mbps FTTx product, the maintenance of access and pricing controls on its wholesale copper products and improvements to the existing physical infrastructure access product (third party access to BT’s duct and pole estate).
Future Approach to Regulation. In July 2018, Ofcom published a Strategic Policy Position, setting out its intended future approach to regulation from April 2021 (aimed at creating regulatory certainty to support investment in full fiber broadband). This resulted from its strategic review of digital communications in 2015 and 2016. It includes an intention to take a more holistic consideration of business and residential markets (ultimately combining previously separate markets) and to consider different regulatory approaches in different parts of the country, reflecting the varying levels of network competition. In December 2018, Ofcom published a consultation on its future approach for assessing geographic markets (to apply to the business and broadband market reviews from April 2021). It proposes to categorize areas of the country as follows: competitive areas, potentially competitive areas and non-competitive areas. In competitive areas, Ofcom will de-regulate; in potentially competitive areas, Ofcom will apply an investment friendly approach to regulation; and in non-competitive areas, Ofcom will regulate to protect consumers, while encouraging investment by Openreach, a division of BT. Ofcom has indicated that, at present, no areas of the U.K. are competitive, approximately 70% of U.K. premises are in potentially competitive areas and approximately 30% of U.K. premises are in non-competitive areas. Ofcom will consult on the suite of potential regulatory remedies that it will apply to the new holistic approach to market assessment in the spring of 2019.

Ofcom Review of Business Connectivity Markets. Ofcom concluded its latest review of the U.K. business connectivity markets (leased lines and dedicated business connections, among others) in the spring of 2016. Ofcom found BT held Significant Market Power in certain markets and proposed consequential regulatory remedies. These remedies included an obligation on BT to provide access to its dark fiber. This requirement was overturned on appeal. Ofcom commenced its latest review of these markets in November 2018. It has provisionally found that BT holds Significant Market Power in certain markets and geographies and has proposed remedies, including price caps and a narrower dark fibre obligation in areas where there is no infrastructure competition. Ofcom is also proposing to remove restrictions on BT with respect to duct and pole access so that such access can be used for business circuits exclusively without needing to be part of a wider (residential grade) broadband deployment.

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
Mobile termination charges applied by mobile network operators are regulated by Ofcom under a Significant Market Power charge control condition. Under Virgin Media’s MVNO agreement, these changes in mobile termination charges are passed on to Virgin Media. Ofcom has set mobile termination charges for the period of 2018-2021, with rates reducing by approximately 5% from their starting levels by the end of this period.
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
Telenet has been declared an operator with Significant Market Power in the market for call termination on an individual fixed public telephone network. Since April 1, 2012, reciprocal termination rates have been imposed, which results in Telenet charging the interconnection rate of the incumbent telecommunications operator, Proximus. Following a court annulment of a final decision on wholesale tariffs issued by BIPT in 2016, BIPT issued a new decision in November 2018 that proposes a wholesale tariff of €0.11 cents per minute as of January 1, 2019.
In May 2017, BIPT published its latest decision on the relevant market for “call termination on individual mobile networks”. Telenet, as an mobile network operator, has also been designated in the draft decision as having Significant Market Power by BIPT. In the draft decision, BIPT adopts a bottom-up long run incremental cost model to calculate tariffs for call termination on individual mobile networks, resulting in a nominal value of €0.99 ($1.13) per minute as of July 1, 2017.
In 2011, BIPT and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) found Telenet to have Significant Market Power in the broadcasting market (the 2011 Decision). The 2011 Decision imposed on Telenet an obligation to provide third-party operators, at specified “retail minus” tariff rates, with (1) a resale offer of an analog television package, (2) access to digital television platforms and (3) a resale offer of broadband internet access in combination with the digital television access obligation.
On July 7, 2017, the Belgium Regulatory Authorities published a draft market review decision (the 2017 Draft Decision), which was filed with the European Commission on April 27, 2018. The European Commission issued comments in May 2018 and the 2017 Draft Decision was adopted on June 29, 2018 (the 2018 Decision). The 2018 Decision replaces the 2011 Decision. The 2018 Decision confirms that Telenet has Significant Market Power in the wholesale broadband market. The obligations include (1) providing third-party operators with access to the digital television platform (including basic digital video and analog video) and (2) making available to third-party operators a bitstream offer of broadband internet access (including fixed voice as an option). The 2018 Decision no longer applies a retail minus pricing on Telenet. Instead, it imposes monthly wholesale cable resale access prices during an interim period before setting “reasonable access tariffs”. These tariffs are expected to be implemented in mid-2019 with a link to cable cost model that is under development by the Belgium Regulatory Authorities of €20.29 ($23.24) (for services including broadband speeds of up to 149 Mbps) and of €30.12 ($34.49) (for services including broadband speeds of at least 150 Mbps). Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks. As a result, Telenet has filed an appeal on the matter with the European Court of First Instance and the Brussels Markets Court, respectively.
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
Under the Telecommunications Act, any provider of telecommunication services needs to register with the Federal Office of Communications. Dominant providers must grant access to their network to third parties, including LLU access; however, it is restricted to the copper wire network of the incumbent, Swisscom. Therefore, such unbundling obligations do not apply to our business in Switzerland and other cable operators. Also, any dominant provider has to grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. Dominant operators are obliged to provide interconnection and all providers of services forming part of the universal service in Switzerland have to ensure interoperability of services.
In regards to call termination as part of interconnection agreements, Swisscom as market dominant provider, must offer these services at cost-oriented prices and disclose the conditions and prices for their individual access services. In interconnection agreements with Swisscom, reciprocal termination rates are imposed.

In September 2017, a draft of the revised Telecommunications Act was published by the Federal Council. The Federal Council plans to introduce measures to allow for easier access to the incumbent’s network, better consumer and youth protection measures (such as decreasing roaming fees, measures to prevent spoofing) and a change to the regulatory regime giving the Federal Communications Commission partial ex officio rights to impose obligations on market dominant providers. In terms of net neutrality, the draft foresees more transparency for the customer—he/she must be informed of traffic if treated unequally. During parliamentary debates on the proposal in 2018, new articles to the proposal were introduced. As a result, the proposal is subject to further parliamentary action to resolve differences and is not expected to be legally binding prior to 2020.

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
The revised version of the Data Protection Act foresees more transparency regarding the processing of data. One example is by reinforcing the information duties when processing personal data. Furthermore, the new version follows the developments in the E.U. This revised version was subject to public consultation until April 2017. The Federal Council published the draft in September 2017. Subsequently, parliament decided that the revision would be implemented in two phases. For phase one, only mandatory alignments with E.U. rules will be implemented. For phase two, which includes more extensive provisions, further discussion by parliament will be undertaken in 2019.
The Netherlands

The Netherlands’ electronic communications law broadly implements the Regulatory Framework. Pursuant to the electronic communications law, the Autoriteit Consument & Markt (ACM), the Netherlands NRA, performed a market analysis to determine which, if any, operator or service provider has Significant Market Power. In December 2011, ACM completed its analysis of the television market and concluded that there were no grounds for regulation of that market. As a result, no new regulations relating to the television market may be proposed without a new analysis. Similar to our other operations, the VodafoneZiggo JV is subject to must carry obligations, including a number of regional and local broadcasting channels, as well as public broadcasting channels.

On August 5, 2013, ACM published a market analysis decision on call termination, which combines both the fixed termination market and the mobile termination market. Following various administrative actions, which resulted in the Dutch Supreme Administrative Court upholding the ACM decision in July 2017. The implementation of the new tariff under the ACM market analysis decision on call termination became effective on July 12, 2017, and will apply until July 12, 2020. The VodafoneZiggo

JV appealed ACM’s market decision. In September 2018, the appeal court delivered a verdict against ACM’s market decision. The verdict provides guidance sought by the VodafoneZiggo JV on the interpretation and setting of interconnection tariffs among operators.
In July 2015, the Dutch incumbent telecommunications operator KPN filed an appeal against the European Commission regarding its decision to approve the acquisition of Ziggo, which we completed in November 2014. In October 2017, the European General Court ruled that the European Commission did not state sufficient reasons for not analyzing the possible vertical anti-competitive effects on the market for premium pay TV sports channels; thereby annulling the European Commission’s clearance of the Ziggo acquisition. The E.U. Merger Regulation provides in such a case that the transaction be re-examined by the European Commission with a view of adopting a new decision. As a result, we filed a formal re-notification of the Ziggo acquisition with the European Commission. In May 2018, the European Commission again cleared the acquisition. KPN filed a pro forma appeal on this decision. We have not received any further information on this proceeding from the European General Court.
KPN also filed a court challenge against the European Commission’s 2016 decision that approved the VodafoneZiggo JV transaction. KPN is seeking annulment of the 2016 decision. Oral hearings took place in November 2018. A decision on this action is not expected before the third quarter of 2019.
On February 27, 2018, the ACM published a draft decision of its analysis of the LLU market, concluding that there is a single market for local and central access. ACM referred to this market as the Wholesale Fixed Access market and concluded that KPN and the VodafoneZiggo JV had joint Significant Market Power. As a result, ACM imposed on the VodafoneZiggo JV an obligation to offer wholesale cable access and continued wholesale cable access regulation of KPN. Following a market consultation, ACM submitted the draft decision to the European Commission. After comments by the European Commission, ACM published the final decision on September 28, 2018, which became effective on October 1, 2018. The VodafoneZiggo JV published a draft Reference Offer on December 31, 2018 and will publish a cost model in 2019. The VodafoneZiggo JV only has to invest in the implementation of cable access if there is actual demand (i.e. a signed contract with an access seeker). The VodafoneZiggo JV has appealed ACM’s decision before the national court and initiated an action before the European General Court.

On November 9, 2018, the implementation of the NIS Directive by the Netherlands entered into force. In general, providers of electronic communication services are not in scope of the NIS Directive. The legislator for the Netherlands, however, decided to apply, to a certain extent, the NIS Directive on providers of electronic communication services. As a result, the VodafoneZiggo JV must notify the Netherlands Telecoms Agency and the National Cyber Security Center when a cybersecurity incident occurs, as well as the Netherlands Data Protection Authority if a data breach occurs.

Discontinued Operations—Germany
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
Unitymedia has been declared an operator with Significant Market Power on the market for call termination on an individual fixed public telephone network. Since November 2013, reciprocal termination rates for exchanging calls via Unitymedia’s IP-interface have been imposed, which results in Unitymedia, like every other telecommunications provider in Germany, charging the interconnection rate of the incumbent telecommunications operator, Deutsche Telekom, when receiving traffic via the IP-

interface. The level of termination rates applicable to Unitymedia with respect to calls terminating on its IP-interface was set at €0.001 ($0.0011) per minute in 2018 and is currently set at €0.0008 ($0.0009) per minute.
Employees
As of December 31, 2018, we, including our consolidated subsidiaries, had an aggregate of approximately 26,600 full-time equivalent employees, certain of whom belong to organized unions and works councils, and excludes contractors and temporary employees. We believe that our employee relations are good.
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
If we are unable to obtain or retain attractively priced competitive content, demand for our existing and future video services could decrease, thereby limiting our ability to attract new customers, maintain existing customers and/or migrate customers from lower-tier programming to higher-tier programming, thereby inhibiting our ability to execute our business plans. Furthermore, we may be placed at a competitive disadvantage if certain of our competitors obtain exclusive programming rights, particularly with respect to popular sports and movie programming, and as certain entrants in the OTT market, for example Netflix, Amazon and even Disney, increasingly produce their own exclusive content.

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
Failure in our or third-party technology or telecommunications systems or leakage of sensitive customer data could significantly disrupt our operations, reduce our customer base and result in fines, litigation or lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems, including internet sites, data hosting and processing facilities and other hardware, software and technical applications and platforms, as well as our customer service centers. Some of these are managed, hosted, provided or used by third-party service providers or their vendors, to assist in conducting our business. In addition, the hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our and our third-party service providers’ systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including telecommunications failures, power loss, malicious human acts, security flaws, and natural disasters. Moreover, despite security measures, our and our third-party service providers’ servers, systems and equipment are potentially vulnerable to physical or electronic break-ins, computer viruses, worms, phishing attacks and similar disruptive actions. We and our third party service providers may not be able to anticipate or respond in an adequate and timely manner to attempts to obtain authorized access to, disable or degrade our or our third party service providers’ systems because the techniques for doing so change frequently, are increasingly complex and sophisticated and are difficult to detect for periods of time. In addition, the security measures and procedures we and our third-party service providers have in place to protect sensitive consumer data and other information may not be sufficient to counter all data security breaches, cyber-attacks, or system failures. In some cases, mitigation efforts may depend on third parties who may not deliver products or services that meet the required contractual standards or whose hardware, software or network services may be subject to error, defect, delay, or outage.
Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party vendors, including customer, personnel and vendor data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered across all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data. Failure to comply with these data protection laws may result in, among other consequences, fines, litigation or regulatory actions by state, federal or non-U.S. authorities.
Despite the precautions we have taken, unanticipated problems affecting our systems could cause business disruptions such as failures in our information technology systems, disruption in the transmission of signals over our networks or similar problems. Further, although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats. Any disruptive situation that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operations, and could subject us to potential liability, including litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies. Further, sustained or repeated system failures that interrupt our ability to provide service to our customers or otherwise meet our business obligations in a timely manner could adversely affect our reputation and result in a loss of customers and an adverse impact on revenue. Also, a cybersecurity breach could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations.
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

We are exposed to foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2018, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.
In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. For additional information concerning our foreign currency forward contracts, see note 8 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency translation risk during the three months ended December 31, 2018 was to the British pound sterling and euro as 52.9% and 32.4% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
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
New legislation may significantly alter the regulatory regimes applicable to us, which could adversely affect our competitive position and profitability, and we may become subject to more extensive regulation if we are deemed to possess significant market power in any of the markets in which we operate. Significant changes to the existing regulatory regimes applicable to the provision of cable television, telephony, internet and mobile services have been and are still being introduced. For example, in the E.U. a large element of regulation affecting our business derives from a number of Directives that are the basis of the regulatory regimes concerning many of the services we offer across the E.U. The various Directives require Member States to harmonize their laws on communications and cover issues such as access, user rights, privacy and competition. These Directives are reviewed by the E.U. from time to time and any changes to them could lead to substantial changes in the way in which our businesses are regulated and to which we would have to adapt. In addition, we are subject to review by competition or national regulatory authorities in certain countries concerning whether we exhibit Significant Market Power. A finding of Significant Market Power can result in our company becoming subject to pricing, open access, unbundling and other requirements that could provide a more favorable operating environment for existing and potential competitors.
The U.K. referendum advising for the exit of the U.K. from the E.U. could have a material adverse effect on our business, financial condition, results of operations or liquidity. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U., commonly referred to as “Brexit”. Failing the implementation of an agreed extension, the U.K. will leave the E.U. on March 29, 2019. The potential impacts, if any, of the considerable uncertainty relating to Brexit or the resulting terms of Brexit on the free movement of goods, services, people, data and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters are unclear. Examples of the impact Brexit could have on our business, financial condition or results of operations include:

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

We cannot be certain that we will be successful with respect to acquisitions, dispositions, partnerships or other similar transactions, or that we will achieve the anticipated benefits thereof. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise, and we have also taken advantage of attractive opportunities to sell select businesses. We expect to seek to continue improving our company through attractive acquisitions, dispositions, partnerships or other similar transactions in selected markets, such as the SFR BeLux acquisition in June 2017, the UPC Austria disposition in July 2018 and the pending sales of the Vodafone Disposal Group, the operations of UPC DTH and UPC Switzerland. Our ability to complete any such transaction may be limited by many factors, including government regulation, availability of financing, our or our counterparty’s debt covenants, the prevalence of complex ownership structures among potential targets, acquirers, or partners, and competition from other potential acquirers, including private equity funds. Even if we are successful in completing such transactions, integration and separation activities may present significant costs and challenges. We cannot be assured that we will be successful with respect to acquisitions, dispositions, partnerships or other similar transactions or realizing the anticipated benefits thereof, including for, example, the sale of the Vodafone Disposal Group.
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

We are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between and among the U.K., the U.S. and many other jurisdictions in which we have a presence. Also, various income tax proposals in the jurisdictions in which we operate could result in changes to the existing laws on which our deferred taxes are calculated. A change in these tax laws, treaties or regulations, or in the interpretation thereof, could result in a materially higher income or non-income tax expense, and any such material changes could cause a material change in our effective tax rate. In this regard, there have been significant changes or proposed changes to the tax laws in numerous jurisdictions in which we operate, the impacts of which have been reflected accordingly in our financial statements.

Further changes in the tax laws of the foreign jurisdictions in which we operate could arise as a result of the base erosion and profit shifting project that has been undertaken by the OECD or the European Commission Anti-Tax Avoidance Package. The OECD, which represents a coalition of member countries that encompass most of the jurisdictions in which we operate, and the European Commission have undertaken studies and are publishing action plans that include recommendations aimed at addressing what they believe are issues within tax systems that may lead to tax avoidance by companies. It is possible that jurisdictions in which we do business could react to these initiatives or their own concerns by enacting tax legislation that could adversely affect us or our shareholders through increasing our tax liabilities.

Factors Relating to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated Adjusted OIBDA. As a result, we are highly leveraged. At December 31, 2018, the outstanding principal amount of our consolidated debt, together with our capital lease obligations aggregated $29.9 billion, including $3.6 billion that is classified as current in our consolidated balance sheet and $22.7 billion that is not due until 2024 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions during 2018 that, among other things, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of our subsidiary, UPC Holding, were to decline, our ability to obtain additional debt could be limited. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. Further, our board of directors has approved share repurchase programs for Liberty Global. Any cash used by our company in connection with any future purchases of our ordinary shares would not be available for other purposes, including the repayment of debt. For additional information concerning our share repurchase programs, see note 13 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
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
We are exposed to the risk of default by the counterparties to our derivative and other financial instruments, undrawn debt facilities and cash investments. Although we seek to manage the credit risks associated with our derivative and other financial instruments, cash investments and undrawn debt facilities, we are exposed to the risk that our counterparties will default on their obligations to us. While we regularly review our credit exposures and currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance of default or failure could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (1) we may incur losses to the extent that we are unable to recover debts owed to us, including cash deposited and the value of financial losses, (2) we may incur significant costs to recover amounts owed to us, and such recovery may take a long period of time or may not be possible at all, (3) our derivative liabilities may be accelerated by the default of our counterparty, (4) we may be exposed to financial risks as a result of the termination of affected derivative contracts, and it may be costly or impossible to replace such contracts or otherwise mitigate such risks, (5) amounts available under committed credit facilities may be reduced and (6) disruption to the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
At December 31, 2018, our exposure to counterparty credit risk included (1) derivative assets with an aggregate fair value of $617.3 million, (2) cash and cash equivalent and restricted cash balances of $1,498.3 million and (3) aggregate undrawn debt facilities of $2,503.8 million. For additional information on our derivative contracts, see note 8 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
Our interest in the VodafoneZiggo JV is held pursuant to a Shareholders Agreement that contains provisions relating to governance as well as transfer and exit rights, which, depending on the circumstances, may not be in the best interest of our company. Our non-controlling interest in the VodafoneZiggo JV is held pursuant to a shareholders’ agreement (the Shareholders Agreement), which provides the terms of the governance of the VodafoneZiggo JV, including among others, decision-making process, information access, dividend policy and non-compete provisions. These provisions may prevent the VodafoneZiggo JV from making decisions or taking actions that would protect or advance the interests of our company, and could even result in the VodafoneZiggo JV making decisions or taking actions that adversely impact our company. Further, our ability to access the cash of the VodafoneZiggo JV pursuant to the dividend policy contained in the Shareholders Agreement may be restricted in certain circumstances. The Shareholders Agreement also provides for restrictions on the transfer of interests in the VodafoneZiggo JV, which could adversely affect our ability to sell our interest in the VodafoneZiggo JV and/or the prices at which our interest may be sold, as well as certain exit arrangements, which could force us to sell our interest. For additional information on the VodafoneZiggo JV and the Shareholders Agreement, see note 7 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

We may not report net earnings. We reported earnings (loss) from continuing operations of ($1,411.5 million), ($2,350.0 million) and $1,650.3 million during 2018, 2017 and 2016, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future.

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
Our share price may change significantly, and you may not be able to resell our ordinary shares at or above the price you paid or at all, and you could lose all or part of your investment as a result. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of each class of our ordinary shares may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	actual operating or financial results that vary from our guidance or the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	actual or anticipated future sales of our ordinary shares by us, our senior management or our other existing shareholders;

•	investor sentiment with respect to our competitors, our business partners, and our industry in general;

•	announcements by us or our competitors of significant services or features, technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	changes in operating performance and stock market valuations of companies in our industry, including our competitors;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	media coverage of our business and financial performance; and

•	general domestic and international economic and political conditions.
The stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In particular, price and volume fluctuations in the stock market as a whole may affect the market price of our ordinary shares in ways that may be unrelated or disproportionate to our operating performance. These broad market and industry fluctuations may adversely affect the trading price of our ordinary shares, regardless of our actual operating performance.
Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.
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
John C. Malone has significant voting power with respect to corporate matters considered by our shareholders. John C. Malone beneficially owns outstanding ordinary shares of Liberty Global representing 29.3% of our aggregate voting power as of February 13, 2019. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our shareholders for approval. For example, under English law and our articles of association, certain matters (including amendments to the articles of association) require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution, and other certain corporate transactions or matters may require the approval of at least 75% of the outstanding shares of each class of our ordinary shares. Because Mr. Malone beneficially owns approximately 29.3% of our aggregate voting power and more than 75% of the outstanding Class B ordinary shares of Liberty Global, he has the ability to prevent the requisite approval threshold from being met even though the other shareholders may determine that such action or transaction is beneficial for the company. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.
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
Item 3.    LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 18 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.
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

Market Information

Our share capital comprises Liberty Global Class A, Class B and Class C ordinary shares, which trade on the Nasdaq Global Select Market under the symbols “LBTYA,” “LBTYB,” and “LBTYK,” respectively. Share price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the quarterly range of high and low sales prices of Liberty Global Class B ordinary shares for 2018 and 2017. Although Liberty Global Class B ordinary shares are traded on the Nasdaq Global Select Market, an established public trading market does not exist for the shares, as they are not actively traded.

	Liberty Global Class B ordinary shares
	High	Low
2018
First quarter	$39.00	$31.65
Second quarter	$32.55	$28.00
Third quarter	$29.10	$26.75
Fourth quarter	$27.18	$20.70

2017
First quarter	$39.85	$32.32
Second quarter	$37.30	$29.05
Third quarter	$36.55	$31.30
Fourth quarter	$35.55	$30.50

Holders

As of February 13, 2019, there were 656, eight and 746 record holders of Liberty Global Class A, Class B and Class C ordinary shares, respectively. These amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.

Dividends

We have not paid any cash dividends on any of our ordinary shares, and we have no present intention of doing so. Any future payment of cash dividends will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations, including applicable laws in England and Wales.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

The following table sets forth information regarding our company’s purchase of its own equity securities during the three months ended December 31, 2018:

Period	Total number of shares repurchased	Average price paid per share (a)	Total number of shares repurchased as part of publicly-announced programs	Value of shares that may yet be repurchased under the programs

October 1, 2018 through October 31, 2018:
Class C	6,191,700	$25.27	6,191,700	(b)
November 1, 2018 through November 30, 2018:
Class C	4,180,400	$24.32	4,180,400	(b)
December 1, 2018 through December 31, 2018:
Class C	3,049,559	$22.45	3,049,559	(b)
Total — October 1, 2018 through December 31, 2018:
Class C	13,421,659	$24.34	13,421,659	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)	As of December 31, 2018, the remaining amount authorized for share repurchases was $566.2 million.

Stock Performance Graph

The following graph compares the changes in the cumulative total shareholder return on our Liberty Global Class A, Class B and Class C ordinary shares from January 1, 2014 to December 31, 2018, to the change in the cumulative total return on the ICB 6500 Telecommunications and the Nasdaq US Benchmark TR Index (assuming reinvestment of dividends, where applicable). The performance presented below includes the retrospective impact of the July 1, 2015 distribution as a dividend (or a “bonus issue” under U.K. law) of LiLAC Shares and the LiLAC Distribution. The graph assumes that $100 was invested on January 1, 2014.

	December 31,
	2014	2015	2016	2017	2018

Liberty Global - Class A	$108.50	$91.55	$75.29	$88.21	$52.52
Liberty Global - Class B	$110.64	$88.66	$68.59	$77.53	$45.80
Liberty Global - Class C	$112.52	$94.95	$79.10	$90.13	$54.97
ICB 6500 Telecommunications	$102.73	$106.42	$131.72	$131.59	$122.62
Nasdaq US Benchmark TR Index	$112.46	$113.00	$127.70	$155.01	$146.57

Item 6.    SELECTED FINANCIAL DATA

The following tables present the selected historical financial information of our continuing operations (unless otherwise indicated), which was derived from our consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. This information is only a summary and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2018	2017	2016	2015	2014
	in millions
Summary Balance Sheet Data (a):
Investments	$5,121.8	$6,671.4	$6,388.7	$2,839.3	$1,808.2
Property and equipment, net	$13,878.9	$14,149.0	$12,235.4	$15,676.6	$17,257.2
Goodwill	$13,715.8	$14,354.1	$12,763.9	$21,801.0	$23,281.1
Total assets (including discontinued operations)	$53,153.6	$57,596.8	$68,684.1	$67,645.2	$72,665.2
Debt and capital lease obligations, including current portion	$29,805.2	$32,644.5	$28,843.6	$35,955.7	$35,233.1
Total equity	$4,148.3	$6,393.0	$14,732.0	$10,174.3	$14,116.0

	Year ended December 31,
	2018	2017	2016	2015	2014
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue	$11,957.9	$11,276.4	$13,731.1	$13,680.0	$13,306.3
Operating income	$839.1	$792.4	$1,570.1	$1,189.1	$936.5
Earnings (loss) from continuing operations	$(1,411.5)	$(2,350.0)	$1,650.3	$(1,456.6)	$(1,239.3)
Earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(1,532.0)	$(2,421.4)	$1,624.5	$(1,546.3)	$(1,278.2)
Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share:
Liberty Global Shares (b)	$(1.97)	$(2.86)	$1.83	$(1.79)
Old Liberty Global Shares (c)				$(1.75)	$(1.60)
Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share:
Liberty Global Shares (b)	$(1.97)	$(2.86)	$1.81	$(1.79)
Old Liberty Global Shares (c)				$(1.75)	$(1.60)
_______________

(a)
We acquired BASE on February 11, 2016 and Ziggo on November 11, 2014. Our continuing operations also completed a number of less significant acquisitions during the years presented. On December 31, 2016, we completed the VodafoneZiggo JV Transaction, pursuant to which we contributed VodafoneZiggo Holding to the VodafoneZiggo JV. In addition, we acquired C&W on May 16, 2016 and a less significant cable and broadband services provider in Puerto Rico on June 3, 2015, each of which was attributed to the LiLAC Group. Effective December 31, 2017, we completed the Split-off Transaction, pursuant to which the businesses, assets and liabilities of the LiLAC Group were transferred to an independent publicly-traded company. Accordingly, the selected financial data included in this table presents the LiLAC Group as discontinued operations for all applicable periods. For information regarding our acquisitions and dispositions during the past three years, see notes 5 and 6, respectively, to our consolidated financial statements.

(b)	The per share amounts presented for 2015 relate to the period from July 1, 2015 through December 31, 2015.

(c)
The per share amounts presented for 2015 relate to the period from January 1, 2015 through June 30, 2015. “Old Liberty Global Shares” refers to our Class A, Class B and Class C ordinary shares that were outstanding prior to being reclassified into Liberty Global Shares in connection with the July 1, 2015 distribution of LiLAC Shares, as further described in note 13 to our consolidated financial statements.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements, is intended to assist in providing an understanding of our results of operations and financial condition and is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data (including subscriber statistics) is presented, as of December 31, 2018.

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our continuing operations currently provide residential and B2B communications services in (i) the U.K. and Ireland through Virgin Media, (ii) Belgium through Telenet and (iii) Switzerland, Poland and Slovakia through UPC Holding. In addition, following the December 31, 2016 completion of the VodafoneZiggo JV Transaction, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands. During 2016, we provided residential and B2B communications services in the Netherlands through our wholly-owned subsidiary, VodafoneZiggo Holding.

As further described in note 6 to our consolidated financial statements, we (i) completed the sale of our operations in Austria on July 31, 2018, (ii) reached an agreement on May 9, 2018 to sell our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations), (iii) reached an agreement on December 21, 2018 to sell the operations of UPC DTH and (iv) completed the Split-off Transaction on December 29, 2017. Accordingly, (a) our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all periods and (b) the entities comprising the LiLAC Group are presented as discontinued operations in our consolidated statements of operations and cash flows for 2017 and 2016. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At December 31, 2018, our continuing operations owned and operated networks that passed 25,106,900 homes and served 25,267,500 revenue generating units (RGUs), consisting of 8,559,200 video subscribers, 9,270,400 broadband internet subscribers and 7,437,900 fixed-line telephony subscribers. In addition, at December 31, 2018, our continuing operations served 6,001,500 mobile subscribers.

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

Mobile services. We offer voice and data mobile services through MVNO networks or, in the case of Belgium, our own network. Our continuing operations offer mobile services as an MVNO over third-party networks in the U.K., Switzerland, Ireland and Poland.

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

We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During 2018, pursuant to the Network Extensions, our continuing operations connected approximately 657,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 481,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. We expect to continue the Network Extensions in 2019. Depending on a variety of factors, including the financial and operational results of our new build programs, the Network Extensions may be continued, modified or cancelled at our discretion.

The capital costs associated with the Network Extensions, which include the costs to build out the networks and the purchase and installation of related customer premises equipment, are expected to be significant. For information regarding our expected property and equipment additions during 2019, see Liquidity and Capital Resources — Consolidated Statements of Cash Flows below.

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

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. For example, on June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” Failing the implementation of an agreed extension, the U.K. will leave the E.U. on March 29, 2019 under a so-called “hard Brexit” or “no-deal Brexit” without agreements on trade, finance and other key elements. The foregoing has caused considerable uncertainty as to Brexit’s impact on the free movement of goods, services, people, data and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates and availability of capital. The effects of Brexit could adversely affect our business, results of operations, financial condition and liquidity. For additional information regarding the potential impact of Brexit on our company, see Item 1A. Risk Factors included in Part I of this Annual Report on Form 10-K

Results of Operations

We have completed a number of transactions that impact the comparability of our 2018, 2017 and 2016 results of operations, the most notable of which is the SFR BeLux Acquisition on June 19, 2017. For further information, see note 5 to our consolidated financial statements.

On December 31, 2016, we completed the VodafoneZiggo JV Transaction, whereby we contributed VodafoneZiggo Holding and its subsidiaries (including Ziggo Sport) to the VodafoneZiggo JV. Accordingly, our results of operations for 2016 include the operations of VodafoneZiggo Holding and its subsidiaries. In our segment presentation for 2016, VodafoneZiggo Holding (exclusive of Ziggo Sport, which became a subsidiary of VodafoneZiggo Holding in October 2016) is separately reported as “The Netherlands”, and Ziggo Sport is included in Central and Corporate. For additional information regarding the VodafoneZiggo JV Transaction, see note 6 to our consolidated financial statements.

In the following discussion, we quantify the estimated impact of acquisitions (the Acquisition Impact) on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the Acquisition Impact on an acquired entity’s operating results during the first three to twelve months following the acquisition date, as adjusted to remove integration costs and any other material unusual or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) organic variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the Acquisition Impact and the actual results and (ii) the calculation of our organic change percentages includes the organic activity of an acquired entity relative to the Acquisition Impact of such entity. In our below comparison of 2017 to 2016, we also quantify the impact of the VodafoneZiggo JV Transaction on our results of operations. In this regard, our organic changes in the 2017 to 2016 comparison are adjusted to exclude (a) the operations of VodafoneZiggo Holding and Ziggo Sport during 2016, (b) the revenue earned during 2017 from services provided to the VodafoneZiggo JV and (c) certain operating and SG&A expenses incurred during 2017 that were allocated to our Netherlands segment during 2016.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended December 31, 2018 was to the British pound sterling and euro as 52.9% and 32.4% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report on Form 10-K, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, we consolidate 100% of its revenue and expenses in our consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations.

As further described in note 2 to our consolidated financial statements, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. As such, the information included in our consolidated financial statements and notes thereto for 2017 and 2016 has not been restated and continues to be reported under the accounting standards in effect for such years. In order to provide a more meaningful comparison of our results of operations, in the following discussion and analysis of our results of operations for 2018, as compared to 2017, we present our revenue, expenses and Adjusted OIBDA for 2017 on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017. However, in the discussion and analysis of our results of operations for 2017, as compared to 2016, we present all amounts on a historical basis.

The following table presents (i) the impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our consolidated reportable segments for the year ended December 31, 2018 and (ii) the pro forma impact of the adoption of ASU 2014-09 on the revenue and Adjusted OIBDA of our consolidated reportable segments for the year ended December 31, 2017 as if such adoption had occurred on January 1, 2017.

	Year ended December 31,
	2018	2017
		pro forma
	in millions

Increase (decrease) to revenue:
U.K./Ireland	$34.3	$(12.9)
Belgium	(9.0)	(3.7)
Switzerland	1.0	(3.9)
Central and Eastern Europe	(0.2)	(1.0)
Total increase (decrease) to revenue	$26.1	$(21.5)

Increase (decrease) to Adjusted OIBDA:
U.K./Ireland	$27.1	$(26.1)
Belgium	(9.0)	(3.7)
Switzerland	(0.2)	(2.9)
Central and Eastern Europe	(0.5)	0.8
Total increase (decrease) to Adjusted OIBDA	$17.4	$(31.9)

Discussion and Analysis of our Reportable Segments

General

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 19 to our consolidated financial statements. For information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results - Share of results of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for (i) 2018, as compared to 2017, and (ii) 2017, as compared to 2016. As discussed above, in our comparison of 2018 to 2017, amounts for 2017 are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017. In our comparison of 2017 to 2016, all amounts are presented on a historical basis. These tables present (a) the amounts reported for the current and comparative periods, (b) the reported U.S. dollar change and percentage change from period to period and (c) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for 2018, 2017 and 2016 at the end of this section.

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

Revenue — 2018 compared to 2017

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$6,875.1	$6,385.8	$489.3	7.7	$249.5	3.9
Belgium	2,993.6	2,861.6	132.0	4.6	(35.7)	(1.2)
Switzerland	1,326.0	1,366.2	(40.2)	(2.9)	(50.6)	(3.7)
Central and Eastern Europe	492.2	466.5	25.7	5.5	4.5	1.0
Central and Corporate (a)	274.2	189.4	84.8	44.8	59.9	28.9
Intersegment eliminations	(3.2)	(14.6)	11.4	N.M.	11.4	N.M.
Total	$11,957.9	$11,254.9	$703.0	6.2	$239.0	2.1
_______________
N.M. — Not Meaningful.

(a)
Amounts primarily include the revenue earned from transition and other services provided to the VodafoneZiggo JV and, during 2018, Deutsche Telekom and Liberty Latin America. For additional information, see notes 6 and 7 to our consolidated financial statements.

U.K./Ireland. The details of the pro forma increase in U.K./Ireland’s revenue during 2018, as compared to 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$70.9	$—	$70.9
ARPU (b)	49.3	—	49.3
Increase in residential cable non-subscription revenue (c)	—	6.6	6.6
Total increase in residential cable revenue	120.2	6.6	126.8
Increase (decrease) in residential mobile revenue (d)	(3.8)	86.6	82.8
Increase in B2B revenue (e)	28.3	4.1	32.4
Increase in other revenue (f)	—	7.5	7.5
Total organic increase	144.7	104.8	249.5
Impact of FX	187.7	52.1	239.8
Total	$332.4	$156.9	$489.3
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of broadband internet, video and fixed-line telephony RGUs.

(b)
The increase in residential cable subscription revenue related to a change in ARPU is attributable to (i) a net increase due to (a) higher ARPU from broadband internet services, (b) lower ARPU from fixed-line telephony services and (c) higher ARPU from video services and (ii) an improvement in RGU mix.

(c)
The increase in residential cable non-subscription revenue is primarily driven by changes in the U.K., including the net effect of (i) increases in interconnect revenue and late fees and (ii) a decrease in cancellation revenue.

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

(e)
The increase in B2B subscription revenue is primarily due to an increase in the average number of broadband internet SOHO subscribers in the U.K. The increase in B2B non-subscription revenue is primarily driven by changes in the U.K., including the net effect of (i) higher revenue related to business network services, (ii) a decrease in interconnect revenue, (iii) lower revenue from wholesale fixed-line telephony services and (iv) lower revenue from data services.

(f)	The increase in other revenue is primarily due to an increase in broadcasting revenue in Ireland.

Belgium. The details of the pro forma increase in Belgium’s revenue during 2018, as compared to 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(57.4)	$—	$(57.4)
ARPU (b)	20.2	—	20.2
Decrease in residential cable non-subscription revenue (c)	—	(13.4)	(13.4)
Total decrease in residential cable revenue	(37.2)	(13.4)	(50.6)
Decrease in residential mobile revenue (d)	(26.9)	(26.5)	(53.4)
Increase in B2B revenue (e)	26.3	42.0	68.3
Total organic increase (decrease)	(37.8)	2.1	(35.7)
Impact of acquisitions	27.7	41.5	69.2
Impact of disposals	(17.4)	(11.6)	(29.0)
Impact of FX	98.0	29.5	127.5
Total	$70.5	$61.5	$132.0
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increase in residential cable subscription revenue related to a change in ARPU is attributable to (i) the net effect of (a) higher ARPU from broadband internet and video services and (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix.

(c)
The decrease in residential cable non-subscription revenue is primarily attributable to the net effect of (i) a decrease of $5.6 million related to adjustments recorded during 2017 to reflect the expected recovery of certain prior-period VAT payments, (ii) an increase in distribution revenue, (iii) a decrease in late fees and (iv) a decrease in revenue from equipment sales.

(d)
The decrease in residential mobile subscription revenue is primarily due to the net effect of (i) lower ARPU and (ii) an increase in the average number of mobile subscribers. The decrease in residential mobile non-subscription revenue is primarily attributable to decreases in (a) revenue from the sales of mobile handsets and other devices and (b) interconnect revenue.

(e)
The increase in B2B subscription revenue is attributable to (i) higher ARPU, as increases in mobile and video SOHO services were only partially offset by a decrease in broadband internet SOHO services, and (ii) an increase in the average number of SOHO subscribers, as increases in broadband internet and video SOHO subscribers were only partially offset by a decrease in mobile subscribers. The increase in B2B non-subscription revenue is primarily due to (a) higher revenue from wholesale services and (b) an increase in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 18 to our consolidated financial statements.

Switzerland. The details of the pro forma decrease in Switzerland’s revenue during 2018, as compared to 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(46.3)	$—	$(46.3)
ARPU (b)	(42.5)	—	(42.5)
Increase in residential cable non-subscription revenue (c)	—	4.5	4.5
Total increase (decrease) in residential cable revenue	(88.8)	4.5	(84.3)
Increase in residential mobile revenue (d)	14.9	0.9	15.8
Increase in B2B revenue (e)	1.6	12.6	14.2
Increase in other revenue	—	3.7	3.7
Total organic increase (decrease)	(72.3)	21.7	(50.6)
Impact of acquisitions	1.0	—	1.0
Impact of FX	7.5	1.9	9.4
Total	$(63.8)	$23.6	$(40.2)
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) declines in the average number of video and broadband internet RGUs and (ii) an increase in the average number of fixed-line telephony RGUs.

(b)	The decrease in residential cable subscription revenue related to a change in ARPU is primarily attributable to lower ARPU from video, fixed-line telephony and broadband internet services.

(c)
The increase in residential cable non-subscription revenue is primarily attributable to the net effect of (i) a $13.6 million increase in distribution revenue associated with the September 2017 launch of our Swiss sports channels and (ii) a decrease of $6.4 million due to the impact of unclaimed customer credit accruals that were released during the first half of 2017.

(d)	The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

(e)	The increase in B2B non-subscription revenue is primarily due to (i) an increase in interconnect revenue and (ii) higher revenue from data services.

Central and Eastern Europe. The details of the pro forma increase in Central and Eastern Europe’s revenue during 2018, as compared to 2017, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$2.7	$—	$2.7
ARPU (b)	(4.4)	—	(4.4)
Decrease in residential cable non-subscription revenue	—	(2.6)	(2.6)
Total decrease in residential cable revenue	(1.7)	(2.6)	(4.3)
Increase in B2B revenue (c)	5.0	3.8	8.8
Total organic increase	3.3	1.2	4.5
Impact of FX	19.8	1.4	21.2
Total	$23.1	$2.6	$25.7
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to an increase in the average number of broadband internet, video and fixed-line telephony RGUs, primarily in Poland.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is primarily due to our operations in Poland, attributable to the net effect of (i) lower ARPU from fixed-line telephony and broadband internet services and (ii) higher ARPU from video services.

(c)
The increase in B2B subscription revenue is attributable to an increase in the average number of broadband internet SOHO subscribers, primarily in Poland. The increase in B2B non-subscription revenue is largely attributable to an increase in interconnect revenue, primarily in Poland.

Revenue — 2017 compared to 2016

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages

U.K./Ireland	$6,398.7	$6,508.8	$(110.1)	(1.7)	$151.8	2.3
Belgium	2,865.3	2,691.1	174.2	6.5	36.3	1.3
Switzerland	1,370.1	1,377.4	(7.3)	(0.5)	(14.5)	(1.0)
Central and Eastern Europe	467.5	441.3	26.2	5.9	6.6	1.5
The Netherlands	—	2,690.8	(2,690.8)	(100.0)	—	—
Central and Corporate (a)	189.4	84.1	105.3	125.2	34.3	23.1
Intersegment eliminations	(14.6)	(62.4)	47.8	N.M.	(0.4)	N.M.
Total	$11,276.4	$13,731.1	$(2,454.7)	(17.9)	$214.1	1.9
_______________

N.M. — Not Meaningful.

(a)
The amount presented for 2017 primarily includes the revenue earned from services provided to the VodafoneZiggo JV. For additional information, see note 7 to our consolidated financial statements. The amount presented for 2016 primarily includes the revenue of Ziggo Sport, which was contributed to the VodafoneZiggo JV as part of the VodafoneZiggo JV Transaction.

U.K./Ireland. The details of the decrease in U.K./Ireland’s revenue during 2017, as compared to 2016, is set forth below:

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
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is primarily attributable to the net effect of (i) increases in the average number of broadband internet, video and fixed-line telephony RGUs in the U.K. and (ii) a decrease in the average number of video RGUs in Ireland.

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

(d)
The decrease in residential mobile subscription revenue is primarily attributable to the net effect of (i) a decrease in the U.K., due primarily to lower ARPU, and (ii) an increase in Ireland, mainly due to an increase in the average number of mobile subscribers. The lower ARPU in the U.K. includes the net effect of (a) a decline of $104.8 million attributable to a lower number of customers under higher-ARPU subsidized handset contracts and (b) an increase of $42.5 million attributable to growth in the number of customers under lower-ARPU contracts that provided for two distinct contractual relationships associated with mobile handsets and mobile airtime services. The increase in residential mobile non-subscription revenue is primarily due to (1) an increase in revenue from mobile handset sales in the U.K. and (2) a decrease in interconnect revenue, as a decrease in the U.K. was only partially offset by a volume-related increase in Ireland. The decrease in interconnect revenue in the U.K. is primarily due to (I) a decline in mobile short message service or “SMS” termination volumes and (II) lower mobile termination rates and volumes.

(e)
The increase in B2B subscription revenue is primarily due to an increase in the average number of broadband internet SOHO RGUs in the U.K. The increase in B2B non-subscription revenue is primarily due to the net effect of (i) an increase in early termination fees in the U.K. and (ii) lower revenue from data services in the U.K.

(f)	The increase in other revenue is largely due to an increase in broadcasting revenue in Ireland.

Belgium. The details of the increase in Belgium's revenue during 2017, as compared to 2016, is set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(35.7)	$—	$(35.7)
ARPU (b)	23.3	—	23.3
Increase in residential cable non-subscription revenue (c)	—	6.7	6.7
Total increase (decrease) in residential cable revenue	(12.4)	6.7	(5.7)
Decrease in residential mobile revenue (d)	(28.4)	(25.6)	(54.0)
Increase in B2B revenue (e)	50.9	45.3	96.2
Decrease in other revenue	—	(0.2)	(0.2)
Total organic increase	10.1	26.2	36.3
Impact of acquisitions	74.9	33.7	108.6
Impact of disposals	(21.0)	(9.0)	(30.0)
Impact of FX	44.3	15.0	59.3
Total	$108.3	$65.9	$174.2
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

(e)
The increase in B2B subscription revenue is attributable to increases in the average number of mobile, broadband internet, video and fixed-line telephony SOHO subscribers. The increase in B2B non-subscription revenue is primarily due to the net effect of (i) lower revenue from mobile services, (ii) higher revenue from wholesale services, (iii) an increase in revenue from hosting and managed security services and (iv) an increase in interconnect revenue driven by higher mobile volumes.

Switzerland. The details of the decrease in Switzerland’s revenue during 2017, as compared to 2016, is set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(9.7)	$—	$(9.7)
ARPU (b)	(42.4)	—	(42.4)
Increase in residential cable non-subscription revenue (c)	—	20.0	20.0
Total increase (decrease) in residential cable revenue	(52.1)	20.0	(32.1)
Increase (decrease) in residential mobile revenue (d)	13.1	(1.6)	11.5
Increase in B2B revenue (e)	2.4	3.7	6.1
Total organic increase (decrease)	(36.6)	22.1	(14.5)
Impact of acquisitions	1.6	4.8	6.4
Impact of FX	0.7	0.1	0.8
Total	$(34.3)	$27.0	$(7.3)
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) declines in the average number of video and broadband internet RGUs and (ii) an increase in the average number of fixed-line telephony RGUs.

(b)	The decrease in residential cable subscription revenue related to a change in ARPU is primarily attributable to lower ARPU from fixed-line telephony, broadband internet and video services.

(c)
The increase in residential cable non-subscription revenue is primarily attributable to the net effect of (i) a $19.3 million increase in distribution revenue associated with the September 2017 launch of our Swiss sport channels, (ii) a decrease in installation revenue and (iii) a decrease in equipment sales. In addition, the increase in residential cable non-subscription revenue includes a $6.5 million favorable impact of the release of unclaimed customer credits during the first half of 2017.

(d)	The increase in residential mobile subscription revenue is due to the net effect of (i) an increase in the average number of mobile subscribers and (ii) lower ARPU.

(e)
The increase in B2B subscription revenue is primarily attributable to an increase in the average number of broadband internet SOHO RGUs. The increase in B2B non-subscription revenue is primarily due to (i) higher revenue from data services, (ii) higher revenue from construction services provided to our partner networks and (iii) an increase in interconnect revenue.

Central and Eastern Europe. The details of the increase in Central and Eastern Europe’s revenue during 2017, as compared to 2016, is set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$3.0	$—	$3.0
ARPU (b)	(6.3)	—	(6.3)
Increase in residential cable non-subscription revenue (c)	—	2.3	2.3
Total increase (decrease) in residential cable revenue	(3.3)	2.3	(1.0)
Decrease in residential mobile revenue	(0.1)	—	(0.1)
Increase in B2B revenue (d)	3.1	4.6	7.7
Total organic increase (decrease)	(0.3)	6.9	6.6
Impact of FX	18.4	1.2	19.6
Total	$18.1	$8.1	$26.2
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is primarily attributable to the net effect of (i) an increase in the average number of broadband internet RGUs, primarily due to an increase in Poland, and (ii) a decrease in the average number of video RGUs, primarily due to a decrease in Slovakia.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is primarily attributable to (i) the net effect of (a) higher ARPU from video services, primarily due to an increase in Poland, (b) lower ARPU from broadband internet services, primarily due to a decrease in Poland, and (c) lower ARPU from fixed-line telephony services, primarily due to a decrease in Poland, and (ii) an improvement in RGU mix.

(c)	The increase in residential cable non-subscription revenue is primarily attributable to an increase in Poland.

(d)
The increase in B2B subscription revenue is primarily attributable to an increase in the average number of broadband internet SOHO RGUs, primarily in Poland. The increase in B2B non-subscription revenue is primarily due to higher interconnect and data services revenue, primarily in Poland.

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

Adjusted OIBDA of our Consolidated Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes, see note 19 to our consolidated financial statements.

Adjusted OIBDA — 2018 compared to 2017

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$3,057.2	$2,857.9	$199.3	7.0	$99.0	3.5
Belgium	1,480.0	1,296.6	183.4	14.1	105.8	8.1
Switzerland	748.7	829.7	(81.0)	(9.8)	(86.3)	(10.4)
Central and Eastern Europe	249.1	234.3	14.8	6.3	4.6	2.0
Central and Corporate	(371.7)	(415.8)	44.1	10.6	37.2	8.6
Intersegment eliminations	(11.8)	(9.5)	(2.3)	N.M.	(2.3)	N.M.
Total	$5,151.5	$4,793.2	$358.3	7.5	$158.0	3.3
_______________

N.M. — Not Meaningful.

Adjusted OIBDA — 2017 compared to 2016

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages

U.K./Ireland	$2,884.0	$2,921.7	$(37.7)	(1.3)	$90.8	3.1
Belgium	1,300.3	1,173.6	126.7	10.8	71.3	5.9
Switzerland	832.6	862.8	(30.2)	(3.5)	(34.4)	(4.0)
Central and Eastern Europe	233.5	227.4	6.1	2.7	(3.9)	(1.7)
The Netherlands	—	1,472.7	(1,472.7)	(100.0)	—	—
Central and Corporate	(415.8)	(573.6)	157.8	27.5	47.5	6.9
Intersegment eliminations	(9.5)	(4.2)	(5.3)	N.M.	(5.0)	N.M.
Total	$4,825.1	$6,080.4	$(1,255.3)	(20.6)	$166.3	3.5
_______________

N.M. — Not Meaningful.

Adjusted OIBDA Margin — 2018, 2017 and 2016

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Year ended December 31,
	2018	2017	2016
	%

U.K./Ireland	44.5	45.1	44.9
Belgium	49.4	45.4	43.6
Switzerland	56.5	60.8	62.6
Central and Eastern Europe	50.6	49.9	51.5
The Netherlands	—	—	54.7

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

2018 compared to 2017

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$2,863.2	$2,804.9	$58.3	2.1	$(51.2)	(1.8)
Broadband internet	3,226.6	2,998.4	228.2	7.6	111.2	3.7
Fixed-line telephony	1,607.8	1,614.7	(6.9)	(0.4)	(67.5)	(4.2)
Total subscription revenue	7,697.6	7,418.0	279.6	3.8	(7.5)	(0.1)
Non-subscription revenue	279.1	277.2	1.9	0.7	(2.8)	(1.0)
Total residential cable revenue	7,976.7	7,695.2	281.5	3.7	(10.3)	(0.1)
Residential mobile revenue (c):
Subscription revenue (b)	983.5	978.7	4.8	0.5	(15.8)	(1.6)
Non-subscription revenue	694.8	621.8	73.0	11.7	60.8	10.0
Total residential mobile revenue	1,678.3	1,600.5	77.8	4.9	45.0	2.9
Total residential revenue	9,655.0	9,295.7	359.3	3.9	34.7	0.4
B2B revenue (d):
Subscription revenue	446.4	368.6	77.8	21.1	61.2	16.6
Non-subscription revenue	1,537.1	1,370.7	166.4	12.1	73.8	5.2
Total B2B revenue	1,983.5	1,739.3	244.2	14.0	135.0	7.6
Other revenue (e)	319.4	219.9	99.5	45.2	69.3	29.1
Total	$11,957.9	$11,254.9	$703.0	6.2	$239.0	2.1
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $253.6 million and $253.0 million during 2018 and 2017, respectively.

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

(e)
Other revenue includes, among other items, revenue earned from the JV Services, broadcasting revenue in Ireland and revenue from Central and Corporate’s wholesale handset program. In addition, the amount for 2018 includes revenue earned from (i) sales of customer premises equipment to the VodafoneZiggo JV and (ii) transitional and other services provided to Deutsche Telekom and Liberty Latin America.

Total revenue. Our consolidated revenue increased $703.0 million or 6.2% during 2018, as compared to 2017. This increase includes (i) an increase of $70.4 million attributable to the impact of acquisitions and (ii) a decrease of $29.1 million attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $239.0 million or 2.1%.

Residential revenue. The details of the pro forma changes in our consolidated residential revenue for 2018, as compared to 2017, are as follows (in millions):

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$(14.8)
ARPU	7.3
Decrease in residential cable non-subscription revenue	(2.8)
Total decrease in residential cable revenue	(10.3)
Decrease in residential mobile subscription revenue	(15.8)
Increase in residential mobile non-subscription revenue	60.8
Total organic increase in residential revenue	34.7
Net impact of acquisitions and disposals	(1.3)
Impact of FX	325.9
Total increase in residential revenue	$359.3

On an organic basis, our consolidated residential cable subscription revenue decreased $7.5 million or 0.1% during 2018, as compared to 2017. This decrease is attributable to the net effect of (i) an increase from broadband internet services of $111.2 million or 3.7%, attributable to higher ARPU and an increase in the average number of RGUs, (ii) a decrease from fixed-line telephony services of $67.5 million or 4.2%, attributable to the net effect of lower ARPU and an increase in the average number of RGUs, and (iii) a decrease from video services of $51.2 million or 1.8%, attributable to the net effect of a decrease in the average number of RGUs and higher ARPU.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $2.8 million or 1.0% during 2018, as compared to 2017. This decrease is primarily attributable to the net effect of (i) a decrease in Belgium and (ii) increases in the U.K. and Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue decreased $15.8 million or 1.6% during 2018, as compared to 2017. This decrease is primarily due the net effect of (i) declines in Belgium and the U.K. and (ii) an increase in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $60.8 million or 10.0% during 2018, as compared to 2017. This increase is primarily due to an increase in revenue from low-margin sales of mobile handsets and other devices, as an increase in the U.K. was only partially offset by a decrease in Belgium.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $61.2 million or 16.6% during 2018 respectively, as compared to 2017. This increase is primarily due to increases in SOHO revenue in the U.K., Belgium and Poland.

On an organic basis, our consolidated B2B non-subscription revenue increased $73.8 million or 5.2% during 2018 respectively, as compared to 2017. This increase is primarily due to increases in Belgium and Switzerland.

Other revenue. On an organic basis, our consolidated other revenue increased $69.3 million or 29.1% during 2018 respectively, as compared to 2017. This increase is primarily due to (i) revenue of $57.2 million that was earned from the sale of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018 and typically generate low margins, and (ii) an increase in broadcasting revenue in Ireland.

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

The details of our programming and other direct costs of services are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$2,101.3	$1,869.8	$231.5	12.4	$157.7	8.4
Belgium	680.5	743.6	(63.1)	(8.5)	(90.5)	(12.2)
Switzerland	253.0	211.3	41.7	19.7	40.4	19.1
Central and Eastern Europe	111.2	105.4	5.8	5.5	1.0	0.9
Central and Corporate	100.0	45.8	54.2	118.3	54.5	119.0
Intersegment eliminations	0.1	(1.3)	1.4	N.M.	1.4	N.M.
Total	$3,246.1	$2,974.6	$271.5	9.1	$164.5	5.5
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $271.5 million or 9.1% during 2018, as compared to 2017. This increase includes (i) an increase of $18.3 million attributable to the impact of acquisitions and (ii) a decrease of $20.8 million attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $164.5 million or 5.5%. This increase includes the following factors:

•
An increase in programming and copyright costs of $70.1 million or 4.6%, primarily due to increases in U.K./Ireland and Switzerland. This increase is primarily due to higher costs for certain premium and/or basic content, including (i) a $27.8 million increase in costs associated with sports rights in Switzerland and (ii) a $10.3 million increase in costs associated with broadcasting rights in Ireland. The increase in the costs for sports rights in Switzerland is due to the acquisition of the rights to carry live sporting events in connection with the September 2017 launch of our Swiss sports channels. Approximately half of the annual programming costs and the operating and capital costs associated with the production of the related Swiss sports channels are recovered from the revenue earned from the distribution of these sports channels to other cable operators;

•	Higher cost of sales of $51.2 million in Central and Corporate related to customer premises equipment sold to the VodafoneZiggo JV;

•
An increase in mobile handset and other device costs of $35.9 million or 11.0%, primarily due to the net effect of (i) a higher average cost per handset sold in U.K./Ireland and (ii) lower mobile handset and other device sales volumes, primarily due to decreases in U.K./Ireland and Belgium;

•
An increase in interconnect and access costs of $16.5 million or 1.9%, primarily due to the net effect of (i) lower MVNO costs, as a decrease in Belgium of $46.5 million was only partially offset by an increase in Switzerland of $9.0 million, (ii) a $34.3 million increase in U.K./Ireland resulting from the net impact of credits recorded during the second quarter of 2017 ($28.8 million), the fourth quarter of 2017 ($10.5 million) and the second quarter of 2018 ($5.0 million), primarily associated with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, and (iii) higher interconnect and roaming costs, primarily due to increases in U.K./Ireland and Switzerland. The lower MVNO costs in Belgium are primarily attributable to the impact of the migration of mobile subscribers from Telenet’s MVNO arrangement to Telenet’s mobile network, which was completed during the first quarter of 2018. For additional information, see note 15 to our consolidated financial statements; and

•
A decrease of $7.3 million in the U.K. associated with the fourth quarter 2017 modification of a software agreement that resulted in the acquisition of a perpetual license and related conversion of the operating costs to capitalized costs.

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

The details of our other operating expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$877.9	$828.5	$49.4	6.0	$17.5	2.1
Belgium	408.5	395.5	13.0	3.3	(19.1)	(4.7)
Switzerland	158.9	162.8	(3.9)	(2.4)	(5.7)	(3.5)
Central and Eastern Europe	64.0	60.8	3.2	5.3	—	—
Central and Corporate	197.0	202.6	(5.6)	(2.8)	(12.5)	(6.2)
Intersegment eliminations	6.5	8.9	(2.4)	N.M.	(2.4)	N.M.
Total other operating expenses excluding share-based compensation expense	1,712.8	1,659.1	53.7	3.2	$(22.2)	(1.3)
Share-based compensation expense	4.4	4.7	(0.3)	(6.4)
Total	$1,717.2	$1,663.8	$53.4	3.2
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $53.7 million or 3.2% during 2018, as compared to 2017. This increase includes an increase of $14.5 million attributable to the impact of acquisitions. On an organic basis, our other operating expenses decreased $22.2 million or 1.3%. This decrease includes the following factors:

•
An increase in network infrastructure charges in U.K./Ireland of $22.5 million following an increase in the rateable value of existing assets. For additional information, see “Other Regulatory Issues” in note 18 to our consolidated financial statements;

•
A decrease in core network and information technology-related costs of $17.3 million or 5.2%, primarily due to the net effect of (i) a decrease in network maintenance and energy costs, primarily in Central and Corporate, U.K./Ireland and Belgium, (ii) an increase in outsourced data center costs, primarily in Central and Corporate, and (iii) a decrease in information technology-related expenses, primarily in Belgium;

•
A decrease in business service costs of $12.7 million or 6.2%, primarily due to (i) decreased vehicle expenses due to the impact of the conversion of certain operating leases on company vehicles to capital leases, primarily in Belgium, (ii) lower energy costs, primarily in Belgium, and (iii) lower consulting costs, primarily in U.K./Ireland;

•
An increase in personnel costs of $9.3 million or 2.0%, primarily due to the net effect of (i) a higher average cost per employee, primarily due to an increase in U.K./Ireland, (ii) lower staffing levels, as decreases in U.K./Ireland and Belgium were only partially offset by an increase in Central and Corporate, and (iii) higher incentive compensation costs, primarily in U.K./Ireland. A portion of the lower staffing levels in Belgium is attributable to the transfer of certain employees to a newly-formed joint venture that provides network maintenance and customer-facing services to Telenet. Effective with the July 1, 2018 formation of this non-consolidated joint venture, the costs associated with these services are included within our core network and outsourced labor operating expense categories;

•
A decrease in customer service costs of $5.3 million or 2.0%, primarily due to the net effect of (i) lower call center costs, primarily in Belgium, U.K./Ireland and Switzerland, and (ii) an increase in customer premises equipment refurbishment, inventory management and other supply chain costs, as increases in Central and Corporate and Belgium were only partially offset by a decrease in U.K./Ireland;

•
A decrease in encryption costs of $4.6 million in the U.K. associated with the 2018 modification of a service agreement that resulted in the acquisition of a time-based license and related conversion of the operating costs to capitalized costs; and

•
An increase in outsourced labor costs of $4.4 million or 3.7%, primarily associated with customer-facing activities. This increase is largely attributable to the aforementioned July 1, 2018 formation of a non-consolidated joint venture in Belgium.

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

The details of our SG&A expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

U.K./Ireland	$838.7	$829.6	$9.1	1.1	$(24.7)	(3.0)
Belgium	424.6	425.9	(1.3)	(0.3)	(31.9)	(7.3)
Switzerland	165.4	162.4	3.0	1.8	1.0	0.6
Central and Eastern Europe	67.9	66.0	1.9	2.9	(1.1)	(1.7)
Central and Corporate	348.9	356.8	(7.9)	(2.2)	(19.3)	(5.4)
Intersegment eliminations	2.0	(12.7)	14.7	N.M.	14.7	N.M.
Total SG&A expenses excluding share-based compensation expense	1,847.5	1,828.0	19.5	1.1	$(61.3)	(3.3)
Share-based compensation expense	201.6	157.5	44.1	28.0
Total	$2,049.1	$1,985.5	$63.6	3.2
______________

N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Year ended December 31,		Increase (decrease)		Organic decrease
	2018	2017	$	%	$	%
		pro forma
	in millions, except percentages

General and administrative (a)	$1,495.7	$1,436.7	$59.0	4.1	$(2.8)	(0.2)
External sales and marketing	351.8	391.3	(39.5)	(10.1)	(58.5)	(14.7)
Total	$1,847.5	$1,828.0	$19.5	1.1	$(61.3)	(3.3)
______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $19.5 million or 1.1% during 2018, as compared to 2017. This increase includes an increase of $14.0 million attributable to the impact of acquisitions. On an organic basis, our SG&A expenses decreased $61.3 million or 3.3%. This decrease includes the following factors:

•	A decrease in external sales and marketing costs of $58.5 million or 14.7%, primarily due to lower costs associated with advertising campaigns in U.K./Ireland and Belgium;

•
A decrease in personnel costs of $22.4 million or 2.8%, primarily due to the net effect of (i) a lower average cost per employee, primarily due to decreases in Switzerland, Central and Corporate and Poland that were only partially offset by an increase in U.K./Ireland, (ii) lower incentive compensation costs of $9.6 million, primarily in Central and Corporate and U.K./Ireland, (iii) a decrease in temporary personnel costs, primarily in Central and Corporate and Belgium, and (iv) higher staffing levels, as increases in Switzerland and Poland were only partially offset by a decrease in U.K./Ireland. The lower incentive compensation costs are attributable to the expected settlement of a portion of our annual incentive compensation with Liberty Global ordinary shares through a shareholding incentive program that was implemented in the fourth quarter of 2017. This shareholding incentive program resulted in lower incentive compensation expense of $29.1 million during 2018 as compared to 2017, primarily in Central and Corporate. For additional information, see note 14 to our consolidated financial statements;

•
An increase in core network and information technology-related costs of $20.3 million or 11.8%, primarily due to higher information technology-related expenses in Central and Corporate and U.K./Ireland; and

•
A decrease in business service and certain other costs of $14.3 million or 6.8%, primarily due to the net effect of (i) lower consulting costs, primarily due to decreases in Belgium, Central and Corporate and U.K./Ireland, and (ii) a $9.1 million increase related to the settlement of an operational contingency in U.K./Ireland during 2018.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$50.8	$23.9
Non-performance based share-based incentive awards	90.1	93.8
Other (b)	43.4	13.7
Total Liberty Global	184.3	131.4
Telenet share-based incentive awards (c)	19.6	20.7
Other	2.1	10.1
Total	$206.0	$162.2
Included in:
Other operating expenses	$4.4	$4.7
Total SG&A expenses	201.6	157.5
Total	$206.0	$162.2
_______________

(a)	Includes share-based compensation expense related to PSUs, and, through March 2017, the PGUs held by our Chief Executive Officer.

(b)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares will be issued to senior management and key employees pursuant to a shareholding incentive program that was implemented in the fourth quarter of 2017. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

(c)
Represents the share-based compensation expense associated with Telenet’s share-based incentive awards, which, at December 31, 2018, included performance- and non-performance-based stock option awards with respect to 4,494,002 Telenet shares. These stock option awards had a weighted average exercise price of €42.50 ($48.67).

For additional information concerning our share-based compensation, see note 14 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $3,858.2 million and $3,790.6 million during 2018 and 2017, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $69.2 million or 1.8% during 2018, as compared to 2017. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate, Belgium and, to a lesser extent Switzerland, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $248.2 million during 2018, as compared to $79.9 million during 2017.

The 2018 amount primarily includes (i) restructuring charges of $96.4 million, including (a) $42.2 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate, and (b) $40.5 million in Belgium related to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network, and (ii) a provision for litigation of $83.1 million related to a VAT matter in the U.K. recorded during the third quarter of 2018. For additional information regarding Telenet’s exit from its MVNO arrangement, see note 15 to our consolidated financial statements.

The 2017 amount primarily includes (i) restructuring charges of $48.4 million, including $35.2 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate, and (ii) a $40.0 million legal settlement recorded during the third quarter of 2017.

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

For additional information regarding our restructuring charges, see note 15 to our consolidated financial statements. For additional information regarding our impairments, see Critical Accounting Policies, Judgments and Estimates — Impairment of Property and Equipment and Intangible Assets below.

Interest expense

We recognized interest expense of $1,478.7 million and $1,416.1 million during 2018 and 2017, respectively. Excluding the effects of FX, interest expense increased $11.3 million or 0.8% during 2018, as compared to 2017. This increase is primarily attributable to slightly higher weighted average interest rates, partially offset by lower average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 11 to our consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 8 to our consolidated financial statements and under Qualitative and Quantitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Year ended December 31,
	2018	2017
	in millions

Cross-currency and interest rate derivative contracts (a)	$905.8	$(1,145.6)
Equity-related derivative instruments:
ITV Collar	176.7	215.0
Lionsgate Forward	30.1	(11.4)
Sumitomo Collar	(11.8)	(77.4)
Other	2.5	(3.9)
Total equity-related derivative instruments (b)	197.5	122.3
Foreign currency forward and option contracts	22.7	(30.2)
Other	(0.2)	0.7
Total	$1,125.8	$(1,052.8)
_______________

(a)
The gain during 2018 is primarily attributable to the net effect of (i) a net gain associated with changes in the relative value of certain currencies and (ii) a net loss associated with changes in certain market interest rates. In addition, the gain during 2018 includes a net loss of $71.1 million resulting from changes in our credit risk valuation adjustments. The loss during 2017 is primarily attributable to the net effect of (a) a net loss associated with changes in the relative value of certain currencies and (b) a net gain associated with changes in certain market interest rates. In addition, the loss during 2017 includes a net gain of $168.4 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 9 to our consolidated financial statements.

For additional information concerning our derivative instruments, see notes 8 and 9 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

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

	Year ended December 31,
	2018	2017
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$494.3	$(874.3)
U.S. dollar denominated debt issued by British pound sterling functional currency entities	(258.0)	351.9
U.S. dollar denominated debt issued by euro functional currency entities	(222.1)	551.2
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	83.3	(125.5)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(5.5)	(105.9)
Euro denominated debt issued by British pound sterling functional currency entities	5.3	20.2
Yen denominated debt issued by a U.S. dollar functional currency entity	(5.1)	(20.9)
Other	(1.8)	21.8
Total	$90.4	$(181.5)
_______________

(a)
Amounts primarily relate to (i) loans between certain of our non-operating and operating subsidiaries in Europe, which generally are denominated in the currency of the applicable operating subsidiary and (ii) loans between certain of our non-operating subsidiaries in the U.S. and Europe.

For information regarding how we manage our exposure to foreign currency risk, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

Our realized and unrealized gains or losses due to changes in fair values of certain investments and debt include unrealized gains or losses associated with changes in fair values that are non-cash in nature until such time as these gains or losses are realized through cash transactions. For additional information regarding our investments, fair value measurements and debt, see notes 7, 9 and 11, respectively, to our consolidated financial statements. The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2018	2017
	in millions
Investments:
ITV	$(257.8)	$(123.5)
Lionsgate	(86.4)	35.3
ITI Neovision	(24.9)	15.8
Casa	(9.2)	47.9
Sumitomo	(3.4)	238.2
Other, net (a)	(11.5)	14.4
Total investments	(393.2)	228.1
Debt	8.7	(184.7)
Total	$(384.5)	$43.4
_______________

(a)	Amount in 2017 includes gains of $12.7 million related to investments that were sold during the year.

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $65.0 million and $252.2 million during 2018 and 2017, respectively.

The loss during 2018 is primarily attributable to the net effect of (i) the payment of $49.5 million of redemption premiums, (ii) the write-off of $28.2 million of net unamortized deferred financing costs and discounts and (iii) a gain associated with the settlement of the final tranche of the Sumitomo Collar, as described in note 8 to our consolidated financial statements.

The loss during 2017 is primarily attributable to (i) the payment of $138.4 million of redemption premiums and (ii) the write-off of $115.4 million of net unamortized deferred financing costs, discounts and premiums.

For additional information concerning our losses on debt modification and extinguishment, net, see note 11 to our consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2018	2017
	in millions

VodafoneZiggo JV (a)	$11.4	$(70.1)
Other	(20.1)	(25.1)
Total	$(8.7)	$(95.2)
_______________

(a)
Amounts include the net effect of (i) interest income of $59.6 million and $64.3 million, respectively, representing 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2018	2017 (1)
	in millions

Revenue	$4,602.2	$4,488.9
Adjusted OIBDA	$2,009.7	$1,912.6
Operating income (2)	$130.6	$219.4
Non-operating expense (3)	$(598.4)	$(580.3)
Net loss	$(91.6)	$(257.3)
_______________

(1)	Amounts have been presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

(2)	Includes depreciation and amortization of $1,833.6 million and $1,678.5 million, respectively.

(3)	Includes interest expense of $678.3 million and $650.1 million, respectively.

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

For additional information regarding our equity method investments, see note 7 to our consolidated financial statements.

Gain on VodafoneZiggo JV Transaction
In connection with the VodafoneZiggo JV Transaction, we recognized a pre-tax gain during 2016 of $520.8 million. In connection with the finalization of the equalization payment from Vodafone associated with the VodafoneZiggo JV Transaction, we recognized an additional pre-tax gain of $4.5 million during the second quarter of 2017. For additional information, see note 6 to our consolidated financial statements.

Other income, net

We recognized other income, net, of $43.4 million and $46.4 million during 2018 and 2017, respectively. These amounts include (i) credits related to the non-service components of our net periodic pension cost of $18.1 million and $18.2 million, respectively, and (ii) interest and dividend income of $13.4 million and $30.9 million, respectively. In addition, other income, net, for 2018 includes a $12.3 million gain related to the formation of a joint venture in Belgium, representing the excess of the fair value of our ownership interest in the joint venture over the carrying value of the assets that we contributed.

Income tax benefit (expense)

We recognized income tax expense of $1,573.3 million and $238.9 million during 2018 and 2017, respectively.

The income tax expense during 2018 differs from the expected income tax expense of $30.7 million (based on the U.K. statutory income tax rate of 19.00%), primarily due to the net negative impact of (i) the Mandatory Repatriation Tax, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of non-deductible or non-taxable foreign currency exchange results.

The income tax expense during 2017 differs from the expected income tax benefit of $406.4 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Loss from continuing operations

During 2018 and 2017, we reported losses from continuing operations of $1,411.5 million and $2,350.0 million, respectively, consisting of (i) operating income of $839.1 million and $792.4 million, respectively, (ii) net non-operating expense of $677.3 million and $2,903.5 million, respectively, and (iii) income tax expense of $1,573.3 million and $238.9 million, respectively.

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

Earnings (loss) from discontinued operations, net of taxes

Our earnings (loss) from discontinued operations, net of taxes, of $1,163.4 million and ($370.6 million) during 2018 and 2017, respectively, relates to the operations of UPC Austria, the Vodafone Disposal Group, UPC DTH and, for 2017, the LiLAC Group. In addition, we recognized a gain on the sale of UPC Austria of $1,098.1 million during the third quarter of 2018. For additional information, see note 6 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Our net earnings attributable to noncontrolling interests were $124.7 million and $57.5 million during 2018 and 2017, respectively. The increase is primarily attributable to improvements in the results of operations of Telenet and the impact of the Split-off Transaction.

2017 compared to 2016

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$2,786.5	$4,060.0	$(1,273.5)	(31.4)	$(88.0)	(3.0)
Broadband internet	2,979.7	3,579.0	(599.3)	(16.7)	168.5	5.9
Fixed-line telephony	1,599.8	2,149.5	(549.7)	(25.6)	(50.1)	(2.9)
Total subscription revenue	7,366.0	9,788.5	(2,422.5)	(24.7)	30.4	0.4
Non-subscription revenue	343.6	311.9	31.7	10.2	76.8	29.0
Total residential cable revenue	7,709.6	10,100.4	(2,390.8)	(23.7)	107.2	1.4
Residential mobile revenue (c):
Subscription revenue (b)	999.7	1,103.9	(104.2)	(9.4)	(68.3)	(6.3)
Non-subscription revenue	607.1	590.8	16.3	2.8	11.7	1.9
Total residential mobile revenue	1,606.8	1,694.7	(87.9)	(5.2)	(56.6)	(3.4)
Total residential revenue	9,316.4	11,795.1	(2,478.7)	(21.0)	50.6	0.5
B2B revenue (d):
Subscription revenue	367.6	366.3	1.3	0.4	91.0	33.5
Non-subscription revenue	1,372.5	1,487.9	(115.4)	(7.8)	62.4	4.6
Total B2B revenue	1,740.1	1,854.2	(114.1)	(6.2)	153.4	9.5
Other revenue (e)	219.9	81.8	138.1	168.8	10.1	4.9
Total	$11,276.4	$13,731.1	$(2,454.7)	(17.9)	$214.1	1.9
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $253.0 million and $262.2 million during 2017 and 2016, respectively.

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

Total revenue. Our consolidated revenue decreased $2,454.7 million or 17.9% during 2017, as compared to 2016. This decrease includes (i) a decrease of $2,557.8 million attributable to the impact of the VodafoneZiggo JV Transaction, (ii) an increase of $146.6 million attributable to the impact of the BASE Acquisition and other less significant acquisitions and (iii) a decrease of $33.0 million attributable to the impact of dispositions. On an organic basis, our consolidated revenue increased $214.1 million or 1.9%.

Residential revenue. The details of the change in our consolidated residential revenue for 2017, as compared to 2016, are as follows (in millions):

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$39.9
ARPU	(9.5)
Increase in residential cable non-subscription revenue	76.8
Total increase in residential cable revenue	107.2
Decrease in residential mobile subscription revenue	(68.3)
Increase in residential mobile non-subscription revenue	11.7
Total organic increase in residential revenue	50.6
Impact of acquisitions	57.2
Impact of the VodafoneZiggo JV Transaction and disposals	(2,408.9)
Impact of FX	(177.6)
Total decrease in residential revenue	$(2,478.7)

On an organic basis, our consolidated residential cable subscription revenue increased $30.4 million or 0.4% during 2017, as compared to 2016. This increase is attributable to the net effect of (i) an increase from broadband internet services of $168.5 million or 5.9%, attributable to higher ARPU and an increase in the average number of RGUs, (ii) a decrease from video services of $88.0 million or 3.0%, attributable to a decrease in the average number of RGUs and lower ARPU, and (iii) a decrease from fixed-line telephony services of $50.1 million or 2.9%, attributable to the net effect of lower ARPU and an increase in the average number of RGUs.

On an organic basis, our consolidated residential cable non-subscription revenue increased $76.8 million or 29.0% during 2017, as compared to 2016. This increase is primarily due to increases in the U.K., Switzerland and Belgium.

On an organic basis, our consolidated residential mobile subscription revenue decreased $68.3 million or 6.3% during 2017, as compared to 2016. This decrease is primarily due to the net effect of (i) declines in the U.K. and Belgium and (ii) an increase in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $11.7 million or 1.9% during 2017, as compared to 2016. This increase is primarily due to increases in the U.K. and Ireland that were only partially offset by a decrease in Belgium.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $91.0 million or 33.5% during 2017, as compared to 2016. This increase is primarily due to increases in SOHO revenue in Belgium and the U.K.

On an organic basis, our consolidated B2B non-subscription revenue increased $62.4 million or 4.6% during 2017, as compared to 2016. This increase is primarily due to increases in Belgium, Switzerland, the U.K. and Poland.

For additional information concerning the changes in our residential, B2B and other revenue, see Discussion and Analysis of our Reportable Segments above.

Programming and other direct costs of services

The details of our programming and other direct costs of services are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,868.8	$1,946.4	$(77.6)	(4.0)	$(8.4)	(0.4)
Belgium	743.6	734.9	8.7	1.2	(20.7)	(2.8)
Switzerland	211.3	185.6	25.7	13.8	24.9	13.4
Central and Eastern Europe	105.4	96.4	9.0	9.3	4.6	4.8
The Netherlands	—	509.1	(509.1)	(100.0)	—	—
Central and Corporate	45.8	79.8	(34.0)	(42.6)	24.2	130.1
Intersegment eliminations	(1.3)	(52.8)	51.5	N.M.	3.3	N.M.
Total	$2,973.6	$3,499.4	$(525.8)	(15.0)	$27.9	0.9
_______________
N.M. — Not Meaningful.

Our programming and other direct costs of services decreased $525.8 million or 15.0% during 2017, as compared to 2016. This decrease includes (i) a decrease of $522.7 million attributable to the impact of the VodafoneZiggo JV Transaction, (ii) an increase of $51.1 million attributable to the impact of the BASE Acquisition and other less significant acquisitions and (iii) a decrease of $18.3 million attributable to the impact of dispositions. On an organic basis, our programming and other direct costs of services increased $27.9 million or 0.9%. This increase includes the following factors:

•
An increase in programming and copyright costs of $65.8 million or 4.4%, primarily due to increases in U.K./Ireland and Switzerland. This increase is primarily due to (i) higher costs for certain premium and/or basic content, including higher costs for sports rights, primarily in U.K./Ireland and Switzerland, and (ii) growth in the number of enhanced video subscribers, primarily due to increases in U.K./Ireland and Poland that were only partially offset by a decrease in Belgium. The cost for sports rights increased by $28.9 million in Switzerland due to the acquisition of the rights to carry live sporting events in connection with the September 2017 launch of our Swiss sports channels;

•
A decrease in interconnect and access costs of $65.3 million or 7.2%, primarily due to the net effect of (i) a $42.1 million decrease (including $32.3 million and $9.8 million recorded in the second and fourth quarters of 2017, respectively) in U.K./Ireland, in connection with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, (ii) lower MVNO costs, as decreases in Belgium and U.K./Ireland were only partially offset by an increase in Switzerland, (iii) lower fixed-line telephony call volumes due to declines in U.K./Ireland and Switzerland and (iv) an increase of $6.8 million due to the release of an accrual during the second quarter of 2016 related to the settlement of an operational contingency in Belgium; and

•
An increase in mobile handset and other device costs of $30.5 million or 9.3%, primarily due to the net effect of (i) a higher average cost per handset sold in U.K./Ireland and (ii) lower mobile handset and other device sales volumes, primarily due to decreases in Belgium and U.K./Ireland that were only partially offset by an increase in Central and Corporate.

Other operating expenses

The details of our other operating expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages

U.K./Ireland	$824.2	$814.8	$9.4	1.2	$43.6	5.3
Belgium	395.5	361.9	33.6	9.3	10.8	2.9
Switzerland	162.8	164.3	(1.5)	(0.9)	(3.2)	(1.9)
Central and Eastern Europe	60.8	57.9	2.9	5.0	0.5	0.9
The Netherlands	—	346.9	(346.9)	(100.0)	—	—
Central and Corporate	202.6	164.7	37.9	23.0	14.6	8.0
Intersegment eliminations	8.9	10.9	(2.0)	N.M.	(2.3)	N.M.
Total other operating expenses excluding share-based compensation expense	1,654.8	1,921.4	(266.6)	(13.9)	$64.0	4.0
Share-based compensation expense	4.7	3.4	1.3	38.2
Total	$1,659.5	$1,924.8	$(265.3)	(13.8)
_______________
N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $266.6 million or 13.9% during 2017, as compared to 2016. This decrease includes (i) a decrease of $327.6 million attributable to the impact of the VodafoneZiggo JV Transaction and (ii) an increase of $23.0 million attributable to the impact of the BASE Acquisition and other less significant acquisitions. On an organic growth basis, our other operating expenses increased $64.0 million or 4.0%. This increase includes the following factors:

•
An increase in network infrastructure charges in U.K./Ireland of $34.0 million following an increase in the rateable value of existing assets. For additional information, see “Other Regulatory Issues” in note 18 to our consolidated financial statements;

•
A decrease in personnel costs of $16.3 million or 3.1%, due primarily to the net effect of (i) lower staffing levels, as decreases in Central and Corporate and U.K./Ireland were only partially offset by an increase in Belgium, (ii) decreased costs in U.K./Ireland and Belgium resulting from higher capitalized labor costs, (iii) annual wage increases, (iv) lower incentive compensation costs, primarily in U.K./Ireland, and (v) higher costs related to certain employee benefits in Belgium and Central and Corporate. The higher capitalized labor costs in U.K./Ireland are associated with (a) the Network Extensions and (b) increased installations of new customer premises equipment. The higher capitalized labor costs in Belgium are primarily associated with a project to upgrade Telenet’s mobile network;

•	An increase in outsourced labor costs of $14.6 million or 11.4% primarily associated with customer-facing activities in U.K./Ireland;

•
A decrease in vehicle expenses of $7.8 million or 43.2%, a portion of which is due to the impact of the conversion of certain operating leases on company vehicles to capital leases, primarily in U.K./Ireland; and

•
An increase in core network and information technology-related expenses of $7.4 million or 1.6%, primarily due to the net effect of (i) an increase in network maintenance and energy costs, primarily due to increases in Central and Corporate and Switzerland that were only partially offset by a decrease in U.K./Ireland, (ii) a $5.9 million increase in U.K./Ireland associated with the impact of the settlement of an operational contingency during the first quarter of 2016 and (iii) a decrease in information technology-related expenses, primarily due to a decrease in U.K./Ireland that was only partially offset by an increase in Central and Corporate.

SG&A expenses

The details of our SG&A expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2017	2016	$	%	$	%
	in millions, except percentages

U.K./Ireland	$821.7	$825.9	$(4.2)	(0.5)	$25.8	(3.1)
Belgium	425.9	420.7	5.2	1.2	(25.1)	(5.7)
Switzerland	163.4	164.7	(1.3)	(0.8)	(1.8)	(1.1)
Central and Eastern Europe	67.8	59.6	8.2	13.8	5.4	9.1
The Netherlands	—	362.1	(362.1)	(100.0)	—	—
Central and Corporate	356.8	413.2	(56.4)	(13.6)	(52.0)	(12.8)
Intersegment eliminations	(12.7)	(16.3)	3.6	N.M.	3.6	N.M.
Total SG&A expenses excluding share-based compensation expense	1,822.9	2,229.9	(407.0)	(18.3)	$(44.1)	(2.3)
Share-based compensation expense	157.5	264.7	(107.2)	(40.5)
Total	$1,980.4	$2,494.6	$(514.2)	(20.6)
 ______________
N.M. — Not Meaningful.

Supplemental SG&A expense information:

	Year ended December 31,		Decrease		Organic decrease
	2017	2016	$	%	$	%
	in millions, except percentages

General and administrative (a)	$1,431.5	$1,732.2	$(300.7)	(17.4)	$(42.0)	(2.8)
External sales and marketing	391.4	497.7	(106.3)	(21.4)	(2.1)	(0.5)
Total	$1,822.9	$2,229.9	$(407.0)	(18.3)	$(44.1)	(2.3)
______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $407.0 million or 18.3% during 2017, as compared to 2016. This decrease includes (i) a decrease of $368.0 million attributable to the impact of the VodafoneZiggo JV Transaction and (ii) an increase of $32.4 million attributable to the impact of the BASE Acquisition and other less significant acquisitions. On an organic basis, our SG&A expenses decreased $44.1 million or 2.3%. This decrease includes the following factors:

•
A decrease in personnel costs of $45.8 million or 5.5% due primarily to the net effect of (i) decreased staffing levels, primarily due to decreases in Central and Corporate and Belgium, (ii) lower incentive compensation costs, primarily due to decreases in Central and Corporate and U.K./Ireland that were only partially offset by increases in Belgium and Switzerland, and (iii) annual wage increases. The lower incentive compensation costs include a decrease of $12.5 million, primarily in Central and Corporate, attributable to the then expected settlement of a portion of our annual incentive compensation with Liberty Global ordinary shares through a shareholding incentive program that was implemented in the fourth quarter of 2017;

•
A decrease in business service costs of $42.2 million or 25.6%, primarily due to the net effect of (i) a decrease in consulting costs, primarily Central and Corporate and Belgium, and (ii) lower audit and legal fees. The decrease in consulting costs in Belgium includes an aggregate decrease of $6.3 million related to costs incurred during 2016 associated with the integration of BASE with our operations in Belgium;

•	An increase in core network and information technology-related expenses of $17.1 million or 16.8%, primarily due to an increase in information technology-related expenses in U.K./Ireland;

•
An increase in external sales and marketing costs of $9.0 million or 1.9%, primarily due to (i) higher third-party sales commissions, primarily due to an increase in U.K./Ireland and (ii) higher costs associated with advertising campaigns, primarily due to an increase in Switzerland; and

•	An increase in customer service costs of $7.8 million or 26.7%, primarily due to higher call center costs in U.K./Ireland.

Share-based compensation expense (included in other operating and SG&A expenses)

A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$23.9	$150.6
Non-performance based share-based incentive awards	93.8	96.4
Other (b)	13.7	—
Total Liberty Global	131.4	247.0
Telenet share-based incentive awards (c)	20.7	12.2
Other	10.1	8.9
Total	$162.2	$268.1
Included in:
Other operating expenses	$4.7	$3.4
Total SG&A expenses	157.5	264.7
Total	$162.2	$268.1
 ________________

(a)	Includes share-based compensation expense related to PSUs, the Challenge Performance Awards and PGUs.

(b)	Represents annual incentive compensation and defined contribution plan liabilities that were settled with Liberty Global ordinary shares.

(c)	Represents the share-based compensation expense associated with Telenet’s share-based incentive awards.

For additional information concerning our share-based compensation, see note 14 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $3,790.6 million and $4,117.7 million during 2017 and 2016, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $252.9 million or 6.1% during 2017, as compared to 2016. This decrease is primarily due to the net effect of (i) a decrease associated with the VodafoneZiggo JV Transaction, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate, Switzerland and, to a lesser extent Belgium, and (iv) an increase due to accelerated depreciation, primarily in U.K./Ireland.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $79.9 million during 2017, as compared to $124.5 million during 2016.

The 2017 amount primarily includes (i) restructuring charges of $48.4 million, including $35.2 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate, and (ii) a $40.0 million legal settlement recorded during the third quarter of 2017.

The 2016 amount primarily includes (i) restructuring charges of $90.2 million, including (a) $62.8 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, Central and Corporate and the Netherlands, and (b) contract termination charges of $24.2 million, primarily in Central and Corporate, and (ii) direct acquisition costs of $45.3 million, primarily related to the VodafoneZiggo JV Transaction and the BASE Acquisition.

For information regarding our acquisitions, see note 5 to our consolidated financial statements. For information regarding the VodafoneZiggo JV Transaction, see note 6 to our consolidated financial statements.

For additional information regarding our restructuring charges, see note 15 to our consolidated financial statements.

Interest expense

We recognized interest expense of $1,416.1 million and $1,866.1 million during 2017 and 2016, respectively. Excluding the effects of FX, interest expense decreased $422.0 million or 22.6% during 2017, as compared to 2016. This decrease is primarily attributable to (i) lower average outstanding debt balances, largely due to a decrease related to the VodafoneZiggo JV Transaction and (ii) lower weighted average interest rates related to the completion of certain financing transactions that resulted in extended maturities and decreases to certain of our interest rates. For additional information regarding our outstanding indebtedness, see note 11 to our consolidated financial statements.

Realized and unrealized gains (losses) on derivative instruments, net

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2017	2016
	in millions

Cross-currency and interest rate derivative contracts (a)	$(1,145.6)	$668.5
Equity-related derivative instruments:
ITV Collar	215.0	351.5
Sumitomo Collar	(77.4)	(25.6)
Lionsgate Forward	(11.4)	10.1
Other	(3.9)	1.6
Total equity-related derivative instruments (b)	122.3	337.6
Foreign currency forward and option contracts	(30.2)	17.0
Other	0.7	(0.8)
Total	$(1,052.8)	$1,022.3
 _______________

(a)
The loss during 2017 is primarily attributable to the net effect of (i) a net loss associated with changes in the relative value of certain currencies and (ii) a net gain associated with changes in certain market interest rates. In addition, the loss during 2017 includes a net gain of $168.4 million resulting from changes in our credit risk valuation adjustments. The gain during 2016 is primarily attributable to the net effect of (a) a net gain associated with changes in the relative value of certain currencies and (b) a net loss associated with changes in certain market interest rates. In addition, the gain during 2016 includes a net loss of $26.5 million resulting from changes in our credit risk valuation adjustments.

(b)	For information concerning the factors that impact the valuations of our equity-related derivative instruments, see note 9 to our consolidated financial statements.

For additional information concerning our derivative instruments, see notes 8 and 9 to our consolidated financial statements and Quantitative and Qualitative Disclosures about Market Risk below.

Foreign currency transaction gains (losses), net

The details of our foreign currency transaction gain (losses), net, are as follows:

	Year ended December 31,
	2017	2016
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$(874.3)	$731.3
U.S. dollar denominated debt issued by euro functional currency entities	551.2	(411.9)
U.S. dollar denominated debt issued by British pound sterling functional currency entities	351.9	(1,105.7)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	(125.5)	251.2
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(105.9)	203.2
Yen denominated debt issued by a U.S. dollar functional currency entity	(20.9)	(40.3)
Euro denominated debt issued by British pound sterling functional currency entities	20.2	75.7
Other	21.8	(29.8)
Total	$(181.5)	$(326.3)
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

Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net

The details of our realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net, are as follows:

	Year ended December 31,
	2017	2016
	in millions
Investments:
Sumitomo	$238.2	$67.2
ITV	(123.5)	(608.6)
Casa	47.9	23.9
Lionsgate	35.3	(33.4)
Other, net (a)	30.2	112.0
Total investments	228.1	(438.9)
Debt	(184.7)	(17.2)
Total	$43.4	$(456.1)
_______________

(a)	Amounts for 2017 and 2016 include gains of $12.7 million and $84.4 million, respectively, related to investments that were sold during the respective year.

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $252.2 million and $233.8 million during 2017 and 2016, respectively.

The loss during 2017 is primarily attributable to (i) the payment of $138.4 million of redemption premiums and (ii) the write-off of $115.4 million of net unamortized deferred financing costs, discounts and premiums.

The loss during 2016 is primarily attributable to (i) the payment of $128.8 million of redemption premiums and (ii) the write-off of $95.4 million of net unamortized deferred financing costs, discounts and premiums.

For additional information concerning our losses on debt modification and extinguishment, net, see note 11 to our consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2017	2016
	in millions

VodafoneZiggo JV (a)	$(70.1)	$—
Other	(25.1)	(111.6)
Total	$(95.2)	$(111.6)
_______________

(a)
Amount in 2017 includes the net effect of (i) $64.3 million, representing 100% of the interest income earned on the VodafoneZiggo JV Receivable, (ii) 100% of the share-based compensation expense associated with Liberty Global awards held by VodafoneZiggo JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (iii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. During 2017, the VodafoneZiggo JV generated (a) revenue of $4,512.5 million, (b) Adjusted OIBDA of $1,910.6 million, (c) operating income of $217.6 million, (d) net non-operating expenses of $580.5 million (including $650.1 million of interest expense) and (e) a net loss of $259.3 million. The VodafoneZiggo JV’s operating income includes depreciation and amortization of $1,678.5 million.

Gain on VodafoneZiggo JV Transaction
In connection with the VodafoneZiggo JV Transaction, we recognized a pre-tax gain during 2016 of $520.8 million, net of the recognition of a cumulative foreign currency translation loss of $714.5 million. In connection with the finalization of the equalization payment from Vodafone associated with the VodafoneZiggo JV Transaction, we recognized an additional pre-tax gain of $4.5 million during the second quarter of 2017. For additional information, see note 6 to our consolidated financial statements.

Other income, net

We recognized other income, net, of $46.4 million and $124.0 million during 2017 and 2016, respectively. These amounts include (i) interest and dividend income of $30.9 million and $36.2 million, respectively, and (ii) credits related to the non-service components of our net periodic pension cost of $18.2 million and $14.7 million, respectively. In addition, the 2016 amount includes income of $69.8 million, representing our share of the settlement of certain litigation.

Income tax benefit (expense)

We recognized income tax benefit (expense) of ($238.9 million) and $1,407.0 million during 2017 and 2016, respectively.

The income tax expense during 2017 differs from the expected income tax benefit of $406.4 million (based on the blended U.K. statutory income tax rate of 19.25%) primarily due to the net negative impact of (i) an increase in valuation allowances, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and affiliates. The net negative impact of these items was partially offset by the net positive impact of statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

The income tax benefit during 2016 differs from the expected income tax expense of $48.7 million (based on the U.K. statutory income tax rate of 20.0%) primarily due to the net positive impact of (i) a decrease in valuation allowances, including tax benefits of $1.1 billion recognized in the Netherlands upon the release of valuation allowances in the fourth quarter of 2016, (ii) the recognition of previously unrecognized tax benefits, (iii) non-deductible or non-taxable foreign currency exchange results, (iv) the tax effect of intercompany financing and (v) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate. The release of valuation allowances in the Netherlands is attributable to a significant improvement in our forecast of taxable income in the Netherlands, due to, among other factors, the impacts of contributing VodafoneZiggo Holding to the VodafoneZiggo JV on December 31, 2016, as further described in note 6 to our consolidated financial statements. The net positive impact of these items was partially offset by the net negative impact of a reduction in net deferred tax assets in the U.K. and other countries due to enacted changes in tax law.

For additional information concerning our income taxes, see note 12 to our consolidated financial statements.

Earnings (loss) from continuing operations

During 2017 and 2016, we reported earnings (loss) from continuing operations of ($2,350.0 million) and $1,650.3 million, respectively, consisting of (i) operating income of $792.4 million and $1,570.1 million, respectively, (ii) net non-operating expense of $2,903.5 million and $1,326.8 million, respectively, and (iii) income tax benefit (expense) of ($238.9 million) and $1,407.0 million, respectively.

Earnings (loss) from discontinued operations, net of taxes

Our earnings (loss) from discontinued operations, net of taxes, of ($370.6 million) and $117.0 million during 2017 and 2016 relates to the operations of UPC Austria, the Vodafone Disposal Group, UPC DTH and the LiLAC Group. For additional information, see note 6 to our consolidated financial statements.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2018 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$10.8
Unrestricted subsidiaries (b)	1,333.2
Total Liberty Global and unrestricted subsidiaries	1,344.0
Borrowing groups (c):
Telenet	100.5
UPC Holding	14.8
Virgin Media (d)	21.2
Total borrowing groups	136.5
Total cash and cash equivalents	$1,480.5
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $10.8 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $1,333.2 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at December 31, 2018. Our remaining cash and cash equivalents of $136.5 million at December 31, 2018 were held by our borrowing groups as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2018, see note 11 to our consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iii) principal and interest payments received with respect to the VodafoneZiggo JV Receivable and (iv) cash received with respect to transitional services provided to the VodafoneZiggo JV, Deutsche Telekom and Liberty Latin America.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the disposition of UPC Austria and the pending dispositions of the Vodafone Disposal Group and UPC DTH, see note 6 to our consolidated financial statements. For information regarding the liquidity impact of the pending sale of our operations in Switzerland, see note 21 to our consolidated financial statements.

At December 31, 2018, our consolidated cash and cash equivalents balance included $1,455.1 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis, our expectations with respect to our corporate liquidity requirements and our preliminary assessment of the 2017 U.S. Tax Act, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowing arrangement with respect to the ITV Collar Loan and (iii) principal payments on the ITV Collar Loan and our secured borrowing arrangement with respect to the Lionsgate Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $13.0 billion at December 31, 2018 with varying maturity dates). For information regarding our commitments and contingencies, see note 18 to our consolidated financial statements.

During 2018, the aggregate amount of our share repurchases was $2,010.0 million, including direct acquisition costs. In July 2018, our board of directors authorized an additional $500.0 million of share repurchases through July 2019. At December 31, 2018, the remaining amount authorized for share repurchases was $566.2 million. As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our Distributable Reserves. For additional information regarding our share repurchase programs and Distributable Reserves, see note 13 to our consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2018, see note 11 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 18 to our consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our December 31, 2018 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2018 was 5.0x. In addition, the ratio of our December 31, 2018 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended December 31, 2018 was 4.8x. Consistent with how we calculate our leverage ratios under our debt agreements, these ratios are presented on a basis that includes the debt and Adjusted OIBDA of both our continuing and discontinued operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At December 31, 2018, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2018, the outstanding principal amount of our consolidated debt, together with our capital lease obligations, aggregated $29.9 billion, including $3.6 billion that is classified as current in our consolidated balance sheet and $22.7 billion that is not due until 2024 or thereafter. All of our consolidated debt and capital lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2018. For additional information concerning our debt maturities, see note 11 to our consolidated financial statements.

Notwithstanding our negative working capital position at December 31, 2018, we believe that we have sufficient resources to repay or refinance the current portion of our debt and capital lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and capital lease obligations, see note 11 to our consolidated financial statements.

Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Consolidated Statements of Cash Flows — 2018 compared to 2017

Summary. The 2018 and 2017 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2018	2017	Change
	in millions

Net cash provided by operating activities	$3,985.0	$3,442.7	$542.3
Net cash provided by investing activities	601.5	781.0	(179.5)
Net cash used by financing activities	(6,286.6)	(4,504.2)	(1,782.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(43.2)	114.2	(157.4)
Net decrease in cash and cash equivalents and restricted cash	$(1,743.3)	$(166.3)	$(1,577.0)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided by our Adjusted OIBDA and related working capital items, (ii) an increase in cash provided due to higher cash receipts related to derivative instruments and (iii) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. The decrease in net cash provided by our investing activities is primarily attributable to the net effect of (i) an increase in cash provided of $2,058.2 million in connection with net proceeds received from the sale of UPC Austria, (ii) a decrease in cash provided of $1,569.4 million related to distributions received from affiliates during 2017, (iii) a decrease in cash provided of $845.3 million associated with the equalization payment received during 2017 in connection with the completion of the VodafoneZiggo JV Transaction, (iv) an increase in cash provided of $331.4 million associated with lower cash paid in connection with acquisitions and (v) a decrease in cash provided of $203.0 million due to higher capital expenditures. Capital expenditures increased from $1,250.0 million during 2017 to $1,453.0 million during 2018 due to the net effect of (a) an increase in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, (b) a decrease in proceeds received for transfers to related parties and (c) an increase resulting from FX.

The capital expenditures that we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or capital lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or capital lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or capital lease arrangements. For further details regarding our property and equipment additions, see note 19 to our consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2018	2017
	in millions

Property and equipment additions	$3,705.6	$3,703.5
Assets acquired under capital-related vendor financing arrangements	(2,175.5)	(2,336.2)
Assets acquired under capital leases	(102.4)	(106.7)
Changes in current liabilities related to capital expenditures	25.3	(10.6)
Capital expenditures	$1,453.0	$1,250.0

Capital expenditures, net:
Third-party payments	$1,552.7	$1,586.5
Proceeds received for transfers to related parties (a)	(99.7)	(336.5)
Total capital expenditures, net	$1,453.0	$1,250.0
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The increase in our property and equipment additions during 2018 is primarily due to the net effect of (i) an increase due to FX and (ii) a decrease in local currency expenditures of our subsidiaries, primarily due to the net effect of (a) a decrease in expenditures for new build and upgrade projects, (b) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, (c) an increase in expenditures for the purchase and installation of customer premises equipment and (d) an increase in expenditures to support new customer products and operational efficiency initiatives. During 2018 and 2017, our property and equipment additions represented 31.0% and 32.8% of revenue, respectively.
We expect our 2019 property and equipment additions to decline significantly as compared to our 2018 property and equipment additions. The actual amount of our 2019 property and equipment additions may vary from our expectations for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results or (d) foreign currency exchange rates and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $2,812.0 million related to higher net repayments and repurchases of debt and capital lease obligations, (ii) a decrease in cash used of $966.3 million due to lower repurchases of Liberty Global ordinary shares, (iii) an increase in cash used of $277.3 million related to higher distributions by subsidiaries to noncontrolling interests and (iv) a decrease in cash used of $250.9 million due to higher cash receipts related to derivative instruments.

Consolidated Statements of Cash Flows — 2017 compared to 2016

Summary. The 2017 and 2016 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2017	2016	Change
	in millions

Net cash provided by operating activities	$3,442.7	$3,873.7	$(431.0)
Net cash provided (used) by investing activities	781.0	(6,000.1)	6,781.1
Net cash provided (used) by financing activities	(4,504.2)	1,336.8	(5,841.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	114.2	(40.1)	154.3
Net decrease in cash and cash equivalents and restricted cash	$(166.3)	$(829.7)	$663.4

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

Investing Activities. The change in net cash provided (used) by our investing activities is primarily attributable to increases in cash of (i) $3,150.1 million due to cash and cash equivalents and restricted cash contributed to the VodafoneZiggo JV in connection with the VodafoneZiggo JV Transaction during 2016, (ii) $1,569.4 million related to distributions received from affiliates during 2017, (iii) $979.5 million associated with lower cash paid in connection with acquisitions, (iv) $845.3 million associated with the equalization payment received during 2017 in connection with the completion of the VodafoneZiggo JV Transaction and (v) $293.7 million due to lower capital expenditures. Capital expenditures decreased from $1,539.9 million during 2016 to $1,250.0 million during 2017 due to the net effect of (a) a decrease due to the impact of the VodafoneZiggo JV Transaction, (b) an increase in proceeds received for transfers to related parties and (c) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of higher capital-related vendor financing.

A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures as reported in our consolidated statements of cash flows is set forth below:

	Year ended December 31,
	2017	2016
	in millions

Property and equipment additions	$3,703.5	$3,733.8
Assets acquired under capital-related vendor financing arrangements	(2,336.2)	(1,811.2)
Assets acquired under capital leases	(106.7)	(100.4)
Changes in current liabilities related to capital expenditures	(10.6)	(282.3)
Capital expenditures	$1,250.0	$1,539.9

Capital expenditures, net:
Third-party payments	$1,586.5	$1,738.2
Proceeds received for transfers to related parties (a)	(336.5)	(198.3)
Total capital expenditures, net	$1,250.0	$1,539.9
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The increase in the our property and equipment additions during 2017 is due to the net effect of (i) an increase in local currency expenditures of our subsidiaries, primarily due to the net effect of (a) a decrease due to the impact of the VodafoneZiggo JV

Transaction, (b) an increase in expenditures to support new customer products and operational efficiency initiatives, (c) an increase in expenditures for new build and upgrade products, (d) an increase in expenditures for the purchase and installation of customer premises equipment and (e) a decrease in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems and (ii) a decrease due to FX. During 2017 and 2016, our property and equipment additions represented 32.8% and 27.2% of revenue, respectively.

Financing Activities. The change in net cash provided (used) by our financing activities is primarily attributable to decreases in cash of (i) $4,812.3 million associated with lower net borrowings of debt and (ii) $1,007.9 million due to higher cash payments associated with the repurchase of Liberty Global ordinary shares.

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

The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2018	2017	2016
	in millions

Net cash provided by operating activities of our continuing operations (a)	$3,985.0	$3,442.7	$3,873.7
Cash payments for direct acquisition and disposition costs	23.0	8.7	29.3
Expenses financed by an intermediary (b)	1,883.7	1,343.9	748.8
Capital expenditures, net	(1,453.0)	(1,250.0)	(1,539.9)
Principal payments on amounts financed by vendors and intermediaries	(4,258.0)	(2,721.5)	(1,870.5)
Principal payments on certain capital leases	(72.9)	(78.6)	(103.9)
Adjusted free cash flow	$107.8	$745.2	$1,137.5
_______________

(a)
Amounts include interest payments related to debt that has been or may be repaid in connection with the completion of the dispositions of UPC Austria, the Vodafone Disposal Group and UPC DTH. These interest payments have not been allocated to discontinued operations.

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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of December 31, 2018:

	Payments due during:
	2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Debt (excluding interest)	$3,537.5	$269.8	$2,320.2	$673.3	$108.7	$22,405.8	$29,315.3
Capital leases (excluding interest)	78.2	74.0	66.0	67.7	70.2	265.2	621.3
Network and connectivity commitments	629.4	282.1	243.6	60.3	44.1	776.4	2,035.9
Programming commitments	858.0	558.7	286.2	52.1	14.2	44.9	1,814.1
Purchase commitments	742.8	243.9	88.5	31.9	20.4	45.5	1,173.0
Operating leases	123.9	85.4	66.6	54.3	46.8	178.6	555.6
Other commitments	27.0	3.2	0.5	0.3	—	—	31.0
Total (a)	$5,996.8	$1,517.1	$3,071.6	$939.9	$304.4	$23,716.4	$35,546.2
Projected cash interest payments on debt and capital lease obligations (b)	$1,249.9	$1,330.2	$1,286.2	$1,219.2	$1,198.4	$3,531.8	$9,815.7
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our December 31, 2018 consolidated balance sheet other than debt and capital lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($637.3 million at December 31, 2018) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt and capital lease obligations, see note 11 to our consolidated financial statements. For information concerning our commitments, see note 18 to our consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2018, 2017 and 2016, see note 8 to our consolidated financial statements. For information concerning our defined benefit plans, see note 16 to our consolidated financial statements.

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

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 67.2% of the total assets of our continuing operations at December 31, 2018.

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

When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of one of our reporting units, Telenet, is publicly traded in an active market. For this reporting unit, our fair value determination is based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2018 qualitative assessment of our reporting unit carrying values, we determined that it was more-likely-than-not that fair value exceeded carrying value for all of our reporting units.

During the three years ended December 31, 2018, we did not record any significant impairment charges with respect to our property and equipment and intangible assets. For additional information regarding our long-lived assets, see note 10 to our consolidated financial statements.

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

Recurring Valuations. We perform recurring fair value measurements with respect to our derivative instruments, our fair value method investments and certain instruments that we classify as debt, each of which are carried at fair value. We use (i) cash flow valuation models to determine the fair values of our interest rate and foreign currency derivative instruments and (ii) a Black Scholes option pricing model to determine the fair values of our equity-related derivative instruments. We use quoted market prices when available and, when not available, we use a combination of an income approach (discounted cash flows) and a market approach (market multiples of similar businesses) to determine the fair value of our fair value method investments. For a detailed discussion of the inputs we use to determine the fair value of our derivative instruments and fair value method investments, see note 9 to our consolidated financial statements. See also notes 7 and 8 to our consolidated financial statements for information concerning our fair value method investments and derivative instruments, respectively.

Changes in the fair values of our derivative instruments, fair value method investments and certain instruments that we classify as debt have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2018, 2017 and 2016, we recognized net gains (losses) of $741.3 million, ($1,009.4 million) and $583.4 million, respectively, attributable to changes in the fair values of these items.

As further described in note 9 to our consolidated financial statements, actual amounts received or paid upon the settlement or disposition of these investments and instruments may differ materially from the recorded fair values at December 31, 2018.

For information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions, see Quantitative and Qualitative Disclosures About Market Risk — Sensitivity Information below.

Nonrecurring Valuations. Our nonrecurring valuations are primarily associated with (i) the application of acquisition accounting and (ii) impairment assessments, both of which require that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates, remaining useful lives of long-lived assets, replacement or reproduction costs of property and equipment and the amounts to be recovered in future periods from acquired net operating losses and other deferred tax assets. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates in this area impact, among other items, the amount of depreciation and amortization, impairment charges and income tax expense or benefit that we report. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. A significant portion of our long-lived assets were initially recorded through the application of acquisition accounting and all of our long-lived assets are subject to impairment assessments. For additional information, see note 9 to our consolidated financial statements. For information regarding our acquisitions and long-lived assets, see notes 5 and 10 to our consolidated financial statements, respectively.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2018, the aggregate valuation allowance provided against deferred tax assets was $4,094.7 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2018 consolidated balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2018, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $857.8 million, of which $759.8 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

We are required to continually assess our tax positions, and the results of tax examinations or changes in judgment can result in substantial changes to our unrecognized tax benefits.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At December 31, 2018, $670.2 million or 45.3%, $646.0 million or 43.6% and $151.3 million or 10.2% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

We are exposed to market price fluctuations related to our investments in ITV and Lionsgate shares. At December 31, 2018, the aggregate fair value of these investments was $634.2 million and $77.5 million, respectively. All of our ITV shares are held through the ITV Collar, and 50% of our Lionsgate shares are held through the Lionsgate Forward. For information concerning the terms of (i) the ITV Collar and ITV Collar Loan and (ii) the Lionsgate Forward and Lionsgate Loan, see note 8 to our consolidated financial statements. For those shares that are held through the ITV Collar and the Lionsgate Forward, our exposure to market risk is limited. For additional information concerning our investments in ITV and Lionsgate shares, see note 7 to our consolidated financial statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2018, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 8 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. For additional information concerning our foreign currency forward contracts, see note 8 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended December 31, 2018 was to the British pound sterling and euro as 52.9% and

32.4% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the British pound sterling and euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview above.

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	As of December 31,
	2018	2017
Spot rates:
Euro	0.8732	0.8318
British pound sterling	0.7846	0.7394
Swiss franc	0.9828	0.9736
Hungarian forint	280.21	258.41
Polish zloty	3.7454	3.4730
Czech koruna	22.471	21.243
Romanian lei	4.0640	3.8830

	Year ended December 31,
	2018	2017	2016
Average rates:
Euro	0.8472	0.8852	0.9035
British pound sterling	0.7498	0.7767	0.7407
Swiss franc	0.9781	0.9847	0.9852
Hungarian forint	270.21	274.34	281.52
Polish zloty	3.6108	3.7766	3.9441
Czech koruna	21.734	23.374	24.437
Romanian lei	3.9430	4.0514	4.0594

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

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of our borrowing groups and the variable-rate debt of certain of our other subsidiaries.

In general, we seek to enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. For additional information concerning the impacts of these interest rate derivative instruments, see note 8 to our consolidated financial statements.

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

Weighted Average Variable Interest Rate. At December 31, 2018, the outstanding principal amount of our variable-rate indebtedness aggregated $11.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.2%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $58.5 million. As discussed above and in note 8 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At December 31, 2018, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $617.3 million, (ii) cash and cash equivalent and restricted cash balances of $1,498.3 million and (iii) aggregate undrawn debt facilities of $2,503.8 million.

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

Sensitivity Information

Information concerning the sensitivity of the fair value of certain of our more significant derivative instruments to changes in market conditions is set forth below. The potential changes in fair value set forth below do not include any amounts associated with the remeasurement of the derivative asset or liability into the applicable functional currency. For additional information, see notes 8 and 9 to our consolidated financial statements.

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2018, an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £560 million ($714 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €420 million ($481 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €242 million ($277 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €92 million ($105 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2018:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €330 million ($378 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross currency, interest rate cap and swap contracts by approximately €106 million ($121 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of December 31, 2018. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 8 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	2019	2020	2021	2022	2023	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(27.1)	$(116.3)	$(94.0)	$(113.8)	$(131.2)	$(163.1)	$(645.5)
Principal-related (b)	5.7	62.5	(155.7)	(243.7)	(129.3)	(787.4)	(1,247.9)
Other (c)	19.3	(55.3)	(489.2)	(183.6)	—	—	(708.8)
Total	$(2.1)	$(109.1)	$(738.9)	$(541.1)	$(260.5)	$(950.5)	$(2,602.2)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Liberty Global are filed under this Item, beginning on page II-62. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2018. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-60.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-61.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Global plc:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Global plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty Global plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Global plc and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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
Denver, Colorado
February 27, 2019

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,480.5	$1,672.4
Trade receivables, net	1,342.1	1,404.5
Derivative instruments (note 8)	394.2	494.4
Prepaid expenses	171.4	133.1
Current assets of discontinued operations (note 6)	356.5	276.0
Other current assets (notes 4 and 7)	396.7	351.2
Total current assets	4,141.4	4,331.6
Investments and related notes receivable (including $1,174.8 million and $2,315.3 million, respectively, measured at fair value on a recurring basis) (note 7)	5,121.8	6,671.4
Property and equipment, net (note 10)	13,878.9	14,149.0
Goodwill (note 10)	13,715.8	14,354.1
Deferred tax assets (note 12)	2,488.2	3,133.1
Long-term assets of discontinued operations (note 6)	10,174.6	11,237.4
Other assets, net (notes 4, 8, 10 and 12)	3,632.9	3,720.2
Total assets	$53,153.6	$57,596.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2018	2017
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$874.3	$926.0
Deferred revenue	847.1	936.6
Current portion of debt and capital lease obligations (note 11)	3,615.2	3,667.5
Accrued capital expenditures	543.2	580.8
Current liabilities of discontinued operations (note 6)	1,967.5	1,635.9
Other accrued and current liabilities (notes 8 and 15)	2,458.8	2,219.0
Total current liabilities	10,306.1	9,965.8
Long-term debt and capital lease obligations (note 11)	26,190.0	28,977.0
Long-term liabilities of discontinued operations (note 6)	10,072.4	10,014.4
Other long-term liabilities (notes 8, 12, 15 and 16)	2,436.8	2,246.6
Total liabilities	49,005.3	51,203.8

Commitments and contingencies (notes 5, 8, 11, 12, 16 and 18)

Equity (note 13):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 204,450,499 and 219,668,579 shares, respectively	2.0	2.2
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 11,099,593 and 11,102,619 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 531,174,389 and 584,332,055 shares, respectively	5.3	5.8
Additional paid-in capital	9,214.5	11,358.6
Accumulated deficit	(5,172.2)	(6,217.6)
Accumulated other comprehensive earnings, net of taxes	631.8	1,656.0
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	4,681.4	6,805.0
Noncontrolling interests	(533.1)	(412.0)
Total equity	4,148.3	6,393.0
Total liabilities and equity	$53,153.6	$57,596.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017	2016
	in millions, except per share amounts

Revenue (notes 4, 7 and 19)	$11,957.9	$11,276.4	$13,731.1
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	3,246.1	2,973.6	3,499.4
Other operating (note 14)	1,717.2	1,659.5	1,924.8
Selling, general and administrative (SG&A) (note 14)	2,049.1	1,980.4	2,494.6
Depreciation and amortization (note 10)	3,858.2	3,790.6	4,117.7
Impairment, restructuring and other operating items, net (notes 5, 15 and 16)	248.2	79.9	124.5
	11,118.8	10,484.0	12,161.0
Operating income	839.1	792.4	1,570.1
Non-operating income (expense):
Interest expense	(1,478.7)	(1,416.1)	(1,866.1)
Realized and unrealized gains (losses) on derivative instruments, net (note 8)	1,125.8	(1,052.8)	1,022.3
Foreign currency transaction gains (losses), net	90.4	(181.5)	(326.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 7, 9 and 11)	(384.5)	43.4	(456.1)
Losses on debt modification and extinguishment, net (note 11)	(65.0)	(252.2)	(233.8)
Share of results of affiliates, net (note 7)	(8.7)	(95.2)	(111.6)
Gain on the VodafoneZiggo JV Transaction (note 6)	—	4.5	520.8
Other income, net	43.4	46.4	124.0
	(677.3)	(2,903.5)	(1,326.8)
Earnings (loss) from continuing operations before income taxes	161.8	(2,111.1)	243.3
Income tax benefit (expense) (note 12)	(1,573.3)	(238.9)	1,407.0
Earnings (loss) from continuing operations	(1,411.5)	(2,350.0)	1,650.3
Discontinued operations (note 6):
Earnings (loss) from discontinued operations, net of taxes	1,163.4	(370.6)	117.0
Gain on disposal of discontinued operations, net of taxes	1,098.1	—	—
	2,261.5	(370.6)	117.0
Net earnings (loss)	850.0	(2,720.6)	1,767.3
Net earnings attributable to noncontrolling interests	(124.7)	(57.5)	(62.0)
Net earnings (loss) attributable to Liberty Global shareholders	$725.3	$(2,778.1)	$1,705.3

Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 3)	$(1.97)	$(2.86)	$1.83

Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 3)	$(1.97)	$(2.86)	$1.81

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2018	2017	2016
	in millions

Net earnings (loss)	$850.0	$(2,720.6)	$1,767.3
Other comprehensive earnings (loss), net of taxes (note 17):
Continuing operations:
Foreign currency translation adjustments	(897.9)	1,898.7	(1,909.8)
Reclassification adjustments included in net earnings (loss) (note 6)	(2.3)	(2.0)	714.2
Pension-related adjustments and other	(17.7)	17.7	(2.4)
Other comprehensive earnings (loss) from continuing operations	(917.9)	1,914.4	(1,198.0)
Other comprehensive earnings (loss) from discontinued operations (note 6)	(106.1)	30.4	(73.4)
Other comprehensive earnings (loss)	(1,024.0)	1,944.8	(1,271.4)
Comprehensive earnings (loss)	(174.0)	(775.8)	495.9
Comprehensive earnings attributable to noncontrolling interests	(124.9)	(59.2)	(58.9)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$(298.9)	$(835.0)	$437.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2016	$8.5	$0.4	$14,908.1	$(5,160.1)	$895.9	$(0.4)	$10,652.4	$(478.1)	$10,174.3
Net earnings	—	—	—	1,705.3	—	—	1,705.3	62.0	1,767.3
Other comprehensive loss, net of taxes (note 17)	—	—	—	—	(1,268.3)	—	(1,268.3)	(3.1)	(1,271.4)
Impact of the C&W Acquisition (note 5)	1.1	0.1	4,488.9	—	—	—	4,490.1	1,451.8	5,941.9
Repurchase and cancellation of Liberty Global ordinary shares (note 13)	(0.6)	—	(2,088.9)	—	—	—	(2,089.5)	—	(2,089.5)
Share-based compensation (note 14)	—	—	269.0	—	—	—	269.0	—	269.0
Liberty Global call option contracts	—	—	119.1	—	—	—	119.1	—	119.1
Impact of the LiLAC Distribution (note 5)	—	1.2	(1.2)	—	—	—	—	—	—
Adjustments due to changes in subsidiaries’ equity and other, net (note 13)	(0.1)	—	(116.8)	—	—	0.1	(116.8)	(61.9)	(178.7)
Balance at December 31, 2016	$8.9	$1.7	$17,578.2	$(3,454.8)	$(372.4)	$(0.3)	$13,761.3	$970.7	$14,732.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions

Balance at January 1, 2017, before effect of accounting change	$8.9	$1.7	$17,578.2	$(3,454.8)	$(372.4)	$(0.3)	$13,761.3	$970.7	$14,732.0
Accounting change (note 2)	—	—	—	15.3	—	—	15.3	—	15.3
Balance at January 1, 2017, as adjusted for accounting change	8.9	1.7	17,578.2	(3,439.5)	(372.4)	(0.3)	13,776.6	970.7	14,747.3
Net loss	—	—	—	(2,778.1)	—	—	(2,778.1)	57.5	(2,720.6)
Other comprehensive earnings, net of taxes (note 17)	—	—	—	—	1,943.1	—	1,943.1	1.7	1,944.8
Impact of the Split-off Transaction (note 6)	—	(1.7)	(3,346.8)	—	85.3	—	(3,263.2)	(1,360.9)	(4,624.1)
Repurchase and cancellation of Liberty Global ordinary shares (note 13)	(0.8)	—	(2,947.4)	—	—	—	(2,948.2)	—	(2,948.2)
Share-based compensation (note 14)	—	—	155.9	—	—	—	155.9	—	155.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	(81.3)	—	—	0.2	(81.1)	(81.0)	(162.1)
Balance at December 31, 2017	$8.1	$—	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Accounting change (note 2)	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net earnings	—	—	—	—	725.3	—	—	725.3	124.7	850.0
Other comprehensive loss, net of taxes (note 17)	—	—	—	—	—	(1,024.2)	—	(1,024.2)	0.2	(1,024.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 13)	(0.2)	—	(0.5)	(2,009.3)	—	—	—	(2,010.0)	—	(2,010.0)
Distributions by subsidiaries to noncontrolling interest owners (note 13)	—	—	—	—	—	—	—	—	(298.4)	(298.4)
Repurchases by Telenet of its outstanding shares	—	—	—	(294.0)	—	—	—	(294.0)	35.4	(258.6)
Share-based compensation (note 14)	—	—	—	154.4	—	—	—	154.4	—	154.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	4.8	—	—	—	4.8	12.6	17.4
Balance at December 31, 2018	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	in millions
Cash flows from operating activities:
Net earnings (loss)	$850.0	$(2,720.6)	$1,767.3
Earnings (loss) from discontinued operations	2,261.5	(370.6)	117.0
Earnings (loss) from continuing operations	(1,411.5)	(2,350.0)	1,650.3
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Share-based compensation expense	206.0	162.2	268.1
Depreciation and amortization	3,858.2	3,790.6	4,117.7
Impairment, restructuring and other operating items, net	248.2	79.9	124.5
Amortization of deferred financing costs and non-cash interest	56.4	61.2	69.7
Realized and unrealized losses (gains) on derivative instruments, net	(1,125.8)	1,052.8	(1,022.3)
Foreign currency transaction losses (gains), net	(90.4)	181.5	326.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	384.5	(43.4)	456.1
Losses on debt modification and extinguishment, net	65.0	252.2	233.8
Share of results of affiliates, net	8.7	95.2	111.6
Gain on the VodafoneZiggo JV Transaction	—	(4.5)	(520.8)
Deferred income tax expense (benefit)	438.1	46.6	(1,428.4)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	635.4	470.6	362.8
Payables and accruals	459.4	(651.7)	(915.1)
Dividends from affiliates and others	252.8	299.5	39.4
Net cash provided by operating activities of continuing operations	3,985.0	3,442.7	3,873.7
Net cash provided by operating activities of discontinued operations	1,978.1	2,265.3	2,067.2
Net cash provided by operating activities	5,963.1	5,708.0	5,940.9

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operation, net	2,058.2	—	—
Capital expenditures	(1,453.0)	(1,250.0)	(1,539.9)
Investments in and loans to affiliates and others	(88.8)	(118.3)	(140.2)
Cash paid in connection with acquisitions, net of cash acquired	(82.5)	(413.9)	(1,393.4)
Sales of investments	36.2	25.5	147.3
Distributions received from affiliates	—	1,569.4	—
Equalization payment related to the VodafoneZiggo JV Transaction	—	845.3	—
Cash and cash equivalents and restricted cash contributed to the VodafoneZiggo JV in connection with the VodafoneZiggo JV Transaction	—	—	(3,150.1)
Other investing activities, net	131.4	123.0	76.2
Net cash provided (used) by investing activities of continuing operations	601.5	781.0	(6,000.1)
Net cash used by investing activities of discontinued operations	(514.2)	(1,341.8)	(1,043.3)
Net cash provided (used) by investing activities	$87.3	$(560.8)	$(7,043.4)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2018	2017	2016
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and capital lease obligations	$(8,170.6)	$(8,177.5)	$(10,952.5)
Borrowings of debt	4,396.5	7,215.4	14,802.7
Repurchase of Liberty Global ordinary shares	(2,009.9)	(2,976.2)	(1,968.3)
Distributions by subsidiaries to noncontrolling interest owners	(290.3)	(13.0)	(13.2)
Repurchase by Telenet of its outstanding shares	(244.7)	(36.5)	(54.7)
Net cash received (paid) related to derivative instruments	112.8	(138.1)	(251.5)
Payment of financing costs and debt premiums	(73.1)	(249.6)	(217.4)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	—	(162.6)	—
Other financing activities, net	(7.3)	33.9	(8.3)
Net cash provided (used) by financing activities of continuing operations	(6,286.6)	(4,504.2)	1,336.8
Net cash provided (used) by financing activities of discontinued operations	96.8	(175.4)	362.2
Net cash provided (used) by financing activities	(6,189.8)	(4,679.6)	1,699.0

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	(43.2)	114.2	(40.1)
Discontinued operations	(1.9)	1.1	1.7
Total	(45.1)	115.3	(38.4)

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	(1,743.3)	(166.3)	(829.7)
Discontinued operations - Vodafone Disposal Group, UPC Austria and UPC DTH	1,558.8	761.7	1,081.6
Discontinued operations - LiLAC Group	—	(12.5)	306.2
Total	$(184.5)	$582.9	$558.1

Cash and cash equivalents and restricted cash:
Beginning of year	$1,682.8	$1,087.4	$835.5
Net increase (excluding, during 2017 and 2016, LiLAC Group activity related to cash balances included in discontinued operations)	(184.5)	595.4	251.9
End of year	$1,498.3	$1,682.8	$1,087.4

Cash paid for interest:
Continuing operations	$1,405.7	$1,380.6	$1,844.5
Discontinued operations	436.4	905.8	763.5
Total	$1,842.1	$2,286.4	$2,608.0

Net cash paid for taxes:
Continuing operations	$309.0	$269.7	$231.1
Discontinued operations	55.1	143.4	209.6
Total	$364.1	$413.1	$440.7

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,480.5	$1,672.4	$1,076.6
Restricted cash included in other current assets and other assets, net	15.9	8.3	10.8
Restricted cash included in current and long-term assets of discontinued operations	1.9	2.1	—
Total cash and cash equivalents and restricted cash	$1,498.3	$1,682.8	$1,087.4

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(1)    Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of video, broadband internet, fixed-line telephony and mobile communications services to residential customers and businesses in Europe.

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 59.7%-owned subsidiary of Liberty Global, (iii) Switzerland and Poland through UPC Holding B.V. and (iv) Slovakia through UPC Broadband Slovakia s.r.o. UPC Holding B.V. and UPC Broadband Slovakia s.r.o., which are each wholly-owned subsidiaries of Liberty Global, are collectively referred to herein as “UPC Holding.” In addition, following the December 31, 2016 completion of the VodafoneZiggo JV Transaction (as defined in note 6), we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides residential and B2B communication services in the Netherlands. During 2016, we provided residential and B2B communications services in the Netherlands through our wholly-owned subsidiary, VodafoneZiggo Holding B.V. (VodafoneZiggo Holding).

In addition, we currently provide (i) residential and B2B communication services in (a) Germany through Unitymedia GmbH (Unitymedia) and (b) Hungary, the Czech Republic and Romania through UPC Holding B.V. and (ii) direct-to-home satellite (DTH) services to residential customers in Hungary, the Czech Republic, Romania and Slovakia through a Luxembourg-based subsidiary of UPC Holding B.V. that we refer to as “UPC DTH.” We also provided residential and B2B communication services in Austria through July 31, 2018, the date we completed the sale of such operations. On May 9, 2018, we reached an agreement to sell our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations) and on December 21, 2018, we reached an agreement to sell the operations of UPC DTH. In these consolidated financial statements, our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all periods. For additional information regarding these pending and completed dispositions, see note 6. Subsequent to December 31, 2018, we entered into an agreement to sell our operations in Switzerland. For additional information, see note 21.

Prior to the December 29, 2017 completion of the Split-off Transaction (as defined and described in note 6), we also provided residential and B2B communication services in (i) various countries in Latin America and the Caribbean, through Cable & Wireless Communications Limited (C&W), (ii) Chile through VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico). C&W and VTR were each wholly-owned subsidiaries of Liberty Global, and Liberty Puerto Rico was an entity in which we held a 60.0% ownership interest. C&W also provided (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks. The operations of C&W, VTR, Liberty Puerto Rico and certain other entities that were associated with our businesses in Latin America and the Caribbean are collectively referred to herein as the “LiLAC Group.” As a result of the Split-off Transaction, the entities attributed to the LiLAC Group are presented as discontinued operations in our consolidated statements of operations and cash flows for 2017 and 2016.

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2018.

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect of the adoption to our accumulated deficit. We applied the new standard to contracts that were not complete at January 1, 2018. The comparative information for the years ended December 31, 2017 and 2016 contained within these consolidated financial statements and notes has not been restated and continues to be reported under the accounting standards in effect for such periods. The implementation of ASU 2014-09 did not have a material impact on our consolidated financial

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

statements.

The principal impacts of ASU 2014-09 on our revenue recognition policies relate to our accounting for (i) time-limited discounts and free service periods provided to our customers and (ii) certain upfront fees charged to our customers, as follows:

•
When we enter into contracts to provide services to our customers, we often provide time-limited discounts or free service periods. Under previous accounting rules, we recognized revenue, net of discounts, during the promotional periods and did not recognize any revenue during free service periods. Under ASU 2014-09, revenue recognition for those contracts that contain substantive termination penalties is recognized uniformly over the contractual period. For contracts that do not have substantive termination penalties, we continue to record the impacts of partial or full discounts during the applicable promotional periods.

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

For additional information regarding the impact of our adoption of ASU 2014-09, see note 4.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The cumulative effect of the adoption of ASU 2014-09 on our summary balance sheet information as of January 1, 2018 is as follows:

	Balance at December 31, 2017	ASU 2014-09 Adjustments	Balance at January 1, 2018
	in millions
Assets:
Trade receivables, net	$1,404.5	(0.7)	$1,403.8
Current assets of discontinued operations	$276.0	98.2	$374.2
Other current assets	$351.2	76.6	$427.8
Investments and related note receivables (a)	$6,671.4	191.2	$6,862.6
Deferred tax assets	$3,133.1	(16.0)	$3,117.1
Long-term assets of discontinued operations	$11,237.4	29.1	$11,266.5
Other assets, net	$3,720.2	21.4	$3,741.6

Liabilities:
Deferred revenue	$936.6	5.6	$942.2
Current liabilities of discontinued operations	$1,635.9	26.7	$1,662.6
Other accrued and current liabilities	$2,219.0	1.2	$2,220.2
Long-term liabilities of discontinued operations	$10,014.4	39.1	$10,053.5
Other long-term liabilities	$2,246.6	2.7	$2,249.3

Equity:
Accumulated deficit (a)	$(6,217.6)	320.1	$(5,897.5)
Noncontrolling interests	$(412.0)	4.4	$(407.6)

_______________

(a)	The ASU 2014-09 adjustment amounts include the impact of our share of the VodafoneZiggo JV’s adjustment to its owners’ equity.

The impact of our adoption of ASU 2014-09 on our consolidated balance sheet as of December 31, 2018 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our consolidated statement of operations for the year ended December 31, 2018.

ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we continue to present the service component of our net periodic pension cost as a component of operating income but present the other components of our net periodic pension cost, which can include credits, within non-operating income (expense) in our consolidated statements of operations. We adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification of credits from SG&A expense to other non-operating income, net of $18.2 million and $14.7 million for the years ended December 31, 2017 and 2016, respectively. For information regarding our defined benefit plans, see note 16.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

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

The main impact of the adoption of this standard will be the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet for those leases classified as operating leases under previous accounting principles generally accepted in the U.S. (U.S. GAAP). We will not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. We generally do not plan to apply the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component and, accordingly, we will continue to account for these components separately. In transition, we will apply the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we will not use hindsight during transition.

We are in the process of implementing a new lease accounting system and related internal controls to meet the requirements of ASU 2016-02. While we are still evaluating the effect that ASU 2016-02 will have on our consolidated balance sheet, we expect to record significant right-of-use assets and corresponding lease liabilities upon adoption. We do not expect our adoption of ASU 2016-02 will have a material impact on our consolidated statement of operations or cash flows.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Our current operating lease portfolio primarily includes leases related to network equipment, real estate and mobile site sharing. For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of December 31, 2018, see note 18.

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

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of equity and in notes 5, 6, 8, 10, and 11.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. At December 31, 2017, our allowance for doubtful accounts was $74.2 million. Upon adoption of ASU 2014-09 on January 1, 2018, our allowance increased to $86.1 million, and at December 31, 2018, our allowance was $45.8 million. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of residential and business customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

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

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of certain investments and debt, net, in our consolidated statements of operations. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. Under the equity method of accounting, investments are recorded at cost and are subsequently increased or reduced to reflect our share of income or losses of the investee. All costs directly associated with the acquisition of an investment to be accounted for using the equity method are included in the carrying amount of the investment. For additional information regarding our fair value and equity method investments, see notes 7 and 9.

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

We continually review all of our equity investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The primary factors we consider in our determination are the extent and length of time that the fair value of the investment is below our company’s carrying value and the financial condition, operating performance and near-term prospects of the investee, changes in the stock price or valuation subsequent to the balance sheet date, and the impacts of exchange rates, if applicable. If the decline in fair value of an equity or cost method investment is deemed to be other-than-temporary, the cost basis of the security is written down to fair value.

Realized gains and losses are determined on an average cost basis. Securities transactions are recorded on the trade date.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, short-term liquid investments, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of certain of our investments, derivatives and debt, see notes 7, 8 and 11, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 9.

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

For information regarding our derivative instruments, see note 8.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable and mobile transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting and disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

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
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable and mobile distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 10.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

agreements, the possibility is remote that we will incur significant removal costs in the foreseeable future and, as such, we do not have sufficient information to make a reasonable estimate of fair value for these asset retirement obligations.

As of December 31, 2018 and 2017, the recorded value of our asset retirement obligations was $53.5 million and $58.3 million, respectively.

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

For additional information regarding the useful lives of our intangible assets, see note 10.

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
December 31, 2018, 2017 and 2016

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

For additional information regarding our income taxes, see note 12.

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

Revenue Recognition

Service Revenue — Cable Networks. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our cable network to customers in the period the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our cable network are generally deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Mobile Revenue — Airtime Services. We recognize revenue from mobile services in the period in which the related services are provided. Revenue from pre-pay customers is deferred prior to the commencement of services and recognized as the services are rendered or usage rights expire.

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

For additional information regarding our revenue recognition and related costs, see note 4. For a disaggregation of our revenue by major category and by reportable and geographic segment, see note 19.

Share-based Compensation

We recognize all share-based payments to employees, including grants of employee share-based incentive awards, based on their grant-date fair values and our estimates of forfeitures. We recognize the grant-date fair value of outstanding awards as a charge to operations over the vesting period. Our share of payroll taxes incurred in connection with the vesting or exercise of our share-based incentive awards are recorded as a component of share-based compensation expense in our consolidated statements of operations.

We use the straight-line method to recognize share-based compensation expense for our outstanding share awards that do not contain a performance condition and the accelerated expense attribution method for our outstanding share awards that contain a performance condition and vest on a graded basis.

The grant date fair values for options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) are estimated using the Black-Scholes option pricing model, and the grant date fair values for restricted share units (RSUs) and performance-based restricted share units (PSUs) are based upon the closing share price of Liberty Global ordinary shares on the date of grant. We consider historical exercise trends in our calculation of the expected life of options and SARs granted by Liberty Global to employees. The expected volatility for options and SARs related to our ordinary shares is generally based on a combination of (i) historical volatilities for a period equal to the expected average life of the awards and (ii) volatilities implied from publicly-traded options for our shares.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

We generally issue new Liberty Global ordinary shares when Liberty Global options or SARs are exercised and when RSUs and PSUs vest. Although we repurchase Liberty Global ordinary shares from time to time, the parameters of our share purchase and redemption activities are not established with reference to the dilutive impact of our share-based compensation plans.

For additional information regarding our share-based compensation, see note 14.

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

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Year ended December 31,
	2018	2017	2016
	in millions, except share amounts

Earnings (loss) from continuing operations	$(1,411.5)	$(2,350.0)	$1,650.3
Net earnings from continuing operations attributable to noncontrolling interests	(120.5)	(71.4)	(25.8)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(1,532.0)	$(2,421.4)	$1,624.5

Weighted average shares outstanding:
Basic	778,675,957	847,894,601	889,790,968
Diluted	778,675,957	847,894,601	899,969,654

We reported losses from continuing operations attributable to Liberty Global shareholders during 2018 and 2017. Therefore, the potentially dilutive effect at December 31, 2018 and 2017 of the following items was not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria, including (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 58.7 million and 53.7 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSUs of 9.2 million and 6.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The details of the calculation of EPS with respect to Liberty Global Shares (as defined in note 13) for the year ended December 31, 2016 are set forth in the table below (in millions, except share amounts):

Numerator:
Net earnings attributable to holders of Liberty Global Shares (basic EPS computation)	$1,624.5
Interest expense on Virgin Media’s 6.50% convertible senior notes	1.7
Net earnings attributable to holders of Liberty Global Shares (diluted EPS computation)	$1,626.2

Denominator:
Weighted average ordinary shares (basic EPS computation)	889,790,968
Incremental shares attributable to the assumed exercise and vesting of share incentive awards (treasury stock method)	7,819,514
Incremental shares attributable to the assumed conversion of Virgin Media’s 6.5% convertible senior notes	2,359,172
Weighted average ordinary shares (diluted EPS computation)	899,969,654

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $44.3 million and $26.1 million as of December 31, 2018 and January 1, 2018, respectively. The current and long-term portions of our contract asset balance at December 31, 2018 are included within other current assets and other assets, net, respectively, in our consolidated balance sheet.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $877.9 million and $999.5 million as of December 31, 2018 and January 1, 2018, respectively. The decrease in deferred revenue during 2018 is primarily due to $901.4 million of revenue recognized that was included in our deferred revenue balance at January 1, 2018, partially offset by advanced billings in certain markets. The current and long-term portions of our deferred revenue balance at December 31, 2018 are included within deferred revenue and other long-term liabilities, respectively, in our consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $73.0 million and $68.1 million at December 31, 2018 and January 1, 2018, respectively. The current and long-term portions of our assets related to contract costs at December 31, 2018 are included within other current assets and other assets, net, respectively, in our consolidated balance sheet. We amortized $99.8 million to operating costs and expenses during 2018 related to these assets.

Unsatisfied Performance Obligations

A large portion of our revenue is derived from customers who are not subject to contracts. Revenue from customers who are subject to contracts is generally recognized over the term of such contracts, which is typically 12 months for our residential service contracts, one to three years for our mobile service contracts and one to five years for our B2B service contracts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(5)    Acquisitions

2017 Acquisition

SFR BeLux. On June 19, 2017, Telenet acquired Coditel Brabant sprl, operating under the SFR brand (SFR BeLux), for a cash and debt free purchase price of €369.0 million ($410.3 million at the applicable rates) (the SFR BeLux Acquisition) after post-closing adjustments. SFR BeLux provides cable and mobile services to households and businesses in Belgium and Luxembourg and offers mobile services in Belgium through a mobile virtual network operator (MVNO) agreement with BASE, as defined and described below. The SFR BeLux Acquisition was funded through a combination of €210.0 million ($234.3 million at the transaction date) of borrowings under the Telenet Credit Facility (as defined and described in note 11) and existing liquidity of Telenet.

2016 Acquisitions

BASE. On February 11, 2016, Telenet acquired Telenet Group BVBA, formerly known as BASE Company NV (BASE), for a cash purchase price of €1,318.9 million ($1,494.3 million at the transaction date) (the BASE Acquisition). At the time, BASE was the third-largest mobile network operator in Belgium. Telenet completed the BASE Acquisition in order to gain cost-effective long-term mobile access to effectively compete for future growth opportunities in the Belgium mobile market. The BASE Acquisition was funded through €1.0 billion ($1.1 billion at the transaction date) of new debt facilities and existing liquidity of Telenet. The acquisition was approved by the European Commission subject to Telenet’s agreement to divest both the JIM Mobile prepaid customer base and BASE’s 50% stake in Viking Co NV (Viking). In February 2016, Telenet completed the sale of its stake in Viking, and in October 2017, Telenet completed the sale of the JIM Mobile customer base.

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
_______________

(a)
The goodwill recognized in connection with the BASE Acquisition was primarily attributable to (i) the ability to take advantage of BASE’s existing mobile network to gain immediate access to potential customers and (ii) estimated synergy benefits through the integration of BASE with Telenet.

(b)	As of February 11, 2016, the weighted average useful life of BASE’s mobile spectrum, customer relationships and trademarks was approximately 11 years, seven years and 20 years, respectively.

(c)
Excludes direct acquisition costs of $17.1 million, including $7.1 million incurred during 2016, which is included in impairment, restructuring and other operating items, net, in our consolidated statement of operations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

C&W. On May 16, 2016, we acquired C&W for shares of Liberty Global (the C&W Acquisition). Under the terms of the transaction, C&W shareholders received in the aggregate: 31,607,008 Class A Liberty Global Shares, 77,379,774 Class C Liberty Global Shares, 3,648,513 Class A LiLAC Shares and 8,939,316 Class C LiLAC Shares (the terms “Liberty Global Shares” and “LiLAC Shares” as defined in note 13). Further, immediately prior to the acquisition, C&W declared a special cash dividend (the Special Dividend) to its shareholders in the amount of £0.03 ($0.04 at the transaction date) per C&W share. C&W was attributed to the LiLAC Group and, accordingly, as a result of the Split-off Transaction (as defined and described in note 6), is included within discontinued operations in our consolidated statements of operations and cash flows for 2017 and 2016.

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

(b)	The Special Dividend amount is based on 4,433,222,313 outstanding shares of C&W on May 16, 2016.

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

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to the BASE Acquisition as if it had been completed as of January 1, 2016. No effect has been given to the SFR BeLux Acquisition since it would not have had a significant impact on our results of operations during 2017 or 2016. These pro forma amounts, which relate only to our continuing operations, are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Year ended December 31, 2016

Revenue (in millions)	$13,805.5

Net earnings from continuing operations attributable to Liberty Global shareholders (in millions)	$1,621.0

Basic and diluted earnings from continuing operations attributable to Liberty Global shareholders per Liberty Global share:
Basic	$1.82
Diluted	$1.80

Our consolidated statement of operations for 2016 includes revenue and net loss of $597.1 million and $2.1 million, respectively, attributable to BASE.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(6)    Dispositions and the VodafoneZiggo JV Transaction

Pending and Completed Dispositions

Vodafone Disposal Group

On May 9, 2018, we reached an agreement (the Vodafone Agreement) to sell our operations in Germany, Hungary, the Czech Republic and Romania to Vodafone Group plc (Vodafone). The cash proceeds that we receive from the transaction will be calculated on the basis of the agreed enterprise value adjusted for the net debt and working capital of such businesses as of the closing date of the transaction, as well as other post-closing adjustments. Based on the net debt and working capital of such businesses as of December 31, 2017, the cash proceeds would be approximately €10.6 billion ($12.1 billion). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.”

Closing of the transaction is subject to various conditions, including regulatory approval, which we expect will be obtained in mid-2019. The Vodafone Agreement contains certain termination rights for both our company and Vodafone, including if closing has not occurred by November 9, 2019, or May 9, 2020 in certain limited circumstances. If the Vodafone Agreement terminates because the condition to obtain antitrust approval is not met, Vodafone has agreed to pay us a compensatory payment of €250.0 million ($286.3 million). Pursuant to the Vodafone Agreement, our company will retain all cash generated from the Vodafone Disposal Group through the closing of the transaction.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Vodafone.

UPC Austria

On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). After considering debt, working capital and noncontrolling interest adjustments and $35.5 million (equivalent at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with UPC Austria, we received net cash proceeds of $2,058.2 million (equivalent at the applicable rates). A portion of the net proceeds were used to repay or redeem an aggregate $1.5 billion (equivalent at the applicable dates) principal amount of our outstanding debt, including (i) the repayment of $913.4 million (equivalent at the repayment date) principal amount under the UPC Holding Bank Facility, (ii) the redemption of $69.6 million (equivalent at the redemption date) principal amount of the UPCB SPE Notes and (iii) the redemption of $515.5 million (equivalent at the redemption date) principal amount of the VM Notes. The remaining net proceeds from the sale of UPC Austria were made available for general corporate purposes, including an additional $500.0 million of share repurchases, as further described in note 13.

In connection with the sale of UPC Austria, we recognized a gain of $1,098.1 million that includes cumulative foreign currency translation gains of $79.5 million. No income taxes were required to be provided on this gain, which is included in gain on disposal of discontinued operations, net of taxes, in our consolidated statement of operations.

In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Deutsche Telekom. During 2018, we recorded revenue of $17.9 million associated with these transitional services.

UPC DTH

On December 21, 2018, we reached an agreement (the UPC DTH Agreement) to sell the operations of UPC DTH to M7 Group (M7) for an enterprise value of approximately €180 million ($206 million), subject to customary debt and working capital adjustments at completion. Closing of the transaction is subject to regulatory approval, which is expected in the first half of 2019. The proceeds from the sale of UPC DTH are expected to be used for general corporate purposes, which may include leverage reduction for the remaining UPC Holding borrowing group, re-investment into our business and support for our share repurchase program.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser.

Subsequent event

Subsequent to December 31, 2018, we entered into an agreement to sell our operations in Switzerland. For additional information, see note 21.

Split-off Transaction

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

During 2018, the impacts of the Split-off Agreements and other normal recurring transactions between our company and Liberty Latin America were not material.

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group, UPC Austria and UPC DTH are presented as discontinued operations in our consolidated financial statements for all periods. In connection with the signing of each respective sale agreement, we ceased to depreciate or amortize the long-lived assets of (i) UPC Austria on December 22, 2017, (ii) the Vodafone Disposal Group on May

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

9, 2018 and (iii) UPC DTH on December 21, 2018. Our operations in Romania, Hungary and the Czech Republic and the operations of UPC DTH are held through UPC Holding, as was UPC Austria prior to its sale on July 31, 2018. No debt, interest expense or derivative instruments of the UPC Holding borrowing group, other than with respect to certain borrowings that are direct obligations of the entities to be disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest expense and derivative instruments are included in discontinued operations as its debt and derivative instruments are direct obligations of entities within the Vodafone Disposal Group. As discussed above, a portion of the proceeds from the disposition of UPC Austria was used to reduce the outstanding debt of the UPC Holding borrowing group, and we expect that a portion of the proceeds from the pending disposition of the Vodafone Disposal Group will be used to further reduce the outstanding debt of the UPC Holding borrowing group.

In addition, the entities comprising the LiLAC Group are reflected as discontinued operations in our consolidated statements of operations and cash flows for the years ended December 31, 2017 and 2016.

The carrying amounts of the major classes of assets and liabilities of the Vodafone Disposal Group and UPC DTH as of December 31, 2018 are summarized below. These amounts exclude intercompany assets and liabilities that are eliminated within our consolidated balance sheet.

	Vodafone Disposal Group	UPC DTH	Total
	in millions
Assets:
Current assets other than cash	$348.0	$8.5	$356.5
Property and equipment, net	5,591.4	79.7	5,671.1
Goodwill	3,986.7	—	3,986.7
Other assets, net	509.4	7.4	516.8
Total assets	$10,435.5	$95.6	$10,531.1

Liabilities:
Current portion of debt and capital lease obligations	$809.0	$11.2	$820.2
Other accrued and current liabilities	1,114.8	32.5	1,147.3
Long-term debt and capital lease obligations	9,037.1	37.5	9,074.6
Other long-term liabilities	997.5	0.3	997.8
Total liabilities	$11,958.4	$81.5	$12,039.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The carrying amounts of the major classes of assets and liabilities of UPC Austria, the Vodafone Disposal Group and UPC DTH as of December 31, 2017 are summarized below. These amounts exclude intercompany assets and liabilities that are eliminated within our consolidated balance sheet.

	UPC Austria	Vodafone Disposal Group	UPC DTH	Total
	in millions
Assets:
Current assets other than cash	$29.2	$238.9	$7.9	$276.0
Property and equipment, net	451.9	5,290.1	96.3	5,838.3
Goodwill	732.2	4,181.0	—	4,913.2
Other assets, net	3.2	482.7	—	485.9
Total assets	$1,216.5	$10,192.7	$104.2	$11,513.4

Liabilities:
Current portion of debt and capital lease obligations	$0.8	$486.9	$12.6	$500.3
Other accrued and current liabilities	77.7	1,022.3	35.6	1,135.6
Long-term debt and capital lease obligations	1.5	9,026.1	46.4	9,074.0
Other long-term liabilities	76.3	863.7	0.4	940.4
Total liabilities	$156.3	$11,399.0	$95.0	$11,650.3

The operating results of UPC Austria, the Vodafone Disposal Group, UPC DTH and the LiLAC Group for the periods indicated are summarized in the following tables. These amounts exclude intercompany revenue and expenses that are eliminated within our consolidated statements of operations.

	UPC Austria (a)	Vodafone Disposal Group	UPC DTH	Total
	in millions
Year ended December 31, 2018
Revenue	$252.4	$3,584.2	$117.0	$3,953.6
Operating income	$139.0	$1,787.0	$11.7	$1,937.7

Earnings before income taxes	$138.7	$1,396.3	$9.6	$1,544.6
Income tax benefit (expense)	(23.3)	(365.2)	7.3	(381.2)
Net earnings	115.4	1,031.1	16.9	1,163.4
Net earnings attributable to noncontrolling interests	(4.2)	—	—	(4.2)
Net earnings attributable to Liberty Global shareholders	$111.2	$1,031.1	$16.9	$1,159.2
_______________

(a)	Includes the operating results of UPC Austria from January 1, 2018 through July 31, 2018, the date UPC Austria was sold.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

	UPC Austria	Vodafone Disposal Group	UPC DTH	LiLAC Group	Total
	in millions
Year ended December 31, 2017
Revenue	$394.9	$3,263.0	$114.6	$3,590.0	$7,362.5
Operating income (loss)	$150.0	$976.0	$11.7	$(162.9)	$974.8

Earnings (loss) before income taxes	$150.0	$395.4	$9.7	$(651.1)	$(96.0)
Income tax expense	(4.5)	(66.1)	—	(204.0)	(274.6)
Net earnings (loss)	145.5	329.3	9.7	(855.1)	(370.6)
Net loss (earnings) attributable to noncontrolling interests	(6.8)	—	—	20.6	13.8
Net earnings (loss) attributable to Liberty Global shareholders	$138.7	$329.3	$9.7	$(834.5)	$(356.8)

	UPC Austria	Vodafone Disposal Group	UPC DTH	LiLAC Group	Total
	in millions
Year ended December 31, 2016
Revenue	$378.3	$3,068.2	$107.4	$2,723.8	$6,277.7
Operating income	$143.0	$748.4	$7.3	$315.3	$1,214.0

Earnings (loss) before income taxes	$142.6	$256.2	$5.4	$(98.1)	$306.1
Income tax expense	(18.3)	(41.7)	—	(129.1)	(189.1)
Net earnings (loss)	124.3	214.5	5.4	(227.2)	117.0
Net earnings attributable to noncontrolling interests	(7.9)	—	—	(28.3)	(36.2)
Net earnings (loss) attributable to Liberty Global shareholders	$116.4	$214.5	$5.4	$(255.5)	$80.8

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share (as defined in note 13) for 2018, 2017 and 2016 is presented below. These amounts relate to the operations of UPC Austria, the Vodafone Disposal Group and UPC DTH. For information regarding the calculation of our weighted average shares outstanding with respect to Liberty Global Shares, see note 3.

	Year ended December 31,
	2018	2017	2016

Basic earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global share	$1.49	$0.56	$0.38

Diluted earnings from discontinued operations attributable to Liberty Global shareholders per share	$1.49	$0.56	$0.37

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Our basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share (as defined in note 13) for 2017 and 2016 is presented below. These amounts relate to the operations of the LiLAC Group.

	Year ended December 31,
	2017	2016

Basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC share	$(4.86)	$(2.30)

Weighted average ordinary shares outstanding (LiLAC Shares) - basic and diluted	171,846,133	110,868,650

VodafoneZiggo JV Transaction

On December 31, 2016, pursuant to a Contribution and Transfer Agreement with Vodafone and one of its wholly-owned subsidiaries, we and Liberty Global Europe Holding B.V., our wholly-owned subsidiary, contributed VodafoneZiggo Holding and its subsidiaries (including Liberty Global Netherlands Content B.V., referred to herein as “Ziggo Sport”) to VodafoneZiggo Group Holding B.V., a 50:50 joint venture (referred to herein as the “VodafoneZiggo JV”). Ziggo Sport, which became a subsidiary of VodafoneZiggo Holding during the fourth quarter of 2016, operates premium sports channels in the Netherlands. The VodafoneZiggo JV combined VodafoneZiggo Holding with Vodafone’s mobile businesses in the Netherlands to create a national unified communications provider in the Netherlands with complementary strengths across video, broadband internet, fixed-line telephony, mobile and B2B services (the VodafoneZiggo JV Transaction). As a result of the VodafoneZiggo JV Transaction, effective December 31, 2016, we no longer consolidate VodafoneZiggo Holding. For additional information regarding our investment in the VodafoneZiggo JV, see note 7.

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
In connection with the VodafoneZiggo JV Transaction, we recognized a pre-tax gain during 2016 of $520.8 million, net of the recognition of a cumulative foreign currency translation loss of $714.5 million. This gain, which was calculated by deducting the carrying value of VodafoneZiggo Holding (including the related foreign currency translation loss) from the sum of (i) the fair value assigned to our 50% interest in the VodafoneZiggo JV and (ii) the cash received pursuant to the equalization payment, includes $260.4 million related to the remeasurement of our retained investment in VodafoneZiggo Holding. In connection with the aforementioned finalization of the equalization payment, we recognized an additional pre-tax gain of $4.5 million during the second quarter of 2017. For information regarding our approach to the valuation of our interest in the VodafoneZiggo JV, see note 9.

Our consolidated statement of operations for 2016 includes an aggregate loss before income taxes attributable to VodafoneZiggo Holding and Ziggo Sport of $276.4 million.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(7)    Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2018	2017
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,761.5	$4,162.8
Other (c)	185.5	161.8
Total — equity	3,947.0	4,324.6
Fair value:
ITV plc (ITV) — subject to re-use rights	634.2	892.0
ITI Neovision S.A. (ITI Neovision)	125.4	161.9
Lions Gate Entertainment Corp (Lionsgate)	77.5	163.9
Casa Systems, Inc. (Casa)	39.5	76.3
Sumitomo Corporation (Sumitomo) (d)	—	776.5
Other	298.2	244.7
Total — fair value	1,174.8	2,315.3
Cost (e)	—	31.5
Total	$5,121.8	$6,671.4

_______________

(a)
At December 31, 2018, the carrying amount of our equity method investment in the VodafoneZiggo JV exceeded our proportionate share of that entity’s net assets by the amount of the VodafoneZiggo JV Receivable, as defined and described below. The carrying amounts of our other equity method investments did not materially exceed our proportionate share of the respective investee’s net assets at December 31, 2018 and 2017.

(b)
Amounts include a related-party euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $916.1 million and $1,081.9 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and required €100.0 million ($114.5 million) of principal to be paid annually through December 31, 2019. In this regard, in December 2018, we received a €100.0 million ($114.5 million at the transaction date) principal payment on the VodafoneZiggo JV Receivable. In 2018, the agreement was amended to (i) eliminate the requirement to pay an annual principal payment of €100.0 million in 2019 and (ii) extend the final maturity date from January 16, 2027 to January 16, 2028. The accrued interest on the VodafoneZiggo JV Receivable will be payable in a manner mutually agreed upon by Liberty Global and the VodafoneZiggo JV. During 2018, interest accrued on the VodafoneZiggo JV Receivable was $59.6 million, all of which was cash settled. For information regarding the impact of the adoption of ASU 2014-09 on our accumulated deficit and our investment in the VodafoneZiggo JV, see note 2.

(c)
Amounts include our equity method investment in a media production company that we refer to as “All3Media”, for which summarized financial information has been provided below. All3Media is a joint venture in which we own a 50% interest.

(d)
At December 31, 2017, we owned 45,652,175 shares of Sumitomo common stock, representing less than 5% of the then outstanding common stock. During 2018, we used all of these shares to settle the outstanding amounts under certain related borrowings.

(e)	As a result of the January 1, 2018 adoption of ASU 2016-01, all of our cost investments have been reclassified to fair value investments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2018	2017	2016
	in millions

VodafoneZiggo JV (a)	$11.4	$(70.1)	$—
Other	(20.1)	(25.1)	(111.6)
Total	$(8.7)	$(95.2)	$(111.6)
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

VodafoneZiggo JV. Each of Liberty Global and Vodafone (each a “Shareholder”) holds 50% of the issued share capital of the VodafoneZiggo JV. The Shareholders intend for the VodafoneZiggo JV to be funded solely from its net cash flow from operations and third-party financing. We account for our 50% interest in the VodafoneZiggo JV as an equity method investment. We consider the VodafoneZiggo JV to be a related party. For additional information regarding the formation of the VodafoneZiggo JV, see note 6.

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

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding B.V. that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017. In addition, during 2018 and 2017, we received dividend distributions from the VodafoneZiggo JV of $232.5 million and $252.8 million, respectively, which were accounted for as returns on capital for purposes of our consolidated statements of cash flows.

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV, (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. During 2018 and 2017, we recorded revenue from the VodafoneZiggo JV of $189.1 million and $132.4 million, respectively, primarily related to (a) the JV Services and (b) during 2018, sales of customer premises equipment at a mark-up. In addition, during 2018 and 2017, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $13.1 million and

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

$144.7 million, respectively. At December 31, 2018 and 2017, $24.4 million and $33.3 million, respectively, were due from the VodafoneZiggo JV, primarily related to the aforementioned and certain other transactions. These amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets in our consolidated balance sheets.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2018	2017
	in millions

Revenue	$4,602.2	$4,512.5
Loss before income taxes	$(467.8)	$(362.9)
Net loss	$(91.6)	$(259.3)

The summarized financial position of the VodafoneZiggo JV is set forth below:

	December 31,
	2018	2017
	in millions

Current assets	$1,099.6	$823.4
Long-term assets	22,155.7	24,076.8
Total assets	$23,255.3	$24,900.2

Current liabilities	$2,812.3	$2,631.7
Long-term liabilities	14,751.5	16,110.4
Owners’ equity	5,691.5	6,158.1
Total liabilities and owners’ equity	$23,255.3	$24,900.2

All3Media. The summarized results of operations of All3Media are set forth below:

	Year ended December 31,
	2018	2017	2016
	in millions

Revenue	$892.3	$769.8	$649.1
Loss before income taxes	$(46.8)	$(49.3)	$(96.6)
Net loss	$(58.6)	$(51.6)	$(91.0)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The summarized financial position of All3Media is set forth below:

	December 31,
	2018	2017
	in millions

Current assets	$532.6	$409.4
Long-term assets	681.0	748.0
Total assets	$1,213.6	$1,157.4

Current liabilities	$458.0	$389.1
Long-term liabilities	766.2	718.8
Partners’ equity	2.7	46.6
Noncontrolling interests	(13.3)	2.9
Total liabilities and equity	$1,213.6	$1,157.4

Fair Value Investments

ITV. At December 31, 2018 and 2017, we owned 398,515,510 shares of ITV, a commercial broadcaster in the U.K. Our ITV shares represented less than 10.0% of the total outstanding shares of ITV as of June 30, 2018, the most current publicly-available information. The aggregate purchase price paid to acquire our investment in ITV was financed through borrowings under secured borrowing agreements (the ITV Collar Loan). All of the ITV shares we hold are subject to a share collar (the ITV Collar) and pledged as collateral under the ITV Collar Loan. Under the terms of the ITV Collar, the counterparty has the right to re-use all of the pledged ITV shares. For additional information regarding the ITV Collar, see note 8.

ITI Neovision. At December 31, 2018 and 2017, we owned a 17.0% interest in ITI Neovision, a privately-held DTH operator in Poland.

Lionsgate. At December 31, 2018 and 2017, we owned 2.5 million voting and 2.5 million non-voting shares of Lionsgate common stock, originally purchased at a price of $39.02 per share, for an investment of $195.1 million. The aggregate purchase price of the Lionsgate shares was financed using working capital, including $70.9 million of cash received pursuant to a variable prepaid forward transaction with respect to 1.25 million of our voting and 1.25 million of our non-voting Lionsgate shares (the Lionsgate Forward). At December 31, 2018, our Lionsgate shares represented less than 5% of the total outstanding shares of Lionsgate. For additional information regarding the Lionsgate Forward, see note 8.

Casa. At December 31, 2018 and 2017, we owned 3,005,307 and 4,432,870 shares, respectively, of Casa common stock. Casa is a U.S.-based provider of fixed, mobile, optical and Wi-Fi network software solutions for ultra-broadband services. Our Casa shares represented less than 5.5% of the total outstanding shares of Casa as of October 31, 2018, the most current publicly-available information.

(8)    Derivative Instruments

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2018			December 31, 2017
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$372.7	$1,370.1	$1,742.8	$477.0	$1,071.9	$1,548.9
Equity-related derivative instruments (c)	13.9	732.4	746.3	—	560.9	560.9
Foreign currency forward and option contracts	7.2	—	7.2	17.0	0.1	17.1
Other	0.4	—	0.4	0.4	0.4	0.8
Total	$394.2	$2,102.5	$2,496.7	$494.4	$1,633.3	$2,127.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$326.5	$1,042.2	$1,368.7	$210.2	$1,557.7	$1,767.9
Equity-related derivative instruments (c)	1.4	—	1.4	5.4	—	5.4
Foreign currency forward and option contracts	0.5	—	0.5	7.7	0.2	7.9
Other	—	0.1	0.1	—	—	—
Total	$328.4	$1,042.3	$1,370.7	$223.3	$1,557.9	$1,781.2
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 11). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gains (losses) of ($71.1 million), $168.4 million and ($26.5 million) during 2018, 2017 and 2016, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 9.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the ITV Collar , (ii) the Lionsgate Forward, and (iii) at December 31, 2017, the share collar (the Sumitomo Collar) with respect to a portion of the shares of Sumitomo held by our company. On May 22, 2018, we settled the final tranche of the Sumitomo Collar and related borrowings with a portion of the existing Sumitomo shares held by our company. The aggregate market value of these shares on the transaction date was $159.3 million. The fair values of the ITV Collar, the Sumitomo Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2018	2017	2016
	in millions

Cross-currency and interest rate derivative contracts	$905.8	$(1,145.6)	$668.5
Equity-related derivative instruments:
ITV Collar	176.7	215.0	351.5
Lionsgate Forward	30.1	(11.4)	10.1
Sumitomo Collar	(11.8)	(77.4)	(25.6)
Other	2.5	(3.9)	1.6
Total equity-related derivative instruments	197.5	122.3	337.6
Foreign currency forward and option contracts	22.7	(30.2)	17.0
Other	(0.2)	0.7	(0.8)
Total	$1,125.8	$(1,052.8)	$1,022.3

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

	Year ended December 31,
	2018	2017	2016
	in millions

Operating activities	$244.4	$6.8	$4.3
Investing activities	—	(0.5)	(2.9)
Financing activities	112.8	(138.1)	(251.5)
Total	$357.2	$(131.8)	$(250.1)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At December 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $617.3 million.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

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

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2018, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2018:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		4.0
	$7,182.9		£4,759.3	(b)	4.9
	£2,365.8		$3,400.0	(a)	6.1

UPC Holding	$2,420.0		€1,999.4		5.6
	$1,200.0	CHF	1,107.5	(b)	6.2
	€2,057.0	CHF	2,347.9	(b)	5.8
	€299.2	CZK	8,221.8		1.7
	€375.5	HUF	105,911.9		3.0
	€822.9	PLN	3,484.5		2.8
	€217.2	RON	610.0		3.1

Telenet	$3,670.0		€3,243.6	(b)	6.5
	€1,431.2		$1,600.0	(a)	6.4

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

_______________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At December 31, 2018, the total U.S. dollar equivalents of the notional amount of these derivative instruments were $4.7 billion.

(b)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to December 31, 2018. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2018:

	Borrowing group pays fixed rate (a)		Borrowing group receives fixed rate
Borrowing group	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Virgin Media	$17,196.5	3.4	$11,043.5	5.2

UPC Holding	$5,800.3	4.6	$3,992.6	6.8

Telenet	$3,853.2	5.2	$1,634.1	4.7

______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at December 31, 2018:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$6,062.5		£0.9	2.47%
	$589.5		€0.9	2.08%

UPC Holding	$1,340.6	CHF	0.1	1.22%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at December 31, 2018:

Borrowing group	Notional amount due from counterparty (a)	Weighted average remaining life
	in millions	in years

Virgin Media	$4,547.1	0.5

UPC Holding	$2,640.0	0.4

Telenet	$3,675.0	0.3

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At December 31, 2018, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $254.9 million and $649.9 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at December 31, 2018 (a)

Virgin Media	(0.59)%
UPC Holding	(0.06)%
Telenet	(0.63)%
Total decrease to borrowing costs	(0.45)%
_______________

(a)	Represents the effect of derivative instruments in effect at December 31, 2018 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of December 31, 2018, the total U.S. dollar equivalents of the notional amount of foreign currency forward and option contracts was $558.3 million.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Equity-related Derivative Instruments

ITV Collar and Secured Borrowing. The ITV Collar comprises (i) purchased put options exercisable by our company and (ii) written call options exercisable by the counterparty. The ITV Collar effectively hedges the value of our investment in ITV shares from losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. The fair value of the ITV Collar as of December 31, 2018 was a net asset of $704.0 million. The ITV Collar has settlement dates ranging from 2020 to 2022.

The ITV Collar and related agreements also provide our company with the ability to borrow against the value of its ITV shares. At December 31, 2018, borrowings under the ITV Collar Loan were secured by all 398,515,510 of our ITV shares, which have been placed into a custody account. The ITV Collar Loan, which has maturity dates consistent with the ITV Collar and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the ITV Collar, the counterparty has the right to re-use the pledged ITV shares held in the custody account, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the ITV shares that the counterparty would need to borrow from the custody account to hedge its exposure under the ITV Collar (an estimated 400 million shares at December 31, 2018).

Lionsgate Forward and Secured Borrowing. The Lionsgate Forward has economic characteristics similar to a collar plus a loan that is collateralized by a pledge of 1.25 million of our voting and 1.25 million of our non-voting Lionsgate shares (the Lionsgate Loan). Under the terms of the Lionsgate Forward, the counterparty does not have the right to re-use the pledged Lionsgate shares without permission from Liberty Global. The Lionsgate Forward effectively hedges the value of our pledged Lionsgate shares from losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. The fair value of the Lionsgate Forward as of December 31, 2018 was a net asset of $42.2 million. The Lionsgate Forward has settlement dates ranging from July 2019 through March 2022.

For additional information regarding our investments in ITV and Lionsgate see note 7.

(9)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of December 31, 2018 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2018, no material transfers were made.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

inputs for the valuations of our Level 3 investments would not be expected to have a material impact on our financial position or results of operations.

The recurring fair value measurement of our equity-related derivative instruments are based on standard option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend forecasts and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange-traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations over the terms of the derivative instruments, we have determined that these valuations fall under Level 3 of the fair value hierarchy. At December 31, 2018, our equity-related derivatives were not significantly impacted by forecasted volatilities.

In order to manage our interest rate and foreign currency exchange risk, we have entered into (i) various derivative instruments and (ii) certain instruments that we classify as debt, as further described in notes 8 and 11, respectively. The recurring fair value measurements of these instruments are determined using discounted cash flow models. With the exception of the inputs for certain swaptions, most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes currency rates, interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. The inputs used for our credit risk valuations, including our and our counterparties’ credit spreads, represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect these parameters to have a significant impact on the valuations of these instruments, we have determined that these valuations (other than the valuations of the aforementioned swaptions) fall under Level 2 of the fair value hierarchy. Due to the lack of Level 2 inputs for the swaption valuations, we believe these valuations fall under Level 3 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 8.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. We did not perform significant nonrecurring fair value measurements during 2018 or 2017.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2018 using:
Description	December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,742.8	$—	$1,742.5	$0.3
Equity-related derivative instruments	746.3	—	—	746.3
Foreign currency forward and option contracts	7.2	—	7.2	—
Other	0.4	—	0.4	—
Total derivative instruments	2,496.7	—	1,750.1	746.6
Investments	1,174.8	755.9	—	418.9
Total assets	$3,671.5	$755.9	$1,750.1	$1,165.5

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,368.7	$—	$1,354.3	$14.4
Equity-related derivative instruments	1.4	—	—	1.4
Foreign currency forward and option contracts	0.5	—	0.5	—
Other	0.1	—	0.1	—
Total derivative liabilities	1,370.7	—	1,354.9	15.8
Debt	248.6	—	248.6	—
Total liabilities	$1,619.3	$—	$1,603.5	$15.8

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

		Fair value measurements at December 31, 2017 using:
Description	December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,548.9	$—	$1,548.7	$0.2
Equity-related derivative instruments	560.9	—	—	560.9
Foreign currency forward and option contracts	17.1	—	17.1	—
Other	0.8	—	0.8	—
Total derivative instruments	2,127.7	—	1,566.6	561.1
Investments	2,315.3	1,908.7	—	406.6
Total assets	$4,443.0	$1,908.7	$1,566.6	$967.7
Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,767.9	$—	$1,764.5	$3.4
Equity-related derivative instruments	5.4	—	—	5.4
Foreign currency forward and option contracts	7.9	—	7.9	—
Total derivative liabilities	1,781.2	—	1,772.4	8.8
Debt	926.6	621.7	304.9	—
Total liabilities	$2,707.8	$621.7	$2,077.3	$8.8

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency and interest rate derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2018	$406.6	$(3.2)	$555.5	$958.9
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(11.5)	197.5	186.0
Realized and unrealized loss due to changes in fair values of certain investments and debt, net	(39.0)	—	—	(39.0)
Impact of ASU 2016-01	31.9	—	—	31.9
Additions	55.0	0.2	—	55.2
Dispositions	(17.7)	—	—	(17.7)
Final settlement of Sumitomo Collar (b)	—	—	(7.4)	(7.4)
Transfers out of Level 3	(2.0)	—	—	(2.0)
Foreign currency translation adjustments, dividends and other, net	(15.9)	0.4	(0.7)	(16.2)
Balance of net assets (liabilities) at December 31, 2018	$418.9	$(14.1)	$744.9	$1,149.7

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

_______________

(a)	Most of these net gains and losses relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2018.

(b)	For additional information regarding the settlement of the final tranche of the Sumitomo Collar, see note 8.

(10)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2018	December 31,
		2018	2017
		in millions

Distribution systems	3 to 30 years	$17,845.4	$17,465.0
Customer premises equipment	3 to 7 years	4,191.2	4,341.0
Support equipment, buildings and land	2 to 50 years	4,933.7	4,781.4
Total property and equipment, gross		26,970.3	26,587.4
Accumulated depreciation		(13,091.4)	(12,438.4)
Total property and equipment, net		$13,878.9	$14,149.0

Depreciation expense related to our property and equipment was $3,217.1 million, $3,187.4 million and $3,190.2 million during 2018, 2017 and 2016, respectively.

At December 31, 2018 and 2017, the amount of property and equipment, net, recorded under capital leases was $545.5 million and $559.7 million, respectively. Most of these amounts relate to assets included in our distribution systems category. Depreciation of assets under capital leases is included in depreciation and amortization in our consolidated statements of operations.

During 2018, 2017 and 2016, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $2,175.5 million, $2,336.2 million and $1,811.2 million, respectively, which exclude related VAT of $347.3 million, $387.1 million and $247.4 million, respectively, that was also financed by our vendors under these arrangements. In addition, during 2018, 2017 and 2016, we recorded non-cash increases to our property and equipment related to assets acquired under capital leases of $102.4 million, $106.7 million and $100.4 million, respectively.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Goodwill

Changes in the carrying amount of our goodwill during 2018 are set forth below:

	January 1, 2018	Acquisitions and related adjustments	Foreign currency translation adjustments	December 31, 2018
	in millions

U.K./Ireland	$8,134.1	$2.0	$(465.1)	$7,671.0
Belgium	2,681.7	24.9	(130.3)	2,576.3
Switzerland	2,931.3	(0.3)	(27.1)	2,903.9
Central and Eastern Europe	607.0	—	(42.4)	564.6
Total	$14,354.1	$26.6	$(664.9)	$13,715.8

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

Changes in the carrying amount of our goodwill during 2017 are set forth below:

	January 1, 2017	Acquisitions and related adjustments	Foreign currency translation adjustments	December 31, 2017
		in millions

U.K./Ireland	$7,412.3	$2.3	$719.5	$8,134.1
Belgium	2,032.7	338.6	310.4	2,681.7
Switzerland	2,805.6	—	125.7	2,931.3
Central and Eastern Europe	507.9	—	99.1	607.0
Total	$12,758.5	$340.9	$1,254.7	$14,354.1

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	Estimated useful life at December 31, 2018	December 31, 2018			December 31, 2017
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	2 to 10 years	$3,673.1	$(2,914.2)	$758.9	$4,041.0	$(2,745.8)	$1,295.2
Other	2 to 20 years	521.3	(249.0)	272.3	531.9	(218.6)	313.3
Total		$4,194.4	$(3,163.2)	$1,031.2	$4,572.9	$(2,964.4)	$1,608.5

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Amortization expense related to intangible assets with finite useful lives was $641.1 million, $603.2 million and $927.5 million during 2018, 2017 and 2016, respectively. Based on our amortizable intangible asset balances at December 31, 2018, we expect that amortization expense will be as follows for the next five years and thereafter. The U.S. dollar equivalents of such amortization expense amounts as of December 31, 2018 are presented below (in millions):

2019	$521.4
2020	167.0
2021	82.2
2022	34.0
2023	28.5
Thereafter	198.1
Total	$1,031.2

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(11)    Debt and Capital Lease Obligations

The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2018			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	December 31,
				2018	2017

VM Senior Secured Notes	5.40%	—	$—	$6,268.3	$6,565.6
VM Credit Facilities (c)	4.72%	(d)	860.3	4,600.5	4,676.2
VM Senior Notes	5.54%	—	—	1,999.9	3,000.1
Telenet Credit Facility	3.76%	(e)	509.6	3,145.7	2,177.6
Telenet Senior Secured Notes	4.69%	—	—	1,687.1	1,721.3
Telenet SPE Notes	4.88%	—	—	546.2	937.7
UPCB SPE Notes (f)	4.54%	—	—	2,445.5	2,582.6
UPC Holding Bank Facility (f)	4.96%	€990.1	1,133.9	1,645.0	2,576.1
UPC Holding Senior Notes (f)	4.59%	—	—	1,215.5	1,313.4
Vendor financing (g)	4.18%	—	—	3,620.3	3,593.1
ITV Collar Loan	0.90%	—	—	1,379.6	1,463.8
Derivative-related debt instruments (h)	3.37%	—	—	301.9	361.5
Sumitomo Share Loan (i)	—%	—	—	—	621.7
Sumitomo Collar Loan	—%	—	—	—	169.1
Other (j)	5.27%	—	—	459.8	418.2
Total debt before deferred financing costs, discounts and premiums (k)	4.56%		$2,503.8	$29,315.3	$32,178.0

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and capital lease obligations:

	December 31,
	2018	2017
	in millions

Total debt before deferred financing costs, discounts and premiums	$29,315.3	$32,178.0
Deferred financing costs, discounts and premiums, net	(131.4)	(171.8)
Total carrying amount of debt	29,183.9	32,006.2
Capital lease obligations (l)	621.3	638.3
Total debt and capital lease obligations	29,805.2	32,644.5
Current maturities of debt and capital lease obligations	(3,615.2)	(3,667.5)
Long-term debt and capital lease obligations	$26,190.0	$28,977.0

_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.31% at December 31, 2018. For information regarding our derivative instruments, see note 8.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2018, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant December 31, 2018 compliance reporting requirements, we expect that the full amount of unused borrowing capacity will continue to be available and that there will be no restrictions with respect to loans or distributions. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2018.

(c)
Amounts include £41.9 million ($53.4 million) and £43.6 million ($55.6 million) at December 31, 2018 and 2017, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)
Unused borrowing capacity under the VM Credit Facilities relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($860.3 million). During 2018, the VM Revolving Facility was amended and split into two revolving facilities. As of December 31, 2018, VM Revolving Facility A was a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £50.0 million ($63.7 million), and VM Revolving Facility B was a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £625.0 million ($796.6 million). All other terms from the previously existing VM Revolving Facility continue to apply to the new revolving facilities.

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($458.1 million) under Telenet Facility AG, (ii) €25.0 million ($28.6 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($22.9 million) under the Telenet Revolving Facility, each of which were undrawn at December 31, 2018.

(f)
Subsequent to December 31, 2018, we entered into an agreement to sell our operations in Switzerland. For information regarding the potential impact on the outstanding debt of the UPC Holding borrowing group, see note 21.

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

(h)
Represents amounts associated with certain derivative-related borrowing instruments, including $248.6 million and $304.9 million at December 31, 2018 and 2017, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 9.

(i)	In August 2018, we settled the outstanding amount under the Sumitomo Share Loan with the remaining shares of Sumitomo that were held by our company.

(j)	Amounts include $225.9 million and $160.9 million at December 31, 2018 and 2017, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(k)
As of December 31, 2018 and 2017, our debt had an estimated fair value of $28.5 billion and $32.7 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 9.

(l)The U.S. dollar equivalents of our consolidated capital lease obligations are as follows:

	December 31,
	2018	2017
	in millions

Telenet (1)	$475.2	$456.1
Virgin Media	69.1	79.1
UPC Holding	29.9	35.9
Other subsidiaries	47.1	67.2
Total	$621.3	$638.3
_______________

(1)
At December 31, 2018 and 2017, Telenet’s capital lease obligations included €390.6 million ($447.3 million) and €361.8 million ($414.3 million), respectively, associated with Telenet’s lease of the broadband communications network of the four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs.” All capital expenditures associated with the PICs network are initiated by Telenet, but are executed and financed by the PICs through additions to this lease that are repaid over a 15-year term. These amounts do not include Telenet’s commitment related to certain operating costs associated with the PICs network. For additional information regarding this commitment, see note 18.

General Information

At December 31, 2018, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities.

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

•
In addition to certain mandatory prepayment events, our credit facilities provide that the instructing group of lenders under the relevant credit facility, under certain circumstances, may cancel the group’s commitments thereunder and declare

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

the loan(s) thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the relevant credit facility);

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

Senior and Senior Secured Notes. Certain of our borrowing groups have issued senior and/or senior secured notes. In general, our senior and senior secured notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer within the relevant borrowing group, (ii) contain, in most instances, certain guarantees from other members of the relevant borrowing group (as specified in the applicable indenture) and (iii) with respect to our senior secured notes, are secured by certain pledges or liens over the assets and/or shares of certain members of the relevant borrowing group. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•
Our notes contain certain customary incurrence-based covenants. In addition, our notes provide that any failure to pay principal prior to the expiration of any applicable grace period, or any acceleration with respect to other indebtedness of the issuer or certain subsidiaries over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

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

•
Our senior secured notes contain certain early redemption provisions including, for certain senior secured notes, the ability to, during each 12-month period commencing on the issue date for such notes until the applicable call date, redeem up to 10% of the principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes to be redeemed plus accrued and unpaid interest; and

•
Certain of our notes are non-callable. The remainder of our notes are non-callable prior to their respective call date (as specified under the applicable indenture). At any time prior to the applicable call date, we may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable call date using the discount rate as of the redemption date plus a premium (as specified in the applicable indenture). After the applicable call date, we may redeem some or all of these notes at various redemption prices plus accrued interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

SPE Notes. From time to time, we create special purpose financing entities (SPEs), most of which are 100% owned by third parties, for the primary purpose of facilitating the offering of senior and senior secured notes, which we collectively refer to as the “SPE Notes.”

The SPEs used the proceeds from the issuance of SPE Notes to fund term loan facilities under the credit facilities made available to their respective borrowing group (as further described below), each a “Funded Facility” and collectively the “Funded Facilities.” Each SPE is dependent on payments from the relevant borrowing entity under the applicable Funded Facility in order to service its payment obligations under each respective SPE Note. Each of the Funded Facility term loans creates a variable interest in the respective SPE for which the relevant borrowing entity is the primary beneficiary and are consolidated by the relevant parent entities, including Liberty Global. As a result, the amounts outstanding under the Funded Facilities are eliminated in the respective borrowing group’s and Liberty Global’s consolidated financial statements. At December 31, 2018, we had outstanding SPE Notes issued by entities consolidated by (i) UPC Holding, collectively the “UPCB SPEs” and (ii) Telenet, collectively the “Telenet SPEs”.

Pursuant to the respective indentures for the SPE Notes (the SPE Indentures) and the respective accession agreements for the Funded Facilities, the call provisions, maturity and applicable interest rate for each Funded Facility are the same as those of the related SPE Notes. The SPEs, as lenders under the relevant Funded Facility for the relevant borrowing group, are treated the same as the other lenders under the respective credit facility, with benefits, rights and protections similar to those afforded to the other lenders. Through the covenants in the applicable SPE Indentures and the applicable security interests over (i) all of the issued shares of the relevant SPE and (ii) the relevant SPE’s rights under the applicable Funded Facility granted to secure the relevant SPE’s obligations under the relevant SPE Notes, the holders of the SPE Notes are provided indirectly with the benefits, rights, protections and covenants granted to the SPEs as lenders under the applicable Funded Facility. The SPEs are prohibited from incurring any additional indebtedness, subject to certain exceptions under the SPE Indentures.

The SPE Notes are non-callable prior to their respective call date (as specified under the applicable SPE Indenture). If, however, at any time prior to the applicable SPE Notes call date, all or a portion of the loans under the related Funded Facility are voluntarily prepaid (a SPE Early Redemption Event), then the SPE will be required to redeem an aggregate principal amount of its respective SPE Notes equal to the aggregate principal amount of the loans prepaid under the relevant Funded Facility. In general, the redemption price payable will equal 100% of the principal amount of the applicable SPE Notes to be redeemed and a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable SPE Notes call date using the discount rate (as specified in the applicable SPE Indenture) as of the redemption date plus a premium (as specified in the applicable SPE Indenture).

Upon the occurrence of a SPE Early Redemption Event on or after the applicable SPE Notes call date, the SPE will redeem an aggregate principal amount of its respective SPE Notes equal to the principal amount of the related Funded Facility prepaid at a redemption price (expressed as a percentage of the principal amount), plus accrued and unpaid interest and additional amounts (as specified in the applicable SPE Indenture), if any, to the applicable redemption date.

Virgin Media - 2018 Financing Transactions

In August 2018, Virgin Media redeemed (i) $190.0 million of the $530.0 million outstanding principal amount of the 6.375% 2023 VM Dollar Senior Notes and (ii) in full the £250.0 million ($318.6 million) outstanding principal amount of the 7.0% 2023 VM Sterling Senior Notes. These transactions were funded with a portion of the proceeds received by another Liberty Global subsidiary in connection with the sale of UPC Austria, as described in note 6. In October 2018, we used existing cash to redeem in full the $340.0 million outstanding principal amount of the 6.375% 2023 VM Dollar Senior Notes. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment of $36.4 million related to (a) the payment of $28.2 million of redemption premiums and (b) the write-off of $8.2 million of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Virgin Media - 2017 and 2016 Financing Transactions

During 2017 and 2016, Virgin Media completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, Virgin Media recognized losses on debt modification and extinguishment of $67.5 million and $78.4 million during 2017 and 2016, respectively. These losses include (i) the write-off of unamortized deferred financing costs and discounts of $40.6 million and $25.8 million, respectively, (ii) the payment of redemption premiums of $32.6 million and $52.6 million, respectively, (iii) the write-off of $7.0 million of unamortized premiums in 2017 and (iv) the payment of third-party costs of $1.3 million in 2017.

UPC Holding - 2018 Financing Transactions

In August 2018, UPC Holding (i) repaid $330.0 million of the $1,975.0 million outstanding principal amount under UPC Facility AR, which matures on January 15, 2026, bears interest at a rate of LIBOR + 2.50% and is subject to a LIBOR floor of 0.0%, (ii) repaid in full the €500.0 million ($572.6 million) outstanding principal amount under UPC Facility AS, which bore interest at a rate of EURIBOR + 2.75%, and (iii) redeemed €60.0 million ($68.7 million) of the €600.0 million ($687.1 million) outstanding principal amount under UPC Facility AK, which matures on January 15, 2027 and bears interest at a rate of 4.0%, together with accrued and unpaid interest and the related prepayment premiums, which was owed to UPCB Finance IV and, in turn, UPCB Finance IV used such proceeds to redeem €60.0 million of the €600.0 million outstanding principal amount of the UPCB Finance IV Euro Notes, whose terms are consistent with UPC Facility AK. These transactions were funded with a portion of the proceeds received by another Liberty Global subsidiary in connection with the sale of UPC Austria, as described in note 6. In connection with these transactions, UPC Holding recognized a loss on debt modification and extinguishment of $8.9 million related to (a) the write-off of $6.9 million of unamortized deferred financing costs and discounts and (b) the payment of $2.0 million of redemption premiums.

UPC Holding - 2017 and 2016 Financing Transactions

During 2017 and 2016, UPC Holding completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, UPC Holding recognized losses on debt modification and extinguishment of $112.1 million and $77.1 million during 2017 and 2016, respectively. These losses include (i) the payment of redemption premiums of $84.3 million and $57.2 million, respectively, and (ii) the write-off of unamortized deferred financing costs and discounts of $27.8 million and $19.9 million, respectively.

Telenet - 2018 Financing Transactions

In March 2018, Telenet used existing cash to prepay 10% of the €530.0 million ($607.0 million) outstanding principal amount under Telenet Facility AB, which matures on July 15, 2027 and bears interest at a rate of 4.875%, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance VI and, in turn, Telenet Finance VI used such proceeds to redeem 10% of the €530.0 million outstanding principal amount of the Telenet Finance VI Notes, whose terms are consistent with Telenet Facility AB. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment of $2.6 million related to (i) the payment of $2.0 million of redemption premiums and (ii) the write-off of $0.6 million of unamortized deferred financing costs and discounts.

In March 2018, commitments under Telenet Facility AL, which matures on March 1, 2026, bears interest at a rate of LIBOR + 2.50% and is subject to a LIBOR floor of 0.0%, were increased by $300.0 million (the Telenet Facility AL Add-on) with terms consistent to those of Telenet Facility AL. In April 2018, Telenet drew the full $300.0 million of the Telenet Facility AL Add-on and used the net proceeds, together with existing cash, to prepay in full the €250.0 million ($286.3 million) outstanding principal amount under Telenet Facility V, which bore interest at a rate of 6.750%, together with accrued and unpaid interest and the related prepayment premiums, which was owed to Telenet Finance V and, in turn, Telenet Finance V used such proceeds to redeem in full the €250.0 million outstanding principal amount of the 6.750% Telenet Finance V Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment of $21.3 million related to (i) the payment of $17.3 million of redemption premiums and (ii) the write-off of $4.0 million of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

In May 2018, Telenet entered into (i) a $1,600.0 million term loan facility (Telenet Facility AN), which was issued at 99.875% of par, matures on August 15, 2026, bears interest at a rate of LIBOR + 2.25% and is subject to a LIBOR floor of 0.0%, and (ii) a €730.0 million ($836.0 million) term loan facility (Telenet Facility AO), which was issued at 99.875% of par, matures on December 15, 2027, bears interest at a rate of EURIBOR + 2.50% and is subject to a EURIBOR floor of 0.0%. The net proceeds from Telenet Facility AN and Telenet Facility AO, together with existing cash, were used to prepay in full (a) the $1,300.0 million outstanding principal amount under Telenet Facility AL, (b) the $300.0 million outstanding principal amount under the Telenet Facility AL Add-on and (c) the €730.0 million outstanding principal amount under Telenet Facility AM, which bore interest at a rate of EURIBOR + 2.75%. In connection with these transactions, Telenet recognized a loss on debt modification and extinguishment, of $7.6 million related to the write-off of unamortized deferred financing costs and discounts.

In August 2018, commitments under Telenet Facility AN and Telenet Facility AO were increased by $475.0 million (the Telenet Facility AN Add-on) and €205.0 million ($234.8 million) (the Telenet Facility AO Add-on), respectively. The Telenet Facility AN Add-on and the Telenet Facility AO Add-on were issued at 98.5% and 98.0% of par, respectively. All other terms of the Telenet Facility AN Add-on and the Telenet Facility AO Add-on are consistent with those of Telenet Facility AN and Telenet Facility AO, respectively. The Telenet Facility AN Add-on and the Telenet Facility AO Add-on were drawn in October 2018, and the net proceeds were used to make an aggregate dividend payment to Telenet shareholders (including Liberty Global) of €600.0 million ($687.1 million).

Telenet - 2017 and 2016 Financing Transactions

During 2017 and 2016, Telenet completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, Telenet recognized losses on debt modification and extinguishment of $75.7 million and $52.8 million during 2017 and 2016, respectively. These losses include (i) the write-off of unamortized deferred financing costs and discounts of $54.2 million and $33.8 million, respectively, and (ii) the payment of redemption premiums of $21.5 million and $19.0 million, respectively.

Maturities of Debt and Capital Lease Obligations

Maturities of our debt and capital lease obligations as of December 31, 2018 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts presented below represent U.S. dollar equivalents based on December 31, 2018 exchange rates:

Debt:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2019	$2,454.2	$587.4	$440.9	$55.0	$3,537.5
2020	15.7	24.3	16.9	212.9	269.8
2021	1,320.7	25.4	12.0	962.1	2,320.2
2022	314.1	24.1	11.9	323.2	673.3
2023	75.3	21.3	12.1	—	108.7
Thereafter	11,629.4	5,306.0	5,470.4	—	22,405.8
Total debt maturities	15,809.4	5,988.5	5,964.2	1,553.2	29,315.3
Deferred financing costs, discounts and premiums, net	(38.1)	(39.3)	(34.2)	(19.8)	(131.4)
Total debt	$15,771.3	$5,949.2	$5,930.0	$1,533.4	$29,183.9
Current portion	$2,454.2	$587.4	$440.9	$54.5	$3,537.0
Noncurrent portion	$13,317.1	$5,361.8	$5,489.1	$1,478.9	$25,646.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

_______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs. As described above, the Telenet SPEs are consolidated by Telenet and Liberty Global.

Capital lease obligations:

	Telenet	Virgin Media	UPC Holding	Other	Total
	in millions
Year ending December 31:
2019	$66.9	$12.3	$4.9	$17.3	$101.4
2020	82.3	9.3	6.1	9.6	107.3
2021	76.4	8.9	6.3	5.1	96.7
2022	76.1	11.2	4.1	3.1	94.5
2023	64.4	6.9	3.9	18.3	93.5
Thereafter	277.6	172.8	13.6	—	464.0
Total principal and interest payments	643.7	221.4	38.9	53.4	957.4
Amounts representing interest	(168.5)	(152.3)	(9.0)	(6.3)	(336.1)
Present value of net minimum lease payments	$475.2	$69.1	$29.9	$47.1	$621.3
Current portion	$52.6	$7.3	$3.0	$15.3	$78.2
Noncurrent portion	$422.6	$61.8	$26.9	$31.8	$543.1

Non-cash Financing Transactions

A significant portion of our financing transactions include non-cash borrowings and repayments. During 2018, 2017 and 2016, non-cash borrowings and repayments aggregated $2,583.3 million, $17,104.0 million and $8,939.5 million, respectively.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(12)    Income Taxes

Liberty Global files its primary income tax return in the U.K. Its subsidiaries file income tax returns in the U.S., the U.K.and a number of other European jurisdictions. The income taxes of Liberty Global and its subsidiaries are presented on a separate return basis for each tax-paying entity or group.

The components of our earnings (loss) from continuing operations before income taxes are as follows:

	Year ended December 31,
	2018		2017		2016
	in millions

Belgium	$392.4		$140.0		$13.7
U.K.	330.9		(991.3)		1,165.4
The Netherlands	(321.1)	—	(26.1)	—	169.6
Switzerland	318.8		111.6		273.9
U.S.	(51.6)		(842.5)		(873.0)
Intercompany activity with discontinued operations	(426.4)		(499.9)		(480.3)
Other	(81.2)		(2.9)		(26.0)
Total	$161.8		$(2,111.1)		$243.3

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Income tax benefit (expense) consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2018:
U.S. (a)	$(957.5)	$7.6	$(949.9)
The Netherlands	14.2	(519.4)	(505.2)
Belgium	(153.9)	41.6	(112.3)
U.K.	(7.2)	32.2	25.0
Switzerland	(16.6)	6.2	(10.4)
Other	(14.2)	(6.3)	(20.5)
Total	$(1,135.2)	$(438.1)	$(1,573.3)

Year ended December 31, 2017:
The Netherlands	$(16.2)	$(118.2)	$(134.4)
U.K	(3.3)	(64.7)	(68.0)
Belgium	(203.6)	145.4	(58.2)
U.S. (a)	47.2	(32.8)	14.4
Switzerland	(2.0)	15.6	13.6
Other	(14.4)	8.1	(6.3)
Total	$(192.3)	$(46.6)	$(238.9)

Year ended December 31, 2016:
The Netherlands	$(0.3)	$1,259.6	$1,259.3
U.S. (a)	146.8	90.2	237.0
Belgium	(105.0)	57.0	(48.0)
Switzerland	(48.4)	5.3	(43.1)
U.K	(12.3)	1.2	(11.1)
Other	(2.2)	15.1	12.9
Total	$(21.4)	$1,428.4	$1,407.0
_______________

(a)	Includes federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Year ended December 31,
	2018	2017	2016
	in millions

Computed “expected” tax benefit (expense) (a)	$(30.7)	$406.4	$(48.7)
Mandatory Repatriation Tax (b)	(1,137.2)	—	—
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c)	(360.1)	(192.6)	(1.3)
Non-deductible or non-taxable interest and other expenses	(153.8)	(42.8)	28.0
Non-deductible or non-taxable foreign currency exchange results	132.5	(233.8)	192.9
Recognition of previously unrecognized tax benefits	49.6	4.9	210.9
Change in valuation allowances	(34.9)	(341.6)	778.1
Enacted tax law and rate changes (d)	(13.5)	7.4	(132.2)
International rate differences (e)	(3.5)	126.9	138.8
Tax benefit associated with technologies innovation	—	12.1	72.6
Tax effect of intercompany financing	—	2.4	161.6
Other, net	(21.7)	11.8	6.3
Total income tax benefit (expense)	$(1,573.3)	$(238.9)	$1,407.0
_______________

(a)
The statutory or “expected” tax rates are the U.K. rates of 19% for 2018, 19.25% for 2017 and 20.00% for 2016. The 2017 statutory rate represents the blended rate that was in effect for the year ended December 31, 2017 based on the 20.0% statutory rate that was in effect for the first quarter of 2017 and the 19.0% statutory rate that was in effect for the remainder of 2017.

(b)
As further discussed below, the liability we have recorded for the Mandatory Repatriation Tax (as defined and described below) is significantly lower than the amount included in our income tax expense due in part to the expected use of carryforward attributes in the U.S., all of which were subject to valuation allowances prior to the initial recognition of the Mandatory Repatriation Tax during the first quarter of 2018.

(c)
These amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates including the effects of foreign earnings.

(d)
On December 18, 2018, reductions in the corporate income tax rate in the Netherlands were enacted. The rate will be reduced from the current rate of 25.0% to 22.5% in 2020 and 20.5% in 2021. Substantially all of the impacts of these rate changes in the Netherlands on our deferred tax balances were recorded during the fourth quarter of 2018. In 2017, a Belgian income tax rate reduction was signed into law. The Belgian statutory tax rate decreased from 33.9% to 29.58% beginning in 2018, and in 2020, this rate will further decrease to 25.0%. Also in 2017, the U.S. corporate income tax rate was reduced from 35.0% to 21.0% effective beginning in 2018. Substantially all of the impacts of the tax rate changes in Belgium and the U.S. on our deferred tax balances were recorded during the fourth quarter of 2017. During the third quarter of 2016, the U.K. enacted legislation that will reduce the corporate income tax rate in April 2020 to 17.0%. Substantially all of the impact of this rate change on our deferred tax balances was recorded during the third quarter of 2016.

(e)	Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The components of our net deferred tax assets are as follows:

	December 31,
	2018	2017
	in millions

Deferred tax assets	$2,488.2	$3,133.1
Deferred tax liabilities (a)	(232.9)	(225.5)
Net deferred tax asset	$2,255.3	$2,907.6
_______________

(a)	Our deferred tax liabilities are included in other long-term liabilities in our consolidated balance sheets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2018	2017
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$4,289.8	$5,074.2
Property and equipment, net	1,923.4	2,064.2
Debt	322.9	544.1
Investments	156.2	97.0
Share-based compensation	79.5	71.7
Derivative instruments	72.5	155.8
Intangible assets	14.8	44.7
Other future deductible amounts	161.3	87.2
Deferred tax assets	7,020.4	8,138.9
Valuation allowance	(4,094.7)	(4,244.7)
Deferred tax assets, net of valuation allowance	2,925.7	3,894.2
Deferred tax liabilities:
Intangible assets	(193.8)	(298.3)
Deferred revenue	(178.9)	(229.8)
Property and equipment, net	(167.4)	(212.4)
Investments (including consolidated partnerships)	(0.8)	(130.3)
Other future taxable amounts	(129.5)	(115.8)
Deferred tax liabilities	(670.4)	(986.6)
Net deferred tax asset	$2,255.3	$2,907.6

Our deferred income tax valuation allowance decreased $150.0 million in 2018. This decrease reflects the net effect of (i) foreign currency translation adjustments, (ii) decreases associated with reductions in deferred tax assets, (iii) the effect of enacted tax law and rate changes, (iv) the net tax expense of $34.9 million and (v) other individually insignificant items.

Virgin Media had property and equipment on which future U.K. tax deductions can be claimed of $18.1 billion and $19.4 billion at December 31, 2018 and 2017, respectively. The maximum amount of these “capital allowances” that can be claimed in any one year is 18% of the remaining balance, after additions, disposals and prior claims. The tax effects of the excess of these capital allowances over the related financial reporting bases are included in the 2018 and 2017 deferred tax assets related to property and equipment, net, in the above table.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The significant components of our tax loss carryforwards and related tax assets at December 31, 2018 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$15,426.3	$2,622.5	Indefinite
Amount attributable to net operating losses	1,025.6	174.3	Indefinite
The Netherlands	3,923.1	842.5	2019-2027
Belgium	1,288.9	324.1	Indefinite
Ireland	708.5	88.8	Indefinite
France	544.5	157.5	Indefinite
U.S.	382.3	16.8	Various
Other	245.6	63.3	Various
Total	$23,544.8	$4,289.8

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

We have taxable outside basis differences on certain investments in non-U.S. subsidiaries. For this purpose, the outside basis difference is any difference between the aggregate tax basis in the equity of a consolidated subsidiary and the corresponding amount of the subsidiary’s net equity, including cumulative translation adjustments, as determined for financial reporting purposes. This outside basis difference does not include unremitted earnings. At December 31, 2018, we have not provided deferred tax liabilities on an estimated $5.9 billion of cumulative temporary differences on the outside bases of our non-U.S. subsidiaries.

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

The Tax Cuts and Jobs Act (the 2017 U.S. Tax Act) was signed into U.S. law on December 22, 2017. Significant changes to the U.S. income tax regime include the imposition of taxes on a one-time deemed mandatory repatriation of earnings and profits of foreign corporations (the Mandatory Repatriation Tax) and a new tax on global intangible low-taxed income (the GILTI Tax).

The Mandatory Repatriation Tax requires that the aggregate post-1986 earnings and profits of our foreign corporations be included in our U.S. taxable income. The one-time repatriation of undistributed foreign earnings and profits is then taxed at a rate of 15.5% for cash earnings and 8% for non-cash earnings, both as defined in the 2017 U.S. Tax Act, and is payable, interest free, over an eight year period according to a prescribed payment schedule with 45% of the tax due in the last two years. At December 31, 2018, we have recorded a liability for the Mandatory Repatriation Tax of $293.3 million after considering the expected use of carryforward tax attributes and other filing positions.

The GILTI Tax will require our U.S. subsidiaries that are shareholders in foreign corporations to include in their taxable income for each year beginning after December 31, 2018, their pro rata share of global intangible low-taxed income. The GILTI Tax is calculated as the excess of the net foreign corporation income over a deemed return. The GILTI Tax is reported as a period cost when it is incurred.

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
December 31, 2018, 2017 and 2016

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2009 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, the Netherlands, and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position or results of operations. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2010 and 2009 income tax returns, and have entered into the appeals process with respect to the 2010 and 2009 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

The changes in our unrecognized tax benefits are summarized below:

	2018	2017	2016
	in millions

Balance at January 1	$350.4	$217.0	$486.8
Additions for tax positions of prior years	457.4	138.8	2.0
Additions based on tax positions related to the current year	180.0	4.5	5.6
Reductions for tax positions of prior years	(117.9)	(20.4)	(183.5)
Foreign currency translation	(8.5)	14.1	(2.1)
Lapse of statute of limitations	(3.6)	—	(78.3)
Settlements with tax authorities	—	(3.6)	(13.5)
Balance at December 31	$857.8	$350.4	$217.0

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2018, our unrecognized tax benefits included $759.8 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During 2019, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2018. The amount of any such reductions could range up to $225 million, all of which would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2019. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2019.

During 2018, 2017 and 2016, the income tax benefit (expense) of our continuing operations includes net income tax benefit (expense) of ($58.9 million), ($5.5 million) and $30.9 million, respectively, representing the net benefit (accrual) of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $94.0 million at December 31, 2018.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(13)    Equity

Capitalization

At December 31, 2018, our authorized share capital consisted of an aggregate nominal amount of $20.0 million, consisting of any of the following: (i) ordinary shares (Class A, B or C), each with a nominal value of $0.01 per share, (ii) preference shares, with a nominal value to be determined by the board of directors, the issuance of one or more classes or series of which may be authorized by the board of directors, and (iii) any other shares of one or more classes as may be determined by the board of directors or by the shareholders of Liberty Global. For the period beginning July 1, 2015 through the December 29, 2017 completion of the Split-off Transaction, our share capital included (a) our Class A, Class B and Class C Liberty Global ordinary shares (collectively referred to herein as “Liberty Global Shares”) and (b) our LiLAC Class A, Class B and Class C ordinary shares (collectively referred to herein as “LiLAC Shares”). The LiLAC Shares were tracking shares intended to track the economic performance of the LiLAC Group. Pursuant to the Split-off Transaction, the LiLAC Shares were redesignated as deferred shares (which had virtually no economic rights), transferred to a third party and cancelled.

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

At the option of the holder, each Liberty Global Class B ordinary share is convertible into one Liberty Global Class A ordinary share. One Liberty Global Class A ordinary share is reserved for issuance for each Liberty Global Class B ordinary share that is issued (11,099,593 shares issued as of December 31, 2018). Additionally, at December 31, 2018, we have reserved the following ordinary shares for the issuance of outstanding share-based compensation awards:

	Class A (a)	Class C (a)

Options	580,254	2,667,506
SARs	15,308,562	34,401,980
PSUs and RSUs	3,487,018	6,976,788

_______________

(a)
Includes share-based compensation awards held by former employees of Liberty Global that became employees of Liberty Latin America as a result of the Split-off Transaction. For additional information, see note 14.

Subject to any preferential rights of any outstanding class of our preference shares, the holders of our ordinary shares are entitled to dividends as may be declared from time to time by our board of directors from funds available therefore. Except with respect to share distributions, whenever a dividend is paid in cash to the holder of one class of our ordinary shares, we shall also pay to the holders of the other classes of our ordinary shares an equal per share dividend. There are currently no contractual restrictions on our ability to pay dividends in cash or shares.

In the event of our liquidation, dissolution and winding up, after payment or provision for payment of our debts and liabilities and subject to the prior payment in full of any preferential amounts to which our preference shareholders, if any, may be entitled, the holders of our ordinary shares will be entitled to receive their proportionate interests, expressed in liquidation units, in any assets available for distribution to our ordinary shares.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

A summary of the changes in our share capital during 2017 and 2016 is set forth in the table below:

	Liberty Global Shares				LiLAC Shares (a)
	Class A	Class B	Class C	Total	Class A	Class B	Class C	Total
	in millions

Balance at January 1, 2016	$2.5	$0.1	$5.9	$8.5	$0.1	$—	$0.3	$0.4
Impact of the C&W Acquisition	0.3	—	0.8	1.1	—	—	0.1	0.1
Repurchase and cancellation of Liberty Global Shares	(0.3)	—	(0.3)	(0.6)	—	—	—	—
Impact of the LiLAC Distribution	—	—	—	—	0.4	—	0.8	1.2
Other	—	—	(0.1)	(0.1)	—	—	—	—
Balance at December 31, 2016	2.5	0.1	6.3	8.9	0.5	—	1.2	1.7
Impact of the Split-off Transaction	—	—	—	—	(0.5)	—	(1.2)	(1.7)
Repurchase and cancellation of Liberty Global Shares	(0.3)	—	(0.5)	(0.8)	—	—	—	—
Balance at December 31, 2017	$2.2	$0.1	$5.8	$8.1	$—	$—	$—	$—

_______________

(a)
In connection with the Split-off Transaction, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights), transferred to a third party and cancelled. For additional information regarding the Split-off Transaction, see note 6.

Share Repurchase Programs

As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” Distributable Reserves, which are not linked to a U.S. GAAP reported amount, may be created through the earnings of the U.K. parent company and, among other methods, through a reduction in share premium approved by the English Companies Court. Based on the amounts set forth in our 2017 U.K. Companies Act Report dated May 1, 2018, which are our most recent “Relevant Accounts” for the purposes of determining our Distributable Reserves under U.K. law, our Distributable Reserves were $22.7 billion as of December 31, 2017. This amount does not reflect earnings, share repurchases or other activity that occurred in 2018, each of which impacts the amount of our Distributable Reserves.

Our board of directors has approved share repurchase programs for our Liberty Global Shares. In addition, from November 2016 through the completion of the Split-off Transaction, we were authorized to repurchase our LiLAC Shares. Under these plans, we receive authorization to acquire up to the specified amount (before direct acquisition costs) of Class A and Class C Liberty Global Shares or LiLAC Shares, or other authorized securities, from time to time through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares or other securities pursuant to our equity repurchase programs, which may be suspended or discontinued at any time, is dependent on a variety of factors, including market conditions. In July 2018, our board of directors authorized an additional $500.0 million of share repurchases through July 2019. At December 31, 2018, the remaining amount authorized for share repurchases was $566.2 million.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The following table provides details of our share repurchases during 2018, 2017 and 2016:

	Class A ordinary shares		Class C ordinary shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions
Liberty Global Shares:
2018	15,649,900	$29.67	54,211,059	$28.51	$2,010.0
2017	34,881,510	$33.73	52,523,651	$32.71	$2,894.7
2016	32,387,722	$32.26	31,557,089	$32.43	$2,068.0

LiLAC Shares:
2017	2,062,233	$22.84	285,572	$22.25	$53.5
2016	720,800	$20.65	313,647	$21.19	$21.5
_______________

(a)	Includes direct acquisition costs, where applicable.

Subsidiary Distributions

From time to time, Telenet and certain other of our subsidiaries make cash distributions to their respective shareholders. Our share of these distributions is eliminated in consolidation and the noncontrolling interest owners’ share of these distributions is reflected as a charge against noncontrolling interests in our consolidated statements of equity. In this regard, in August 2018, Telenet declared a €600.0 million dividend to its shareholders. Our share of this dividend, which was financed with additional borrowings under the Telenet Credit Facility and paid on October 4, 2018, was €351.6 million ($404.8 million at the payment date).

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2018, substantially all of our net assets represented net assets of our subsidiaries that were subject to such limitations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(14)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2018	2017	2016
	in millions
Liberty Global:
Performance-based incentive awards (a)	$50.8	$23.9	$150.6
Non-performance based share-based incentive awards	90.1	93.8	96.4
Other (b)	43.4	13.7	—
Total Liberty Global	184.3	131.4	247.0
Telenet share-based incentive awards (c)	19.6	20.7	12.2
Other	2.1	10.1	8.9
Total	$206.0	$162.2	$268.1
Included in:
Other operating expenses	$4.4	$4.7	$3.4
SG&A expenses	201.6	157.5	264.7
Total	$206.0	$162.2	$268.1
_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) in 2016, a challenge performance award plan for certain executive officers and key employees (the Challenge Performance Awards) and (iii) through March 2017, the PGUs held by our Chief Executive Officer. The Challenge Performance Awards included PSARs and PSUs.

(b)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares will be issued to senior management and key employees pursuant to a shareholding incentive program that was implemented in the fourth quarter of 2017. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

(c)
Represents the share-based compensation expense associated with Telenet’s share-based incentive awards, which, at December 31, 2018, included performance- and non-performance-based stock option awards with respect to 4,494,002 Telenet shares. These stock option awards had a weighted average exercise price of €42.50 ($48.67).

As of December 31, 2018, $246.7 million of total unrecognized compensation cost related to our Liberty Global share-based compensation awards is expected to be recognized by our company over a weighted-average period of approximately 2.1 years.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The following table summarizes certain information related to the share-based incentive awards granted and exercised with respect to Liberty Global ordinary shares (includes amounts related to awards held by employees of our discontinued operations, unless otherwise noted):

	Year ended December 31,
	2018	2017	2016
Assumptions used to estimate fair value of options, SARs and PSARs granted:
Risk-free interest rate	2.68 - 2.92%	1.66 - 2.16%	0.88 - 1.49%
Expected life	3.0 - 4.2 years	3.0 - 6.4 years	3.1 - 5.5 years
Expected volatility	30.2 - 33.6%	25.9 - 37.9%	27.4 - 42.9%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$8.99	$9.40	$10.40
SARs	$7.92	$8.60	$8.60
RSUs	$28.72	$31.24	$36.67
PSUs	$23.60	$26.59	$33.97
Total intrinsic value of awards exercised (in millions):
Options	$3.8	$13.4	$16.9
SARs and PSARs	$22.5	$74.8	$42.9
Cash received from exercise of options (in millions)	$5.7	$11.7	$17.4
Income tax benefit related to share-based compensation of our continuing operations (in millions)	$18.6	$9.8	$51.1

Share Incentive Plans — Liberty Global Ordinary Shares

Incentive Plans

As of December 31, 2018, we are authorized to grant incentive awards under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan. Generally, we may grant non-qualified share options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under either of these incentive plans (collectively, awards). Ordinary shares issuable pursuant to awards made under these incentive plans will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards may be granted at or above fair value in any class of ordinary shares. The maximum number of Liberty Global ordinary shares with respect to which awards may be issued under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan is 105 million (of which no more than 50.25 million shares may consist of Class B ordinary shares) and 10.5 million, respectively, in each case, subject to anti-dilution and other adjustment provisions in the respective plan. As of December 31, 2018, the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan had 46,220,904 and 9,108,222 ordinary shares available for grant, respectively.

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
December 31, 2018, 2017 and 2016

Performance Awards

The following is a summary of the material terms and conditions with respect to our performance-based awards for certain executive officers and key employees.

Liberty Global PSUs

In March 2015, our compensation committee approved the grant of PSUs to executive officers and key employees (the 2015 PSUs). The performance plan for the 2015 PSUs covered a two-year period that ended on December 31, 2016 and included a performance target based on the achievement of a specified compound annual growth rate (CAGR) in a consolidated Adjusted OIBDA metric (as defined in note 19). The performance target was adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (Adjusted OIBDA CAGR), and the participant’s annual performance ratings during the two-year performance period. Participants earned 99.5% of their targeted awards under the 2015 PSUs, which vested 50% on each of April 1 and October 1 of 2017.

In February 2016, our compensation committee approved the grant of PSUs to executive officers and key employees (the 2016 PSUs) pursuant to a performance plan that is based on the achievement of a specified Adjusted OIBDA CAGR during the three-year period ending December 31, 2018. The 2016 PSUs, as adjusted through the 2017 Award Modification, require delivery of compound annual growth rates of consolidated Adjusted OIBDA CAGR of 6.0% during the three-year performance period for Liberty Global or Liberty Latin America depending on the respective class of shares underlying the award, with over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. The performance payout may be adjusted at the compensation committee’s discretion for events that may affect comparability, such as changes in foreign currency exchange rates and accounting principles or policies. The 2016 PSUs will vest 50% on each of April 1, 2019 and October 1, 2019.

During 2018, the compensation committee of our board of directors approved the grant of PSUs to executive officers and key employees (the 2018 PSUs) pursuant to a performance plan that is based on the achievement of a specified Adjusted OIBDA CAGR during the two-year period ending December 31, 2019. The 2018 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2018 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2018 PSUs will vest 50% on April 1, 2020 and 50% on October 1, 2020. The target Adjusted OIBDA CAGR for the 2018 PSUs was determined on October 26, 2018 and, accordingly, associated compensation expense has been recognized prospectively from that date.

Liberty Global Performance Grant Award

Effective April 30, 2014, our compensation committee authorized the grant of PGUs to our Chief Executive Officer, comprising a total of one million PGUs with respect to our then outstanding Liberty Global Class A ordinary shares and one million PGUs with respect to our then outstanding Liberty Global Class B ordinary shares. The PGUs, which were subject to a performance condition that was achieved in 2014, vested in three equal annual installments beginning on March 15, 2015. Our Chief Executive Officer also received 41,589 PGUs with respect to each Class A and Class B LiLAC Shares as a result of the LiLAC Distribution in 2016 and 33,333 PGUs with respect to each Class A and Class B LiLAC Shares as a result of the impact of the July 1, 2015 distribution of LiLAC Shares in 2015. As of March 31, 2017, all PGUs were fully vested.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Share-based Award Activity — Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during 2018 with respect to awards issued by Liberty Global:

Options — Class A ordinary shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2018	580,481	$25.54
Granted	71,469	$30.14
Forfeited	(1,713)	$22.43
Exercised	(69,983)	$13.97
Outstanding at December 31, 2018	580,254	$27.51	3.7	$1.4
Exercisable at December 31, 2018	417,608	$26.26	2.9	$1.4

Options — Class C ordinary shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2018	2,725,566	$25.58
Granted	770,691	$24.82
Forfeited	(591,662)	$30.07
Exercised	(237,089)	$17.49
Outstanding at December 31, 2018	2,667,506	$25.09	2.9	$3.9
Exercisable at December 31, 2018	2,161,408	$24.16	2.3	$3.9

SARs — Class A ordinary shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2018	13,524,075	$32.72
Granted	3,286,731	$29.81
Forfeited	(898,390)	$34.77
Exercised	(603,854)	$21.75
Outstanding at December 31, 2018	15,308,562	$32.41	3.7	$0.7
Exercisable at December 31, 2018	9,837,206	$32.38	2.7	$0.7

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

SARs — Class C ordinary shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2018	31,305,136	$30.60
Granted	6,573,462	$28.86
Forfeited	(1,797,629)	$33.54
Exercised	(1,678,989)	$20.35
Outstanding at December 31, 2018	34,401,980	$30.61	3.5	$2.2
Exercisable at December 31, 2018	23,452,476	$30.21	2.4	$2.2

RSUs — Class A ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2018	511,061	$35.81
Granted	370,355	$29.36
Forfeited	(59,319)	$35.04
Released from restrictions	(239,723)	$35.66
Outstanding at December 31, 2018	582,374	$31.85	2.4

RSUs — Class C ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2018	1,007,313	$34.60
Granted	740,710	$28.40
Forfeited	(118,764)	$28.17
Released from restrictions	(466,908)	$35.33
Outstanding at December 31, 2018	1,162,351	$31.02	2.4

PSUs — Class A ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2018	1,934,795	$31.00
Granted	1,177,392	$24.01
Forfeited	(206,110)	$30.20
Released from restrictions	(1,433)	$37.45
Outstanding at December 31, 2018	2,904,644	$28.22	1.2

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

PSUs — Class C ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2018	3,875,732	$30.01
Granted	2,354,784	$23.39
Forfeited	(413,213)	$29.21
Released from restrictions	(2,866)	$36.32
Outstanding at December 31, 2018	5,814,437	$27.39	1.2

Share-based Award Activity — Liberty Global Ordinary Shares Held by Former Liberty Global Employees

The following tables summarize the share-based awards issued by Liberty Global held by former employees of the company that became employees of Liberty Latin America as a result of the Split-off Transaction. We do not recognize share-based compensation expense with respect to these awards.

	Number of awards	Weighted Average exercise or base price	Weighted Average remaining contractual term	Aggregate intrinsic value
Options and SARs:
Class A
Outstanding	1,198,985	$32.74	2.9	$0.1
Exercisable	1,017,362	$32.26	2.6	$0.1
Class C
Outstanding	2,819,203	$30.54	2.7	$0.3
Exercisable	2,455,257	$29.98	2.4	$0.3

	Number of awards	Weighted Average grant date fair value per share	Weighted Average remaining contractual term
Outstanding RSUs and PSUs:
Class A
RSUs	9,426	$36.73	1.4
PSUs	172,429	$30.29	0.8
Class C
RSUs	18,882	$36.44	1.4
PSUs	345,210	$29.32	0.8

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(15)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2018 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2018	$11.3	$9.5	$16.5	$37.3
Restructuring charges	42.2	5.5	48.7	96.4
Cash paid	(35.5)	(6.0)	(44.7)	(86.2)
Foreign currency translation adjustments and other	(3.3)	(0.5)	(2.6)	(6.4)
Restructuring liability as of December 31, 2018	$14.7	$8.5	$17.9	$41.1

Current portion	$13.3	$4.5	$8.4	$26.2
Noncurrent portion	1.4	4.0	9.5	14.9
Total	$14.7	$8.5	$17.9	$41.1

Our restructuring charges during 2018 included (i) $40.5 million of costs in Belgium attributed to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network and (ii) employee severance and termination costs related to certain reorganization and integration activities of $23.7 million in U.K./Ireland and $14.2 million in Central and Corporate.

In connection with the BASE Acquisition, Telenet acquired BASE's mobile network in Belgium. As a result, Telenet migrated its mobile subscribers from an MVNO arrangement to the BASE mobile network. In March 2018, Telenet completed this migration and recorded the costs associated with meeting its minimum guarantee commitment under the MVNO agreement as a restructuring charge. Telenet’s MVNO agreement expired at the end of 2018.

A summary of changes in our restructuring liabilities during 2017 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2017	$23.0	$7.1	$31.7	$61.8
Restructuring charges	35.2	8.3	4.9	48.4
Cash paid	(50.0)	(6.8)	(22.2)	(79.0)
Foreign currency translation adjustments and other	3.1	0.9	2.1	6.1
Restructuring liability as of December 31, 2017	$11.3	$9.5	$16.5	$37.3

Current portion	$9.9	$4.4	$4.6	$18.9
Noncurrent portion	1.4	5.1	11.9	18.4
Total	$11.3	$9.5	$16.5	$37.3

Our restructuring charges during 2017 included employee severance and termination costs related to certain reorganization and integration activities of $20.1 million in U.K./Ireland and $10.0 million in Central and Corporate.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

A summary of changes in our restructuring liabilities during 2016 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2016	$59.2	$7.3	$42.0	$108.5
Restructuring charges	62.8	3.2	24.2	90.2
Cash paid	(69.9)	(2.6)	(34.7)	(107.2)
BASE liabilities at acquisition date	—	—	1.3	1.3
Disposal (a)	(28.1)	(0.5)	—	(28.6)
Foreign currency translation adjustments	(1.0)	(0.3)	(1.1)	(2.4)
Restructuring liability as of December 31, 2016	$23.0	$7.1	$31.7	$61.8

Current portion	$21.6	$2.0	$19.7	$43.3
Noncurrent portion	1.4	5.1	12.0	18.5
Total	$23.0	$7.1	$31.7	$61.8

_______________

(a)	Represents restructuring liabilities associated with VodafoneZiggo Holding.

Our restructuring charges during 2016 included employee severance and termination costs related to certain reorganization and integration activities of $26.1 million in U.K./Ireland, $20.4 million in Central and Corporate and $10.8 million in the Netherlands. Central and Corporate also incurred contract termination charges of $22.7 million during 2016.
(16)    Defined Benefit Plans

Certain of our subsidiaries maintain various funded and unfunded defined benefit plans for their employees. A significant portion of these defined benefit plans are closed to new entrants and existing participants do not accrue any additional benefits.

The table below provides summary information on the defined benefit plans:

	December 31,
	2018	2017	2016
	in millions

Fair value of plan assets (a)	$1,305.0	$1,412.2	$1,198.7
Projected benefit obligation	$1,217.5	$1,335.4	$1,205.1
Net asset (liability)	$87.5	$76.8	$(6.4)
_______________

(a)
The fair value of plan assets at December 31, 2018 includes $918.3 million, $137.6 million and $249.1 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively, of the fair value hierarchy (as further described in note 9). Our plan assets comprise investments in debt securities, equity securities, hedge funds, insurance contracts and certain other assets.

Our net periodic pension cost was $7.4 million, $4.0 million and $9.7 million during 2018, 2017 and 2016, respectively, including $24.4 million, $22.2 million and $23.0 million, respectively, representing the service cost component. The 2018 and

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

2016 amounts exclude aggregate curtailment gains of $1.1 million and $1.4 million, respectively, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

During 2018, our subsidiaries’ contributions to their respective defined benefit plans aggregated $50.6 million. Based on December 31, 2018 exchange rates and information available as of that date, we expect this amount to be $26.1 million in 2019.

(17)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Global shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive earnings (loss)	Noncontrolling interests	Total accumulated other comprehensive earnings (loss)
	in millions

Balance at January 1, 2016	$979.2	$(83.3)	$895.9	$(2.8)	$893.1
Other comprehensive loss	(1,251.8)	(16.5)	(1,268.3)	(3.1)	(1,271.4)
Balance at December 31, 2016	(272.6)	(99.8)	(372.4)	(5.9)	(378.3)
Other comprehensive earnings	1,942.8	0.3	1,943.1	1.7	1,944.8
Impact of the Split-off Transaction	56.4	28.9	85.3	—	85.3
Balance at December 31, 2017	1,726.6	(70.6)	1,656.0	(4.2)	1,651.8
Other comprehensive loss	(1,007.3)	(16.9)	(1,024.2)	0.2	(1,024.0)
Balance at December 31, 2018	$719.3	$(87.5)	$631.8	$(4.0)	$627.8

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

 The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2018:
Foreign currency translation adjustments	$(897.9)	$—	$(897.9)
Pension-related adjustments and other	(24.4)	4.4	(20.0)
Other comprehensive loss from continuing operations	(922.3)	4.4	(917.9)
Other comprehensive loss from discontinued operations (a)	(105.9)	(0.2)	(106.1)
Other comprehensive loss	(1,028.2)	4.2	(1,024.0)
Other comprehensive loss attributable to noncontrolling interests (b)	(0.3)	0.1	(0.2)
Other comprehensive loss attributable to Liberty Global shareholders	$(1,028.5)	$4.3	$(1,024.2)

Year ended December 31, 2017:
Foreign currency translation adjustments	$1,898.7	$—	$1,898.7
Pension-related adjustments and other	17.6	(1.9)	15.7
Other comprehensive earnings from continuing operations	1,916.3	(1.9)	1,914.4
Other comprehensive earnings from discontinued operations	30.1	0.3	30.4
Other comprehensive earnings	1,946.4	(1.6)	1,944.8
Other comprehensive loss attributable to noncontrolling interests (b)	(1.9)	0.2	(1.7)
Other comprehensive earnings attributable to Liberty Global shareholders	$1,944.5	$(1.4)	$1,943.1

Year ended December 31, 2016:
Foreign currency translation adjustments (a)	$(1,193.9)	$(1.7)	$(1,195.6)
Pension-related adjustments	(0.9)	(1.5)	(2.4)
Other comprehensive loss from continuing operations	(1,194.8)	(3.2)	(1,198.0)
Other comprehensive loss from discontinued operations	(74.8)	1.4	(73.4)
Other comprehensive loss	(1,269.6)	(1.8)	(1,271.4)
Other comprehensive earnings attributable to noncontrolling interests (b)	3.1	—	3.1
Other comprehensive loss attributable to Liberty Global shareholders	$(1,266.5)	$(1.8)	$(1,268.3)
_______________

(a)
For additional information regarding the reclassification of foreign currency translation adjustments included in net earnings, see the 2018 and 2016 consolidated statements of comprehensive earnings and note 6.

(b)	Amounts represent the noncontrolling interest owners’ share of our pension-related adjustments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(18)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services, non-cancellable operating leases and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2018. The commitments included in this table do not reflect any liabilities that are included in our December 31, 2018 consolidated balance sheet.

	Payments due during:
	2019	2020	2021	2022	2023	Thereafter	Total
	in millions

Network and connectivity commitments	$629.4	$282.1	$243.6	$60.3	$44.1	$776.4	$2,035.9
Programming commitments	858.0	558.7	286.2	52.1	14.2	44.9	1,814.1
Purchase commitments	742.8	243.9	88.5	31.9	20.4	45.5	1,173.0
Operating leases	123.9	85.4	66.6	54.3	46.8	178.6	555.6
Other commitments	27.0	3.2	0.5	0.3	—	—	31.0
Total	$2,381.1	$1,173.3	$685.4	$198.9	$125.5	$1,045.4	$5,609.6

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,671.4 million, $1,470.2 million and $1,783.4 million during 2018, 2017 and 2016, respectively.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2018, 2017 and 2016, see note 8. For information regarding our defined benefit plans, see note 16.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend portions of our broadband communication systems. Such amounts are not included in the above table because they are not fixed or determinable.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Rental expense under non-cancellable operating lease arrangements amounted to $111.8 million, $104.5 million and $125.7 million during 2018, 2017 and 2016, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $41.0 million, $34.7 million and $67.6 million during 2018, 2017 and 2016, respectively.

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. Proximus has the right to appeal the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court, however Proximus has not done so to date. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($22.9 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees (approximately €75 million ($86 million) for 2018) by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached. If this matter is settled subsequent to the completion of the sale of the Vodafone Disposal Group, we would only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group.

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
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($60 million) as of December 31, 2018. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and a decision is expected in 2019.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. The U.K. tax authority issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), comprising (i) the challenged amount of £63.7 million (which we paid during the fourth quarter of 2015) and (ii) related interest of £3.3 million (which we paid during the first quarter of 2016). No provision was recorded by our company at that time as the likelihood of loss was not considered to be probable. The aggregate amount paid does not include penalties, which could be significant in the event that penalties were to be assessed. In September 2018, the court rejected our appeal and ruled in favor of the U.K. tax authority. Accordingly, during the third quarter of 2018, we recorded a provision for litigation of £63.7 million ($83.1 million at the average rate for the period) and related interest expense of £3.3 million ($4.4 million at the average rate for the period) in our consolidated statement of operations. We have submitted our grounds for appeal to the Upper Tribunal and expect to receive approval to appeal the judgment during the first quarter of 2019; however, no assurance can be given as to the ultimate outcome of this matter.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2018, we expect the aggregate amount of this increase will be £28 million ($36 million) in 2019. Beyond 2019, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of network and other assets constructed under our network extension program in the U.K. remains subject to review by the U.K. government.

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

(19)    Segment Reporting

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

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Adjusted OIBDA from continuing operations to our earnings (loss) from continuing operations before income taxes is presented below.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

As of December 31, 2018, our reportable segments are as follows:

Consolidated:

•	U.K./Ireland

•	Belgium

•	Switzerland

•	Central and Eastern Europe

Nonconsolidated:

•	VodafoneZiggo JV

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services.

Segment information for all periods has been retrospectively revised to present (i) our operating segments in Austria, Germany, Hungary, the Czech Republic and Romania and (ii) UPC DTH, which was previously included in our Central and Eastern Europe reportable segment, as discontinued operations. As a result, (a) our former Switzerland/Austria reportable segment now only includes our operations in Switzerland and (b) our Central and Eastern Europe reportable segment now only includes our operations in Poland and Slovakia. Our central and corporate functions (Central and Corporate) primarily include (1) revenue earned from services provided to the VodafoneZiggo JV, (2) revenue from sales of customer premises equipment to the VodafoneZiggo JV, (3) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (4) less significant consolidated operating segments that provide programming and other services. On January 1, 2018, our wholesale handset program was transferred from Germany to an entity included in Central and Corporate. In connection with our presentation of our operating segment in Germany as a discontinued operation, we have retrospectively revised 2017 and 2016 to reflect this change.

On December 31, 2016, we completed the VodafoneZiggo JV Transaction, whereby we contributed VodafoneZiggo Holding (including Ziggo Sport) to the VodafoneZiggo JV. In our segment presentation for the year ended December 31, 2016, VodafoneZiggo Holding (exclusive of Ziggo Sport, which became a subsidiary of VodafoneZiggo Holding in October 2016) is separately reported as “The Netherlands” and Ziggo Sport is included in Central and Corporate. Effective January 1, 2017, following the closing of the VodafoneZiggo JV Transaction, we have identified the VodafoneZiggo JV as a nonconsolidated reportable segment. Accordingly, our results of operations for 2016 include the operations of VodafoneZiggo Holding and Ziggo Sport while our results of operations for 2017 and 2018 and our consolidated balance sheets as of December 31, 2017 and 2018 exclude such entities. For additional information regarding the VodafoneZiggo JV Transaction, see note 6 to our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted OIBDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted OIBDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of results of affiliates, net, in our consolidated statements of operations. For additional information, see notes 1 and 5.

	Year ended December 31,
	2018		2017		2016
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA
	in millions

U.K./Ireland	$6,875.1	$3,057.2	$6,398.7	$2,884.0	$6,508.8	$2,921.7
Belgium	2,993.6	1,480.0	2,865.3	1,300.3	2,691.1	1,173.6
Switzerland	1,326.0	748.7	1,370.1	832.6	1,377.4	862.8
Central and Eastern Europe	492.2	249.1	467.5	233.5	441.3	227.4
The Netherlands	—	—	—	—	2,690.8	1,472.7
Central and Corporate	274.2	(371.7)	189.4	(415.8)	84.1	(573.6)
Intersegment eliminations (a)	(3.2)	(11.8)	(14.6)	(9.5)	(62.4)	(4.2)
Total	$11,957.9	$5,151.5	$11,276.4	$4,825.1	$13,731.1	$6,080.4

VodafoneZiggo JV	$4,602.2	$2,009.7	$4,512.5	$1,910.6	$—	$—

_______________

(a)	Amounts are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2018	2017	2016
	in millions

Adjusted OIBDA from continuing operations	$5,151.5	$4,825.1	$6,080.4
Share-based compensation expense	(206.0)	(162.2)	(268.1)
Depreciation and amortization	(3,858.2)	(3,790.6)	(4,117.7)
Impairment, restructuring and other operating items, net	(248.2)	(79.9)	(124.5)
Operating income	839.1	792.4	1,570.1
Interest expense	(1,478.7)	(1,416.1)	(1,866.1)
Realized and unrealized gains (losses) on derivative instruments, net	1,125.8	(1,052.8)	1,022.3
Foreign currency transaction gains (losses), net	90.4	(181.5)	(326.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(384.5)	43.4	(456.1)
Losses on debt modification and extinguishment, net	(65.0)	(252.2)	(233.8)
Share of results of affiliates, net	(8.7)	(95.2)	(111.6)
Gain on the VodafoneZiggo JV Transaction	—	4.5	520.8
Other income, net	43.4	46.4	124.0
Earnings (loss) from continuing operations before income taxes	$161.8	$(2,111.1)	$243.3

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2018	2017	2018	2017
	in millions
U.K./Ireland	$16,254.6	$17,678.3	$20,702.5	$21,968.4
Belgium	5,979.4	6,067.9	6,972.1	6,992.8
Switzerland	4,165.4	4,212.5	4,496.0	4,528.9
Central and Eastern Europe	1,087.4	1,161.2	1,130.8	1,191.8
Central and Corporate (a)	1,142.2	994.8	9,321.1	11,401.5
Total - continuing operations	$28,629.0	$30,114.7	$42,622.5	$46,083.4

VodafoneZiggo JV	$22,026.2	$24,017.4	$23,255.3	$24,900.2

_______________

(a)	The total asset amounts include our equity method investment in the VodafoneZiggo JV and related receivables.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or capital lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and capital lease arrangements, see note 10.

	Year ended December 31,
	2018	2017	2016
	in millions

U.K./Ireland	$1,988.9	$2,161.8	$1,761.1
Belgium	790.8	691.0	588.4
Switzerland	249.6	244.4	260.4
Central and Eastern Europe	152.8	158.2	128.6
The Netherlands	—	—	588.9
Central and Corporate (a)	523.5	448.1	406.4
Total property and equipment additions	3,705.6	3,703.5	3,733.8
Assets acquired under capital-related vendor financing arrangements	(2,175.5)	(2,336.2)	(1,811.2)
Assets acquired under capital leases	(102.4)	(106.7)	(100.4)
Changes in current liabilities related to capital expenditures	25.3	(10.6)	(282.3)
Total capital expenditures, net	$1,453.0	$1,250.0	$1,539.9

Capital expenditures, net:
Third-party payments	$1,552.7	$1,586.5	$1,738.2
Proceeds received for transfers to related parties (b)	(99.7)	(336.5)	(198.3)
Total capital expenditures, net	$1,453.0	$1,250.0	$1,539.9

Property and equipment additions - VodafoneZiggo JV	$988.7	$933.9	$—
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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Year ended December 31,
	2018	2017	2016
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$2,863.2	$2,786.5	$4,060.0
Broadband internet	3,226.6	2,979.7	3,579.0
Fixed-line telephony	1,607.8	1,599.8	2,149.5
Total subscription revenue	7,697.6	7,366.0	9,788.5
Non-subscription revenue	279.1	343.6	311.9
Total residential cable revenue	7,976.7	7,709.6	10,100.4
Residential mobile revenue (c):
Subscription revenue (b)	983.5	999.7	1,103.9
Non-subscription revenue	694.8	607.1	590.8
Total residential mobile revenue	1,678.3	1,606.8	1,694.7
Total residential revenue	9,655.0	9,316.4	11,795.1
B2B revenue (d):
Subscription revenue	446.4	367.6	366.3
Non-subscription revenue	1,537.1	1,372.5	1,487.9
Total B2B revenue	1,983.5	1,740.1	1,854.2
Other revenue (e)	319.4	219.9	81.8
Total	$11,957.9	$11,276.4	$13,731.1
_______________

(a)
Residential cable subscription revenue includes amounts received from subscribers for ongoing services. Residential cable non-subscription revenue includes, among other items, channel carriage fees, late fees, and revenue from the sale of equipment. As described in note 2, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. For periods subsequent to our adoption of ASU 2014-09, installation revenue is generally deferred and recognized over the contractual period as residential cable subscription revenue. For periods prior to the adoption of ASU 2014-09, installation revenue is included in residential cable non-subscription revenue.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(e)
Other revenue includes, among other items, revenue earned from the JV Services, broadcasting revenue in Ireland and revenue from Central and Corporate’s wholesale handset program. In addition, the amount for 2018 includes revenue earned from (i) sales of customer premises equipment to the VodafoneZiggo JV and (ii) transitional and other services provided to Deutsche Telekom and Liberty Latin America.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2018	2017	2016
	in millions

U.K.	$6,351.2	$5,927.9	$6,070.4
Belgium	2,993.6	2,865.3	2,691.1
Switzerland	1,326.0	1,370.1	1,377.4
Ireland	523.9	470.8	438.4
Poland	440.7	417.9	391.4
Slovakia	51.5	49.6	49.9
The Netherlands	—	—	2,690.8
Other, including intersegment eliminations	271.0	174.8	21.7
Total	$11,957.9	$11,276.4	$13,731.1

VodafoneZiggo JV (the Netherlands)	$4,602.2	$4,512.5	$—

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2018	2017
	in millions

U.K.	$15,489.2	$16,902.9
Belgium	5,979.4	6,067.9
Switzerland	4,165.4	4,212.5
Poland	958.7	1,028.4
Ireland	765.4	775.4
Slovakia	128.7	132.8
U.S. and other (a)	1,142.2	994.8
Total	$28,629.0	$30,114.7

VodafoneZiggo JV (the Netherlands)	$22,026.2	$24,017.4
_______________

(a)	Primarily relates to certain long-lived assets included in Central and Corporate.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(20)    Quarterly Financial Information (Unaudited)

	2018
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$4,156.1	$3,045.1	$2,958.1	$2,949.1
Effect of discontinued operations (note 6):
Vodafone Disposal Group and UPC Austria	(1,061.6)	—	—	—
UPC DTH	(31.0)	(29.5)	(28.4)	—
As adjusted	$3,063.5	$3,015.6	$2,929.7	$2,949.1
Operating income:
As previously reported	$493.1	$263.9	$208.6	$252.4
Effect of discontinued operations (note 6):
Vodafone Disposal Group and UPC Austria	(372.7)	—	—	—
UPC DTH	(2.9)	0.2	(3.5)	—
As adjusted	$117.5	$264.1	$205.1	$252.4
Net earnings (loss)	$(1,178.6)	$950.5	$1,025.9	$52.2
Net earnings (loss) attributable to Liberty Global shareholders	$(1,186.5)	$912.6	$974.1	$25.1
Basic earnings (loss) attributable to Liberty Global shareholders per share (notes 3 and 6)	$(1.47)	$1.16	$1.23	$0.03
Diluted earnings (loss) attributable to Liberty Global shareholders per share (notes 3 and 6)	$(1.47)	$1.15	$1.23	$0.03

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

	2017
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts
Revenue:
As previously reported	$3,519.0	$2,774.9	$2,929.0	$3,987.7
Effect of discontinued operations (note 6):
Vodafone Disposal Group and UPC Austria	(849.2)	—	—	(970.4)
UPC DTH	(27.3)	(28.1)	(29.7)	(29.5)
As adjusted	$2,642.5	$2,746.8	$2,899.3	$2,987.8
Operating income:
As previously reported	$427.1	$208.9	$221.6	$495.8
Effect of discontinued operations (note 6):
Vodafone Disposal Group and UPC Austria	(210.4)	—	—	(334.5)
UPC DTH	(2.5)	(2.6)	(2.8)	(3.8)
Effect of Accounting Change (note 2)	—	—	—	(4.4)
As adjusted	$214.2	$206.3	$218.8	$153.1
Net loss	$(267.2)	$(652.4)	$(779.0)	$(1,022.0)
Net loss attributable to Liberty Global shareholders	$(320.2)	$(674.3)	$(791.6)	$(992.0)
Basic and diluted loss attributable to Liberty Global shareholders per share (notes 3 and 5):
Liberty Global Shares	$(0.33)	$(0.75)	$(0.55)	$(0.68)
LiLAC Shares	$(0.16)	$(0.22)	$(1.93)	$(2.55)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(21)    Subsequent Event

On February 27, 2019, we entered into an agreement to sell our operations in Switzerland, “UPC Switzerland,” to Sunrise Communications Group AG (“Sunrise”) for a total enterprise value of CHF 6.3 billion ($6.3 billion at the February 27, 2019 rate). Sunrise will acquire UPC Switzerland inclusive of the UPC Holding borrowing group’s existing senior and senior secured notes and associated derivatives (together, the “UPC Holding Notes”) and certain other debt items, which have an aggregate value equal to approximately CHF 3.7 billion ($3.7 billion at the February 27, 2019 rate) at December 31, 2018. The net cash proceeds are expected to be CHF 2.6 billion ($2.6 billion at the February 27, 2019 rate), subject to customary other liabilities and working capital adjustments at completion, and are expected to be used for general corporate purposes.

As the transaction is structured, a change of control will not be triggered under the UPC Holding Notes. UPC Facility AR under the UPC Holding Bank Facility, which had an outstanding balance at December 31, 2018 of $1,645.0 million, is expected to be repaid in full at or prior to closing.

Closing of the transaction is subject to regulatory approval, which is expected prior to year-end 2019, and approval by Sunrise’s shareholders with respect to an associated capital increase.

In connection with the sale of UPC Switzerland, we have agreed to provide certain transitional services to Sunrise for a period of up to five years following completion. Such transitional services principally comprise network and information technology-related functions. The annual charges for such transitional services will depend on the actual level of transitional services required by Sunrise.

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2019.

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
We intend to file our definitive proxy statement for our 2019 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2019.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to our ordinary shares that are authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Liberty Global 2014 Incentive Plan (3):
Total ordinary shares available for issuance			46,220,904
Liberty Global Class A ordinary shares	12,367,221	$34.24
Liberty Global Class C ordinary shares	24,805,745	$33.08
Liberty Global 2014 Nonemployee Director Incentive Plan (4):
Total ordinary shares available for issuance			9,108,222
Liberty Global Class A ordinary shares	375,213	$33.44
Liberty Global Class C ordinary shares	879,726	$31.68
Liberty Global 2005 Incentive Plan (5):			—
Liberty Global Class A ordinary shares	3,936,125	$26.94
Liberty Global Class C ordinary shares	11,813,648	$25.57
Liberty Global 2005 Director Incentive Plan (5):			—
Liberty Global Class A ordinary shares	130,847	$17.31
Liberty Global Class C ordinary shares	404,564	$16.61
VM Incentive Plan (5):			—
Liberty Global Class A ordinary shares	278,395	$25.17
Liberty Global Class C ordinary shares	1,985,006	$24.57
Equity compensation plans not approved by security holders:
None	—		—
Totals:
Total ordinary shares available for issuance			55,329,126
Liberty Global Class A ordinary shares	17,087,801
Liberty Global Class C ordinary shares	39,888,689
 _______________

(1)
This table includes (i) SARs and PSARs with respect to 16,507,547 and 37,221,183, Liberty Global Class A and Liberty Global Class C ordinary shares, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the respective underlying class of ordinary shares or in certain cases, if lower, a specified price, may be paid in shares of the applicable class of ordinary shares. Based upon the respective market prices of Liberty Global Class A and Class C ordinary shares at December 31, 2018 and excluding any related tax effects, 39,820 and 125,437 Liberty Global Class A and Liberty Global Class C ordinary shares, respectively, would have been issued if all outstanding and in-the-money SARs had been exercised on December 31, 2018. For further information, see note 14 to our consolidated financial statements.

III-2

(2)
In addition to the option, SAR and PSAR information included in this table, there are outstanding RSU and PSU awards under the various incentive plans with respect to an aggregate of 3,668,873 and 7,340,880, Liberty Global Class A and Liberty Global Class C ordinary shares, respectively.

(3)
The Liberty Global 2014 Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B, or Class C ordinary shares subject to a single aggregate limit of 105 million shares (of which no more than 50.25 million shares may consist of Class B shares), subject to anti-dilution adjustments. As of December 31, 2018, an aggregate of 46,220,904 ordinary shares were available for issuance pursuant to the incentive plan. For further information, see note 14 to our consolidated financial statements.

(4)
The Liberty Global 2014 Nonemployee Director Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B, or Class C ordinary shares subject to a single aggregate limit of 10.5 million shares, subject to anti-dilution adjustments. As of December 31, 2018, an aggregate of 9,108,222 ordinary shares were available for issuance pursuant to the Liberty Global 2014 Nonemployee Director Incentive Plan. For further information, see note 13 to our consolidated financial statements.

(5)
On January 30, 2014, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global 2005 Incentive Plan, the Liberty Global 2005 Director Incentive Plan or the VM Incentive Plan.

III-3

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-62 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Global plc Condensed Balance Sheets as of December 31, 2018 and 2017 (Parent Company Only)	IV-8
Liberty Global plc Condensed Statements of Operations for the years ended December 31, 2018, 2017 and 2016 (Parent Company Only)	IV-10
Liberty Global plc Condensed Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016 (Parent Company Only)	IV-11
Schedule II - Valuation and Qualifying Accounts	IV-12

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

2.2
Sale and Purchase Agreement dated as of May 9, 2018, by and among Liberty Global plc and Vodafone Group plc and certain of their respective subsidiaries (incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed May 11, 2018 (File No. 001-35961)).

3 -- Articles of Incorporation and Bylaws:
3.1
Articles of Association of Liberty Global plc, effective as of July 1, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed June 19, 2015 (File No. 001-35961)).

4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1
Amended Credit Agreement to Senior Secured Credit Facility Agreement originally dated January 16, 2004, dated November 29, 2017, among UPC Broadband Holding B.V. (UPC Broadband Holding) as Borrower, The Bank of Nova Scotia, as Facility Agent, the Guarantors listed therein, the Security Agent and the bank and financial institutions acceding thereto from time to time (the UPC Broadband Holding Bank Facility) (incorporated by reference to Schedule 2 of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 5, 2017 (File No. 001-35961)(the December 2017)).

4.2
Supplemental Deed dated November 29, 2017, between UPC Broadband Holding, as Obligor, and the Bank of Nova Scotia as Facility Agent and Security Agent, which is supplemental to and amends the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the December 2017 8-K).

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

4.4
Additional Facility AK Accession Agreement, dated April 15, 2015, among UPC Financing Partnership (UPC Financing) as Borrower, The Bank of Nova Scotia as Facility Agent and Security Agent, UPC Broadband Holding and UPCB Finance IV Limited as Additional Facility AK Lender, under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.2 to the April 2015 8-K/A).

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

4.8
Additional Facility AQ Accession Agreement dated June 21, 2017 and entered into between, among others, UPC Financing and UPC Broadband Holding as borrowers and The Bank of Nova Scotia as Facility Agent and Security Agent and the financial institutions listed therein as Additional Facility AQ Lenders under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 27, 2017 (File No. 001-35961)).

4.9
Additional Facility AR Accession Agreement dated October 13, 2017 and entered into between, among others, UPC Financing, UPC Broadband Holding and The Bank of Nova Scotia as the Facility Agent and the Security Agent and the financial institutions listed there in as Additional Facility AR Lenders under the UPC Broadband Holding Bank Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 19, 2017 (File No. 001-35961)).

4.10
Amended Credit Agreement--Senior Facilities Agreement Credit Facilities originally dated August 1, 2007, dated November 16, 2018, among Telenet BVBA as Borrower, The Bank of Nova Scotia N.V. as Facility Agent, the parties listed therein as Original Guarantors, ABN AMRO Bank N.V., BNP Paribas S.A. and J.P. Morgan PLC as Mandated Lead Arrangers, KBC Bank N.V. as Security Agent, and the financial institutions listed therein as Initial Original Lenders (the Telenet Credit Facility) (incorporated by reference to Schedule 2 of Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 23, 2018 (File No. 001-35961)(the November 2018 8-K)).

4.12
Telenet Additional Facility AB Accession Agreement, dated July 24, 2015, among, inter alia, Telenet International as Borrower, Telenet N.V. and Telenet International as Guarantors, and the other parties thereto, under the Telenet Credit Facility (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 30, 2015 (File No. 001-35061)).

4.13
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

4.14
Additional Facility AN Accession Agreement dated May 24, 2018 and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018 (File No. 001-35961)(the May 2018 8-K)).

4.15
Additional Facility AO Accession Agreement dated May 25, 2018 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the May 2018 8-K).

4.16
Additional Facility AN2 Accession Agreement dated August 8, 2018, and entered into between, among others Telenet Financing USD LLC as Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed August 29, 2018 (File No. 001-35961)(the August 2018 8-K/A)).

4.17
Additional Facility AO2 Accession Agreement dated August 8, 2018 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the August 2018 8-K/A).

4.18
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

4.19
Additional Facility AJ Accession Agreement dated December 13, 2017 and entered into between, among others, Telenet International Finance S.a.r.l. as the Borrower, Telenet Financing USD LLC as a Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent (incorporated by reference to Exhibit 4.5 to the December 2017 8-K/A).

4.20
Additional Facility AK Accession Agreement dated December 13, 2017 and entered into between, among others, Telenet International Finance S.a.r.l. as the Borrower, Telenet Financing USD LLC as a Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent (incorporated by reference to Exhibit 4.6 to the December 2017 8-K/A).

4.21
Telenet Supplemental Agreement (Credit Agreement) dated November 16, 2018 between among others, Telenet BVBA as the company, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the November 2018 8-K ).

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

4.23
Amended and Restated Facilities Agreement to Senior Facilities Agreement originally dated July 25, 2014, dated March 7, 2018, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG as Security Trustee (the Unitymedia Facilities Agreement)(incorporated by reference to Schedule 3 of Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 14, 2018 (File No. 001-35961)(the March 2018 8-K)).

4.24
Amendment and Restatement Agreement dated March 7, 2018, related to the Unitymedia Facilities Agreement, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch as security trustee (incorporated by reference to Exhibit 4.2 to the March 2018 8-K).

4.25
Amended and Restated Agreement to Super Senior Facilities Agreement originally dated July 25, 2014, dated March 7, 2018, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee (the Unitymedia Senior Facilities Agreement) (incorporated by reference to Schedule 3 of Exhibit 4.2 to the March 2018 8-K).

4.26
Amendment and Restatement Agreement dated March 7, 2018, related to the Unitymedia Senior Facilities Agreement, between, among others, Unitymedia Hessen GmbH & Co. KG as original borrower, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch as security trustee (incorporated by reference to Exhibit 4.1 to the March 2018 8-K).

4.27
Additional Facility B Accession Agreement dated June 8, 2017, between, among others, Unitymedia Finance LLC, Unitymedia Hessen GmbH & Co. KG and certain affiliates as borrowers, The Bank of Nova Scotia as facility agent and Credit Suisse AG, London Branch, as security trustee under the Unitymedia Facilities Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed June 14, 2017 (File No. 001-35961)).

4.28
Additional Facility C Accession Agreement dated October 20, 2017 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia GmbH, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee under the Unitymedia Senior Facilities Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2017 (File No. 001-35961) (the October 2017 8-K)).

4.29
Additional Facility D Accession Agreement dated October 20, 2017 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia Finance LLC, Unitymedia GmbH, The Bank of Nova Scotia as Facility Agent and Credit Suisse AG, London Branch as Security Trustee under the Unitymedia Senior Facilities Agreement (incorporated by reference to Exhibit 4.3 to the October 2017 8-K).

4.30
Additional Facility E Accession Agreement dated May 24, 2018 and entered into between, among others, Unitymedia Hessen GmbH & Co. KG, Unitymedia Finance LLC, Unitymedia GmbH, The Bank of Nova Scotia and Credit Suisse AG, London Branch (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018 (File No. 001-35961)).

4.31
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

4.33
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

4.36
Indenture dated January 28, 2015 between Virgin Media Finance PLC, The Bank of New York Mellon, London Branch, as Trustee and Principal Paying Agent, The Bank of Mellon as Paying Agent and Dollar Notes Transfer Agent and Registrar and The Bank of New York Mellon (Luxembourg) S.A., as Euro Notes Registrar and Transfer Agent (incorporated by reference to Exhibit 4.2 to the February 2015 8-K/A).

4.37
Amendment and Restatement Agreement dated February 22, 2018, between Virgin Media Investment Holdings Limited (for itself and as agent on behalf of the other obligors) and The Bank of Nova Scotia (as facility agent), and attached as a schedule thereto, a copy of the Senior Facilities Agreement, originally dated June 7, 2013, between, among others, Virgin Media Investment Holdings Limited as a borrower and a guarantor, The Bank of Nova Scotia as facility agent and Deutsche Bank AG, London Branch as security trustee, as amended and restated by the Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 27, 2018 (File No. 001-35961)).

4.38
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

4.39
Additional L Facility Accession Deed dated November 10, 2017, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional L Facility Lender under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.2 to the November 2017 8-K).

4.40
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

10.14	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).
10.15	Form of Stock Appreciation Rights Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.3 to LGI’s Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360)).
10.16	Form of Performance Share Units Agreement for executive officers under the Incentive Plan*

10.17
Liberty Global 2017 Annual Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-35961)(the February 2017 8-K)).

10.18
Liberty Global 2017 Compensatory Awards for certain executive officers under the Incentive Plan (description of said awards is incorporated by reference to the description thereof included in Item 5.02(e) of the February 2017 8-K)).

10.19
Liberty Global 2018 Annual Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2018 (File No. 000-35961)).

10.20
Liberty Global 2018 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporation by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 21, 2018 (File No. 000-35961)).

10.21
Deferred Compensation Plan (adopted effective December 15, 2008; Amended and Restated as of October 26, 2015)(incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed February 16, 2016 (File No. 001-35961) (the 2016 10-K)).

10.22	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 11, 2015)(incorporated by reference to Exhibit 10.30 to the 2016 10-K).
10.23	Personal Usage of Aircraft Policy, restated June 7, 2013 (incorporated by reference to Exhibit 10.31 to the 2016 10-K).
10.24	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.29 to LGI’s Annual Report on Form 10-K filed February 13, 2013 (File No. 000-51360)).
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

10.31	Settlement Agreement dated as of January 15, 2019, by and between Liberty Global B.V. and Diederik Karsten*
10.32
Employment Agreement dated as of June 28, 2018, between Liberty Global Inc. and Enrique Rodriguez (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2018 (File No. 001-35961)).

10.33
Letter Agreement, dated as of November 1, 2017, by and between the Registrant, LGI and Balan Nair (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 14, 2018 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	February 27, 2019	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 27, 2019
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 27, 2019
Michael T. Fries

/s/ ANDREW J. COLE	Director	February 27, 2019
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	February 27, 2019
Miranda Curtis

/s/ JOHN W. DICK	Director	February 27, 2019
John W. Dick

/s/ PAUL A. GOULD	Director	February 27, 2019
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 27, 2019
Richard R. Green

/s/ DAVID E. RAPLEY	Director	February 27, 2019
David E. Rapley

/s/ LARRY E. ROMRELL	Director	February 27, 2019
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	February 27, 2019
J.C. Sparkman

/s/ J. DAVID WARGO	Director	February 27, 2019
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	February 27, 2019
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	February 27, 2019
Jason Waldron

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2018	2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$73.2
Interest receivables — related-party	—	1.8
Other receivables — related-party	13.0	44.6
Other current assets	7.0	5.8
Total current assets	30.8	125.4
Long-term notes receivable — related-party	1,215.5	975.8
Investments in consolidated subsidiaries, including intercompany balances	20,829.5	17,472.6
Other assets, net	13.7	17.8
Total assets	$22,089.5	$18,591.6

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS — (Continued)
(Parent Company Only)

	December 31,
	2018	2017
	in millions
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3.5	$0.9
Other payables — related-party	26.4	68.7
Current portion of notes payable — related-party	3,033.3	2,834.7
Accrued liabilities and other	9.1	5.6
Total current liabilities	3,072.3	2,909.9
Long-term notes payable — related-party	14,332.5	7,884.1
Other long-term liabilities — related-party	—	989.9
Other long-term liabilities	3.3	2.7
Total liabilities	17,408.1	11,786.6
Commitments and contingencies
Shareholders’ equity:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 204,450,499 and 219,668,579 shares, respectively	2.0	2.2
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 11,099,593 and 11,102,619 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 531,174,389 and 584,332,055 shares, respectively	5.3	5.8
Additional paid-in capital	9,214.5	11,358.6
Accumulated deficit	(5,172.2)	(6,217.6)
Accumulated other comprehensive earnings, net of taxes	631.8	1,656.0
Treasury shares, at cost	(0.1)	(0.1)
Total shareholders’ equity	4,681.4	6,805.0
Total liabilities and shareholders’ equity	$22,089.5	$18,591.6

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31,
	2018	2017	2016
	in millions
Operating costs and expenses:
Selling, general and administrative (including share-based compensation)	$42.8	$44.9	$52.9
Related-party fees and allocations	8.0	55.2	66.3
Depreciation and amortization	1.5	1.0	0.8
Other operating expenses	—	—	0.7
Operating loss	(52.3)	(101.1)	(120.7)
Non-operating income (expense):
Interest expense — related-party	(678.0)	(406.5)	(162.3)
Interest income — related-party	70.9	822.7	781.0
Foreign currency transaction gains (losses), net	381.0	(644.8)	45.8
Other income (expense), net	0.1	(3.3)	(1.3)
	(226.0)	(231.9)	663.2
Earnings (loss) before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(278.3)	(333.0)	542.5
Equity in earnings (losses) of consolidated subsidiaries, net	887.9	(2,386.0)	1,279.7
Income tax benefit (expense)	115.7	(59.1)	(116.9)
Net earnings (loss)	$725.3	$(2,778.1)	$1,705.3

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Year ended December 31,
	2018	2017	2016
	in millions
Cash flows from operating activities:
Net earnings (loss)	$725.3	$(2,778.1)	$1,705.3
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	(887.9)	2,386.0	(1,279.7)
Share-based compensation expense	20.6	19.8	29.0
Related-party fees and allocations	8.0	55.2	66.3
Depreciation and amortization	1.5	1.0	0.8
Other operating expenses	—	—	0.7
Foreign currency transaction losses (gains), net	(381.0)	644.8	(45.8)
Deferred income tax benefit	(2.8)	(1.6)	(1.7)
Changes in operating assets and liabilities:
Receivables and other operating assets	(134.8)	502.7	116.4
Payables and accruals	564.4	(160.9)	29.0
Net cash provided (used) by operating activities	(86.7)	668.9	620.3

Cash flows from investing activities:
Distribution and repayments from (investments in and advances to) consolidated subsidiaries, net	(93.4)	1,188.7	(133.6)
Other investing activities, net	—	(7.0)	0.3
Net cash provided (used) by investing activities	(93.4)	1,181.7	(133.3)

Cash flows from financing activities:
Borrowings of related-party debt	3,133.3	4,632.7	5,249.8
Repayments of related-party debt	(1,010.0)	(3,496.0)	(3,751.5)
Repurchase of Liberty Global ordinary shares	(2,009.9)	(2,976.2)	(1,968.3)
Proceeds from issuance of Liberty Global shares upon exercise of options	5.7	11.7	17.4
Proceeds associated with call option contracts, net	—	—	9.2
Other financing activities, net	(1.4)	(8.1)	(9.4)
Net cash provided (used) by financing activities	117.7	(1,835.9)	(452.8)

Effect of exchange rate changes on cash	—	(0.4)	(0.3)

Net increase (decrease) in cash and cash equivalents	(62.4)	14.3	33.9
Cash and cash equivalents:
Beginning of period	78.4	64.1	30.2
End of period	$16.0	$78.4	$64.1

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$10.8	$73.2	$58.9
Restricted cash included in other current assets	5.2	5.2	5.2
Total cash and cash equivalents and restricted cash	$16.0	$78.4	$64.1

LIBERTY GLOBAL PLC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables (Continuing operations)
	Balance at beginning of period	Impact of the adoption of ASU 2014-09	Additions to costs and expenses	Acquisitions	VodafoneZiggo JV Transaction	Deductions or write-offs	Foreign currency translation adjustments	Balance at end of period
	in millions
Year ended December 31:
2016	$60.8	—	50.9	3.8	(13.0)	(39.3)	(7.1)	$56.1
2017	$56.1	—	51.6	1.5	—	(41.7)	6.7	$74.2
2018	$74.2	11.9	61.6	—	—	(98.4)	(3.5)	$45.8