Form 10-K/A
period 2018-12-31
Liberty Global plc
filed 2019-03-27
CIK 1570585

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

1

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2018 to file under Item 15 the consolidated financial statements of its equity investee VodafoneZiggo Group Holding B.V., as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2018.

Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and does not purport to reflect any information or events subsequent to the filing thereof.

2

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-62 of this Annual Report.

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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG LLP**
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of President and Chief Executive Officer**
31.4	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)**
32 -- Section 1350 Certification ††

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________

*    Filed with the Registrant's Form 10-K dated February 27, 2019
**     Filed herewith
†    Furnished with the Registrant's Form 10-K dated February 27, 2019
††    Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	March 27, 2019	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	March 27, 2019
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	March 27, 2019
Michael T. Fries

/s/ ANDREW J. COLE	Director	March 27, 2019
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 27, 2019
Miranda Curtis

/s/ JOHN W. DICK	Director	March 27, 2019
John W. Dick

/s/ PAUL A. GOULD	Director	March 27, 2019
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 27, 2019
Richard R. Green

/s/ DAVID E. RAPLEY	Director	March 27, 2019
David E. Rapley

/s/ LARRY E. ROMRELL	Director	March 27, 2019
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	March 27, 2019
J.C. Sparkman

/s/ J. DAVID WARGO	Director	March 27, 2019
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 27, 2019
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 27, 2019
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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
VodafoneZiggo Group Holding B.V.:

Report on the Financial Statements
We have audited the accompanying consolidated financial statements of VodafoneZiggo Group Holding B.V. (a B.V. registered in The Netherlands) and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, owners’ equity and cash flows for the years ended December 31, 2018, 2017 and 2016, and the related notes to the consolidated financial statements.

Management’ s Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VodafoneZiggo Group Holding B.V. and its subsidiaries as of December 31, 2018 and 2017, and the result of their operations and their cash flows for the years ended December 31, 2018, 2017 and 2016, in accordance with U.S. generally accepted accounting principles.

Change in accounting principle resulting from the adoption of a new accounting pronouncement
As discussed in Note 2 to the consolidated financial statements, in 2018, the Company adopted new accounting guidance Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Our opinion is not modified with respect to this matter.

/s/ KPMG Accountants N.V.
Amstelveen, the Netherlands
March 27, 2019

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,
	2018	2017
	in millions
ASSETS
Current assets:
Cash and cash equivalents	€239.4	€274.5
Trade receivables, net	206.2	226.2
Related-party receivables (note 11)	18.1	20.6
Prepaid expenses	46.4	59.0
Inventory held for sale, net	37.5	25.7
Derivative instruments (note 6)	74.5	45.9
Contract assets (notes 2 and 3)	169.8	—
Other current assets, net (note 4)	93.3	33.0
Total current assets	885.2	684.9
Property and equipment, net (note 8)	5,320.9	5,431.7
Goodwill (note 8)	7,375.5	7,375.5
Intangible assets subject to amortization, net (note 8)	6,554.1	7,171.5
Long-term contract assets (notes 2 and 3)	55.0	—
Other assets, net (notes 4 and 6)	116.8	49.5
Total assets	€20,307.5	€20,713.1

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS — (Continued)

	Successor
	December 31,
	2018	2017
	in millions
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 11)	€395.4	€370.8
Accrued and other current liabilities:
Third-party (note 12)	313.0	325.0
Related-party (note 11)	2.4	11.5
Deferred revenue and advance payments from subscribers and others (notes 2 and 4)	203.6	192.2
VAT payable	107.8	122.1
Derivative instruments (note 6)	71.9	65.4
Accrued interest (note 9)	155.9	151.0
Current portion of debt and capital lease obligations (note 9):
Third-party	1,005.7	750.4
Related-party (note 11)	200.2	200.8
Total current liabilities	2,455.9	2,189.2
Long-term debt and capital lease obligations (note 9):
Third-party	9,946.2	9,718.4
Related-party (note 11)	1,400.0	1,600.2
Deferred tax liabilities (note 10)	1,070.2	1,385.4
Other long-term liabilities (notes 2, 4, 6 and 12)	465.1	697.3
Total liabilities	15,337.4	15,590.5

Commitments and contingencies (notes 6, 11 and 13)

Total owners’ equity (notes 2 and 3)	4,970.1	5,122.6
Total liabilities and owners’ equity	€20,307.5	€20,713.1

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor		Predecessor
	Year ended		Year ended
	December 31,		December 31,
	2018	2017	2016
	in millions		in millions
Revenue (notes 2, 3, 11 and 14)	€3,895.4	€3,995.3	€2,430.6
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 11)	858.4	874.4	458.7
Other operating (note 11)	467.4	478.1	313.4
Selling, general and administrative (SG&A) (notes 2, 3 and 11)	643.6	712.9	341.4
Charges for JV Services (note 11)	227.7	243.6	—
Related-party fees and allocations (note 11)	—	—	233.1
Depreciation and amortization	1,552.0	1,486.1	917.4
Impairment, restructuring and other operating items, net (note 12)	35.7	7.6	26.8
	3,784.8	3,802.7	2,290.8
Operating income	110.6	192.6	139.8
Non-operating income (expense):
Interest expense:
Third-party	(473.1)	(463.0)	(363.1)
Related-party (note 11)	(101.0)	(112.6)	(163.8)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	295.8	(637.0)	(134.2)
Foreign currency transaction gains (losses), net	(232.5)	666.8	(78.1)
Gains (losses) on debt modification and extinguishment, net	—	15.2	(14.3)
Other income (expense), net	4.3	16.5	(13.9)
	(506.5)	(514.1)	(767.4)
Loss before income taxes	(395.9)	(321.5)	(627.6)
Deferred tax benefit (notes 2, 3 and 10)	318.4	91.7	183.0
Net loss	€(77.5)	€(229.8)	€(444.6)

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

Total owners’ equity
in millions
Predecessor:
Balance at December 31, 2015	€1,407.1
Net loss	(444.6)
Conversion of related-party note to equity	2,449.5
Techtix termination fee, net of tax	(543.0)
Conversion of obligation arising from Techtix termination fee to equity	724.0
Contribution of VAT paid by Liberty Global on behalf of Old Ziggo	152.0
Distribution of net operating losses to Liberty Global Europe	(42.5)
Share-based compensation	8.8
Capital charge in connection with the exercise of share-based incentive awards	(3.9)
Excess consideration received over the carrying value of property and equipment transferred to entities under common control	(1.0)
Other	4.0
Balance at December 31, 2016 prior to closing of the JV Transaction	€3,710.4

Successor:
Balance at December 31, 2016 after closing of the JV Transaction	€5,939.1
Net loss	(229.8)
Distributions to Shareholders (note 11)	(592.0)
Share-based compensation (note 11)	5.3
Balance at December 31, 2017	5,122.6
Accounting change (note 2)	321.0
Balance at January 1, 2018	5,443.6
Net loss	(77.5)
Distributions to Shareholders (note 11)	(400.0)
Share-based compensation (note 11)	2.8
Other	1.2
Balance at December 31, 2018	€4,970.1

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year ended		Year ended
	December 31,		December 31,
	2018	2017	2016
	in millions		in millions
Cash flows from operating activities:
Net loss	€(77.5)	€(229.8)	€(444.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	2.8	5.3	8.8
Related-party fees and allocations	—	—	233.1
Depreciation and amortization	1,552.0	1,486.1	917.4
Impairment, restructuring and other operating items, net	35.7	7.6	26.8
Related-party interest expense	—	—	163.8
Amortization of debt premiums, deferred financing costs and other non-cash interest	(11.5)	(11.4)	2.9
Realized and unrealized losses (gains) on derivative instruments, net	(295.8)	637.0	134.2
Foreign currency transaction losses (gains), net	232.5	(666.8)	78.1
Losses (gains) on debt modification and extinguishment of debt, net	—	(15.2)	14.3
Deferred tax benefit	(318.4)	(91.7)	(183.0)
Changes in operating assets and liabilities	23.4	110.0	(46.6)
Net cash provided by operating activities	1,143.2	1,231.1	905.2

Cash flows from investing activities:
Capital expenditures	(213.5)	(495.2)	(343.9)
Net advances to related parties	—	—	(51.4)
Other investing activities, net	11.5	4.6	0.6
Net cash used by investing activities	€(202.0)	€(490.6)	€(394.7)

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(1)    Basis of Presentation
VodafoneZiggo Group Holding B.V. (VodafoneZiggo) provides video, broadband internet, fixed-line telephony and mobile services to residential and business customers in the Netherlands. The primary subsidiaries of VodafoneZiggo include (i) VodafoneZiggo Group B.V., (ii) Ziggo Holding B.V. and its subsidiaries, including Ziggo Services B.V. (Ziggo Services) and (iii) Vodafone Libertel B.V. (Vodafone NL). In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to VodafoneZiggo or collectively to VodafoneZiggo and its subsidiaries.

VodafoneZiggo is a 50:50 joint venture (the VodafoneZiggo JV) between Vodafone Group Plc (Vodafone) and Liberty Global plc (Liberty Global) (each a Shareholder).

As a result of closing of the JV Transaction (as defined and described in note 5) and the formation of the VodafoneZiggo JV, VodafoneZiggo Group B.V. has a new basis of accounting effective December 31, 2016. In our consolidated financial statements (i) the consolidated balance sheets as of December 31, 2018 and 2017, and consolidated statements of operations, owners’ equity and cash flows for the years ended December 31, 2018 and 2017, are labeled “Successor” and reflect the VodafoneZiggo JV’s basis of accounting and (ii) the consolidated statements of operations, owners’ equity and cash flows for the year ended December 31, 2016 are labeled “Predecessor” and reflect the historical accounting basis in the assets and liabilities of “Old Ziggo”. Our consolidated financial statements and footnotes include a black line division, which appears between the columns titled Successor and Predecessor, that signifies that the amounts shown for the periods following and prior to the JV Transaction are not comparable.

Our functional currency is the euro (€). Unless otherwise indicated, convenience translations into euros are calculated as of December 31, 2018.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through March 27, 2019, the date of issuance.

(2)    Accounting Changes and Recent Accounting Pronouncements
Accounting Changes

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect of the adoption to our owners’ equity. We applied the new standard to contracts that were not complete at January 1, 2018. The comparative information for the years ended December 31, 2017 and 2016 contained within these consolidated financial statements and notes has not been restated and continues to be reported under the accounting standards in effect for such periods.

The most significant impacts of ASU 2014-09 on our revenue recognition policies relate to our accounting for (i) time-limited discounts and free service periods provided to our customers, (ii) certain upfront fees charged to our customers, (iii) revenue related to mobile handset plans and (iv) costs incurred to obtain and fulfill contracts, as follows:

•
When we enter into contracts to provide services to our customers, we often provide time-limited discounts or free service periods. Under previous accounting standards, we recognized revenue net of discounts during the promotional periods and did not recognize any revenue during free service periods. Under ASU 2014-09, revenue recognition is accelerated for these contracts, as the impact of the discount or free service period is recognized uniformly over the total contractual period.

•
When we enter into contracts to provide services to our customers, we often charge installation or other upfront fees. Under previous accounting standards, installation fees related to services provided over our cable networks were recognized as revenue during the period in which the installation occurred to the extent these fees were equal to or less than direct selling costs. Under ASU 2014-09, these fees are generally deferred and recognized as revenue over the contractual period.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

•
Previously, we offered handsets under a subsidized contract model, whereby upfront revenue recognition was limited to the upfront cash collected from the customer, as the remaining monthly fees to be received from the customer, including fees that may be associated with the handset, were contingent upon delivering future airtime. This limitation no longer applies under ASU 2014-09. The primary impact of this change is an increase in revenue allocated to handsets, which is recognized as non-service revenue when control of the device passes to the customer, and a decrease in service revenue.

•
ASU 2014-09 also impacts our accounting for certain upfront costs directly associated with obtaining and fulfilling customer contracts. Previously, these costs were expensed as incurred unless the costs were in the scope of another accounting topic that allowed for capitalization. Under ASU 2014-09, certain upfront costs associated with contracts that have substantive termination penalties and a term of one year or more are recognized as assets and amortized to other operating expenses over the applicable period benefited.

For additional information regarding our adoption of ASU 2014-09, see notes 3, 4 and 14.

The cumulative effect of the adoption of ASU 2014-09 on our summary balance sheet information as of January 1, 2018 is as follows:

	Balance at December 31, 2017	ASU 2014-09 Adjustments (a)	Balance at January 1, 2018
	in millions
Assets:
Contract assets	€—	176.8	€176.8
Other current assets, net	€33.0	65.5	€98.5
Long-term contract assets	€—	75.1	€75.1
Other assets, net	€49.5	20.2	€69.7

Liabilities:
Deferred revenue and advance payments from subscribers and others	€192.2	13.7	€205.9
Deferred income taxes	€1,385.4	3.1	€1,388.5
Other long-term liabilities	€697.3	(0.2)	€697.1

Owners’ equity	€5,122.6	321.0	€5,443.6
_______________

(a)	Amounts represent the cumulative effect of the adoption of ASU 2014-09 on our January 1, 2018 balance sheet.

The impact of our adoption of ASU 2014-09 on our consolidated balance sheet as of December 31, 2018 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our consolidated statements of operations for the year ended December 31, 2018.

The impact of our adoption of ASU 2014-09 is net of income tax. This impact is immaterial as the tax impact is recognized in a tax return of a fiscal unity of a predecessor.

ASU 2016-18

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18), which requires the change in restricted cash to be included together with the total change in cash and cash equivalents on our consolidated statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 on a retrospective basis and, accordingly, our consolidated statement of cash flows for the year ended December 31, 2017 has been adjusted to include our restricted cash, resulting in a €2,995.2 million increase in our net cash used by financing activities related to certain restricted cash that was released from escrow during the period in connection with the formation of VodafoneZiggo Group B.V.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Recent Accounting Pronouncements

ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02), which, for most leases, will result in lessees recognizing right-of-use assets and lease liabilities on the balance sheet and additional disclosures. ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using one of two modified retrospective approaches. A number of optional practical expedients may be applied in transition. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2016-02 on January 1, 2019 by recording the cumulative effect of adoption to our owners’ equity.

The main impact of the adoption of this standard will be the recognition of right-of-use assets and lease liabilities in our consolidated balance sheet for those leases classified as operating leases under previous U.S. GAAP. We will not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less, as permitted by the short-term lease practical expedient in the standard. We plan to apply the practical expedient that permits a lessee to account for lease and non-lease components in a contract as a single lease component, if the class of asset warrants such treatment, and will be assessed on case to case basis. In transition, we will apply the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we will not use hindsight during transition.

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

For a summary of our undiscounted future minimum lease payments under non-cancellable operating leases as of December 31, 2018, see note 13.

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

(3)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, certain components of revenue, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets and share-based compensation. Actual results could differ from those estimates.

VODAFONEZIGGO GROUP HOLDING B.V.
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

Our significant non-cash investing and financing activities are disclosed in our consolidated statements of equity and in notes 8, 9 and 11.

Cash Flow Statement

For purposes of determining the classification of cash flows in our consolidated statements of cash flows, interest payments or receipts for related-party loans are included as cash flows from operating activities. Interest-bearing cash advances to related parties and repayments thereof are classified as investing activities. All other related-party borrowings, advances and repayments are reflected as financing activities.

For purposes of our consolidated statements of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing to an intermediary, we record financing cash outflows in our consolidated statements of cash flows.

From time to time, we issue debt for which the proceeds are included in escrow. We reflect these transactions as non-cash financings in our consolidated financial statements.

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated €30.6 million and €46.0 million at December 31, 2018 and 2017, respectively. The January 1, 2018 adoption of ASU 2014-09 did not change the balance of our allowance for doubtful accounts. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Financial Instruments

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Due to the short maturities of cash and cash equivalents, restricted cash, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of certain of our derivatives and debt, see notes 6 and 9, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 7.

Inventory Held for Sale

Inventory held for sale consists mainly of handsets and accessories, and are stated at the lower of cost or net realizable value. Inventory held for sale is net of a provision for obsolete items, which was €2.9 million and €3.5 million at December 31, 2018 and 2017, respectively.

Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value. As we generally do not apply hedge accounting to any of our derivative instruments, the changes in the fair value of our derivative instrument are recognized in earnings.

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity in our consolidated statements of cash flows.

For information regarding our derivative instruments, see note 6.

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

VODAFONEZIGGO GROUP HOLDING B.V.
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

As of December 31, 2018 and 2017, the recorded value of our asset retirement obligations was €17.2 million and €27.1 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships and, following the closing of the JV Transaction, mobile spectrum licenses. Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities and the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships are initially recorded at their fair values in connection with business combinations and subsequently at cost less accumulated amortization and impairments, if any. Upon closing the JV Transaction, our licenses were recorded at their fair value and subsequent to the closing of the JV Transaction, we record licenses at costs less accumulated amortization and impairments, if any.

Goodwill is not amortized, but instead is tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

For additional information regarding the useful lives of our intangible assets, see note 8.

Impairment of Property and Equipment and Intangible Assets

When circumstances warrant, we review the carrying amounts of our property and equipment and our intangible assets (other than goodwill) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the market in which we operate and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are recorded at the lower of their carrying amount or fair value less costs to sell.

We evaluate goodwill for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. For impairment evaluations with respect to goodwill, we first make a qualitative assessment to determine if the goodwill may be impaired. If it is more-likely-than-not that the reporting unit’s fair value is less than its carrying value, we then compare the fair value of the reporting unit to its respective carrying amount. Any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). We have identified one reporting unit to which all goodwill is assigned.

Income Taxes

Income taxes are accounted for under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities, and the expected benefits of utilizing operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates in effect for each taxing jurisdiction in which we operate for the year in which those temporary differences and carryforwards are expected to be recovered or settled. We recognize the financial statement effects of a tax position

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. Net deferred tax assets are then reduced by a valuation allowance to the amount we believe is more-likely-than-not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Interest and penalties related to income tax liabilities are included in income tax expense.

Upon closing of the JV Transaction, we formed a new fiscal unity (the VodafoneZiggo Fiscal Unity). The VodafoneZiggo Fiscal Unity is one taxpayer for the period of time subsequent to the closing of the JV Transaction. For additional information regarding potential changes in Dutch tax law that may impact the VodafoneZiggo Fiscal Unity, see note 10.

Multiemployer Benefit Plans

We are a party to multiemployer benefit plans, and we recognize the required contribution paid or payable for these plans during the period as net postretirement benefit costs.

Foreign Currency Transactions

Transactions denominated in currencies other than our functional currency are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

Revenue Recognition

ASU 2014-09 requires the identification of deliverables in contracts with customers that qualify as performance obligations. The transaction price receivable from customers is allocated between our performance obligations under contracts on a relative stand-alone selling price basis. Our revenue recognition and certain other accounting policies, as revised to reflect the impacts of our adoption of ASU 2014-09, are set forth below.

Subscription Revenue — Cable Networks. We recognize revenue from the provision of video, broadband internet and fixed-line telephony services over our cable network to customers over time in the periods the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our cable network are generally deferred and recognized as revenue over the contractual period.

Sale of Multiple Products and Services. We sell video, broadband internet, fixed-line telephony and mobile services and handsets to our customers in bundled packages at a rate lower than if the customer purchased each product on a stand-alone basis. Revenue from bundled packages generally is allocated proportionally to the individual products or services based on the relative stand-alone selling price for each respective product or service.

Mobile Revenue — General. Consideration from mobile contracts is allocated to the airtime service component and the handset component based on the relative stand-alone selling prices of each component. Offers for handsets and airtime services in separate contracts entered into at the same time are accounted for as a single contract.

Mobile Revenue — Airtime Services. We recognize revenue from mobile services over time in the periods the related services are provided. Revenue from pre-pay customers is deferred prior to the commencement of services and recognized as the services are rendered or usage rights expire.

Mobile Revenue — Handset Revenue. Arrangement consideration allocated to handsets is recognized as revenue at the point in time in which the goods have been transferred to the customer. Mobile handset contracts that permit the customer to take control of the handset upfront and pay for the handset in installments over a contractual period may contain a significant financing component. For contracts with terms of one year or more, we recognize the significant financing component as revenue over the contractual period using the effective interest method.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

B2B Cable Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis over the term of the arrangement or the expected period of performance.

Contract Costs. Incremental costs to obtain a contract with a customer, such as incremental sales commissions, are generally recognized as assets and amortized over the applicable period benefited, which generally is the contract life, to (i) SG&A expenses or (ii) in the case of commissions earned on devices sold through indirect channels, against service revenue. If, however, the amortization period is less than one year, we expense such costs in the period incurred.

Contract fulfillment costs are recognized as assets and amortized to other operating costs over the applicable period benefited, which is generally the substantive contract term for the related service contract. Installation activities are not considered to be contract fulfillment costs. Instead, installation costs are capitalized, where applicable, under existing industry guidance for cable entities.

Promotional Discounts. For subscriber promotions, such as discounted or free services during an introductory period, revenue is recognized uniformly over the contractual period if the contract has substantive termination penalties. For subscriber promotions offered for longer than an introductory period, we allocate discounts over the related performance obligations and the related period of delivery.

Subscriber Advance Payments and Deposits. Payments received in advance for the services we provide are deferred and recognized as revenue when the associated services are provided.

Sales, Use and Other Value-Added Taxes. Revenue is recorded net of applicable sales, use and other value-added taxes.

For a summary of our revenue disaggregated by major category, see note 14.

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts or the delivery of a handset that is paid for over the duration of the contract period. Our contract assets were €224.8 million and €251.9 million as of December 31, 2018 and January 1, 2018, respectively.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were €181.0 million and €177.6 million as of December 31, 2018 and January 1, 2018, respectively. The current and long-term portions of our deferred revenue balance at December 31, 2018 are included within deferred revenue and advance payment from subscribers and others and other long-term liabilities, respectively, in our consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain a contract and contract fulfillment costs were €85.1 million and €85.8 million at December 31, 2018 and January 1, 2018, respectively. The current and long-term portions of our assets related to contract costs at December 31, 2018 are included within other current assets, net and other assets, net, respectively, in our consolidated balance sheet. We recorded amortization of €92.2 million during year ended December 31, 2018, related to these assets, included in programming and other direct costs of service expenses and other operating expenses.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Unsatisfied Performance Obligations

A large portion of our revenue is derived from customers who are not subject to contracts. Revenue from customers who are subject to contracts will be recognized over the term of such contracts, which is generally 12 or 24 months for our residential service and mobile contracts and one to five years for our B2B contracts.

(5)    JV Transaction

Overview

On February 15, 2016, Liberty Global Europe Holding B.V. (Liberty Global Europe), a corporation organized under the laws of the Netherlands and a wholly-owned subsidiary of Liberty Global, and Vodafone International Holdings B.V., a corporation organized under the laws of the Netherlands and a wholly-owned subsidiary of Vodafone, agreed to form the VodafoneZiggo JV pursuant to a Contribution and Transfer Agreement. On December 31, 2016, the formation of the VodafoneZiggo JV was completed (the JV Transaction) pursuant to which (i) VodafoneZiggo became 50% owned by each of Liberty Global and Vodafone, (ii)VodafoneZiggo Group B.V. and its subsidiaries were contributed into the VodafoneZiggo JV and became wholly-owned by VodafoneZiggo and (iii) Vodafone NL and its subsidiaries were contributed into the VodafoneZiggo JV and became wholly-owned by VodafoneZiggo Group B.V.

Shareholders Agreement

In connection with the JV Transaction, on December 31, 2016, Liberty Global and Vodafone entered into a shareholders agreement (the Shareholders Agreement) with VodafoneZiggo in respect of the VodafoneZiggo JV. Each of Liberty Global and Vodafone (each a Shareholder) holds 50% of the issued share capital of VodafoneZiggo. The Shareholders Agreement contains customary provisions for the governance of a 50:50 joint venture that result in Liberty Global and Vodafone having joint control over decision making with respect to the VodafoneZiggo JV.

The Shareholders Agreement also provides (i) for a dividend policy that requires the VodafoneZiggo JV to distribute all unrestricted cash to the Shareholders as soon as reasonably practicable following each two month period (subject to the VodafoneZiggo JV maintaining a minimum amount of cash and complying with the terms of financing arrangements of its subsidiaries) and (ii) that the VodafoneZiggo JV will be managed with a leverage ratio of between 4.5 and 5.0 times Covenant EBITDA (as calculated pursuant to existing financing arrangements of its subsidiaries) with the VodafoneZiggo JV undertaking periodic recapitalizations and/or refinancings accordingly.

Each Shareholder has the right to initiate an initial public offering (IPO) of the VodafoneZiggo JV after the third anniversary of the closing, with the opportunity for the other Shareholder to sell shares in the IPO on a pro rata basis. Subject to certain exceptions, the Shareholders Agreement prohibits transfers of interests in the VodafoneZiggo JV to third parties until the fourth anniversary of the closing. After the fourth anniversary, each Shareholder will be able to initiate a sale of all of its interest in the VodafoneZiggo JV to a third party and, under certain circumstances, initiate a sale of the entire VodafoneZiggo JV; subject, in each case, to a right of first offer in favor of the other Shareholder.

Framework and Trade Mark Agreements

Pursuant to a framework and a trade name agreement (collectively, the JV Service Agreements) entered into in connection with the formation of the VodafoneZiggo JV, Liberty Global and Vodafone will charge us fees for certain services to be provided to us by the respective subsidiaries of the Shareholders (collectively, the JV Services). The JV Services will be provided to us on a transitional or ongoing basis. Pursuant to the terms of the JV Service Agreements, the ongoing services will be provided for a period of four to six years depending on the type of service, while transitional services may be terminated by either party, subject to specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we will use or will otherwise benefit us, and (iii) brand name and procurement fees. The fees that Liberty Global and Vodafone will charge us for the JV Services will include both fixed and usage-based fees. The following table sets forth fixed minimum charges from Liberty Global and Vodafone pursuant to the JV Service Agreements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

	Year ended December 31,
	2019	2020	2021	2022	2023	Thereafter
	in millions
Charges from Liberty Global:
Operating (a)	€71.6	€56.8	€48.1	€47.8	€—	€—
Capital (b)	20.7	17.3	14.4	14.4	—	—
Total Liberty Global corporate recharges	€92.3	€74.1	€62.5	€62.2	€—	€—

Charges from Vodafone:
Operating, net (a)	€34.0	€31.5	€14.6	€14.5	€—	€—
Capital (b)	10.2	8.5	4.3	4.2	—	—
Brand fees (c)	30.0	30.0	30.0	30.0	30.0	60.0
Other non-operating	3.5	3.1	0.4	0.4	—	—
Total Vodafone corporate recharges	€77.7	€73.1	€49.3	€49.1	€30.0	€60.0
Total (d)	€170.0	€147.2	€111.8	€111.3	€30.0	€60.0
_______________

(a)	Represents amounts charged for technology and other services. These charges are included in the calculation of Covenant EBITDA.

(b)
Represents amounts charged for capital expenditures made by Liberty Global or Vodafone related to assets that we use or otherwise benefit us. These charges will not be included in the calculation of Covenant EBITDA.

(c)	Represents amounts charged for our use of the Vodafone brand name. This charge is not included in the calculation of Covenant EBITDA.

(d)
In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services.

Pro Forma Information

On an unaudited pro forma basis that gives effect to the formation of the VodafoneZiggo JV as if it had been completed on January 1, 2015, our 2016 revenue and net loss would have been €4,172.9 million and €377.2 million, respectively. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if this transaction had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

Our consolidated statement of operations for 2016 does not include revenue or net loss attributable to Vodafone NL as it did not become a wholly-owned subsidiary until December 31, 2016.

(6)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements with respect to borrowings that are denominated in a currency other than our functional currency. In this regard, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the United States (U.S.) dollar.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2018			December 31, 2017
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	€74.1	€73.4	€147.5	€45.9	€23.0	€68.9
Foreign currency forward contracts	0.4	—	0.4	—	—	—
Total	€74.5	€73.4	€147.9	€45.9	€23.0	€68.9
Liabilities:
Cross-currency and interest rate derivative contracts (b)	€71.9	€395.2	€467.1	€65.2	€615.6	€680.8
Foreign currency forward contracts	—	—	—	0.2	0.1	0.3
Total	€71.9	€395.2	€467.1	€65.4	€615.7	€681.1
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)	We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of €0.5 million and €63.8 million during the years ended December 31, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Successor		Predecessor
	Year ended		Year ended
	December 31,		December 31,
	2018	2017	2016
	in millions		in millions

Cross-currency and interest rate derivative contracts	€292.4	€(635.5)	€(134.2)
Foreign currency forward contracts	3.4	(1.5)	—
Total	€295.8	€(637.0)	€(134.2)

VODAFONEZIGGO GROUP HOLDING B.V.
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

	Successor		Predecessor
	Year ended		Year ended
	December 31,		December 31,
	2018	2017	2016
	in millions		in millions

Operating activities	€1.9	€(18.7)	€(58.8)
Financing activities	0.9	(158.8)	—
Total	€2.8	€(177.5)	€(58.8)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of and concentration of risk with the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2018, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of €9.5million.

We have entered into derivative instruments under master agreements with each counterparty that contain master netting arrangements that are applicable in the event of early termination by either party to such derivative instrument. The master netting arrangements under each of these master agreements are limited to the derivative instruments governed by the relevant master agreement and are independent of similar arrangements.

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

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our derivative instruments, which are held by our wholly-owned subsidiary, Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.). The notional amounts of multiple

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2018, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2018, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than our functional currency. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with our functional currency, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in our functional currency (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2018, substantially all of our debt was either directly or synthetically matched to our functional currency. The weighted average remaining contractual life of our cross-currency swap contracts at December 31, 2018 was 6.0 years.

The terms of our outstanding cross-currency swap contracts at December 31, 2018, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount due from counterparty (a)	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2025	$4,625.0	€4,087.3	3.19%	2.41%
April 2025	$2,050.0	€1,581.0	6 mo. LIBOR + 2.50%	4.14%
April 2025	$475.0	€442.4	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.43%
January 2023	$400.0	€339.0	5.88%	4.58%
	$7,550.0	€6,449.7
_____________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At December 31, 2018, the total euro equivalent of the notional amounts of these derivative instruments was €1,746.5 million.

Interest Rate Swaps

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At December 31, 2018, the related weighted average remaining contractual life of our interest rate swap contracts was 6.3 years.

The terms of our outstanding interest rate swap contracts at December 31, 2018, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

April 2025	€2,692.4	6 mo. EURIBOR	1.67%

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2018, the euro equivalent of the notional amount due from the counterparty was €2,715.8 million and the related weighted average remaining contractual life of our interest basis swap contracts was 0.7 years.

The terms of our outstanding basis swap contracts at December 31, 2018, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

October 2019	$2,525.0	1 mo. LIBOR + 2.50%	6 mo. LIBOR + 2.36%
April 2019	$585.0	1 mo. LIBOR + 2.50%	6 mo. LIBOR + 2.33%

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, was a decrease of 15 basis points to our borrowing costs as of December 31, 2018.

Foreign Currency Forwards

We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2018, the euro equivalent of the notional amount of our foreign currency forward contracts was €10.6 million.

The following table summarizes our outstanding foreign currency forward contracts at December 31, 2018, which are held by ABC B.V.:

Currency purchased forward	Currency sold forward	Maturity dates
in millions

$12.1	€10.1	January 2019 - December 2019

(7)    Fair Value Measurements
We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of December 31, 2018, likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities. We expect that the values realized generally will be based on market conditions at the time of settlement, which may occur at the maturity of the derivative instrument or at the time of the repayment or refinancing of the underlying debt instrument.

U.S. GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2018, no such transfers were made.

All of our Level 2 inputs (interest rate futures and swap rates) and certain of our Level 3 inputs (credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

other items, yield curves and forward interest and currency rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments as further described in note 6. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes interest rate futures and swap rates, which are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 6.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. During 2018 and 2017, we did not perform significant nonrecurring fair value measurements.

(8)    Long-lived Assets
Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2018	December 31,
		2018	2017
		in millions
Distribution systems	4 to 30 years	€5,226.7	€4,791.7
Customer premises equipment	3 to 5 years	753.0	566.1
Support equipment, buildings and land	3 to 25 years	1,129.9	931.6
		7,109.6	6,289.4
Accumulated depreciation		(1,788.7)	(857.7)
Total property and equipment, net		€5,320.9	€5,431.7

Depreciation expense related to our property and equipment was €934.6 million, €864.2 million and €529.8 million during 2018, 2017 and 2016, respectively.

During 2018 , 2017 and 2016, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of €572.7 million, €330.6 million and €179.7 million, respectively, which exclude related VAT of €45.3 million, €13.5 million and €20.1 million, respectively, that was also financed by our vendors under these arrangements.

All of the support equipment, buildings and land is pledged as security under our various debt instruments. For additional information, see note 9.

During 2018, 2017 and 2016, we recorded impairment charges of €1.9 million, €2.7 million and €1.1 million, respectively. These amounts were primarily related to tangible assets.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Goodwill

Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities. There was no change in the carrying amount of our goodwill during 2018. During 2017, the carrying amount of our goodwill increased by €65.1 million due to acquisition-related adjustments in connection with the final valuation of the JV Transaction.

Our mobile and fixed-line operations are experiencing significant competition. In particular, our mobile operations continue to experience pressure on pricing, characterized by aggressive promotion campaigns, heavy marketing spend and increasing our unlimited data bundles. In light of these factors, as well as regulatory and economic factors, we could conclude in future periods that an impairment of goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of goodwill or long-lived assets could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	December 31, 2018			December 31, 2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships (a)	€6,440.0	€(1,039.8)	€5,400.2	€6,440.0	€(519.9)	€5,920.1
Licenses (b)	1,078.9	(173.4)	905.5	1,078.9	(86.7)	992.2
Trade name (c)	270.0	(21.6)	248.4	270.0	(10.8)	259.2
Total	€7,788.9	€(1,234.8)	€6,554.1	€7,788.9	€(617.4)	€7,171.5
______________

(a)	The weighted average useful life of our customer relationships was approximately 15 years as of December 31, 2018.

(b)	Represents primarily mobile spectrum licenses associated with the mobile operations of Vodafone NL. The weighted average useful life of our licenses was approximately 13 years as of December 31, 2018.

(c)
Represents the Ziggo trade name. In connection with the fair value assessment of our assets and liabilities upon closing of the JV Transaction, we concluded that the Ziggo trade name has an estimated useful life of 25 years.

Amortization expense related to intangible assets with finite useful lives was €617.4 million, €621.9 million and €387.6 million during 2018, 2017 and 2016, respectively. Based on our amortizable intangible asset balances at December 31, 2018, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2019	€614.9
2020	607.4
2021	605.9
2022	601.5
2023	601.5
Thereafter	3,522.9
Total	€6,554.1

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(9)    Debt and Capital Lease Obligations
The euro equivalents of the components of our third-party debt are as follows:

	December 31, 2018		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)	December 31, 2018	December 31, 2017
		in millions
Subsidiaries:
Senior and Senior Secured Notes (c)	5.27%	€—	€5,431.4	€814.8
Credit Facilities	3.99%	800.0	4,455.0	4,350.4
SPE Notes (c)	—	—	—	4,491.3
Vendor financing (d)	1.93%	—	999.3	750.4
Total principal amount of third-party debt before premiums, discounts and deferred financing costs	4.44%	€800.0	€10,885.7	€10,406.9
___________

(a)
Represents the weighted average interest rate in effect at December 31, 2018 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate third-party variable- and fixed-rate indebtedness was 4.4% and 4.5% at December 31, 2018 and 2017, respectively. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the Credit Facilities at December 31, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2018, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full €800.0 million of unused borrowing capacity was available to be borrowed and there were no restrictions on our ability to make loans or distributions from this availability. Upon completion of the relevant December 31, 2018 compliance reporting requirements and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, without considering any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2018, we expect that the full amount of unused borrowing capacity will continue to be available to be borrowed and that there will be no restrictions with respect to loans or distributions from this availability.

(c)
Ziggo B.V. and Ziggo Bond Company B.V. (Ziggo Bondco) are each wholly-owned subsidiaries of VodafoneZiggo. Pursuant to a series of mergers and transactions that were completed during the three months ended March 31, 2018, (i) Ziggo B.V. assumed (a) the 2025 Senior Secured Notes, (b) the 2027 Dollar Senior Secured Notes and (c) the 2027 Euro Senior Secured Notes and released Ziggo Secured Finance B.V. from its obligations under such senior secured notes and (ii) Ziggo Bondco assumed (1) the 2025 Euro Senior Notes, (2) the 2025 Dollar Senior Notes and (3) the 2027 Senior Notes and released Ziggo Bond Finance B.V. from its obligations under such senior notes. Each of these assumptions and releases has been deemed repayment in full and cancellation of the relevant Proceeds Loans that were created in connection with the issuance of the aforementioned senior and senior secured notes. For a simplified corporate structure chart that gives effect to the completion of the aforementioned mergers and transactions, see the Appendix.

(d)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are primarily used to finance certain of our property and equipment additions and, to a lesser extent, certain of our operating expenses. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments of third-party debt and capital lease obligations in our consolidated statements of cash flows.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(e)
At each of December 31, 2018 and 2017, our debt had an estimated fair value of €10.5 billion. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

The following table provides a reconciliation of total third-party debt before premiums, discounts and deferred financing costs to total debt and capital lease obligations:

	December 31,	December 31,
	2018	2017
	in millions
Total principal amount of third-party debt before premiums, discounts and deferred financing costs	€10,885.7	€10,406.9
Premiums, discounts and deferred financing costs, net	47.7	61.9
Total carrying amount of third-party debt	10,933.4	10,468.8
Third-party capital lease obligations	18.5	—
Total third-party debt and capital lease obligations	10,951.9	10,468.8
Related-party debt and capital lease obligations (note 11)	1,600.2	1,801.0
Total debt and capital lease obligations	12,552.1	12,269.8
Current maturities of debt and capital lease obligations	(1,205.9)	(951.2)
Long-term debt and capital lease obligations	€11,346.2	€11,318.6

Credit Facilities. We have entered into one credit facilities agreement with certain financial institutions (the credit facilities). Our credit facilities contain certain covenants, the more notable of which are as follows:

•
Our credit facilities contain certain consolidated net leverage ratios, as specified in the relevant credit facility, which are required to be complied with (i) on an incurrence basis and/or (ii) when the associated revolving credit facility has been drawn beyond a specified percentage of the total available revolving credit commitments, on a maintenance basis;

•
Subject to certain customary and agreed exceptions, our credit facilities contain certain restrictions which, among other things, restrict the ability of certain of our subsidiaries to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets and (iv) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions;

•
Our credit facilities require that certain of our subsidiaries (i) guarantee the payment of all sums payable under the relevant credit facility and (ii) grant first-ranking security over substantially all of their assets to secure the payment of all sums payable thereunder;

•
In addition to certain mandatory prepayment events, the instructing group of lenders under the credit facilities may, under certain circumstances, cancel the commitments thereunder and declare the loans thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the credit facilities);

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

•
Our credit facilities require that we observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions; and

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

•
In addition to customary default provisions, our credit facilities include cross-acceleration provisions with respect to our other indebtedness, subject to agreed minimum thresholds and other customary and agreed exceptions.

Senior and Senior Secured Notes. Ziggo Bondco and Ziggo B.V. have issued certain senior and senior secured notes, respectively. Ziggo B.V. is a wholly-owned subsidiary of Ziggo Bondco, which is a wholly-owned subsidiary of Ziggo Holding. In general, our senior and senior secured notes are senior obligations of the issuer of such notes that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer. Our senior secured notes (i) contain certain guarantees from other subsidiaries of VodafoneZiggo (as specified in the applicable indenture) and (ii) are secured by certain pledges or liens over certain assets and/or shares of certain subsidiaries of VodafoneZiggo. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•
Subject to certain materiality qualifications and other customary and agreed exceptions, our notes contain (i) certain customary incurrence-based covenants and (ii) certain restrictions that, among other things, restrict the ability of certain of our subsidiaries to (a) incur or guarantee certain financial indebtedness, (b) make certain disposals and acquisitions, (c) create certain security interests over their assets and (d) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions;

•
Our notes provide that any failure to pay principal after the expiration of any applicable grace period, or any acceleration with respect to other indebtedness of the issuer or certain of our subsidiaries over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

•
If the relevant issuer or certain of its subsidiaries (as specified in the applicable indenture) sell certain assets, such issuer must, subject to certain materiality qualifications and other customary and agreed exceptions, offer to repurchase the applicable notes at par, or if a change of control (as specified in the applicable indenture) occurs, such issuer must offer to repurchase all of the relevant notes at a redemption price of 101%; and

•
Our senior secured notes contain certain early redemption provisions including, for certain senior secured notes, the ability to, during each 12-month period commencing on the issue date for such notes until the applicable call date, redeem up to 10% of the original principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

Credit Facilities

The Credit Facilities are the senior secured credit facilities of certain subsidiaries of VodafoneZiggo. The details of our borrowings under the Credit Facilities as of December 31, 2018 are summarized in the following table:

Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Outstanding principal amount	Unused borrowing capacity (f)	Carrying value (b)
			in millions
Facility E (c)	April 15, 2025	LIBOR + 2.50%	$2,525.0	€2,205.0	€—	€2,207.2
Facility F (d)	April 15, 2025	EURIBOR + 3.00%	€2,250.0	2,250.0	—	2,252.7
Revolving Facility (f)	December 31, 2022	(e)	€800.0	—	800.0	—
Total				€4,455.0	€800.0	€4,459.9

_______________

(a)	Amounts represent total third-party facility amounts as of December 31, 2018.

(b)	Amounts are net of unamortized premiums, discounts and deferred financing costs, as applicable.

(c)	Facility E has a LIBOR floor of 0.0%.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(d)	Facility F has a EURIBOR floor of 0.0%.

(e)	The Revolving Facility bears interest at EURIBOR plus 2.75% (subject to a margin ratchet) and has a fee on unused commitments of 40% of such margin per year.

(f)
Unused borrowing capacity represents the maximum availability under the Credit Facilities at December 31, 2018 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2018, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full €800.0 million of unused borrowing capacity was available to be borrowed and there were no restrictions on our ability to make loans or distributions from this availability. Upon completion of the relevant December 31, 2018 compliance reporting requirements and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, without considering any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2018, we expect that the full amount of unused borrowing capacity will continue to be available to be borrowed and that there will be no restrictions with respect to loans or distributions from this availability.

Refinancing Transactions

2018 Refinancing Transactions. There were no refinancing transactions during 2018.

2017 and 2016 Refinancing Transactions. During 2017 and 2016, we completed certain refinancing transactions that resulted in a gain (loss) on debt modification and extinguishment, net, of €15.2 million and (€14.3 million), respectively. These amounts include the write-off of (i) €21.6 million of unamortized premiums and €11.4 million of unamortized discounts, respectively, and (ii) €6.4 million and €2.9 million, respectively, of deferred financing costs.

Senior and Senior Secured Notes

The details of the Senior and Senior Secured Notes as of December 31, 2018 are summarized in the following table:

			Outstanding principal amount
Senior and Senior Secured Notes	Maturity	Interest rate	Borrowing currency	Euro equivalent	Carrying value (a)
			in millions
2020 Euro Senior Secured Notes	March 27, 2020	3.625%	€71.7	€71.7	€72.9
2024 Euro Senior Notes	May 15, 2024	7.125%	€743.1	743.1	822.1
2025 Senior Secured Notes	January 15, 2025	3.750%	€800.0	800.0	810.1
2025 Euro Senior Notes	January 15, 2025	4.625%	€400.0	400.0	408.2
2025 Dollar Senior Notes	January 15, 2025	5.875%	$400.0	349.3	348.3
2027 Dollar Senior Secured Notes	January 15, 2027	5.500%	$2,000.0	1,746.5	1,711.5
2027 Euro Senior Secured Notes	January 15, 2027	4.250%	€775.0	775.0	776.6
2027 Senior Notes	January 15, 2027	6.000%	$625.0	545.8	533.1
Total				€5,431.4	€5,482.8
_______________

(a)	Amounts include the impact of premiums.

The 2020 Euro Senior Secured Notes are non-callable. At any time prior to maturity, Ziggo B.V. may redeem some or all of the 2020 Euro Senior Secured Notes by paying a “make-whole” premium, which is the greater of 1% of the principal amount of the note and the excess of (i) the present value at the redemption date of (a) the principal amount of the note on the redemption date plus (b) all required remaining scheduled interest payments due through the redemption date, computed using the discount

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points over (ii) the principal amount of the note at the redemption date.

The remainder of our notes are non-callable prior to the applicable Call Date presented in the table below. At any time prior to the applicable Call Date, we may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable Call Date using the discount rate as of the redemption date plus a premium (each as specified in the applicable indenture).

Senior and Senior Secured Notes	Call Date

2024 Euro Senior Notes	May 15, 2019
2025 Senior Secured Notes	January 15, 2020
2025 Euro Senior Notes	January 15, 2020
2025 Dollar Senior Notes	January 15, 2020
2027 Dollar Senior Secured Notes	January 15, 2022
2027 Euro Senior Secured Notes	January 15, 2022
2027 Senior Notes	January 15, 2022

After the applicable Call Date, we may redeem some or all of these notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

		Redemption price
	2024 Euro Senior Notes	2025 Dollar Senior Notes	2025 Euro Senior Notes	2025 Senior Secured Notes	2027 Dollar Senior Secured Notes	2027 Euro Senior Secured Notes	2027 Senior Notes
12-month period commencing	May 15	January 15	January 15	January 15	January 15	January 15	January 15
2019	103.563%	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2020	102.375%	102.938%	102.313%	101.875%	N.A.	N.A.	N.A.
2021	101.188%	101.958%	101.542%	101.250%	N.A.	N.A.	N.A.
2022	100.000%	100.979%	100.771%	100.625%	102.750%	102.125%	103.000%
2023	100.000%	100.000%	100.000%	100.000%	101.833%	101.417%	102.000%
2024	N.A.	100.000%	100.000%	100.000%	100.917%	100.708%	101.000%
2025 and thereafter	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%	100.000%

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

Maturities of Debt and Capital Lease Obligations

The euro equivalents of the maturities of our debt and capital lease obligations as of December 31, 2018 are presented below:

Debt

	Third-party	Related-party	Total
	in millions
Year ending December 31:
2019	€999.3	€200.0	€1,199.3
2020	71.7	—	71.7
2021	—	—	—
2022	—	—	—
2023	—	—	—
Thereafter	9,814.7	1,400.0	11,214.7
Total debt maturities	10,885.7	1,600.0	12,485.7
Premiums, discounts and deferred financing costs, net	47.7	—	47.7
Total debt	€10,933.4	€1,600.0	€12,533.4
Current portion	€999.3	€200.0	€1,199.3
Noncurrent portion	€9,934.1	€1,400.0	€11,334.1

Capital lease obligations

	Third-party	Related-party		Total
	in millions
Year ending December 31:
2019	€6.8	€0.2		€7.0
2020	5.5	—		5.5
2021	3.6	—	—	3.6
2022	2.0	—		2.0
2023	0.8	—		0.8
Thereafter	0.2	—		0.2
Total principal and interest payments	18.9	0.2		19.1
Amounts representing interest	(0.4)	—		(0.4)
Present value of net minimum lease payments	€18.5	€0.2		€18.7
Current portion	€6.4	€0.2		€6.6
Noncurrent portion	€12.1	€—		€12.1

(10)    Income Taxes
Our consolidated financial statements include the income taxes of all entities wholly owned by VodafoneZiggo. All pretax income and income tax benefit relates to the Netherlands.
The VodafoneZiggo Fiscal Unity is one taxpayer in the Netherlands for the period of time subsequent to the closing of the JV Transaction.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

On February 22, 2018, the European Court of Justice ruled that certain aspects of the Dutch fiscal unity regime violate the EU freedom of establishment. In June 2018, the State Secretary for Finance of the Netherlands submitted a bill to the House of Representatives of the Netherlands containing certain emergency remedial measures that would adjust the fiscal unity regime. On November 2, 2018, the Netherlands tax authority announced that the effective date for the remedial measures will be January 1, 2018. In the absence of further guidance and regulation, the impact of this ruling and the submitted bill is unclear at this point. However, we currently do not expect that this ruling and the submitted bill should materially impact our effective tax rate.
On December 18, 2018 the Dutch Government enacted legislation regarding the yearly changes to the tax legislation (i.e., “Belastingplan 2019”). One of the most important changes within these legislative plans of the government has been a decrease in the corporate income tax rate. The highest tax rate in the Netherlands will be reduced from 25% to 22.55% in 2020 and from 22.55% to 20.50% in 2021. As a result of the enactment of these plans VodafoneZiggo recalculated the deferred balances and recorded a corporate income tax rate change benefit as a result of the decrease of the net deferred tax liability in the last quarter of 2018.
All of our income tax benefit for 2018, 2017 and 2016 is related to deferred tax benefits.
Income tax benefit attributable to our loss before income taxes differs from the amounts computed using the Dutch income tax rate of 25.0% as a result of the following:

	Successor		Predecessor
	Year ended		Year ended
	December 31,		December 31,
	2018	2017	2016
	in millions		in millions
Computed "expected" tax benefit	€98.9	€80.4	€156.9
Enacted tax law and rate changes	213.8	—	—
Tax benefits associated with technology innovations	6.0	13.0	71.0
Change in valuation allowances	0.1	—	(37.8)
Basis and other differences in the treatment of items associated with in investment in subsidiaries and affiliated	—	—	10.3
Non-deductible expenses	(1.1)	(1.8)	(17.4)
Other, net	0.7	0.1	—
Total income tax benefit	€318.4	€91.7	€183.0

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2018	2017
	in millions
Deferred tax assets:
Derivative instruments	€11.3	€184.9
Net operating loss and other carry forwards	94.6	107.7
Investments	18.4	22.0
Other future deductible amounts	10.9	17.9
Debt	74.5	—
Deferred tax assets	209.7	332.5
Deferred tax liabilities:
Intangible assets	(1,060.2)	(1,371.9)
Property and equipment, net	(216.8)	(275.0)
Debt	—	(65.7)
Other future taxable amounts	(2.9)	(5.3)
Deferred tax liabilities	(1,279.9)	(1,717.9)
Net deferred tax liabilities	€(1,070.2)	€(1,385.4)

All of our deferred tax assets are supported by reversing taxable temporary differences.

Although we intend to take reasonable tax planning measures to limit our tax exposures, no assurance can be given that we will be able to do so.

All of our net operating losses and other carryforwards are Dutch. The details of our net operating loss and other carryforwards and the related tax assets at December 31, 2018 are as follows:

Expiration Date	Carryforward	Related tax asset
	in millions

2020	€42.3	€8.8
2021	14.1	2.9
2022	64.6	13.5
2024	30.4	6.3
2026	265.5	55.3
2027	37.6	7.8
Total carried forward	€454.5	€94.6

We and our subsidiaries file one consolidated income tax return. In the normal course of business, our income tax filings are subject to review by the Dutch tax authority. In connection with such review, disputes could arise with the tax authority over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by the tax authority. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the tax authority in either cash or agreement of income tax positions or (ii) the date when the tax authority is statutorily prohibited from adjusting the company’s tax computations. In this respect tax filings for 2015, 2016, 2017 and 2018, are still open for examination by the Dutch tax authority.

There were no material unrecognized tax benefits during 2018, 2017 or 2016.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(11)    Related-party Transactions
Successor Period

Our related-party transactions for the Successor periods are as follows:

	Year ended
	December 31,
	2018	2017
	in millions
Revenue	€41.0	€46.1
Programming and other direct costs of services	(41.7)	(39.8)
Share-based compensation expense	(2.8)	(5.3)
Charges for JV Services:
Charges from Liberty Global:
Operating (a)	(79.9)	(94.1)
Capital (b)	(31.0)	(32.3)
Total Liberty Global corporate recharges	(110.9)	(126.4)
Charges from Vodafone:
Operating, net (a)	(86.8)	(87.2)
Brand fees (c)	(30.0)	(30.0)
Total Vodafone corporate recharges	(116.8)	(117.2)
Total charges for JV Services	(227.7)	(243.6)
Included in operating loss	(231.2)	(242.6)
Interest expense	(101.0)	(112.6)
Included in net loss	€(332.2)	€(355.2)
Property and equipment additions, net	€160.5	€257.7
_______________

(a)	Represents amounts to be charged for technology and other services. These charges are included in the calculation of Covenant EBITDA, as defined and described below.

(b)
Represents amounts to be charged for capital expenditures to be made by Liberty Global related to assets that we use or will otherwise benefit our company. These charges are not included in the calculation of Covenant EBITDA.

(c)	Represents amounts charged for our use of the Vodafone brand name. These charges are not included in the calculation of Covenant EBITDA.

Revenue. Amounts represent charges for certain personnel services provided to Vodafone and Liberty Global subsidiaries.

Programming and other direct costs of services. Amounts represent interconnect fees charged to us by certain subsidiaries of Vodafone.

Share-based compensation expense. Amounts relate to charges to our company by Liberty Global and Vodafone for share-based incentive awards held by certain employees of our subsidiaries associated with ordinary shares of Liberty Global and Vodafone. Share-based compensation expense is included within SG&A in our consolidated statements of operations.

Charges for JV Services - Framework and Trade Mark Agreements
Pursuant to a framework and a trade name agreement (collectively, the JV Service Agreements) entered into in connection with the formation of the VodafoneZiggo JV, Liberty Global and Vodafone charge us fees for certain services provided to us by the respective subsidiaries of the Shareholders (collectively, the JV Services). The JV Services are provided to us on a transitional

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

or ongoing basis. Pursuant to the terms of the JV Service Agreements, the ongoing services will be provided for a period of four to six years depending on the type of service, while transitional services will be provided for a period of not less than 12 months after which the Shareholders or VodafoneZiggo will be entitled to terminate based on specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us and (iii) brand name and procurement fees. The fees that Liberty Global and Vodafone charge us for the JV Services, as set forth in the table above, include both fixed and usage-based fees.

Interest expense. Amount relates to the Liberty Global Note and the Vodafone Note, as defined and described below.

Property and equipment additions, net. These amounts, which are cash settled, represent customer premises and network-related equipment acquired from certain Liberty Global and Vodafone subsidiaries, which subsidiaries centrally procure equipment on behalf of our company.

Predecessor Period

Prior to the closing of the JV Transaction, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company, as further described below. Upon closing of the JV Transaction, the fees and allocated costs and expenses have been replaced by fees for the JV Services pursuant to the JV Service Agreements, as described above. The discussion set forth below provides descriptions of our related-party transactions during the Predecessor period prior to the closing of the JV Transaction.

Our related-party transactions for the Predecessor period are as follows:

Year ended December 31, 2016
in millions

Revenue	€2.9
Programming and other direct costs of services	(12.6)
Other operating	(4.0)
SG&A expenses	(0.5)
Allocated share-based compensation expense included in SG&A expenses	(8.8)
Fees and allocations:
Operating and SG&A related (exclusive of depreciation and share-based compensation)	(73.3)
Depreciation	(50.7)
Share-based compensation	(19.5)
Management fee	(89.6)
Total fees and allocations	(233.1)
Included in operating income	(256.1)
Interest expense	(163.8)
Interest income	—
Related-party allocation of current tax benefit	—
Included in net loss	€(419.9)
Property and equipment additions, net	€153.0

General. Prior to the closing of the JV Transaction, certain Liberty Global subsidiaries charged fees and allocated costs and expenses to our company. Depending on the nature of these related-party transactions, the amount of the charges or allocations were based on (i) our estimated share of the underlying costs, (ii) our estimated share of the underlying costs plus a mark-up or (iii) commercially-negotiated rates.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

During the first quarter of 2015, Liberty Global transferred certain entities that incur central and other administrative costs (the Corporate Entities Transfer) from one subsidiary to certain other Liberty Global subsidiaries that were outside of Liberty Global’s borrowing groups. In connection with the Corporate Entities Transfer, Liberty Global changed the processes it used to charge fees and allocate costs and expenses from one subsidiary to another. This methodology, which was intended to ensure that Liberty Global continued to allocate its central and administrative costs to its borrowing groups on a fair and rational basis, impacted the calculation of the “EBITDA” metric specified by our debt agreements (Covenant EBITDA). In this regard, the components of related-party fees and allocations that were deducted to arrive at our Covenant EBITDA were based on (i) the amount and nature of costs incurred by the allocating Liberty Global subsidiaries during the period, (ii) the allocation methodologies in effect during the period and (iii) the size of the overall pool of entities that were charged fees and allocated costs. Prior to the closing of the JV Transaction, we were charged a fee of €543.0 million, net of tax of €181.0 million, by Liberty Global to terminate the agreement governing these related-party fees and allocations. This fee is reflected as a non-cash distribution in our consolidated statement of owners’ equity. The obligation related to this fee was converted to equity and is reflected as a non-cash increase to owners’ equity in our consolidated statement of owners’ equity. In addition, a subsidiary of Liberty Global paid VAT associated with this fee of €152.0 million on our behalf, which is reflected as a contribution in our consolidated statement of owners’ equity and is included in VAT receivable, net in our consolidated balance sheet. Subsequent to December 31, 2016, we received the outstanding balance of this VAT receivable from the Dutch tax authority, which we then distributed to Liberty Global and Vodafone in accordance with the terms of the Shareholders Agreement.

Revenue. Amount represents charges for certain commercial telephony services provided to certain Liberty Global subsidiaries and affiliates.

Programming and other direct costs of services. Amount consists of charges for certain backbone and other services provided to our company by Liberty Global subsidiaries.

Other operating. Amount represents certain cash-settled charges from Liberty Global subsidiaries to our company, primarily related to customer premises equipment, backbone and other network-related services and outsourced labor and professional services provided to our company. Such amount consists of (i) charges of €3.0 million for certain customer premises equipment, backbone and other network-related services provided to our company and (ii) charges of €1.0 million largely for outsourced labor and professional services provided to our company.

SG&A expenses. Amount consists primarily of charges for information technology-related and other services provided to our company by certain Liberty Global subsidiaries.

Allocated share-based compensation expense. Amount represents charges that were allocated to our company by Liberty Global associated with the Liberty Global share-based incentive awards held by certain employees of our subsidiaries.

Fees and allocations. These amounts represent fees charged to our company that originated with Liberty Global and certain of its subsidiaries, and include charges for management, finance, legal, technology, marketing and other services that support our company’s operations. These charges were generally cash or loan settled. The categories of our fees and allocations are as follows:

•
Operating and SG&A related (exclusive of depreciation and share-based compensation).The amount included in this category, which was generally cash settled, represents our estimated share of certain centralized technology, management, marketing, finance and other operating and SG&A expenses of Liberty Global’s European operations, whose activities benefited multiple operations, including operations within and outside of our company. The amount allocated represents our estimated share of the actual costs incurred by Liberty Global’s European operations, without a mark-up.

•
Depreciation. The amount included in this category, which was generally cash settled, represents our estimated share of depreciation of assets not owned by our company. The amount allocated represents our estimated share of the actual costs incurred by Liberty Global’s European operations, without a mark-up.

•
Share-based compensation. The amount included in this category, which was generally loan settled, represents our estimated share of share-based compensation associated with Liberty Global employees who were not employees of our company. The amount allocated represents our estimated share of the actual costs incurred by Liberty Global’s European operations, without a mark-up.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

•
Management fee. The amount included in this category, which was generally loan settled, represent our estimated allocable share of (i) operating and SG&A expenses related to stewardship services provided by certain Liberty Global subsidiaries and (ii) the mark-up, if any, applicable to each category of the related-party fees and allocations charged to our company.

During 2016, a subsidiary of Liberty Global charged our company technology-based fees using a royalty-based method. During 2016, our proportional share of the technology-based costs of €163.4 million approximated this royalty-based fee.

Interest expense. Amount primarily relates to (i) interest on a note payable to Liberty Global Europe, which was converted to equity during the fourth quarter of 2016, and (ii) the Liberty Global Broadband Note, as defined and described below.

Interest income. Amount primarily relates to the UPC Western Europe Loan Receivable and the UPC Broadband Loan Receivable.

Related-party allocation of current tax benefit (expense). Amount represents related-party tax allocations from certain Liberty Global Holding subsidiaries within the Liberty Global Holding Dutch Fiscal Unity. For additional information, see note 10.

Property and equipment additions, net. This amount, which was generally cash settled, represents the net carrying values of (i) customer premises and network-related equipment acquired from certain Liberty Global subsidiaries, which subsidiaries centrally procured equipment on behalf of our company, and (ii) used equipment transferred to certain Liberty Global subsidiaries outside of Old Ziggo.

The following table provides details of our related-party balances:

	December 31,
	2018	2017
	in millions
Assets:
Related-party receivables (a)	€18.1	€20.6

Liabilities:
Accounts payable (b)	€102.5	€106.2
Accrued and other current liabilities (b)	2.4	11.5
Debt (c):
Liberty Global Note	800.0	900.0
Vodafone Note	800.0	900.0
Capital lease obligations	0.2	1.0
Total liabilities	€1,705.1	€1,918.7
_______________

(a)	Represents non-interest bearing receivables from certain Liberty Global and Vodafone subsidiaries.

(b)
Represents non-interest bearing payables, accrued capital expenditures and other accrued liabilities related to transactions with certain Liberty Global and Vodafone subsidiaries that are cash settled.

(c)	Represents debt obligations, as further described below.

Related-party Debt

Liberty Global Note

The Liberty Global Note is a note payable to a subsidiary of Liberty Global that matures on January 16, 2028 and has a fixed interest rate of 5.55%. Interest is payable in a manner mutually agreed upon by VodafoneZiggo Group B.V. and Liberty Global.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

During the years ended December 31, 2018 and 2017, interest accrued on the Liberty Global Note was €50.5 million and €56.3 million respectively, all of which was cash settled. The decrease in the principal balance during 2018 and 2017 is the result of €100.0 million of cash payments for each period.

Vodafone Note

The Vodafone Note is a note payable to a subsidiary of Vodafone that matures on January 16, 2028 and has a fixed interest rate of 5.55%. Interest is payable in a manner mutually agreed upon by VodafoneZiggo Group B.V. and Vodafone. During the years ended December 31, 2018 and 2017, interest accrued on the Vodafone Note was €50.5 million and €56.3 million respectively, all of which was cash settled. The decrease in the principal balance during 2018 and 2017 is the result of €100.0 million of cash payments for each period.

Other

In accordance with the dividend policy prescribed in the Shareholders Agreement, VodafoneZiggo made total dividend distributions of €400.0 million and €592.0 million during 2018 and 2017, respectively, to its shareholders. These distributions are reflected as a decrease to owners’ equity in our consolidated statements of owners’ equity.

During 2016, we recorded aggregate capital charges of €3.9 million, in our consolidated statements of owners’ equity in connection with the exercise of Liberty Global share appreciation rights and the vesting of Liberty Global restricted share awards held by certain employees of our subsidiaries. These capital charges were based on the fair value of the underlying Liberty Global shares associated with share-based incentive awards that vested or were exercised during the period, subject to any reduction that was necessary to ensure that the capital charge did not exceed the amount of share-based compensation expense recorded by our company with respect to Liberty Global share-based incentive awards.

During 2016, we distributed to Liberty Global Europe €42.5 million representing deferred tax assets resulting from net operating losses of Ziggo Services. This distribution is reflected as a decrease in our consolidated statement of owners’ equity.

(12)    Restructuring Liabilities
A summary of the changes to our restructuring liability during 2018 is set forth in the table below:

	Employee severance and termination	Office closures	Total
	in millions
Successor:
Restructuring liability as of January 1, 2018	€15.5	€0.5	€16.0
Restructuring charges (a)	36.5	—	36.5
Cash paid	(37.5)	(0.1)	(37.6)
Other	(0.7)	(0.1)	(0.8)
Restructuring liability as of December 31, 2018	€13.8	€0.3	€14.1

Current portion	€12.4	€0.3	€12.7
Noncurrent portion	1.4	—	1.4
Total	€13.8	€0.3	€14.1
_______________

(a)	Restructuring charges primarily relate to certain reorganization and integration activities related to the formation of the VodafoneZiggo JV.

Additional restructuring charges are expected for 2019, due to ongoing reorganization activities associated with the closing of the JV Transaction.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

A summary of the changes to our restructuring liability during 2017 is set forth in the table below:

	Employee severance and termination	Office closures	Total
	in millions
Successor:
Restructuring liability as of January 1, 2017	€30.7	€0.5	€31.2
Restructuring charges (a)	10.8	—	10.8
Cash paid	(25.3)	—	(25.3)
Other	(0.7)	—	(0.7)
Restructuring liability as of December 31, 2017	€15.5	€0.5	€16.0

Current portion	€14.5	€0.5	€15.0
Noncurrent portion	1.0	—	1.0
Total	€15.5	€0.5	€16.0
_______________

(a)	Restructuring charges primarily relate to certain reorganization and integration activities related to the formation of the VodafoneZiggo JV.

A summary of the changes to our restructuring liability during 2016 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Predecessor:
Restructuring liability as of January 1, 2016	€46.4	€(0.9)	€0.4	€45.9
Restructuring charges (a)	9.8	0.9	—	10.7
Cash paid	(31.3)	(0.4)	—	(31.7)
Other	0.8	0.9	(0.4)	1.3
Restructuring liability as of December 31, 2016 prior to the closing of the JV Transaction	€25.7	€0.5	€—	€26.2

Successor:
Restructuring liability as of December 31, 2016 after the closing of the JV Transaction	€30.7	€0.5	€—	€31.2

Current portion	€26.4	€0.5	€—	€26.9
Noncurrent portion	4.3	—	—	4.3
Total	€30.7	€0.5	€—	€31.2
_______________

(a)	Restructuring charges primarily relate to certain reorganization and integration activities, due in part to the formation of the VodafoneZiggo JV.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(13)    Commitments and Contingencies
Commitments

As further described in note 11, we have commitments related to the JV Service Agreements. Additionally, in the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, purchases of customer premises and other equipment, network and connectivity commitments, non-cancellable operating leases and other commitment. The following table sets forth these commitments as of December 31, 2018:

	Payments due during:
	2019	2020	2021	2022	2023	Thereafter	Total
	in millions

JV Service Agreements (a)	€170.0	€147.2	€111.8	€111.3	€30.0	€60.0	€630.3
Programming commitments	111.5	95.4	44.9	0.4	—	—	252.2
Network and connectivity commitments	59.1	43.3	39.0	27.7	16.3	50.4	235.8
Purchase commitments	222.8	1.0	1.0	—	—	—	224.8
Operating leases	30.2	28.8	24.7	16.2	15.3	46.8	162.0
Other commitments	20.4	14.8	6.9	3.3	—	—	45.4
Total (b)	€614.0	€330.5	€228.3	€158.9	€61.6	€157.2	€1,550.5
_______________

(a)
Amounts represent fixed minimum charges from Liberty Global and Vodafone pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services. For additional information regarding fees related to the JV Service Agreements, see notes 5 and 11.

(b)	The commitments included in this table do not reflect any liabilities that are included in our December 31, 2018 consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during 2018, 2017 and 2016 the programming and copyright costs incurred by our operations aggregated €322.4 million, €333.6 million and €350.1 million, respectively.

Purchase commitments include unconditional and legally binding obligations related to the purchase of customer premises and other equipment.

Network and connectivity commitments include commitments associated with (i) fiber leasing and (ii) certain operating costs associated with our leased networks.

Other commitments primarily include sponsorships, certain fixed minimum contractual commitments associated with our agreements with municipal authorities and network and connectivity commitments.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) multiemployer defined benefit plans, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2018, see note 6.

We have established multiemployer benefit plans for our subsidiaries’ employees. The aggregate expense of our matching contributions under the multiemployer benefit plans was €42.8 million, €42.3 million and €26.2 million during 2018, 2017 and 2016, respectively.

Rental expense under non-cancellable operating lease arrangements amounted to €30.4 million, €33.0 million and €16.6 million, during 2018, 2017 and 2016, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

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

Regulations and Contingencies

Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are subject to significant regulation and supervision by various regulatory bodies in the Netherlands, including Dutch and EU authorities. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

We have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues and (iii) disputes over interconnection, programming, copyright and channel carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due to, in general, the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(14)    Segment Reporting

We have one reportable segment that provides video, broadband internet, fixed-line telephony and mobile services to residential and business customers in the Netherlands.

Our revenue by major category is set forth below:

	Successor		Predecessor
	Year ended		Year ended
	December 31,		December 31,
	2018	2017	2016
	in millions
Consumer cable revenue (a):
Subscription revenue	€1,980.3	€2,042.8	€2,089.5
Non-subscription revenue	17.8	26.6	34.7
Total consumer cable revenue	1,998.1	2,069.4	2,124.2
Consumer mobile revenue (b):
Service revenue	669.5	744.4	30.2
Non-service revenue	215.5	128.9	4.2
Total consumer mobile revenue	885.0	873.3	34.4
B2B cable revenue (c):
Subscription revenue	407.1	376.9	239.1
Non-subscription revenue	24.3	25.0	16.1
Total B2B cable revenue	431.4	401.9	255.2
B2B mobile revenue (d):
Service revenue	430.8	526.9	1.1
Non-service revenue	100.0	77.5	0.1
Total B2B mobile revenue	530.8	604.4	1.2
Other revenue (e)	50.1	46.3	15.6
Total	€3,895.4	€3,995.3	€2,430.6
_______________

(a)
Consumer cable revenue is classified as either subscription revenue or non-subscription revenue. Consumer cable subscription revenue includes revenue from subscribers for ongoing broadband internet, video, and voice services offered to residential customers. Consumer cable non-subscription revenue includes, among other items, channel carriage fees, late fees and revenue from the sale of equipment. As described in note 2, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. For periods subsequent to our adoption of ASU 2014-09, installation revenue is generally deferred and recognized over the contractual period as consumer cable subscription revenue. For periods prior to our adoption of ASU 2014-09, installation revenue is included in consumer cable non-subscription revenue. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. As a result, changes in the stand-alone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(b)
Consumer mobile revenue is classified as either service revenue or non-service revenue. Consumer mobile service revenue includes revenue from ongoing mobile and data services offered under postpaid and prepaid arrangements to residential customers. Consumer mobile non-service revenue includes, among other items, interconnect revenue, mobile handset and accessories sales and late fees.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2018, 2017 and 2016

(c)
B2B cable revenue is classified as either subscription revenue or non-subscription revenue. B2B cable subscription revenue includes revenue from business broadband internet, video, voice, and data services offered to SOHO, small and medium to large enterprises. B2B cable non-subscription revenue includes, among other items, revenue from hosting services, carriage fees and interconnect.

(d)
B2B mobile revenue is classified as either service revenue or non-service revenue. B2B mobile service revenue includes revenue from ongoing mobile and data services offered to SOHO, small and medium to large enterprise customers. B2B mobile non-service revenue includes, among other items, interconnect revenue, mobile handset and accessories sales and late fees.

(e)	Other revenue includes, among other items, programming and advertising revenue and revenue related to certain personnel services provided to Vodafone and Liberty Global.