Form 10-Q
period 2019-03-31
Liberty Global plc
filed 2019-05-06
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35961
Liberty Global plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1112770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Griffin House, 161 Hammersmith Rd, London, United Kingdom	W6 8BS
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+44.208.483.6449 or 303.220.6600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares	LBTYA	Nasdaq Global Select Market
Class B ordinary shares	LBTYB	Nasdaq Global Select Market
Class C ordinary shares	LBTYK	Nasdaq Global Select Market
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

The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2019 was: 205,223,842 class A ordinary shares, 11,489,888 class B ordinary shares and 520,930,134 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$939.4	$1,480.5
Trade receivables, net	1,258.9	1,342.1
Derivative instruments (note 6)	395.8	394.2
Prepaid expenses	266.7	171.4
Current assets of discontinued operations (note 4)	412.1	356.5
Other current assets (notes 3 and 5)	404.3	396.7
Total current assets	3,677.2	4,141.4
Investments and related note receivables (including $1,187.1 million and $1,174.8 million, respectively, measured at fair value on a recurring basis) (note 5)	5,014.4	5,121.8
Property and equipment, net (notes 8 and 10)	13,811.4	13,878.9
Goodwill (note 8)	13,749.9	13,715.8
Deferred tax assets (note 11)	2,560.6	2,488.2
Long-term assets of discontinued operations (note 4)	10,559.5	10,174.6
Other assets, net (notes 3, 6, 10 and 8)	4,064.6	3,632.9
Total assets	$53,437.6	$53,153.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2019	December 31, 2018
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$761.0	$874.3
Deferred revenue	800.2	847.1
Current portion of debt and finance lease obligations (notes 9 and 10)	3,679.4	3,615.2
Accrued capital expenditures	449.0	543.2
Current liabilities of discontinued operations (note 4)	2,082.4	1,967.5
Other accrued and current liabilities (notes 6, 10 and 14)	2,403.2	2,458.8
Total current liabilities	10,175.2	10,306.1
Long-term debt and finance lease obligations (notes 9 and 10)	26,360.3	26,190.0
Long-term liabilities of discontinued operations (note 4)	10,318.3	10,072.4
Other long-term liabilities (notes 6, 10, 11 and 14)	2,734.2	2,436.8
Total liabilities	49,588.0	49,005.3

Commitments and contingencies (notes 6, 9, 11 and 16)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 204,748,939 and 204,450,499 shares, respectively	2.0	2.0
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 11,489,888 shares and 11,099,593 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 522,757,246 and 531,174,389 shares, respectively	5.2	5.3
Additional paid-in capital	9,020.3	9,214.5
Accumulated deficit	(5,164.0)	(5,172.2)
Accumulated other comprehensive earnings, net of taxes	496.6	631.8
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	4,360.1	4,681.4
Noncontrolling interests	(510.5)	(533.1)
Total equity	3,849.6	4,148.3
Total liabilities and equity	$53,437.6	$53,153.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2019	2018
	in millions, except per share amounts

Revenue (notes 3, 5 and 17)	$2,868.0	$3,063.5
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	800.4	847.1
Other operating (note 13)	419.4	462.0
Selling, general and administrative (SG&A) (note 13)	532.2	535.4
Depreciation and amortization	939.6	1,040.7
Impairment, restructuring and other operating items, net (notes 14 and 16)	70.9	60.7
	2,762.5	2,945.9
Operating income	105.5	117.6
Non-operating income (expense):
Interest expense	(367.3)	(375.3)
Realized and unrealized losses on derivative instruments, net (note 6)	(82.8)	(211.3)
Foreign currency transaction gains (losses), net	138.6	(101.7)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(8.2)	(57.2)
Share of results of affiliates, net (note 5)	(70.9)	(36.5)
Other income, net	6.0	7.2
	(384.6)	(774.8)
Loss from continuing operations before income taxes	(279.1)	(657.2)
Income tax expense (note 11)	(27.8)	(710.0)
Loss from continuing operations	(306.9)	(1,367.2)
Earnings from discontinued operations, net of taxes (note 4)	322.6	188.6
Net earnings (loss)	15.7	(1,178.6)
Net earnings attributable to noncontrolling interests	(8.7)	(7.9)
Net earnings (loss) attributable to Liberty Global shareholders	$7.0	$(1,186.5)

Basic and diluted loss from continuing operations attributable to Liberty Global shareholders per share (note 15)	$(0.43)	$(1.70)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended
	March 31,
	2019	2018
	in millions

Net earnings (loss)	$15.7	$(1,178.6)
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	(116.0)	581.2
Pension-related adjustments and other	(0.4)	(0.9)
Other comprehensive earnings (loss) from continuing operations	(116.4)	580.3
Other comprehensive earnings (loss) from discontinued operations	(18.6)	11.9
Other comprehensive earnings (loss)	(135.0)	592.2
Comprehensive loss	(119.3)	(586.4)
Comprehensive earnings attributable to noncontrolling interests	(8.9)	(7.9)
Comprehensive loss attributable to Liberty Global shareholders	$(128.2)	$(594.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Impact of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net loss	—	—	—	—	(1,186.5)	—	—	(1,186.5)	7.9	(1,178.6)
Other comprehensive earnings, net of taxes	—	—	—	—	—	592.2	—	592.2	—	592.2
Repurchase and cancellation of Liberty Global ordinary shares	—	—	(0.1)	(496.2)	—	—	—	(496.3)	—	(496.3)
Share-based compensation (note 13)	—	—	—	40.4	—	—	—	40.4	—	40.4
Repurchase by Telenet of its outstanding shares	—	—	—	(34.7)	—	—	—	(34.7)	2.6	(32.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(7.6)	—	—	—	(7.6)	(0.8)	(8.4)
Balance at March 31, 2018	$2.2	$0.1	$5.7	$10,860.5	$(7,084.0)	$2,248.2	$(0.1)	$6,032.6	$(397.9)	$5,634.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Accounting change (note 2)	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	7.0	—	—	7.0	8.7	15.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(135.2)	—	(135.2)	0.2	(135.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(214.0)	—	—	—	(214.1)	—	(214.1)
Repurchase by Telenet of its outstanding shares	—	—	—	(68.2)	—	—	—	(68.2)	11.3	(56.9)
Share-based compensation (note 13)	—	—	—	55.6	—	—	—	55.6	—	55.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.4	—	—	—	32.4	2.4	34.8
Balance at March 31, 2019	$2.0	$0.1	$5.2	$9,020.3	$(5,164.0)	$496.6	$(0.1)	$4,360.1	$(510.5)	$3,849.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2019	2018
	in millions
Cash flows from operating activities:
Net earnings (loss)	$15.7	$(1,178.6)
Earnings from discontinued operations	322.6	188.6
Loss from continuing operations	(306.9)	(1,367.2)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	67.3	42.7
Depreciation and amortization	939.6	1,040.7
Impairment, restructuring and other operating items, net	70.9	60.7
Amortization of deferred financing costs and non-cash interest	13.5	14.7
Realized and unrealized losses on derivative instruments, net	82.8	211.3
Foreign currency transaction losses (gains), net	(138.6)	101.7
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	8.2	57.2
Share of results of affiliates, net	70.9	36.5
Deferred income tax benefit	(44.1)	(45.9)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(457.3)	517.9
Net cash provided by operating activities of continuing operations	306.3	670.3
Net cash provided by operating activities of discontinued operations	459.1	609.0
Net cash provided by operating activities	765.4	1,279.3

Cash flows from investing activities:
Capital expenditures, net	(331.3)	(484.2)
Investments in and loans to affiliates and others	(41.3)	(22.4)
Other investing activities, net	4.9	1.3
Net cash used by investing activities of continuing operations	(367.7)	(505.3)
Net cash used by investing activities of discontinued operations	(109.6)	(165.8)
Net cash used by investing activities	$(477.3)	$(671.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2019	2018
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(1,395.1)	$(1,796.9)
Borrowings of debt	926.6	670.0
Repurchase of Liberty Global ordinary shares	(207.2)	(480.1)
Repurchase by Telenet of its outstanding shares	(57.3)	(33.8)
Other financing activities, net	(4.5)	(5.1)
Net cash used by financing activities of continuing operations	(737.5)	(1,645.9)
Net cash used by financing activities of discontinued operations	(78.3)	(86.5)
Net cash used by financing activities	(815.8)	(1,732.4)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	(7.4)	14.1
Discontinued operations	(0.2)	—
Total	(7.6)	14.1

Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(806.3)	(1,466.8)
Discontinued operations	271.0	356.7
Total	$(535.3)	$(1,110.1)

Cash and cash equivalents and restricted cash:
Beginning of period	$1,498.3	$1,682.9
Net decrease	(535.3)	(1,110.1)
End of period	$963.0	$572.8

Cash paid for interest:
Continuing operations	$516.1	$468.7
Discontinued operations	177.6	159.6
Total	$693.7	$628.3

Net cash paid for taxes:
Continuing operations	$183.0	$112.3
Discontinued operations	88.3	10.7
Total	$271.3	$123.0

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$939.4	$554.9
Restricted cash included in other current assets and other assets, net	21.8	15.8
Restricted cash included in current and long-term assets of discontinued operations	1.8	2.1
Total cash and cash equivalents and restricted cash	$963.0	$572.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2019
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.3%-owned subsidiary of Liberty Global, (iii) Switzerland and Poland through UPC Holding B.V. and (iv) Slovakia through UPC Broadband Slovakia s.r.o. UPC Holding B.V. and UPC Broadband Slovakia s.r.o., which are each wholly-owned subsidiaries of Liberty Global, are collectively referred to herein as “UPC Holding.” In addition, we own a 50% noncontrolling interest in a 50:50 joint venture between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands. On February 27, 2019, we entered into an agreement to sell our operations in Switzerland. For additional information, see note 4.

We also currently provide residential and B2B communication services in (i) Germany through Unitymedia GmbH (Unitymedia) and (ii) Hungary, the Czech Republic and Romania through UPC Holding B.V. On May 9, 2018, we reached an agreement to sell these operations, and we expect this transaction to close during the summer of 2019. In addition, (a) through May 2, 2019, we provided direct-to-home satellite (DTH) services to residential customers in Hungary, the Czech Republic, Romania and Slovakia through a Luxembourg-based subsidiary of UPC Holding B.V. that we refer to as “UPC DTH” and (b) through July 31, 2018, we provided residential and B2B communication services in Austria. In these condensed consolidated financial statements, our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all applicable periods. For additional information regarding these pending and completed dispositions, see note 4.

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by U.S. GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2018 consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K, as amended (our 10-K).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, certain components of revenue, programming and copyright costs, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, lease terms, useful lives of long-lived assets, share-based compensation and actuarial liabilities associated with certain benefit plans. Actual results could differ from those estimates.

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2019.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2016-02

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02), which, for most leases, results in lessees recognizing right-of-use (ROU) assets and lease liabilities on the balance sheet. ASU 2016-02, as amended by ASU No. 2018-11, Targeted Improvements, requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using one of two modified retrospective approaches. A number of optional practical expedients may be applied in transition. We adopted ASU 2016-02 on January 1, 2019.

The main impact of the adoption of ASU 2016-02 relates to the recognition of ROU assets and lease liabilities on our consolidated balance sheet for those leases classified as operating leases under previous U.S. GAAP. In transition, we have applied the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we have not used hindsight during transition.

Upon adoption of ASU 2016-02, on January 1, 2019 our continuing operations recorded (i) ROU assets of $545.1 million and lease liabilities of $558.1 million related to operating leases, (ii) ROU assets and lease liabilities related to finance leases of $26.2 million and (iii) a decrease to our accumulated deficit of $1.2 million. In addition, we reclassified our existing prepaid lease expense, accrued lease expense and lease incentive liabilities, resulting in a net reduction of our ROU assets of $14.2 million. The adoption of ASU 2016-02 did not have a significant impact on our consolidated statements of operations or cash flows for the three months ended March 31, 2019.

We have implemented a new lease accounting system and related internal controls over financial reporting to meet the requirements of ASU 2016-02.

For additional information regarding our leases, see note 10.

Recent Accounting Pronouncements

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

ASU 2019-02

In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials (ASU 2019-02), which aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. ASU 2019-02 removes the existing constraint that restricts capitalization of production costs to contracted revenue for episodic television series. The amended guidance also requires entities to test a film or license agreement for impairment at the film group level, addresses cash flow classification and provides new disclosure requirements. ASU 2019-02 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2019-02 will have on our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $47.4 million and $45.8 million at March 31, 2019 and December 31, 2018, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $47.1 million and $44.3 million as of March 31, 2019 and December 31, 2018, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $829.8 million and $877.9 million as of March 31, 2019 and December 31, 2018, respectively. The decrease in deferred revenue for the three months ended March 31, 2019 is primarily due to $697.5 million of revenue recognized that was included in our deferred revenue balance at December 31, 2018, partially offset by advanced billings in certain markets. The current and long-term portions of our deferred revenue balances are included within deferred revenue and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $73.4 million and $73.0 million at March 31, 2019 and December 31, 2018, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $24.4 million to operating costs and expenses during the three months ended March 31, 2019 related to these assets.

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

(4)    Acquisitions and Dispositions

Pending Dispositions

Vodafone Disposal Group. On May 9, 2018, we reached an agreement (the Vodafone Agreement) to sell our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The cash proceeds that we receive from the transaction will be calculated on the basis of the agreed enterprise value adjusted for the net debt and working capital of such businesses as of the closing date of the transaction, as well as other post-closing adjustments. Based on the net debt and working capital of such businesses as of December 31, 2017, the cash proceeds would be approximately €10.6 billion ($11.9 billion). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.”

Closing of the transaction is subject to various conditions, including regulatory approval, which we expect will be obtained during the summer of 2019. The Vodafone Agreement contains certain termination rights for both our company and Vodafone, including if closing has not occurred by November 9, 2019, or May 9, 2020 in certain limited circumstances. If the Vodafone Agreement terminates because the condition to obtain antitrust approval is not met, Vodafone has agreed to pay us a compensatory payment of €250.0 million ($280.5 million). Pursuant to the Vodafone Agreement, our company will retain all cash generated from the Vodafone Disposal Group through the closing of the transaction.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Vodafone.

UPC Switzerland. On February 27, 2019, we entered into an agreement to sell UPC Switzerland to Sunrise Communications Group AG (“Sunrise”) for a total enterprise value of $6.3 billion (equivalent at the agreement date). Sunrise will acquire UPC Switzerland and certain holding companies within the UPC Holding borrowing group inclusive of the UPC Holding borrowing group’s existing senior and senior secured notes (together, the UPC Notes), associated derivatives and certain other debt items, which, based on December 31, 2018 outstanding balances, had an aggregate value equal to approximately $3.7 billion (equivalent at the agreement date). The net cash proceeds are expected to be $2.6 billion (equivalent at the agreement date), subject to customary other liabilities and working capital adjustments at completion, and are expected to be used for general corporate purposes.

As the transaction is structured, a change of control will not be triggered under the UPC Notes. UPC Facility AR under the UPC Holding Bank Facility, which had an outstanding balance at March 31, 2019 of $1,645.0 million, is expected to be repaid in full at or prior to closing.

Closing of the transaction is subject to regulatory approval, which is expected prior to year-end 2019, and approval by Sunrise’s shareholders with respect to an associated capital increase. The criteria for presenting UPC Switzerland as a discontinued operation will not be met until such shareholder approval is obtained by Sunrise. Accordingly, UPC Switzerland continues to be included in our continuing operations.

In connection with the agreement to sell UPC Switzerland, we have agreed to provide certain transitional services to Sunrise for a period of up to five years. These services principally comprise network and information technology-related functions. The annual charges for such transitional services will depend on the actual level of transitional services required by Sunrise.

Completed Dispositions

UPC Austria. On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions. During the three months ended March 31, 2019, we recorded revenue of $11.2 million associated with these transitional services.

UPC DTH. On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments, we received net cash proceeds of €134.2 million ($149.9 million at the transaction date). The proceeds from the sale of UPC DTH are expected to be used for general corporate purposes.

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser.

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group, UPC Austria and UPC DTH are presented as discontinued operations in our condensed consolidated financial statements for all periods. In connection with the signing of each respective sale agreement, we ceased to depreciate or amortize the long-lived assets of (i) UPC Austria on December 22, 2017, (ii) the Vodafone Disposal Group on May 9, 2018 and (iii) UPC DTH on December 21, 2018. Our operations in Romania, Hungary and the Czech Republic are held through UPC Holding, as were UPC Austria and the operations of UPC DTH prior to their respective disposal dates. No debt, interest expense or derivative instruments of the UPC Holding borrowing group, other than with respect to certain borrowings that are direct obligations of the entities to be disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest expense and derivative instruments are included in discontinued operations as its debt and derivative instruments are direct obligations of entities within the Vodafone Disposal Group. A portion of the proceeds from the disposition of UPC Austria was used to reduce the outstanding debt of the UPC Holding borrowing group.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The carrying amounts of the major classes of assets and liabilities of the Vodafone Disposal Group and UPC DTH as of March 31, 2019 are summarized below. These amounts exclude intercompany assets and liabilities that are eliminated within our condensed consolidated balance sheet.

	Vodafone Disposal Group	UPC DTH	Total
	in millions
Assets:
Current assets other than cash	$404.3	$7.8	$412.1
Property and equipment, net	5,688.6	80.9	5,769.5
Goodwill	3,903.5	—	3,903.5
Other assets, net	879.3	7.2	886.5
Total assets	$10,875.7	$95.9	$10,971.6

Liabilities:
Current portion of debt and finance lease obligations	$848.5	$12.2	$860.7
Other accrued and current liabilities	1,190.1	31.6	1,221.7
Long-term debt and finance lease obligations	8,919.1	35.1	8,954.2
Other long-term liabilities	1,363.8	0.3	1,364.1
Total liabilities	$12,321.5	$79.2	$12,400.7

The carrying amounts of the major classes of assets and liabilities of the Vodafone Disposal Group and UPC DTH as of December 31, 2018 are summarized below. These amounts exclude intercompany assets and liabilities that are eliminated within our condensed consolidated balance sheet.

	Vodafone Disposal Group	UPC DTH	Total
	in millions
Assets:
Current assets other than cash	$348.0	$8.5	$356.5
Property and equipment, net	5,591.4	79.7	5,671.1
Goodwill	3,986.7	—	3,986.7
Other assets, net	509.4	7.4	516.8
Total assets	$10,435.5	$95.6	$10,531.1

Liabilities:
Current portion of debt and finance lease obligations	$809.0	$11.2	$820.2
Other accrued and current liabilities	1,114.8	32.5	1,147.3
Long-term debt and finance lease obligations	9,037.1	37.5	9,074.6
Other long-term liabilities	997.5	0.3	997.8
Total liabilities	$11,958.4	$81.5	$12,039.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The operating results of UPC Austria, the Vodafone Disposal Group and UPC DTH for the periods indicated are summarized in the following tables. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations.

	Vodafone Disposal Group	UPC DTH	Total
	in millions
Three months ended March 31, 2019
Revenue	$858.7	$27.7	$886.4
Operating income	$495.5	$8.6	$504.1

Earnings before income taxes	$432.1	$7.3	$439.4
Income tax expense	(116.8)	—	(116.8)
Net earnings	$315.3	$7.3	$322.6
Net earnings attributable to Liberty Global shareholders	$315.3	$7.3	$322.6

	UPC Austria	Vodafone Disposal Group	UPC DTH	Total
	in millions
Three months ended March 31, 2018
Revenue	$109.4	$952.2	$31.0	$1,092.6
Operating income	$61.2	$311.5	$2.8	$375.5

Earnings before income taxes	$61.1	$181.5	$2.1	$244.7
Income tax expense	(9.5)	(46.6)	—	(56.1)
Net earnings	51.6	134.9	2.1	188.6
Net earnings attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Net earnings attributable to Liberty Global shareholders	$49.8	$134.9	$2.1	$186.8

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share for the three months ended March 31, 2019 and 2018 is presented below. These amounts relate to the operations of the Vodafone Disposal Group, UPC DTH and, for the 2018 period, UPC Austria.

	Three months ended
	March 31,
	2019	2018

Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share	$0.43	$0.23

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2019	December 31, 2018
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,624.1	$3,761.5
Other	203.2	185.5
Total — equity	3,827.3	3,947.0
Fair value:
ITV plc (ITV) — subject to re-use rights (c)	658.1	634.2
ITI Neovision S.A. (ITI Neovision)	118.1	125.4
Lions Gate Entertainment Corp (Lionsgate) (c)	76.9	77.5
Casa Systems, Inc. (Casa)	23.3	39.5
Other	310.7	298.2
Total — fair value	1,187.1	1,174.8
Total	$5,014.4	$5,121.8
_______________

(a)
At March 31, 2019 and December 31, 2018, the carrying amount of our equity method investment in the VodafoneZiggo JV exceeded our proportionate share of that entity’s net assets by the amount of the VodafoneZiggo JV Receivable, as defined and described below. The carrying amounts of our other equity method investments did not materially exceed our proportionate share of the respective investee’s net assets at March 31, 2019 and December 31, 2018.

(b)
Amounts include a euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $910.1 million and $916.1 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and matures on January 16, 2028. During the three months ended March 31, 2019, interest accrued on the VodafoneZiggo JV Receivable was $12.6 million, all of which will be cash settled.

(c)	In connection with our investments in ITV and Lionsgate, we have entered into the ITV Collar and the Lionsgate Forward, respectively, as defined and described in note 6.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2019	2018
	in millions

VodafoneZiggo JV (a)	$(62.3)	$(26.8)
Other	(8.6)	(9.7)
Total	$(70.9)	$(36.5)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

VodafoneZiggo JV. Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. During the three months ended March 31, 2019 and 2018, we recorded revenue from the VodafoneZiggo JV of $28.0 million and $34.5 million, respectively, primarily related to (a) the JV Services and (b) sales of customer premises equipment at a mark-up. In addition, during the three months ended March 31, 2019 and 2018, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $3.9 million and $9.9 million, respectively. At March 31, 2019 and December 31, 2018, $20.4 million and $24.4 million, respectively, were due from the VodafoneZiggo JV, primarily related to the aforementioned transactions and certain other transactions. These amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing. In light of this competition, as well as regulatory and economic factors, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV’s goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2019	2018
	in millions

Revenue	$1,093.9	$1,196.6
Loss before income taxes	$(188.8)	$(103.7)
Net loss	$(150.3)	$(76.2)

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2019			December 31, 2018
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$372.3	$1,405.7	$1,778.0	$372.7	$1,370.1	$1,742.8
Equity-related derivative instruments (c)	14.6	746.2	760.8	13.9	732.4	746.3
Foreign currency forward and option contracts	8.4	—	8.4	7.2	—	7.2
Other	0.5	0.1	0.6	0.4	—	0.4
Total	$395.8	$2,152.0	$2,547.8	$394.2	$2,102.5	$2,496.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$371.5	$964.7	$1,336.2	$326.5	$1,042.2	$1,368.7
Equity-related derivative instruments (c)	1.3	—	1.3	1.4	—	1.4
Foreign currency forward and option contracts	6.9	—	6.9	0.5	—	0.5
Other	—	—	—	—	0.1	0.1
Total	$379.7	$964.7	$1,344.4	$328.4	$1,042.3	$1,370.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($58.1 million) and $37.7 million during the three months ended March 31, 2019 and 2018, respectively. These amounts are included in realized and unrealized losses on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company and (ii) the prepaid forward transaction (the Lionsgate Forward) with respect to 1.25 million of our voting and 1.25 million of our non-voting Lionsgate shares. The fair values of the ITV Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The details of our realized and unrealized losses on derivative instruments, net, are as follows:

	Three months ended
	March 31,
	2019	2018
	in millions
Cross-currency and interest rate derivative contracts	$(87.3)	$(361.9)
Equity-related derivative instruments:
ITV Collar	13.8	123.6
Lionsgate Forward	0.8	9.0
Sumitomo Collar	—	11.4
Other	0.2	1.2
Total equity-related derivative instruments	14.8	145.2
Foreign currency forward and option contracts	(10.6)	5.6
Other	0.3	(0.2)
Total	$(82.8)	$(211.3)

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

	Three months ended
	March 31,
	2019	2018
	in millions
Operating activities	$(135.5)	$41.3
Financing activities	(7.1)	9.8
Total	$(142.6)	$51.1

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At March 31, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $604.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2019, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2019:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$400.0		€339.6		3.8
	$7,182.9		£4,759.3	(a)	4.7
	£2,365.8		$3,400.0	(b)	5.8

UPC Holding	$2,420.0		€1,999.4		5.4
	$1,200.0	CHF	1,107.5	(a)	6.0
	€2,824.4	CHF	3,221.2	(a)	5.1
	€299.2	CZK	8,221.8		1.5
	€375.5	HUF	105,911.9		2.8
	€822.9	PLN	3,484.5		2.5
	€217.2	RON	610.0		2.9

Telenet	$3,670.0		€3,243.6	(a)	6.3
	€1,431.2		$1,600.0	(b)	6.2
_______________

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2019. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At March 31, 2019, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $4.7 billion.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2019:

	Borrowing group pays fixed rate (a)		Borrowing group receives fixed rate
Borrowing group	Notional amount	Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions	in years	in millions	in years

Virgin Media	$20,109.9	3.4	$11,225.1	4.9

UPC Holding	$8,340.9	4.2	$5,229.1	6.6

Telenet	$3,775.6	5.0	$1,601.2	4.5

_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at March 31, 2019:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$6,352.0		£1.5	2.45%
	$482.4		€1.3	1.96%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,569.4	0.3

UPC Holding	$1,645.0	0.3

Telenet	$2,075.0	0.3

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At March 31, 2019, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $259.9 million and $636.8 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Decrease to borrowing costs at March 31, 2019 (a)

Virgin Media	(0.43)%
UPC Holding	(0.18)%
Telenet	(0.69)%
Total decrease to borrowing costs	(0.42)%

_______________

(a)	Represents the effect of derivative instruments in effect at March 31, 2019 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2019, the total U.S. dollar equivalent of the notional amount of our foreign currency forward and option contracts was $2,009.0 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of March 31, 2019 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2019 and 2018, we did not perform significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2019 using:
Description	March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,778.0	$—	$1,777.4	$0.6
Equity-related derivative instruments	760.8	—	—	760.8
Foreign currency forward and option contracts	8.4	—	8.4	—
Other	0.6	—	0.6	—
Total derivative instruments	2,547.8	—	1,786.4	761.4
Investments	1,187.1	762.5	—	424.6
Total assets	$3,734.9	$762.5	$1,786.4	$1,186.0

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,336.2	$—	$1,321.5	$14.7
Equity-related derivative instruments	1.3	—	—	1.3
Foreign currency forward and option contracts	6.9	—	6.7	0.2
Total derivative instruments	1,344.4	—	1,328.2	16.2
Debt	262.2	—	262.2	—
Total liabilities	$1,606.6	$—	$1,590.4	$16.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

		Fair value measurements at December 31, 2018 using:
Description	December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,742.8	$—	$1,742.5	$0.3
Equity-related derivative instruments	746.3	—	—	746.3
Foreign currency forward and option contracts	7.2	—	7.2	—
Other	0.4	—	0.4	—
Total derivative instruments	2,496.7	—	1,750.1	746.6
Investments	1,174.8	755.9	—	418.9
Total assets	$3,671.5	$755.9	$1,750.1	$1,165.5

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,368.7	$—	$1,354.3	$14.4
Equity-related derivative instruments	1.4	—	—	1.4
Foreign currency forward and option contracts	0.5	—	0.5	—
Other	0.1	—	0.1	—
Total derivative instruments	1,370.7	—	1,354.9	15.8
Debt	248.6	—	248.6	—
Total liabilities	$1,619.3	$—	$1,603.5	$15.8

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2019	$418.9	$(14.1)	$744.9	$1,149.7
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(7.3)	14.8	7.5
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(6.5)	—	—	(6.5)
Additions	15.2	—	—	15.2
Transfers out of Level 3	—	7.5	—	7.5
Foreign currency translation adjustments and other, net	(3.0)	(0.4)	(0.2)	(3.6)
Balance of net assets (liabilities) at March 31, 2019	$424.6	$(14.3)	$759.5	$1,169.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

_______________

(a)	Most of these net gains and losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2019.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2019	December 31, 2018
	in millions

Distribution systems	$18,140.6	$17,845.4
Customer premises equipment	4,357.5	4,191.2
Support equipment, buildings and land	5,096.7	4,933.7
Total property and equipment, gross	27,594.8	26,970.3
Accumulated depreciation	(13,783.4)	(13,091.4)
Total property and equipment, net	$13,811.4	$13,878.9

During the three months ended March 31, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $508.9 million and $635.9 million, respectively, which exclude related value-added taxes (VAT) of $84.8 million and $96.6 million, respectively, that were also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2019 are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	March 31, 2019
	in millions

U.K./Ireland	$7,671.0	$—	$138.0	$7,809.0
Belgium	2,576.3	(0.6)	(52.5)	2,523.2
Switzerland	2,903.9	—	(37.5)	2,866.4
Central and Eastern Europe	564.6	—	(13.3)	551.3
Total	$13,715.8	$(0.6)	$34.7	$13,749.9

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
March 31, 2019
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our condensed consolidated balance sheets, are set forth below:

	March 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$3,726.1	$(3,091.6)	$634.5	$3,673.1	$(2,914.2)	$758.9
Other	511.0	(251.9)	259.1	521.3	(249.0)	272.3
Total	$4,237.1	$(3,343.5)	$893.6	$4,194.4	$(3,163.2)	$1,031.2

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2019			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2019	December 31, 2018
		in millions

VM Senior Secured Notes	5.40%	—	$—	$6,340.5	$6,268.3
VM Credit Facilities (c)	4.75%	(d)	877.1	4,686.7	4,600.5
VM Senior Notes	5.55%	—	—	1,978.9	1,999.9
Telenet Credit Facility	3.98%	(e)	499.3	3,124.2	3,145.7
Telenet Senior Secured Notes	4.70%	—	—	1,673.3	1,687.1
Telenet SPE Notes	4.88%	—	—	535.2	546.2
UPCB SPE Notes (f)	4.54%	—	—	2,419.2	2,445.5
UPC Holding Bank Facility (f)	4.98%	€990.1	1,111.0	1,645.0	1,645.0
UPC Holding Senior Notes (f)	4.60%	—	—	1,201.8	1,215.5
Vendor financing (g)	4.14%	—	—	3,638.1	3,620.3
ITV Collar Loan	0.90%	—	—	1,406.4	1,379.6
Derivative-related debt instruments (h)	3.39%	—	—	316.6	301.9
Other (i)	5.07%	—	—	568.3	459.8
Total debt before deferred financing costs, discounts and premiums (j)	4.58%		$2,487.4	$29,534.2	$29,315.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2019	December 31, 2018
	in millions

Total debt before deferred financing costs, discounts and premiums	$29,534.2	$29,315.3
Deferred financing costs, discounts and premiums, net	(126.0)	(131.4)
Total carrying amount of debt	29,408.2	29,183.9
Finance lease obligations (note 10)	631.5	621.3
Total debt and finance lease obligations	30,039.7	29,805.2
Current maturities of debt and finance lease obligations	(3,679.4)	(3,615.2)
Long-term debt and finance lease obligations	$26,360.3	$26,190.0

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.33% at March 31, 2019. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2019, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant March 31, 2019 compliance reporting requirements, we expect that the full amount of unused borrowing capacity will continue to be available and that there will be no restrictions with respect to loans or distributions. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2019.

(c)
Amounts include £90.3 million ($117.3 million) and £41.9 million ($54.4 million) at March 31, 2019 and December 31, 2018, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)
Unused borrowing capacity under the VM Credit Facilities primarily relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($877.1 million). As of March 31, 2019, the VM Revolving Facility comprises (i) VM Revolving Facility A, which is a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £50.0 million ($65.0 million) and (ii) VM Revolving Facility B, which is a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £625.0 million ($812.1 million).

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($448.8 million) under Telenet Facility AG, (ii) €25.0 million ($28.1 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($22.4 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2019.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(f)
On February 27, 2019, we entered into an agreement to sell UPC Switzerland to Sunrise. Sunrise will acquire UPC Switzerland inclusive of certain debt held by the UPC Holding borrowing group. In addition, UPC Facility AR under the UPC Holding Bank Facility is expected to be repaid in full at or prior to closing. For additional information, see note 4.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)
Includes amounts associated with certain derivative-related borrowing instruments, including $262.2 million and $248.6 million at March 31, 2019 and December 31, 2018, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(i)	Amounts include $235.8 million and $225.9 million at March 31, 2019 and December 31, 2018, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(j)
As of March 31, 2019 and December 31, 2018, our debt had an estimated fair value of $29.7 billion and $28.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

Maturities of Debt

Maturities of our debt as of March 31, 2019 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts represent U.S. dollar equivalents based on March 31, 2019 exchange rates:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2019 (remainder of year)	$2,176.9	$536.3	$429.1	$46.9	$3,189.2
2020	282.2	92.5	66.7	225.0	666.4
2021	1,337.5	25.8	10.2	989.5	2,363.0
2022	310.9	25.4	9.9	338.1	684.3
2023	181.6	23.5	9.9	6.3	221.3
2024	1,126.1	0.9	10.0	—	1,137.0
Thereafter	10,585.0	5,266.2	5,421.8	—	21,273.0
Total debt maturities	16,000.2	5,970.6	5,957.6	1,605.8	29,534.2
Deferred financing costs, discounts and premiums, net	(36.6)	(38.0)	(33.5)	(17.9)	(126.0)
Total debt	$15,963.6	$5,932.6	$5,924.1	$1,587.9	$29,408.2
Current portion	$2,447.1	$609.2	$481.0	$61.1	$3,598.4
Noncurrent portion	$13,516.5	$5,323.4	$5,443.1	$1,526.8	$25,809.8
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Policies

For leases with a term greater than 12 months, we recognize on the lease commencement date (i) ROU assets representing our right to use an underlying asset and (ii) lease liabilities representing our obligation to make lease payments over the lease term. Lease and non-lease components in a contract are generally accounted for separately.

We initially measure lease liabilities at the present value of the remaining lease payments over the lease term. Options to extend or terminate the lease are included only when it is reasonably certain that we will exercise that option. As most of our leases do not provide enough information to determine an implicit interest rate, we generally use a portfolio level incremental borrowing rate in our present value calculation. We initially measure ROU assets at the value of the lease liability, plus any initial direct costs and prepaid lease payments, less any lease incentives received.

With respect to our finance leases, (i) ROU assets are generally depreciated on a straight-line basis over the shorter of the lease term or the useful life of the asset and (ii) interest expense on the lease liability is recorded using the effective interest method. Operating lease expense is recognized on a straight-line basis over the lease term. For leases with a term of 12 months or less (short-term leases), we do not recognize ROU assets or lease liabilities. Short-term lease expense is recognized on a straight-line basis over the lease term.

Lease Balances

At March 31, 2019, the weighted average remaining lease terms for operating and finance leases were 8.0 years and 23.6 years, respectively, and the weighted average discount rates were 4.0% and 6.0%, respectively.

A summary of our consolidated ROU assets as of March 31, 2019 is set forth below (in millions):

Operating leases (a)	$518.4
Finance leases (b)	557.4
Total	$1,075.8
_______________

(a)	Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheet.

(b)	Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheet.

A summary of additions to our ROU assets during the three months ended March 31, 2019 is set forth below (in millions):

ROU assets recorded during the period associated with:
Operating leases	$3.5
Finance leases (a)	12.2
Total	$15.7
_______________

(a)	During the three months ended March 31, 2018, we recorded additions to our ROU assets associated with finance leases of $23.9 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

A summary of our consolidated lease liabilities as of March 31, 2019 is set forth below (in millions):

Operating leases (a)	$525.4
Finance leases (b)	631.5
Total	$1,156.9
_______________

(a)
The current and long-term portions of our operating lease liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheet.

(b)
The current and long-term portions of our finance lease obligations are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our condensed consolidated balance sheets. As of December 31, 2018, we had $621.3 million of finance lease liabilities included on our condensed consolidated balance sheet.

A summary of our aggregate lease expense for the three months ended March 31, 2019 is set forth below (in millions):

Finance lease expense:
Depreciation and amortization	$22.7
Interest expense	8.1
Total finance lease expense	30.8
Operating lease expense (a)	33.2
Short-term lease expense (a)	1.9
Variable lease expense (b)	1.1
Total lease expense	$67.0
_______________

(a)
Our operating lease expense and short-term lease expense are included in other operating expenses, SG&A expenses and impairment, restructuring and other operating items in our condensed consolidated statements of operations.

(b)
Variable lease expense represents payments made to a lessor during the lease term that vary because of a change in circumstance that occurred after the lease commencement date. Variable lease payments are expensed as incurred and are included in other operating expenses in our condensed consolidated statements of operations.

A summary of our cash outflows from operating and finance leases recorded during the three months ended March 31, 2019 is set forth below (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$35.7
Operating cash outflows from finance leases	8.1
Financing cash outflows from finance leases	18.1
Total cash outflows from operating and finance leases	$61.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Maturities of our operating and finance lease obligations as of March 31, 2019 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2019 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019 (remainder of year)	$95.5	$91.6
2020	107.8	103.4
2021	88.5	94.7
2022	74.6	92.7
2023	63.3	91.2
2024	75.1	51.5
Thereafter	161.1	421.9
Total payments	665.9	947.0
Less: present value discount	(140.5)	(315.5)
Present value of lease payments	$525.4	$631.5
Current portion	$106.6	$81.0
Noncurrent portion	$418.8	$550.5

Maturities of our operating and finance lease obligations as of December 31, 2018 are presented below. Amounts represent U.S. dollar equivalents based on December 31, 2018 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019	$123.9	$101.4
2020	85.4	107.3
2021	66.6	96.7
2022	54.3	94.5
2023	46.8	93.5
Thereafter	178.6	464.0
Total payments	$555.6	$957.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(11)    Income Taxes

Income tax expense attributable to our loss from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended
	March 31,
	2019	2018
	in millions

Computed “expected” tax benefit (a)	$53.0	$124.9
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(79.1)	(51.5)
Non-deductible or non-taxable foreign currency exchange results	33.0	(80.6)
Non-deductible or non-taxable interest and other items	(22.8)	(13.8)
Change in valuation allowances	(12.6)	517.6
International rate differences (c)	12.2	6.8
Enacted tax law and rate changes	(9.4)	13.8
Mandatory Repatriation Tax	—	(1,210.5)
Other, net	(2.1)	(16.7)
Total income tax expense	$(27.8)	$(710.0)
_______________

(a)	The statutory or “expected” tax rates are U.K. rate of 19.0%.

(b)
These amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates including the effects of foreign earnings.

(c)	Adjustments (either a benefit or an expense) to the “expected” tax benefit are for statutory rates in jurisdictions in which we operate that are outside of the U.K.

At March 31, 2019, our unrecognized tax benefits of $843.3 million included $740.2 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2019. The amount of any such reductions could range up to $185.0 million, of which approximately $75.0 million would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Belgium, the Netherlands and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position, results of operations or cash flows. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On April 23, 2019, the Dutch government approved legislation that limits certain tax consolidation provisions that would apply to our Dutch tax group. We are currently assessing the impact of this change on our consolidated financial position.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(12)    Equity

Share Repurchases. During the three months ended March 31, 2019, we repurchased 9,049,882 shares of our class C ordinary shares at an average price per share of $23.66, for an aggregate purchase price of $214.1 million, including direct acquisition costs. At March 31, 2019, the remaining amount authorized for share repurchases was $353.2 million.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$29.9	$8.7
Non-performance based share-based incentive awards	22.0	22.0
Other (b)	9.9	7.1
Total Liberty Global	61.8	37.8
Other	5.5	4.9
Total	$67.3	$42.7
Included in:
Other operating expense	$0.9	$1.0
SG&A expense	66.4	41.7
Total	$67.3	$42.7
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs) and (ii) for the 2019 period, a challenge performance award plan for certain executive officers and key employees (the 2019 Challenge Performance Awards). The 2019 Challenge Performance Awards include performance-based share appreciation rights (PSARs) and PSUs.

(b)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The following table provides the aggregate number of options, share appreciation rights (SARs) and PSARs with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2019:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	20,043,088	$30.89	45,104,300	$29.32
Exercisable	10,666,743	$32.38	26,167,940	$30.04

Held by former Liberty Global employees:
Outstanding	1,197,485	$33.05	2,793,323	$30.89
Exercisable	1,042,746	$32.75	2,483,449	$30.50

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of March 31, 2019:

	Class A	Class B	Class C
Held by Liberty Global employees:
RSUs	1,929,071	52,622	3,644,793
PSUs	2,576,197	—	5,156,515
Held by former Liberty Global employees:
RSUs	7,853	—	15,702
PSUs	146,023	—	292,381

2019 Challenge Performance Awards

In March 2019, the compensation committee of our board of directors approved the grant of the 2019 Challenge Performance Awards to executive officers and key employees, which consist of a combination of PSARs and PSUs, in each case divided on a 1:2 ratio based on Liberty Global Class A ordinary shares and Liberty Global Class C ordinary shares. Each PSU represents the right to receive one Liberty Global Class A share or one Liberty Global Class C share, as applicable. The performance criteria for the 2019 Challenge Performance Awards is based on the participant’s performance and achievement of individual goals during a performance period of three years ending on December 31, 2021. Subject to forfeitures, the satisfaction of performance conditions and certain other terms, 100% of each participant’s 2019 Challenge Performance Awards will vest on March 7, 2022. The PSARs have a term of ten years and base prices equal to the respective market closing prices of the applicable class on the grant date.

2019 PSUs

In April 2019, the compensation committee of our board of directors approved the grant of PSUs to executive officers and key employees (the 2019 PSUs) pursuant to a performance plan that is based on the achievement of a specified compound annual growth rate (CAGR) with respect to our Adjusted OIBDA (as defined in note 17) during the two-year period ending December 31, 2020. The 2019 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2019 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2019 PSUs will vest 50% on April 1, 2021 and 50% on October 1, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(14) Restructuring Liability

A summary of changes in our restructuring liabilities during the three months ended March 31, 2019 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019, before effect of accounting change	$14.7	$8.5	$17.9	$41.1
Accounting change (a)	—	(2.4)	—	(2.4)
Restructuring liability as of January 1, 2019, as adjusted for accounting change	14.7	6.1	17.9	38.7
Restructuring charges	34.9	0.8	1.8	37.5
Cash paid	(20.3)	(1.0)	(1.8)	(23.1)
Foreign currency translation adjustments and other	0.9	(0.7)	(0.3)	(0.1)
Restructuring liability as of March 31, 2019	$30.2	$5.2	$17.6	$53.0

Current portion	$28.7	$4.1	$8.8	$41.6
Noncurrent portion	1.5	1.1	8.8	11.4
Total	$30.2	$5.2	$17.6	$53.0

_______________

(a)
Amount represents restructuring liabilities related to operating leases that have been reclassified to lease liabilities in connection with our January 1, 2019 adoption of ASU 2016-02. For additional information, see note 2.

Our restructuring charges during the three months ended March 31, 2019 included employee severance and termination costs related to certain reorganization activities of $19.5 million in U.K./Ireland and $14.5 million in Central and Corporate.

(15)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, RSUs and PSUs) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net loss from continuing operations attributable to Liberty Global shareholders are set forth below:

	Three months ended
	March 31,
	2019	2018
	in millions, except share amounts

Loss from continuing operations	$(306.9)	$(1,367.2)
Net earnings from continuing operations attributable to noncontrolling interests	(8.7)	(6.1)
Net loss from continuing operations attributable to Liberty Global shareholders	$(315.6)	$(1,373.3)

Weighted average ordinary shares outstanding - basic and diluted	742,090,960	807,879,932

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

We reported losses from continuing operations attributable to Liberty Global shareholders for the three months ended March 31, 2019 and 2018. Therefore, the potentially dilutive effect at March 31, 2019 and 2018 of the following items were not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs and RSUs of 74.8 million and 51.9 million, respectively, and (ii) the aggregate number of PSUs of 8.2 million and 7.3 million, respectively.

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2019. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2019 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Network and connectivity commitments	$613.7	$304.1	$257.7	$61.3	$43.8	$37.2	$722.7	$2,040.5
Programming commitments	593.8	577.6	306.0	60.7	13.9	13.9	30.2	1,596.1
Purchase commitments	563.8	259.0	125.3	37.0	20.0	17.1	26.6	1,048.8
Other commitments	18.5	8.0	1.6	1.5	0.2	0.2	0.6	30.6
Total	$1,789.8	$1,148.7	$690.6	$160.5	$77.9	$68.4	$780.1	$4,716.0

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $437.4 million and $402.7 million during the three months ended March 31, 2019 and 2018, respectively.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2019 and 2018, see note 6.

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. Proximus has the right to appeal the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court, however Proximus has not done so to date. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($22.4 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees (approximately €75 million ($84 million) for 2018) by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. Any recovery by Unitymedia will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached. If this matter is settled subsequent to the completion of the sale of the Vodafone Disposal Group, we would only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group.

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposes a 17% reduction in monthly wholesale cable resale access prices for an interim period. The Belgium Regulatory Authorities will replace these interim prices with “reasonable access tariffs” by the end of 2019.

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
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($61 million) as of March 31, 2019. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of a final decision is uncertain.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. The U.K. tax authority issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), comprising (i) the challenged amount of £63.7 million (which we paid during the fourth quarter of 2015) and (ii) related interest of £3.3 million (which we paid during the first quarter of 2016). No provision was recorded by our company at that time as the likelihood of loss was not considered to be probable. The aggregate amount paid does not include penalties, which could be significant in the event that penalties were to be assessed. In September 2018, the court rejected our appeal and ruled in favor of the U.K. tax authority. Accordingly, during the third quarter of 2018, we recorded a provision for litigation of £63.7 million ($83.1 million at the average rate for the period) and related interest expense of £3.3 million ($4.4 million at the average rate for the period) in our condensed consolidated statement of operations. The First Tier Tribunal gave permission to appeal to the Upper Tribunal and we submitted grounds for appeal on February 22, 2019. We expect the hearing to take place in the first half of 2020; however, no assurance can be given as to the ultimate outcome of this matter.

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
March 31, 2019
(unaudited)

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
March 31, 2019
(unaudited)

As of March 31, 2019, our reportable segments are as follows:

Consolidated:
•U.K./Ireland
•Belgium
•Switzerland
•Central and Eastern Europe

Nonconsolidated:
•VodafoneZiggo JV

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services.

Segment information for all periods has been retrospectively revised to present as discontinued operations (i) our operating segments in Austria, Germany, Hungary, the Czech Republic and Romania and (ii) UPC DTH, which was previously included in our Central and Eastern Europe reportable segment. As a result, (a) our former Switzerland/Austria reportable segment now only includes our operations in Switzerland and (b) our Central and Eastern Europe reportable segment now only includes our operations in Poland and Slovakia.

Our central and corporate functions (Central and Corporate) primarily include (i) revenue earned from services provided to the VodafoneZiggo JV, (ii) revenue from sales of customer premises equipment to the VodafoneZiggo JV, (iii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions and (iv) less significant consolidated operating segments that provide programming and other services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
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

	Revenue
	Three months ended March 31,
	2019	2018
	in millions

U.K./Ireland	$1,661.3	$1,778.2
Belgium	711.9	759.6
Switzerland	316.0	344.9
Central and Eastern Europe	119.1	129.5
Central and Corporate	60.7	52.7
Intersegment eliminations	(1.0)	(1.4)
Total	$2,868.0	$3,063.5

VodafoneZiggo JV	$1,093.9	$1,196.6

	Adjusted OIBDA
	Three months ended March 31,
	2019	2018
	in millions

U.K./Ireland	$708.3	$762.6
Belgium	339.0	357.6
Switzerland	163.1	186.5
Central and Eastern Europe	57.2	62.3
Central and Corporate	(85.7)	(107.1)
Intersegment eliminations (a)	1.4	(0.2)
Total	$1,183.3	$1,261.7

VodafoneZiggo JV	$493.8	$516.9

_______________

(a)	Amounts are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes:

	Three months ended March 31,
	2019	2018
	in millions

Adjusted OIBDA from continuing operations	$1,183.3	$1,261.7
Share-based compensation expense	(67.3)	(42.7)
Depreciation and amortization	(939.6)	(1,040.7)
Impairment, restructuring and other operating items, net	(70.9)	(60.7)
Operating income	105.5	117.6
Interest expense	(367.3)	(375.3)
Realized and unrealized losses on derivative instruments, net	(82.8)	(211.3)
Foreign currency transaction gains (losses), net	138.6	(101.7)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(8.2)	(57.2)
Share of results of affiliates, net	(70.9)	(36.5)
Other income, net	6.0	7.2
Loss from continuing operations before income taxes	$(279.1)	$(657.2)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and finance lease arrangements, see note 8.

	Three months ended March 31,
	2019	2018
	in millions

U.K./Ireland	$395.3	$559.2
Belgium	141.7	185.2
Switzerland	58.6	52.8
Central and Eastern Europe	21.7	37.9
Central and Corporate (a)	81.3	148.5
Total property and equipment additions	698.6	983.6
Assets acquired under capital-related vendor financing arrangements	(508.9)	(635.9)
Assets acquired under finance leases	(12.2)	(23.9)
Changes in current liabilities related to capital expenditures	153.8	160.4
Total capital expenditures, net	$331.3	$484.2

Capital expenditures, net:
Third-party payments	$371.6	$509.6
Proceeds received for transfers to related parties (b)	(40.3)	(25.4)
Total capital expenditures, net	$331.3	$484.2

Property and equipment additions - VodafoneZiggo JV	$192.1	$239.8
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2019	2018
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$692.1	$747.2
Broadband internet	802.8	840.8
Fixed-line telephony	368.8	422.0
Total subscription revenue	1,863.7	2,010.0
Non-subscription revenue	54.0	81.3
Total residential cable revenue	1,917.7	2,091.3
Residential mobile revenue (c):
Subscription revenue (b)	228.0	243.9
Non-subscription revenue	156.7	179.5
Total residential mobile revenue	384.7	423.4
Total residential revenue	2,302.4	2,514.7
B2B revenue (d):
Subscription revenue	113.8	108.2
Non-subscription revenue	372.0	379.4
Total B2B revenue	485.8	487.6
Other revenue (e)	79.8	61.2
Total	$2,868.0	$3,063.5
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2019
(unaudited)

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and sales of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Ireland and (iii) revenue earned from transitional and other services provided to Liberty Latin America, Ltd. (Liberty Latin America), and for the 2019 period, Deutsche Telekom.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2019	2018
	in millions
U.K.	$1,533.5	$1,644.4
Belgium	711.9	759.6
Switzerland	316.0	344.9
Ireland	127.8	133.8
Poland	106.7	116.0
Slovakia	12.4	13.5
Other, including intersegment eliminations	59.7	51.3
Total	$2,868.0	$3,063.5

VodafoneZiggo JV	$1,093.9	$1,196.6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2019 and 2018.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2019.

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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our continuing operations currently provide residential and B2B communications services in (i) the U.K. and Ireland through Virgin Media, (ii) Belgium through Telenet and (iii) Switzerland, Poland and Slovakia through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands. On February 27, 2019, we entered into an agreement to sell our operations in Switzerland. For additional information, see note 4 to our condensed consolidated financial statements.

As further described in note 4 to our condensed consolidated financial statements, we (i) reached an agreement on May 9, 2018 to sell our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations), (ii) completed the sale of our operations in Austria on July 31, 2018 and (iii) completed the sale of the operations of UPC DTH on May 2, 2019. Accordingly, our operations in Austria, Germany, Romania, Hungary, and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all applicable periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At March 31, 2019, our continuing operations owned and operated networks that passed 25,236,500 homes and served 25,292,100 revenue generating units (RGUs), consisting of 8,498,800 video subscribers, 9,312,800 broadband internet subscribers and 7,480,500 fixed-line telephony subscribers. In addition, at March 31, 2019, our continuing operations served 5,983,400 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first three months of 2019, pursuant to the Network Extensions, our continuing operations connected approximately 131,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 102,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of our new build programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. For example, on June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” Following the failure to reach a separation deal by the original deadline of March 29, 2019, the E.U. granted the U.K. an extension until October 31, 2019. Uncertainty remains as to what kind of separation agreement, if any, may be approved by the U.K. Parliament. It is possible that the U.K. will again fail to reach a separation agreement with the E.U. by the new October 31, 2019 deadline which, absent another extension, would require the U.K. to leave the E.U. under a so-called “hard Brexit” or “no-deal Brexit” without agreements on trade, finance and other key elements. The foregoing has caused considerable uncertainty as to Brexit’s impact on the free movement of goods, services, people, data and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates and availability of capital. The effects of Brexit could adversely affect our business, results of operations, financial condition and liquidity.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2019 was to the British pound sterling and euro as 53.5% and 31.7% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including video, broadband internet, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 17 to our condensed consolidated financial statements. For more information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three months ended March 31, 2019 and 2018. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three months ended March 31, 2019 and 2018 at the end of this section.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,661.3	$1,778.2	$(116.9)	(6.6)	$(1.4)	(0.1)
Belgium	711.9	759.6	(47.7)	(6.3)	(6.5)	(0.8)
Switzerland	316.0	344.9	(28.9)	(8.4)	(13.1)	(3.8)
Central and Eastern Europe	119.1	129.5	(10.4)	(8.0)	2.8	2.2
Central and Corporate (a)	60.7	52.7	8.0	15.2	0.3	0.5
Intersegment eliminations	(1.0)	(1.4)	0.4	N.M.	0.4	N.M.
Total	$2,868.0	$3,063.5	$(195.5)	(6.4)	$(17.5)	(0.6)
_______________

N.M. — Not Meaningful.

(a)
Amounts primarily include the revenue earned from transitional and other services provided to the VodafoneZiggo JV, Liberty Latin America, and for the 2019 period, Deutsche Telekom. For additional information, see note 4 to our condensed consolidated financial statements.

U.K./Ireland. The details of the decrease in U.K./Ireland’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$23.4	$—	$23.4
ARPU (b)	(15.5)	—	(15.5)
Decrease in residential cable non-subscription revenue (c)	—	(3.8)	(3.8)
Total increase (decrease) in residential cable revenue	7.9	(3.8)	4.1
Increase (decrease) in residential mobile revenue (d)	2.6	(10.4)	(7.8)
Increase (decrease) in B2B revenue (e)	5.4	(2.9)	2.5
Decrease in other revenue	—	(0.2)	(0.2)
Total organic increase (decrease)	15.9	(17.3)	(1.4)
Impact of FX	(91.5)	(24.0)	(115.5)
Total	$(75.6)	$(41.3)	$(116.9)
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to increases in the average number of broadband internet, fixed-line telephony and video RGUs.

(b)
The decrease in cable subscription revenue related to a change in ARPU is attributable to (i) a net decrease due to (a) lower ARPU from fixed-line telephony services and (b) higher ARPU from video and broadband internet services and (ii) an adverse change in RGU mix.

(c)
The decrease in residential cable non-subscription revenue is primarily driven by our operations in the U.K., including decreases in (i) revenue from late fees, (ii) installation revenue and (iii) interconnect revenue.

(d)
The increase in residential mobile subscription revenue is primarily due to increases in the average number of mobile subscribers. The decrease in residential mobile non-subscription revenue is primarily attributable to our operations in the U.K., including the net effect of (i) a decrease in revenue from mobile handset sales, which typically generate relatively low margins, and (ii) an increase in interconnect revenue.

(e)
The increase in B2B subscription revenue is primarily due to an increase in the average number of broadband internet SOHO subscribers in the U.K. The decrease in B2B non-subscription revenue is primarily attributable to the net effect of (i) higher revenue from data services, (ii) lower revenue from wholesale fixed-line telephony services and (iii) lower installation revenue in the U.K.

Belgium. The details of the decrease in Belgium’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(17.5)	$—	$(17.5)
ARPU (b)	15.0	—	15.0
Decrease in residential cable non-subscription revenue (c)	—	(5.3)	(5.3)
Total decrease in residential cable revenue	(2.5)	(5.3)	(7.8)
Decrease in residential mobile revenue (d)	(5.3)	(1.1)	(6.4)
Increase in B2B revenue (e)	7.3	0.4	7.7
Total organic decrease	(0.5)	(6.0)	(6.5)
Impact of acquisitions	—	17.6	17.6
Impact of FX	(44.0)	(14.8)	(58.8)
Total	$(44.5)	$(3.2)	$(47.7)
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increase in residential cable subscription revenue related to a change in ARPU is attributable to (i) the net effect of (a) higher ARPU from broadband internet and video services, (b) lower ARPU from fixed-line telephony services and (ii) an improvement in RGU mix.

(c)	The decrease in residential cable non-subscription revenue is primarily due to decreases in revenue from equipment sales and interconnect revenue.

(d)	The decrease in residential mobile subscription revenue is primarily due to lower ARPU.

(e)	The increase in B2B subscription revenue is primarily attributable to the net effect of (i) an increase in the average number of SOHO subscribers and (ii) lower ARPU from mobile SOHO services.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the decrease in Switzerland’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(20.4)	$—	$(20.4)
ARPU (b)	2.3	—	2.3
Decrease in residential cable non-subscription revenue	—	(1.7)	(1.7)
Total decrease in residential cable revenue	(18.1)	(1.7)	(19.8)
Increase in residential mobile revenue (c)	3.7	0.5	4.2
Increase in B2B revenue	0.6	1.8	2.4
Increase in other revenue	—	0.1	0.1
Total organic increase (decrease)	(13.8)	0.7	(13.1)
Impact of acquisitions	0.5	—	0.5
Impact of FX	(12.8)	(3.5)	(16.3)
Total	$(26.1)	$(2.8)	$(28.9)
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increase in residential cable subscription revenue related to a change in ARPU is primarily attributable to the net effect of (i) higher ARPU from broadband internet and video services, including the impact of a $4.1 million revenue reversal recorded during the first quarter of 2018, and (ii) lower ARPU from fixed-line telephony services.

(c)	The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers.

Central and Eastern Europe. The details of the decrease in Central and Eastern Europe’s revenue during the three months ended March 31, 2019, as compared to the corresponding period in 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$2.6	$—	$2.6
ARPU (b)	(2.1)	—	(2.1)
Decrease in residential cable non-subscription revenue	—	(0.2)	(0.2)
Total increase (decrease) in residential cable revenue	0.5	(0.2)	0.3
Increase in B2B revenue	1.3	1.2	2.5
Total organic increase	1.8	1.0	2.8
Impact of FX	(12.2)	(1.0)	(13.2)
Total	$(10.4)	$—	$(10.4)
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is primarily attributable to (i) an increase in the average number of video RGUs, primarily in Poland, and (ii) an increase in the average number of broadband internet RGUs.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is primarily due to our operations in Poland, attributable to the net effect of (i) lower ARPU from video services and (ii) higher ARPU from broadband internet services.

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

Adjusted OIBDA of our Consolidated Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of Adjusted OIBDA from continuing operations to loss from continuing operations before income taxes, see note 17 to our condensed consolidated financial statements.

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$708.3	$762.6	$(54.3)	(7.1)	$(5.2)	(0.7)
Belgium	339.0	357.6	(18.6)	(5.2)	7.5	2.1
Switzerland	163.1	186.5	(23.4)	(12.5)	(13.9)	(7.5)
Central and Eastern Europe	57.2	62.3	(5.1)	(8.2)	1.2	2.0
Central and Corporate	(85.7)	(107.1)	21.4	20.0	6.3	5.3
Intersegment eliminations	1.4	(0.2)	1.6	N.M.	1.6	N.M.
Total	$1,183.3	$1,261.7	$(78.4)	(6.2)	$(2.5)	(0.2)
_______________

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended March 31,
	2019	2018

U.K./Ireland	42.6%	42.9%
Belgium	47.6%	47.1%
Switzerland	51.6%	54.1%
Central and Eastern Europe	48.0%	48.1%

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

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$692.1	$747.2	$(55.1)	(7.4)	$(4.5)	(0.6)
Broadband internet	802.8	840.8	(38.0)	(4.5)	19.5	2.3
Fixed-line telephony	368.8	422.0	(53.2)	(12.6)	(27.2)	(6.4)
Total subscription revenue	1,863.7	2,010.0	(146.3)	(7.3)	(12.2)	(0.6)
Non-subscription revenue	54.0	81.3	(27.3)	(33.6)	(24.1)	(29.6)
Total residential cable revenue	1,917.7	2,091.3	(173.6)	(8.3)	(36.3)	(1.7)
Residential mobile revenue (c):
Subscription revenue (b)	228.0	243.9	(15.9)	(6.5)	1.0	0.4
Non-subscription revenue	156.7	179.5	(22.8)	(12.7)	(11.0)	(6.1)
Total residential mobile revenue	384.7	423.4	(38.7)	(9.1)	(10.0)	(2.4)
Total residential revenue	2,302.4	2,514.7	(212.3)	(8.4)	(46.3)	(1.8)
B2B revenue (d):
Subscription revenue	113.8	108.2	5.6	5.2	14.6	13.5
Non-subscription revenue	372.0	379.4	(7.4)	(2.0)	(0.1)	—
Total B2B revenue	485.8	487.6	(1.8)	(0.4)	14.5	2.9
Other revenue (e)	79.8	61.2	18.6	30.4	14.3	19.5
Total	$2,868.0	$3,063.5	$(195.5)	(6.4)	$(17.5)	(0.6)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $61.0 million and $62.7 million during the three months ended March 31, 2019 and 2018, respectively.

(d)
B2B subscription revenue represents revenue from SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with video, broadband internet, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. A portion of the increase in our B2B subscription revenue is attributable to the conversion of certain residential subscribers to SOHO subscribers. B2B non-subscription revenue includes revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators.

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and sales of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Ireland and (iii) revenue earned from transitional and other services provided to Liberty Latin America, and for the 2019 period, Deutsche Telekom.

Total revenue. Our consolidated revenue decreased $195.5 million or 6.4% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease includes an increase of $18.1 million attributable to the impact of acquisitions. On an organic basis, our consolidated revenue decreased $17.5 million or 0.6%.

Residential revenue. The details of the decrease in our consolidated residential revenue for the three months ended March 31, 2019, as compared to the corresponding period in 2018, are as follows (in millions):

Decrease in residential cable subscription revenue due to change in:
Average number of RGUs	$(3.3)
ARPU	(8.9)
Decrease in residential cable non-subscription revenue	(24.1)
Total decrease in residential cable revenue	(36.3)
Increase in residential mobile subscription revenue	1.0
Decrease in residential mobile non-subscription revenue	(11.0)
Total organic decrease in residential revenue	(46.3)
Net impact of acquisitions and disposals	0.5
Impact of FX	(166.5)
Total decrease in residential revenue	$(212.3)

On an organic basis, our consolidated residential cable subscription revenue decreased $12.2 million or 0.6% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease is attributable to the net effect of (i) a decrease from fixed-line telephony services of $27.2 million or 6.4%, primarily attributable to lower ARPU, (ii) an increase from broadband internet services of $19.5 million or 2.3%, attributable to higher ARPU and an increase in the average number of RGUs, and (iii) a decrease from video services of $4.5 million or 0.6%, attributable to the net effect of a decrease in the average number of RGUs and higher ARPU.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $24.1 million or 29.6% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease is primarily attributable to decreases in Belgium, the U.K. and Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue increased $1.0 million or 0.4% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This increase is primarily due to increases in Switzerland and U.K./Ireland that were only partially offset by a decrease in Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $11.0 million or 6.1% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease is primarily due to a decrease in revenue from low-margin sales of mobile handsets and other devices in the U.K.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $14.6 million or 13.5% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This increase is primarily due to increases in SOHO revenue in Belgium and the U.K. On an organic basis, our consolidated B2B non-subscription revenue remained relatively unchanged during the three months ended March 31, 2019, as compared to the corresponding period in 2018, as a decrease in U.K./Ireland was offset by increases in Switzerland and Central and Eastern Europe.

Other revenue. On an organic basis, our consolidated other revenue increased $14.3 million or 19.5% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This increase is primarily due to revenue of $12.0 million that was earned from the sale of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018 and typically generate low margins.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$520.3	$553.2	$(32.9)	(5.9)	$3.4	0.6
Belgium	167.0	180.6	(13.6)	(7.5)	(6.4)	(3.4)
Switzerland	64.6	70.2	(5.6)	(8.0)	(2.0)	(2.9)
Central and Eastern Europe	30.2	30.0	0.2	0.7	3.7	12.3
Central and Corporate	18.3	12.7	5.6	44.1	5.8	40.7
Intersegment eliminations	—	0.4	(0.4)	N.M.	(0.4)	N.M.
Total	$800.4	$847.1	$(46.7)	(5.5)	$4.1	0.5
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services decreased $46.7 million or 5.5% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease includes an increase of $6.3 million attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $4.1 million or 0.5%. This increase includes the following factors:

•
A decrease in mobile handset and other device costs of $17.2 million or 16.4%, primarily due to the net effect of (i) lower mobile handset and other device sales volumes, primarily due to decreases in U.K./Ireland and Belgium, and (ii) a higher average cost per handset sold in U.K./Ireland; and

•
An increase in programming and copyright costs of $15.6 million or 3.5%, primarily due to increases in U.K./Ireland and Poland that were only partially offset by a decrease in Switzerland. The increase in programming and copyright costs is driven by higher costs for certain premium and/or basic content, as the impact of higher rates, primarily in U.K./Ireland, Belgium and Poland, was only partially offset by a lower average number of video RGUs, primarily in Belgium and Switzerland.

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

	Three months ended March 31,		Decrease		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$223.7	$232.0	$(8.3)	(3.6)	$7.2	3.1
Belgium	100.5	113.3	(12.8)	(11.3)	(9.0)	(7.6)
Switzerland	40.6	43.8	(3.2)	(7.3)	(2.7)	(5.9)
Central and Eastern Europe	14.9	18.4	(3.5)	(19.0)	(2.0)	(10.9)
Central and Corporate	41.8	51.4	(9.6)	(18.7)	(7.3)	(14.2)
Intersegment eliminations	(3.0)	2.1	(5.1)	N.M.	(5.1)	N.M.
Total other operating expenses excluding share-based compensation expense	418.5	461.0	(42.5)	(9.2)	$(18.9)	(4.0)
Share-based compensation expense	0.9	1.0	(0.1)	(10.0)
Total	$419.4	$462.0	$(42.6)	(9.2)
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $42.5 million or 9.2% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease includes an increase of $4.5 million attributable to the impact of acquisitions. On an organic basis, our other operating expenses decreased $18.9 million or 4.0%. This decrease includes the following factors:

•
A decrease in personnel costs of $9.3 million or 6.6%, primarily due to (i) lower staffing levels, primarily due to decreases in U.K./Ireland and Belgium, (ii) a lower average cost per employee, primarily due to a decrease in Belgium that was only partially offset by an increase in U.K./Ireland, and (iii) a decrease in temporary personnel costs in Central and Corporate;

•
A decrease in core network and information technology-related costs of $5.9 million or 7.0%, primarily due to the net effect of (i) an increase in network maintenance and energy costs, primarily in Central and Corporate, (ii) a decrease in information technology-related expenses, primarily in Central and Corporate, and (iii) a decrease in outsourced data center costs, primarily in Central and Corporate;

•
An increase in network infrastructure charges in U.K./Ireland of $5.5 million following an increase in the rateable value of existing assets. For additional information, see “Other Regulatory Issues” in note 16 to our condensed consolidated financial statements; and

•	A decrease in customer service costs of $4.2 million or 5.7%, primarily due to lower call center costs, primarily in Belgium and Switzerland.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$209.0	$230.4	$(21.4)	(9.3)	$(6.8)	(3.0)
Belgium	105.4	108.1	(2.7)	(2.5)	1.4	1.2
Switzerland	47.7	44.4	3.3	7.4	5.5	12.3
Central and Eastern Europe	16.8	18.8	(2.0)	(10.6)	(0.1)	(0.5)
Central and Corporate	86.3	95.7	(9.4)	(9.8)	(4.5)	(4.7)
Intersegment eliminations	0.6	(3.7)	4.3	N.M.	4.3	N.M.
Total SG&A expenses excluding share-based compensation expense	465.8	493.7	(27.9)	(5.7)	$(0.2)	—
Share-based compensation expense	66.4	41.7	24.7	59.2
Total	$532.2	$535.4	$(3.2)	(0.6)
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended March 31,		Decrease		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

General and administrative (a)	$377.6	$390.6	$(13.0)	(3.3)	$10.1	2.6
External sales and marketing	88.2	103.1	(14.9)	(14.5)	(10.3)	(9.7)
Total	$465.8	$493.7	$(27.9)	(5.7)	$(0.2)	—
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $27.9 million or 5.7% during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This decrease includes an increase of $5.0 million attributable to the impact of acquisitions. On an organic basis, our SG&A expenses remained relatively unchanged, including the following factors:

•	A decrease in external sales and marketing costs of $10.3 million or 9.7%, primarily due to lower costs associated with advertising campaigns in U.K./Ireland;

•
An increase in personnel costs of $4.6 million or 2.1%, primarily due to the net effect of (i) a higher average cost per employee, primarily due to increases in U.K./Ireland and Belgium that were only partially offset by a decrease in Central and Corporate, (ii) higher incentive compensation costs, primarily in Belgium and Central and Corporate, and (iii) a decrease in temporary personnel costs, primarily due to a decrease in Belgium that was only partially offset by an increase in U.K./Ireland; and

•	An increase in business service and certain other costs of $3.8 million or 7.9%, primarily due to higher consulting costs in Switzerland, Central and Corporate and Belgium.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$29.9	$8.7
Non-performance based share-based incentive awards	22.0	22.0
Other (b)	9.9	7.1
Total Liberty Global	61.8	37.8
Other	5.5	4.9
Total	$67.3	$42.7
Included in:
Other operating expense	$0.9	$1.0
SG&A expense	66.4	41.7
Total	$67.3	$42.7
_______________

(a)	Includes share-based compensation expense related to (i) PSUs and (ii) for the 2019 period, the 2019 Challenge Performance Awards.

(b)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

For additional information regarding our share-based compensation expense, see note 13 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $939.6 million and $1,040.7 million for the three months ended March 31, 2019 and 2018, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $32.7 million or 3.1% during the three months ended March 31, 2019 as compared to the corresponding period in 2018. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland and Central and Corporate, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease due to accelerated depreciation, primarily in Belgium.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $70.9 million and $60.7 million during the three months ended March 31, 2019 and 2018, respectively.

The amount for the 2019 period includes (i) restructuring charges of $37.5 million, including $34.9 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate, and (ii) impairment charges of $22.6 million related to the write-off of certain network assets in U.K./Ireland.

The amount for the 2018 period includes restructuring charges of $53.0 million, including $39.2 million of costs in Belgium related to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network.

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

For additional information regarding our restructuring charges, see note 14 to our condensed consolidated financial statements.

Interest expense

We recognized interest expense of $367.3 million and $375.3 million during the three months ended March 31, 2019 and 2018, respectively. Excluding the effects of FX, interest expense increased $17.6 million or 4.7% during the three months ended March 31, 2019 as compared to the corresponding period in 2018. This increase is attributable to slightly higher weighted average interest rates, partially offset by lower average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2019	2018
	in millions
Cross-currency and interest rate derivative contracts (a)	$(87.3)	$(361.9)
Equity-related derivative instruments:
ITV Collar	13.8	123.6
Lionsgate Forward	0.8	9.0
Sumitomo Collar	—	11.4
Other	0.2	1.2
Total equity-related derivative instruments (b)	14.8	145.2
Foreign currency forward and option contracts	(10.6)	5.6
Other	0.3	(0.2)
Total	$(82.8)	$(211.3)

_______________

(a)
The loss during the 2019 period is primarily attributable to the net effect of (i) a net gain associated with changes in the relative value of certain currencies and (ii) a net loss associated with changes in certain market interest rates. In addition, the loss during the 2019 period includes a net loss of $58.1 million resulting from changes in our credit risk valuation adjustments. The loss during the 2018 period is primarily attributable to (a) a net loss associated with changes in the relative value of certain currencies and (b) a net loss associated with changes in certain market interest rates. In addition, the loss during the 2018 period includes a net gain of $37.7 million resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2019	2018
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$169.3	$(292.0)
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	110.6	172.1
U.S. dollar-denominated debt issued by euro functional currency entities	(95.9)	95.0
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	(26.5)	(52.6)
Euro-denominated debt issued by British pound sterling functional currency entities	(20.7)	(7.6)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	4.7	(18.6)
Other	(2.9)	2.0
Total	$138.6	$(101.7)
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

	Three months ended March 31,
	2019	2018
	in millions
Investments:
ITV	$24.0	$(86.8)
Casa	(12.9)	52.2
ITI Neovision	(4.8)	3.6
Lionsgate	(0.6)	(39.1)
Other, net	(1.6)	(8.9)
Total investments	4.1	(79.0)
Debt	(12.3)	21.8
Total	$(8.2)	$(57.2)

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2019	2018
	in millions

VodafoneZiggo JV (a)	$(62.3)	$(26.8)
Other	(8.6)	(9.7)
Total	$(70.9)	$(36.5)
_______________

(a)
Amounts include the net effect of (i) interest income of $12.6 million and $15.2 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended
	March 31,
	2019	2018
	in millions

Revenue	$1,093.9	$1,196.6
Adjusted OIBDA	$493.8	$516.9
Operating income	$51.8	$38.7
Non-operating expense (1)	$(240.6)	$(142.4)
Net loss	$(150.3)	$(76.2)
_______________

(1)	Includes interest expense of $164.5 million and $169.4 million, respectively.

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing. In light of this competition, as well as regulatory and economic factors, we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV’s goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

Other income, net

We recognized other income, net, of $6.0 million and $7.2 million for the three months ended March 31, 2019 and 2018, respectively. These amounts include (i) credits related to the non-service components of our net periodic pension costs of $3.3 million and $5.6 million, respectively, and (ii) interest and dividend income of $3.0 million and $4.4 million, respectively.

Income tax expense

We recognized income tax expense of $27.8 million and $710.0 million during the three months ended March 31, 2019 and 2018, respectively.

The income tax expense during the three months ended March 31, 2019 differs from the expected income tax benefit of $53.0 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the three months ended March 31, 2018 differs from the expected income tax benefit of $124.9 million (based on the U.K. blended income tax rate of 19.0%) primarily due to the net negative impact of (i) the mandatory repatriation tax implemented as part of the 2017 Tax Cuts and Job Act, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries. The net negative impact of these items was partially offset by the net positive impact of a decrease in valuation allowances.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Loss from continuing operations

During the three months ended March 31, 2019 and 2018, we reported losses from continuing operations of $306.9 million and $1,367.2 million, respectively, consisting of (i) operating income of $105.5 million and $117.6 million, respectively, (ii) net non-operating expense of $384.6 million and $774.8 million, respectively, and (iii) income tax expense of $27.8 million and $710.0 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $322.6 million and $188.6 million during the three months ended March 31, 2019 and 2018, respectively, related to the operations of the Vodafone Disposal Group, UPC DTH and, for the 2018 period, UPC Austria. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests remained relatively unchanged during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$7.4
Unrestricted subsidiaries (b)	817.1
Total Liberty Global and unrestricted subsidiaries	824.5
Borrowing groups (c):
Telenet	52.9
Virgin Media (d)	35.7
UPC Holding	26.3
Total borrowing groups	114.9
Total cash and cash equivalents	$939.4
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $7.4 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $817.1 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at March 31, 2019. Our remaining cash and cash equivalents of $114.9 million at March 31, 2019 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2019, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iii) principal and interest payments received with respect to the VodafoneZiggo JV Receivable and (iv) cash received with respect to transitional and other services provided to the VodafoneZiggo JV, Liberty Latin America and, for the 2019 period, Deutsche Telekom.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the dispositions of UPC Austria and UPC DTH and the pending dispositions of the Vodafone Disposal Group and UPC Switzerland, see note 4 to our condensed consolidated financial statements.

At March 31, 2019, our consolidated cash and cash equivalents balance included $917.4 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan) and (iii) principal payments on the ITV Collar Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $13.1 billion at March 31, 2019 with varying maturity dates). For information regarding our commitments and contingencies, see note 16 to our condensed consolidated financial statements.

During the three months ended March 31, 2019, the aggregate amount of our share repurchases was $214.1 million, including direct acquisition costs. At March 31, 2019, the remaining amount authorized for share repurchases was $353.2 million. For additional information regarding our share repurchase programs, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2019, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 16 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our March 31, 2019 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2019 was 5.4x. In addition, the ratio of our March 31, 2019 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended March 31, 2019 was 5.3x. Consistent with how we calculate our leverage ratios under our debt agreements, these ratios are presented on a basis that includes the debt and Adjusted OIBDA of both our continuing and discontinued operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At March 31, 2019, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2019, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $30.2 billion, including $3.7 billion that is classified as current on our condensed consolidated balance sheet and $21.5 billion that is not due until 2025 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2019. For additional information concerning our debt and finance lease maturities, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at March 31, 2019, we believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and finance lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three months ended
	March 31,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$306.3	$670.3	$(364.0)
Net cash used by investing activities	(367.7)	(505.3)	137.6
Net cash used by financing activities	(737.5)	(1,645.9)	908.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7.4)	14.1	(21.5)
Net decrease in cash and cash equivalents and restricted cash	$(806.3)	$(1,466.8)	$660.5

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in cash provided due to higher payments related to derivative instruments, (ii) a decrease in cash provided due to higher payments for taxes, (iii) a decrease in cash provided due to higher payments of interest, (iv) an increase in the cash provided by our Adjusted OIBDA and related working capital items and (v) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to a decrease in cash used of $152.9 million due to lower capital expenditures. Capital expenditures decreased from $484.2 million during the first three months of 2018 to $331.3 million during the first three months of 2019 due to the net effect of (a) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, (b) a decrease resulting from FX and (c) an increase in proceeds received for transfers to related parties.

The capital expenditures that we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or finance lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 17 to our condensed consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2019	2018
	in millions

Property and equipment additions	$698.6	$983.6
Assets acquired under capital-related vendor financing arrangements	(508.9)	(635.9)
Assets acquired under finance leases	(12.2)	(23.9)
Changes in current liabilities related to capital expenditures	153.8	160.4
Capital expenditures, net	$331.3	$484.2

Capital expenditures, net:
Third-party payments	$371.6	$509.6
Proceeds received for transfers to related parties (a)	(40.3)	(25.4)
Total capital expenditures, net	$331.3	$484.2
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The decrease in our property and equipment additions during the three months ended March 31, 2019 is due to (i) a decrease in local currency expenditures of our subsidiaries, due to decreases in (a) expenditures for new build and upgrade projects, (b) expenditures to support new customer products and operational efficiency initiatives, (c) expenditures for the purchase and installation of customer premises equipment and (d) baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (ii) a decrease due to FX.

Financing Activities. The decrease in net cash used by our financing activities is primarily attributable to a decrease in cash used of (i) $658.4 million related to lower net repayments and repurchases of debt and finance lease obligations and (ii) $272.9 million due to lower repurchases of Liberty Global ordinary shares.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our condensed consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on finance leases (exclusive of the portions of the network lease in Belgium that we assumed in connection with an acquisition), with each item excluding any cash provided or used by our discontinued operations. We believe that our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, that are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, U.S. GAAP measures of liquidity included in our condensed consolidated statements of cash flows.

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2019	2018
	in millions

Net cash provided by operating activities of our continuing operations (a)	$306.3	$670.3
Cash payments for direct acquisition and disposition costs	12.4	1.6
Expenses financed by an intermediary (b)	564.0	507.3
Capital expenditures, net	(331.3)	(484.2)
Principal payments on amounts financed by vendors and intermediaries	(1,162.8)	(1,675.9)
Principal payments on certain finance leases	(13.1)	(18.0)
Adjusted free cash flow	$(624.5)	$(998.9)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2019:

	Payments due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$3,189.2	$666.4	$2,363.0	$684.3	$221.3	$1,137.0	$21,273.0	$29,534.2
Finance leases (excluding interest)	64.5	72.6	67.4	69.1	71.3	34.8	251.8	631.5
Operating leases	95.5	107.8	88.5	74.6	63.3	75.1	161.1	665.9
Network and connectivity commitments	613.7	304.1	257.7	61.3	43.8	37.2	722.7	2,040.5
Programming commitments	593.8	577.6	306.0	60.7	13.9	13.9	30.2	1,596.1
Purchase commitments	563.8	259.0	125.3	37.0	20.0	17.1	26.6	1,048.8
Other commitments	18.5	8.0	1.6	1.5	0.2	0.2	0.6	30.6
Total (a)	$5,139.0	$1,995.5	$3,209.5	$988.5	$433.8	$1,315.3	$22,466.0	$35,547.6
Projected cash interest payments on debt and finance lease obligations (b)	$797.2	$1,350.0	$1,291.7	$1,224.2	$1,204.3	$1,153.9	$2,365.9	$9,387.2
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2019 condensed consolidated balance sheet other than debt and finance and operating lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($651.3 million at March 31, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease obligations and commitments, see notes 9, 10 and 16, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2019 and 2018, see note 6 to our condensed consolidated financial statements.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2019.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2019.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2019, $506.7 million or 53.9%, $291.6 million or 31.0% and $97.9 million or 10.4% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2019	December 31, 2018
Spot rates:
Euro	0.8912	0.8732
British pound sterling	0.7696	0.7846
Swiss franc	0.9957	0.9828
Hungarian forint	286.50	280.21
Polish zloty	3.8374	3.7454
Czech koruna	23.012	22.471
Romanian lei	4.2568	4.0640

	Three months ended
	March 31,
	2019	2018
Average rates:
Euro	0.8807	0.8135
British pound sterling	0.7679	0.7187
Swiss franc	0.9972	0.9480
Hungarian forint	279.95	253.05
Polish zloty	3.7892	3.3998
Czech koruna	22.620	20.663
Romanian lei	4.1717	3.7881

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

Weighted Average Variable Interest Rate. At March 31, 2019, the outstanding principal amount of our variable-rate indebtedness aggregated $11.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.3%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $59.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £528 million ($686 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £79 million ($103 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty, Hungarian forint, Czech koruna and Romanian lei relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €472 million ($530 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €240 million ($269 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €91 million ($102 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €332 million ($373 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency, interest rate cap and swap contracts by approximately €100 million ($112 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of March 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(185.9)	$(114.1)	$(64.3)	$(45.6)	$(76.2)	$(112.8)	$(32.4)	$(631.3)
Principal-related (b)	5.8	57.6	(150.9)	(238.3)	(129.1)	(65.2)	(728.4)	(1,248.5)
Other (c)	24.3	(13.6)	(491.0)	(184.1)	—	—	—	(664.4)
Total	$(155.8)	$(70.1)	$(706.2)	$(468.0)	$(205.3)	$(178.0)	$(760.8)	$(2,544.2)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2019. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2019 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2019 through January 31, 2019:
Class C	3,422,200	$21.55	3,422,200	(b)
February 1, 2019 through February 28, 2019:
Class C	2,704,282	$24.64	2,704,282	(b)
March 1, 2019 through March 31, 2019:
Class C	2,923,400	$25.23	2,923,400	(b)
Total — January 1, 2019 through March 31, 2019:
Class C	9,049,882	$23.66	9,049,882	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)	At March 31, 2019, the remaining amount authorized for share repurchases was $353.2 million.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Share Purchase Agreement dated February 27, 2019, by and between Liberty Global plc, Liberty Global CE Holding B.V. and Sunrise Communications Group AG (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2019 (File No. 001-35961)).

10 — Material Contracts

10.1
Settlement Agreement dated January 15, 2019, by and between Liberty Global B.V. and Diederik Karsten (incorporated by reference to exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 27, 2019 and amended on Form 10-K/A filed March 27, 2019 (File No. 001-35961)).

10.2
Liberty Global 2019 Annual Performance Award Program for executive officers under the 2014 Incentive Plan (Amended and Restated effective February 24, 2015) (the Incentive Plan) (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2019 (File No. 001-35961)).

10.3
Liberty Global 2019 Challenge Performance Award program for senior management, including our executive officers under the Incentive Plan (a description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 13, 2019 (File No. 001-35961)).

10.4
Liberty Global 2019 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 5, 2019 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	May 6, 2019	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 6, 2019	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer