Form 10-Q
period 2019-06-30
Liberty Global plc
filed 2019-08-08
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35961
Liberty Global plc
(Exact name of Registrant as specified in its charter)

England and Wales	98-1112770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Griffin House
161 Hammersmith Rd
London
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of July 31, 2019 was: 205,023,926 class A ordinary shares, 12,157,826 class B ordinary shares and 513,200,480 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2019	December 31, 2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$1,269.0	$1,480.5
Trade receivables, net	1,298.4	1,342.1
Derivative instruments (note 6)	439.0	394.2
Prepaid expenses	227.9	171.4
Current assets of discontinued operations (note 4)	405.8	356.5
Other current assets (notes 3 and 5)	431.3	396.7
Total current assets	4,071.4	4,141.4
Investments and related note receivables (including $1,070.0 million and $1,174.8 million, respectively, measured at fair value on a recurring basis) (note 5)	4,945.0	5,121.8
Property and equipment, net (notes 8 and 10)	13,622.9	13,878.9
Goodwill (note 8)	13,731.8	13,715.8
Deferred tax assets (note 11)	2,572.9	2,488.2
Long-term assets of discontinued operations (note 4)	10,874.8	10,174.6
Other assets, net (notes 3, 6, 8 and 10)	4,168.2	3,632.9
Total assets	$53,987.0	$53,153.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2019	December 31, 2018
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$771.9	$874.3
Deferred revenue	793.3	847.1
Current portion of debt and finance lease obligations (notes 9 and 10)	3,680.5	3,615.2
Accrued capital expenditures	407.0	543.2
Current liabilities of discontinued operations (note 4)	2,068.1	1,967.5
Other accrued and current liabilities (notes 6, 10 and 14)	2,612.4	2,458.8
Total current liabilities	10,333.2	10,306.1
Long-term debt and finance lease obligations (notes 9 and 10)	26,235.6	26,190.0
Long-term liabilities of discontinued operations (note 4)	10,541.0	10,072.4
Other long-term liabilities (notes 6, 10, 11 and 14)	3,206.5	2,436.8
Total liabilities	50,316.3	49,005.3

Commitments and contingencies (notes 6, 9, 11 and 16)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 205,007,296 and 204,450,499 shares, respectively	2.0	2.0
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,159,888 shares and 11,099,593 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 513,170,513 and 531,174,389 shares, respectively	5.1	5.3
Additional paid-in capital	8,747.3	9,214.5
Accumulated deficit	(5,111.0)	(5,172.2)
Accumulated other comprehensive earnings, net of taxes	490.1	631.8
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	4,133.5	4,681.4
Noncontrolling interests	(462.8)	(533.1)
Total equity	3,670.7	4,148.3
Total liabilities and equity	$53,987.0	$53,153.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	in millions, except per share amounts

Revenue (notes 3, 5 and 17)	$2,850.4	$3,015.6	$5,718.4	$6,079.1
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	786.3	803.5	1,586.7	1,650.6
Other operating (note 13)	417.8	425.3	837.2	887.3
Selling, general and administrative (SG&A) (note 13)	542.6	528.8	1,074.8	1,064.2
Depreciation and amortization	921.8	964.0	1,861.4	2,004.7
Impairment, restructuring and other operating items, net (note 14)	33.2	29.9	104.1	90.6
	2,701.7	2,751.5	5,464.2	5,697.4
Operating income	148.7	264.1	254.2	381.7
Non-operating income (expense):
Interest expense	(363.6)	(380.4)	(730.9)	(755.7)
Realized and unrealized gains on derivative instruments, net (note 6)	152.9	675.5	70.1	464.2
Foreign currency transaction gains (losses), net	(27.0)	51.5	111.6	(50.2)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(138.7)	61.5	(146.9)	4.3
Losses on debt modification and extinguishment, net (note 9)	(48.3)	(20.1)	(48.8)	(22.7)
Share of results of affiliates, net (note 5)	(69.3)	(82.3)	(140.2)	(118.8)
Other income, net (note 4)	32.5	6.4	39.0	16.2
	(461.5)	312.1	(846.1)	(462.7)
Earnings (loss) from continuing operations before income taxes	(312.8)	576.2	(591.9)	(81.0)
Income tax benefit (expense) (note 11)	(26.8)	92.8	(54.6)	(617.2)
Earnings (loss) from continuing operations	(339.6)	669.0	(646.5)	(698.2)
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	315.5	281.5	638.1	470.1
Gain on disposal of discontinued operations, net of taxes	106.6	—	106.6	—
	422.1	281.5	744.7	470.1
Net earnings (loss)	82.5	950.5	98.2	(228.1)
Net earnings attributable to noncontrolling interests	(29.5)	(37.9)	(38.2)	(45.8)
Net earnings (loss) attributable to Liberty Global shareholders	$53.0	$912.6	$60.0	$(273.9)

Basic and diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$(0.50)	$0.80	$(0.93)	$(0.93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	in millions

Net earnings (loss)	$82.5	$950.5	$98.2	$(228.1)
Other comprehensive loss, net of taxes:
Continuing operations:
Foreign currency translation adjustments	(25.5)	(1,009.3)	(141.5)	(428.1)
Pension-related adjustments and other	(0.4)	(6.2)	(0.8)	(7.1)
Other comprehensive loss from continuing operations	(25.9)	(1,015.5)	(142.3)	(435.2)
Other comprehensive earnings (loss) from discontinued operations	19.6	(48.5)	1.0	(36.6)
Other comprehensive loss	(6.3)	(1,064.0)	(141.3)	(471.8)
Comprehensive earnings (loss)	76.2	(113.5)	(43.1)	(699.9)
Comprehensive earnings attributable to noncontrolling interests	(29.7)	(35.7)	(38.6)	(43.6)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$46.5	$(149.2)	$(81.7)	$(743.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Impact of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net loss	—	—	—	—	(1,186.5)	—	—	(1,186.5)	7.9	(1,178.6)
Other comprehensive earnings, net of taxes	—	—	—	—	—	592.2	—	592.2	—	592.2
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(496.2)	—	—	—	(496.3)	—	(496.3)
Share-based compensation (note 13)	—	—	—	40.4	—	—	—	40.4	—	40.4
Repurchase by Telenet of its outstanding shares	—	—	—	(34.7)	—	—	—	(34.7)	2.6	(32.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(7.6)	—	—	—	(7.6)	(0.8)	(8.4)
Balance at March 31, 2018	2.2	0.1	5.7	10,860.5	(7,084.0)	2,248.2	(0.1)	6,032.6	(397.9)	5,634.7
Net earnings	—	—	—	—	912.6	—	—	912.6	37.9	950.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,061.8)	—	(1,061.8)	(2.2)	(1,064.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	(0.1)	—	(0.1)	(791.8)	—	—	—	(792.0)	—	(792.0)
Share-based compensation (note 13)	—	—	—	44.0	—	—	—	44.0	—	44.0
Repurchase by Telenet of its outstanding shares	—	—	—	(14.5)	—	—	—	(14.5)	1.6	(12.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(2.7)	—	—	—	(2.7)	(5.7)	(8.4)
Balance at June 30, 2018	$2.1	$0.1	$5.6	$10,095.5	$(6,171.4)	$1,186.4	$(0.1)	$5,118.2	$(366.3)	$4,751.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Accounting change (note 2)	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019, as adjusted for accounting change	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	7.0	—	—	7.0	8.7	15.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(135.2)	—	(135.2)	0.2	(135.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(214.0)	—	—	—	(214.1)	—	(214.1)
Repurchase by Telenet of its outstanding shares	—	—	—	(68.2)	—	—	—	(68.2)	11.3	(56.9)
Share-based compensation (note 13)	—	—	—	55.6	—	—	—	55.6	—	55.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.4	—	—	—	32.4	2.4	34.8
Balance at March 31, 2019	2.0	0.1	5.2	9,020.3	(5,164.0)	496.6	(0.1)	4,360.1	(510.5)	3,849.6
Net earnings	—	—	—	—	53.0	—	—	53.0	29.5	82.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(6.5)	—	(6.5)	0.2	(6.3)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(288.3)	—	—	—	(288.4)	—	(288.4)
Share-based compensation (note 13)	—	—	—	70.0	—	—	—	70.0	—	70.0
Repurchase by Telenet of its outstanding shares	—	—	—	(66.3)	—	—	—	(66.3)	9.1	(57.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	11.6	—	—	—	11.6	8.9	20.5
Balance at June 30, 2019	$2.0	$0.1	$5.1	$8,747.3	$(5,111.0)	$490.1	$(0.1)	$4,133.5	$(462.8)	$3,670.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2019	2018
	in millions
Cash flows from operating activities:
Net earnings (loss)	$98.2	$(228.1)
Earnings from discontinued operations	744.7	470.1
Loss from continuing operations	(646.5)	(698.2)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	154.3	88.2
Depreciation and amortization	1,861.4	2,004.7
Impairment, restructuring and other operating items, net	104.1	90.6
Amortization of deferred financing costs and non-cash interest	27.0	29.1
Realized and unrealized gains on derivative instruments, net	(70.1)	(464.2)
Foreign currency transaction losses (gains), net	(111.6)	50.2
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	146.9	(4.3)
Losses on debt modification and extinguishment, net	48.8	22.7
Share of results of affiliates, net	140.2	118.8
Deferred income tax benefit	(99.5)	(125.3)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	70.0	885.7
Dividends from affiliates and others	3.5	130.1
Net cash provided by operating activities of continuing operations	1,628.5	2,128.1
Net cash provided by operating activities of discontinued operations	829.2	1,137.0
Net cash provided by operating activities	2,457.7	3,265.1

Cash flows from investing activities:
Capital expenditures, net	(632.9)	(794.8)
Investments in and loans to affiliates and others	(189.2)	(56.8)
Proceeds received upon disposition of discontinued operations, net	145.8	—
Other investing activities, net	(6.4)	(41.7)
Net cash used by investing activities of continuing operations	(682.7)	(893.3)
Net cash used by investing activities of discontinued operations	(210.7)	(284.0)
Net cash used by investing activities	$(893.4)	$(1,177.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2019	2018
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(3,838.8)	$(3,828.8)
Borrowings of debt	2,800.7	2,146.5
Repurchase of Liberty Global ordinary shares	(502.5)	(1,276.2)
Repurchase by Telenet of its outstanding shares	(114.1)	(29.7)
Net cash received related to derivative instruments	93.5	10.2
Other financing activities, net	(34.2)	(51.8)
Net cash used by financing activities of continuing operations	(1,595.4)	(3,029.8)
Net cash provided (used) by financing activities of discontinued operations	(168.4)	147.6
Net cash used by financing activities	(1,763.8)	(2,882.2)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.0)	(9.3)
Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(654.6)	(1,804.3)
Discontinued operations	450.1	1,000.6
Total	$(204.5)	$(803.7)

Cash and cash equivalents and restricted cash:
Beginning of period	$1,498.3	$1,683.0
Net decrease	(204.5)	(803.7)
End of period	$1,293.8	$879.3

Cash paid for interest:
Continuing operations	$738.9	$713.4
Discontinued operations	225.4	223.7
Total	$964.3	$937.1

Net cash paid for taxes:
Continuing operations	$260.6	$174.4
Discontinued operations	131.0	12.8
Total	$391.6	$187.2

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$1,269.0	$862.4
Restricted cash included in other current assets and other assets, net	22.9	14.9
Restricted cash included in current and long-term assets of discontinued operations	1.9	2.0
Total cash and cash equivalents and restricted cash	$1,293.8	$879.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

Through July 31, 2019, we provided residential and B2B communication services in (i) Germany through Unitymedia GmbH (Unitymedia) and (ii) Hungary, the Czech Republic and Romania through UPC Holding B.V. In addition, (a) through May 2, 2019, we provided direct-to-home satellite (DTH) services to residential customers in Hungary, the Czech Republic, Romania and Slovakia through a Luxembourg-based subsidiary of UPC Holding B.V. that we refer to as “UPC DTH” and (b) through July 31, 2018, we provided residential and B2B communication services in Austria. In these condensed consolidated financial statements, our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all applicable periods. For additional information regarding these dispositions, see note 4.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2019.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Change

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

The main impact of the adoption of ASU 2016-02 relates to the recognition of ROU assets and lease liabilities on our consolidated balance sheet for those leases classified as operating leases under previous GAAP. In transition, we have applied the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we have not used hindsight during transition.

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
June 30, 2019
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $42.9 million and $45.8 million at June 30, 2019 and December 31, 2018, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $42.6 million and $44.3 million as of June 30, 2019 and December 31, 2018, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $822.6 million and $877.9 million as of June 30, 2019 and December 31, 2018, respectively. The decrease in deferred revenue for the six months ended June 30, 2019 is primarily due to $791.7 million of revenue recognized that was included in our deferred revenue balance at December 31, 2018, partially offset by advanced billings in certain markets. The current and long-term portions of our deferred revenue balances are included within deferred revenue and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $72.7 million and $73.0 million at June 30, 2019 and December 31, 2018, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $24.3 million and $48.7 million during the three and six months ended June 30, 2019, respectively, and $28.5 million and $51.3 million during the three and six months ended June 30, 2018, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

Acquisition

De Vijver Media. Prior to June 3, 2019, Telenet owned a 50.0% equity method investment in De Vijver Media NV (De Vijver Media), which provides content production, broadcasting and advertising services in Belgium. On June 3, 2019, Telenet acquired the remaining 50.0% ownership interest in De Vijver Media for cash consideration of €52.5 million ($58.9 million at the transaction date) (the De Vijver Media Acquisition) after post-closing adjustments. Immediately following this transaction, Telenet repaid in full De Vijver Media’s €62.0 million ($69.5 million at the transaction date) of outstanding third-party debt. In connection with the De Vijver Media Acquisition, we recognized a $25.7 million gain during the second quarter of 2019, representing the difference between the fair value and carrying amount of our then-existing 50.0% ownership interest in De Vijver Media. This gain is included in other income, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Pending Disposition

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

Completed Dispositions

Vodafone Disposal Group. On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” After considering debt and working capital adjustments and €188.1 million ($213.7 million) of cash to be paid by our company to settle centrally-held vendor financing obligations associated with the Vodafone Disposal Group, we received net cash proceeds of €10.1 billion ($11.3 billion at the applicable rates). In August 2019, we used a portion of the net proceeds from the sale of the Vodafone Disposal Group to prepay in full the $1,645.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the UPC Holding Bank Facility.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Vodafone.

UPC DTH. On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments, we received net cash proceeds of €130.5 million ($145.8 million at the applicable dates). The proceeds from the sale of UPC DTH were used for general corporate purposes.

In connection with the sale of UPC DTH, we recognized a gain of $106.6 million that includes cumulative foreign currency translation losses of $10.0 million. No income taxes were required to be provided on this gain, which is included in gain on disposal of discontinued operations, net of taxes, in our condensed consolidated statements of operations.

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser.

UPC Austria. On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions. During the six months ended June 30, 2019, we recorded revenue of $21.0 million associated with these transitional services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group, UPC Austria and UPC DTH are presented as discontinued operations in our condensed consolidated financial statements for all applicable periods. In connection with the signing of each respective sale agreement, we ceased to depreciate or amortize the long-lived assets of (i) UPC Austria on December 22, 2017, (ii) the Vodafone Disposal Group on May 9, 2018 and (iii) UPC DTH on December 21, 2018. Our operations in Austria, Romania, Hungary, the Czech Republic as well as the operations of UPC DTH were held through UPC Holding prior to their respective disposal dates. No debt, interest expense or derivative instruments of the UPC Holding borrowing group, other than with respect to certain borrowings that are direct obligations of the entities to be disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest expense and derivative instruments are included in discontinued operations as its debt and derivative instruments are direct obligations of entities within the Vodafone Disposal Group. A portion of the proceeds from the disposition of UPC Austria was used to reduce the outstanding debt of the UPC Holding borrowing group.

The carrying amounts of the major classes of assets and liabilities of the Vodafone Disposal Group as of June 30, 2019 are summarized below (in millions). These amounts exclude intercompany assets and liabilities that are eliminated within our condensed consolidated balance sheet.

Assets:
Current assets other than cash	$405.8
Property and equipment, net	5,934.2
Goodwill	3,956.5
Other assets, net	984.1
Total assets	$11,280.6

Liabilities:
Current portion of debt and finance lease obligations	$889.1
Other accrued and current liabilities	1,179.0
Long-term debt and finance lease obligations	8,973.7
Other long-term liabilities	1,567.3
Total liabilities	$12,609.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
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

	Vodafone Disposal Group	UPC DTH (a)	Total
	in millions
Three months ended June 30, 2019
Revenue	$868.9	$9.0	$877.9
Operating income	$514.0	$2.1	$516.1

Earnings before income taxes	$435.2	$2.2	$437.4
Income tax expense	(121.9)	—	(121.9)
Net earnings	$313.3	$2.2	$315.5
Net earnings attributable to Liberty Global shareholders	$313.3	$2.2	$315.5
_______________

(a)	Includes the operating results of UPC DTH from April 1, 2019 through May 2, 2019, the date UPC DTH was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

	Vodafone Disposal Group	UPC DTH (a)	Total
	in millions
Six months ended June 30, 2019
Revenue	$1,727.6	$36.7	$1,764.3
Operating income	$1,009.5	$10.7	$1,020.2

Earnings before income taxes	$867.3	$9.5	$876.8
Income tax expense	(238.7)	—	(238.7)
Net earnings	$628.6	$9.5	$638.1
Net earnings attributable to Liberty Global shareholders	$628.6	$9.5	$638.1
_______________

(a)	Includes the operating results of UPC DTH from January 1, 2019 through May 2, 2019, the date UPC DTH was sold.

	UPC Austria	Vodafone Disposal Group	UPC DTH	Total
	in millions
Three months ended June 30, 2018
Revenue	$107.4	$892.9	$29.5	$1,029.8
Operating income (loss)	$61.7	$419.9	$(0.2)	$481.4

Earnings (loss) before income taxes	$61.5	$310.1	$(0.3)	$371.3
Income tax expense	(9.7)	(80.1)	—	(89.8)
Net earnings (loss)	51.8	230.0	(0.3)	281.5
Net earnings attributable to noncontrolling interests	(1.8)	—	—	(1.8)
Net earnings (loss) attributable to Liberty Global shareholders	$50.0	$230.0	$(0.3)	$279.7

	UPC Austria	Vodafone Disposal Group	UPC DTH	Total
	in millions
Six months ended June 30, 2018
Revenue	$216.7	$1,845.2	$60.5	$2,122.4
Operating income	$122.9	$731.5	$2.6	$857.0

Earnings before income taxes	$122.7	$491.5	$1.9	$616.1
Income tax expense	(19.2)	(126.8)	—	(146.0)
Net earnings	103.5	364.7	1.9	470.1
Net earnings attributable to noncontrolling interests	(3.6)	—	—	(3.6)
Net earnings attributable to Liberty Global shareholders	$99.9	$364.7	$1.9	$466.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share for the three and six months ended June 30, 2019 and 2018 is presented below. These amounts relate to the operations of the Vodafone Disposal Group, UPC DTH and, for the 2018 periods, UPC Austria.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share	$0.43	$0.35	$0.86	$0.58

(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2019	December 31, 2018
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,603.4	$3,761.5
Other	271.6	185.5
Total — equity	3,875.0	3,947.0
Fair value:
ITV plc (ITV) — subject to re-use rights (c)	546.4	634.2
ITI Neovision S.A. (ITI Neovision)	121.6	125.4
Lions Gate Entertainment Corp (Lionsgate) (c)	59.7	77.5
Casa Systems, Inc. (Casa)	18.0	39.5
Other	324.3	298.2
Total — fair value	1,070.0	1,174.8
Total	$4,945.0	$5,121.8
_______________

(a)
At June 30, 2019 and December 31, 2018, the carrying amount of our equity method investment in the VodafoneZiggo JV exceeded our proportionate share of that entity’s net assets by the amount of the VodafoneZiggo JV Receivable, as defined and described below. The carrying amounts of our other equity method investments did not materially exceed our proportionate share of the respective investee’s net assets at June 30, 2019 and December 31, 2018.

(b)
Amounts include a euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $908.7 million and $916.1 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and matures on January 16, 2028. During the six months ended June 30, 2019, interest accrued on the VodafoneZiggo JV Receivable was $25.2 million, all of which has been cash settled.

(c)	In connection with our investments in ITV and Lionsgate, we have entered into the ITV Collar and the Lionsgate Forward, respectively, as defined and described in note 6.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

VodafoneZiggo JV (a)	$(40.0)	$(63.2)	$(102.3)	$(90.0)
Other	(29.3)	(19.1)	(37.9)	(28.8)
Total	$(69.3)	$(82.3)	$(140.2)	$(118.8)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $45.7 million and $53.8 million during the three months ended June 30, 2019 and 2018, respectively, and $90.0 million and $88.3 million during the six months ended June 30, 2019 and 2018, respectively, primarily related to (a) the JV Services and (b) sales of customer premises equipment at a mark-up. In addition, during the six months ended June 30, 2019 and 2018, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $9.2 million and $30.3 million, respectively. At June 30, 2019 and December 31, 2018, $19.5 million and $24.4 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. These amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Revenue	$1,084.5	$1,133.3	$2,178.4	$2,329.9
Loss before income taxes	$(134.5)	$(183.2)	$(323.3)	$(286.9)
Net loss	$(104.0)	$(137.1)	$(254.3)	$(213.3)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2019			December 31, 2018
	Current (a)	Long-term (a)	Total	Current (a)	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	$417.6	$1,500.7	$1,918.3	$372.7	$1,370.1	$1,742.8
Equity-related derivative instruments (c)	17.6	838.0	855.6	13.9	732.4	746.3
Foreign currency forward and option contracts	3.1	2.4	5.5	7.2	—	7.2
Other	0.7	0.4	1.1	0.4	—	0.4
Total	$439.0	$2,341.5	$2,780.5	$394.2	$2,102.5	$2,496.7

Liabilities:
Cross-currency and interest rate derivative contracts (b)	$456.5	$1,356.7	$1,813.2	$326.5	$1,042.2	$1,368.7
Equity-related derivative instruments (c)	1.0	—	1.0	1.4	—	1.4
Foreign currency forward and option contracts	28.6	—	28.6	0.5	—	0.5
Other	—	—	—	—	0.1	0.1
Total	$486.1	$1,356.7	$1,842.8	$328.4	$1,042.3	$1,370.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $12.6 million and $65.6 million during the three months ended June 30, 2019 and 2018, respectively, and $70.7 million and $27.9 million during the six months ended June 30, 2019 and 2018, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company and (ii) the prepaid forward transaction (the Lionsgate Forward) with respect to

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

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

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	in millions
Cross-currency and interest rate derivative contracts	$69.1	$870.1	$(18.2)	$508.2
Equity-related derivative instruments:
ITV Collar	86.0	(183.6)	99.8	(60.0)
Lionsgate Forward	8.8	3.4	9.6	12.4
Sumitomo Collar	—	(23.2)	—	(11.8)
Other	0.2	1.0	0.4	2.2
Total equity-related derivative instruments	95.0	(202.4)	109.8	(57.2)
Foreign currency forward and option contracts	(11.6)	8.3	(22.2)	13.9
Other	0.4	(0.5)	0.7	(0.7)
Total	$152.9	$675.5	$70.1	$464.2

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The following table sets forth the classification of the net cash inflows of our derivative instruments:

	Six months ended
	June 30,
	2019	2018
	in millions
Operating activities	$165.1	$246.1
Financing activities	93.5	10.2
Total	$258.6	$256.3

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At June 30, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $555.3 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2019, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2019:

Borrowing group	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

Virgin Media		$400.0		€339.6		3.5
		$8,036.4		£5,451.8	(a)	5.0
		£2,365.8		$3,400.0	(b)	5.6

UPC Holding		$2,420.0		€1,999.4		5.1
		$1,200.0	CHF	1,107.5	(a)	5.7
		€2,824.4	CHF	3,221.2	(a)	4.8
		€742.8	PLN	3,149.5		2.5
		€78.0	HUF	19,500.0		2.5
	HUF	19,500.0		€61.0		2.5

Telenet		$3,670.0		€3,243.6	(a)	6.0
		€1,431.2		$1,600.0	(b)	6.0
_______________

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2019. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At June 30, 2019, the total U.S. dollar equivalent of the notional amounts of these derivative instruments was $4.6 billion.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2019:

	Borrowing group pays fixed rate			Borrowing group receives fixed rate
Borrowing group	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Virgin Media	$20,883.1	(a)	3.2	$11,576.0 (a)	4.9

UPC Holding	$8,478.5	(a)	3.9	$5,303.1	6.4

Telenet	$3,821.9	(a)	4.7	$1,620.9	4.2
_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at June 30, 2019:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$6,782.2		£1.5	2.40%
	$488.3		€1.1	1.96%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media (a)	$9,085.1	0.5

UPC Holding	$1,645.0	0.1

Telenet	$2,075.0	0.1
_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At June 30, 2019, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $253.9 million and $644.6 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Decrease to borrowing costs at June 30, 2019 (a)

Virgin Media	(0.49)%
UPC Holding	(0.62)%
Telenet	(0.61)%
Total decrease to borrowing costs	(0.53)%
_______________

(a)	Represents the effect of derivative instruments in effect at June 30, 2019 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2019, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $8,747.6 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of June 30, 2019 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2019, we performed a nonrecurring fair value measurement in connection with the De Vijver Media Acquisition. We did not perform any significant nonrecurring fair value measurements during the six months ended June 30, 2018.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2019 using:
Description	June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,918.3	$—	$1,917.9	$0.4
Equity-related derivative instruments	855.6	—	—	855.6
Foreign currency forward and option contracts	5.5	—	5.5	—
Other	1.1	—	1.1	—
Total derivative instruments	2,780.5	—	1,924.5	856.0
Investments	1,070.0	624.1	—	445.9
Total assets	$3,850.5	$624.1	$1,924.5	$1,301.9

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,813.2	$—	$1,786.7	$26.5
Equity-related derivative instruments	1.0	—	—	1.0
Foreign currency forward and option contracts	28.6	—	2.9	25.7
Total derivative instruments	1,842.8	—	1,789.6	53.2
Debt	225.6	—	225.6	—
Total liabilities	$2,068.4	$—	$2,015.2	$53.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2019	$418.9	$(14.1)	$744.9	$1,149.7
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(46.2)	109.8	63.6
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(1.0)	—	—	(1.0)
Additions	28.8	—	—	28.8
Transfers out of Level 3	—	8.4	—	8.4
Foreign currency translation adjustments and other, net	(0.8)	0.1	(0.1)	(0.8)
Balance of net assets (liabilities) at June 30, 2019	$445.9	$(51.8)	$854.6	$1,248.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

_______________

(a)	Most of these net gains and losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2019.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2019	December 31, 2018
	in millions

Distribution systems	$18,277.1	$17,845.4
Customer premises equipment	4,523.2	4,191.2
Support equipment, buildings and land	5,220.6	4,933.7
Total property and equipment, gross	28,020.9	26,970.3
Accumulated depreciation	(14,398.0)	(13,091.4)
Total property and equipment, net	$13,622.9	$13,878.9

During the six months ended June 30, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $926.3 million and $1,186.7 million, respectively, which exclude related value-added taxes (VAT) of $148.7 million and $183.5 million, respectively, that were also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2019 are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	June 30, 2019
	in millions

U.K./Ireland	$7,671.0	$—	$(31.8)	$7,639.2
Belgium	2,576.3	48.8	(19.1)	2,606.0
Switzerland	2,903.9	—	17.5	2,921.4
Central and Eastern Europe	564.6	—	0.6	565.2
Total	$13,715.8	$48.8	$(32.8)	$13,731.8

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
June 30, 2019
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our condensed consolidated balance sheets, are set forth below:

	June 30, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$3,526.0	$(2,997.1)	$528.9	$3,673.1	$(2,914.2)	$758.9
Other	555.6	(265.2)	290.4	521.3	(249.0)	272.3
Total	$4,081.6	$(3,262.3)	$819.3	$4,194.4	$(3,163.2)	$1,031.2

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2019			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2019	December 31, 2018
		in millions

VM Senior Secured Notes	5.39%	—	$—	$6,613.5	$6,268.3
VM Credit Facilities (c)	4.69%	(d)	856.9	4,696.2	4,600.5
VM Senior Notes	5.34%	—	—	1,587.3	1,999.9
Telenet Credit Facility	3.92%	(e)	573.6	3,137.1	3,145.7
Telenet Senior Secured Notes	4.69%	—	—	1,681.5	1,687.1
Telenet SPE Notes	4.88%	—	—	541.8	546.2
UPCB SPE Notes (f)	4.54%	—	—	2,434.9	2,445.5
UPC Holding Bank Facility (f) (g)	4.89%	€990.1	1,124.6	1,645.0	1,645.0
UPC Holding Senior Notes (f)	4.59%	—	—	1,210.0	1,215.5
Vendor financing (f) (h)	4.10%	—	—	3,631.8	3,620.3
ITV Collar Loan	0.90%	—	—	1,374.1	1,379.6
Derivative-related debt instruments (i)	3.45%	—	—	278.8	301.9
Other (j)	5.11%	—	—	570.0	459.8
Total debt before deferred financing costs, discounts and premiums (k)	4.54%		$2,555.1	$29,402.0	$29,315.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2019	December 31, 2018
	in millions

Total debt before deferred financing costs, discounts and premiums	$29,402.0	$29,315.3
Deferred financing costs, discounts and premiums, net	(118.2)	(131.4)
Total carrying amount of debt	29,283.8	29,183.9
Finance lease obligations (note 10)	632.3	621.3
Total debt and finance lease obligations	29,916.1	29,805.2
Current maturities of debt and finance lease obligations	(3,680.5)	(3,615.2)
Long-term debt and finance lease obligations	$26,235.6	$26,190.0

_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.13% at June 30, 2019. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2019, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant June 30, 2019 compliance reporting requirements, we expect the full amount of unused borrowing capacity will continue to be available under each of the respective subsidiary facilities and there will be no restrictions with respect to loans or distributions from this availability, with the exception of the UPC Holding Bank Facility, which will have borrowing capacity limited to €730.9 million ($830.2 million). Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to June 30, 2019.

(c)
Amounts include £121.0 million ($153.6 million) and £41.9 million ($53.2 million) at June 30, 2019 and December 31, 2018, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)
Unused borrowing capacity under the VM Credit Facilities primarily relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($856.9 million). As of June 30, 2019, the VM Revolving Facility comprises (i) VM Revolving Facility A, which is a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £50.0 million ($63.5 million), and (ii) VM Revolving Facility B, which is a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £625.0 million ($793.4 million).

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($454.3 million) under Telenet Facility AG, (ii) €60.0 million ($68.2 million) under Telenet Facility AP, which was entered into in May 2019, (iii) €25.0 million ($28.4 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($22.7 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2019.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(f)	On February 27, 2019, we entered into an agreement to sell UPC Switzerland to Sunrise. Sunrise will acquire UPC Switzerland inclusive of certain debt held by the UPC Holding borrowing group.

(g)
In August 2019, we used a portion of the net proceeds from the sale of the Vodafone Disposal Group to prepay in full the $1,645.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the UPC Holding Bank Facility.

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

(i)
Includes amounts associated with certain derivative-related borrowing instruments, including $225.6 million and $248.6 million at June 30, 2019 and December 31, 2018, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(j)	Amounts include $231.7 million and $225.9 million at June 30, 2019 and December 31, 2018, respectively, of debt collateralized by certain trade receivables of Virgin Media.

(k)
As of June 30, 2019 and December 31, 2018, our debt had an estimated fair value of $30.0 billion and $28.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At June 30, 2019, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first six months of 2019. A portion of our financing transactions may include non-cash borrowings and repayments. During the six months ended June 30, 2019 and 2018, non-cash borrowings and repayments aggregated nil and $2,453.1 million, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Virgin Media Financing Transactions

In May 2019, Virgin Media issued (i) $825.0 million principal amount of U.S. dollar-denominated senior secured notes and (ii) £300.0 million ($380.9 million) principal amount of sterling-denominated senior secured notes. The net proceeds from the issuance of these notes were used to redeem (a) $354.5 million outstanding principal amount of U.S. dollar-denominated senior secured notes under the VM Senior Secured Notes, (b) £387.0 million ($491.3 million) outstanding principal amount of sterling-denominated senior secured notes under the VM Senior Secured Notes and (c) £300.0 million outstanding principal amount of sterling-denominated senior notes under the VM Senior Notes. In connection with these transactions, Virgin Media recognized a loss on debt modification and extinguishment of $48.0 million related to (1) the payment of $43.7 million of redemption premiums and (2) the write-off of $4.3 million of unamortized deferred financing costs and discounts.

In July 2019, Virgin Media issued $600.0 million principal amount of U.S. dollar-denominated senior secured notes. The net proceeds from the issuance of these notes were used to redeem (i) $447.9 million outstanding principal amount of U.S. dollar-denominated senior secured notes and (ii) £107.1 million ($136.0 million) outstanding principal amount of sterling-denominated senior secured notes, each of which are under the VM Senior Secured Notes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Telenet Financing Transactions

In July 2019, Telenet prepaid €106.0 million ($120.4 million) of outstanding principal amount on a euro-denominated term loan facility under the Telenet Credit Facility, together with accrued and unpaid interest and the related prepayment premiums, which was owed to the applicable Telenet SPE and, in turn, the Telenet SPE used such proceeds to redeem €106.0 million outstanding principal amount of euro-denominated notes under the Telenet SPE Notes. This transaction was funded using existing cash and the temporary draw-down of a euro-denominated revolving credit facility under the Telenet Credit Facility.

Maturities of Debt

Maturities of our debt as of June 30, 2019 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts represent U.S. dollar equivalents based on June 30, 2019 exchange rates:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2019 (remainder of year)	$1,479.9	$367.7	$324.6	$44.2	$2,216.4
2020	914.8	289.1	181.3	223.5	1,608.7
2021	1,319.2	29.6	13.0	969.9	2,331.7
2022	307.5	29.4	12.5	334.0	683.4
2023	183.8	24.2	12.2	9.1	229.3
2024	732.1	1.2	12.2	—	745.5
Thereafter	10,853.7	5,289.9	5,443.4	—	21,587.0
Total debt maturities	15,791.0	6,031.1	5,999.2	1,580.7	29,402.0
Deferred financing costs, discounts and premiums, net	(32.5)	(37.1)	(33.0)	(15.6)	(118.2)
Total debt	$15,758.5	$5,994.0	$5,966.2	$1,565.1	$29,283.8
Current portion	$2,385.8	$652.7	$500.0	$62.5	$3,601.0
Noncurrent portion	$13,372.7	$5,341.3	$5,466.2	$1,502.6	$25,682.8
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

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
June 30, 2019
(unaudited)

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

Lease Balances

At June 30, 2019, the weighted average remaining lease terms for operating and finance leases were 7.9 years and 23.4 years, respectively, and the weighted average discount rates were 4.0% and 6.1%, respectively.

A summary of our consolidated ROU assets as of June 30, 2019 is set forth below (in millions):

Operating leases (a)	$516.8
Finance leases (b)	551.2
Total	$1,068.0
_______________

(a)	Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheet.

(b)	Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheet.

A summary of additions to our ROU assets during the six months ended June 30, 2019 is set forth below (in millions):

ROU assets recorded during the period associated with:
Operating leases	$30.6
Finance leases (a)	32.6
Total	$63.2
_______________

(a)	During the six months ended June 30, 2018, we recorded additions to our ROU assets associated with finance leases of $46.5 million.

A summary of our consolidated lease liabilities as of June 30, 2019 is set forth below (in millions):

Operating leases (a)	$541.5
Finance leases (b)	632.3
Total	$1,173.8
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

A summary of our aggregate lease expense is set forth below:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	in millions
Finance lease expense:
Depreciation and amortization	$22.6	$45.3
Interest expense	8.9	17.0
Total finance lease expense	31.5	62.3
Operating lease expense (a)	34.1	67.3
Short-term lease expense (a)	2.1	4.0
Variable lease expense (b)	1.2	2.3
Total lease expense	$68.9	$135.9
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

A summary of our cash outflows from operating and finance leases recorded during the six months ended June 30, 2019 is set forth below (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$67.4
Operating cash outflows from finance leases	17.0
Financing cash outflows from finance leases	36.6
Total cash outflows from operating and finance leases	$121.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Maturities of our operating and finance lease obligations as of June 30, 2019 are presented below. Amounts represent U.S. dollar equivalents based on June 30, 2019 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019 (remainder of year)	$65.1	$62.4
2020	109.3	106.4
2021	90.4	98.7
2022	75.4	96.4
2023	63.7	94.9
2024	52.7	54.0
Thereafter	184.0	432.6
Total payments	640.6	945.4
Less: present value discount	(99.1)	(313.1)
Present value of lease payments	$541.5	$632.3
Current portion	$106.5	$79.5
Noncurrent portion	$435.0	$552.8

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
June 30, 2019
(unaudited)

(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	in millions

Computed “expected” tax benefit (expense) (a)	$59.5	$(109.5)	$112.5	$15.4
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(87.3)	(91.8)	(166.4)	(143.3)
Non-deductible or non-taxable interest and other items	(107.1)	(5.6)	(129.9)	(19.4)
Change in valuation allowances	79.0	(112.3)	66.4	405.3
Non-deductible or non-taxable foreign currency exchange results	16.4	149.4	49.4	68.8
International rate differences (c)	3.3	2.2	15.5	9.0
Enacted tax law and rate changes	(0.4)	8.7	(9.8)	22.5
Mandatory Repatriation Tax	—	242.0	—	(968.5)
Other, net	9.8	9.7	7.7	(7.0)
Total income tax benefit (expense)	$(26.8)	$92.8	$(54.6)	$(617.2)
_______________

(a)	The statutory or “expected” tax rate is the U.K. rate of 19.0%.

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

At June 30, 2019, our unrecognized tax benefits of $873.1 million included $701.0 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2019. The amount of any such reductions could range up to $280.0 million, of which approximately $110.0 million would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Belgium, the Netherlands, Switzerland and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position, results of operations or cash flows. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. While we believe that the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On May 16, 2019, the Dutch government enacted legislation that limits certain tax consolidation provisions that apply to our Dutch tax group. The impact of these changes is not material on our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(12)    Equity

Share Repurchases. During the six months ended June 30, 2019, we repurchased (i) 346,300 shares of our class A ordinary shares at an average price per share of $25.10 and (ii) 19,975,282 shares of our class C ordinary shares at an average price per share of $24.72, for an aggregate purchase price of $502.5 million, including direct acquisition costs. At June 30, 2019, the remaining amount authorized for share repurchases was $66.4 million.

On August 7, 2019, we announced our intention to commence modified Dutch auction cash tender offers for an aggregate value of up to $625.0 million of our Class A ordinary shares and an aggregate value of up to $1,875.0 million of our Class C ordinary shares (for an aggregate total value of up to $2.5 billion). We currently expect to commence the tender offers on or about August 12, 2019. The tender offers are expected to be funded with existing cash and cash equivalents. We can make no assurances regarding the form, timing, price range or amount of such tender offers, or that we will successfully commence or complete such tender offers.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$38.0	$8.0	$67.9	$16.7
Non-performance based incentive awards (b)	29.0	24.3	51.0	46.3
Other (c)	12.6	13.4	22.5	20.5
Total Liberty Global	79.6	45.7	141.4	83.5
Other	7.4	(0.2)	12.9	4.7
Total	$87.0	$45.5	$154.3	$88.2
Included in:
Other operating expense	$1.0	$—	$1.9	$1.0
SG&A expense	86.0	45.5	152.4	87.2
Total	$87.0	$45.5	$154.3	$88.2
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs) and (ii) for the 2019 periods, (a) the 2019 Challenge Performance Awards and (b) the performance-based portion of the 2019 CEO Performance Award, each as defined and described below.

(b)	The 2019 amounts include share-based compensation expense related to the restricted share awards (RSAs) issued under the 2019 CEO Performance Award, as defined and described below.

(c)
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2019:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	22,448,756	$30.23	49,630,523	$28.89
Exercisable	10,720,613	$32.98	25,791,257	$30.76

Held by former Liberty Global employees:
Outstanding	1,168,243	$33.61	2,679,382	$31.59
Exercisable	1,035,793	$33.57	2,414,347	$31.44

The following table provides the aggregate number of restricted share units (RSUs), PSUs and RSAs that were outstanding as of June 30, 2019:

	Class A	Class B	Class C
Held by Liberty Global employees:
RSUs	2,012,497	48,786	4,020,912
PSUs	3,065,328	1,330,000	6,132,679
RSAs	—	670,000	—
Held by former Liberty Global employees:
RSUs	6,676	—	13,367
PSUs	77,650	—	155,479

2019 CEO Performance Award

In April 2019, the compensation committee of our board of directors approved the grant of RSAs and PSUs to our Chief Executive Officer (CEO) (the 2019 CEO Performance Award), comprising 670,000 RSAs and 1,330,000 PSUs, each with respect to Liberty Global Class B ordinary shares. Subject to certain terms, the RSAs will vest on December 31, 2019. Subject to forfeitures, the satisfaction of performance conditions and certain other terms, the PSUs will vest as follows: 670,000 Liberty Global Class B ordinary shares on May 15, 2020 and 660,000 Liberty Global Class B ordinary shares on May 15, 2021. Prior to vesting, our CEO may change the PSUs to a mix of Liberty Global Class A, B, or C ordinary shares of comparable value. The performance criteria for the 2019 CEO Performance Award PSUs is based on the achievement of our CEO’s performance conditions, as established by the compensation committee.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

2019 Challenge Performance Awards

In March 2019, the compensation committee of our board of directors approved a challenge performance award for executive officers and certain employees (the 2019 Challenge Performance Awards), which consists of a combination of PSARs and PSUs, in each case divided on a 1:2 ratio based on Liberty Global Class A ordinary shares and Liberty Global Class C ordinary shares. Each PSU represents the right to receive one Liberty Global Class A ordinary share or one Liberty Global Class C ordinary share, as applicable. The performance criteria for the 2019 Challenge Performance Awards is based on the participant’s performance and achievement of individual goals during a performance period of three years ending on December 31, 2021. Subject to forfeitures, the satisfaction of performance conditions and certain other terms, 100% of each participant’s 2019 Challenge Performance Awards will vest on March 7, 2022. The PSARs have a term of ten years and base prices equal to the respective market closing prices of the applicable class on the grant date.

(14) Restructuring Liability

A summary of changes in our restructuring liabilities during the six months ended June 30, 2019 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019, before effect of accounting change	$14.7	$8.5	$17.9	$41.1
Accounting change (a)	—	(2.4)	—	(2.4)
Restructuring liability as of January 1, 2019, as adjusted for accounting change	14.7	6.1	17.9	38.7
Restructuring charges (b)	52.1	1.0	2.4	55.5
Cash paid	(39.3)	(1.6)	(5.4)	(46.3)
Foreign currency translation adjustments and other	(0.1)	(0.8)	(0.1)	(1.0)
Restructuring liability as of June 30, 2019	$27.4	$4.7	$14.8	$46.9

Current portion	$25.9	$3.7	$6.3	$35.9
Noncurrent portion	1.5	1.0	8.5	11.0
Total	$27.4	$4.7	$14.8	$46.9

_______________

(a)
Amount represents restructuring liabilities related to operating leases that have been reclassified to lease liabilities in connection with our January 1, 2019 adoption of ASU 2016-02. For additional information, see note 2.

(b)
Our restructuring charges during the six months ended June 30, 2019 included employee severance and termination costs related to certain reorganization activities of $26.3 million in U.K./Ireland, $16.5 million in Central and Corporate and $9.0 million in Switzerland.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(15)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, RSUs, RSAs and PSUs) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of our net earnings (loss) from continuing operations attributable to Liberty Global shareholders are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	in millions, except share amounts

Earnings (loss) from continuing operations	$(339.6)	$669.0	$(646.5)	$(698.2)
Net earnings from continuing operations attributable to noncontrolling interests	(29.5)	(36.1)	(38.2)	(42.2)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(369.1)	$632.9	$(684.7)	$(740.4)

Weighted average ordinary shares outstanding:
Basic	735,442,543	788,815,021	738,748,452	798,215,803
Diluted	735,442,543	791,920,021	738,748,452	798,215,803

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and six months ended June 30, 2019 and six months ended June 30, 2018. Therefore, the potentially dilutive effect at June 30, 2019 and 2018 of the following items were not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, PSARs, RSUs and RSAs of 82.7 million and 59.5 million, respectively, and (ii) the aggregate number of PSUs of 10.8 million and 5.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2019. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2019 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$586.4	$1,058.3	$810.5	$314.2	$14.7	$14.2	$30.6	$2,828.9
Network and connectivity commitments	504.4	382.8	272.6	74.5	47.7	38.1	733.0	2,053.1
Purchase commitments	446.3	304.9	166.0	49.4	23.7	24.8	27.0	1,042.1
Other commitments	19.6	13.2	3.2	1.9	0.2	0.2	0.6	38.9
Total	$1,556.7	$1,759.2	$1,252.3	$440.0	$86.3	$77.3	$791.2	$5,963.0

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $847.0 million and $784.3 million during the six months ended June 30, 2019 and 2018, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) commitments associated with our mobile virtual network operator (MVNO) agreements, primarily in the U.K., and (iii) service commitments associated with our network extension projects, primarily in the U.K. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2019 and 2018, see note 6.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. In June 2019, Proximus filed an appeal of the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($22.7 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees (approximately €75 million ($85 million) for 2018) by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. In connection with our sale of the Vodafone Disposal Group, we will only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group. Any amount we may recover related to this matter will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposes a 17% reduction in monthly wholesale cable resale access prices for an interim period. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that will replace the interim prices. As applicable to Telenet, the proposed tariffs represent an estimated additional 25% reduction compared to the interim prices. Telenet plans to submit its arguments opposing the “reasonable access tariffs” during the consultation period. It is anticipated that the European Commission will thereafter provide its comments to the draft decision. The Belgium Regulatory Authorities have indicated their intention to adopt a final decision in the fourth quarter of 2019, with the application of new tariffs in early 2020.

The 2018 Decision aims to, and in its application, may strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks. Telenet has challenged the 2018 Decision in the Brussels Court of Appeal and also initiated an action in the European Court of Justice against the European Commission’s decision not to challenge the 2018 Decision. The proceedings before the European Court of Justice, however, have been withdrawn by Telenet in order to avoid undue delays in the Brussels Court of Appeal case. The timing and outcome of this action is uncertain.
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($60 million) as of June 30, 2019. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of a final decision is uncertain.

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
June 30, 2019
(unaudited)

interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2018, we expect the aggregate amount of this increase will be approximately £31 million ($39 million) in 2019. Beyond 2019, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government.

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

Adjusted OIBDA, which is a non-GAAP measure, is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted OIBDA” is defined as operating income before depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted OIBDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes is presented below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

As of June 30, 2019, our reportable segments are as follows:

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

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

U.K./Ireland	$1,644.0	$1,734.9	$3,305.3	$3,513.1
Belgium	713.2	753.9	1,425.1	1,513.5
Switzerland	315.0	332.2	631.0	677.1
Central and Eastern Europe	119.1	123.3	238.2	252.8
Central and Corporate	60.2	72.9	120.9	125.6
Intersegment eliminations	(1.1)	(1.6)	(2.1)	(3.0)
Total	$2,850.4	$3,015.6	$5,718.4	$6,079.1

VodafoneZiggo JV	$1,084.5	$1,133.3	$2,178.4	$2,329.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

	Adjusted OIBDA
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

U.K./Ireland	$703.2	$763.6	$1,411.5	$1,526.2
Belgium	349.4	383.7	688.4	741.3
Switzerland	169.7	189.0	332.8	375.5
Central and Eastern Europe	57.9	62.0	115.1	124.3
Central and Corporate	(89.5)	(87.9)	(175.2)	(195.0)
Intersegment eliminations (a)	—	(6.9)	1.4	(7.1)
Total	$1,190.7	$1,303.5	$2,374.0	$2,565.2

VodafoneZiggo JV	$487.6	$502.8	$981.4	$1,019.7

_______________

(a)	Amounts are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Adjusted OIBDA from continuing operations	$1,190.7	$1,303.5	$2,374.0	$2,565.2
Share-based compensation expense	(87.0)	(45.5)	(154.3)	(88.2)
Depreciation and amortization	(921.8)	(964.0)	(1,861.4)	(2,004.7)
Impairment, restructuring and other operating items, net	(33.2)	(29.9)	(104.1)	(90.6)
Operating income	148.7	264.1	254.2	381.7
Interest expense	(363.6)	(380.4)	(730.9)	(755.7)
Realized and unrealized gains on derivative instruments, net	152.9	675.5	70.1	464.2
Foreign currency transaction gains (losses), net	(27.0)	51.5	111.6	(50.2)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	(138.7)	61.5	(146.9)	4.3
Losses on debt modification and extinguishment, net	(48.3)	(20.1)	(48.8)	(22.7)
Share of results of affiliates, net	(69.3)	(82.3)	(140.2)	(118.8)
Other income, net	32.5	6.4	39.0	16.2
Earnings (loss) from continuing operations before income taxes	$(312.8)	$576.2	$(591.9)	$(81.0)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and finance lease arrangements, see notes 8 and 10.

	Six months ended June 30,
	2019	2018
	in millions

U.K./Ireland	$766.7	$1,040.1
Belgium	279.3	355.2
Switzerland	135.9	105.2
Central and Eastern Europe	41.4	67.9
Central and Corporate (a)	158.0	278.0
Total property and equipment additions	1,381.3	1,846.4
Assets acquired under capital-related vendor financing arrangements	(926.3)	(1,186.7)
Assets acquired under finance leases	(32.6)	(46.5)
Changes in current liabilities related to capital expenditures	210.5	181.6
Total capital expenditures, net	$632.9	$794.8

Capital expenditures, net:
Third-party payments	$691.2	$852.1
Proceeds received for transfers to related parties (b)	(58.3)	(57.3)
Total capital expenditures, net	$632.9	$794.8

Property and equipment additions - VodafoneZiggo JV	$426.5	$476.6
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$676.6	$717.6	$1,368.7	$1,464.8
Broadband internet	799.5	816.2	1,602.3	1,657.0
Fixed-line telephony	360.4	407.5	729.2	829.5
Total subscription revenue	1,836.5	1,941.3	3,700.2	3,951.3
Non-subscription revenue	44.5	66.7	98.5	148.0
Total residential cable revenue	1,881.0	2,008.0	3,798.7	4,099.3
Residential mobile revenue (c):
Subscription revenue (b)	231.4	249.5	459.4	493.4
Non-subscription revenue	173.3	175.2	330.0	354.7
Total residential mobile revenue	404.7	424.7	789.4	848.1
Total residential revenue	2,285.7	2,432.7	4,588.1	4,947.4
B2B revenue (d):
Subscription revenue	116.8	111.4	230.6	219.6
Non-subscription revenue	357.2	392.0	729.2	771.4
Total B2B revenue	474.0	503.4	959.8	991.0
Other revenue (e)	90.7	79.5	170.5	140.7
Total	$2,850.4	$3,015.6	$5,718.4	$6,079.1
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2019
(unaudited)

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and sales of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

U.K.	$1,517.7	$1,605.6	$3,051.2	$3,250.0
Belgium	713.2	753.9	1,425.1	1,513.5
Switzerland	315.0	332.2	631.0	677.1
Ireland	126.3	129.3	254.1	263.1
Poland	106.7	110.4	213.4	226.4
Slovakia	12.4	12.9	24.8	26.4
Other, including intersegment eliminations	59.1	71.3	118.8	122.6
Total	$2,850.4	$3,015.6	$5,718.4	$6,079.1

VodafoneZiggo JV	$1,084.5	$1,133.3	$2,178.4	$2,329.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2019 and 2018.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2019.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•
our ability to obtain regulatory approval and satisfy other conditions necessary to close acquisitions and dispositions (including the pending disposition of UPC Switzerland) and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

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

As further described in note 4 to our condensed consolidated financial statements, we (i) completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations) on July 31, 2019, (ii) completed the sale of the operations of UPC DTH on May 2, 2019 and (iii) completed the sale of our operations in Austria on July 31, 2018. Accordingly, our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all applicable periods. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At June 30, 2019, our continuing operations owned and operated networks that passed 25,414,100 homes and served 25,259,500 revenue generating units (RGUs), consisting of 8,440,100 video subscribers, 9,322,400 broadband internet subscribers and 7,497,000 fixed-line telephony subscribers. In addition, at June 30, 2019, our continuing operations served 6,075,200 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first six months of 2019, pursuant to the Network Extensions, our continuing operations connected approximately 296,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 232,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of these programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which is the De Vijver Media Acquisition on June 3, 2019. For further information regarding our pending and completed acquisitions and dispositions, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended June 30, 2019 was to the British pound sterling and euro as 53.3% and 31.9% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and six months ended June 30, 2019 and 2018. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three and six months ended June 30, 2019 and 2018 at the end of this section.

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

Revenue

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,644.0	$1,734.9	$(90.9)	(5.2)	$6.4	0.4
Belgium	713.2	753.9	(40.7)	(5.4)	(16.6)	(2.1)
Switzerland	315.0	332.2	(17.2)	(5.2)	(12.0)	(3.6)
Central and Eastern Europe	119.1	123.3	(4.2)	(3.4)	3.6	2.9
Central and Corporate (a)	60.2	72.9	(12.7)	(17.4)	(20.2)	(24.2)
Intersegment eliminations	(1.1)	(1.6)	0.5	N.M.	0.5	N.M.
Total	$2,850.4	$3,015.6	$(165.2)	(5.5)	$(38.3)	(1.3)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$3,305.3	$3,513.1	$(207.8)	(5.9)	$5.0	0.1
Belgium	1,425.1	1,513.5	(88.4)	(5.8)	(21.2)	(1.4)
Switzerland	631.0	677.1	(46.1)	(6.8)	(25.1)	(3.7)
Central and Eastern Europe	238.2	252.8	(14.6)	(5.8)	6.5	2.6
Central and Corporate (a)	120.9	125.6	(4.7)	(3.7)	(19.7)	(13.3)
Intersegment eliminations	(2.1)	(3.0)	0.9	N.M.	0.9	N.M.
Total	$5,718.4	$6,079.1	$(360.7)	(5.9)	$(53.6)	(0.9)
_______________

N.M. — Not Meaningful.

(a)	Amounts primarily include the revenue earned from transitional and other services provided to various third parties.

U.K./Ireland. The details of the decreases in U.K./Ireland’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$18.2	$—	$18.2	$41.6	$—	$41.6
ARPU (b)	(2.1)	—	(2.1)	(17.4)	—	(17.4)
Decrease in residential cable non-subscription revenue (c)	—	(3.7)	(3.7)	—	(7.5)	(7.5)
Total increase (decrease) in residential cable revenue	16.1	(3.7)	12.4	24.2	(7.5)	16.7
Increase (decrease) in residential mobile revenue (d)	0.3	(4.8)	(4.5)	2.9	(15.1)	(12.2)
Increase (decrease) in B2B revenue (e)	4.3	(6.3)	(2.0)	9.7	(9.4)	0.3
Increase in other revenue	—	0.5	0.5	—	0.2	0.2
Total organic increase (decrease)	20.7	(14.3)	6.4	36.8	(31.8)	5.0
Impact of FX	(76.1)	(21.2)	(97.3)	(167.8)	(45.0)	(212.8)
Total	$(55.4)	$(35.5)	$(90.9)	$(131.0)	$(76.8)	$(207.8)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) increases in the average number of broadband internet and fixed-line telephony RGUs and (ii) decreases in the average number of video RGUs.

(b)
The decreases in cable subscription revenue related to changes in ARPU are attributable to (i) net decreases due to (a) lower ARPU from fixed-line telephony services and (b) higher ARPU from broadband internet and video services and (ii) adverse changes in RGU mix.

(c)	The decreases in residential cable non-subscription revenue are primarily driven by lower revenue from late fees and installation revenue in the U.K.

(d)
The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers. The decreases in residential mobile non-subscription revenue are primarily attributable to our operations in the U.K., including the net effect of (i) decreases in revenue from mobile handset sales, which typically generate relatively low margins, and (ii) $5.6 million of revenue recognized during the second quarter of 2019 in connection with the sale of rights to future commission payments on customer handset insurance arrangements.

(e)
The increases in B2B subscription revenue are primarily due to increases in the average number of broadband internet SOHO subscribers in the U.K. The decreases in B2B non-subscription revenue are primarily attributable to our operations in the U.K., including the net effect of (i) lower revenue from data services, (ii) lower installation revenue and (iii) higher revenue related to business network services.

Belgium. The details of the decreases in Belgium’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(20.3)	$—	$(20.3)	$(37.8)	$—	$(37.8)
ARPU (b)	17.1	—	17.1	32.0	—	32.0
Increase (decrease) in residential cable non-subscription revenue (c)	—	0.6	0.6	—	(4.7)	(4.7)
Total increase (decrease) in residential cable revenue	(3.2)	0.6	(2.6)	(5.8)	(4.7)	(10.5)
Increase (decrease) in residential mobile revenue (d)	(9.6)	6.3	(3.3)	(15.0)	5.3	(9.7)
Increase (decrease) in B2B revenue (e)	7.2	(19.2)	(12.0)	14.6	(16.2)	(1.6)
Decrease in other revenue	—	1.3	1.3	—	0.6	0.6
Total organic decrease	(5.6)	(11.0)	(16.6)	(6.2)	(15.0)	(21.2)
Impact of acquisitions	—	18.8	18.8	—	34.4	34.4
Impact of FX	(33.0)	(9.9)	(42.9)	(76.9)	(24.7)	(101.6)
Total	$(38.6)	$(2.1)	$(40.7)	$(83.1)	$(5.3)	$(88.4)
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are attributable to (i) the net effect of (a) higher ARPU from broadband internet and video services, (b) lower ARPU from fixed-line telephony services and (ii) improvements in RGU mix.

(c)	The decrease in residential cable non-subscription revenue for the six-month comparison is primarily due to decreases in interconnect revenue and revenue from late fees.

(d)
The decreases in residential mobile subscription revenue are primarily due to lower ARPU. The increases in residential mobile non-subscription revenue are primarily due to increases in revenue from the sale of mobile handsets and other devices.

(e)
The increases in B2B subscription revenue are primarily attributable to the net effect of (i) an increase in the average number of SOHO subscribers and (ii) lower ARPU from mobile SOHO services. The decreases in B2B non-subscription revenue are primarily due to (a) lower revenue from wholesale services and (b) decreases in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the decreases in Switzerland’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(20.1)	$—	$(20.1)	$(40.1)	$—	$(40.1)
ARPU (b)	0.1	—	0.1	2.0	—	2.0
Decrease in residential cable non-subscription revenue (c)	—	(1.9)	(1.9)	—	(3.6)	(3.6)
Total decrease in residential cable revenue	(20.0)	(1.9)	(21.9)	(38.1)	(3.6)	(41.7)
Increase in residential mobile revenue (d)	3.8	5.7	9.5	7.5	6.4	13.9
Increase (decrease) in B2B revenue	0.5	(0.1)	0.4	1.1	1.5	2.6
Increase in other revenue	—	—	—	—	0.1	0.1
Total organic increase (decrease)	(15.7)	3.7	(12.0)	(29.5)	4.4	(25.1)
Impact of acquisitions	0.5	—	0.5	1.0	—	1.0
Impact of FX	(4.2)	(1.5)	(5.7)	(17.0)	(5.0)	(22.0)
Total	$(19.4)	$2.2	$(17.2)	$(45.5)	$(0.6)	$(46.1)
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increases in residential cable subscription revenue related to changes in ARPU are primarily attributable to the net effect of (i) net increases due to (a) higher ARPU from broadband internet and video services, including, for the six-month comparison, the positive impact of a $4.1 million revenue reversal recorded during the first quarter of 2018, and (b) lower ARPU from fixed-line telephony services and (ii) adverse changes in RGU mix.

(c)	The decreases in residential cable non-subscription revenue are largely attributable to decreases in revenue associated with our Swiss sports channels.

(d)
The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers. The increases in residential mobile non-subscription revenue are primarily attributable to increases in revenue from mobile handset sales.

Central and Eastern Europe. The details of the decreases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$3.4	$—	$3.4	$6.1	$—	$6.1
ARPU (b)	(1.0)	—	(1.0)	(3.1)	—	(3.1)
Decrease in residential cable non-subscription revenue	—	(0.7)	(0.7)	—	(0.9)	(0.9)
Total increase (decrease) in residential cable revenue	2.4	(0.7)	1.7	3.0	(0.9)	2.1
Increase in B2B revenue	1.1	0.8	1.9	2.4	2.0	4.4
Total organic increase	3.5	0.1	3.6	5.4	1.1	6.5
Impact of FX	(7.6)	(0.2)	(7.8)	(19.9)	(1.2)	(21.1)
Total	$(4.1)	$(0.1)	$(4.2)	$(14.5)	$(0.1)	$(14.6)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to increases in the average number of video and broadband internet RGUs in Poland.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU mainly relate to our operations in Poland, attributable to (i) net decreases due to (a) lower ARPU from video services and (b) higher ARPU from broadband internet services and (ii) adverse changes in RGU mix.

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

Adjusted OIBDA of our Consolidated Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes, see note 17 to our condensed consolidated financial statements.

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$703.2	$763.6	$(60.4)	(7.9)	$(18.9)	(2.5)
Belgium	349.4	383.7	(34.3)	(8.9)	(9.7)	(2.6)
Switzerland	169.7	189.0	(19.3)	(10.2)	(16.8)	(8.9)
Central and Eastern Europe	57.9	62.0	(4.1)	(6.6)	(0.3)	(0.5)
Central and Corporate	(89.5)	(87.9)	(1.6)	(1.8)	(13.3)	(13.7)
Intersegment eliminations	—	(6.9)	6.9	N.M.	6.9	N.M.
Total	$1,190.7	$1,303.5	$(112.8)	(8.7)	$(52.1)	(4.0)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,411.5	$1,526.2	$(114.7)	(7.5)	$(24.2)	(1.6)
Belgium	688.4	741.3	(52.9)	(7.1)	(0.8)	(0.1)
Switzerland	332.8	375.5	(42.7)	(11.4)	(30.8)	(8.2)
Central and Eastern Europe	115.1	124.3	(9.2)	(7.4)	0.9	0.7
Central and Corporate	(175.2)	(195.0)	19.8	10.2	(7.7)	(3.6)
Intersegment eliminations	1.4	(7.1)	8.5	N.M.	8.5	N.M.
Total	$2,374.0	$2,565.2	$(191.2)	(7.5)	$(54.1)	(2.1)
_______________

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

U.K./Ireland	42.8%	44.0%	42.7%	43.5%
Belgium	49.0%	50.9%	48.3%	49.0%
Switzerland	53.9%	56.9%	52.7%	55.5%
Central and Eastern Europe	48.6%	50.3%	48.3%	49.2%

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
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$676.6	$717.6	$(41.0)	(5.7)	$(5.7)	(0.8)
Broadband internet	799.5	816.2	(16.7)	(2.0)	27.5	3.4
Fixed-line telephony	360.4	407.5	(47.1)	(11.6)	(26.5)	(6.5)
Total subscription revenue	1,836.5	1,941.3	(104.8)	(5.4)	(4.7)	(0.2)
Non-subscription revenue	44.5	66.7	(22.2)	(33.3)	(20.1)	(30.1)
Total residential cable revenue	1,881.0	2,008.0	(127.0)	(6.3)	(24.8)	(1.2)
Residential mobile revenue (c):
Subscription revenue (b)	231.4	249.5	(18.1)	(7.3)	(5.5)	(2.2)
Non-subscription revenue	173.3	175.2	(1.9)	(1.1)	7.4	4.2
Total residential mobile revenue	404.7	424.7	(20.0)	(4.7)	1.9	0.4
Total residential revenue	2,285.7	2,432.7	(147.0)	(6.0)	(22.9)	(0.9)
B2B revenue (d):
Subscription revenue	116.8	111.4	5.4	4.8	13.1	11.8
Non-subscription revenue	357.2	392.0	(34.8)	(8.9)	(25.2)	(6.3)
Total B2B revenue	474.0	503.4	(29.4)	(5.8)	(12.1)	(2.4)
Other revenue (e)	90.7	79.5	11.2	14.1	(3.3)	(3.3)
Total	$2,850.4	$3,015.6	$(165.2)	(5.5)	$(38.3)	(1.3)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$1,368.7	$1,464.8	$(96.1)	(6.6)	$(10.1)	(0.7)
Broadband internet	1,602.3	1,657.0	(54.7)	(3.3)	47.1	2.8
Fixed-line telephony	729.2	829.5	(100.3)	(12.1)	(53.7)	(6.5)
Total subscription revenue	3,700.2	3,951.3	(251.1)	(6.4)	(16.7)	(0.4)
Non-subscription revenue	98.5	148.0	(49.5)	(33.4)	(44.2)	(29.9)
Total residential cable revenue	3,798.7	4,099.3	(300.6)	(7.3)	(60.9)	(1.5)
Residential mobile revenue (c):
Subscription revenue (b)	459.4	493.4	(34.0)	(6.9)	(4.6)	(0.9)
Non-subscription revenue	330.0	354.7	(24.7)	(7.0)	(3.2)	(0.9)
Total residential mobile revenue	789.4	848.1	(58.7)	(6.9)	(7.8)	(0.9)
Total residential revenue	4,588.1	4,947.4	(359.3)	(7.3)	(68.7)	(1.4)
B2B revenue (d):
Subscription revenue	230.6	219.6	11.0	5.0	27.8	12.7
Non-subscription revenue	729.2	771.4	(42.2)	(5.5)	(22.5)	(2.8)
Total B2B revenue	959.8	991.0	(31.2)	(3.1)	5.3	0.5
Other revenue (e)	170.5	140.7	29.8	21.2	9.8	5.7
Total	$5,718.4	$6,079.1	$(360.7)	(5.9)	$(53.6)	(0.9)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $64.4 million and $64.4 million during the three months ended June 30, 2019 and 2018, respectively, and $125.4 million and $127.1 million during the six months ended June 30, 2019 and 2018, respectively.

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

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and sales of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Total revenue. Our consolidated revenue decreased $165.2 million or 5.5% and $360.7 million or 5.9% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include increases of $19.3 million and $35.4 million, respectively, attributable to the impact of acquisitions. On an organic basis, our consolidated revenue decreased $38.3 million or 1.3% and $53.6 million or 0.9% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018.

Residential revenue. The details of the decreases in our consolidated residential revenue for the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018, are as follows:

	Three-month period	Six-month period
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$(8.7)	$(11.8)
ARPU	4.0	(4.9)
Decrease in residential cable non-subscription revenue	(20.1)	(44.2)
Total decrease in residential cable revenue	(24.8)	(60.9)
Decrease in residential mobile subscription revenue	(5.5)	(4.6)
Increase (decrease) in residential mobile non-subscription revenue	7.4	(3.2)
Total organic decrease in residential revenue	(22.9)	(68.7)
Net impact of acquisitions and disposals	0.5	1.0
Impact of FX	(124.6)	(291.6)
Total decrease in residential revenue	$(147.0)	$(359.3)

On an organic basis, our consolidated residential cable subscription revenue decreased $4.7 million or 0.2% and $16.7 million or 0.4% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are attributable to the net effect of (i) decreases from fixed-line telephony services of $26.5 million or 6.5% and $53.7 million or 6.5%, respectively, primarily attributable to lower ARPU, (ii) increases from broadband internet services of $27.5 million or 3.4% and $47.1 million or 2.8%, respectively, attributable to higher ARPU and increases in the average number of RGUs, and (iii) decreases from video services of $5.7 million or 0.8% and $10.1 million or 0.7%, respectively, attributable to the net effect of decreases in the average number of RGUs and higher ARPU.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $20.1 million or 30.1% and $44.2 million or 29.9% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily attributable to decreases in U.K./Ireland, Belgium and Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue decreased $5.5 million or 2.2% and $4.6 million or 0.9% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily due to decreases in Belgium that were only partially offset by increases in Switzerland and U.K./Ireland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased (decreased) $7.4 million or 4.2% and ($3.2 million) or (0.9%) during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These changes are attributable to the net effect of (i) decreases in revenue from sales of mobile handsets and other devices in U.K./Ireland and (ii) increases in revenue from sales of mobile handsets in Switzerland and Belgium. Mobile handset sales typically generate relatively low margins.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $13.1 million or 11.8% and $27.8 million or 12.7% during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018. These increases are primarily due to increases in SOHO revenue in Belgium and U.K./Ireland.

On an organic basis, our consolidated B2B non-subscription revenue decreased $25.2 million or 6.3% and $22.5 million or 2.8% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily due to decreases in Belgium and U.K./Ireland.

Other revenue. On an organic basis, our consolidated other revenue increased (decreased) ($3.3 million) or (3.3%) and $9.8 million or 5.7% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These changes are primarily due to revenue that was earned from the sale of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018 and typically generate low margins.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$504.1	$513.5	$(9.4)	(1.8)	$20.5	4.0
Belgium	166.4	168.1	(1.7)	(1.0)	(4.3)	(2.4)
Switzerland	63.5	61.9	1.6	2.6	2.9	4.7
Central and Eastern Europe	30.0	28.1	1.9	6.8	3.8	13.5
Central and Corporate	22.9	32.6	(9.7)	(29.8)	(10.3)	(30.2)
Intersegment eliminations	(0.6)	(0.7)	0.1	N.M.	0.1	N.M.
Total	$786.3	$803.5	$(17.2)	(2.1)	$12.7	1.6

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,024.4	$1,066.7	$(42.3)	(4.0)	$24.1	2.3
Belgium	333.4	348.7	(15.3)	(4.4)	(9.8)	(2.7)
Switzerland	128.1	132.1	(4.0)	(3.0)	0.9	0.7
Central and Eastern Europe	60.2	58.1	2.1	3.6	7.6	13.1
Central and Corporate	41.2	45.3	(4.1)	(9.1)	(4.8)	(10.0)
Intersegment eliminations	(0.6)	(0.3)	(0.3)	N.M.	(0.3)	N.M.
Total	$1,586.7	$1,650.6	$(63.9)	(3.9)	$17.7	1.1
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services decreased $17.2 million or 2.1% and $63.9 million or 3.9% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include increases of $12.2 million and $17.8 million, respectively, attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $12.7 million or 1.6% and $17.7 million or 1.1% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These increases include the following factors:

•
Increases in programming and copyright costs of $17.5 million or 4.3% and $35.0 million or 4.1%, respectively, primarily due to increases in U.K./Ireland and Poland that were only partially offset by decreases in Switzerland. The increases in programming and copyright costs were driven by higher costs for certain premium and/or basic content, as the impact of higher rates, primarily in U.K./Ireland, Belgium and Poland, was only partially offset by lower average numbers of video RGUs, primarily in Belgium and Switzerland;

•
An increase (decrease) in mobile handset and other device costs of $5.3 million or 6.1% and ($11.7 million) or (6.1%), respectively, primarily due to the net effect of (i) higher sales volumes for the three-month comparison and lower sales volumes for the six-month comparison resulting from the net impact of decreases in U.K./Ireland and increases in Belgium and Switzerland and (ii) a higher average cost per handset sold in U.K./Ireland; and

•
Increases in interconnect and access costs of $2.5 million or 1.1% and $1.1 million or 0.2%, respectively, primarily due to the net effect of (i) higher costs during the 2019 periods due to the impact of a $5.3 million credit recorded during the second quarter of 2018 in connection with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, (ii) lower MVNO costs, primarily in Switzerland and U.K./Ireland, and (iii) a decrease for the three-month comparison and an increase for the six-month comparison in interconnect and roaming costs, primarily resulting from the net impact of decreases in Belgium and increases in U.K./Ireland.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$220.4	$227.9	$(7.5)	(3.3)	$5.6	2.5
Belgium	98.3	98.2	0.1	0.1	1.9	1.9
Switzerland	38.8	37.4	1.4	3.7	2.2	5.9
Central and Eastern Europe	14.9	16.0	(1.1)	(6.9)	0.2	1.3
Central and Corporate	49.1	44.5	4.6	10.3	6.5	14.6
Intersegment eliminations	(4.7)	1.3	(6.0)	N.M.	(6.0)	N.M.
Total other operating expenses excluding share-based compensation expense	416.8	425.3	(8.5)	(2.0)	$10.4	2.4
Share-based compensation expense	1.0	—	1.0	N.M.
Total	$417.8	$425.3	$(7.5)	(1.8)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$444.1	$459.9	$(15.8)	(3.4)	$12.7	2.8
Belgium	198.8	211.5	(12.7)	(6.0)	(7.9)	(3.6)
Switzerland	79.4	81.2	(1.8)	(2.2)	(0.4)	(0.5)
Central and Eastern Europe	29.8	34.4	(4.6)	(13.4)	(1.9)	(5.5)
Central and Corporate	90.9	95.9	(5.0)	(5.2)	0.1	0.1
Intersegment eliminations	(7.7)	3.4	(11.1)	N.M.	(11.1)	N.M.
Total other operating expenses excluding share-based compensation expense	835.3	886.3	(51.0)	(5.8)	$(8.5)	(0.9)
Share-based compensation expense	1.9	1.0	0.9	90.0
Total	$837.2	$887.3	$(50.1)	(5.6)
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $8.5 million or 2.0% and $51.0 million or 5.8% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include increases of $4.4 million and $9.8 million, respectively, attributable to the impact of acquisitions. On an organic basis, our other operating expenses increased (decreased) $10.4 million or 2.4% and ($8.5 million) or (0.9%) during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These changes include the following factors:

•
Increases in network infrastructure charges in U.K./Ireland of $11.7 million and $18.2 million, respectively, following an increase in the rateable value of certain of Virgin Media’s assets. For additional information, see “Other Regulatory Issues” in note 16 to our condensed consolidated financial statements;

•
Decreases in personnel costs of $4.0 million or 3.0% and $15.0 million or 5.4%, respectively, primarily due to the net effect of (i) lower staffing levels, primarily in U.K./Ireland and Belgium, (ii) higher costs in U.K./Ireland and Belgium resulting from lower proportions of capitalized labor costs, (iii) decreases in temporary personnel costs, primarily due to decreases in U.K./Ireland, and (iv) a higher average cost per employee, primarily due to increases in U.K./Ireland and Belgium that were only partially offset by decreases in Central and Corporate; and

•
Decreases in customer service costs of $8.1 million or 11.4% and $11.1 million or 7.8%, respectively, primarily due to (i) lower call center costs, primarily in Belgium, U.K./Ireland and Switzerland, and (ii) decreases in customer premises equipment refurbishment, inventory management and other supply chain costs, as decreases in Central and Corporate and Switzerland were only partially offset by increases in U.K./Ireland.

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

	Three months ended June 30,		Increase (decrease)		Organic decrease
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$216.3	$229.9	$(13.6)	(5.9)	$(0.8)	(0.3)
Belgium	99.1	103.9	(4.8)	(4.6)	(4.5)	(4.1)
Switzerland	43.0	43.9	(0.9)	(2.1)	(0.3)	(0.7)
Central and Eastern Europe	16.3	17.2	(0.9)	(5.2)	(0.1)	(0.6)
Central and Corporate	77.7	83.7	(6.0)	(7.2)	(3.1)	(3.7)
Intersegment eliminations	4.2	4.7	(0.5)	N.M.	(0.5)	N.M.
Total SG&A expenses excluding share-based compensation expense	456.6	483.3	(26.7)	(5.5)	$(9.3)	(1.9)
Share-based compensation expense	86.0	45.5	40.5	89.0
Total	$542.6	$528.8	$13.8	2.6

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$425.3	$460.3	$(35.0)	(7.6)	$(7.6)	(1.7)
Belgium	204.5	212.0	(7.5)	(3.5)	(2.7)	(1.2)
Switzerland	90.7	88.3	2.4	2.7	5.2	5.9
Central and Eastern Europe	33.1	36.0	(2.9)	(8.1)	(0.1)	(0.3)
Central and Corporate	164.0	179.4	(15.4)	(8.6)	(7.3)	(4.1)
Intersegment eliminations	4.8	1.0	3.8	N.M.	3.8	N.M.
Total SG&A expenses excluding share-based compensation expense	922.4	977.0	(54.6)	(5.6)	$(8.7)	(0.9)
Share-based compensation expense	152.4	87.2	65.2	74.8
Total	$1,074.8	$1,064.2	$10.6	1.0
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended June 30,		Decrease		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

General and administrative (a)	$373.7	$385.0	$(11.3)	(2.9)	$2.0	0.5
External sales and marketing	82.9	98.3	(15.4)	(15.7)	(11.3)	(11.2)
Total	$456.6	$483.3	$(26.7)	(5.5)	$(9.3)	(1.9)

	Six months ended June 30,		Decrease		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

General and administrative (a)	$751.3	$775.6	$(24.3)	(3.1)	$12.4	1.6
External sales and marketing	171.1	201.4	(30.3)	(15.0)	(21.1)	(10.2)
Total	$922.4	$977.0	$(54.6)	(5.6)	$(8.7)	(0.9)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $26.7 million or 5.5% and $54.6 million or 5.6% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include increases of $6.1 million and $10.4 million, respectively, attributable to the impact of acquisitions. On an organic basis, our SG&A expenses decreased $9.3 million or 1.9% and $8.7 million or 0.9% during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include the following factors:

•
Increases in personnel costs of $19.2 million or 9.5% and $24.4 million or 5.8%, respectively, primarily due to the net effect of (i) a higher average cost per employee, primarily due to increases in U.K./Ireland, Central and Corporate and Belgium that were only partially offset by decreases in Switzerland, and (ii) lower staffing levels, as decreases in U.K./Ireland and Central and Corporate were only partially offset by increases in Switzerland. A portion of the higher average cost per employee is attributable to (a) higher severance costs in U.K./Ireland of $6.6 million and $6.7 million, respectively, associated with revisions to our operating model and decreases in senior management personnel and (b) increases in Central and Corporate related to a $5.0 million cash bonus associated with the renewal of an existing executive employment contract on similar terms;

•
Decreases in external sales and marketing costs of $11.3 million or 11.2% and $21.1 million or 10.2%, respectively, primarily due to lower costs associated with advertising campaigns in U.K./Ireland; and

•
Decreases in business service and certain other costs of $9.2 million or 20.7% and $7.0 million or 7.5%, respectively, primarily due to lower costs of $6.8 million during each of the 2019 periods due to the impact of a reassessment of an accrual in U.K./Ireland in the second quarter of 2018.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$38.0	$8.0	$67.9	$16.7
Non-performance based incentive awards (b)	29.0	24.3	51.0	46.3
Other (c)	12.6	13.4	22.5	20.5
Total Liberty Global	79.6	45.7	141.4	83.5
Other	7.4	(0.2)	12.9	4.7
Total	$87.0	$45.5	$154.3	$88.2
Included in:
Other operating expense	$1.0	$—	$1.9	$1.0
SG&A expense	86.0	45.5	152.4	87.2
Total	$87.0	$45.5	$154.3	$88.2
_______________

(a)
Includes share-based compensation expense related to (i) PSUs and (ii) for the 2019 periods, (a) the 2019 Challenge Performance Awards and (b) the performance-based portion of the 2019 CEO Performance Award.

(b)	The 2019 amounts include share-based compensation expense related to the RSAs issued under the 2019 CEO Performance Award.

(c)
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

Depreciation and amortization expense

Our depreciation and amortization expense was $921.8 million and $1,861.4 million for the three and six months ended June 30, 2019, respectively, and $964.0 million and $2,004.7 million for the three and six months ended June 30, 2018, respectively. Excluding the effects of FX, depreciation and amortization expense increased (decreased) $10.4 million or 1.1% and ($22.1 million) or (1.1%) during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These changes are primarily due to (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate and Belgium, and (iii) for the six-month period, a decrease due to accelerated depreciation in Belgium during the 2018 period.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $33.2 million and $104.1 million during the three and six months ended June 30, 2019, respectively, and $29.9 million and $90.6 million during the three and six months ended June 30, 2018, respectively.

The amounts for the 2019 periods include (i) restructuring charges of $18.0 million and $55.5 million, respectively, including $17.2 million and $52.1 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, Central and Corporate and Switzerland, (ii) for the six-month period, impairment charges of $22.6 million related to the write-off of certain network assets in U.K./Ireland during the three months ended March 31, 2019, and (iii) aggregate direct acquisition and disposition costs of $7.7 million and $18.1 million, respectively, primarily related to the sales of the Vodafone Disposal Group and UPC DTH and the pending sale of UPC Switzerland.

The amounts for the 2018 periods include restructuring charges of $14.5 million and $67.5 million, respectively, including (i) $39.2 million during the six-month period related to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network and (ii) $10.0 million and $21.5 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate.

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

Interest expense

We recognized interest expense of $363.6 million and $730.9 million during the three and six months ended June 30, 2019, respectively, and $380.4 million and $755.7 million during the three and six months ended June 30, 2018, respectively. Excluding the effects of FX, interest expense increased $2.4 million or 0.6% and $20.0 million or 2.6% during the three and six months ended June 30, 2019, as compared to the corresponding periods in 2018. These increases are attributable to higher weighted average interest rates, partially offset by lower average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions
Cross-currency and interest rate derivative contracts (a)	$69.1	$870.1	$(18.2)	$508.2
Equity-related derivative instruments:
ITV Collar	86.0	(183.6)	99.8	(60.0)
Lionsgate Forward	8.8	3.4	9.6	12.4
Sumitomo Collar	—	(23.2)	—	(11.8)
Other	0.2	1.0	0.4	2.2
Total equity-related derivative instruments (b)	95.0	(202.4)	109.8	(57.2)
Foreign currency forward and option contracts	(11.6)	8.3	(22.2)	13.9
Other	0.4	(0.5)	0.7	(0.7)
Total	$152.9	$675.5	$70.1	$464.2
_______________

(a)
The results for the 2019 periods are primarily attributable to the net effect of (i) for the six-month period, a net loss associated with changes in certain market interest rates and (ii) net gains associated with changes in the relative value of certain currencies. In addition, the results for the 2019 periods include net losses of $12.6 million and $70.7 million, respectively, resulting from changes in our credit risk valuation adjustments. The gains during the 2018 periods are primarily attributable to (a) net gains associated with changes in the relative value of certain currencies and (b) net losses associated with changes in certain market interest rates. In addition, the gains during the 2018 periods includes net losses of $65.6 million and $27.9 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$4.5	$450.5	$173.8	$158.8
U.S. dollar-denominated debt issued by euro functional currency entities	59.1	(228.9)	(36.8)	(133.9)
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	(126.2)	(271.4)	(15.6)	(99.3)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(12.8)	13.4	(8.1)	(5.4)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	32.1	87.9	5.6	35.3
Euro-denominated debt issued by British pound sterling functional currency entities	18.3	5.1	(2.4)	(2.5)
Other	(2.0)	(5.1)	(4.9)	(3.2)
Total	$(27.0)	$51.5	$111.6	$(50.2)
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions
Investments:
ITV	$(111.8)	$109.7	$(87.8)	$22.9
Casa	(5.5)	(51.0)	(18.4)	1.2
Lionsgate	(17.2)	(4.1)	(17.8)	(43.2)
ITI Neovision	5.3	3.1	0.5	6.7
Other, net	0.9	(3.5)	(0.7)	(12.4)
Total investments	(128.3)	54.2	(124.2)	(24.8)
Debt	(10.4)	7.3	(22.7)	29.1
Total	$(138.7)	$61.5	$(146.9)	$4.3

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $48.3 million and $20.1 million during the three months ended June 30, 2019 and 2018, respectively, and $48.8 million and $22.7 million during the six months ended June 30, 2019 and 2018, respectively.

The loss during the six months ended June 30, 2019 is primarily attributable to (i) the payment of $43.7 million of redemption premiums and (ii) the write-off of $4.3 million of net unamortized deferred financing costs and discounts, all of which occurred during the second quarter.

The loss during the six months ended June 30, 2018 is primarily attributable to the net effect of (i) the payment of $19.3 million of redemption premiums (including $17.3 million during the second quarter), (ii) the write-off of $12.2 million of net unamortized deferred financing costs and discounts (including $11.6 million during the second quarter) and (iii) a gain associated with the settlement of the final tranche of the Sumitomo Collar.

For additional information concerning our losses on debt modification and extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	in millions

VodafoneZiggo JV (a)	$(40.0)	$(63.2)	$(102.3)	$(90.0)
Other	(29.3)	(19.1)	(37.9)	(28.8)
Total	$(69.3)	$(82.3)	$(140.2)	$(118.8)
_______________

(a)
Amounts include the net effect of (i) interest income of $12.6 million, $15.0 million, $25.2 million and $30.2 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	in millions

Revenue	$1,084.5	$1,133.3	$2,178.4	$2,329.9
Adjusted OIBDA	$487.6	$502.8	$981.4	$1,019.7
Operating income	$36.8	$12.9	$88.6	$51.6
Non-operating expense (1)	$(171.3)	$(196.1)	$(411.9)	$(338.5)
Net loss	$(104.0)	$(137.1)	$(254.3)	$(213.3)
_______________

(1)	Includes interest expense of $164.4 million, $168.6 million, $328.9 million and $338.2 million, respectively.

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

Other income, net

We recognized other income, net, of $32.5 million and $6.4 million for the three months ended June 30, 2019 and 2018, respectively, and $39.0 million and $16.2 million for the six months ended June 30, 2019 and 2018, respectively. The amounts during the 2019 periods include a $25.7 million gain associated with the De Vijver Media Acquisition, representing the difference between the fair value and carrying amount of our then-existing 50% ownership interest in De Vijver Media. Other income, net, for the three and six months ended June 30, 2019 and 2018 also includes (i) interest and dividend income of $4.0 million and $2.1 million during the three-month periods, respectively, and $7.0 million and $6.6 million during the six-month periods, respectively, and (ii) credits related to the non-service components of our net periodic pension costs of $3.2 million and $5.3 million during the three-month periods, respectively, and $6.5 million and $10.9 million during the six-month periods, respectively.

Income tax expense

We recognized income tax benefit (expense) of ($26.8 million) and $92.8 million during the three months ended June 30, 2019 and 2018, respectively.

The income tax expense during the three months ended June 30, 2019 differs from the expected income tax benefit of $59.5 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of certain permanent differences between the financial and tax accounting treatment of (i) interest and other items and (ii) items associated with investments in subsidiaries. The net negative impact of these items was partially offset by the net positive impact of a decrease in valuation allowances.

The income tax benefit during the three months ended June 30, 2018 differs from the expected income tax expense of $109.5 million (based on the U.K. blended income tax rate of 19.0%) primarily due to the net positive impact of (i) a reduction in our estimated Mandatory Repatriation Tax and (ii) non-deductible or non-taxable foreign currency exchange results. The net positive impact of these items was partially offset by the net negative impact of (i) an increase in valuation allowances and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries.

We recognized income tax expense of $54.6 million and $617.2 million during the six months ended June 30, 2019 and 2018, respectively.

The income tax expense during the six months ended June 30, 2019 differs from the expected income tax benefit of $112.5 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of certain permanent differences between the financial and tax accounting treatment of (i) items associated with investments in subsidiaries and (ii) interest and other items. The net negative impact of these items was partially offset by the net positive impact of (i) a decrease in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

The income tax expense during the six months ended June 30, 2018 differs from the expected income tax benefit of $15.4 million (based on the U.K. blended income tax rate of 19.0%) primarily due to the net negative impact of (i) our estimated Mandatory Repatriation Tax and (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries. The net negative impact of these items was partially offset by the net positive impact of (i) a decrease in valuation allowances and (ii) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended June 30, 2019 and 2018, we reported earnings (losses) from continuing operations of ($339.6 million) and $669.0 million, respectively, consisting of (i) operating income of $148.7 million and $264.1 million, respectively, (ii) net non-operating income (expense) of ($461.5 million) and $312.1 million, respectively, and (iii) income tax benefit (expense) of ($26.8 million) and $92.8 million, respectively.

During the six months ended June 30, 2019 and 2018, we reported losses from continuing operations of $646.5 million and $698.2 million, respectively, consisting of (i) operating income of $254.2 million and $381.7 million, respectively, (ii) net non-operating expense of $846.1 million and $462.7 million, respectively, and (iii) income tax expense of $54.6 million and $617.2 million, respectively.

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

Due largely to the fact that we seek to maintain our debt at levels that provide for attractive equity returns, as discussed below under Material Changes in Financial Condition — Capitalization, we expect we will continue to report significant levels of interest expense for the foreseeable future. For information concerning our expectations with respect to trends that may affect certain aspects of our operating results in future periods, see the discussion under Overview above. For information concerning the reasons for changes in specific line items in our condensed consolidated statements of operations, see Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results above.

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $315.5 million and $281.5 million during the three months ended June 30, 2019 and 2018, respectively, and $638.1 million and $470.1 million during the six months ended June 30, 2019 and 2018, respectively, related to the operations of the Vodafone Disposal Group, UPC DTH and, for the 2018 periods, UPC Austria. In addition, we recognized a gain on the sale of UPC DTH of $106.6 million during the second quarter of 2019. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $8.4 million and $7.6 million during the three and six months ended June 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily attributable to declines in the results of operations of Telenet and the impact of the sale of UPC Austria.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$6.4
Unrestricted subsidiaries (b)	1,012.1
Total Liberty Global and unrestricted subsidiaries	1,018.5
Borrowing groups (c):
Telenet	158.4
UPC Holding	50.4
Virgin Media (d)	41.7
Total borrowing groups	250.5
Total cash and cash equivalents	$1,269.0
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $6.4 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $1,012.1 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at June 30, 2019. Our remaining cash and cash equivalents of $250.5 million at June 30, 2019 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2019, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iii) principal and interest payments received with respect to the VodafoneZiggo JV Receivable and (iv) cash received with respect to transitional and other services provided to various third parties.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the dispositions of the Vodafone Disposal Group, UPC DTH and UPC Austria and the pending disposition of UPC Switzerland, see note 4 to our condensed consolidated financial statements.

At June 30, 2019, our consolidated cash and cash equivalents balance included $1,232.6 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on our secured borrowing arrangement with respect to our ITV shares (the ITV Collar Loan) and (iii) principal payments on the ITV Collar Loan and our secured borrowing arrangement with respect to 2.5 million of our Lionsgate shares (the Lionsgate Loan) to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $13.8 billion at June 30, 2019 with varying maturity dates). For information regarding our commitments and contingencies, see note 16 to our condensed consolidated financial statements.

During the six months ended June 30, 2019, the aggregate amount of our share repurchases was $502.5 million, including direct acquisition costs. At June 30, 2019, the remaining amount authorized for share repurchases was $66.4 million. On August 7, 2019, we announced our intention to commence modified Dutch auction cash tender offers. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2019, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our borrowing groups’ commitments and contingencies, see note 16 to our condensed consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our June 30, 2019 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2019 was 5.4x. In addition, the ratio of our June 30, 2019 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended June 30, 2019 was 5.2x. Consistent with how we calculate our leverage ratios under our debt agreements, these ratios are presented on a basis that includes the debt and Adjusted OIBDA of both our continuing and discontinued operations. Subsequent to June 30, 2019, we repaid certain of our outstanding indebtedness. For additional information, see note 9 to our condensed consolidated financial statements.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At June 30, 2019, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2019, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $30.0 billion, including $3.7 billion that is classified as current on our condensed consolidated balance sheet and $21.8 billion that is not due until 2025 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2019. For additional information concerning our debt and finance lease maturities, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

Notwithstanding our negative working capital position at June 30, 2019, we believe we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For additional information concerning our debt and finance lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Six months ended
	June 30,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$1,628.5	$2,128.1	$(499.6)
Net cash used by investing activities	(682.7)	(893.3)	210.6
Net cash used by financing activities	(1,595.4)	(3,029.8)	1,434.4
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5.0)	(9.3)	4.3
Net decrease in cash and cash equivalents and restricted cash	$(654.6)	$(1,804.3)	$1,149.7

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to a decrease in cash provided due to (i) lower cash dividends received, (ii) higher payments for taxes, (iii) higher payments of interest, (iii) lower cash receipts related to derivative instruments and (iv) a decrease in the reported net cash provided by operating activities due to FX.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used of $161.9 million due to lower capital expenditures, (ii) a decrease in cash used of $145.8 million as a result of the net cash proceeds received from the sale of UPC DTH and (iii) an increase in cash used of $132.4 million associated with higher cash paid related to investments in and loans to affiliates and others. Capital expenditures decreased from $794.8 million during the first six months of 2018 to $632.9 million during the first six months of 2019 due to decreases (a) in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (b) resulting from FX.

The capital expenditures we report in our condensed consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our condensed consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or finance lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 17 to our condensed consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2019	2018
	in millions

Property and equipment additions	$1,381.3	$1,846.4
Assets acquired under capital-related vendor financing arrangements	(926.3)	(1,186.7)
Assets acquired under finance leases	(32.6)	(46.5)
Changes in current liabilities related to capital expenditures	210.5	181.6
Capital expenditures, net	$632.9	$794.8

Capital expenditures, net:
Third-party payments	$691.2	$852.1
Proceeds received for transfers to related parties (a)	(58.3)	(57.3)
Total capital expenditures, net	$632.9	$794.8
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The decrease in our property and equipment additions during the six months ended June 30, 2019 is due to (i) a decrease in local currency expenditures of our subsidiaries, due to decreases in (a) expenditures to support new customer products and operational efficiency initiatives, (b) expenditures for the purchase and installation of customer premises equipment, (c) expenditures for new build and upgrade projects and (d) baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (ii) a decrease due to FX.

Financing Activities. The decrease in net cash used by our financing activities is primarily attributable to a decrease in cash used of (i) $773.7 million due to lower repurchases of Liberty Global ordinary shares and (ii) $644.2 million related to higher net borrowings of debt.

Adjusted Free Cash Flow

We define adjusted free cash flow as net cash provided by the operating activities of our continuing operations, plus (i) cash payments for third-party costs directly associated with successful and unsuccessful acquisitions and dispositions and (ii) expenses financed by an intermediary, less (a) capital expenditures, as reported in our condensed consolidated statements of cash flows, (b) principal payments on amounts financed by vendors and intermediaries and (c) principal payments on finance leases (exclusive of the portions of the network lease in Belgium that we assumed in connection with an acquisition), with each item excluding any cash provided or used by our discontinued operations. We believe our presentation of adjusted free cash flow provides useful information to our investors because this measure can be used to gauge our ability to service debt and fund new investment opportunities. Adjusted free cash flow, which is a non-GAAP measure, should not be understood to represent our ability to fund discretionary amounts, as we have various mandatory and contractual obligations, including debt repayments, that are not deducted to arrive at this amount. Investors should view adjusted free cash flow as a supplement to, and not a substitute for, GAAP measures of liquidity included in our condensed consolidated statements of cash flows.

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2019	2018
	in millions

Net cash provided by operating activities of our continuing operations (a)	$1,628.5	$2,128.1
Cash payments for direct acquisition and disposition costs	18.0	4.8
Expenses financed by an intermediary (b)	1,086.1	916.4
Capital expenditures, net	(632.9)	(794.8)
Principal payments on amounts financed by vendors and intermediaries	(2,140.4)	(3,349.0)
Principal payments on certain finance leases	(31.8)	(37.6)
Adjusted free cash flow	$(72.5)	$(1,132.1)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2019:

	Payments due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$2,216.4	$1,608.7	$2,331.7	$683.4	$229.3	$745.5	$21,587.0	$29,402.0
Finance leases (excluding interest)	43.7	74.5	70.1	71.5	74.0	36.3	262.2	632.3
Operating leases	65.1	109.3	90.4	75.4	63.7	52.7	184.0	640.6
Programming commitments	586.4	1,058.3	810.5	314.2	14.7	14.2	30.6	2,828.9
Network and connectivity commitments	504.4	382.8	272.6	74.5	47.7	38.1	733.0	2,053.1
Purchase commitments	446.3	304.9	166.0	49.4	23.7	24.8	27.0	1,042.1
Other commitments	19.6	13.2	3.2	1.9	0.2	0.2	0.6	38.9
Total (a)	$3,881.9	$3,551.7	$3,744.5	$1,270.3	$453.3	$911.8	$22,824.4	$36,637.9
Projected cash interest payments on debt and finance lease obligations (b)	$636.8	$1,360.2	$1,277.8	$1,210.2	$1,190.1	$1,140.0	$2,625.9	$9,441.0

_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2019 condensed consolidated balance sheet other than debt and finance and operating lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($665.2 million at June 30, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease obligations and commitments, see notes 9, 10 and 16, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2019 and 2018, see note 6 to our condensed consolidated financial statements.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2019.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2019.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2019, $605.5 million or 47.7%, $514.5 million or 40.5% and $67.4 million or 5.3% of our consolidated cash balances were denominated in euros, U.S. dollars and British pounds sterling, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2019	December 31, 2018
Spot rates:
Euro	0.8804	0.8732
British pound sterling	0.7877	0.7846
Swiss franc	0.9769	0.9828
Hungarian forint	284.25	280.21
Polish zloty	3.7367	3.7454
Czech koruna	22.401	22.471
Romanian lei	4.1627	4.0640

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Average rates:
Euro	0.8898	0.8389	0.8853	0.8262
British pound sterling	0.7783	0.7353	0.7731	0.7270
Swiss franc	1.0023	0.9851	0.9998	0.9666
Hungarian forint	287.34	266.15	283.64	259.60
Polish zloty	3.8092	3.5762	3.7992	3.4880
Czech koruna	22.849	21.484	22.734	21.074
Romanian lei	4.2235	3.9048	4.1976	3.8464

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

In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Additionally, the European Money Markets Institute (the authority that administers EURIBOR) has announced that measures will need to be undertaken by the end of 2021 to reform EURIBOR to ensure compliance with E.U. Benchmarks Regulation. Currently, it is not possible to predict the exact transitional arrangements for calculating applicable reference rates that may be made in the U.K., the U.S., the Eurozone or elsewhere given that a number of outcomes are possible, including the cessation of the publication of one or more reference rates. Our loan documents contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed and EURIBOR-indexed debt to the extent LIBOR or EURIBOR (as applicable) are not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR or EURIBOR (as applicable). Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that either the LIBOR rate or the EURIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed debt could be different than any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed derivative instruments. We anticipate managing this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and the company may incur significant associated costs.

Weighted Average Variable Interest Rate. At June 30, 2019, the outstanding principal amount of our variable-rate indebtedness aggregated $11.9 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.2%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $59.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £579 million ($735 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £69 million ($88 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty and Hungarian forint relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €390 million ($443 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €243 million ($276 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €93 million ($106 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €338 million ($384 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency, interest rate cap and swap contracts by approximately €99 million ($112 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rates and exchange rates that were in effect as of June 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$7.8	$(50.4)	$(103.4)	$(71.3)	$(92.5)	$(124.9)	$(59.3)	$(494.0)
Principal-related (b)	5.7	45.6	(126.2)	(143.8)	(123.1)	(80.9)	(735.7)	(1,158.4)
Other (c)	(10.5)	(24.7)	(543.7)	(205.5)	—	—	—	(784.4)
Total	$3.0	$(29.5)	$(773.3)	$(420.6)	$(215.6)	$(205.8)	$(795.0)	$(2,436.8)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2019. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2019 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its own equity securities during the three months ended June 30, 2019:

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2019 through April 30, 2019:
Class C	2,797,900	$26.36	2,797,900	(b)
May 1, 2019 through May 31, 2019:
Class C	5,461,700	$24.97	5,461,700	(b)
June 1, 2019 through June 30, 2019:
Class A	346,300	$25.10	346,300	(b)
Class C	2,665,800	$26.08	2,665,800	(b)
Total — April 1, 2019 through June 30, 2019:
Class A	346,300	$25.10	346,300	(b)
Class C	10,925,400	$25.60	10,925,400	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)
At June 30, 2019, the remaining amount authorized for share repurchases was $66.4 million. On August 7, 2019, we announced our intention to commence modified Dutch auction cash tender offers. For additional information, see note 12 to our condensed consolidated financial statements.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures

4.1
Indenture dated May 16, 2019, among Virgin Media Secured Finance PLC, as Issuer, BNY Mellon Corporate Trustee Services Limited as Trustee, The Bank of New York Mellon, London Branch, as Principal Paying Agent and The Bank of New York Mellon SA/NV, Luxembourg Branch, as Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed May 17, 2019 (File No. 001-35961)).

4.2
Additional Facility AP Accession Agreement dated May 24, 2019 and entered into between, among others, Telenet International Finance S.à r.l. as Borrower, the Guarantors listed therein and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 30, 2019 (File No. 001-35961)).

4.3
Supplemental Indenture, dated as of July 5, 2019, between Virgin Media Secured Finance PLC as Issuer and BNY Mellon Corporate Trustee Services Limited as Trustee, to the Indenture dated May 16, 2019 for 5.50% Senior Secured Notes and 5.25% Senior Secured Notes, each due 2029 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed July 9, 2019 (File No. 001-35961)).

10 — Material Contracts

10.1	Liberty Global 2014 Incentive Plan (Amended and Restated effective June 11, 2019) (the Incentive Plan).*

10.2	Form of Performance Share Appreciation Rights Agreement under the Incentive Plan.*

10.3	Form of Performance Restricted Share Units Agreement under the Incentive Plan.*

10.4	Form of Performance Restricted Share Units Agreement (SHIP) under the Incentive Plan.*

10.5	Form of Share Appreciation Rights Agreement under the Incentive Plan.*

10.6	Form of Performance Share Appreciation Rights Agreement between Registrant and our CEO under the Incentive Plan.*

10.7	Form of Performance Share Units Agreement under the Incentive Plan.*

10.8	Form of Performance Share Units Agreement between the Registrant and our Chief Executive Officer under the Incentive Plan.*

10.9	Amended and Restated Employment Agreement dated as of April 30, 2019, by and among the Registrant, Liberty Global Inc. and Michael T. Fries.*

10.10	Form of Performance Grant Award Agreement under the Incentive Plan dated as of May 15, 2019, between the Registrant and Michael T. Fries.*

10.11	Form of Restricted Share Award Agreement under the Incentive Plan dated as of May 15, 2019, between the Registrant and Michael T. Fries.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	August 7, 2019	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 7, 2019	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer