Form 10-Q
period 2019-09-30
Liberty Global plc
filed 2019-11-06
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of October 31, 2019 was: 181,521,915 class A ordinary shares, 12,151,526 class B ordinary shares and 438,781,205 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2019	December 31, 2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$7,382.0	$1,480.5
Trade receivables, net	1,221.1	1,342.1
Derivative instruments (note 6)	418.8	394.2
Prepaid expenses	195.7	171.4
Current assets of discontinued operations (note 4)	—	356.5
Other current assets (notes 3, 4 and 5)	575.1	396.7
Total current assets	9,792.7	4,141.4
Investments and related note receivables (including $1,120.4 million and $1,174.8 million, respectively, measured at fair value on a recurring basis) (note 5)	4,728.0	5,121.8
Property and equipment, net (notes 8 and 10)	13,047.8	13,878.9
Goodwill (note 8)	13,283.2	13,715.8
Deferred tax assets (note 11)	2,601.3	2,488.2
Long-term assets of discontinued operations (note 4)	—	10,174.6
Other assets, net (notes 3, 4, 6, 8 and 10)	4,725.6	3,632.9
Total assets	$48,178.6	$53,153.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2019	December 31, 2018
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$818.2	$874.3
Deferred revenue	711.6	847.1
Current portion of debt and finance lease obligations (notes 9 and 10)	3,380.5	3,615.2
Accrued capital expenditures	379.3	543.2
Current liabilities of discontinued operations (note 4)	—	1,967.5
Other accrued and current liabilities (notes 6, 10 and 14)	2,458.2	2,458.8
Total current liabilities	7,747.8	10,306.1
Long-term debt and finance lease obligations (notes 9 and 10)	24,096.2	26,190.0
Long-term liabilities of discontinued operations (note 4)	—	10,072.4
Other long-term liabilities (notes 6, 10, 11 and 14)	2,973.0	2,436.8
Total liabilities	34,817.0	49,005.3

Commitments and contingencies (notes 6, 9, 11 and 16)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 181,068,554 and 204,450,499 shares, respectively	1.8	2.0
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,157,826 shares and 11,099,593 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 437,877,905 and 531,174,389 shares, respectively	4.4	5.3
Additional paid-in capital	6,094.1	9,214.5
Accumulated earnings (deficit)	7,736.9	(5,172.2)
Accumulated other comprehensive earnings (deficit), net of taxes	(49.9)	631.8
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	13,787.3	4,681.4
Noncontrolling interests	(425.7)	(533.1)
Total equity	13,361.6	4,148.3
Total liabilities and equity	$48,178.6	$53,153.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	in millions, except per share amounts

Revenue (notes 3, 5 and 17)	$2,840.9	$2,929.7	$8,559.3	$9,008.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	801.8	787.7	2,388.5	2,438.3
Other operating (note 13)	399.7	426.8	1,236.9	1,314.1
Selling, general and administrative (SG&A) (note 13)	501.7	473.3	1,576.5	1,537.5
Depreciation and amortization	892.9	929.4	2,754.3	2,934.1
Impairment, restructuring and other operating items, net (note 14)	36.0	107.3	140.1	197.9
	2,632.1	2,724.5	8,096.3	8,421.9
Operating income	208.8	205.2	463.0	586.9
Non-operating income (expense):
Interest expense	(340.1)	(363.0)	(1,071.0)	(1,118.7)
Realized and unrealized gains on derivative instruments, net (note 6)	582.1	65.5	652.2	529.7
Foreign currency transaction gains, net	54.2	96.6	165.8	46.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	56.4	(99.6)	(90.5)	(95.3)
Losses on debt modification and extinguishment, net (note 9)	(48.5)	(27.7)	(97.3)	(50.4)
Share of results of affiliates, net (note 5)	(32.8)	(11.1)	(173.0)	(129.9)
Other income, net (note 4)	36.3	16.0	75.3	32.2
	307.6	(323.3)	(538.5)	(786.0)
Earnings (loss) from continuing operations before income taxes	516.4	(118.1)	(75.5)	(199.1)
Income tax benefit (expense) (note 11)	70.8	(281.3)	16.2	(898.5)
Earnings (loss) from continuing operations	587.2	(399.4)	(59.3)	(1,097.6)
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	92.2	327.2	730.3	797.3
Gain on disposal of discontinued operations, net of taxes	12,205.7	1,098.1	12,312.3	1,098.1
	12,297.9	1,425.3	13,042.6	1,895.4
Net earnings	12,885.1	1,025.9	12,983.3	797.8
Net earnings attributable to noncontrolling interests	(37.2)	(51.8)	(75.4)	(97.6)
Net earnings attributable to Liberty Global shareholders	$12,847.9	$974.1	$12,907.9	$700.2

Basic and diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$0.77	$(0.57)	$(0.18)	$(1.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	in millions

Net earnings	$12,885.1	$1,025.9	$12,983.3	$797.8
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	(599.7)	(244.0)	(741.2)	(672.1)
Pension-related adjustments and other	(0.3)	3.2	(1.1)	(3.9)
Other comprehensive loss from continuing operations	(600.0)	(240.8)	(742.3)	(676.0)
Other comprehensive earnings (loss) from discontinued operations (note 4)	60.0	29.6	61.0	(7.0)
Other comprehensive loss	(540.0)	(211.2)	(681.3)	(683.0)
Comprehensive earnings	12,345.1	814.7	12,302.0	114.8
Comprehensive earnings attributable to noncontrolling interests	(37.2)	(53.9)	(75.8)	(97.5)
Comprehensive earnings attributable to Liberty Global shareholders	$12,307.9	$760.8	$12,226.2	$17.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Impact of ASU No. 2014-09, Revenue from Contracts with Customers	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net loss	—	—	—	—	(1,186.5)	—	—	(1,186.5)	7.9	(1,178.6)
Other comprehensive earnings, net of taxes	—	—	—	—	—	592.2	—	592.2	—	592.2
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(496.2)	—	—	—	(496.3)	—	(496.3)
Share-based compensation (note 13)	—	—	—	40.4	—	—	—	40.4	—	40.4
Repurchase by Telenet of its outstanding shares	—	—	—	(34.7)	—	—	—	(34.7)	2.6	(32.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(7.6)	—	—	—	(7.6)	(0.8)	(8.4)
Balance at March 31, 2018	2.2	0.1	5.7	10,860.5	(7,084.0)	2,248.2	(0.1)	6,032.6	(397.9)	5,634.7
Net earnings	—	—	—	—	912.6	—	—	912.6	37.9	950.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,061.8)	—	(1,061.8)	(2.2)	(1,064.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	(0.1)	—	(0.1)	(791.8)	—	—	—	(792.0)	—	(792.0)
Share-based compensation (note 13)	—	—	—	44.0	—	—	—	44.0	—	44.0
Repurchase by Telenet of its outstanding shares	—	—	—	(14.5)	—	—	—	(14.5)	1.6	(12.9)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(2.7)	—	—	—	(2.7)	(5.7)	(8.4)
Balance at June 30, 2018	2.1	0.1	5.6	10,095.5	(6,171.4)	1,186.4	(0.1)	5,118.2	(366.3)	4,751.9
Net earnings	—	—	—	—	974.1	—	—	974.1	51.8	1,025.9
Other comprehensive loss, net of taxes	—	—	—	—	—	(213.3)	—	(213.3)	2.1	(211.2)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	(0.1)	—	(0.2)	(394.8)	—	—	—	(395.1)	—	(395.1)
Distributions by subsidiaries to noncontrolling interest owners (note 12)	—	—	—	—	—	—	—	—	(298.4)	(298.4)
Repurchase by Telenet of its outstanding shares	—	—	—	(117.3)	—	—	—	(117.3)	11.3	(106.0)
Share-based compensation (note 13)	—	—	—	38.8	—	—	—	38.8	—	38.8
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	1.5	—	—	—	1.5	8.0	9.5
Balance at September 30, 2018	$2.0	$0.1	$5.4	$9,623.7	$(5,197.3)	$973.1	$(0.1)	$5,406.9	$(591.5)	$4,815.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Accounting change (note 2)	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019, as adjusted for accounting change	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	7.0	—	—	7.0	8.7	15.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(135.2)	—	(135.2)	0.2	(135.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(214.0)	—	—	—	(214.1)	—	(214.1)
Repurchase by Telenet of its outstanding shares	—	—	—	(68.2)	—	—	—	(68.2)	11.3	(56.9)
Share-based compensation (note 13)	—	—	—	55.6	—	—	—	55.6	—	55.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.4	—	—	—	32.4	2.4	34.8
Balance at March 31, 2019	2.0	0.1	5.2	9,020.3	(5,164.0)	496.6	(0.1)	4,360.1	(510.5)	3,849.6
Net earnings	—	—	—	—	53.0	—	—	53.0	29.5	82.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(6.5)	—	(6.5)	0.2	(6.3)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(288.3)	—	—	—	(288.4)	—	(288.4)
Share-based compensation (note 13)	—	—	—	70.0	—	—	—	70.0	—	70.0
Repurchase by Telenet of its outstanding shares	—	—	—	(66.3)	—	—	—	(66.3)	9.1	(57.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	11.6	—	—	—	11.6	8.9	20.5
Balance at June 30, 2019	2.0	0.1	5.1	8,747.3	(5,111.0)	490.1	(0.1)	4,133.5	(462.8)	3,670.7
Net earnings	—	—	—	—	12,847.9	—	—	12,847.9	37.2	12,885.1
Other comprehensive loss, net of taxes	—	—	—	—	—	(540.0)	—	(540.0)	—	(540.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 12)	(0.2)	—	(0.7)	(2,714.9)	—	—	—	(2,715.8)	—	(2,715.8)
Share-based compensation (note 13)	—	—	—	61.7	—	—	—	61.7	—	61.7
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2019	$1.8	$0.1	$4.4	$6,094.1	$7,736.9	$(49.9)	$(0.1)	$13,787.3	$(425.7)	$13,361.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2019	2018
	in millions
Cash flows from operating activities:
Net earnings	$12,983.3	$797.8
Earnings from discontinued operations	13,042.6	1,895.4
Loss from continuing operations	(59.3)	(1,097.6)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	228.3	131.0
Depreciation and amortization	2,754.3	2,934.1
Impairment, restructuring and other operating items, net	140.1	197.9
Amortization of deferred financing costs and non-cash interest	40.5	42.2
Realized and unrealized gains on derivative instruments, net	(652.2)	(529.7)
Foreign currency transaction gains, net	(165.8)	(46.4)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	90.5	95.3
Losses on debt modification and extinguishment, net	97.3	50.4
Share of results of affiliates, net	173.0	129.9
Deferred income tax benefit	(209.8)	(179.2)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(292.6)	770.1
Dividends from affiliates and others	75.9	209.5
Net cash provided by operating activities of continuing operations	2,220.2	2,707.5
Net cash provided by operating activities of discontinued operations	871.3	1,492.9
Net cash provided by operating activities	3,091.5	4,200.4

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net	11,219.9	2,061.2
Capital expenditures, net	(900.1)	(1,138.5)
Funding of the Vodafone Escrow Accounts, net	(306.5)	—
Investments in and loans to affiliates and others	(216.5)	(74.2)
Other investing activities, net	12.5	(53.3)
Net cash provided by investing activities of continuing operations	9,809.3	795.2
Net cash used by investing activities of discontinued operations	(266.4)	(387.6)
Net cash provided by investing activities	$9,542.9	$407.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2019	2018
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(7,444.6)	$(6,771.4)
Borrowings of debt	4,276.1	3,205.5
Repurchase of Liberty Global ordinary shares	(3,212.5)	(1,671.8)
Net cash received related to derivative instruments	136.9	46.6
Repurchase by Telenet of its outstanding shares	(114.1)	(151.2)
Other financing activities, net	(76.6)	(73.3)
Net cash used by financing activities of continuing operations	(6,434.8)	(5,415.6)
Net cash provided (used) by financing activities of discontinued operations	(254.3)	119.2
Net cash used by financing activities	(6,689.1)	(5,296.4)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	(32.6)	(31.8)
Discontinued operations	(1.2)	(1.9)
Total	(33.8)	(33.7)

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	5,562.1	(1,944.7)
Discontinued operations	349.4	1,222.6
Total	$5,911.5	$(722.1)

Cash and cash equivalents and restricted cash:
Beginning of period	$1,498.3	$1,682.9
Net increase (decrease)	5,911.5	(722.1)
End of period	$7,409.8	$960.8

Cash paid for interest:
Continuing operations	$1,198.0	$1,213.3
Discontinued operations	361.5	390.7
Total	$1,559.5	$1,604.0

Net cash paid for taxes:
Continuing operations	$288.3	$238.5
Discontinued operations	135.9	32.7
Total	$424.2	$271.2

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$7,382.0	$949.2
Restricted cash included in other current assets and other assets, net	27.8	9.6
Restricted cash included in current and long-term assets of discontinued operations	—	2.0
Total cash and cash equivalents and restricted cash	$7,409.8	$960.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.3%-owned subsidiary of Liberty Global, (iii) Switzerland through UPC Holding B.V., (iv) Poland through UPC Poland Holding B.V. and (v) Slovakia through UPC Broadband Slovakia s.r.o. UPC Holding B.V., UPC Poland Holding B.V. and UPC Broadband Slovakia s.r.o., which are each wholly-owned subsidiaries of Liberty Global, are collectively referred to herein as “UPC Holding.” In addition, we own a 50% noncontrolling interest in a 50:50 joint venture between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2019.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
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
September 30, 2019
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $44.3 million and $45.8 million at September 30, 2019 and December 31, 2018, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $34.4 million and $44.3 million as of September 30, 2019 and December 31, 2018, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $742.2 million and $877.9 million as of September 30, 2019 and December 31, 2018, respectively. The decrease in deferred revenue for the nine months ended September 30, 2019 is primarily due to $730.4 million of revenue recognized that was included in our deferred revenue balance at December 31, 2018, partially offset by advanced billings in certain markets. The current and long-term portions of our deferred revenue balances are included within deferred revenue and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $78.4 million and $73.0 million at September 30, 2019 and December 31, 2018, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $24.7 million and $73.4 million during the three and nine months ended September 30, 2019, respectively, and $21.5 million and $72.8 million during the three and nine months ended September 30, 2018, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

Acquisition

De Vijver Media. Prior to June 3, 2019, Telenet owned a 50.0% equity method investment in De Vijver Media NV (De Vijver Media), which provides content production, broadcasting and advertising services in Belgium. On June 3, 2019, Telenet acquired the remaining 50.0% ownership interest in De Vijver Media (the De Vijver Media Acquisition) for cash consideration of €52.5 million ($58.9 million at the transaction date) after post-closing adjustments. Immediately following this transaction, Telenet repaid in full De Vijver Media’s €62.0 million ($69.5 million at the transaction date) of outstanding third-party debt. In connection with the De Vijver Media Acquisition, we recognized a $25.7 million gain during the second quarter of 2019, representing the difference between the fair value of $57.9 million and carrying amount of our then-existing 50.0% ownership interest in De Vijver Media. This gain is included in other income, net, in our condensed consolidated statements of operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Dispositions

Vodafone Disposal Group. On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” After considering debt and working capital adjustments (including cash disposed) and €183.7 million ($205.8 million at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with the Vodafone Disposal Group, we received net cash proceeds of €10.0 billion ($11.1 billion at the applicable rates). In August 2019, we used a portion of the net proceeds from the sale of the Vodafone Disposal Group to prepay in full the $1,645.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the UPC Holding Bank Facility. Pursuant to the agreement underlying the sale of the Vodafone Disposal Group, we transferred cash to fund certain third-party escrow accounts (the Vodafone Escrow Accounts) pending the fulfillment by our company of certain terms of the agreement. The receivables associated with the Vodafone Escrow Accounts are included in “other current assets” and “other assets, net” on our condensed consolidated balance sheet. As of September 30, 2019, the aggregate balance of the Vodafone Escrow Accounts was $306.5 million.

In connection with the sale of the Vodafone Disposal Group, we recognized a gain of $12.2 billion that includes cumulative foreign currency translation gains of $88.2 million and income taxes of $11.7 million.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services for a period of up to four years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by Vodafone. During the three months ended September 30, 2019, we recorded revenue of $25.5 million associated with these transitional services.

UPC DTH. On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of €130.5 million ($145.8 million at the applicable dates). The proceeds from the sale of UPC DTH were used for general corporate purposes.

In connection with the sale of UPC DTH, we recognized a gain of $106.6 million that includes cumulative foreign currency translation losses of $10.0 million. No income taxes were required to be provided on this gain.

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. The annual charges will depend on the actual level of services required by the purchaser. During the nine months ended September 30, 2019, we recorded revenue of $0.9 million associated with these transitional services.

UPC Austria. On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions. During the nine months ended September 30, 2019, we recorded revenue of $34.3 million associated with these transitional services.

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group, UPC Austria and UPC DTH are presented as discontinued operations in our condensed consolidated financial statements for all applicable periods. In connection with the signing of each respective sale agreement, we ceased to depreciate or amortize the long-lived assets of (i) UPC Austria on December 22, 2017, (ii) the Vodafone Disposal Group on May 9, 2018 and (iii) UPC DTH on December 21, 2018. Our operations in Austria, Romania, Hungary and the Czech Republic as well as the operations of UPC DTH were held through UPC Holding prior to their respective disposal dates. No debt, interest expense or derivative instruments of the UPC Holding borrowing group, other than with respect to certain borrowings that are direct obligations of the entities that were disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest expense and derivative instruments has been included in discontinued operations as its debt and derivative instruments are direct obligations of entities within the Vodafone Disposal Group. A portion of the proceeds from the disposition of UPC Austria was used to reduce the outstanding debt of the UPC Holding borrowing group.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
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

Vodafone Disposal Group (a)
in millions
Three months ended September 30, 2019
Revenue	$290.3
Operating income	$156.1

Earnings before income taxes	$127.4
Income tax expense	(35.2)
Net earnings attributable to Liberty Global shareholders	$92.2
_______________

(a)	Includes the operating results of the Vodafone Disposal Group from July 1, 2019 through July 31, 2019, the date the Vodafone Disposal Group was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

	Vodafone Disposal Group (a)	UPC DTH (b)	Total
	in millions
Nine months ended September 30, 2019
Revenue	$2,017.9	$36.7	$2,054.6
Operating income	$1,165.6	$10.7	$1,176.3

Earnings before income taxes	$994.7	$9.5	$1,004.2
Income tax expense	(273.9)	—	(273.9)
Net earnings attributable to Liberty Global shareholders	$720.8	$9.5	$730.3
_______________

(a)	Includes the operating results of the Vodafone Disposal Group from January 1, 2019 through July 31, 2019, the date the Vodafone Disposal Group was sold.

(b)	Includes the operating results of UPC DTH from January 1, 2019 through May 2, 2019, the date UPC DTH was sold.

	UPC Austria	Vodafone Disposal Group	UPC DTH	Total
	in millions
Three months ended September 30, 2018
Revenue	$35.7	$872.4	$28.3	$936.4
Operating income	$16.1	$532.3	$3.4	$551.8

Earnings before income taxes	$16.0	$427.5	$2.7	$446.2
Income tax expense	(4.1)	(114.9)	—	(119.0)
Net earnings	11.9	312.6	2.7	327.2
Net earnings attributable to noncontrolling interests	(0.6)	—	—	(0.6)
Net earnings attributable to Liberty Global shareholders	$11.3	$312.6	$2.7	$326.6

	UPC Austria	Vodafone Disposal Group	UPC DTH	Total
	in millions
Nine months ended September 30, 2018
Revenue	$252.4	$2,717.6	$88.8	$3,058.8
Operating income	$139.0	$1,263.8	$6.0	$1,408.8

Earnings before income taxes	$138.7	$919.0	$4.6	$1,062.3
Income tax expense	(23.3)	(241.7)	—	(265.0)
Net earnings	115.4	677.3	4.6	797.3
Net earnings attributable to noncontrolling interests	(4.2)	—	—	(4.2)
Net earnings attributable to Liberty Global shareholders	$111.2	$677.3	$4.6	$793.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share for the three and nine months ended September 30, 2019 and 2018 is presented below. For information regarding our basic and diluted weighted average ordinary shares outstanding, see note 15.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share	$0.13	$0.41	$1.00	$1.01

Other

UPC Switzerland. On February 27, 2019, we entered into a share purchase agreement (the Sunrise SPA) to sell our operations in Switzerland (UPC Switzerland) to Sunrise Communications Group AG (Sunrise). Closing of the transaction is subject to approval by Sunrise’s shareholders with respect to an associated capital increase. On October 22, 2019, the Sunrise SPA was amended, pursuant to which we consented to the cancellation of the Extraordinary General Meeting (EGM) that was scheduled to take place on October 23, 2019 to approve the capital increase. The amended Sunrise SPA provides that Sunrise is obligated to convene a new EGM at our written request. The Sunrise SPA also includes certain termination provisions, which remain in effect. In addition, the amended Sunrise SPA (i) provides our company the right to terminate the Sunrise SPA at any time, except if we have requested Sunrise to convene a new EGM, and (ii) entitles Sunrise to terminate the Sunrise SPA at any time after November 11, 2019, except if we have requested Sunrise to convene a new EGM. The Sunrise SPA obligates Sunrise to pay our company a termination fee of CHF 50.0 million ($50.1 million) upon termination of the Sunrise SPA for certain events. Under the amended Sunrise SPA, these events are preserved, and it is agreed that this termination fee is payable by Sunrise if our company or Sunrise exercise the aforementioned additional termination rights.
(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2019	December 31, 2018
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,356.6	$3,761.5
All3Media Group (All3Media) (c)	136.7	72.2
Formula E Holdings Ltd (Formula E)	76.4	45.4
Other	37.9	67.9
Total — equity	3,607.6	3,947.0
Fair value:
ITV plc (ITV) — subject to re-use rights (d)	616.6	634.2
ITI Neovision S.A. (ITI Neovision)	116.9	125.4
Lions Gate Entertainment Corp (Lionsgate) (e)	59.3	77.5
Casa Systems, Inc. (Casa)	19.5	39.5
Other	308.1	298.2
Total — fair value	1,120.4	1,174.8
Total	$4,728.0	$5,121.8
_______________

(a)
Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

losses generally limited to the extent of our investment in, and advances and commitments to, the investee. At September 30, 2019 and December 31, 2018, the carrying amount of our equity method investment in the VodafoneZiggo JV exceeded our proportionate share of that entity’s net assets by the amount of the VodafoneZiggo JV Receivable, as defined and described below. The carrying amounts of our other equity method investments did not materially exceed our proportionate share of the respective investee’s net assets at September 30, 2019 and December 31, 2018.

(b)
Amounts include a euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $872.2 million and $916.1 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and matures on January 16, 2028. During the nine months ended September 30, 2019, interest accrued on the VodafoneZiggo JV Receivable was $37.8 million, all of which has been cash settled.

(c)	Amounts include our investment in All3Media together with amounts we are owed under a long-term loan receivable.

(d)
In connection with our investment in ITV,we have entered into (i) the ITV Collar (as defined in note 6) and (ii) a related borrowing agreement (the ITV Collar Loan). As of September 30, 2019, the fair value of the ITV Collar was a net asset of $697.1 million and principal borrowings outstanding under the ITV Collar Loan were $1,330.2 million.

(e)
In connection with our investment in Lionsgate, we have entered into (i) the Lionsgate Forward (as defined in note 6) and (ii) a related borrowing agreement (the Lionsgate Loan). As of September 30, 2019, the fair value of the Lionsgate Forward was a net asset of $39.2 million and principal borrowings outstanding under the Lionsgate Loan were $55.3 million.

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Lionsgate	$(15.9)	$(1.5)	$(33.7)	$(44.7)
ITV	70.2	(94.5)	(17.6)	(71.6)
Casa	4.6	(6.6)	(13.8)	(5.4)
ITI Neovision	0.2	4.9	0.7	11.6
Other	(0.1)	13.5	(0.8)	1.1
Total	$59.0	$(84.2)	$(65.2)	$(109.0)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

VodafoneZiggo JV (a)	$(21.8)	$(8.5)	$(124.1)	$(98.5)
All3Media	(11.5)	(0.5)	(34.2)	(20.1)
Formula E	1.2	(0.9)	(8.7)	(8.1)
Other	(0.7)	(1.2)	(6.0)	(3.2)
Total	$(32.8)	$(11.1)	$(173.0)	$(129.9)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $66.1 million and $44.5 million during the three months ended September 30, 2019 and 2018, respectively, and $156.1 million and $132.8 million during the nine months ended September 30, 2019 and 2018, respectively, primarily related to (a) the JV Services and (b) sales of customer premises equipment at a mark-up. In addition, during the nine months ended September 30, 2019 and 2018, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $15.5 million and $12.3 million, respectively. At September 30, 2019 and December 31, 2018, $37.6 million and $24.4 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Revenue	$1,096.9	$1,138.6	$3,275.3	$3,468.5
Loss before income taxes	$(83.7)	$(94.7)	$(407.0)	$(381.6)
Net loss	$(68.0)	$(69.8)	$(322.3)	$(283.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(6)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF), the Hungarian forint (HUF) and the Polish zloty (PLN). We do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our condensed consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	$406.7	$2,115.0	$2,521.7	$372.7	$1,370.1	$1,742.8
Equity-related derivative instruments (c)	—	736.3	736.3	13.9	732.4	746.3
Foreign currency forward and option contracts	11.9	2.8	14.7	7.2	—	7.2
Other	0.2	0.1	0.3	0.4	—	0.4
Total	$418.8	$2,854.2	$3,273.0	$394.2	$2,102.5	$2,496.7

Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$397.0	$1,185.6	$1,582.6	$326.5	$1,042.2	$1,368.7
Equity-related derivative instruments (c)	0.6	—	0.6	1.4	—	1.4
Foreign currency forward and option contracts	0.3	—	0.3	0.5	—	0.5
Other	—	0.1	0.1	—	0.1	0.1
Total	$397.9	$1,185.7	$1,583.6	$328.4	$1,042.3	$1,370.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net losses of $14.1 million and $23.9 million during the three months ended September 30, 2019 and 2018, respectively, and $84.8 million and $51.8 million during the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company and (ii) the Lionsgate Forward, as defined and described below. The fair values of the ITV Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	in millions
Cross-currency and interest rate derivative contracts	$567.3	$(18.4)	$549.1	$489.8
Equity-related derivative instruments:
ITV Collar	(106.8)	76.5	(7.0)	16.5
Lionsgate Forward	5.5	0.2	15.1	12.6
Sumitomo Collar	—	—	—	(11.8)
Other	0.5	0.2	0.9	2.4
Total equity-related derivative instruments	(100.8)	76.9	9.0	19.7
Foreign currency forward and option contracts	116.3	6.7	94.1	20.6
Other	(0.7)	0.3	—	(0.4)
Total	$582.1	$65.5	$652.2	$529.7

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

	Nine months ended
	September 30,
	2019	2018
	in millions
Operating activities	$(73.1)	$34.3
Financing activities	136.9	46.6
Total	$63.8	$80.9

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At September 30, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $1,015.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2019, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2019:

Borrowing group	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

Virgin Media		$400.0		€339.6		3.3
		$8,036.4		£5,451.8	(a)	4.8
		£2,365.8		$3,400.0	(b)	5.3

UPC Holding		$2,420.0		€1,999.4		4.8
		$1,200.0	CHF	1,107.5	(a)	5.5
		€2,824.4	CHF	3,221.2	(a)	4.6
		€742.8	PLN	3,149.5		2.2
		€78.0	HUF	19,500.0		2.3
	HUF	19,500.0		€61.0		2.3

Telenet		$3,670.0		€3,243.6	(a)	5.8
		€1,431.2		$1,600.0	(b)	5.7
_______________

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2019. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At September 30, 2019, the total U.S. dollar equivalent of the notional amounts of these derivative instruments was $4.5 billion.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2019:

	Borrowing group pays fixed rate			Borrowing group receives fixed rate
Borrowing group	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Virgin Media	$20,206.4	(a)	2.9	$11,211.3 (a)	4.6

UPC Holding	$7,735.3	(a)	3.7	$5,171.9	6.1

Telenet	$3,668.5	(a)	4.5	$1,555.9	4.0
_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at September 30, 2019:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$6,565.9		£1.2	2.40%
	$468.7		€0.8	1.96%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,506.1	0.8

Telenet	$2,075.0	0.8

Interest Rate Caps and Collars

We enter into interest rate cap and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. At September 30, 2019, the total U.S. dollar equivalents of the notional amounts of our interest rate caps and collars were $245.8 million and $618.7 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Decrease to borrowing costs at September 30, 2019 (a)

Virgin Media	(0.44)%
UPC Holding	(0.83)%
Telenet	(0.54)%
Total decrease to borrowing costs	(0.51)%
_______________

(a)	Represents the effect of derivative instruments in effect at September 30, 2019 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2019, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $2,754.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Equity-related Derivatives

During the period from July 25, 2019 to August 28, 2019, we cash settled the first 25 tranches of a prepaid forward (the Lionsgate Forward) with respect to certain of our voting and non-voting Lionsgate shares. Subsequent to the settlement of these tranches of the Lionsgate Forward ($18.1 million asset value on the relevant settlement dates) and the related borrowings under the Lionsgate Loan ($27.6 million liability on the relevant settlement dates), the shares collateralized under the Lionsgate Loan were reduced to a pledge of 833,333 of our voting and 833,334 of our non-voting Lionsgate shares.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of September 30, 2019 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2019, we performed a nonrecurring fair value measurement in connection with the De Vijver Media Acquisition. We did not perform any significant nonrecurring fair value measurements during the nine months ended September 30, 2018.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2019 using:
Description	September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,521.7	$—	$2,521.7	$—
Equity-related derivative instruments	736.3	—	—	736.3
Foreign currency forward and option contracts	14.7	—	14.7	—
Other	0.3	—	0.3	—
Total derivative instruments	3,273.0	—	2,536.7	736.3
Investments	1,120.4	695.4	—	425.0
Total assets	$4,393.4	$695.4	$2,536.7	$1,161.3

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,582.6	$—	$1,563.8	$18.8
Equity-related derivative instruments	0.6	—	—	0.6
Foreign currency forward and option contracts	0.3	—	0.3	—
Other	0.1	—	0.1	—
Total derivative instruments	1,583.6	—	1,564.2	19.4
Debt	218.0	—	218.0	—
Total liabilities	$1,801.6	$—	$1,782.2	$19.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
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
September 30, 2019
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2019	$418.9	$(14.1)	$744.9	$1,149.7
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	58.3	9.0	67.3
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(0.9)	—	—	(0.9)
Partial settlement of Lionsgate Forward (b)	—	—	(18.1)	(18.1)
Additions	13.5	—	—	13.5
Derivative instruments settled in connection with the sale of the Vodafone Disposal Group	—	(72.0)	—	(72.0)
Transfers out of Level 3	—	8.4	—	8.4
Foreign currency translation adjustments and other, net	(6.5)	0.6	(0.1)	(6.0)
Balance of net assets (liabilities) at September 30, 2019	$425.0	$(18.8)	$735.7	$1,141.9

_______________

(a)
With the exception of a $72.0 million net gain related to derivative instruments settled in connection with the sale of the Vodafone Disposal Group, most of these net gains and losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2019.

(b)	For additional information regarding the Lionsgate Forward, see note 6.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2019	December 31, 2018
	in millions

Distribution systems	$17,944.8	$17,845.4
Customer premises equipment	4,445.6	4,191.2
Support equipment, buildings and land	5,148.2	4,933.7
Total property and equipment, gross	27,538.6	26,970.3
Accumulated depreciation	(14,490.8)	(13,091.4)
Total property and equipment, net	$13,047.8	$13,878.9

During the nine months ended September 30, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,303.2 million and $1,656.3 million, respectively, which exclude related value-added taxes (VAT) of $214.1 million and $267.8 million, respectively, that were also financed by our vendors under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2019 are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	September 30, 2019
	in millions

U.K./Ireland	$7,671.0	$—	$(277.9)	$7,393.1
Belgium	2,576.3	48.8	(123.7)	2,501.4
Switzerland	2,903.9	—	(43.9)	2,860.0
Central and Eastern Europe	564.6	—	(35.9)	528.7
Total	$13,715.8	$48.8	$(481.4)	$13,283.2

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our condensed consolidated balance sheets, are set forth below:

	September 30, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$3,411.6	$(3,024.7)	$386.9	$3,673.1	$(2,914.2)	$758.9
Other	533.2	(263.7)	269.5	521.3	(249.0)	272.3
Total	$3,944.8	$(3,288.4)	$656.4	$4,194.4	$(3,163.2)	$1,031.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2019			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2019	December 31, 2018
		in millions

VM Senior Secured Notes	5.40%	—	$—	$6,519.5	$6,268.3
VM Credit Facilities (c)	4.65%	(d)	829.5	4,677.7	4,600.5
VM Senior Notes	5.35%	—	—	1,564.5	1,999.9
Telenet Credit Facility	3.94%	(e)	550.6	3,094.4	3,145.7
Telenet Senior Secured Notes	4.71%	—	—	1,654.2	1,687.1
Telenet SPE Notes	4.87%	—	—	404.5	546.2
UPCB SPE Notes	4.55%	—	—	2,382.9	2,445.5
UPC Holding Bank Facility	—	€990.1	1,079.5	—	1,645.0
UPC Holding Senior Notes	4.61%	—	—	1,182.9	1,215.5
Vendor financing (f)	4.13%	—	—	3,375.7	3,620.3
ITV Collar Loan	0.90%	—	—	1,330.2	1,379.6
Derivative-related debt instruments (g)	3.45%	—	—	269.5	301.9
Other (h)	5.02%	—	—	521.3	459.8
Total debt before deferred financing costs, discounts and premiums (i)	4.53%		$2,459.6	$26,977.3	$29,315.3

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2019	December 31, 2018
	in millions

Total debt before deferred financing costs, discounts and premiums	$26,977.3	$29,315.3
Deferred financing costs, discounts and premiums, net	(87.2)	(131.4)
Total carrying amount of debt	26,890.1	29,183.9
Finance lease obligations (note 10)	586.6	621.3
Total debt and finance lease obligations	27,476.7	29,805.2
Current maturities of debt and finance lease obligations	(3,380.5)	(3,615.2)
Long-term debt and finance lease obligations	$24,096.2	$26,190.0

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.09% at September 30, 2019. For information regarding our derivative instruments, see note 6.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2019, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant September 30, 2019 compliance reporting requirements, we expect the full amount of unused borrowing capacity will continue to be available under each of the respective subsidiary facilities and there will be no restrictions with respect to loans or distributions from this availability, with the exception of the VM Credit Facilities, which will have borrowing capacity limited to the equivalent of £592.1 million ($727.7 million), with no additional restriction to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2019. For information regarding certain financing transactions completed subsequent to September 30, 2019 that could have an impact on the availability to be borrowed, loaned or distributed, see footnote (d) below and note 18.

(c)
Includes £139.7 million ($171.7 million) and £41.9 million ($51.5 million) at September 30, 2019 and December 31, 2018, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)
Unused borrowing capacity under the VM Credit Facilities primarily relates to multi-currency revolving facilities with an aggregate maximum borrowing capacity equivalent to £675.0 million ($829.5 million). As of September 30, 2019, the VM Revolving Facility was undrawn and comprises (i) VM Revolving Facility A, which is a multi-currency revolving facility maturing on December 31, 2021 with a maximum borrowing capacity equivalent to £50.0 million ($61.4 million), and (ii) VM Revolving Facility B, which is a multi-currency revolving facility maturing on January 15, 2024 with a maximum borrowing capacity equivalent to £625.0 million ($768.1 million). For borrowing limitations under the VM Credit Facilities, see footnote (b) above. On or after September 30, 2019, certain lenders under the VM Credit Facilities agreed to increase and/or extend their commitments and, accordingly, we expect that VM Revolving Facility A and VM Revolving Facility B will effectively be replaced with a new revolving credit facility. The new revolving credit facility is expected to provide for aggregate maximum borrowing capacity equivalent to £1,000.0 million ($1,229.0 million), with a final maturity date of January 31, 2026. We expect to complete this process and establish the new revolving credit facility during the fourth quarter of 2019.

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($436.1 million) under Telenet Facility AG, (ii) €60.0 million ($65.4 million) under Telenet Facility AP, which was entered into in May 2019, (iii) €25.0 million ($27.3 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($21.8 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2019.

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

(g)
Includes amounts associated with certain derivative-related borrowing instruments, including $218.0 million and $248.6 million at September 30, 2019 and December 31, 2018, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(h)
As of September 30, 2019 and December 31, 2018, amounts include (i) $228.0 million and $225.9 million, respectively, of debt collateralized by certain trade receivables of Virgin Media and (ii) $55.3 million and $82.9 million, respectively, related to principal borrowings outstanding under the Lionsgate Loan.

(i)
As of September 30, 2019 and December 31, 2018, our debt had an estimated fair value of $27.7 billion and $28.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At September 30, 2019, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first nine months of 2019. A portion of our financing transactions may include non-cash borrowings and repayments. During the nine months ended September 30, 2019 and 2018, non-cash borrowings and repayments aggregated nil and $2,583.3 million, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

In addition to the transactions described below, we completed certain other financing transactions subsequent to September 30, 2019. For additional information, see note 18.

Virgin Media Financing Transactions

In May 2019, Virgin Media issued (i) $825.0 million principal amount of U.S. dollar-denominated senior secured notes and (ii) £300.0 million ($368.7 million) principal amount of sterling-denominated senior secured notes. Virgin Media then increased the amounts issued under these notes by issuing an additional (a) $600.0 million principal amount of U.S. dollar-denominated senior secured notes in July 2019 and (b) £40.0 million ($49.2 million) principal amount of sterling-denominated senior secured notes in August 2019. The net proceeds from the issuance of these notes were used to redeem (1) $802.4 million outstanding principal amount of U.S. dollar-denominated senior secured notes under the VM Senior Secured Notes, (2) £534.1 million ($656.4 million) outstanding principal amount of sterling-denominated senior secured notes under the VM Senior Secured Notes and (3) £300.0 million outstanding principal amount of sterling-denominated senior notes under the VM Senior Notes. In connection with these transactions, Virgin Media recognized a net loss on debt modification and extinguishment of $77.2 million related to (A) the payment of $75.8 million of redemption premiums and (B) the write-off of $1.4 million of unamortized deferred financing costs, discounts and premiums.

Telenet Financing Transactions

In July 2019, Telenet prepaid €106.0 million ($115.6 million) of outstanding principal amount on a euro-denominated term loan facility under the Telenet Credit Facility, together with accrued and unpaid interest and the related prepayment premiums, which was owed to the applicable Telenet SPE and, in turn, the Telenet SPE used such proceeds to redeem €106.0 million outstanding principal amount of euro-denominated notes under the Telenet SPE Notes. This transaction was funded using existing cash and the temporary draw-down of a euro-denominated revolving credit facility under the Telenet Credit Facility. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment of $4.0 million related to (i) the payment of $3.6 million of redemption premiums and (ii) the write-off of $0.4 million of unamortized deferred financing costs and discounts.

UPC Holding Financing Transactions

In August 2019, a portion of the net proceeds from the sale of the Vodafone Disposal Group were used to prepay in full the $1,645.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the UPC Holding Bank Facility. In connection with this transaction, UPC Holding recognized a loss on debt modification and extinguishment of $15.4 million related to the write-off of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Maturities of Debt

Maturities of our debt as of September 30, 2019 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts represent U.S. dollar equivalents based on September 30, 2019 exchange rates:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2019 (remainder of year)	$799.9	$46.7	$157.2	$3.6	$1,007.4
2020	1,508.3	462.5	312.8	221.8	2,505.4
2021 (c)	715.8	28.9	12.3	943.7	1,700.7
2022	307.4	28.3	12.0	329.0	676.7
2023	190.6	23.3	11.7	13.2	238.8
2024	729.5	1.2	11.7	—	742.4
Thereafter	11,304.0	3,565.9	5,236.0	—	20,105.9
Total debt maturities (d)	15,555.5	4,156.8	5,753.7	1,511.3	26,977.3
Deferred financing costs, discounts and premiums, net	(22.8)	(20.5)	(30.7)	(13.2)	(87.2)
Total debt	$15,532.7	$4,136.3	$5,723.0	$1,498.1	$26,890.1
Current portion	$2,303.7	$508.5	$464.4	$38.1	$3,314.7
Noncurrent portion	$13,229.0	$3,627.8	$5,258.6	$1,460.0	$23,575.4
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by Telenet and Liberty Global.

(c)
The amount for Virgin Media includes certain senior secured notes that have a contractual maturity date of January 15, 2025. Interest on these senior secured notes accrues at a rate of 6.0% through January 15, 2021 and at a rate of 11.0% thereafter. In light of these terms, the above maturity table assumes that these senior secured notes will be repaid or refinanced in 2021.

(d)
Amounts include vendor financing obligations of Virgin Media ($2,202.4 million), UPC Holding ($591.0 million), Telenet ($456.3 million) and Other ($126.0 million), the majority of which are due within one year.

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
September 30, 2019
(unaudited)

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

Lease Balances

A summary of our consolidated ROU assets as of September 30, 2019 is set forth below (in millions):

Finance leases (a)	$510.3
Operating leases (b)	502.6
Total	$1,012.9
_______________

(a)
Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheet. At September 30, 2019, the weighted average remaining lease term for finance leases was 23.7 years and the weighted average discount rate was 6.1%.

(b)
Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheet. At September 30, 2019, the weighted average remaining lease term for operating leases was 7.9 years and the weighted average discount rate was 4.0%.

A summary of additions to our ROU assets during the nine months ended September 30, 2019 is set forth below (in millions):

ROU assets recorded during the period associated with:
Finance leases (a)	$47.2
Operating leases	53.9
Total	$101.1
_______________

(a)	During the nine months ended September 30, 2018, we recorded additions to our ROU assets associated with finance leases of $68.1 million.

A summary of our consolidated lease liabilities as of September 30, 2019 is set forth below (in millions):

Finance leases (a)	$586.6
Operating leases (b)	529.6
Total	$1,116.2
_______________

(a)
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	in millions
Finance lease expense:
Depreciation and amortization	$19.7	$65.0
Interest expense	8.4	25.4
Total finance lease expense	28.1	90.4
Operating lease expense (a)	36.5	103.8
Short-term lease expense (a)	2.0	6.0
Variable lease expense (b)	1.2	3.5
Total lease expense	$67.8	$203.7
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

A summary of our cash outflows from operating and finance leases recorded during the nine months ended September 30, 2019 is set forth below (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$105.7
Operating cash outflows from finance leases	25.4
Financing cash outflows from finance leases	53.7
Total cash outflows from operating and finance leases	$184.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Maturities of our operating and finance lease obligations as of September 30, 2019 are presented below. Amounts represent U.S. dollar equivalents based on September 30, 2019 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019 (remainder of year)	$36.9	$26.8
2020	113.5	99.5
2021	91.7	95.1
2022	76.7	94.9
2023	65.1	94.1
2024	53.3	52.6
Thereafter	191.2	424.6
Total payments	628.4	887.6
Less: present value discount	(98.8)	(301.0)
Present value of lease payments	$529.6	$586.6
Current portion	$103.8	$65.8
Noncurrent portion	$425.8	$520.8

Maturities of our operating and finance lease obligations as of December 31, 2018 are presented below. Amounts represent U.S. dollar equivalents based on December 31, 2018 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019	$123.9	$101.4
2020	85.4	107.3
2021	66.6	96.7
2022	54.3	94.5
2023	46.8	93.5
Thereafter	178.6	464.0
Total payments	$555.6	957.4
Amounts representing interest		(336.1)
Total finance leases		$621.3
Current portion		$78.2
Noncurrent portion		$543.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	in millions

Computed “expected” tax benefit (expense) (a)	$(98.2)	$22.4	$14.3	$37.8
Change in valuation allowances	132.8	41.2	199.2	446.5
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(49.8)	(132.9)	(216.2)	(276.2)
Non-deductible or non-taxable interest and other items	(22.3)	(60.7)	(152.2)	(80.1)
Non-deductible or non-taxable foreign currency exchange results	102.7	20.2	152.1	89.0
International rate differences (c)	(2.1)	(0.5)	13.4	8.5
Enacted tax law and rate changes	12.1	(5.5)	2.3	17.0
Mandatory Repatriation Tax	—	(172.7)	—	(1,141.2)
Other, net	(4.4)	7.2	3.3	0.2
Total income tax benefit (expense)	$70.8	$(281.3)	$16.2	$(898.5)
_______________

(a)	The statutory or “expected” tax rate is the U.K. rate of 19.0%.

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

At September 30, 2019, our unrecognized tax benefits of $856.6 million included $681.3 million of tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2019. The amount of any such reductions could range up to $260.0 million, of which approximately $95.0 million would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

We are currently undergoing income tax audits in Belgium, the Netherlands, Switzerland and the U.S. Except as noted below, any adjustments that might arise from the foregoing examinations are not expected to have a material impact on our consolidated financial position, results of operations or cash flows. In the U.S., we have received notices of adjustment from the Internal Revenue Service with respect to our 2009 and 2010 income tax returns, and have entered into the appeals process with respect to the 2009 and 2010 matters. While we believe the ultimate resolution of these proposed adjustments will not have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

On May 16, 2019, the Dutch government enacted legislation that limits certain tax consolidation provisions that apply to our Dutch tax group. The impact of these changes is not material on our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(12)    Equity

Share Repurchases. During the nine months ended September 30, 2019, we repurchased (i) 346,300 shares of our class A ordinary shares at an average price per share of $25.10 and (ii) 19,975,282 shares of our class C ordinary shares at an average price per share of $24.72, for an aggregate purchase price of $502.5 million, including direct acquisition costs. At September 30, 2019, the remaining amount authorized for share repurchases was $66.4 million.

In addition, pursuant to modified Dutch auction cash tender offers, during the third quarter of 2019 we repurchased (i) 24,002,262 shares of our class A ordinary shares at a price per share of $27.50 and (ii) 75,420,009 shares of our Class C ordinary shares at a price per share of $27.00, for an aggregate purchase price of $2.7 billion, including direct acquisition costs.

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$28.9	$9.3	$96.8	$26.0
Non-performance based incentive awards (b)	31.6	18.3	82.6	64.6
Other (c)	8.0	8.9	30.5	29.4
Total Liberty Global	68.5	36.5	209.9	120.0
Other	5.5	6.3	18.4	11.0
Total	$74.0	$42.8	$228.3	$131.0
Included in:
Other operating expense	$1.1	$1.2	$3.0	$2.2
SG&A expense	72.9	41.6	225.3	128.8
Total	$74.0	$42.8	$228.3	$131.0
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2019:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	21,469,924	$30.10	48,525,928	$28.69
Exercisable	10,716,929	$32.86	26,612,717	$30.47

Held by former Liberty Global employees:
Outstanding	1,516,954	$33.98	3,392,816	$32.09
Exercisable	1,419,944	$33.94	3,198,721	$32.00

The following table provides the aggregate number of restricted share units (RSUs), PSUs and RSAs that were outstanding as of September 30, 2019:

	Class A	Class B	Class C
Held by Liberty Global employees:
RSUs	605,319	48,786	1,206,028
PSUs	4,161,833	1,330,000	8,324,731
RSAs	—	670,000	—
Held by former Liberty Global employees:
RSUs	4,033	—	8,055
PSUs	156,622	—	313,590

2019 CEO Performance Award

In April 2019, the compensation committee of our board of directors approved the grant of RSAs and PSUs to our Chief Executive Officer (CEO) (the 2019 CEO Performance Award), comprising 670,000 RSAs and 1,330,000 PSUs, each with respect to Liberty Global Class B ordinary shares. Subject to certain terms, the RSAs will vest on December 31, 2019. Subject to forfeitures, the satisfaction of performance conditions and certain other terms, the PSUs will vest as follows: 670,000 Liberty Global Class B ordinary shares on May 15, 2020 and 660,000 Liberty Global Class B ordinary shares on May 15, 2021. Prior to vesting, our CEO may change the PSUs to a mix of Liberty Global Class A, B or C ordinary shares of comparable value. The performance criteria for the 2019 CEO Performance Award PSUs is based on the achievement of our CEO’s performance conditions, as established by the compensation committee.

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
September 30, 2019
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

(14) Restructuring Liability

A summary of changes in our restructuring liabilities during the nine months ended September 30, 2019 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination and other	Total
	in millions

Restructuring liability as of January 1, 2019, before effect of accounting change	$14.7	$8.5	$17.9	$41.1
Accounting change (a)	—	(2.4)	—	(2.4)
Restructuring liability as of January 1, 2019, as adjusted for accounting change	14.7	6.1	17.9	38.7
Restructuring charges (b)	76.8	1.1	2.9	80.8
Cash paid	(60.6)	(2.0)	(8.3)	(70.9)
Foreign currency translation adjustments and other	0.1	(0.9)	(0.8)	(1.6)
Restructuring liability as of September 30, 2019	$31.0	$4.3	$11.7	$47.0

Current portion	$29.6	$3.4	$4.0	$37.0
Noncurrent portion	1.4	0.9	7.7	10.0
Total	$31.0	$4.3	$11.7	$47.0

_______________

(a)
Amount represents restructuring liabilities related to operating leases that have been reclassified to lease liabilities in connection with our January 1, 2019 adoption of ASU 2016-02. For additional information, see note 2.

(b)
Our restructuring charges during the nine months ended September 30, 2019 included employee severance and termination costs related to certain reorganization activities of $33.5 million in U.K./Ireland, $29.9 million in Central and Corporate and $12.6 million in Switzerland.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(15)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, RSUs, RSAs, PSARs and PSUs) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	in millions, except share amounts
Numerator:
Earnings (loss) from continuing operations	$587.2	$(399.4)	$(59.3)	$(1,097.6)
Net earnings from continuing operations attributable to noncontrolling interests	(37.2)	(51.2)	(75.4)	(93.4)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders (basic and diluted EPS computation)	$550.0	$(450.6)	$(134.7)	$(1,191.0)

Denominator:
Weighted average ordinary shares outstanding (basic EPS computation)	714,234,500	793,544,759	730,476,710	787,649,342
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs, RSAs and PSUs upon vesting (treasury stock method)	3,086,122	—	—	—
Weighted average ordinary shares outstanding (diluted EPS computation)	717,320,622	793,544,759	730,476,710	787,649,342

A total of 61.1 million options, SARs, RSUs and RSAs and 25.2 million PSARs and PSUs were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2019 because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

We reported losses from continuing operations attributable to Liberty Global shareholders for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018. Therefore, the potentially dilutive effect at September 30, 2019 and 2018 of the following items were not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, RSUs and RSAs of 64.5 million and 59.2 million, respectively, and (ii) the aggregate number of PSARs and PSUs of 27.3 million and 5.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2019. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2019 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$270.8	$1,072.1	$821.3	$328.0	$17.0	$13.8	$29.5	$2,552.5
Network and connectivity commitments	348.3	415.1	261.1	70.4	39.5	36.8	704.2	1,875.4
Purchase commitments	279.4	339.0	162.0	47.7	24.2	16.8	23.5	892.6
Other commitments	11.4	16.7	3.2	1.9	0.3	0.3	1.0	34.8
Total	$909.9	$1,842.9	$1,247.6	$448.0	$81.0	$67.7	$758.2	$5,355.3

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,251.3 million and $1,251.6 million during the nine months ended September 30, 2019 and 2018, respectively.

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2019 and 2018, see note 6.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. In June 2019, Proximus filed an appeal of the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($21.8 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees (approximately €75 million ($82 million) for 2018) by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. In connection with our sale of the Vodafone Disposal Group, we will only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group. Any amount we may recover related to this matter will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposes a 17% reduction in monthly wholesale cable resale access prices for an interim period. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that will replace the interim prices. As applicable to Telenet, the proposed tariffs represent an estimated additional 25% reduction compared to the interim prices. In September 2019, Telenet submitted its comments to the Belgium Regulatory Authorities opposing the “reasonable access tariffs”. The Belgium Regulatory Authorities have indicated their intention to adopt a final decision in the fourth quarter of 2019, with the application of new tariffs in early 2020.

The 2018 Decision aims to, and in its application, may strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks. Telenet has challenged the 2018 Decision in the Brussels Court of Appeal and also initiated an action in the European Court of Justice against the European Commission’s decision not to challenge the 2018 Decision. The proceedings before the European Court of Justice, however, have been withdrawn by Telenet in order to avoid undue delays in the Brussels Court of Appeal case. In September 2019, the Brussels Court of Appeal upheld the 2018 Decision, and consequently, the above-mentioned obligations stemming from the 2018 Decision remain in place. Telenet is currently considering whether to appeal the decision further.
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities. Virgin Media has estimated its maximum exposure in the event of an unfavorable outcome to be £47 million ($58 million) as of September 30, 2019. No portion of this exposure has been accrued by Virgin Media as the likelihood of loss is not considered to be probable. A court hearing was held at the end of September 2014 in relation to the U.K. tax authorities’ challenge and the timing of a final decision is uncertain.

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
September 30, 2019
(unaudited)

In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2018, we expect the aggregate amount of this increase will be approximately £32 million ($39 million) in 2019. Beyond 2019, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government.

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

As of September 30, 2019, our reportable segments are as follows:

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
September 30, 2019
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

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

U.K./Ireland	$1,579.9	$1,667.7	$4,885.2	$5,180.8
Belgium	721.9	746.8	2,147.0	2,260.3
Switzerland	311.7	323.3	942.7	1,000.4
Central and Eastern Europe	117.2	120.3	355.4	373.1
Central and Corporate	110.5	71.9	231.4	197.4
Intersegment eliminations	(0.3)	(0.3)	(2.4)	(3.2)
Total	$2,840.9	$2,929.7	$8,559.3	$9,008.8

VodafoneZiggo JV	$1,096.9	$1,138.6	$3,275.3	$3,468.5

	Adjusted OIBDA
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

U.K./Ireland	$674.0	$742.1	$2,085.5	$2,268.3
Belgium	358.6	383.4	1,047.0	1,124.7
Switzerland	168.0	191.0	500.8	566.5
Central and Eastern Europe	58.2	60.9	173.3	185.2
Central and Corporate	(46.8)	(88.7)	(222.0)	(283.3)
Intersegment eliminations (a)	(0.3)	(4.0)	1.1	(11.5)
Total	$1,211.7	$1,284.7	$3,585.7	$3,849.9

VodafoneZiggo JV	$500.1	$515.0	$1,481.5	$1,534.7

_______________

(a)	Amounts are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Adjusted OIBDA from continuing operations	$1,211.7	$1,284.7	$3,585.7	$3,849.9
Share-based compensation expense	(74.0)	(42.8)	(228.3)	(131.0)
Depreciation and amortization	(892.9)	(929.4)	(2,754.3)	(2,934.1)
Impairment, restructuring and other operating items, net	(36.0)	(107.3)	(140.1)	(197.9)
Operating income	208.8	205.2	463.0	586.9
Interest expense	(340.1)	(363.0)	(1,071.0)	(1,118.7)
Realized and unrealized gains on derivative instruments, net	582.1	65.5	652.2	529.7
Foreign currency transaction gains, net	54.2	96.6	165.8	46.4
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	56.4	(99.6)	(90.5)	(95.3)
Losses on debt modification and extinguishment, net	(48.5)	(27.7)	(97.3)	(50.4)
Share of results of affiliates, net	(32.8)	(11.1)	(173.0)	(129.9)
Other income, net	36.3	16.0	75.3	32.2
Earnings (loss) from continuing operations before income taxes	$516.4	$(118.1)	$(75.5)	$(199.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
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

	Nine months ended September 30,
	2019	2018
	in millions

U.K./Ireland	$1,128.5	$1,495.8
Belgium	397.8	564.6
Switzerland	207.2	164.9
Central and Eastern Europe	66.2	99.1
Central and Corporate (a)	240.4	409.9
Total property and equipment additions	2,040.1	2,734.3
Assets acquired under capital-related vendor financing arrangements	(1,303.2)	(1,656.3)
Assets acquired under finance leases	(47.2)	(68.1)
Changes in current liabilities related to capital expenditures	210.4	128.6
Total capital expenditures, net	$900.1	$1,138.5

Capital expenditures, net:
Third-party payments	$976.0	$1,211.7
Proceeds received for transfers to related parties (b)	(75.9)	(73.2)
Total capital expenditures, net	$900.1	$1,138.5

Property and equipment additions - VodafoneZiggo JV	$680.4	$691.2
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
September 30, 2019
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$660.5	$703.2	$2,029.2	$2,168.0
Broadband internet	776.6	783.9	2,378.9	2,440.9
Fixed-line telephony	341.1	391.6	1,070.3	1,221.1
Total subscription revenue	1,778.2	1,878.7	5,478.4	5,830.0
Non-subscription revenue	43.6	66.4	142.1	214.4
Total residential cable revenue	1,821.8	1,945.1	5,620.5	6,044.4
Residential mobile revenue (c):
Subscription revenue (b)	235.0	254.3	694.4	747.7
Non-subscription revenue	166.0	162.5	496.0	517.2
Total residential mobile revenue	401.0	416.8	1,190.4	1,264.9
Total residential revenue	2,222.8	2,361.9	6,810.9	7,309.3
B2B revenue (d):
Subscription revenue	119.8	112.0	350.4	331.6
Non-subscription revenue	343.5	379.7	1,072.7	1,151.1
Total B2B revenue	463.3	491.7	1,423.1	1,482.7
Other revenue (e)	154.8	76.1	325.3	216.8
Total	$2,840.9	$2,929.7	$8,559.3	$9,008.8
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2019
(unaudited)

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) revenue earned from transitional and other services provided to various third parties and (iii) broadcasting revenue in Ireland.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

U.K.	$1,456.3	$1,542.9	$4,507.5	$4,792.9
Belgium	721.9	746.8	2,147.0	2,260.3
Switzerland	311.7	323.3	942.7	1,000.4
Ireland	123.6	124.8	377.7	387.9
Poland	104.9	107.6	318.3	334.0
Slovakia	12.3	12.7	37.1	39.1
Other, including intersegment eliminations	110.2	71.6	229.0	194.2
Total	$2,840.9	$2,929.7	$8,559.3	$9,008.8

VodafoneZiggo JV	$1,096.9	$1,138.6	$3,275.3	$3,468.5

(18)   Subsequent Events

Virgin Media Financing Transaction

In October 2019, Virgin Media (i) entered into a $3,300.0 million U.S. dollar-denominated term loan facility and a €750.0 million ($817.7 million) euro-denominated term loan facility and (ii) issued £400.0 million ($491.6 million) principal amount of sterling-denominated senior secured notes. The net proceeds from these transactions, together with certain other funds, were used to (a) prepay in full the $3,400.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the VM Credit Facilities and (b) redeem in full (1) $1,000.0 million outstanding principal amount of U.S. dollar-denominated senior secured notes and (2) £300.0 million ($368.7 million) outstanding principal amount of sterling-denominated senior secured notes, each under the VM Senior Secured Notes.

Telenet Financing Transaction

In October 2019, Telenet increased its commitments under (i) a U.S. dollar-denominated term loan facility by $220.0 million and (ii) a euro-denominated term loan facility by €175.0 million ($190.8 million), each under the Telenet Credit Facility. The net proceeds from these facilities were used to prepay in full the €371.0 million ($404.5 million) of outstanding principal amount on a euro-denominated term loan facility under the Telenet Credit Facility, together with accrued and unpaid interest and the related prepayment premiums, which was owed to the applicable Telenet SPE and, in turn, the Telenet SPE used such proceeds to redeem in full the €371.0 million outstanding principal amount of euro-denominated notes under the Telenet SPE Notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2019.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Part I, Item 3. Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

Overview

General

We are an international provider of video, broadband internet, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our continuing operations comprise businesses that provide residential and B2B communications services in (i) the U.K. and Ireland through Virgin Media, (ii) Belgium through Telenet and (iii) Switzerland, Poland and Slovakia through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

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

Operations

At September 30, 2019, our continuing operations owned and operated networks that passed 25,576,300 homes and served 25,175,800 revenue generating units (RGUs), consisting of 8,372,500 video subscribers, 9,329,500 broadband internet subscribers and 7,473,800 fixed-line telephony subscribers. In addition, at September 30, 2019, our continuing operations served 6,207,700 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first nine months of 2019, pursuant to the Network Extensions, our continuing operations connected approximately 458,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 351,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of these programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. For example, on June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit.” Following the failure to reach a separation deal by previous deadlines of March 29, 2019 and October 31, 2019, the E.U. granted the U.K. an additional extension until January 31, 2020. Uncertainty remains as to what kind of separation agreement, if any, may be approved by the U.K. Parliament. It is possible that the U.K. will again fail to reach a separation agreement with the E.U. by the new deadline which, absent another extension, would require the U.K. to leave the E.U. under a so-called “hard Brexit” or “no-deal Brexit” without agreements on trade, finance and other key elements. The foregoing has caused considerable uncertainty as to Brexit’s impact on the free movement of goods, services, people, data and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates and availability of capital. The effects of Brexit could adversely affect our business, results of operations, financial condition and liquidity.

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which is the De Vijver Media Acquisition on June 3, 2019. For further information, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended September 30, 2019 was to the British pound sterling and euro as 51.3% and 34.0% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three and nine months ended September 30, 2019 and 2018. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for the three and nine months ended September 30, 2019 and 2018 at the end of this section.

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

Revenue

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,579.9	$1,667.7	$(87.8)	(5.3)	$1.3	0.1
Belgium	721.9	746.8	(24.9)	(3.3)	(11.3)	(1.5)
Switzerland	311.7	323.3	(11.6)	(3.6)	(10.9)	(3.3)
Central and Eastern Europe	117.2	120.3	(3.1)	(2.6)	2.8	2.4
Central and Corporate (a)	110.5	71.9	38.6	53.7	8.6	8.0
Intersegment eliminations	(0.3)	(0.3)	—	N.M.	—	N.M.
Total	$2,840.9	$2,929.7	$(88.8)	(3.0)	$(9.5)	(0.3)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$4,885.2	$5,180.8	$(295.6)	(5.7)	$6.3	0.1
Belgium	2,147.0	2,260.3	(113.3)	(5.0)	(27.5)	(1.2)
Switzerland	942.7	1,000.4	(57.7)	(5.8)	(35.9)	(3.6)
Central and Eastern Europe	355.4	373.1	(17.7)	(4.7)	9.3	2.5
Central and Corporate (a)	231.4	197.4	34.0	17.2	(9.3)	(3.7)
Intersegment eliminations	(2.4)	(3.2)	0.8	N.M.	0.8	N.M.
Total	$8,559.3	$9,008.8	$(449.5)	(5.0)	$(56.3)	(0.6)
_______________

N.M. — Not Meaningful.

(a)	Amounts primarily include the revenue earned from transitional and other services provided to various third parties.

U.K./Ireland. The details of the decreases in U.K./Ireland’s revenue during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$6.5	$—	$6.5	$47.6	$—	$47.6
ARPU (b)	4.9	—	4.9	(12.2)	—	(12.2)
Decrease in residential cable non-subscription revenue (c)	—	(5.2)	(5.2)	—	(12.7)	(12.7)
Total increase (decrease) in residential cable revenue	11.4	(5.2)	6.2	35.4	(12.7)	22.7
Decrease in residential mobile revenue (d)	(4.8)	(0.5)	(5.3)	(2.1)	(15.5)	(17.6)
Increase (decrease) in B2B revenue (e)	3.8	(5.2)	(1.4)	13.5	(14.3)	(0.8)
Increase in other revenue	—	1.8	1.8	—	2.0	2.0
Total organic increase (decrease)	10.4	(9.1)	1.3	46.8	(40.5)	6.3
Impact of FX	(69.9)	(19.2)	(89.1)	(237.3)	(64.6)	(301.9)
Total	$(59.5)	$(28.3)	$(87.8)	$(190.5)	$(105.1)	$(295.6)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to the net effect of (i) increases in the average number of broadband internet and fixed-line telephony RGUs and (ii) decreases in the average number of video RGUs.

(b)
The changes in cable subscription revenue related to changes in ARPU are attributable to the net effect of (i) a net increase for the three-month comparison and a net decrease for the nine-month comparison due to (a) lower ARPU from fixed-line telephony services and (b) higher ARPU from broadband internet and video services and (ii) adverse changes in RGU mix.

(c)
The decreases in residential cable non-subscription revenue are primarily attributable to our operations in the U.K., including decreases in (i) revenue from late fees, (ii) installation revenue and (iii) channel carriage fees.

(d)
The decreases in residential mobile subscription revenue are primarily due to lower ARPU, partially offset by increases in the average number of mobile subscribers. The decreases in residential mobile subscription revenue also include the unfavorable impact of $3.8 million of revenue recognized during the third quarter of 2018 related to the expected recovery of certain prior-period VAT payments. The decreases in residential mobile non-subscription revenue are primarily attributable to our operations in the U.K., including the net effect of (i) decreases in revenue from mobile handset sales, which typically generate relatively low margins, and (ii) for the nine-month comparison, $5.6 million of revenue recognized during the second quarter of 2019 in connection with the sale of rights to future commission payments on customer handset insurance arrangements.

(e)
The increases in B2B subscription revenue are primarily due to increases in the average number of broadband internet SOHO subscribers in the U.K. The decreases in B2B non-subscription revenue are primarily attributable to our operations in the U.K., including the net effect of (i) lower revenue from data services, (ii) lower installation revenue, (iii) increases in revenue associated with long-term leases of a portion of our network in the U.K. and (iv) higher revenue related to business network services.

Belgium. The details of the decreases in Belgium’s revenue during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(20.5)	$—	$(20.5)	$(58.4)	$—	$(58.4)
ARPU (b)	12.3	—	12.3	44.4	—	44.4
Decrease in residential cable non-subscription revenue (c)	—	(2.1)	(2.1)	—	(6.8)	(6.8)
Total decrease in residential cable revenue	(8.2)	(2.1)	(10.3)	(14.0)	(6.8)	(20.8)
Increase (decrease) in residential mobile revenue (d)	(6.3)	8.3	2.0	(21.3)	13.7	(7.6)
Increase (decrease) in B2B revenue (e)	8.7	(16.4)	(7.7)	22.9	(29.1)	(6.2)
Increase in other revenue	—	4.7	4.7	—	7.1	7.1
Total organic decrease	(5.8)	(5.5)	(11.3)	(12.4)	(15.1)	(27.5)
Impact of acquisitions	0.3	19.5	19.8	0.8	48.4	49.2
Impact of FX	(24.1)	(9.3)	(33.4)	(101.1)	(33.9)	(135.0)
Total	$(29.6)	$4.7	$(24.9)	$(112.7)	$(0.6)	$(113.3)
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

(c)	The decreases in residential cable non-subscription revenue are primarily due to lower interconnect revenue and lower revenue from late fees.

(d)
The decreases in residential mobile subscription revenue are primarily attributable to lower ARPU. The increases in residential mobile non-subscription revenue are primarily due to increases in revenue from the sale of mobile handsets and other devices.

(e)
The increases in B2B subscription revenue are primarily due to the net effect of (i) increases in the average number of SOHO subscribers and (ii) for the nine-month comparison, lower ARPU from mobile SOHO services. The decreases in B2B non-subscription revenue are primarily due to (a) lower revenue from wholesale services and (b) decreases in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the decreases in Switzerland’s revenue during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(15.7)	$—	$(15.7)	$(55.9)	$—	$(55.9)
ARPU (b)	(6.1)	—	(6.1)	(4.0)	—	(4.0)
Decrease in residential cable non-subscription revenue (c)	—	(0.1)	(0.1)	—	(3.7)	(3.7)
Total decrease in residential cable revenue	(21.8)	(0.1)	(21.9)	(59.9)	(3.7)	(63.6)
Increase in residential mobile revenue (d)	3.2	3.8	7.0	10.7	10.2	20.9
Increase in B2B revenue (e)	0.2	3.7	3.9	1.3	5.2	6.5
Increase in other revenue	—	0.1	0.1	—	0.3	0.3
Total organic increase (decrease)	(18.4)	7.5	(10.9)	(47.9)	12.0	(35.9)
Impact of acquisitions	—	—	—	1.0	—	1.0
Impact of FX	(0.7)	—	(0.7)	(17.7)	(5.1)	(22.8)
Total	$(19.1)	$7.5	$(11.6)	$(64.6)	$6.9	$(57.7)
_______________

(a)
The decreases in residential cable subscription revenue related to changes in the average number of RGUs are attributable to declines in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to (i) adverse changes in RGU mix and (ii) net decreases due to (a) lower ARPU from fixed-line telephony services and, for the three-month comparison, video services and (b) for the nine-month comparison, higher ARPU from broadband internet and video services, including the positive impact of a $4.1 million revenue reversal recorded during the first quarter of 2018.

(c)
The decrease in residential cable non-subscription revenue for the nine-month comparison is primarily attributable to (i) a decrease in revenue associated with our Swiss sports channels and (ii) lower interconnect revenue.

(d)
The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers. The increases in residential mobile non-subscription revenue are primarily attributable to increases in revenue from mobile handset sales.

(e)	The increases in B2B non-subscription revenue are primarily attributable to higher revenue from wholesale fixed-line telephony services.

Central and Eastern Europe. The details of the decreases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$3.7	$—	$3.7	$9.8	$—	$9.8
ARPU (b)	(2.1)	—	(2.1)	(5.2)	—	(5.2)
Decrease in residential cable non-subscription revenue	—	—	—	—	(1.0)	(1.0)
Total increase (decrease) in residential cable revenue	1.6	—	1.6	4.6	(1.0)	3.6
Increase (decrease) in B2B revenue	(0.1)	1.3	1.2	2.3	3.4	5.7
Total organic increase	1.5	1.3	2.8	6.9	2.4	9.3
Impact of FX	(5.3)	(0.6)	(5.9)	(25.2)	(1.8)	(27.0)
Total	$(3.8)	$0.7	$(3.1)	$(18.3)	$0.6	$(17.7)
_______________

(a)
The increases in residential cable subscription revenue related to changes in the average number of RGUs are primarily attributable to increases in the average number of video and broadband internet RGUs in Poland.

(b)
The decreases in residential cable subscription revenue related to changes in ARPU are primarily attributable to (i) net decreases due to (a) lower ARPU from video services and (b) higher ARPU from broadband internet services in Poland and (ii) adverse changes in RGU mix.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$674.0	$742.1	$(68.1)	(9.2)	$(30.2)	(4.1)
Belgium	358.6	383.4	(24.8)	(6.5)	(8.3)	(2.2)
Switzerland	168.0	191.0	(23.0)	(12.0)	(22.7)	(11.9)
Central and Eastern Europe	58.2	60.9	(2.7)	(4.4)	0.2	0.5
Central and Corporate	(46.8)	(88.7)	41.9	47.2	10.9	18.4
Intersegment eliminations	(0.3)	(4.0)	3.7	N.M.	3.7	N.M.
Total	$1,211.7	$1,284.7	$(73.0)	(5.7)	$(46.4)	(3.5)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$2,085.5	$2,268.3	$(182.8)	(8.1)	$(55.1)	(2.4)
Belgium	1,047.0	1,124.7	(77.7)	(6.9)	(11.5)	(1.0)
Switzerland	500.8	566.5	(65.7)	(11.6)	(53.6)	(9.5)
Central and Eastern Europe	173.3	185.2	(11.9)	(6.4)	1.0	0.6
Central and Corporate	(222.0)	(283.3)	61.3	21.6	4.6	2.0
Intersegment eliminations	1.1	(11.5)	12.6	N.M.	12.6	N.M.
Total	$3,585.7	$3,849.9	$(264.2)	(6.9)	$(102.0)	(2.6)
_______________

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

U.K./Ireland	42.7%	44.5%	42.7%	43.8%
Belgium	49.7%	51.3%	48.8%	49.8%
Switzerland	53.9%	59.1%	53.1%	56.6%
Central and Eastern Europe	49.7%	50.6%	48.8%	49.6%

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
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$660.5	$703.2	$(42.7)	(6.1)	$(13.7)	(1.9)
Broadband internet	776.6	783.9	(7.3)	(0.9)	30.1	3.8
Fixed-line telephony	341.1	391.6	(50.5)	(12.9)	(33.4)	(8.5)
Total subscription revenue	1,778.2	1,878.7	(100.5)	(5.3)	(17.0)	(0.9)
Non-subscription revenue	43.6	66.4	(22.8)	(34.3)	(21.3)	(32.1)
Total residential cable revenue	1,821.8	1,945.1	(123.3)	(6.3)	(38.3)	(2.0)
Residential mobile revenue (c):
Subscription revenue (b)	235.0	254.3	(19.3)	(7.6)	(7.9)	(3.1)
Non-subscription revenue	166.0	162.5	3.5	2.2	11.6	7.1
Total residential mobile revenue	401.0	416.8	(15.8)	(3.8)	3.7	0.9
Total residential revenue	2,222.8	2,361.9	(139.1)	(5.9)	(34.6)	(1.5)
B2B revenue (d):
Subscription revenue	119.8	112.0	7.8	7.0	12.6	11.2
Non-subscription revenue	343.5	379.7	(36.2)	(9.5)	(16.7)	(4.4)
Total B2B revenue	463.3	491.7	(28.4)	(5.8)	(4.1)	(0.8)
Other revenue (e)	154.8	76.1	78.7	103.4	29.2	22.2
Total	$2,840.9	$2,929.7	$(88.8)	(3.0)	$(9.5)	(0.3)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Video	$2,029.2	$2,168.0	$(138.8)	(6.4)	$(24.2)	(1.1)
Broadband internet	2,378.9	2,440.9	(62.0)	(2.5)	77.7	3.2
Fixed-line telephony	1,070.3	1,221.1	(150.8)	(12.3)	(87.4)	(7.2)
Total subscription revenue	5,478.4	5,830.0	(351.6)	(6.0)	(33.9)	(0.6)
Non-subscription revenue	142.1	214.4	(72.3)	(33.7)	(65.6)	(30.6)
Total residential cable revenue	5,620.5	6,044.4	(423.9)	(7.0)	(99.5)	(1.6)
Residential mobile revenue (c):
Subscription revenue (b)	694.4	747.7	(53.3)	(7.1)	(12.7)	(1.7)
Non-subscription revenue	496.0	517.2	(21.2)	(4.1)	8.6	1.7
Total residential mobile revenue	1,190.4	1,264.9	(74.5)	(5.9)	(4.1)	(0.3)
Total residential revenue	6,810.9	7,309.3	(498.4)	(6.8)	(103.6)	(1.4)
B2B revenue (d):
Subscription revenue	350.4	331.6	18.8	5.7	40.0	12.0
Non-subscription revenue	1,072.7	1,151.1	(78.4)	(6.8)	(35.3)	(3.0)
Total B2B revenue	1,423.1	1,482.7	(59.6)	(4.0)	4.7	0.3
Other revenue (e)	325.3	216.8	108.5	50.0	42.6	13.6
Total	$8,559.3	$9,008.8	$(449.5)	(5.0)	$(56.3)	(0.6)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $61.7 million and $64.0 million during the three months ended September 30, 2019 and 2018, respectively, and $187.1 million and $191.1 million during the nine months ended September 30, 2019 and 2018, respectively.

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

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) revenue earned from transitional and other services provided to various third parties and (iii) broadcasting revenue in Ireland.

Total revenue. Our consolidated revenue decreased $88.8 million or 3.0% and $449.5 million or 5.0% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include increases of $19.8 million and $50.2 million, respectively, attributable to the impact of acquisitions. On an organic basis, our consolidated revenue decreased $9.5 million or 0.3% and $56.3 million or 0.6% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018.

Residential revenue. The details of the decreases in our consolidated residential revenue for the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018, are as follows:

	Three-month period	Nine-month period
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs	$(15.2)	$(27.5)
ARPU	(1.8)	(6.4)
Decrease in residential cable non-subscription revenue	(21.3)	(65.6)
Total decrease in residential cable revenue	(38.3)	(99.5)
Decrease in residential mobile subscription revenue	(7.9)	(12.7)
Increase in residential mobile non-subscription revenue	11.6	8.6
Total organic decrease in residential revenue	(34.6)	(103.6)
Net impact of acquisitions and disposals	—	1.0
Impact of FX	(104.5)	(395.8)
Total decrease in residential revenue	$(139.1)	$(498.4)

On an organic basis, our consolidated residential cable subscription revenue decreased $17.0 million or 0.9% and $33.9 million or 0.6% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are attributable to the net effect of (i) decreases from fixed-line telephony services of $33.4 million or 8.5% and $87.4 million or 7.2%, respectively, primarily attributable to lower ARPU, (ii) increases from broadband internet services of $30.1 million or 3.8% and $77.7 million or 3.2%, respectively, attributable to higher ARPU and increases in the average number of RGUs, and (iii) decreases from video services of $13.7 million or 1.9% and $24.2 million or 1.1%, respectively, attributable to the net effect of decreases in the average number of RGUs and higher ARPU.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $21.3 million or 32.1% and $65.6 million or 30.6% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily attributable to decreases in U.K./Ireland, Belgium and Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue decreased $7.9 million or 3.1% and $12.7 million or 1.7% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily due to decreases in Belgium and U.K./Ireland that were only partially offset by increases in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $11.6 million or 7.1% and $8.6 million or 1.7% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These increases are primarily attributable to revenue from sales of mobile handsets, as increases in Belgium and Switzerland were only partially offset by decreases in U.K./Ireland. Mobile handset sales typically generate relatively low margins.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $12.6 million or 11.2% and $40.0 million or 12.0% during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018. These increases are primarily due to increases in SOHO revenue in Belgium and U.K./Ireland.

On an organic basis, our consolidated B2B non-subscription revenue decreased $16.7 million or 4.4% and $35.3 million or 3.0% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily due to decreases in Belgium and U.K./Ireland.

Other revenue. On an organic basis, our consolidated other revenue increased $29.2 million or 22.2% and $42.6 million or 13.6% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These increases are primarily due to revenue earned from sales of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018 and typically generate low margins.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$500.6	$508.5	$(7.9)	(1.6)	$20.2	4.0
Belgium	167.1	167.5	(0.4)	(0.2)	(4.2)	(2.3)
Switzerland	61.5	56.3	5.2	9.2	5.5	9.8
Central and Eastern Europe	27.0	28.3	(1.3)	(4.6)	(0.2)	(0.7)
Central and Corporate	45.5	27.0	18.5	68.5	16.1	50.6
Intersegment eliminations	0.1	0.1	—	N.M.	—	N.M.
Total	$801.8	$787.7	$14.1	1.8	$37.4	4.7

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,525.0	$1,575.2	$(50.2)	(3.2)	$44.8	2.8
Belgium	500.5	516.2	(15.7)	(3.0)	(7.8)	(1.4)
Switzerland	189.6	188.4	1.2	0.6	6.5	3.5
Central and Eastern Europe	87.2	86.4	0.8	0.9	7.2	8.3
Central and Corporate	86.7	72.2	14.5	20.1	11.5	14.4
Intersegment eliminations	(0.5)	(0.1)	(0.4)	N.M.	(0.4)	N.M.
Total	$2,388.5	$2,438.3	$(49.8)	(2.0)	$61.8	2.5
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased (decreased) $14.1 million or 1.8% and ($49.8 million) or (2.0%) during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These changes include increases of $11.5 million and $23.3 million, respectively, attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $37.4 million or 4.7% and $61.8 million or 2.5%, respectively. These increases include the following factors:

•
Increases in programming and copyright costs of $12.7 million or 3.2% and $52.4 million or 4.2%, respectively, primarily due to (i) higher costs for certain premium and/or basic content, primarily due to increases in U.K./Ireland, Belgium and Poland that were only partially offset by decreases in Switzerland, and (ii) higher costs of $3.0 million and $2.3 million, respectively, in U.K./Ireland associated with the release of an accrual following the settlement of an operational contingency during the third quarter of 2018;

•
The impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in increases of $12.7 million and $23.3 million, respectively, that were fully offset by corresponding decreases in various other operating and SG&A expenses within Central and Corporate;

•
Increases in mobile handset and other device costs of $12.8 million or 15.3% and $1.7 million or 0.6%, respectively, primarily due to the net effect of (i) higher sales volumes resulting from the net impact of increases in Belgium and Switzerland, as well as an increase for the three-month comparison and a decrease for the nine-month comparison in U.K./Ireland, and (ii) a lower average cost per handset sold in U.K./Ireland; and

•
Decreases in interconnect and access costs of $1.4 million or 0.6% and $0.7 million or 0.1%, respectively, primarily due to the net effect of (i) for the nine-month comparison, higher costs of $5.3 million due to the impact of a credit recorded during the second quarter of 2018 in connection with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, (ii) decreases in interconnect and roaming costs, as decreases in Belgium were only partially offset by increases in U.K./Ireland and Switzerland, and (iii) for the nine-month comparison, lower MVNO costs in Switzerland and U.K./Ireland.

Other operating expenses

Other operating expenses include network operations, customer operations, customer care, share-based compensation and other costs related to our operations. We do not include share-based compensation in the following discussion and analysis of the other operating expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is separately discussed further below.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$210.1	$216.8	$(6.7)	(3.1)	$5.5	2.5
Belgium	95.8	99.8	(4.0)	(4.0)	1.2	1.2
Switzerland	37.1	41.1	(4.0)	(9.7)	(4.0)	(9.7)
Central and Eastern Europe	15.4	14.2	1.2	8.5	2.0	14.1
Central and Corporate	39.8	50.2	(10.4)	(20.7)	(9.8)	(19.0)
Intersegment eliminations	0.4	3.5	(3.1)	N.M.	(3.1)	N.M.
Total other operating expenses excluding share-based compensation expense	398.6	425.6	(27.0)	(6.3)	$(8.2)	(1.9)
Share-based compensation expense	1.1	1.2	(0.1)	N.M.
Total	$399.7	$426.8	$(27.1)	(6.3)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$654.2	$676.7	$(22.5)	(3.3)	$18.0	2.7
Belgium	294.6	311.3	(16.7)	(5.4)	(2.0)	(0.6)
Switzerland	116.5	122.3	(5.8)	(4.7)	(4.4)	(3.6)
Central and Eastern Europe	45.2	48.6	(3.4)	(7.0)	0.4	0.8
Central and Corporate	130.7	145.8	(15.1)	(10.4)	(9.6)	(6.5)
Intersegment eliminations	(7.3)	7.2	(14.5)	N.M.	(14.5)	N.M.
Total other operating expenses excluding share-based compensation expense	1,233.9	1,311.9	(78.0)	(5.9)	$(12.1)	(0.9)
Share-based compensation expense	3.0	2.2	0.8	36.4
Total	$1,236.9	$1,314.1	$(77.2)	(5.9)
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $27.0 million or 6.3% and $78.0 million or 5.9% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decrease during the nine-month comparison includes an increase of $5.1 million attributable to the impact of acquisitions. On an organic basis, our other operating expenses decreased $8.2 million or 1.9% and $12.1 million or 0.9%, respectively. These decreases include the following factors:

•
Increases in network infrastructure charges in U.K./Ireland of $11.4 million and $29.6 million, respectively, following an increase in the rateable value of certain of Virgin Media’s assets. For additional information, see “Other Regulatory Issues” in note 16 to our condensed consolidated financial statements;

•
Decreases in personnel costs of $7.2 million or 5.7% and $15.6 million or 3.9%, respectively, primarily due to the net effect of (i) lower staffing levels, primarily due to decreases in U.K./Ireland and Central and Corporate that were only partially offset by increases in Switzerland, (ii) lower capitalizable labor activities in U.K./Ireland and, for the nine-month comparison, Belgium, (iii) decreases in temporary personnel costs, primarily in U.K./Ireland, and (iv) higher average costs per employee, primarily in U.K./Ireland;

•
An increase (decrease) in customer service costs of $1.3 million or 1.9% and ($11.1 million) or (5.2%), respectively, primarily due to the net effect of (i) an increase for the three-month comparison and a decrease for the nine-month comparison in call center costs resulting from the net impact of decreases in Belgium and Switzerland and increases in U.K./Ireland and (ii) an increase for the three-month comparison and a decrease for the nine-month comparison in customer premises equipment refurbishment, inventory management and other supply chain costs as increases in U.K./Ireland and Poland were only partially offset by decreases in Switzerland and, for the nine-month comparison, Central and Corporate and Belgium; and

•
Decreases in service delivery platform costs of $1.5 million or 11.2% and $9.0 million or 19.1%, respectively, primarily due to decreases in customer premises equipment software costs, primarily in Central and Corporate and, for the nine-month comparison, U.K./Ireland.

SG&A expenses

SG&A expenses include human resources, information technology, general services, management, finance, legal, external sales and marketing costs, share-based compensation and other general expenses. We do not include share-based compensation in the following discussion and analysis of the SG&A expenses of our consolidated reportable segments as share-based compensation expense is not included in the performance measures of our consolidated reportable segments. Share-based compensation expense is separately discussed further below.

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$195.2	$200.3	$(5.1)	(2.5)	$5.8	2.9
Belgium	100.4	96.1	4.3	4.5	—	—
Switzerland	45.1	34.9	10.2	29.2	10.3	29.5
Central and Eastern Europe	16.6	16.9	(0.3)	(1.8)	0.8	4.7
Central and Corporate	72.0	83.4	(11.4)	(13.7)	(8.6)	(10.3)
Intersegment eliminations	(0.5)	0.1	(0.6)	N.M.	(0.6)	N.M.
Total SG&A expenses excluding share-based compensation expense	428.8	431.7	(2.9)	(0.7)	$7.7	1.7
Share-based compensation expense	72.9	41.6	31.3	75.2
Total	$501.7	$473.3	$28.4	6.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$620.5	$660.6	$(40.1)	(6.1)	$(1.4)	(0.2)
Belgium	304.9	308.1	(3.2)	(1.0)	(6.2)	(1.9)
Switzerland	135.8	123.2	12.6	10.2	15.6	12.6
Central and Eastern Europe	49.7	52.9	(3.2)	(6.0)	0.7	1.3
Central and Corporate	236.0	262.7	(26.7)	(10.2)	(15.8)	(6.0)
Intersegment eliminations	4.3	1.2	3.1	N.M.	3.1	N.M.
Total SG&A expenses excluding share-based compensation expense	1,351.2	1,408.7	(57.5)	(4.1)	$(4.0)	(0.3)
Share-based compensation expense	225.3	128.8	96.5	74.9
Total	$1,576.5	$1,537.5	$39.0	2.5
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended September 30,		Increase (decrease)		Organic increase
	2019	2018	$	%	$	%
	in millions, except percentages

General and administrative (a)	$347.6	$354.4	$(6.8)	(1.9)	$0.4	0.1
External sales and marketing	81.2	77.3	3.9	5.0	7.3	9.2
Total	$428.8	$431.7	$(2.9)	(0.7)	$7.7	1.7

	Nine months ended September 30,		Decrease		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

General and administrative (a)	$1,098.9	$1,130.0	$(31.1)	(2.8)	$5.3	0.5
External sales and marketing	252.3	278.7	(26.4)	(9.5)	(9.3)	(3.3)
Total	$1,351.2	$1,408.7	$(57.5)	(4.1)	$(4.0)	(0.3)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $2.9 million or 0.7% and $57.5 million or 4.1% during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases include increases of $7.7 million and $21.8 million, respectively, attributable to the impact of acquisitions. On an organic basis, our SG&A expenses increased (decreased) $7.7 million or 1.7% and ($4.0 million) or (0.3%), respectively. These changes include the following factors:

•
An increase (decrease) in personnel costs of ($2.7 million) or (1.4%) and $13.9 million or 2.3%, respectively, primarily due to the net effect of (i) higher average costs per employee, primarily due to increases in U.K./Ireland, Central and Corporate and Belgium, and (ii) lower staffing levels, as decreases in U.K./Ireland, Central and Corporate and Belgium were only partially offset by increases in Switzerland. A portion of the higher average costs per employee for the nine-month comparison is attributable to (a) higher severance costs in U.K./Ireland of $6.7 million associated with revisions to our operating model and decreases in senior management personnel and (b) an increase in Central and Corporate related to a $5.0 million cash bonus associated with the renewal of an existing executive employment contract on similar terms;

•
An increase (decrease) in external sales and marketing costs of $7.3 million or 9.2% and ($9.3 million) or (3.3%), respectively, primarily due to the net effect of (i) changes in costs associated with advertising campaigns and (ii) higher costs associated with third-party sales commissions, primarily in Belgium and U.K./Ireland. Advertising costs were (a) higher for the three-month comparison, primarily in U.K./Ireland and Switzerland, and (b) lower for the nine-month comparison, as decreases in U.K./Ireland and Central and Corporate were only partially offset by an increase in Switzerland; and

•
An increase (decrease) in business service and certain other costs of $2.6 million or 5.9% and ($4.6 million) or (3.3%), respectively, primarily due to the net effect of (i) for the nine-month comparison, lower costs of $6.8 million due to the impact of a reassessment of an accrual in U.K./Ireland in the second quarter of 2018 and (ii) higher consulting costs, primarily due to increases in Belgium that were only partially offset by decreases in Central and Corporate.

Share-based compensation expense (included in other operating and SG&A expenses)

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$28.9	$9.3	$96.8	$26.0
Non-performance based incentive awards (b)	31.6	18.3	82.6	64.6
Other (c)	8.0	8.9	30.5	29.4
Total Liberty Global	68.5	36.5	209.9	120.0
Other	5.5	6.3	18.4	11.0
Total	$74.0	$42.8	$228.3	$131.0
Included in:
Other operating expense	$1.1	$1.2	$3.0	$2.2
SG&A expense	72.9	41.6	225.3	128.8
Total	$74.0	$42.8	$228.3	$131.0
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

Depreciation and amortization expense

Our depreciation and amortization expense was $892.9 million and $2,754.3 million for the three and nine months ended September 30, 2019, respectively, and $929.4 million and $2,934.1 million for the three and nine months ended September 30, 2018, respectively. Excluding the effects of FX, depreciation and amortization expense increased (decreased) $8.0 million or 0.9% and ($14.0 million) or (0.5%) during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These changes are primarily due to the net effect of (i) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate and Belgium, (iii) for the nine-month period, a decrease due to accelerated depreciation in Belgium during the 2018 period and (iv) decreases due to accelerated amortization in U.K./Ireland during the 2018 periods.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $36.0 million and $140.1 million during the three and nine months ended September 30, 2019, respectively, and $107.3 million and $197.9 million during the three and nine months ended September 30, 2018, respectively.

The amounts for the 2019 periods include (i) restructuring charges of $25.3 million and $80.8 million, respectively, including $24.7 million and $76.8 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, Central and Corporate and Switzerland, (ii) for the nine-month period, impairment charges of $22.6 million related to the write-off of certain network assets in U.K./Ireland during the three months ended March 31, 2019, and (iii) aggregate direct acquisition and disposition costs of $11.6 million and $29.7 million, respectively, primarily related to the sales of the Vodafone Disposal Group and UPC DTH and costs incurred associated with the Sunrise SPA, as further described in note 4 to our condensed consolidated financial statements.

The amounts for the 2018 periods include (i) a provision for litigation of $83.1 million related to a VAT matter in the U.K. recorded during the third quarter of 2018 and (ii) restructuring charges of $8.7 million and $76.2 million, respectively, including (a) $39.2 million during the nine-month period related to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network and (b) $5.2 million and $26.7 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and, for the nine-month period, Central and Corporate.

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

Interest expense

We recognized interest expense of $340.1 million and $1,071.0 million during the three and nine months ended September 30, 2019, respectively, and $363.0 million and $1,118.7 million during the three and nine months ended September 30, 2018, respectively. Excluding the effects of FX, interest expense increased (decreased) ($6.7 million) or (1.8%) and $13.3 million or 1.2% during the three and nine months ended September 30, 2019, as compared to the corresponding periods in 2018. These changes are primarily attributable to higher weighted average interest rates that were more than offset by lower average outstanding debt balances for the three-month comparison. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions
Cross-currency and interest rate derivative contracts (a)	$567.3	$(18.4)	$549.1	$489.8
Equity-related derivative instruments:
ITV Collar	(106.8)	76.5	(7.0)	16.5
Lionsgate Forward	5.5	0.2	15.1	12.6
Sumitomo Collar	—	—	—	(11.8)
Other	0.5	0.2	0.9	2.4
Total equity-related derivative instruments (b)	(100.8)	76.9	9.0	19.7
Foreign currency forward and option contracts	116.3	6.7	94.1	20.6
Other	(0.7)	0.3	—	(0.4)
Total	$582.1	$65.5	$652.2	$529.7
_______________

(a)
The results for the 2019 periods are primarily attributable to the net effect of (i) net gains associated with changes in the relative value of certain currencies and (ii) net losses associated with changes in certain market interest rates. In addition, the results for the 2019 periods include net losses of $14.1 million and $84.8 million, respectively, resulting from changes in our credit risk valuation adjustments. The results for the 2018 periods are primarily attributable to the net effect of (a) for the nine-month period, net gains associated with changes in the relative value of certain currencies and (b) net losses associated with changes in certain market interest rates. In addition, the results for the 2018 periods includes net losses of $23.9 million and $51.8 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)	The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models.

For additional information concerning our derivative instruments, see notes 6 and 7 to our condensed consolidated financial statements and Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk below.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$309.0	$158.1	$482.8	$316.9
U.S. dollar-denominated debt issued by euro functional currency entities	(168.8)	(22.7)	(205.6)	(156.6)
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	(126.1)	(56.0)	(141.7)	(155.3)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	40.5	16.3	46.1	51.6
Euro-denominated debt issued by British pound sterling functional currency entities	(4.1)	3.2	(6.5)	0.7
Cash and restricted cash denominated in a currency other than the entity’s functional currency	11.4	(1.8)	3.3	(7.2)
Other	(7.7)	(0.5)	(12.6)	(3.7)
Total	$54.2	$96.6	$165.8	$46.4
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions
Investments:
Lionsgate	$(15.9)	$(1.5)	$(33.7)	$(44.7)
ITV	70.2	(94.5)	(17.6)	(71.6)
Casa	4.6	(6.6)	(13.8)	(5.4)
ITI Neovision	0.2	4.9	0.7	11.6
Other, net	(0.1)	13.5	(0.8)	1.1
Total investments	59.0	(84.2)	(65.2)	(109.0)
Debt	(2.6)	(15.4)	(25.3)	13.7
Total	$56.4	$(99.6)	$(90.5)	$(95.3)

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $48.5 million and $27.7 million during the three months ended September 30, 2019 and 2018, respectively, and $97.3 million and $50.4 million during the nine months ended September 30, 2019 and 2018, respectively.

The loss during the nine months ended September 30, 2019 is primarily attributable to (i) the payment of $79.4 million of redemption premiums (including $35.7 million during the third quarter) and (ii) the write-off of $17.2 million of net unamortized deferred financing costs, discounts and premiums (including $12.9 million during the third quarter).

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

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	in millions

VodafoneZiggo JV (a)	$(21.8)	$(8.5)	$(124.1)	$(98.5)
All3Media	(11.5)	(0.5)	(34.2)	(20.1)
Formula E	1.2	(0.9)	(8.7)	(8.1)
Other	(0.7)	(1.2)	(6.0)	(3.2)
Total	$(32.8)	$(11.1)	$(173.0)	$(129.9)
_______________

(a)
Amounts include the net effect of (i) interest income of $12.6 million, $14.9 million, $37.8 million and $45.1 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	in millions

Revenue	$1,096.9	$1,138.6	$3,275.3	$3,468.5
Adjusted OIBDA	$500.1	$515.0	$1,481.5	$1,534.7
Operating income	$42.1	$37.4	$130.7	$89.0
Non-operating expense (1)	$(125.8)	$(132.1)	$(537.7)	$(470.6)
Net loss	$(68.0)	$(69.8)	$(322.3)	$(283.1)
_______________

(1)	Includes interest expense of $159.6 million, $171.2 million, $488.5 million and $509.4 million, respectively.

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

Other income, net

We recognized other income, net, of $36.3 million and $16.0 million for the three months ended September 30, 2019 and 2018, respectively, and $75.3 million and $32.2 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts include interest and dividend income of $32.9 million and $2.7 million during the three-month periods, respectively, and $39.9 million and $9.3 million during the nine-month periods, respectively. Other income, net, for the three and nine months ended September 30, 2019 and 2018 also includes (i) for the 2019 nine-month period, a $25.7 million gain associated with the De Vijver Media Acquisition, representing the difference between the fair value and carrying amount of our then-existing 50% ownership interest in De Vijver Media, (ii) for the 2018 periods, a $12.5 million gain related to the formation of a joint venture in Belgium, representing the excess of the fair value of our ownership interest in the joint venture over the carrying value of the assets that we contributed, and (iii) credits related to the non-service components of our net periodic pension costs of $3.2 million and $1.0 million during the three-month periods, respectively, and $9.7 million and $11.9 million during the nine-month periods, respectively.

Income tax expense

We recognized income tax benefit (expense) of $70.8 million and ($281.3 million) during the three months ended September 30, 2019 and 2018, respectively.

The income tax benefit during the three months ended September 30, 2019 differs from the expected income tax expense of $98.2 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net positive impact of (i) a decrease in valuation allowances, including $132.0 million recorded related to the estimated realization of deferred tax assets as a result of certain restructuring activities, and (ii) non-deductible or non-taxable foreign currency exchange results. The net positive impact of these items was partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of (a) items associated with investments in subsidiaries and (b) interest and other items.

The income tax expense during the three months ended September 30, 2018 differs from the expected income tax benefit of $22.4 million (based on the U.K. blended income tax rate of 19.0%) primarily due to the net negative impact of (i) an increase in our estimated Mandatory Repatriation Tax, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of a decrease in valuation allowances.

We recognized income tax benefit (expense) of $16.2 million and ($898.5 million) during the nine months ended September 30, 2019 and 2018, respectively.

The income tax benefit during the nine months ended September 30, 2019 differs from the expected income tax benefit of $14.3 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of certain permanent differences between the financial and tax accounting treatment of (i) items associated with investments in subsidiaries and (ii) interest and other items. The net negative impact of these items was more than offset by the net positive impact of (a) a decrease in valuation allowances, including $132.0 million recorded related to the estimated realization of deferred tax assets as a result of certain restructuring activities, (b) non-deductible or non-taxable foreign currency exchange results and (c) statutory tax rates in certain jurisdictions in which we operate that are different than the U.K. statutory income tax rate.

The income tax expense during the nine months ended September 30, 2018 differs from the expected income tax benefit of $37.8 million (based on the U.K. blended income tax rate of 19.0%) primarily due to the net negative impact of (i) our estimated Mandatory Repatriation Tax, (ii) certain permanent differences between the financial and tax accounting treatment of items associated with investments in subsidiaries and (iii) certain permanent differences between the financial and tax accounting treatment of interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) a decrease in valuation allowances and (b) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended September 30, 2019 and 2018, we reported earnings (loss) from continuing operations of $587.2 million and ($399.4 million), respectively, consisting of (i) operating income of $208.8 million and $205.2 million, respectively, (ii) net non-operating income (expense) of $307.6 million and ($323.3 million), respectively, and (iii) income tax benefit (expense) of $70.8 million and ($281.3 million), respectively.

During the nine months ended September 30, 2019 and 2018, we reported losses from continuing operations of $59.3 million and $1,097.6 million, respectively, consisting of (i) operating income of $463.0 million and $586.9 million, respectively, (ii) net non-operating expense of $538.5 million and $786.0 million, respectively, and (iii) income tax benefit (expense) of $16.2 million and ($898.5 million), respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $92.2 million and $327.2 million during the three months ended September 30, 2019 and 2018, respectively, and $730.3 million and $797.3 million during the nine months ended September 30, 2019 and 2018, respectively, related to the operations of the Vodafone Disposal Group, UPC DTH and, for the 2018 periods, UPC Austria. In addition, we recognized a gain on the sale of the Vodafone Disposal Group of $12.2 billion during the third quarter of 2019 and a gain on the sale of UPC DTH of $106.6 million during the second quarter of 2019. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Net earnings attributable to noncontrolling interests decreased $14.6 million and $22.2 million during the three and nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. These decreases are primarily attributable to declines in the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$12.3
Unrestricted subsidiaries (b)	7,132.0
Total Liberty Global and unrestricted subsidiaries	7,144.3
Borrowing groups (c):
UPC Holding	105.4
Telenet	89.8
Virgin Media (d)	42.5
Total borrowing groups	237.7
Total cash and cash equivalents	$7,382.0
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $12.3 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $7,132.0 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at September 30, 2019. Our remaining cash and cash equivalents of $237.7 million at September 30, 2019 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2019, see note 9 to our condensed consolidated financial statements.

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

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the dispositions of the Vodafone Disposal Group, see note 4 to our condensed consolidated financial statements.

At September 30, 2019, our consolidated cash and cash equivalents balance included $7,340.7 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the ITV Collar Loan and (iii) principal payments on the ITV Collar Loan and the Lionsgate Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $16.9 billion at September 30, 2019 with varying maturity dates).

During the nine months ended September 30, 2019, the aggregate amount of our share repurchases, including shares repurchased pursuant to our modified Dutch auction cash tender offers, was $3.2 billion, including direct acquisition costs. At September 30, 2019, the remaining amount authorized for share repurchases was $66.4 million. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2019, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our September 30, 2019 consolidated debt to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2019 was 5.1x. In addition, the ratio of our September 30, 2019 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our annualized consolidated Adjusted OIBDA for the quarter ended September 30, 2019 was 3.6x.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. No assurance can be given that we would have sufficient sources of liquidity, or that any external funding would be available on favorable terms, or at all, to fund any such required repayment. At September 30, 2019, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2019, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $27.6 billion, including $3.4 billion that is classified as current on our condensed consolidated balance sheet and $20.4 billion that is not due until 2025 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2019. For additional information concerning our debt and finance lease maturities, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Nine months ended
	September 30,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$2,220.2	$2,707.5	$(487.3)
Net cash provided by investing activities	9,809.3	795.2	9,014.1
Net cash used by financing activities	(6,434.8)	(5,415.6)	(1,019.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(32.6)	(31.8)	(0.8)
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,562.1	$(1,944.7)	$7,506.8

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in the reported cash provided by operating activities due to FX, (ii) a decrease in cash provided due to lower cash dividends received, (iii) a decrease in cash provided due to higher cash payments related to derivative instruments, (iv) a decrease in cash provided due to higher payments for taxes, (v) an increase in cash provided due to lower payments of interest and (vi) an increase in the cash provided by our Adjusted OIBDA and related working capital items.

Investing Activities. The increase in net cash provided by our investing activities is primarily attributable to the net effect of (i) an increase in cash provided of $9,158.7 million as a result of higher net cash proceeds received from the sale of discontinued operations, (ii) a decrease in cash provided of $306.5 million as a result of cash used to fund the Vodafone Escrow Accounts and (iii) an increase in cash provided of $238.4 million due to lower capital expenditures. Capital expenditures decreased from $1,138.5 million during the first nine months of 2018 to $900.1 million during the first nine months of 2019 due to (a) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (b) a decrease due to FX.

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

	Nine months ended September 30,
	2019	2018
	in millions

Property and equipment additions	$2,040.1	$2,734.3
Assets acquired under capital-related vendor financing arrangements	(1,303.2)	(1,656.3)
Assets acquired under finance leases	(47.2)	(68.1)
Changes in current liabilities related to capital expenditures	210.4	128.6
Capital expenditures, net	$900.1	$1,138.5

Capital expenditures, net:
Third-party payments	$976.0	$1,211.7
Proceeds received for transfers to related parties (a)	(75.9)	(73.2)
Total capital expenditures, net	$900.1	$1,138.5
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The decrease in our property and equipment additions during the nine months ended September 30, 2019, as compared to the corresponding period in 2018, is due to (i) a decrease in local currency expenditures of our subsidiaries due to decreases in (a) expenditures to support new customer products and operational efficiency initiatives, (b) expenditures for the purchase and installation of customer premises equipment, (c) expenditures for new build and upgrade projects and (d) baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (ii) a decrease due to FX.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,540.7 million due to higher repurchases of Liberty Global ordinary shares, (ii) a decrease in cash used of $397.4 million related to lower net repayments of debt and finance lease obligations and (iii) a decrease in cash used of $90.3 million due to higher cash receipts related to derivative instruments.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2019	2018
	in millions

Net cash provided by operating activities of our continuing operations (a)	$2,220.2	$2,707.5
Cash payments for direct acquisition and disposition costs	23.5	14.0
Expenses financed by an intermediary (b)	1,639.2	1,423.8
Capital expenditures, net	(900.1)	(1,138.5)
Principal payments on amounts financed by vendors and intermediaries	(3,069.2)	(3,918.0)
Principal payments on certain finance leases	(57.0)	(59.0)
Adjusted free cash flow	$(143.4)	$(970.2)
_______________

(a)
Amounts include interest payments related to debt that has been repaid in connection with the completion of the dispositions of UPC Austria and the Vodafone Disposal Group. These interest payments have not been allocated to discontinued operations.

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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2019:

	Payments due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions

Debt (excluding interest)	$1,007.4	$2,505.4	$1,700.7	$676.7	$238.8	$742.4	$20,105.9	$26,977.3
Finance leases (excluding interest)	17.7	68.4	66.9	70.3	73.2	35.2	254.9	586.6
Operating leases	36.9	113.5	91.7	76.7	65.1	53.3	191.2	628.4
Programming commitments	270.8	1,072.1	821.3	328.0	17.0	13.8	29.5	2,552.5
Network and connectivity commitments	348.3	415.1	261.1	70.4	39.5	36.8	704.2	1,875.4
Purchase commitments	279.4	339.0	162.0	47.7	24.2	16.8	23.5	892.6
Other commitments	11.4	16.7	3.2	1.9	0.3	0.3	1.0	34.8
Total (a)	$1,971.9	$4,530.2	$3,106.9	$1,271.7	$458.1	$898.6	$21,310.2	$33,547.6
Projected cash interest payments on debt and finance lease obligations (b)	$154.6	$1,212.6	$1,163.5	$1,112.7	$1,091.9	$1,043.9	$2,541.6	$8,320.8
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2019 condensed consolidated balance sheet other than debt and finance and operating lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($680.2 million at September 30, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease obligations and commitments, see notes 9, 10 and 16, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2019 and 2018, see note 6 to our condensed consolidated financial statements.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2019.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2019.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2019, $6,765.7 million or 91.7% and $479.3 million or 6.5% of our consolidated cash balances were denominated in U.S. dollars and euros, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2019	December 31, 2018
Spot rates:
Euro	0.9172	0.8732
British pound sterling	0.8137	0.7846
Swiss franc	0.9979	0.9828
Hungarian forint	306.99	280.21
Polish zloty	4.0089	3.7454

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Average rates:
Euro	0.8996	0.8598	0.8900	0.8374
British pound sterling	0.8114	0.7674	0.7858	0.7405
Swiss franc	0.9858	0.9836	0.9951	0.9722
Hungarian forint	295.32	278.67	287.54	265.96
Polish zloty	3.8869	3.7004	3.8284	3.5588

Interest Rate Risks

We are exposed to changes in interest rates primarily as a result of our borrowing activities, which include fixed-rate and variable-rate borrowings by our borrowing groups. Our primary exposure to variable-rate debt is through the EURIBOR-indexed and LIBOR-indexed debt of our borrowing groups and the variable-rate debt of certain of our other subsidiaries.

In general, we enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use interest rate cap and collar agreements and swaptions that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk, generally for five years, with the later years covered primarily by swaptions. As such, the final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 6 to our condensed consolidated financial statements.

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

Weighted Average Variable Interest Rate. At September 30, 2019, the outstanding principal amount of our variable-rate indebtedness aggregated $10.0 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 4.1%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $50.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2019, an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £595 million ($731 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc, Polish zloty and Hungarian forint relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €386 million ($421 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €240 million ($262 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €94 million ($102 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency derivative contracts by approximately €338 million ($369 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency, interest rate cap and swap contracts by approximately €99 million ($108 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2019
		2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(285.4)	$9.9	$(27.5)	$54.4	$(3.2)	$(63.5)	$(14.0)	$(329.3)
Principal-related (b)	5.5	43.6	(122.1)	(181.8)	(196.3)	(102.3)	(1,023.1)	(1,576.5)
Other (c)	23.0	(67.7)	(469.0)	(182.0)	—	—	—	(695.7)
Total	$(256.9)	$(14.2)	$(618.6)	$(309.4)	$(199.5)	$(165.8)	$(1,037.1)	$(2,601.5)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2019. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2019 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs		Approximate dollar value of shares that may yet be purchased under the plans or programs

September 1, 2019 through September 30, 2019:
Class A	24,002,262	$27.50	24,002,262	(b)	(c)
Class C	75,420,009	$27.00	75,420,009	(b)	(c)
Total — July 1, 2019 through September 30, 2019:
Class A	24,002,262	$27.50	24,002,262		(c)
Class C	75,420,009	$27.00	75,420,009		(c)
_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)	Pursuant to modified Dutch auction tender offers announced August 7, 2019, which expired on September 10, 2019.

(c)	At September 30, 2019, the remaining amount authorized for share repurchases was $66.4 million under our most recent share repurchase program.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Amended Sale and Purchase Agreement dated as of May 9, 2018, as amended, by and among Liberty Global plc and Vodafone Group plc and certain of their respective subsidiaries (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2019 (File No. 001-35961)).

4 — Instruments Defining the Rights of Securities Holders, including Indentures

4.1
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

4.2
Additional Facility AN3 Accession Agreement dated October 3, 2019 and entered into between, among others Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 9, 2019 (File No. 001-35961) (the October 9, 2019 8-K)).

4.3
Additional Facility AO3 Accession Agreement dated October 3, 2019 and entered into between, among others Telenet International Finance S.á.r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the October 9, 2019 8-K).

4.4
Additional N Facility Accession Deed dated October 4, 2019, between Virgin Media Investment Holdings Limited as the Company, Virgin Media Bristol LLC as the Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional N Facility Lender (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 10, 2019 (File No. 001-35961) (the October 10, 2019 8-K)).

4.5
Additional O Facility Accession Deed dated October 4, 2019, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Facility O Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional O Facility Lender (incorporated by reference to Exhibit 4.2 to the October 10, 2019 8-K).

4.6
SFA/ICA Accession Deed dated October 21, 2019, among UPC Poland Holding B.V., UPC Polska Sp. z o. o., UPC Poland Property Sp. z o. o., Liberty Global Europe Holdco 2 B.V., and The Bank of Nova Scotia as the Facility Agent and Security Agent, to the Amended Credit Agreement to Senior Secured Credit Facility Agreement originally dated January 16, 2004 (as amended and restated from time to time, including the Supplemental Deed dated November 29, 2017).*

10 — Material Contracts

10.1	Form of Share Appreciation Rights Agreement between Registrant and our CEO under the Liberty Global 2014 Incentive Plan (as amended and restated from time to time) (the Incentive Plan).*

10.2	Form of Performance Share Appreciation Rights Agreement between Registrant and our CEO under the Incentive Plan.*

10.3	Form of Restricted Share Units Agreement under the Incentive Plan.*

10.4	Form of Performance Restricted Share Units Agreement under the Incentive Plan.*

10.5	Form of Performance Restricted Share Units Agreement between Registrant and our CEO under the Incentive Plan.*

10.6	Form of Restricted Share Units Agreement (SHIP) under the Incentive Plan.*

10.7	Form of Restricted Share Units Agreement (SHIP) between Registrant and our CEO under the Incentive Plan.*

10.8	Performance Grant Award Agreement under the Incentive Plan dated as of May 15, 2019, between the Registrant and our CEO.*

10.9	Restricted Share Award Agreement under the Incentive Plan dated as of May 15, 2019, between the Registrant and our CEO.*

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	November 6, 2019	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 6, 2019	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer