Form 10-K
period 2019-12-31
Liberty Global plc
filed 2020-02-13
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $18.5 billion.
The number of outstanding ordinary shares of Liberty Global plc as of January 31, 2020 was: 181,568,323 shares of class A ordinary shares, 12,151,526 shares of class B ordinary shares and 438,884,260 shares of class C ordinary shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2020 Annual General Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

LIBERTY GLOBAL PLC
2019 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS

Who We Are
We are Liberty Global plc (Liberty Global), an international broadband and television company. We are focused on building a strong convergence of fixed and mobile communication opportunities and we are constantly striving to enhance and simplify our customers’ lives through quality services and products that give them the freedom to connect, converse, work and be entertained anytime, anywhere they choose.

Liberty Global has consolidated operations in six European countries serving 10.7 million customers in Europe at December 31, 2019. Our primary business operations are listed below, all of which we consolidate, with the exception of the VodafoneZiggo JV (defined below).

Brand	Entity	Location	Ownership
	Virgin Media	United Kingdom & Ireland	100.0%
	Telenet	Belgium	60.2%
	UPC Holding	Switzerland, Poland, Slovakia	100.0%
	VodafoneZiggo	Netherlands	50.0%
General Development of Business
As a result of a series of mergers that were completed on June 7, 2013, Liberty Global became the publicly-held parent company of the successors by merger of Liberty Global, Inc. (the predecessor to Liberty Global) and Virgin Media Inc. (Virgin Media). In the following text, the terms “we”, “our”, “our company” and “us” may refer, as the context requires, to Liberty Global (or its predecessor) or collectively to Liberty Global (or its predecessor) and its subsidiaries. Unless otherwise indicated, convenience translations into United States (U.S.) dollars are calculated as of December 31, 2019, and operational data, including subscriber statistics and ownership percentages, are as of December 31, 2019.
Expansion and Acquisitions

We have expanded our broadband footprint through new build projects and strategically selected acquisitions. Our new build projects consist of network extension programs pursuant to which we connect additional homes and businesses to our broadband communications network (Network Extensions). Our investment in Network Extensions is critical not only for our business to grow, but also for the countries and communities in which we operate. The Network Extensions, together with upgrades to our existing networks and next generation customer premises equipment, provide our customers the means to enter the gigaworld society. During 2019, through our Network Extensions, our continuing operations connected approximately 649,000 additional residential and commercial premises (excluding upgrades) to our networks, including approximately 505,000 residential and commercial premises connected by Virgin Media in the United Kingdom (U.K.), and Ireland. We expect to continue the Network Extensions in 2020. Depending on a variety of factors, however, including the financial and operations results of our new build programs, the Network Extensions may be continued, modified or cancelled at our discretion.

Over the past five years, we have also completed several strategic acquisitions. We made these acquisitions in order to execute on our strategy to build broadband communications and mobile businesses that have strong prospects for future growth. Our significant acquisitions include:

•
On June 3, 2019, Telenet Group Holding N.V. (Telenet) acquired the remaining 50.0% of De Vijver Media NV (De Vijver Media) that it did not already own (the De Vijver Media Acquisition). De Vijver Media provides content production, broadcasting and advertising services in Belgium.

•	On June 19, 2017, Telenet acquired Coditel Brabant sprl, operating under the brand name SFR BeLux (SFR BeLux), which provided broadband operations in Belgium (Brussels and Wallonia) and Luxembourg.

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
Dispositions

We have completed the following dispositions during the past five years:

•
On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone Group plc (Vodafone). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services to Vodafone for a period of up to four years. These services principally comprise network and information technology-related functions.

•
On May 2, 2019, we completed the sale of our direct-to-home satellite (DTH) operations, which serves customers in Hungary, the Czech Republic, Slovakia and Romania (UPC DTH) to M7 Group (M7). In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions.

•
On July 31, 2018, we completed the sale of our Austrian operations (UPC Austria) to Deutsche Telekom AG (Deutsche Telekom). In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions.

•
On December 29, 2017, we effected the split-off of our LiLAC Group (the Split-off Transaction) by distributing 100% of the common shares of Liberty Latin America to holders of our then LiLAC ordinary shares. The “LiLAC Group” consisted of our businesses, assets and liabilities in Latin America and the Caribbean, including C&W, VTR.com SpA, a 60% interest in Liberty Cablevision of Puerto Rico LLC and related cash and cash equivalents and indebtedness. Following such distribution, the LiLAC Shares were redesignated as deferred shares (with virtually no economic rights) and subsequently canceled. In connection with the Split-off Transaction, Liberty Latin America became a separate publicly traded company.

•
On December 31, 2016, our company and Vodafone contributed our respective operations in the Netherlands to VodafoneZiggo Group Holding B.V., a 50:50 joint venture (referred to herein as the VodafoneZiggo JV). We treat the VodafoneZiggo JV as an equity investment.

For additional information on our more recent dispositions, see note 6 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K. We have also completed various other smaller dispositions in the normal course of business and as required by regulatory authorities in connection with approving certain of our acquisitions.

Equity Transactions

Pursuant to our share repurchase programs authorized by our board of directors, we have repurchased a significant amount of our shares since our inception in 2005. During 2019, our share repurchases were:

Title of shares	Number of shares	Average price paid per share(2)	Aggregate purchase price(2)
			in millions

Class A ordinary shares(1)	24,348,562	$27.61	$672.4
Class C ordinary shares(1)	95,395,291	$26.64	$2,541.3
_______________

(1)
Includes repurchases made pursuant to modified Dutch auction cash tenders, including 24,002,262 shares of our class A ordinary shares at a per share price of $27.50 and 75,420,009 shares of our class C ordinary shares at a price per share of $27.00, for an aggregate purchase price of $2.7 billion, including direct acquisition costs.

(2)	Includes direct acquisition costs.
At December 31, 2019, the remaining amount authorized for share repurchases was $66.4 million. In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases. For a further description of our share repurchases, see note 14 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

Forward Looking Statements
Certain statements in this Annual Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to Network Extensions), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed under Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

•	economic and business conditions and industry trends in the countries in which we or our affiliates operate;

•	the competitive environment in the industries in the countries in which we or our affiliates operate, including competitor responses to our products and services;

•	fluctuations in currency exchange rates and interest rates;

•	instability in global financial markets, including sovereign debt issues and related fiscal reforms;

•	consumer disposable income and spending levels, including the availability and amount of individual consumer debt;

•	changes in consumer television viewing and broadband usage preferences and habits;

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

•
our ability to obtain regulatory approval and shareholder approval and satisfy other conditions necessary to close acquisitions and dispositions and the impact of conditions imposed by competition and other regulatory authorities in connection with acquisitions;

•
our ability to successfully acquire new businesses and, if acquired, to integrate, realize anticipated efficiencies from, and implement our business plan with respect to, the businesses we have acquired or that we expect to acquire;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.K., the U.S. or in other countries in which we or our affiliates operate;

•	changes in laws and government regulations that may impact the availability and cost of capital and the derivative instruments that hedge certain of our financial risks;

•	our ability to navigate the potential impacts on our business of the U.K.’s departure from the E.U.;

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

Narrative Description of Business
We are a leading international telecommunications company with a commitment to providing our customers the “best in class” communications and entertainment services. These services are delivered to our residential and business customers over our networks and include broadband internet, video, telephony and mobile services. We deliver mobile services as a mobile network operator through Telenet and as a MVNO through third-party networks. We design our services to enable our customers to access the digital world on their own terms and at their own pace. In most of our footprint, the core of our offer is “triple-play”, which we use to describe bundled services of broadband internet, digital video and telephony in one subscription. We have been enhancing this offer by expanding our services to include mobile services for a “quad-play” or fixed-mobile convergence service in most of our markets. Available service offerings depend, in particular, on the bandwidth capacity of a particular system. In certain markets, we also offer video services through fiber-to-the-home networks.
Our continuing operations provide residential and business telecommunication services in the U.K. and Ireland through Virgin Media, Belgium through Telenet, and Switzerland, Poland and Slovakia through various wholly-owned subsidiaries that we collectively refer to as “UPC Holding”. In terms of video subscribers, we operate the largest cable network in each of these countries, except in Poland, where we operate the second largest cable network. We also have investments in the VodafoneZiggo JV, which operates the largest cable network in the Netherlands, and in various content businesses.
A breakdown of our revenue by major category for our consolidated reportable segments appears in note 20 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
By connecting our customers through our telecommunication services, we recognize that we are a global corporate citizen and that we play a role in addressing the environmental impacts generated through our business. By seeking to address these issues, we strengthen our company and provide strong benefits to the communities in which we operate. This includes enhancing the energy efficiency of all our operations, with a focus on energy use, carbon emissions and management of electronic waste. In 2018 alone we avoided 4,809 metric tons of carbon emissions and saved close to $290 million through our various sustainability programs. By the end of 2018, we were 20 times more carbon efficient than our base year 2012. We are also working with our major cable partners to innovate and power the network of tomorrow through the Society of Cable Telecommunications Engineers Energy2020 initiative. Additionally, we are proud to confirm that in 2018 we refurbished 2.6 million set-top boxes and modem units, avoiding 4,213 metric tons of waste that would otherwise have ended up in a landfill. We also recognize that coding skills and other technology-based jobs of the future are essential to our industry. As a result, we have partnered with the CoderDojo Foundation, a global community of free coding clubs for children age 7-17. Our support for CoderDojo is enabling the next generation of creators, improving their long-term career prospects. We are also working with European Schoolnet to raise awareness of teachers on educational resources available for them to help address online issues teenagers are facing. These efforts are being recognized by many independent analysts. We received bronze class distinction in the Dow Jones Sustainability Index for our sustainability performance in 2019, placing third overall in our sector, while our subsidiary in Belgium, Telenet, was once again the sector leader. Corporate responsibility is a key part of who we are, and we are committed to continuing our efforts to reduce the environmental impacts of our business.

Liberty Global Statistics

The following tables present certain operating data as of December 31, 2019, with respect to the networks of our consolidated subsidiaries. The following tables reflect 100% of the data applicable to each of our subsidiaries regardless of our ownership percentage.

Consolidated Operating Data - December 31, 2019

	Homes Passed (1)	Fixed-Line Customer Relationships (2)	Total RGUs (3)		Video
				Internet Subscribers (4)	Basic Video Subscribers (5)	Enhanced Video Subscribers (6)	Total Video	Telephony Subscribers (7)	Mobile Subscribers (8)

United Kingdom	14,894,400	5,518,100	13,563,900	5,271,000	—	3,687,400	3,687,400	4,605,500	3,179,500
Belgium	3,385,200	2,072,100	4,743,500	1,664,400	164,700	1,701,900	1,866,600	1,212,500	2,808,400
Switzerland (9)	2,372,800	1,038,800	2,179,800	661,400	418,700	593,200	1,011,900	506,500	200,700
Ireland	939,900	435,400	993,700	378,200	—	280,400	280,400	335,100	97,600
Poland	3,547,800	1,483,800	3,167,600	1,229,600	196,600	1,067,000	1,263,600	674,400	9,000
Slovakia	619,000	193,000	399,000	140,600	28,800	142,500	171,300	87,100	—
Total	25,759,100	10,741,200	25,047,500	9,345,200	808,800	7,472,400	8,281,200	7,421,100	6,295,200

__________________

(1)
Homes Passed are homes, residential multiple dwelling units or commercial units that can be connected to our networks without materially extending the distribution plant. Certain of our Homes Passed counts are based on census data that can change based on either revisions to the data or from new census results. Due to the fact that we do not own the partner networks (defined below) used in Switzerland (see note 10 below), we do not report homes passed for Switzerland’s partner networks.

(2)
Fixed-Line Customer Relationships are the number of customers who receive at least one of our broadband internet, video or telephony services that we count as Revenue Generating Units (RGUs), without regard to which or to how many services they subscribe. Fixed-Line Customer Relationships generally are counted on a unique premises basis. Accordingly, if an individual receives our services in two premises (e.g., a primary home and a vacation home), that individual generally will count as two Fixed-Line Customer Relationships. We exclude mobile-only customers from Fixed-Line Customer Relationships.

(3)
RGU is separately a Basic Video Subscriber, Enhanced Video Subscriber, Internet Subscriber or Telephony Subscriber (each as defined and described below). A home, residential multiple dwelling unit, or commercial unit may contain one or more RGUs. For example, if a residential customer in our U.K. market subscribed to our enhanced video service, fixed-line telephony service and broadband internet service, the customer would constitute three RGUs. Total RGUs is the sum of Basic Video, Enhanced Video, Internet and Telephony Subscribers. RGUs generally are counted on a unique premises basis such that a given premises does not count as more than one RGU for any given service. On the other hand, if an individual receives one of our services in two premises (e.g., a primary home and a vacation home), that individual will count as two RGUs for that service. Each bundled cable, internet or telephony service is counted as a separate RGU regardless of the nature of any bundling discount or promotion. Non-paying subscribers are counted as subscribers during their free promotional service period. Some of these subscribers may choose to disconnect after their free service period. Services offered without charge on a long-term basis (e.g., VIP subscribers or free service to employees) generally are not counted as RGUs. We do not include subscriptions to mobile services in our externally reported RGU counts. In this regard, our RGU counts exclude our separately reported postpaid and prepaid mobile subscribers.

(4)
Internet Subscriber is a home, residential multiple dwelling unit or commercial unit that receives internet services over our networks, or that we service through a partner network. In Switzerland, we offer a 2 Mbps internet service to our Basic and Enhanced Video Subscribers without an incremental recurring fee. Our Internet Subscribers in Switzerland include 70,400 subscribers who have requested and received this service.

(5)
Basic Video Subscriber is a home, residential multiple dwelling unit or commercial unit that receives our video service over our broadband network either via an analog video signal or via a digital video signal without subscribing to any recurring monthly service that requires the use of encryption-enabling technology. Encryption-enabling technology includes smart cards, or other integrated or virtual technologies that we use to provide our enhanced service offerings. We count RGUs on a unique premises basis. In other words, a subscriber with multiple outlets in one premises is counted as one RGU and a subscriber with two homes and a subscription to our video service at each home is counted as two RGUs. We have approximately 27,900 “lifeline” customers that are counted on a per connection basis, representing the least expensive regulated tier of video cable service, with only a few channels.

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

(7)
Telephony Subscriber is a home, residential multiple dwelling unit or commercial unit that receives voice services over our networks, or that we service through a partner network. Telephony Subscribers exclude mobile telephony subscribers. In Switzerland, we offer a basic phone service to our Basic and Enhanced Video Subscribers without an incremental recurring fee. Our Telephony Subscribers in Switzerland include 183,300 subscribers who have requested and received this service.

(8)
Our Mobile Subscriber count represents the number of active subscriber identification module (SIM) cards in service rather than services provided. For example, if a Mobile Subscriber has both a data and voice plan on a smartphone this would equate to one Mobile Subscriber. Alternatively, a subscriber who has a voice and data plan for a mobile handset and a data plan for a laptop would be counted as two Mobile Subscribers. Customers who do not pay a recurring monthly fee are excluded from our Mobile Subscriber counts after periods of inactivity ranging from 30 to 90 days, based on industry standards within the respective country. In a number of countries, our Mobile Subscribers receive mobile services pursuant to prepaid contracts. As of December 31, 2019, our Mobile Subscriber count included 444,600 and 263,900 prepaid Mobile Subscribers in Belgium and the U.K., respectively.

(9)
Pursuant to service agreements, Switzerland offers broadband internet, enhanced video and telephony services over networks owned by third-party cable operators (“partner networks”). A partner network RGU is only recognized if there is a direct billing relationship with the customer. At December 31, 2019, Switzerland’s partner networks account for 118,300 Fixed-Line Customer Relationships, 299,300 RGUs, which include 109,400 Internet Subscribers, 104,200 Enhanced Video Subscribers and 85,700 Telephony Subscribers.

Subscribers to our enhanced video services provided over partner networks receive basic video services from the partner networks as opposed to our operations.
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
In Belgium, Telenet leases a portion of its network under a long-term finance lease arrangement. These tables include operating statistics for Telenet’s owned and leased networks.
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

Products and Services

WiFi and Internet Services
Connectivity is a building block for vibrant communities. Our fiber-rich broadband network is the backbone of our business and the basis of our connectivity strategy. To meet our customers’ expectations to be seamlessly connected, we are investing in the expansion of our broadband network, mobile and WiFi solutions and customer premises equipment.

Internet speed is of crucial importance to our customers, as they spend more time streaming video and other bandwidth-heavy services on multiple devices. Our extensive broadband network enables us to deliver ultra high-speed internet service across our markets. Our residential subscribers access the internet via cable modems connected to their internet capable devices, or wirelessly via a WiFi gateway device. We offer multiple tiers of broadband internet service ranging from a basic service of 50 Mbps in Slovakia to an ultra high-speed internet service of 1 Gbps in parts of the Netherlands through the VodafoneZiggo JV, Belgium, Switzerland and parts of Poland and Slovakia, and speeds up to 1.1 Gbps in parts of the U.K.

The speed of service depends on the location and the tier of service selected. In addition, by leveraging our existing fiber-rich broadband networks and our Network Extensions, we are in a position to deliver gigabit services by deploying the next generation DOCSIS 3.1 technology. We currently offer this technology in the U.K., parts of the Netherlands through the VodafoneZiggo JV, Poland and Slovakia. By using DOCSIS 3.1, we can extend our download speeds to at least 1 Gbps where deployed. DOCSIS 3.1 technology improves not only our internet speed offers but also allows for network growth. DOCSIS technology is an international standard that defines the requirements for data transmission over a cable system. Currently, our ultra high-speed internet service is based primarily on DOCSIS 3.1 technology.

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
Our "Connect Box" is a dedicated connectivity device that delivers superior in-home WiFi coverage. It is our next generation WiFi and telephony gateway that enables us to maximize the impact of our ultrafast broadband networks by providing reliable wireless connectivity anywhere in the home. It has an automatic WiFi optimization function, which selects the best possible wireless frequency at any given time. This gateway can be self-installed and allows customers to customize their home WiFi service. Our Connect Box is available in all our markets, and currently, approximately 72% of our customers have a Connect Box. In addition to our markets, we distribute Connect Box to other markets in Europe, Latin America and the Caribbean, connecting almost 14 million homes. Robust wireless connectivity is increasingly important with our customers spending more and more time using bandwidth-heavy services on multiple devices. In Belgium, Switzerland and the U.K., we also offer a connect app that allows our customers to find their best WiFi access. In addition, WiFi boosters are available in all our markets to optimize connectivity. We also brought to market and are looking to expand the availability of our new Gigabit Connect Box based on DOCSIS 3.1 technology that provides even better in-home WiFi service to customers.

In all of our markets, we have deployed community WiFi via routers in the home (the Community WiFi), which provides secure access to the internet for our customers. Community WiFi is enabled by a cable modem WiFi access point (WiFi modem) in a Connect Box, a set-top box or a Horizon box of our internet customers. The Community WiFi is created through the sharing of access to the public channel of our customers’ home wireless routers. The public channel is a separate network from the secure private network used by the customer within the home and is automatically enabled when the WiFi modem is installed. Public WiFi access points (covering train stations, hotels, bars, restaurants and other public places) are also available for no additional cost.

Video Services

Our video service is, and continues to be, one of the foundations of our product offerings in our markets. Our cable operations offer multiple tiers of digital video programming and audio services starting with a basic video service. Subscribers to our basic video service pay a fixed monthly fee and receive digital or analog video channels (including a limited number of high definition (HD) and ultra high definition 4K resolution (4K) channels) and several digital and analog radio channels, as well as an electronic programming guide. In Poland, where our basic digital service is unencrypted, the cost of our digital service is the same cost as the monthly fee of our analog service. In the markets where we encrypt our basic digital service, our digital service is generally offered at an incremental cost equal to or slightly higher than the monthly fee for our basic analog service. We tailor our video services in each country of operation based on programming preferences, culture, demographics and local regulatory requirements.
We also offer a variety of premium channel packages to meet the special interests of our subscribers. For an additional monthly charge, a subscriber may upgrade to one of our extended digital tier services and receive an increased number of video and radio channels, including the channels in the basic tier service and additional HD and 4K channels. Digital subscribers may also subscribe to one or more packages of premium channels for an additional monthly charge. Our channel offerings include general entertainment, sports, movies, documentaries, lifestyles, news, adult, children and ethnic and foreign channels. Subscribers to our digital services also receive the channels available through our limited analog services, which are available in Belgium, Poland and Slovakia. In all of our broadband operations, we continue to upgrade our systems to expand our digital services and encourage our analog subscribers to convert to a basic digital or premium digital service.
Discounts to our monthly service fees are available to any subscriber who selects a bundle of two or more of our services (bundled services): video, internet, fixed-line telephony and, in most of our markets, mobile services. Bundled services consist of double-play for two services, triple-play for three services and, where available, quad-play for four services.
To meet customer demands, we have enhanced our video services with various products that enable our customers to control when, where and how they watch their programming. These products range from digital video recorders (DVRs) to multimedia home gateway systems such as "Horizon TV", as well as various mobile applications (apps). Horizon TV is a next generation multimedia home gateway (decoder box) based on a digital television platform that is capable of distributing video, voice and data content throughout the home and to multiple devices. It has a sophisticated user interface that enables customers to view and share, across multiple devices, linear channels, video-on-demand (VoD) programming and personal media content, and to pause, replay and record programming. The Horizon TV gateway can act as an internet router that allows access to digital video content available on the television via other devices, such as laptops, smart phones and tablets.
In 2018 and 2019, we introduced our latest set top boxes in various of our markets, which are capable of delivering 4K and enhanced high dynamic range or HDR video content. These set top boxes carry the next generation Horizon TV user interface that we call “Horizon 4”. Horizon 4 is a multiscreen entertainment platform that combines linear television, VoD and mobile viewing. In addition to the features of Horizon TV, Horizon 4 allows customers to pause a program, series or movie and seamlessly continue watching from where they left off on another device, whether a television, tablet, smart phone or laptop. Customers also have access to cloud storage for up to 2,000 hours of recording, as well as our Replay TV service (described below). Customers can control their Horizon 4 enabled set-top box with voice commands using the accompanying remote control. Horizon 4 is marketed under the name “Telenet TV-Box” in Belgium, “UPC TV” in Switzerland and “MediaBox Next” in the Netherlands through the VodafoneZiggo JV. We intend to continue the roll out of Horizon 4 capabilities in the rest of our footprint.
For our Horizon TV and Horizon 4 subscribers, we offer various features and functionalities, including television apps for various online services (such as YouTube, Netflix, social platforms, sports experience, music, news and games). In almost all of our operations, we also offer an online mobile app for viewing on a second screen that is based on our “Horizon Go” platform. Horizon Go is available on mobile devices (iOS, Android and Windows) and via an internet portal and allows video customers to view linear channels, VoD and Replay TV, with a substantial part of this content available outside of the home. In a number of markets, Horizon Go is also available on third-party devices, including Amazon Fire, Android TV and Apple TV. Additionally, Horizon Go has a “Download to Go” feature in a number of markets that allows the consumer to take content with them on their device. For Horizon TV and Horizon 4 customers, when in the home, the second screen device can act as a remote control. Through Horizon Go, customers have the ability to remotely schedule the recording of a television program on their Horizon TV or Horizon 4 box at home.
We offer Horizon TV in the Netherlands through the VodafoneZiggo JV, Switzerland, Ireland and Poland. In most of our other European operations, we provide a Horizon TV-like experience through a remotely upgraded version of the software on the customer’s set-top box. After the upgrade, these boxes offer several features of the Horizon TV product. We refer to this upgrade as “Horizon Lite”, although it is locally marketed as Horizon TV, except in Belgium where it is marketed as “Digital TV”. Some of the Horizon TV features are not available on our Horizon Lite systems, such as recommendation-based content and the ability to access video content on other devices in the home. We intend to continue to improve the Horizon TV user experience with new functionality and software updates.
In the U.K., we offer a multimedia home gateway based on the TiVo platform under a strategic partnership agreement with TiVo Inc. Through the TiVo platform, we offer our U.K. customers a basic set-top box or the Virgin Media V6 box. Both boxes provide television and broadband internet capabilities. Similar to Horizon 4, the Virgin Media V6 box combines 4K video, including high dynamic range, with improved streaming functionalities and more processing power. The Virgin Media V6 box allows customers to record six channels simultaneously while watching a seventh. Customers can also start watching programming on one television and pick up where they left off on other TiVo boxes in another room or through an app on their smart phones and tablets. Over 60% of our U.K. customers have the Virgin Media V6 box. In addition to the video service on their TiVo gateway device, our customers in the U.K. also have access to a comprehensive internet streaming video service called “Virgin TV Go”. This service, which is available via a mobile app or an internet portal, allows our video customers to stream real-time TV channels and watch VoD content anywhere they have an internet connection. Our enhanced video customers can also download certain on-demand programs to their compatible devices for off-line viewing via the Virgin TV Go app.
In Belgium, Telenet launched Telenet TV Box utilizing the Horizon 4 platform in 2019, as well as an enhanced multiscreen service based on Horizon Go. Telenet also offers customers access to live TV streaming and various other content sources such as VoD via its “Yelo Play” app, which is available via iOS and Android smart phones and tablets. Digital TV set-top boxes and Yelo Play offer a Horizon TV-like user interface that allow Telenet's enhanced video customers to remotely manage their DVR, view programs remotely (up to seven days after the original broadcast) and access VoD with a laptop, smart phone or tablet in or out of the home.

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

In most of our markets, we offer transactional VoD giving subscribers access to thousands of movies and television series. In several of our markets, our subscription VoD service is included in our enhanced video services accessed through the Horizon TV platform. This service is tailored to the specific market based on available content, consumer preferences and competitive offers, and includes various programming, such as music, kids, documentaries, adult, sports and TV series. In Belgium, the service is marketed as “Play” and “Play More”. We continue to develop our VoD services to provide a growing collection of programming from local and international suppliers, such as ABC/Disney, A+E Networks, NBC/Universal, CBS/Paramount, Discovery, the BBC, Warner and Sony, among others. Customers who subscribe to an extended digital tier generally receive a VoD enabled set-top box without an additional monthly charge. In addition, in many of our markets we offer premium over the top (OTT) services like Netflix and Amazon Prime Video via certain of our set-top boxes.

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
In the U.K., Switzerland, Ireland and Poland, where we provide our mobile telephony services as MVNOs, we lease a third-party’s radio access network and own the core network, including switching, backbone and interconnections. These arrangements permit us to offer our customers in these markets mobile services without having to build and operate a cellular radio tower network.
Our MVNO partners are:

Country	Partner
U.K.	BT / EE(1)
Switzerland	Swisscom(2)
Ireland	Three (Hutchison)
Poland	Orange/Play
____________

(1)
Our U.K. operations agreed to a new MVNO agreement with Vodafone U.K. in November 2019, however, the MVNO arrangement with EE will continue until the end of 2021 by which time the full migration to the Vodafone U.K. network is expected to be complete.

(2)
Our Switzerland operations completed migration to the Swisscom AG (Swisscom) network in the beginning of 2019, and also have the right to access the Sunrise Communications Group AG (Sunrise) network as a secondary option.

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
Multiple Dwelling Units and Partner Networks
Pursuant to an agreement executed on June 28, 2008 (the PICs Agreement) with four associations of municipalities in Belgium (the pure intercommunales or PICs), Telenet leases the PICs broadband communications network and, accordingly, makes its services available to all of the homes passed by the cable network owned by the PICs. Telenet has a direct customer relationship with the basic and enhanced video subscribers on the PICs network. Pursuant to the PICs Agreement, Telenet has full rights to use substantially all of the PICs network under a long-term finance lease. Unless extended, the PICs Agreement will expire on September 23, 2046, and cannot be terminated earlier (except in the case of non-payment or bankruptcy of Telenet). For additional information on the PICs Agreement, see note 19 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
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
UPC Switzerland offers broadband internet, enhanced video and telephony services directly to the video cable subscribers of those partner networks that enter into service operating contracts with UPC Switzerland. UPC Switzerland has the direct customer billing relationship with these subscribers. By permitting UPC Switzerland to offer some or all of its broadband internet, enhanced video and telephony products directly to those partner network subscribers, UPC Switzerland’s service operating contracts have expanded the addressable markets for UPC Switzerland’s digital products. In exchange for the right to provide digital products directly to the partner network subscribers, UPC Switzerland pays to the partner network a share of the revenue generated from those subscribers. UPC Switzerland also provides network maintenance services and engineering and construction services to its partner networks.
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
The fiber-rich broadband network of the VodafoneZiggo JV passes 7.3 million homes. The VodafoneZiggo JV also offers nationwide mobile coverage. At December 31, 2019, the VodafoneZiggo JV had 9.6 million RGUs, of which 3.9 million were video, 3.3 million were broadband internet and 2.4 million were fixed-line telephony. In addition, the VodafoneZiggo JV had 5.1 million mobile (including 0.6 million prepaid) customers. Besides its residential services, the VodafoneZiggo JV offers extensive business services throughout the Netherlands. The operations of the VodafoneZiggo JV are subject to various regulations, which are described below under Regulatory Matters—The Netherlands.
The VodafoneZiggo JV’s customers continue to have access to Horizon TV and its functionalities (marketed as “Ziggo TV”), including Replay TV, the Ziggo Go app, pause live TV and VoD, 500 Mbps nationwide broadband internet and an extensive WiFi community network. The VodafoneZiggo JV also has its own sports channel, Ziggo Sport, and offers exclusive programming, such as HBO. Additionally, as of October 2019, the VodafoneZiggo JV has made 1 Gbps broadband internet available in parts of its service area. Approximately 1.9 million customers have the capability to use the Connect Box for their in-home WiFi service. The VodafoneZiggo JV’s customers also have access to Vodafone’s nationwide long-term evolution wireless service, also called “4G” (referred to herein as LTE) services, under either a prepaid or postpaid service plan. The VodafoneZiggo JV provides its mobile services under various licenses. The license for its 3G services expires in 2020. The bandwidth under this license will be re-auctioned in the first half of 2020. With its mobile services, the VodafoneZiggo JV is able to offer quad-play bundles and converged services to its residential and business customers.
For all its services, the VodafoneZiggo JV competes primarily with the provision of similar services from the incumbent telecommunications operator Koninklijke KPN N.V. (KPN). KPN offers (1) internet protocol television (IPTV) over fiber optic lines where the fiber is to the home, cabinet, or building or to the node networks (fiber-to-the-home/-cabinet/-building/-node is referred to herein as FTTx) and through broadband internet connections using digital subscriber lines (DSL) or very high-speed DSL technology (VDSL) or an enhancement to VDSL called “vectoring”, (2) digital terrestrial television (DTT), and (3) LTE services. Where KPN has enhanced its VDSL system, it offers broadband internet with download speeds of up to 200 Mbps and on its FTTx networks, it offers download speeds of up to 1 Gbps. Its ability to offer a bundled triple-play of broadband internet, video and telephony services and fixed-mobile convergence services creates significant competitive pressure on the VodafoneZiggo JV’s operations, including the pricing and bundling of its video products. KPN’s video services include many of the interactive features that the VodafoneZiggo JV offers its subscribers, including pausing live TV, replay and third party apps. Portions of the VodafoneZiggo JV’s network have been overbuilt by KPN’s and other providers’ FTTx networks and expansion of these networks is expected to continue. Another significant competitor is the Netherlands operations of Deutsche Telekom.
Additional Business Information
Technology
In most of our markets, our broadband internet, video and fixed-line telephony services are transmitted over a hybrid fiber coaxial cable network. This network is composed primarily of national and regional fiber networks, which are connected to the home over the last few hundred meters by coaxial cable.
We closely monitor our network capacity and customer usage. Where necessary, we increase our capacity incrementally, for instance by splitting nodes in our cable network. We also continue to explore improvements to our services and new technologies that will enhance our customer’s connected entertainment experience. These actions include:

•	recapturing bandwidth and optimizing our networks by:

◦	increasing the number of nodes in our markets;

◦	increasing the bandwidth of our hybrid fiber coaxial cable network to 1 GHz;

◦	converting analog channels to digital;

◦	deploying additional DOCSIS 3.1 channels;

◦	replacing copper lines with modern optic fibers; and

◦	using digital compression technologies.

•	freeing spectrum for high-speed internet, VoD and other services by encouraging customers to move from analog to digital services;

•	increasing the efficiency of our networks by moving headend functions (encoding, transcoding and multiplexing) to cloud storage systems;

•	enhancing our network to accommodate business services;

•	using wireless technologies to extend our services outside of the home;

•	offering remote access to our video services through laptops, smart phones and tablets;

•	expanding the availability of Horizon TV and Virgin TV Go, as well as Horizon 4, and related products and developing and introducing online media sharing and streaming or cloud-based video; and

•	testing new technologies.
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
In support of our connectivity strategy, we are moving our customers into a gigabit society. Almost all of our broadband networks are already capable of supporting the next generation of ultra high-speed internet service at gigabit speeds. To provide these speeds to our subscribers, we launched our next generation gateways that will enable DOCSIS 3.1 technology throughout our footprint. The use of DOCSIS 3.1 technology provides us significantly higher efficiencies on our networks and allow us to offer faster speeds, in-home WiFi and better services. The new gateways and the continued upgrades to our network in the coming years will allow us to maximize high-speed connectivity over our broadband networks and deliver gigabit services in a cost-effective manner. It will also allow us to meet the expectations of our customers for high-speed internet access both in cities and rural areas of our footprint.

Supply Sources

Content. With telecommunication companies offering similar services, content is one of the deciding factors for customers in selecting a video services provider. Therefore, in addition to providing services that allow our customers to view programming when and where they want, we are investing in content that customers want. Our content strategy is based on:

•	proposition (exceeding our customers' entertainment desires and expectations);

•	product (delivering the best content available);

•	procurement (investment in the best brands, shows and sports); and

•	partnering (strategic alignment, acquisitions and growth opportunities).
We license almost all of our programming and on-demand offerings from content providers and third-party rights holders, including broadcasters and cable programming networks. Under our distribution agreements, we generally pay a monthly fee on a per channel or per subscriber basis, with occasional minimum pay guarantees. For on-demand programming, we generally pay a revenue share for transactional VoD (often with minimum guarantees) and a flat fee or a monthly fee per subscriber for subscription VoD. For a majority of our agreements, we seek to include the rights to offer the licensed programming to our customers through multiple delivery platforms and through our apps for smart phones and tablets.
In seeking licenses for content, our primary focus is on partnering with leading international providers, such as Disney, Warner Media (including HBO), Fox, the BBC and Discovery. We also seek to carry in each of our markets key public and private broadcasters and in some markets we acquire local premium programing through select relationships with companies such as Sky plc (Sky) (U.K. and Ireland) and BT Group plc (BT). For our VoD services, we license a variety of programming, including box sets of television series, movies, music, kids’ programming and documentaries. In addition, we currently have arrangements with Netflix International B.V. (Netflix) and with Amazon Europe Core S.A.R.L. (Amazon). Pursuant to these arrangements, the Netflix service and Amazon Prime Video services respectively are available via certain of our set-top boxes to our video customers across many of our markets each as premium OTT services. The Netflix app is available to our customers in the U.K., the Netherlands through the VodafoneZiggo JV, Ireland, Switzerland and Belgium. We have also just signed a long term renewal agreement with Netflix for the provision of the Netflix app on various of our set top boxes across the E.U. The Amazon Prime app is currently available to our customers in the U.K.

Exclusive content is another element of our content strategy. To support this approach, we are investing in content assets. We have invested in various content companies, including ITV plc, All3Media Ltd., LionsGate Entertainment, STX, Virgin Media TV (formerly TV3 Group in Ireland) and De Vijver Media. We are also investing in sports, both as a broadcaster and as a rights owner. We have our own exclusive sports channels, Play Sports in Belgium, and MySports in Switzerland, which UPC Switzerland licenses to other non-competing cable operations in Switzerland. Also, the VodafoneZiggo JV owns Ziggo Sport. The basic Ziggo Sport service is available exclusively to the VodafoneZiggo JV’s customers; however, the premium service is widely available through license arrangements.

In addition, we have commissioned our own drama series content. Through All3Media Ltd., which we own jointly with Discovery, Inc., we co-produced a television series, known as The Feed, which was released in 2019 in several of our markets, and will continue to co-produce Blood in Ireland. With LionsGate Entertainment, we pre-purchased the spy thriller series The Rook, which premiered in 2019. In addition, we have produced the Swiss sitcom Fassler-Kunz, the Swiss series Im Heimatland and the original Belgium series Chaussée d’Amour and De Dag with local production companies. These television series will primarily be available to our customers on an on-demand basis. We will also continue to co-produce content for our free-to-air (FTA) assets and VoD platforms in Ireland, and Telenet will continue to co-produce content for its FTA assets and VoD platforms in Belgium.

Customer Premises Equipment. We purchase each type of customer premises equipment from a number of different suppliers, with at least two or more suppliers providing our high-volume products. Customer premises equipment includes set-top boxes, modems, WiFi routers, DVRs, tuners and similar devices. For each type of equipment, we retain specialists to provide customer support. For our broadband services, we use a variety of suppliers for our network equipment and the various services we offer. Similarly, we use a variety of suppliers for mobile handsets to offer our customers mobile services.

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

Competition
All of our businesses operate in highly competitive and rapidly evolving markets. Technological advances and product innovations have increased and are likely to continue to increase, giving customers several options for the provision of their telecommunications services. Our customers want access to high quality telecommunication services that allow for seamless connectivity. Accordingly, our ability to offer converged services (video, internet, fixed telephony and mobile) is a key component of our strategy. In many of our markets, we compete with companies that provide fixed-mobile convergence bundles, as well as companies that are established in one or more communication products and services. Consequently, our businesses face significant competition. In all markets, we seek to differentiate our telecommunication services by focusing on customer service, competitive pricing and offering quality high-speed internet. In this section, we begin with an overview on the competitive nature of the broadband internet, video and mobile and fixed-line telephony services in our markets, and then provide information on key competitors in our more material markets.
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
Portions of our European systems have been overbuilt by FTTx networks and other cable operations. These systems are a significant competitive factor, primarily for our Poland and Slovakia operations. Based on research of various telecommunication publications, including the Organization for Economic Cooperation and Development (OECD) and internal estimates, parts of our operations in Poland and Slovakia are overbuilt by FTTx networks. Other fiber and cable operators are estimated to have overbuilt approximately 80% of our footprint in Slovakia and 85% of our footprint in Poland. Although we have extensive FTTx overbuild in Switzerland, connectivity to the FTTx network is not available at all locations. In addition, government and quasi-government entities in certain of the countries in which we operate in Europe continue to invest in FTTx networks, creating another source of competition.
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
Internet
With respect to broadband internet services and online content, our businesses face competition in a rapidly evolving marketplace from incumbent and non-incumbent telecommunications companies, mobile operators and cable-based ISPs, many of which have substantial resources. The internet services offered by these competitors include both fixed-line broadband internet services using cable, DSL or FTTx networks and wireless broadband internet services. These competitors have a range of product offerings with varying speeds and pricing, as well as interactive services, data and other non-video services offered to homes and businesses. With the demand for mobile internet services increasing, competition from wireless services using various advanced technologies is a competitive factor. In several of our markets, competitors offer high-speed mobile data via LTE wireless networks, and 5G technology is gaining traction. In addition, other wireless technologies, such as WiFi, are available in all of our markets. In this intense competitive environment, speed and pricing are key drivers for customers.
Our strategy is speed leadership. Our focus is on increasing the maximum speed of our connections as well as offering varying tiers of service, prices, a variety of bundled product offerings and a range of value added services. We update our bundles and packages on an ongoing basis to meet the needs of our customers. Our download ultra high internet speed of 1Gbps is available in all of Belgium and Switzerland, as well as parts of the U.K., Poland and Slovakia. We use our ultra high-speed internet services with access to Community WiFi and competitively priced bundles to encourage customers from other providers to switch to our services. The focus is on high-end internet products to safeguard our high-end customer base and allow us to become more aggressive at the low- and medium-end of the internet market. By fully utilizing the technical capabilities of DOCSIS 3.0 technology on our cable systems, we can compete with local FTTx initiatives and create a competitive advantage compared to DSL infrastructures and LTE initiatives on a national level. Additionally, with the recent commercial deployment of our next generation gateways that enabled DOCSIS 3.1 on our cable networks, we further improved our high-speed internet offers.
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

•
Virgin Media. In the U.K., we have a number of significant competitors in the market for broadband internet services, including fixed-line incumbent telecommunications providers. Of these broadband internet providers, BT is the largest, which provides broadband internet access services to both its own retail customers and third-party retail providers over its own DSL network. BT has announced its intention to rollout ultrafast speeds of up to 300 Mbps by March 2020 to up to 2.7 million premises using G.fast technology, a DSL standard applied over copper local loops. While this is scaled back from its original intention, BT has refocused its efforts to rollout a FTTx service supporting 1 Gbps to four million homes and businesses by March 2021 with current plans to build FTTx in 103 locations, with a target to cover 15 million homes by 2025. As a result of these objectives, BT has launched a range of ultrafast consumer packages offering speeds of up to 145 Mbps and 300 Mbps, respectively, using a combination of G.fast and FTTx technology, which are currently available to 4.9 million U.K. homes.

Operators such as Sky and TalkTalk deploy their own network access equipment in BT exchanges via a process known as local loop unbundling (LLU). This allows an operator to reduce the recurring operating costs charged by BT by reducing the proportion of traffic that must travel directly over BT’s network. LLU deployment requires a substantial capital investment to implement and requires a large customer base to deliver a return on investment. In addition to the competition and pricing pressure in the broadband market arising from LLU, competition from mobile broadband developments, such as LTE and 5G mobile services and WiFi services, is significant. Mobile providers continue to gain market share from fixed-line providers. These providers offer a range of mobile services.

•
Telenet. In the Flanders region of Belgium, Telenet is the leading provider of residential broadband internet services. Telenet’s primary competitor is the DSL service provider Proximus. Proximus is a well-established competitor offering quad-play bundles. Proximus’ DSL and VDSL services provide download speeds up to 100 Mbps. Mobile broadband penetration reached nearly 80% of the total population by year-end 2018 based on the BIPT 2018 Annual Report. Similar to its video services, Telenet faces competition in the provision of internet services from other providers who have wholesale access to Telenet’s cable network. Through such access, Orange Belgium currently offers its mobile subscribers a dual-play bundle including enhanced video and broadband internet services. In this competitive market, Telenet is using its fixed-mobile converged offers to promote its internet and other services.

•
UPC Switzerland. In Switzerland, Swisscom is the largest provider of broadband internet services, and is UPC Switzerland’s primary competitor. Swisscom internet customers have access to its basic video content free of charge through its internet portal. It is also expanding its FTTx network and rolling out G.fast technology. Swisscom offers download speeds ranging from 40 Mbps to up to 1 Gbps. Swisscom’s internet speeds include 40 Mbps to 100 Mbps on its VDSL network and up to 1 Gbps in areas served by its FTTx network. Swisscom continues to expand its FTTx network to Switzerland households in our footprint, as well as in our partner network footprints. It has built its FTTx network in several cities in cooperation with municipality-owned utility companies and, where no cooperation agreement has been reached, Swisscom is building its own FTTx network. With respect to subscribers on the partner networks, UPC Switzerland competes with other service providers for the contracts to serve these subscribers. Sunrise and Salt also compete in this arena, with a focus on offering promotions and other value propositions. In this competitive market, UPC Switzerland increased it introductory speed to 50 Mbps and is promoting its broadband services through its bundled offers.
Video Distribution
Our video services compete primarily with traditional FTA broadcast television services, DTH satellite service providers and other fixed-line telecommunications carriers and broadband providers, including incumbent telephony operations offering (1) DTH satellite services, (2) IPTV over broadband internet connections using asymmetric DSL or VDSL or an enhancement to VDSL  called "vectoring", (3) IPTV over FTTx networks or (4) LTE Services. Many of these competitors have a national footprint and offer features, pricing and video services individually and in bundles comparable to what we offer. In certain markets, we also compete with other cable providers who have overbuilt portions of our systems. Mobile broadband has gained a noticeable share of video subscribers, which is another competitive factor.

OTT video content aggregators utilizing our or our competitors' high-speed internet connections are also a significant competitive factor, as are other video service providers that overlap our service areas. The OTT video aggregators (such as HBO Now, Amazon Prime Video, Netflix, Disney+ and AppleTV+) offer VoD service for television series and movies, catch-up television and programming from broadcasters. Generally, the content libraries of such services are offered for a monthly fee. Typically these services are available on multiple devices in and out of the home. In some cases, OTT services are provided free-of-charge. To enhance our competitive position, we provide our subscribers with TV everywhere products and premium OTT video services through our online mobile apps, VoD and Replay TV services or our arrangements with Netflix and Amazon. Our businesses also compete to varying degrees with other sources of information and entertainment, such as online entertainment, newspapers, magazines, books, live entertainment/concerts and sporting events.

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
Similar to our technological advances to enhance our video services, our competitors are also improving their video platforms with next generation set-top boxes, TV everywhere products and other interactive services. Similarly, VDSL, which is either provided directly by the owner of the network or by a third-party, is a significant part of the competitive environment in many of our markets, as are FTTx networks. In all of our markets, competitive video services are offered by the incumbent telecommunications operator, whose video strategies include IPTV over DSL, VDSL and FTTx networks and, in some cases, DTH and DTT. The ability of incumbent operators to offer the triple-play of broadband internet, video and fixed-line telephony services and, in most countries, a quad-play with mobile services, is exerting competitive pressure on our operations, including the pricing and bundling of our video products. In order to gain video market share, the incumbent operators and alternative service providers in a number of our larger markets are pricing their DTT, IPTV or DTH video packages at a discount to the retail price of the comparable digital cable service.
In our Poland and Slovakia broadband markets, we face intense competition from DTH services. These DTH companies offer aggressively-priced packages of video content and in some cases offer triple-play packages. FTA broadcasters are also significant competitors in these markets. Our cable operations stay competitive by offering enhanced digital services, such as HD channel offerings, Horizon Go and expanded VoD services. Our operations have also increased broadband internet speeds in their triple-play bundles to up to 1 Gbps in parts of Poland and Slovakia. Promotional discounts are available, particularly on bundled options.
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
In this competitive market, Virgin Media is expanding its broadband network and promotes its 4K enabled Virgin Media V6 set-top box in the U.K. In Ireland it offers Horizon TV and its functionalities (marketed as “Virgin TV”). The on-line streaming service Virgin TV Go is available throughout the Virgin Media footprint. Virgin Media customers also have access to third-party apps (e.g. Netflix, Amazon Prime Video, YouTube and Starz). In addition, Virgin Media’s ability to include mobile for its U.K. and Ireland customers for a low incremental fee creating a fixed-mobile convergence bundle is a key market offer.

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

In order to compete effectively against alternative providers, Telenet leverages its extensive cable network, the broad acceptance of its basic cable television services and Yelo Play and its additional features, such as HD and DVR functionality, VoD offerings, its Play Sports channel and original programming (e.g. Chaussée d'Amour and De Dag). Telenet is able to offer international, national, regional and local content, including Dutch-language broadcasts, to its subscribers. It is also using mobile services to drive its other products through its converged offerings. In addition, Telenet continues to enhance its Yelo Play app and programming and the addition of sports rights.

•
UPC Switzerland. Our main competitor in Switzerland is Swisscom, the incumbent telecommunications operator, which provides IPTV services over DSL, VDSL and FTTx networks. Swisscom offers VoD services, DVR and replay functionality and HD channels, as well as the functionality to allow remote access to its video services, and has exclusive rights to distribute certain sports programming. Sunrise is also a significant competitor, offering a full suite of fixed and mobile connectivity as well as entertainment offers. Although its presence is limited, Salt focuses on value propositions by including TV within their bundles. In this saturated market, price competition and high promotional intensity are significant factors. To compete effectively in Switzerland, UPC Switzerland is promoting Horizon 4 (marketed as “UPC TV”), as well as Horizon TV, and related family of products together with Replay TV and VoD, giving subscribers the ability to personalize their programming and viewing preferences. UPC Switzerland also has its own exclusive sports channel, My Sports, and aggregates third-party apps (e.g. Netflix and YouTube). UPC Switzerland also uses its high-speed internet service with speeds of up to 1 Gbps to promote its extended digital tier bundles and offer mobile services.

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

The incumbent telecommunication companies remain our key competitors but mobile operators and other VoIP operators, including ISPs, offering service across broadband lines are also significant competitors in these markets. Due to the maturity of the telephony market, competition is particularly intense in all of our markets with price often the deciding factor. To maintain or increase market share, we and our competitors focus on bundling telephony services with quality broadband offerings and other services. In each of our markets, we face competition with a dominant fixed-line telephony provider, most of which also have competitive mobile offers based on LTE services. In our largest markets, the key dominant telephony providers are BT (U.K.), Proximus (Belgium) and Swisscom (Switzerland). These telephony competitors are also the largest mobile operators in these markets based on number of SIM cards. These competitors include their mobile products in bundles with fixed-line services. Generally, we expect telephony markets to remain extremely competitive.
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

Austria, Belgium, Bulgaria, Croatia, Cyprus, the Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, Spain and Sweden are the Member States of the E.U. as of February 1, 2020. As such, these countries are required to harmonize certain laws with E.U. rules by transposing directives into their national law. In addition, other types of E.U. rules (or regulations) are directly enforceable in those countries without any implementation at the national level. Certain E.U. rules are also applicable across the European Economic Area, whose Member States are the E.U. Member States (excluding Croatia) as well as Iceland, Liechtenstein and Norway as of February 1, 2020.
On June 23, 2016, the U.K. held a referendum in which U.K. citizens voted in favor of, on an advisory basis, an exit from the E.U. commonly referred to as “Brexit”. The U.K. formally left the E.U. on January 31, 2020, and has now entered into a transition period until December 31, 2020, during which the U.K. and the E.U. will negotiate to formalize the future U.K.-E.U. relationship with respect to a number of matters, most notably trade. Although the U.K. has ceased to be an E.U. member, during the transition period their trading relationship will remain the same and the U.K. will continue to follow the E.U.’s rules, such as accepting rulings from the European Court of Justice, and the U.K. will continue to contribute to the E.U.’s budget. It is possible that the U.K. will fail to agree to specific separation terms with the E.U. by the end of the transition period, which, absent extension, may require the U.K. to leave the E.U. under a so-called “hard Brexit” or “no-deal Brexit” without specific agreements on trade, finance and other key elements. The foregoing has caused uncertainty as to Brexit’s impact on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, and availability of capital.  The effects of Brexit could adversely affect our business, results of operations and financial condition, as more fully detailed in Item 1A. Risk Factors included in Part I of this Annual Report on Form 10-K. There can be no assurance that the U.K. will continue to follow E.U. rules to the end of the transition period nor that future U.K. policy in this area will remain as favorable to our company as is currently the case. The U.K. government has confirmed that it will transpose such regulation as though the U.K. remained a member of the E.U. (i.e. full implementation). If, however, no Brexit deal is approved by the end of the transition period, the U.K. Government has indicated that it will implement only the parts that support its policy objectives.
In the broadcasting and communications sectors, there has been extensive E.U.-level legislative action. As a result, most of the markets in Europe in which our businesses operate have been significantly affected by the E.U. regulatory framework. Regulation in Switzerland, which is not a Member State of the E.U. and is not part of the European Economic Area, is discussed separately below, as well as regulations in certain Member States in which we face regulatory issues that may have a material impact on our business.
On May 6, 2015, the European Commission published its Digital Single Market strategy document. The strategy is an aggregation of many different policy areas with the purpose of creating a digital single market to expand jobs and stimulate growth. The strategy includes policy review in the areas of E.U. communications regulation, broadcasting law, copyright reform and anti-competitive geo-blocking practices. The majority of these policy reviews were completed by year-end 2019 and the impacts are discussed below.
E.U. Communications Regulation
The E.U. law that is the primary source of communications regulation in the European Union is the European Electronic Communications Code (the Code). The Code came into effect on December 20, 2018, as part of the Digital Single Market strategy and must be transposed into national law by December 21, 2020. Until then, its predecessor, the “Regulatory Framework”, will continue to apply. Although many of the rules under the Regulatory Framework have been included in the Code, there are significant changes required to be implemented by Member States.
The Code, similar to the Regulatory Framework, primarily seeks to develop open markets for communication services within Europe. It harmonizes the rules within the E.U. for the establishment and operation of electronic communication networks, including cable television and traditional telephony networks, and the offer of electronic communication services, such as telephony (including OTT services), internet and, to some degree, television services. The Code also includes a number of provisions aimed at providing incentives to boost private sector investment in very high capacity networks and stimulating the harmonization of spectrum licensing to encourage investment in mobile networks, with the intent to result in more advanced services. The Code does not generally address content matters, including radio and television programming, which are specifically regulated by the Audiovisual Media Services Directive (as defined and described below).
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

•
Significant Market Power. Specific obligations allowed by the Code, similar to the Regulatory Framework, apply only to operators or service providers with Significant Market Power (defined below) in a relevant market. For example, the provisions of the Code allow the National Regulatory Authority (NRA) in E.U. Member States to mandate certain access obligations only for those operators and service providers that are deemed to have Significant Market Power. For purposes of the Code, an operator or service provider will be deemed to have “Significant Market Power” where, either individually or jointly with others, it enjoys a position of significant economic strength affording it the power to behave to an appreciable extent independently of competitors, customers and consumers.

As part of the implementation of certain provisions of the Code, each Member State’s NRA is required to analyze certain markets predefined by the European Commission to determine if any operator or service provider has Significant Market Power. The European Commission has currently recommended that there be four such predefined markets, which are subject to periodic review (with the next review expected in 2020). NRAs may, however, perform analysis of markets not listed in the recommendation, which requires the NRA to prove that additional requirements, the so called three-criteria test, are met.
NRAs might seek to define us as having Significant Market Power, single or jointly with another provider, in any of these predefined markets or they may define and analyze additional markets. In the event that we are found to have Significant Market Power in any particular market, an NRA could impose certain conditions on us. Under the Code, the European Commission has the power to veto a finding by an NRA of Significant Market Power (or the absence thereof), which power also applies with respect to market definition, in any market, regardless of whether it is a market predefined by the European Commission or an additional market defined by an NRA. The European Commission does not, however, have the power to veto any remedies, such as access obligations, imposed as a result of a finding of Significant Market Power. We have been found to have Significant Market Power in certain markets in which we operate and further findings of Significant Market Power are possible.

•
Video Services. The regulation of distribution, but not the content, of television services to the public is harmonized by the Code. Member States are allowed to impose on certain operators under their jurisdiction reasonable must carry obligations for the transmission of specified radio and television broadcast channels. Such obligations are required to be based on clearly defined general interest objectives, be proportionate and be transparent and subject to periodic review. We are subject to must carry regulations in all markets in which we operate. Must carry regulations are different among Member States. We do not expect the European Commission or the Member States to curtail such obligations in the foreseeable future.

•
Net Neutrality/Traffic Management/Roaming. In October 2015, the European Parliament adopted the regulation on the first E.U.-wide net neutrality regime. The regulation, which is directly applicable in all Member States, permits the provision of specialized services, optimized for specific content and subjects operators to reasonable traffic management requirements. The regulation also abolished retail roaming tariffs beginning in June 2017 and introduced wholesale roaming price caps. In 2019, the E.U. also introduced caps on wholesale rates for intra-E.U. calls (i.e. calls from the users’ Member State of residence to another Member State) to bring these in line with the wholesale roaming caps.

Broadcasting Law
Although the distribution of video channels by a cable operator is within the scope of the Code, the activities of a broadcaster are harmonized by other elements of E.U. law, in particular the Audiovisual Media Services Directive (AVMS). The AVMS was revised and reissued December 18, 2018 under the Digital Single Market strategy. E.U. Member States must implement the revised AVMS into national law by September 19, 2020. The country of origin principle and linear TV European works quota have been maintained in the revised AVMS.
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
The AVMS established quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters. The revised AVMS extended these quotas to both linear and non-linear services. Under the AVMS, the providers of these services, including our operations, may be required to contribute financially to the European producers of the programming.
The AVMS also allows Member States to require media service providers, both broadcasters and distributors, in their jurisdiction to contribute financially to the production of European works. The revised AVMS extended this to enable Member States to require financial contributions from VoD providers established in other territories that targets audiences in their jurisdiction. Such obligations are applicable to (or are expected to become applicable to) certain of our businesses.
According to the regulation of the European Commission addressing the portability of online audiovisual content services, commercial providers of online content services (including OTT service providers) are required to enable subscribers who are temporarily present in any Member State with access and use of online content services in substantially the same manner as in the Member State of residence. Our services comply with these portability requirements.
Copyright Law
In April 2019, the European Commission adopted a new directive relating to satellite and cable retransmissions as part of its Digital Single Market strategy. The directive introduces a new country of origin principle in relation to online content, extends the existing copyright clearance system to other technologies (such as satellite, mobile and IPTV) and extends a similar rights clearance system to directly injected cable channels. Member States are required to transpose the majority of this directive into national law by June 2021.

Other European Level Regulation
In addition to the industry-specific regimes discussed above, our operating companies must comply with both specific and general legislation concerning, among other matters, data retention and electronic commerce. In May 2018, the General Data Protection Regulation (GDPR) with respect to data protection and retention became effective in the E.U. The GDPR sets strict standards regarding the handling, use and retention of personal data. Organizations that fail to comply face stiff penalties. As required, our operations have implemented various measures internally and with third-party vendors to meet these requirements. In addition, in January 2017, the European Commission published a proposal for a new e-Privacy regulation, replacing the current e-Privacy Directive that regulates privacy related issues in the electronic communications sector. Negotiations among E.U. Member States are still in process on this proposal.
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
The European Commission is imposing additional mandatory requirements and encouraging voluntary solutions regarding energy consumption of the telecommunications equipment we provide our customers. We have been participating in discussions and studies regarding energy consumption with the European Commission and with experts working on their behalf. In addition, we are working with suppliers of our digital set-top boxes to lower power consumption, as well as looking at possibilities through software to lower the power consumption of the existing fleet of digital set-top boxes. We have also worked with a large group of companies to create a voluntary agreement on set-top box power consumption as an alternative to regulation, which has been formally recognized by the European Commission. Nevertheless, legislation in this area may be adopted that could adversely affect the cost and/or the functionality of equipment we deploy to customers.
Pursuant to an E.U. Regulation on standby power (the Standby Regulation), many devices are required to have either a low power standby mode or off mode, unless it is inappropriate to have either such mode on the device. Furthermore, the Standby Regulation regulates, among others, the maximum power consumption of networked consumer equipment while in the so-called “Networked Standby” mode. As a result, all of the devices we purchase and/or develop, including Horizon TV and Horizon 4 set-top boxes, Connect Boxes, cable modems and certain other equipment, operate under the power management requirements of the Standby Regulation and are subject to audit to ensure compliance.
As part of the E.U.’s Radio Spectrum Policy Program, spectrum made available through the switch off of analog television has been approved for mobile broadband. This spectrum, known as the “digital dividend”, is in the 700 - 862 MHz band. The terms under which this spectrum becomes available varies among the European countries in which we operate. Certain uses of this spectrum may interfere with services carried on our cable networks. If this occurs, we may need to: (1) avoid using certain frequencies on our cable networks for certain or all of our services, (2) make some changes to our networks, or (3) change the equipment that we deploy. In approving mobile broadband, however, the Radio Spectrum Policy Program states that the new mobile services must co-exist with existing services, such as cable and DTT, to avoid harmful interference. As a result, we are in ongoing discussions with relevant Member States and the European Commission to be included in LTE mobile trials in order to develop mitigation techniques and to engage NRAs to launch regulatory dialog with equipment manufacturers and mobile operators to develop co-existing networks.
Also, the Radio Equipment Directive, which has been transposed into national legislation by E.U. Member States, establishes a regulatory framework for placing radio equipment on the market. Its objective is a single market for radio equipment by setting essential requirements for safety and health, electromagnetic compatibility, and the efficient use of the radio spectrum. It also provides the basis for further regulation governing some additional aspects, including technical features for the protection of privacy, personal data and fraud, interoperability, access to emergency services, and compliance regarding the combination of radio equipment and software. It also takes into account of the need for improved market surveillance; in particular, for the traceability obligations of manufacturers, importers and distributors. As a result, all of the devices we purchase and/or develop, including Horizon TV and Horizon 4 set-top boxes, Connect Boxes, cable modems, which contain radio interfaces (such as WiFi) and certain other equipment, must operate under these rules.
There is a Mutual Recognition Agreement established between the E.U. and Switzerland for the purpose of mutual recognition of conformity assessment of regulated products. As a result, the Standby Regulation and the Radio Equipment Directive are also applicable in Switzerland.
With respect to cybersecurity, the E.U. adopted a directive on security of network and information systems (NIS Directive), which provides legal measures to boost the overall level of cybersecurity in the E.U., namely with respect to operators of “essential services.” In principle, our operations within the E.U. do not fall under the NIS Directive as it exempts providers of Electronic Communications Services, which are governed by the E.U. telecommunications framework. Some national transpositions of the NIS Directive (for example, the Netherlands and Ireland) and national definitions of essential services, however, could fall under specific NIS Directive obligations. As a result, our network and communication equipment must be compliant with these obligations. To date, of our consolidated operating companies, only Virgin Media Ireland has been identified as falling under these obligations or being categorized as essential services. In the Netherlands, the VodafoneZiggo JV has been identified as an operator of essential telecommunication facilities due to its customer base of over one million subscribers. See —Netherlands below.
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
Telecommunications companies in the U.K., including Virgin Media, are also subject to regulation under the U.K. Broadcasting Acts 1990 and 1996 and other U.K. statutes and subordinate legislation, including the Competition Act 1998, the Enterprise Act 2002 and the Enterprise and Regulatory Reform Act 2013. The U.K. Office of Communications (Ofcom) regulates both linear and on-demand programming, with regulatory requirements derived from the AVMS Directive.

Ofcom is the key regulatory authority for the communications sector in which Virgin Media operates in the U.K. It is responsible for furthering the interests of citizens in relation to communications matters and furthering the interests of consumers in relevant markets where appropriate by promoting competition. Ofcom is also responsible for regulating the BBC, a role previously undertaken by the BBC Trust. The U.K. Competition and Markets Authority has jurisdiction with respect to competition matters.
End of Contract Notifications. Ofcom has recently issued new regulatory requirements originating from the European Electronic Communications Code, that, effective in February 2020, obligate providers to (i) alert customers who are approaching the end of a minimum contract term to the fact that their contract period is coming to an end and to set out the best new price that the provider can offer them and (ii) once a year, alert customers who are out of contract to that fact and again confirm the best new price the provider can offer them. In both cases, providers must also set out the price available to new customers for an equivalent service offering. These requirements could have a material adverse impact on our revenue and Adjusted OIBDA in 2020 and future periods.
Broadband Expansion. At the end of 2019, super-fast broadband was available to more than 95% of U.K. premises. To stimulate private investment in this endeavor, the U.K. government has been using money from the publicly funded BBC license fee, underspend from the Analogue TV Switch-Off Project and other sources of public investment. The state aid measure permitting this subsidy was renewed (and amended) in 2016 and is expected, through amendments to its “underspend” provisions, to result in up to an additional 1% to 2% super-fast coverage, making it available to 97%-98% of the population by the end of 2020.
The U.K. government also supports the market rollout of full fiber and 5G services. Such support includes public funding for the creation of a match-funded “full fiber deployment” fund, business rate relief for the deployment of new full fiber networks and public funding for a strategic program of full fiber and 5G trials. As a result, the U.K. government’s November 2017 budget included £190.0 million ($252.0 million) for the first and second phases of its local full fiber deployment fund and £160.0 million ($212.2 million) for the first phase of the 5G trials. In the second half of 2019, the U.K. government set out its ambition for all premises to have access to a gigabit capable service by the end of 2025. To facilitate this, it announced £5 billion ($7 billion) of public funding for areas that are not commercially viable. Further detail on this funding, together with a State aid application, are expected to follow in early 2020.
The Telecommunications Infrastructure Bill received Royal Assent in February 2018, which gives effect to the U.K. government’s plans to provide full business rate relief for new fiber infrastructure built during the 2017-2022 rating period. Secondary legislation followed in April 2018, clarifying that the relief also applies to new lite fiber and any plant and machinery used to build the infrastructure. In addition, the U.K. government published its Telecoms Infrastructure Review in July 2018. This Review explored whether the conditions for investment in fiber are optimal in the U.K. and what policy changes should be considered to encourage greater investment in new digital infrastructure. The Government concluded that, with the right policy support, infrastructure based competition will deliver FTTP/Gbit capable networks to approximately 90% of U.K. premises. To facilitate this, the U.K. government intends to introduce a notification regime for multiple dwelling unit wayleaves, introduce a requirement for new housing developments to have FTTP access and increase consistency in street works and duct access. To this end, following consultation, the Telecommunications Infrastructure (Leasehold Property) Bill was presented to parliament in October 2019 and is expected to be passed in the summer of 2020. Draft legislation requiring new housing developments to have FTTP access is expected to be presented to parliament in the first half of 2020. In the Queen’s speech following the U.K.’s general election in December 2019, the U.K. government set out its intention to conduct a fundamental review of business rates. The details of the review are expected to be announced in early 2020. During the course of 2019, the U.K. government also issued a Statement of Strategic Priorities to Ofcom, emphasizing the importance of promoting investment as key to achieving the U.K.’s connectivity ambitions.
In November 2015, the U.K. government announced that everyone will, beginning in March 2020, have a legal right to request a broadband connection of at least 10 Mbps regardless of where they live. The government intends to achieve this by introducing a broadband Universal Service Obligation (USO). The USO is aimed, in particular, at addressing the final 5% of the population in the U.K. without access to a broadband connection of a reasonable speed. The U.K. government introduced legislation in July 2017, to facilitate the introduction of a broadband USO. At the same time, BT made an alternative offer to invest approximately £600.0 million ($795.8 million) to provide ubiquitous minimum broadband speeds of 10 Mbps by 2022. The U.K. government formally rejected BT’s proposal in December 2017, favoring the imposition of a regulated USO. The U.K. government set out the design for the USO in secondary legislation in March 2018. Ofcom has responsibility for implementation (including designation of the Universal Service Providers (USPs) and deciding whether a USO constitutes an “unfair burden” on the USPs and, if so, designing an industry funding mechanism to compensate the USPs). In December 2018, Ofcom issued a consultation on its proposed designation of BT and KCOM Group PLC as the USPs. Ofcom consulted on its approach to assessing any unfair burden claims as well as determining which operators would be required to contribute to a universal service industry fund in late 2019. Ofcom proposed that the USPs would be able to request a review of potential compensation claims for any efficiently incurred ‘unfair net cost burden’ once per year, for Ofcom to assess. If Ofcom accepts the request for a review, it would consider whether it is fair for the USP to bear some or all of the burden, as well as consider the cost to Ofcom and the industry of establishing and administering an industry fund. The net burden would be assessed based on the incremental cost of delivering the USO, less the benefits associated with being the USP. Ofcom intends to determine which operators would contribute to the fund and how much they would contribute at a later date. Ofcom has also indicated the USPs cannot make this request any earlier than March 2021. In the meantime, the number of consumers who would be eligible for the universal service is expected to decline, as providers continue to upgrade and expand their networks.
Television and VoD Services. In the U.K., Virgin Media is required to hold individual licenses under the Broadcasting Acts 1990 and 1996 for any television channels (including barker channels), which Virgin Media owns or operates and for the provision of certain other services on its cable television platform, such as electronic program guides. These television licensable content service (TLCS) licenses are granted and administered by Ofcom. Under these licenses, each covered service must comply with a number of Ofcom codes, including the Broadcasting Code, and with all directions issued by Ofcom. Breach of any of the terms of a TLCS license may result in the imposition of fines on the license holder and, ultimately, the license being revoked.
As a provider of an on-demand program service (ODPS), Virgin Media must comply with a number of statutory obligations in relation to “editorial content” and notify Ofcom of its intention to provide an ODPS. Failure to notify Ofcom or comply with the relevant statutory obligations may result in the imposition of fines or, ultimately, the prohibition on providing an ODPS.
Regulation of Broadband Markets. In March 2018, Ofcom completed its latest review of the Wholesale Local Access market (incorporating physical or passive network access via methods such as LLU and duct access). Ofcom found that BT continues to hold Significant Market Power and imposed corresponding remedies on it until April 2021. These remedies include price controls on “virtual” access to its wholesale 40/10Mbps FTTx product, the maintenance of access and pricing controls on its wholesale copper products and improvements to the existing physical infrastructure access product (third-party access to BT’s duct and pole estate).
Future Approach to Regulation. In July 2018, Ofcom published a Strategic Policy Position, setting out its intended future approach to regulation from April 2021 (aimed at creating regulatory certainty to support investment in full fiber broadband). It includes an intention to take a more holistic consideration of business and residential markets (ultimately combining previously separate markets) and to consider different regulatory approaches in different parts of the country, reflecting the varying levels of network competition. In January 2020, Ofcom published the provisional conclusions from its holistic review of the residential broadband and business connectivity markets, setting out its intended approach to regulating them (to apply for a five year period beginning in April 2021) . It proposes to categorize areas of the country and apply regulation depending on the level of competition in those areas. In both non-competitive areas (~30% of premises) and in potentially competitive areas (~70% of premises), BT Openreach will continue to be required to provide wholesale access to its network; however, in the latter such wholesale access will be limited to BT Openreach’s entry-level superfast broadband service. Although Ofcom has not identified any competitive areas at this stage, once it does so, all regulation will be lifted from those areas.
Ofcom intends to regulate BT Openreach’s wholesale business connections (or “leased lines”) in a similar way to residential broadband by varying its approach geographically to reflect the level of current or prospective competition and increasing charges in line with inflation.

Ofcom Review of Business Connectivity Markets. Ofcom published the conclusions of its last review of the business connectivity (leased lines) market in the third quarter of 2019. The review maintained the existing approach, to market definition, (flat) price caps for some wholesale BT services and a narrow dark fibre remedy on BT (in areas where infrastructure competition is non-existent and unlikely to occur). It also introduced an extension of the duct and pole remedy applying to BT to enable its use for (standalone) business grade services. Ofcom published its latest review of the business connectivity market in January 2020, as part of the broader, holistic review of the connectivity markets (see above under Future Approach to Regulation).
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
Belgium
Belgium has broadly transposed the Regulatory Framework into law. The Belgisch Instituut voor Post en Telecommunicate (the BIPT), the Belgian NRA, has determined that Telenet is an operator with Significant Market Power in the market for call termination on an individual fixed public telephone network. Reciprocal termination rates have been imposed, which results in Telenet charging the interconnection rate of the incumbent telecommunications operator, Proximus. BIPT has confirmed a wholesale tariff of €0.116 ($0.13) per minute, which is currently in effect.
BIPT has adopted a bottom-up long run incremental cost model to calculate tariffs for call termination on individual mobile networks, resulting in a nominal value of €0.99 ($1.11) per minute, which is currently in effect. BIPT has also designated Telenet, as a mobile network operator, as having Significant Market Power in the market for “call termination on individual networks.”
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
In 2018 the Belgium Regulatory Authorities adopted a market review decision (the 2018 Decision), which replaced the 2011 Decision. The 2018 Decision replaces the 2011 Decision. The 2018 Decision finds that Telenet has Significant Market Power in the wholesale broadband market. The obligations include (1) providing third-party operators with access to the digital television platform (including basic digital video and analog video) and (2) making available to third-party operators a bitstream offer of broadband internet access (including fixed voice as an option). Telenet considered the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks. Telenet filed an appeal with the Brussels Markets Court that was rejected on September 4, 2019.
The 2018 Decision no longer applies a retail minus pricing on Telenet. Instead, it imposes a 17% reduction in monthly wholesale cable resale access prices during an interim period before setting “reasonable access tariffs”. These tariffs are expected to be implemented in Q1 2020 with a link to cable cost model that is under development by the Belgium Regulatory Authorities. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that will replace the interim prices. As applicable to Telenet, the proposed tariffs represent an estimated additional 25% reduction compared to the interim prices. Telenet provided substantive comments in September 2019. The next step for the Belgium Regulatory Authorities is to notify a final draft decision to the European Commission. Ahead of the notification, Telenet submitted its comments to the European Commission, opposing the “reasonable access tariffs.” The Belgium Regulatory Authorities had indicated their intention to adopt a final decision in Q4 2019, with the application of new tariffs in early 2020, however, the notification to the European Commission still needs to be made, which will trigger the review process by the European Commission.
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
Switzerland
Switzerland has a regulatory system that partially reflects the principles of the E.U., but otherwise is distinct from the European regulatory system of telecommunications. The Telecommunications Act (Fernmeldegesetz) regulates, in general, the transmission of information, including the transmission of radio and television signals. Most aspects of the distribution of radio and television, however, are regulated under the Radio and Television Act (Bundesgesetz über Radio und Fernsehen). In addition, the Competition Act, the Data Protection Act and the Act on the Surveillance of Post and Telecommunications are potentially relevant to our business. With respect to energy consumption of electronic home devices, the Energy Act and the Energy Ordinance are applicable to set-top boxes and modems.

Under the Telecommunications Act, any provider of telecommunication services must register with the Federal Office of Communications. Dominant providers must grant access to their network to third parties, including LLU access; however, it is restricted to the copper wire network of the incumbent, Swisscom. Therefore, such unbundling obligations do not apply to our business in Switzerland and other cable operators. Also, any dominant provider must grant access to its ducts, subject to sufficient capacity being available in the relevant duct. At this time, only Swisscom has been determined to be dominant in this regard. Dominant operators are obliged to provide interconnection and all providers of services forming part of the universal service in Switzerland have to ensure interoperability of services.
In regards to call termination as part of interconnection agreements, Swisscom as market dominant provider, must offer these services at cost-oriented prices and disclose the conditions and prices for their individual access services. In interconnection agreements with Swisscom, reciprocal termination rates are imposed.

In spring 2019, the revised Telecommunications Act was passed. Changes include more extensive consumer and youth protection measures (such as decreasing roaming fees, measures to prevent spoofing). In terms of net neutrality, it foresees more transparency for the customer—he/she must be informed if traffic is treated unequally and traffic management measures are only allowed under certain very restrictive circumstances (e.g. to fight exceptional network congestion). In December 2019, pursuant to the Telecommunications Act, the corresponding ordinances were published. Public consultation is currently ongoing until the end of March 2020. The revised Telecommunications Act and the corresponding ordinances are not expected to be in effect and binding before 2021.

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
A revised version of the Data Protection Act foresees more transparency regarding the processing of data and follows the developments in the E.U. The Swiss Parliament decided that the revised version would be implemented in two phases. For phase one, only mandatory alignments with E.U. rules were implemented. For phase two, the parliamentary phase is still ongoing. It is anticipated that the revised act will mostly reflect the GDPR in European countries.
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
In July 2015, the Dutch incumbent telecommunications operator KPN filed an appeal against the European Commission regarding its decision to approve the acquisition of Ziggo, which we completed in November 2014. In October 2017, the European General Court ruled that the European Commission did not state sufficient reasons for not analyzing the possible vertical anti-competitive effects on the market for premium pay TV sports channels; thereby annulling the European Commission’s clearance of the Ziggo acquisition. The E.U. Merger Regulation provides in such a case that the transaction be re-examined by the European Commission with a view of adopting a new decision. As a result, we filed a formal re-notification of the Ziggo acquisition with the European Commission. In May 2018, the European Commission again cleared the acquisition. In November 2018, KPN appealed the new European Commission’s clearance of Ziggo/UPC on grounds similar to last time. VodafoneZiggo JV submitted a Statement in Intervention in June 2019. We expect an oral hearing to be held in 2020.

KPN also filed a court challenge against the European Commission’s 2016 decision that approved the VodafoneZiggo JV transaction. KPN is seeking annulment of the 2016 decision. Oral hearings took place in November 2018.On May 23, 2019, the Court rejected KPN’s appeal.
On February 27, 2018, the ACM published a draft decision of its analysis of the LLU market, concluding that there is a single market for local and central access. ACM referred to this market as the Wholesale Fixed Access market and concluded that KPN and the VodafoneZiggo JV had joint Significant Market Power. As a result, ACM imposed on the VodafoneZiggo JV an obligation to offer wholesale cable access and continued wholesale cable access regulation of KPN. Following a market consultation, ACM submitted the draft decision to the European Commission. After comments by the European Commission, ACM published the final decision on September 28, 2018, which became effective on October 1, 2018. The VodafoneZiggo JV published a draft Reference Offer on December 31, 2018 and published tariffs on March 31, 2019. The VodafoneZiggo JV only has to invest in the implementation of cable access if there is actual demand (i.e. a signed contract with an access seeker). The VodafoneZiggo JV has appealed ACM’s decision before the national court and initiated an action before the European General Court. A ruling in the national appeal is expected in Q1 2020.

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

Employees
As of December 31, 2019, we, including our consolidated subsidiaries, had an aggregate of approximately 20,200 full-time equivalent employees, certain of whom belong to organized unions and works councils, and excludes contractors and temporary employees.
Available Information
All our filings with the U.S. Securities and Exchange Commission (the SEC), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to such filings are available on our internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertyglobal.com. The information on our website is not part of this Annual Report and is not incorporated by reference herein.
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
We depend almost exclusively on our relationships with third-party programming providers and broadcasters for programming content, and a failure to acquire a wide selection of popular programming on acceptable terms could adversely affect our business. The success of our video subscription business depends, in large part, on our ability to provide a wide selection of popular programming to our subscribers. We generally do not produce our own content and we depend on our agreements, relationships and cooperation with public and private broadcasters and collective rights associations to obtain such content. If we fail to obtain a diverse array of popular programming for our pay television services, including a sufficient selection of HD channels as well as non-linear content (such as a selection of attractive VoD content and rights for ancillary services such as DVR and catch up or 'Replay' services), on satisfactory terms, we may not be able to offer a compelling video product to our customers at a price they are willing to pay. Additionally, we are frequently negotiating and renegotiating programming agreements and our annual costs for programming can vary. There can be no assurance that we will be able to renegotiate or renew the terms of our programming agreements on acceptable terms or at all. Programming and copyright costs represent a significant portion of our operating costs and are subject to rise in future periods due to various factors, including (1) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events and (2) rate increases.
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
Failure in our or third-party technology or telecommunications systems, leakage of sensitive customer data, or security breaches could significantly disrupt our operations, reduce our customer base and result in fines, litigation or lost revenue. Our success depends, in part, on the continued and uninterrupted performance of our information technology and network systems, including internet sites, data hosting and processing facilities and other hardware, software and technical applications and platforms, as well as our customer service centers. Some of these are managed, hosted, provided or used by third-party service providers or their vendors, to assist in conducting our business. In addition, the hardware supporting a large number of critical systems for our cable network in a particular country or geographic region is housed in a relatively small number of locations. Our and our third-party service providers’ systems and equipment (including our routers and set-top boxes) are vulnerable to damage or security breach from a variety of sources, including telecommunications failures, power loss, malicious human acts, security flaws, and natural disasters. Moreover, despite security measures, unauthorized parties may gain access to or disrupt our or our third-party service providers’ servers, systems and equipment by, among other things, hacking into our servers, systems and equipment or those of our third-party service providers through fraud, computer viruses, worms, phishing, physical or electronic break-ins or burglaries, or errors by our or our third-party service providers’ employees. We and our third-party service providers may not be able to anticipate or respond in an adequate and timely manner to attempts to obtain authorized access to, disable or degrade our or our third-party service providers’ systems because the techniques for doing so change frequently, are increasingly complex and sophisticated and are difficult to detect for periods of time. In addition, as discussed further below, the security measures and procedures we and our third-party service providers have in place to protect personal data and other information may not be sufficient to counter all data security breaches, cyber-attacks, or system failures. In some cases, mitigation efforts may depend on third parties who may not deliver products or services that meet the required contractual standards or whose hardware, software or network services may be subject to error, defect, delay, or outage.
Through our operations, sales and marketing activities, we collect and store certain personal information related to our customers. This may include phone numbers, drivers license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We also gather and retain information about employees in the normal course of business. In certain circumstances, where it is lawful to do so, we may share information about such persons with third-party service providers that assist with certain aspects of our business. Unauthorized parties may attempt to gain access to such data and information using the same methods described in the prior paragraph. As a result, data and information we gather could be subject to misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks and those of our third-party service providers, including customer and personnel data. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered across all of our markets regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal data. Failure to comply with these data protection laws may result in, among other consequences, fines, litigation or regulatory actions by state, federal or non-U.S. authorities.
Despite the precautions we have taken, unanticipated problems affecting our systems and equipment could cause business disruptions such as failures in our information technology systems, disruption in the transmission of signals over our networks, unauthorized access to the data and information we gather or similar problems. Further, although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats. Any disruptive situation that causes loss, misappropriation, misuse or leakage of data could damage our reputation and the credibility of our operations, and could subject us to potential liability, including litigation or other legal actions against us, the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies, and lost customers and revenue. While we maintain cyber liability insurance that provides both third-party liability and first-party liability insurance coverage, such insurance may not be sufficient to protect against all of our businesses’ losses from any future disruptions or breaches of their systems or other events as described above. Also, a cybersecurity breach and the changing cybersecurity landscape could require us to devote significant management resources to address the problems associated with the breach and to expend significant additional resources to upgrade further the security measures we employ to protect customer, employee, or other personal information against cyber-attacks and other wrongful attempts to access such information, which could result in a disruption of our operations. This includes additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.
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
We are exposed to foreign currency exchange rate risk. We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2019, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations.
In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded on our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. For additional information concerning our foreign currency forward contracts, see note 8 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of foreign currency translation. Our primary exposure to foreign currency translation risk during the three months ended December 31, 2019 was to the British pound sterling and euro as 53.0% and 32.8% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars.
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
For information regarding certain other regulatory developments that could adversely impact our results of operations in future periods, see Legal and Regulatory Proceedings and Other Contingencies - Other Regulatory Matters in note 19 to our consolidated financial statements.
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
The U.K.’s departure from the E.U. could have a material adverse effect on our business, financial condition, results of operations or liquidity. On June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U., commonly referred to as “Brexit”. The U.K. formally exited the E.U. on January 31, 2020, and has now entered into a transition period until December 31, 2020, during which the U.K. and the E.U. will negotiate to formalize the future U.K.-E.U. relationship with respect to a number of matters, most notably, trade. Although the U.K. has ceased to be an E.U. member, during the transition period their trading relationship will remain the same and the U.K. will continue to follow the E.U.’s rules, such as accepting rulings from the European Court of Justice, and the U.K. will continue to contribute to the E.U.’s budget. Uncertainty remains as to what specific terms of separation may be agreed during the transition period. It is possible that the U.K. will fail to agree to specific separation terms with the E.U. by the end of the transition period, which, absent extension, may require the U.K. to leave the E.U. under a so-called “hard Brexit” or “no-deal Brexit” without specific agreements on trade, finance and other key elements. The foregoing has caused uncertainty as to Brexit’s impact on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates, and availability of capital. Examples of the potential impact Brexit could have on our business, financial condition or results of operations include:

•
changes in foreign currency exchange rates and disruptions in the capital markets. For example, a sustained period of weakness in the British pound sterling or the euro could have an adverse impact on our liquidity, including our ability to fund repurchases of our equity securities and other U.S. dollar-denominated liquidity requirements;

•	shortages of labor necessary to conduct our business, including our Network Extensions in the U.K.;

•	disruption to our U.K. supply chain and related increased cost of supplies;

•	a weakened U.K. economy resulting in decreased consumer demand for our products and services in the U.K.;

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

We cannot be certain that we will be successful with respect to acquisitions, dispositions, partnerships or other similar transactions, or that we will achieve the anticipated benefits thereof. Historically, our businesses have grown, in part, through selective acquisitions that enabled them to take advantage of existing networks, local service offerings and region-specific management expertise, and we have also taken advantage of attractive opportunities to sell select businesses. We expect to seek to continue improving our company through attractive acquisitions, dispositions, partnerships or other similar transactions in selected markets, such as the SFR BeLux acquisition in June 2017, the De Vijver Media acquisition in June 2019, the UPC Austria disposition in July 2018 and the sales of the operations of UPC DTH and the Vodafone Disposal Group in May 2019 and July 2019, respectively. Our ability to complete any transaction may be limited by many factors, including government regulation, availability of financing, our or our counterparty’s debt covenants, the prevalence of complex ownership structures among potential targets, acquirers, or partners, disapproval by shareholders of potential targets or acquirers, and competition from other potential acquirers, including private equity funds. Even if we are successful in completing such transactions, integration and separation activities may present significant costs and challenges. We cannot be assured that we will be successful with respect to acquisitions, dispositions, partnerships or other similar transactions or realizing the anticipated benefits thereof. For example, we had agreed to the sale of UPC Switzerland. However, in November 2019, the related Share Purchase Agreement was terminated due to a dispute between the proposed acquirer and its largest shareholder.
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

Factors Relating to Certain Financial Matters
Our substantial leverage could limit our ability to obtain additional financing and have other adverse effects. We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance that is between four and five times our consolidated Adjusted OIBDA. As a result, we are highly leveraged. At December 31, 2019, the outstanding principal amount of our consolidated debt, together with our finance lease obligations aggregated $28.3 billion, including $3.9 billion that is classified as current on our consolidated balance sheet and $20.7 billion that is not due until 2025 or thereafter. We believe that we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate that we will seek to refinance or otherwise extend our debt maturities. In this regard, we completed refinancing transactions during 2019 that, among other things, resulted in the extension of certain of our subsidiaries’ debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions, sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position.
Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Accordingly, if our cash provided by operations declines or we encounter other material liquidity requirements, we may be required to seek additional debt or equity financing in order to meet our debt obligations and other liquidity requirements as they come due. In addition, our current debt levels may limit our ability to incur additional debt financing to fund working capital needs, acquisitions, property and equipment additions, or other general corporate requirements. We can give no assurance that any additional debt or equity financing will be available on terms that are as favorable as the terms of our existing debt or at all. Further, our board of directors has approved share repurchase programs for Liberty Global. Any cash used by our company in connection with any future purchases of our ordinary shares would not be available for other purposes, including the repayment of debt. For additional information concerning our share repurchase programs, see note 14 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.

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
In addition, most of the credit agreements to which these subsidiaries are parties include financial covenants that require them, in certain circumstances, to maintain certain leverage ratios if the drawings under the applicable revolving credit facility exceed a certain percentage of the commitments under such revolving credit facility. Their ability to meet these financial covenants may be affected by adverse economic, competitive, or regulatory developments and other events beyond their control, and we cannot assure you that these financial covenants will be met. In the event of a default under such subsidiaries’ credit agreements or indentures, the lenders may accelerate the maturity of the indebtedness under those agreements or indentures, which could result in a default under other outstanding credit facilities or indentures. We cannot assure you that any of these subsidiaries will have sufficient assets to pay indebtedness outstanding under their credit agreements and indentures. Any refinancing of this indebtedness is likely to contain similar restrictive covenants.
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
In July 2017, the U.K. Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Currently, it is not possible to predict the exact transitional arrangements for calculating applicable reference rates that may be made in the U.K., the U.S., the Eurozone or elsewhere given that a number of outcomes are possible, including the cessation of the publication of one or more reference rates. Our credit agreements contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed debt to the extent LIBOR is not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR. Additionally, no mandatory prepayment or redemption provisions would be triggered under our credit agreements in the event that the LIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed debt could be different than any new reference rate that applies to our LIBOR-indexed derivative instruments. We anticipate managing this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and/or the company may incur significant associated costs.
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
Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate may adversely impact our business, financial condition and results of operations. The current macroeconomic environment is highly volatile, and continuing instability in global markets, including ongoing trade negotiations, the risk of deflation and the stability of the British pound sterling and the euro, has contributed to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, including the effectiveness of measures by the E.U. Commission to address debt burdens of certain countries in Europe and low growth expectations. As a result, we cannot predict how long challenging conditions will exist or the extent to which the markets in which we operate may deteriorate. Additional risks arising from the ongoing economic challenges in Europe are described below under the Risk Factor titled: We are exposed to sovereign debt and currency instability risks that could have an adverse impact on our liquidity, financial condition and cash flows.
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
We are exposed to the risk of default by the counterparties to our cash investments, derivative and other financial instruments, and undrawn debt facilities. Although we seek to manage the credit risks associated with our cash investments, derivative and other financial instruments, and undrawn debt facilities, we are exposed to the risk that our counterparties will default on their obligations to us. While we regularly review our credit exposures and currently have no specific concerns about the creditworthiness of any counterparty for which we have material credit risk exposures, we cannot rule out the possibility that one or more of our counterparties could fail or otherwise be unable to meet its obligations to us. Any such instance of default or failure could have an adverse effect on our cash flows, results of operations, financial condition and/or liquidity. In this regard, (1) we may incur losses to the extent that we are unable to recover debts owed to us, including cash deposited and the value of financial losses, (2) we may incur significant costs to recover amounts owed to us, and such recovery may take a long period of time or may not be possible at all, (3) our derivative liabilities may be accelerated by the default of our counterparty, (4) we may be exposed to financial risks as a result of the termination of affected derivative contracts, and it may be costly or impossible to replace such contracts or otherwise mitigate such risks, (5) amounts available under committed credit facilities may be reduced and (6) disruption to the credit markets could adversely impact our ability to access debt financing on favorable terms, or at all.
At December 31, 2019, our exposure to counterparty credit risk included (1) derivative assets with an aggregate fair value of $253.2 million, (2) cash and cash equivalent and restricted cash balances of $8,180.9 million and (3) aggregate undrawn debt facilities of $3,005.0 million. For additional information on our derivative contracts, see note 8 to our consolidated financial statements included in Part II of this Annual Report on Form 10-K.
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
We may not report net earnings. We reported losses from continuing operations of $1,409.0 million, $1,411.5 million and $2,350.0 million during 2019, 2018 and 2017, respectively. In light of our historical financial performance, we cannot assure you that we will report net earnings in the near future.

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
John C. Malone has significant voting power with respect to corporate matters considered by our shareholders. John C. Malone beneficially owns outstanding ordinary shares of Liberty Global representing 30.5% of our aggregate voting power as of February 7, 2020. By virtue of Mr. Malone’s voting power in our company, as well as his position as Chairman of our board of directors, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to our shareholders for approval. For example, under English law and our articles of association, certain matters (including amendments to the articles of association) require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution, and other certain corporate transactions or matters may require the approval of at least 75% of the outstanding shares of each class of our ordinary shares. Because Mr. Malone beneficially owns approximately 30.5% of our aggregate voting power and more than 72% of the outstanding Class B ordinary shares of Liberty Global, he has the ability to prevent the requisite approval threshold from being met even though the other shareholders may determine that such action or transaction is beneficial for the company. Mr. Malone’s rights to vote or dispose of his equity interests in our company are not subject to any restrictions in favor of us other than as may be required by applicable law and except for customary transfer restrictions pursuant to equity award agreements.
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
Item 3.    LEGAL PROCEEDINGS
From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 19 to our consolidated financial statements in Part II of this Annual Report on Form 10-K.
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

The following table sets forth the quarterly range of high and low sales prices of Liberty Global Class B ordinary shares for 2019 and 2018. Although Liberty Global Class B ordinary shares are traded on the Nasdaq Global Select Market, an established public trading market does not exist for the shares, as they are not actively traded.

	Liberty Global Class B ordinary shares
	High	Low
2019
First quarter	$26.60	$20.99
Second quarter	$30.05	$24.74
Third quarter	$29.11	$24.66
Fourth quarter	$25.05	$22.61

2018
First quarter	$39.00	$31.65
Second quarter	$32.55	$28.00
Third quarter	$29.10	$26.75
Fourth quarter	$27.18	$20.70

Holders

As of January 31, 2020, there were 596 , seven and 690 record holders of Liberty Global Class A, Class B and Class C ordinary shares, respectively. These amounts do not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but include each such institution as one record holder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchase of Equity Securities

Our company did not purchase any of its own equity securities during the three months ended December 31, 2019. As of December 31, 2019, the remaining amount authorized for share repurchases was $66.4 million. In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases.

Stock Performance Graph

The following graph compares the changes in the cumulative total shareholder return on our Liberty Global Class A, Class B and Class C ordinary shares from January 1, 2015 to December 31, 2019, to the change in the cumulative total return on the ICB 6500 Telecommunications and the Nasdaq US Benchmark TR Index (assuming reinvestment of dividends, where applicable). The performance presented below includes the retrospective impact of certain distributions of LiLAC Shares on July 1, 2015 and 2016. The graph assumes that $100 was invested on January 1, 2015.

	December 31,
	2015	2016	2017	2018	2019

Liberty Global - Class A	$84.37	$69.39	$81.30	$48.41	$51.58
Liberty Global - Class B	$80.13	$61.99	$70.08	$41.40	$44.83
Liberty Global - Class C	$84.39	$70.30	$80.10	$48.86	$51.59
ICB 6500 Telecommunications	$103.59	$128.22	$128.09	$119.36	$150.83
Nasdaq US Benchmark TR Index	$100.48	$113.55	$137.83	$130.33	$170.96

Item 6.    SELECTED FINANCIAL DATA

The following tables present the selected historical financial information of our continuing operations (unless otherwise indicated), which was derived from our consolidated financial statements as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This information is only a summary and should be read together with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements included elsewhere herein.

	December 31,
	2019	2018	2017	2016	2015
	in millions
Summary Balance Sheet Data (a):
Investments	$4,782.0	$5,121.8	$6,671.4	$6,388.7	$2,839.3
Property and equipment, net	$13,843.4	$13,878.9	$14,149.0	$12,235.4	$15,676.6
Goodwill	$14,052.1	$13,715.8	$14,354.1	$12,763.9	$21,801.0
Total assets (including discontinued operations)	$49,046.3	$53,153.6	$57,596.8	$68,684.1	$67,645.2
Debt and finance lease obligations, including current portion	$28,182.5	$29,805.2	$32,644.5	$28,843.6	$35,955.7
Total equity	$13,198.6	$4,148.3	$6,393.0	$14,732.0	$10,174.3

	Year ended December 31,
	2019	2018	2017	2016	2015
	in millions, except per share amounts
Summary Statement of Operations Data (a):
Revenue	$11,541.5	$11,957.9	$11,276.4	$13,731.1	$13,680.0
Operating income	$745.5	$839.1	$792.4	$1,570.1	$1,189.1
Earnings (loss) from continuing operations	$(1,409.0)	$(1,411.5)	$(2,350.0)	$1,650.3	$(1,456.6)
Earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(1,525.8)	$(1,532.0)	$(2,421.4)	$1,624.5	$(1,546.3)
Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share:
Liberty Global Shares (b)	$(2.16)	$(1.97)	$(2.86)	$1.83	$(1.79)
Old Liberty Global Shares (c)					$(1.75)
Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share:
Liberty Global Shares (b)	$(2.16)	$(1.97)	$(2.86)	$1.81	$(1.79)
Old Liberty Global Shares (c)					$(1.75)
_______________

(a)
Our continuing operations completed a number of acquisitions during the years presented, the most significant of which was BASE on February 11, 2016. On December 31, 2016, we completed the VodafoneZiggo JV Transaction, pursuant to which we contributed VodafoneZiggo Holding to the VodafoneZiggo JV. In addition, we acquired C&W on May 16, 2016, which was attributed to the LiLAC Group. Effective December 31, 2017, we completed the Split-off Transaction, pursuant to which the businesses, assets and liabilities of the LiLAC Group were transferred to an independent publicly-traded company, and on July 31, 2019, we completed the sale of the Vodafone Disposal Group. Accordingly, the selected financial data included in this table presents the LiLAC Group and Vodafone Disposal Group as discontinued operations for all applicable periods. For information regarding our acquisitions and dispositions during the past three years, see notes 5 and 6, respectively, to our consolidated financial statements.

(b)	The per share amounts presented for 2015 relate to the period from July 1, 2015 through December 31, 2015.

(c)
The per share amounts presented for 2015 relate to the period from January 1, 2015 through June 30, 2015. “Old Liberty Global Shares” refers to our Class A, Class B and Class C ordinary shares that were outstanding prior to being reclassified into Liberty Global Shares in connection with the Split-off Transaction, as further described in note 14 to our consolidated financial statements.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our consolidated financial statements, is intended to assist in providing an understanding of our results of operations and financial condition and is organized as follows:

•	Overview. This section provides a general description of our business and recent events.

•	Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2019 and 2018.

•	Liquidity and Capital Resources. This section provides an analysis of our corporate and subsidiary liquidity, consolidated statements of cash flows and contractual commitments.

•	Critical Accounting Policies, Judgments and Estimates. This section discusses those material accounting policies that involve uncertainties and require significant judgment in their application.

•	Quantitative and Qualitative Disclosures about Market Risk. This section provides discussion and analysis of the foreign currency, interest rate and other market risk that our company faces.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated, and operational data is presented, as of December 31, 2019.

Included below is an analysis of our results of operations and cash flows for 2019, as compared to 2018. An analysis of our results of operations and cash flows for 2018, as compared to 2017, can be found under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2018 (our 2018 10-K), which is available through the Securities and Exchange Commission’s website at www.sec.gov.

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our continuing operations comprise businesses that provide residential and B2B communications services in (i) the U.K. and Ireland through Virgin Media, (ii) Belgium through Telenet and (iii) Switzerland, Poland and Slovakia through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

As further described in note 6 to our consolidated financial statements, we (i) completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations) on July 31, 2019, (ii) completed the sale of the operations of UPC DTH on May 2, 2019, (iii) completed the sale of our operations in Austria on July 31, 2018 and (iv) completed the Split-off Transaction on December 29, 2017. Accordingly, (a) our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all applicable periods and (b) the entities comprising the LiLAC Group are presented as discontinued operations in our consolidated statements of operations and cash flows for 2017. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At December 31, 2019, we owned and operated networks that passed 25,759,100 homes and served 25,047,500 revenue generating units (RGUs), consisting of 9,345,200 broadband internet subscribers, 8,281,200 video subscribers and 7,421,100 fixed-line telephony subscribers. In addition, at December 31, 2019, our continuing operations served 6,295,200 mobile subscribers.

Broadband internet services. We offer multiple tiers of broadband internet service with download speeds of up to 1.1 Gbps depending on location. We continue to invest in new technologies that allow us to increase the internet speeds we offer to our customers.

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

Mobile services. We offer voice and data mobile services over our own network in Belgium and as an MVNO over third-party networks in the U.K., Switzerland, Ireland and Poland. In addition, we generate revenue from the sale of mobile handsets.

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

We strive to achieve organic revenue and customer growth in our operations by developing and marketing bundled entertainment and information and communications services, and extending and upgrading the quality of our networks where appropriate. As we use the term, organic growth excludes foreign currency translation effects (FX) and the estimated impact of acquisitions and dispositions. While we seek to increase our customer base, we also seek to maximize the average revenue we receive from each household by increasing the penetration of our broadband internet, digital video, fixed-line telephony and mobile services with existing customers through product bundling and upselling.

We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During 2019, pursuant to the Network Extensions, we connected approximately 649,000 additional residential and commercial premises (excluding upgrades) to our networks, including approximately 505,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. We expect to continue the Network Extensions in 2020. Depending on a variety of factors, including the financial and operational results of our new build programs, the Network Extensions may be continued, modified or cancelled at our discretion.

The capital costs associated with the Network Extensions, which include the costs to build out the networks and the purchase and installation of related customer premises equipment, are expected to decline in 2020 as compared to 2019, but still represent a large portion of our capital costs. For information regarding our expected property and equipment additions during 2020, see Liquidity and Capital Resources — Consolidated Statements of Cash Flows below.

Our assessment of the impacts of the Network Extensions are subject to competitive, economic, regulatory and other factors outside of our control.

Competition and Other External Factors

We are experiencing competition in all of the markets in which we or our affiliates operate. This competition, together with macroeconomic and regulatory factors, has adversely impacted our revenue, RGUs and/or average monthly subscription revenue per average cable RGU or mobile subscriber, as applicable (ARPU). For additional information regarding the competition we face, see Item 1. Business - Competition and - Regulatory Matters included in Part I of this Annual Report on Form 10-K. For additional information regarding the revenue impact of changes in the RGUs and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Reportable Segments below.

In addition to competition, our operations are subject to macroeconomic, political and other risks that are outside of our control. For example, on June 23, 2016, the U.K. held a referendum in which voters approved, on an advisory basis, an exit from the E.U., commonly referred to as “Brexit.” The U.K. formally exited the E.U. on January 31, 2020, and has now entered into a transition period until December 31, 2020, during which the U.K. and the E.U. will negotiate to formalize the future U.K.-E.U. relationship with respect to a number of matters, most notably trade. Although the U.K. has ceased to be an E.U. member, during the transition period their trading relationship will remain the same and the U.K. will continue to follow the E.U.'s rules, such as accepting rulings from the European Court of Justice, and the U.K. will continue to contribute to the E.U.’s budget. Uncertainty remains as to what specific terms of separation may be agreed during the transition period. It is possible that the U.K. will fail to agree to specific separation terms with the E.U. by the end of the transition period, which, absent extension, may require the U.K. to leave the E.U. under a so-called “hard Brexit” or “no-deal Brexit” without specific agreements on trade, finance and other key elements. The foregoing has caused uncertainty as to Brexit’s impact on the free movement of goods, services, people and capital between the U.K. and the E.U., customer behavior, economic conditions, interest rates, currency exchange rates and availability of capital. The effects of Brexit could adversely affect our business, results of operations and financial condition. For additional information regarding the potential impact of Brexit on our company, see Item 1A. Risk Factors included in Part I of this Annual Report on Form 10-K.

For information regarding certain other regulatory developments that could adversely impact our results of operations in future periods, see Legal and Regulatory Proceedings and Other Contingencies - Other Regulatory Matters in note 19 to our consolidated financial statements.

Results of Operations

We have completed a number of transactions that impact the comparability of our 2019 and 2018 results of operations, the most notable of which is the De Vijver Media Acquisition on June 3, 2019. For further information, see note 5 to our consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to FX risk during the three months ended December 31, 2019 was to the British pound sterling and euro as 53.0% and 32.8% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Annual Report on Form 10-K, see Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 20 to our consolidated financial statements. For information regarding the results of operations of the VodafoneZiggo JV, refer to Discussion and Analysis of our Consolidated Operating Results - Share of results of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for 2019, as compared to 2018. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-period rate during all periods presented. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for 2019, 2018 and 2017 at the end of this section.

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

Revenue of our Consolidated Reportable Segments

General. While not specifically discussed in the below explanations of the changes in the revenue of our consolidated reportable segments, we are experiencing competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our RGUs and/or ARPU.

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of RGUs or mobile subscribers outstanding during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (a) changes in prices, (b) changes in bundling or promotional discounts, (c) changes in the tier of services selected, (d) variances in subscriber usage patterns and (e) the overall mix of cable and mobile products within a segment during the period. In the following discussion, we discuss ARPU changes in terms of the net impact of the above factors on the ARPU that is derived from our broadband internet, video, fixed-line telephony and mobile products.

Revenue — 2019 compared to 2018

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$6,600.3	$6,875.1	$(274.8)	(4.0)	$28.9	0.4
Belgium	2,893.0	2,993.6	(100.6)	(3.4)	(46.9)	(1.5)
Switzerland	1,258.8	1,326.0	(67.2)	(5.1)	(47.4)	(3.6)
Central and Eastern Europe	475.4	492.2	(16.8)	(3.4)	13.5	2.7
Central and Corporate (a)	316.4	274.2	42.2	15.4	(36.1)	(9.8)
Intersegment eliminations	(2.4)	(3.2)	0.8	N.M.	0.8	N.M.
Total	$11,541.5	$11,957.9	$(416.4)	(3.5)	$(87.2)	(0.7)
_______________

N.M. — Not Meaningful.

(a)
Amounts primarily include revenue earned from transition and other services provided to the VodafoneZiggo JV and various third parties. In addition, the amount for 2018 includes revenue associated with a wholesale handset program that was discontinued on December 31, 2018. For additional information, see notes 6 and 7 to our consolidated financial statements.

U.K./Ireland. The details of the decrease in U.K./Ireland’s revenue during 2019, as compared to 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$42.4	$—	$42.4
ARPU (b)	12.6	—	12.6
Decrease in residential cable non-subscription revenue (c)	—	(15.5)	(15.5)
Total increase (decrease) in residential cable revenue	55.0	(15.5)	39.5
Increase (decrease) in residential mobile revenue (d)	2.1	(11.7)	(9.6)
Increase (decrease) in B2B revenue (e)	13.5	(16.8)	(3.3)
Increase in other revenue	—	2.3	2.3
Total organic increase (decrease)	70.6	(41.7)	28.9
Impact of FX	(238.0)	(65.7)	(303.7)
Total	$(167.4)	$(107.4)	$(274.8)
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is attributable to the net effect of (i) an increase in the average number of broadband internet and fixed-line telephony RGUs and (ii) a decrease in the average number of video RGUs.

(b)
The increase in residential cable subscription revenue related to a change in ARPU is attributable to the net effect of (i) a net increase due to (a) higher ARPU from video and broadband internet services and (b) lower ARPU from fixed-line telephony services and (ii) an adverse change in RGU mix.

(c)
The decrease in residential cable non-subscription revenue is primarily attributable to our operations in the U.K., including (i) a decrease in revenue from late fees and (ii) lower installation revenue.

(d)
The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers, partially offset by lower ARPU in the U.K. The decrease in residential mobile non-subscription revenue is primarily attributable to our operations in the U.K., including the net effect of (i) a decrease in revenue from mobile handset sales, which typically generate relatively low margins, and (ii) $7.8 million of revenue recognized during 2019 in connection with the sale of rights to future commission payments on customer handset insurance arrangements.

(e)
The increase in B2B subscription revenue is primarily due to an increase in the average number of broadband internet SOHO subscribers in the U.K. The decrease in B2B non-subscription revenue is primarily attributable to our operations in the U.K., including the net effect of (i) an increase in upfront revenue recognized in association with long-term leases of a portion of our network, (ii) lower revenue from data services, (iii) a decrease in installation revenue, (iv) a decrease in revenue related to business network services and (v) lower revenue from wholesale fixed-line telephony services.

Belgium. The details of the decrease in Belgium’s revenue during 2019, as compared to 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(75.5)	$—	$(75.5)
ARPU (b)	54.2	—	54.2
Decrease in residential cable non-subscription revenue (c)	—	(8.9)	(8.9)
Total decrease in residential cable revenue	(21.3)	(8.9)	(30.2)
Increase (decrease) in residential mobile revenue (d)	(24.3)	23.0	(1.3)
Increase (decrease) in B2B revenue (e)	31.7	(47.1)	(15.4)
Total organic decrease	(13.9)	(33.0)	(46.9)
Impact of acquisitions	1.1	103.9	105.0
Impact of FX	(117.5)	(41.2)	(158.7)
Total	$(130.3)	$29.7	$(100.6)
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is attributable to a decline in the average number of video, broadband internet and fixed-line telephony RGUs.

(b)
The increase in residential cable subscription revenue related to a change in ARPU is primarily attributable to (i) higher ARPU from broadband internet and video services and (ii) an improvement in RGU mix.

(c)	The decrease in residential cable non-subscription revenue is primarily due to (i) lower revenue from equipment sales, (ii) lower interconnect revenue and (iii) a decrease in revenue from late fees.

(d)
The decrease in residential mobile subscription revenue is primarily attributable to lower ARPU. The increase in residential mobile non-subscription revenue is primarily due to an increase in revenue from the sale of mobile handsets and other devices.

(e)
The increase in B2B subscription revenue is primarily attributable to the net effect of (i) an increase in the average number of SOHO subscribers and (ii) lower ARPU from mobile SOHO services. The decrease in B2B non-subscription revenue is primarily due to (a) lower revenue from wholesale services and (b) a decrease in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 19 to our consolidated financial statements.

Switzerland. The details of the decrease in Switzerland’s revenue during 2019, as compared to 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$(70.1)	$—	$(70.1)
ARPU (b)	(13.4)	—	(13.4)
Decrease in residential cable non-subscription revenue (c)	—	(0.2)	(0.2)
Total decrease in residential cable revenue	(83.5)	(0.2)	(83.7)
Increase in residential mobile revenue (d)	14.9	13.9	28.8
Increase in B2B revenue (e)	1.3	8.0	9.3
Decrease in other revenue	—	(1.8)	(1.8)
Total organic increase (decrease)	(67.3)	19.9	(47.4)
Impact of acquisitions	1.0	—	1.0
Impact of FX	(16.3)	(4.5)	(20.8)
Total	$(82.6)	$15.4	$(67.2)
_______________

(a)
The decrease in residential cable subscription revenue related to a change in the average number of RGUs is primarily attributable to a decline in the average number of video and broadband internet RGUs.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is attributable to (i) a net decrease due to (a) lower ARPU from fixed-line telephony and video services and (b) higher ARPU from broadband internet services and (ii) an adverse change in RGU mix.

(c)
The decrease in residential cable non-subscription revenue is primarily attributable to the net effect of (i) a decrease in revenue associated with our Swiss sports channels and (ii) higher revenue from construction services provided to our partner networks.

(d)
The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers. The increase in residential mobile non-subscription revenue is primarily attributable to an increase in revenue from mobile handset sales.

(e)	The increase in B2B non-subscription revenue is primarily due to higher revenue from wholesale fixed-line telephony services.

Central and Eastern Europe. The details of the decrease in Central and Eastern Europe’s revenue during 2019, as compared to 2018, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs (a)	$13.5	$—	$13.5
ARPU (b)	(6.1)	—	(6.1)
Decrease in residential cable non-subscription revenue	—	(1.3)	(1.3)
Total increase (decrease) in residential cable revenue	7.4	(1.3)	6.1
Increase in residential mobile revenue	—	0.1	0.1
Increase in B2B revenue (c)	3.0	3.6	6.6
Increase in other revenue	—	0.7	0.7
Total organic increase	10.4	3.1	13.5
Impact of FX	(28.5)	(1.8)	(30.3)
Total	$(18.1)	$1.3	$(16.8)
_______________

(a)
The increase in residential cable subscription revenue related to a change in the average number of RGUs is primarily attributable to an increase in the average number of video and broadband internet RGUs, largely in Poland.

(b)
The decrease in residential cable subscription revenue related to a change in ARPU is primarily due to our operations in Poland, including (i) a net decrease due to (a) lower ARPU from video services and (b) higher ARPU from broadband internet services and (ii) an adverse change in RGU mix.

(c)
The increase in B2B subscription revenue is largely attributable to an increase in the average number of SOHO subscribers. The increase in B2B non-subscription revenue is primarily due to an increase in revenue from wholesale services in Poland.

Revenue — 2018 compared to 2017

For discussion and analysis of the revenue of our consolidated reportable segments during 2018, as compared to 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our 2018 10-K.

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

Adjusted OIBDA of our Consolidated Reportable Segments

Adjusted OIBDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. For the definition of this performance measure and for a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes, see note 20 to our consolidated financial statements.

Adjusted OIBDA — 2019 compared to 2018

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$2,800.5	$2,995.5	$(195.0)	(6.5)	$(70.0)	(2.3)
Belgium	1,386.1	1,480.0	(93.9)	(6.3)	(30.5)	(2.0)
Switzerland	627.9	712.0	(84.1)	(11.8)	(73.7)	(10.4)
Central and Eastern Europe	215.0	233.6	(18.6)	(8.0)	(5.4)	(2.3)
Central and Corporate	(171.1)	(257.8)	86.7	33.6	4.5	2.5
Intersegment eliminations	1.1	(11.8)	12.9	N.M.	12.9	N.M.
Total	$4,859.5	$5,151.5	$(292.0)	(5.7)	$(162.2)	(3.1)
_______________

N.M. — Not Meaningful.

Adjusted OIBDA — 2018 compared to 2017

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2018 (a)	2017 (a)	$	%	$	%
		pro forma (b)
	in millions, except percentages

U.K./Ireland	$2,995.5	$2,805.1	$190.4	6.8	$92.0	3.3
Belgium	1,480.0	1,296.6	183.4	14.1	105.8	8.1
Switzerland	712.0	797.4	(85.4)	(10.7)	(90.4)	(11.3)
Central and Eastern Europe	233.6	220.9	12.7	5.7	3.2	1.4
Central and Corporate	(257.8)	(317.3)	59.5	18.8	49.7	14.8
Intersegment eliminations	(11.8)	(9.5)	(2.3)	N.M.	(2.3)	N.M.
Total	$5,151.5	$4,793.2	$358.3	7.5	$158.0	3.3

_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 20 to our consolidated financial statements.

(b)
As further described in note 2 to our consolidated financial statements, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. In order to provide a more meaningful comparison, Adjusted OIBDA for 2017 is presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Year ended December 31,
	2019	2018 (a)	2017 (a)(b)
	%

U.K./Ireland	42.4	43.6	43.9
Belgium	47.9	49.4	45.3
Switzerland	49.9	53.7	58.4
Central and Eastern Europe	45.2	47.5	47.4
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 20 to our consolidated financial statements.

(b)
As further described in note 2 to our consolidated financial statements, we adopted ASU 2014-09 on January 1, 2018 using the cumulative effect transition method. In order to provide a more meaningful comparison, Adjusted OIBDA margins for 2017 are presented on a pro forma basis that gives effect to the adoption of ASU 2014-09 as if such adoption had occurred on January 1, 2017.

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

2019 compared to 2018

Revenue

Our revenue by major category is set forth below:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$3,187.4	$3,226.6	$(39.2)	(1.2)	$105.9	3.3
Video	2,723.9	2,863.2	(139.3)	(4.9)	(18.5)	(0.6)
Fixed-line telephony	1,413.2	1,607.8	(194.6)	(12.1)	(129.8)	(8.1)
Total subscription revenue	7,324.5	7,697.6	(373.1)	(4.8)	(42.4)	(0.6)
Non-subscription revenue	198.1	279.1	(81.0)	(29.0)	(72.7)	(26.2)
Total residential cable revenue	7,522.6	7,976.7	(454.1)	(5.7)	(115.1)	(1.4)
Residential mobile revenue (c):
Subscription revenue (b)	932.1	983.5	(51.4)	(5.2)	(7.3)	(0.7)
Non-subscription revenue	688.2	694.8	(6.6)	(0.9)	25.5	3.7
Total residential mobile revenue	1,620.3	1,678.3	(58.0)	(3.5)	18.2	1.1
Total residential revenue	9,142.9	9,655.0	(512.1)	(5.3)	(96.9)	(1.0)
B2B revenue (d):
Subscription revenue	472.5	446.4	26.1	5.8	49.5	11.1
Non-subscription revenue	1,441.5	1,537.1	(95.6)	(6.2)	(50.0)	(3.3)
Total B2B revenue	1,914.0	1,983.5	(69.5)	(3.5)	(0.5)	—
Other revenue (e)	484.6	319.4	165.2	51.7	10.2	1.8
Total	$11,541.5	$11,957.9	$(416.4)	(3.5)	$(87.2)	(0.7)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $247.4 million and $253.6 million during 2019 and 2018, respectively.

(d)
B2B subscription revenue represents revenue from SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. A portion of the increases in our B2B subscription revenue is attributable to the conversion of certain residential subscribers to SOHO subscribers. B2B non-subscription revenue includes revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators.

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) revenue earned from transitional and other services provided to various third parties and (iii) broadcasting revenue in Ireland.

Total revenue. Our consolidated revenue decreased $416.4 million or 3.5% during 2019, as compared to 2018. This decrease includes an increase of $105.9 million attributable to the impact of acquisitions. On an organic basis, our consolidated revenue decreased $87.2 million or 0.7%.

Residential revenue. The details of the decrease in our consolidated residential revenue for 2019, as compared to 2018, are as follows (in millions):

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of RGUs	$(50.3)
ARPU	7.9
Decrease in residential cable non-subscription revenue	(72.7)
Total decrease in residential cable revenue	(115.1)
Decrease in residential mobile subscription revenue	(7.3)
Increase in residential mobile non-subscription revenue	25.5
Total organic decrease in residential revenue	(96.9)
Impact of acquisitions and disposals	(0.3)
Impact of FX	(414.9)
Total decrease in residential revenue	$(512.1)

On an organic basis, our consolidated residential cable subscription revenue decreased $42.4 million or 0.6% during 2019, as compared to 2018. This decrease is attributable to the net effect of (i) a decrease from fixed-line telephony services of $129.8 million or 8.1%, primarily attributable to lower ARPU, (ii) an increase from broadband internet services of $105.9 million or 3.3%, attributable to higher ARPU and an increase in the average number of RGUs, and (iii) a decrease from video services of $18.5 million or 0.6%, attributable to the net effect of a decrease in the average number of RGUs and higher ARPU.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $72.7 million or 26.2% during 2019, as compared to 2018. This decrease is primarily attributable to decreases in U.K./Ireland and Belgium.

On an organic basis, our consolidated residential mobile subscription revenue decreased $7.3 million or 0.7% during 2019, as compared to 2018. This decrease is primarily due to a decrease in Belgium that was only partially offset by an increase in Switzerland and, to a lesser extent, U.K./Ireland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $25.5 million or 3.7% during 2019, as compared to 2018. This increase is primarily due to an increase in revenue from sales of mobile handsets and other devices, as increases in Belgium and Switzerland were only partially offset by a decrease in U.K./Ireland. Mobile handset sales typically generate relatively low margins.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $49.5 million or 11.1% during 2019, as compared to 2018. This increase is primarily due to increases in Belgium and U.K./Ireland.

On an organic basis, our consolidated B2B non-subscription revenue decreased $50.0 million or 3.3% during 2019, as compared to 2018. This decrease is primarily due to decreases in Belgium and U.K./Ireland, partially offset by an increase in Switzerland.

Other revenue. On an organic basis, our consolidated other revenue increased $10.2 million or 1.8% during 2019, as compared to 2018. This increase is primarily due to revenue earned from sales of customer premises equipment to the VodafoneZiggo JV, which began during the second quarter of 2018 and typically generate low margins.

Programming and other direct costs of services

Programming and other direct costs of services include programming and copyright costs, interconnect and access costs, costs of mobile handsets and other devices and other direct costs related to our operations. Programming and copyright costs represent a significant portion of our operating costs and are subject to rise in future periods due to various factors, including (i) higher costs associated with the expansion of our digital video content, including rights associated with ancillary product offerings and rights that provide for the broadcast of live sporting events and (ii) rate increases.

The details of our programming and other direct costs of services are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

U.K./Ireland	$2,058.3	$2,101.3	$(43.0)	(2.0)	$51.9	2.5
Belgium	694.5	680.5	14.0	2.1	(2.8)	(0.4)
Switzerland	265.9	253.0	12.9	5.1	17.9	7.1
Central and Eastern Europe	116.1	111.2	4.9	4.4	12.4	11.2
Central and Corporate	104.3	100.0	4.3	4.3	2.3	2.1
Intersegment eliminations	(0.4)	0.1	(0.5)	N.M.	(0.5)	N.M.
Total	$3,238.7	$3,246.1	$(7.4)	(0.2)	$81.2	2.5
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services decreased $7.4 million or 0.2% during 2019, as compared to 2018. This decrease includes an increase of $55.0 million attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $81.2 million or 2.5%. This increase includes the following factors:

•
An increase in programming and copyright costs of $54.5 million or 3.3% due to higher costs for certain premium and/or basic content, primarily due to increases in U.K./Ireland and Poland that were only partially offset by a decrease in Switzerland;

•
The impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in an increase of $34.1 million that was fully offset by a corresponding decrease in various other operating and SG&A expenses within Central and Corporate;

•
An increase in mobile handset and other device costs of $21.0 million or 5.6%, primarily due to the net effect of (i) higher sales volumes, as increases in Belgium and Switzerland were only partially offset by a decrease in U.K./Ireland, and (ii) a lower average cost per handset sold in U.K./Ireland; and

•
An increase in interconnect and access costs of $10.4 million or 1.2%, primarily due to (i) higher costs of $5.3 million due to the impact of a credit recorded during the second quarter of 2018 in connection with a telecommunications operator’s agreement to compensate communications providers, including Virgin Media, for certain contractual breaches related to network charges, (ii) higher lease and B2B data costs, primarily due to increases in Switzerland and U.K./Ireland that were only partially offset by a decrease in Belgium, (iii) higher MVNO costs, primarily in Switzerland, and (iv) higher interconnect and roaming costs, as increases in U.K./Ireland and Switzerland were only partially offset by a decrease in Belgium.

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

The details of our other operating expenses are as follows:

	Year ended December 31,		Decrease		Organic increase (decrease)
	2019	2018 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$904.0	$913.2	$(9.2)	(1.0)	$33.6	3.7
Belgium	389.1	408.5	(19.4)	(4.7)	(1.1)	(0.3)
Switzerland	178.9	186.3	(7.4)	(4.0)	(5.7)	(3.0)
Central and Eastern Europe	70.9	72.8	(1.9)	(2.6)	2.9	4.0
Central and Corporate	102.2	125.5	(23.3)	(18.6)	(27.1)	(20.4)
Intersegment eliminations	(7.7)	6.5	(14.2)	N.M.	(14.2)	N.M.
Total other operating expenses excluding share-based compensation expense	1,637.4	1,712.8	(75.4)	(4.4)	$(11.6)	(0.7)
Share-based compensation expense	3.9	4.4	(0.5)	(11.4)
Total	$1,641.3	$1,717.2	$(75.9)	(4.4)
_______________

N.M. — Not Meaningful.

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 20 to our consolidated financial statements.

Our other operating expenses (exclusive of share-based compensation expense) decreased $75.4 million or 4.4% during 2019, as compared to 2018. This decrease includes an increase of $3.4 million attributable to the impact of acquisitions. On an organic basis, our other operating expenses decreased $11.6 million or 0.7%. This decrease includes the following factors:

•
An increase in network infrastructure charges in U.K./Ireland of $42.2 million following an increase in the rateable value of certain of Virgin Media’s assets. For additional information, see “Other Regulatory Issues” in note 19 to our consolidated financial statements;

•
A decrease in personnel costs of $19.0 million or 3.7%, primarily due to the net effect of (i) lower staffing levels, primarily due to decreases in U.K./Ireland and Central and Corporate that were only partially offset by increases in Switzerland and Belgium, (ii) lower capitalizable labor activities, primarily in U.K./Ireland, (iii) a decrease in temporary personnel costs, primarily in U.K./Ireland, and (iv) higher average costs per employee, primarily due to an increase in U.K./Ireland that was only partially offset by decreases in Belgium and Switzerland; and

•
A decrease in customer service costs of $16.5 million or 5.9%, primarily due to the net effect of (i) lower call center costs, primarily in Belgium and U.K./Ireland, and (ii) an increase in customer premises equipment refurbishment, inventory management and other supply chain costs, primarily due to an increase in U.K./Ireland that was only partially offset by a decrease in Switzerland.

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

The details of our SG&A expenses are as follows:

	Year ended December 31,		Increase (decrease)		Organic increase (decrease)
	2019	2018 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$837.5	$865.1	$(27.6)	(3.2)	$13.4	1.5
Belgium	423.3	424.6	(1.3)	(0.3)	(12.5)	(2.7)
Switzerland	186.1	174.7	11.4	6.5	14.1	8.0
Central and Eastern Europe	73.4	74.6	(1.2)	(1.6)	3.6	4.8
Central and Corporate	281.0	306.5	(25.5)	(8.3)	(15.8)	(5.2)
Intersegment eliminations	4.6	2.0	2.6	N.M.	2.6	N.M.
Total SG&A expenses excluding share-based compensation expense	1,805.9	1,847.5	(41.6)	(2.3)	$5.4	0.3
Share-based compensation expense	301.9	201.6	100.3	49.8
Total	$2,107.8	$2,049.1	$58.7	2.9
______________

N.M. — Not Meaningful.

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 20 to our consolidated financial statements.

Supplemental SG&A expense information:

	Year ended December 31,		Decrease		Organic increase (decrease)
	2019	2018	$	%	$	%
	in millions, except percentages

General and administrative (a)	$1,400.4	$1,427.6	$(27.2)	(1.9)	$4.8	0.3
External sales and marketing	405.5	419.9	(14.4)	(3.4)	0.6	0.1
Total	$1,805.9	$1,847.5	$(41.6)	(2.3)	$5.4	0.3
______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $41.6 million or 2.3% during 2019, as compared to 2018. This decrease includes an increase of $34.7 million attributable to the impact of acquisitions. On an organic basis, our SG&A expenses increased $5.4 million or 0.3%. This increase includes the following factors:

•
An increase in personnel costs of $29.8 million or 3.7%, primarily due to the net effect of (i) higher incentive compensation costs, primarily in Central and Corporate, (ii) higher average costs per employee, primarily in U.K./Ireland, (iii) a decrease in temporary personnel costs, primarily due to decreases in Belgium and U.K./Ireland that were only partially offset by increases in Switzerland and Central and Corporate, and (iv) higher staffing levels, as increases in Belgium and Switzerland were only partially offset by decreases in U.K./Ireland and Central and Corporate. A portion of the higher average costs per employee is attributable to higher severance costs in U.K./Ireland of $6.7 million associated with revisions to our operating model and decreases in senior management personnel and a portion of the higher incentive compensation costs is attributable to an increase in Central and Corporate related to a $5.0 million cash bonus associated with the renewal of an existing executive employment contract on similar terms;

•
A decrease in business service and certain other costs of $4.6 million or 2.5%, primarily due to the net effect of (i) lower costs of $9.4 million due to the impact of a reassessment of an accrual in U.K./Ireland during 2018 and (ii) higher consulting costs, primarily due to an increase in Belgium that was only partially offset by a decrease in Central and Corporate; and

•
A decrease in core network and information technology-related costs of $4.4 million or 2.1%, primarily due to lower information technology-related expenses in U.K./Ireland, Central and Corporate and Switzerland that were only partially offset by an increase in Belgium.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2019	2018
	in millions
Liberty Global:
Performance-based incentive awards (a)	$134.5	$50.8
Non-performance based incentive awards (b)	107.6	90.1
Other (c)	39.0	43.4
Total Liberty Global	281.1	184.3
Telenet share-based incentive awards (d)	15.6	19.6
Other	9.1	2.1
Total	$305.8	$206.0
Included in:
Other operating expenses	$3.9	$4.4
Total SG&A expenses	301.9	201.6
Total	$305.8	$206.0
_______________

(a)	Includes share-based compensation expense related to (i) PSUs and (ii) in 2019, (a) the 2019 Challenge Performance Awards and (b) the performance-based portion of the 2019 CEO Performance Award.

(b)	The 2019 amount includes share-based compensation expense related to the RSAs issued under the 2019 CEO Performance Award.

(c)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program that was implemented in the fourth quarter of 2017. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

(d)
Represents the share-based compensation expense associated with Telenet’s share-based incentive awards, which, at December 31, 2019, included performance- and non-performance-based stock option awards with respect to 3,846,649 Telenet shares. These stock option awards had a weighted average exercise price of €43.82 ($49.20).

For additional information concerning our share-based compensation, see note 15 to our consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $3,652.2 million and $3,858.2 million during 2019 and 2018, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $33.2 million or 0.9% during 2019, as compared to 2018. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate and Belgium, (ii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iii) a decrease due to accelerated depreciation in Belgium during 2018.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $156.0 million during 2019, as compared to $248.2 million during 2018.

The 2019 amount primarily includes (i) restructuring charges of $89.9 million, including $84.3 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland, Central and Corporate and Switzerland, (ii) a net provision for litigation of £41.3 million ($54.0 million at the applicable rate) related to a VAT matter in the U.K. recorded during the fourth quarter of 2019, (iii) impairment charges of $34.2 million, primarily related to the write-off of certain network assets in U.K./Ireland, and (iv) an aggregate credit related to direct acquisition and disposition costs of $18.1 million, primarily related to the net effect of (a) a $50.4 million cash termination fee received from Sunrise Communications Group AG (Sunrise) during the fourth quarter in connection with the termination of a share purchase agreement to sell our operations in Switzerland (the Sunrise SPA) and (b) costs incurred in connection with (1) the sales of the Vodafone Disposal Group and UPC DTH and (2) the Sunrise SPA.

The 2018 amount primarily includes (i) restructuring charges of $96.4 million, including (a) $42.2 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate, and (b) $40.5 million in Belgium related to the migration of Telenet’s mobile subscribers from an MVNO arrangement to Telenet’s mobile network, and (ii) a provision for litigation of $83.1 million related to a VAT matter in the U.K. recorded during the third quarter of 2018. For additional information regarding Telenet’s exit from its MVNO arrangement, see note 16 to our consolidated financial statements.

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

For additional information regarding the aforementioned VAT matters in the U.K., see note 19 to our consolidated financial statements. For additional information regarding our restructuring charges, see note 16 to our consolidated financial statements. For additional information regarding our impairments, see Critical Accounting Policies, Judgments and Estimates — Impairment of Property and Equipment and Intangible Assets below.

Interest expense

We recognized interest expense of $1,385.9 million and $1,478.7 million during 2019 and 2018, respectively. Excluding the effects of FX, interest expense decreased $31.1 million or 2.1% during 2019, as compared to 2018. This decrease is primarily attributable to a lower average outstanding debt balance, partially offset by a slightly higher weighted average interest rate. For additional information regarding our outstanding indebtedness, see note 11 to our consolidated financial statements.

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

	Year ended December 31,
	2019	2018
	in millions

Cross-currency and interest rate derivative contracts (a)	$(207.3)	$905.8
Equity-related derivative instruments:
ITV Collar	(84.4)	176.7
Lionsgate Forward	13.0	30.1
Sumitomo Collar	—	(11.8)
Other	8.0	2.5
Total equity-related derivative instruments (b)	(63.4)	197.5
Foreign currency forward and option contracts	77.4	22.7
Other	1.3	(0.2)
Total	$(192.0)	$1,125.8
_______________

(a)
The loss during 2019 is attributable to (i) a net loss associated with changes in certain market interest rates and (ii) a net loss associated with changes in the relative value of certain currencies. In addition, the loss during 2019 includes a net gain of $16.6 million resulting from changes in our credit risk valuation adjustments. The gain during 2018 is primarily attributable to the net effect of (a) a net gain associated with changes in the relative value of certain currencies and (b) a net loss associated with changes in certain market interest rates. In addition, the gain during 2018 includes a net loss of $71.1 million resulting from changes in our credit risk valuation adjustments.

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

	Year ended December 31,
	2019	2018
	in millions

U.S. dollar denominated debt issued by British pound sterling functional currency entities	$215.6	$(258.0)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(116.7)	494.3
U.S. dollar denominated debt issued by euro functional currency entities	(110.3)	(222.1)
British pound sterling denominated debt issued by a U.S. dollar functional currency entity	(51.3)	83.3
Euro denominated debt issued by British pound sterling functional currency entities	(30.3)	5.3
Other	(1.8)	(12.4)
Total	$(94.8)	$90.4
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

	Year ended December 31,
	2019	2018
	in millions
Investments:
ITV	$163.9	$(257.8)
Lionsgate	(25.0)	(86.4)
Casa	(24.2)	(9.2)
ITI Neovision	2.7	(24.9)
Other, net	(18.4)	(14.9)
Total investments	99.0	(393.2)
Debt	(27.0)	8.7
Total	$72.0	$(384.5)

Losses on debt modification and extinguishment, net

We recognized net losses on debt modification and extinguishment of $216.7 million and $65.0 million during 2019 and 2018, respectively.

The loss during 2019 is primarily attributable to (i) the payment of $172.2 million of redemption premiums and (ii) the write-off of $42.5 million of net unamortized deferred financing costs, discounts and premiums.

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

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2019	2018
	in millions

VodafoneZiggo JV (a)	$(185.9)	$11.4
All3Media	(8.8)	(19.2)
Formula E	1.7	(0.2)
Other	(5.5)	(0.7)
Total	$(198.5)	$(8.7)
_______________

(a)
Amounts include the net effect of (i) interest income of $50.4 million and $59.6 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2019	2018
	in millions

Revenue	$4,407.8	$4,602.2
Adjusted OIBDA	$1,987.7	$2,009.7
Operating income (1)	$119.1	$130.6
Non-operating expense (2)	$(631.6)	$(598.4)
Net loss	$(470.0)	$(91.6)
_______________

(1)	Includes depreciation and amortization of $1,822.1 million and $1,833.6 million, respectively.

(2)	Includes interest expense of $647.3 million and $678.3 million, respectively.

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

Other income, net

We recognized other income, net, of $114.4 million and $43.4 million during 2019 and 2018, respectively. These amounts include (i) interest and dividend income of $77.8 million and $13.4 million, respectively, (ii) for 2019, a $25.7 million gain associated with the De Vijver Media Acquisition, representing the difference between the fair value and carrying amount of our then-existing 50% ownership interest in De Vijver Media, and (iii) credits related to the non-service components of our net periodic pension cost of $12.7 million and $18.1 million, respectively. In addition, other income, net, for 2018 includes a $12.3 million gain related to the formation of a joint venture in Belgium, representing the excess of the fair value of our ownership interest in the joint venture over the carrying value of the assets that we contributed.

Income tax expense

We recognized income tax expense of $253.0 million and $1,573.3 million during 2019 and 2018, respectively.

The income tax expense during 2019 differs from the expected income tax benefit of $219.6 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the negative impact of (i) certain permanent differences between the financial and tax accounting treatment of (a) interest and other items and (b) items associated with investments in subsidiaries, and (ii) a net increase in valuation allowances.

The income tax expense during 2018 differs from the expected income tax expense of $30.7 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) the Mandatory Repatriation Tax and (ii) certain permanent differences between the financial and tax accounting treatment of (a) items associated with investments in subsidiaries and (b) interest and other items. The net negative impact of these items was partially offset by the net positive impact of non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 13 to our consolidated financial statements.

Loss from continuing operations

During 2019 and 2018, we reported losses from continuing operations of $1,409.0 million and $1,411.5 million, respectively, consisting of (i) operating income of $745.5 million and $839.1 million, respectively, (ii) net non-operating expense of $1,901.5 million and $677.3 million, respectively, and (iii) income tax expense of $253.0 million and $1,573.3 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $730.3 million and $1,163.4 million during 2019 and 2018, respectively, related to the operations of the Vodafone Disposal Group, UPC DTH and, for 2018, UPC Austria. In addition, we recognized a gain of $12.2 billion related to the third quarter 2019 sale of the Vodafone Disposal Group, a gain of $106.0 million related to the second quarter 2019 sale of UPC DTH and a gain of $1,098.1 million related to the third quarter 2018 sale of UPC Austria. For additional information, see note 6 to our consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests includes the noncontrolling interests’ share of the results of our continuing and discontinued operations. Our net earnings attributable to noncontrolling interests were $116.8 million and $124.7 million during 2019 and 2018, respectively. The decrease is primarily attributable to the impact of the sale of UPC Austria and the results of operations of Telenet.

2018 compared to 2017

For information regarding the changes in our (i) programming and other direct costs of services, (ii) other operating expenses and (iii) SG&A expenses during 2018, as compared to 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our 2018 10-K.

Liquidity and Capital Resources

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our three subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within Telenet, Virgin Media and UPC Holding. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at December 31, 2019 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$6.7
Unrestricted subsidiaries (b)	7,951.2
Total Liberty Global and unrestricted subsidiaries	7,957.9
Borrowing groups (c):
Telenet	114.0
Virgin Media (d)	45.7
UPC Holding	24.8
Total borrowing groups	184.5
Total cash and cash equivalents	$8,142.4
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $6.7 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $7,951.2 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, represented available liquidity at the corporate level at December 31, 2019. Our remaining cash and cash equivalents of $184.5 million at December 31, 2019 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at December 31, 2019, see note 11 to our consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iii) principal and interest payments received with respect to the VodafoneZiggo JV Receivable and (iv) cash received with respect to transitional and other services provided to various third parties and the VodafoneZiggo JV.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all. For information regarding the liquidity impacts of the disposition of the Vodafone Disposal Group, see note 6 to our consolidated financial statements.

At December 31, 2019, our consolidated cash and cash equivalents balance included $8,108.2 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of any current or future share repurchase programs.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the ITV Collar Loan and (iii) principal payments on the ITV Collar Loan and the Lionsgate Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $11.9 billion at December 31, 2019 with varying maturity dates). For information regarding our commitments and contingencies, see note 19 to our consolidated financial statements.

During 2019, the aggregate amount of our share repurchases, including repurchases made pursuant to modified Dutch auction cash tenders and direct acquisition costs, was $3,220.2 million. At December 31, 2019, the remaining amount authorized for share repurchases was $66.4 million. In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases. As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our Distributable

Reserves. For additional information regarding our share repurchase programs and Distributable Reserves, see note 14 to our consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at December 31, 2019, see note 11 to our consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all. For information regarding our commitments and contingencies, see note 19 to our consolidated financial statements.

For additional information regarding our consolidated cash flows, see the discussion under Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our December 31, 2019 consolidated debt to our consolidated Adjusted OIBDA for the last twelve months was 5.4x. In addition, the ratio of our December 31, 2019 consolidated net debt (debt, as defined above, less cash and cash equivalents) to our consolidated Adjusted OIBDA for the last twelve months was 3.7x. Prior to December 31, 2019, we presented our debt and net debt ratios based on our annualized consolidated Adjusted OIBDA for the most recent quarter. Under this approach, our debt and net debt ratios were 5.2x and 3.6x, respectively.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. At December 31, 2019, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At December 31, 2019, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $28.3 billion, including $3.9 billion that is classified as current on our consolidated balance sheet and $20.7 billion that is not due until 2025 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at December 31, 2019. For additional information concerning our debt and finance lease maturities, see notes 11 and 12, respectively, to our consolidated financial statements.

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

For additional information concerning our debt and finance lease obligations, see notes 11 and 12, respectively, to our consolidated financial statements.

Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX. See related discussion under Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

Consolidated Statements of Cash Flows — 2019 compared to 2018

Summary. The 2019 and 2018 consolidated statements of cash flows of our continuing operations are summarized as follows:

	Year ended December 31,
	2019	2018	Change
	in millions

Net cash provided by operating activities	$3,714.1	$3,985.0	$(270.9)
Net cash provided by investing activities	9,541.0	601.5	8,939.5
Net cash used by financing activities	(6,922.3)	(6,286.6)	(635.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.4	(43.2)	43.6
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,333.2	$(1,743.3)	$8,076.5

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) a decrease in the reported cash provided by operating activities due to FX, (ii) an increase in the cash provided by our Adjusted OIBDA and related working capital items, (iii) a decrease in cash provided due to higher payments of interest, (iv) a decrease in cash provided due to higher payments for taxes, (v) a decrease in cash provided due to lower cash dividends received and (vi) a decrease in cash provided due to lower cash receipts related to derivative instruments.

Investing Activities. The increase in net cash provided by our investing activities is primarily attributable to the net effect of (i) an increase in cash provided of $9,144.9 million as a result of higher net cash proceeds received from the sale of discontinued operations, (ii) a decrease in cash provided of $295.2 million as a result of cash used to fund the Vodafone Escrow Accounts and (iii) an increase in cash provided of $209.9 million due to lower capital expenditures. Capital expenditures decreased from $1,453.0 million during 2018 to $1,243.1 million during 2019 due to (a) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (b) a decrease due to FX.

The capital expenditures we report in our consolidated statements of cash flows do not include amounts that are financed under capital-related vendor financing or finance lease arrangements. Instead, these amounts are reflected as non-cash additions to our property and equipment when the underlying assets are delivered and as repayments of debt when the principal is repaid. In this discussion, we refer to (i) our capital expenditures as reported in our consolidated statements of cash flows, which exclude amounts financed under capital-related vendor financing or finance lease arrangements, and (ii) our total property and equipment additions, which include our capital expenditures on an accrual basis and amounts financed under capital-related vendor financing or finance lease arrangements. For further details regarding our property and equipment additions, see note 20 to our consolidated financial statements. A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our consolidated statements of cash flows, is set forth below:

	Year ended December 31,
	2019	2018
	in millions

Property and equipment additions	$2,880.5	$3,705.6
Assets acquired under capital-related vendor financing arrangements	(1,727.0)	(2,175.5)
Assets acquired under finance leases	(66.9)	(102.4)
Changes in current liabilities related to capital expenditures	156.5	25.3
Capital expenditures, net	$1,243.1	$1,453.0

Capital expenditures, net:
Third-party payments	$1,323.9	$1,552.7
Proceeds received for transfers to related parties (a)	(80.8)	(99.7)
Total capital expenditures, net	$1,243.1	$1,453.0
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

The decrease in our property and equipment additions during 2019 is due to (i) a decrease in local currency expenditures of our subsidiaries, due to decreases in (a) expenditures for the purchase and installation of customer premises equipment, (b) expenditures to support new customer products and operational efficiency initiatives, (c) baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (d) expenditures for new build and upgrade projects, and (ii) a decrease due to FX. During 2019 and 2018, our property and equipment additions represented 25.0% and 31.0% of revenue, respectively.
We expect our 2020 property and equipment additions to decline as compared to our 2019 property and equipment additions. The actual amount of our 2020 property and equipment additions may vary from our expectations for a variety of reasons, including (i) changes in (a) the competitive or regulatory environment, (b) business plans, (c) our expected future operating results or (d) foreign currency exchange rates and (ii) the availability of sufficient capital. Accordingly, no assurance can be given that our actual property and equipment additions will not vary materially from our expectations.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $1,209.5 million due to higher repurchases of Liberty Global ordinary shares, (ii) a decrease in cash used of $257.7 million related to lower distributions by subsidiaries to noncontrolling interests and (iii) a decrease in cash used of $218.7 million due to higher cash receipts related to derivative instruments.

Consolidated Statements of Cash Flows — 2018 compared to 2017

For information regarding (i) the consolidated statements of cash flows of our continuing operations for 2018, as compared to 2017, and (ii) our adjusted free cash flow for 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II of our 2018 10-K.

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

The following table provides the details of our adjusted free cash flow:

	Year ended December 31,
	2019	2018
	in millions

Net cash provided by operating activities of our continuing operations (a)	$3,714.1	$3,985.0
Cash payments (receipts) for direct acquisition and disposition costs (b)	(13.5)	23.0
Expenses financed by an intermediary (c)	2,171.4	1,883.7
Capital expenditures, net	(1,243.1)	(1,453.0)
Principal payments on amounts financed by vendors and intermediaries	(3,934.7)	(4,258.0)
Principal payments on certain finance leases	(62.9)	(72.9)
Adjusted free cash flow	$631.3	$107.8
_______________

(a)
Amounts include interest payments related to debt that has been repaid in connection with the completion of the dispositions of the Vodafone Disposal Group and, for 2018, UPC Austria. These interest payments have not been allocated to discontinued operations.

(b)
The 2019 amount includes an adjustment to exclude from adjusted free cash flow a $50.4 million cash receipt associated with a termination fee received from Sunrise during the fourth quarter in connection with the termination of the Sunrise SPA.

(c)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of December 31, 2019:

	Payments due during:
	2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Debt (excluding interest)	$3,796.9	$1,791.3	$652.8	$184.4	$799.4	$20,423.3	$27,648.1
Finance leases (excluding interest)	81.4	72.5	74.6	76.2	37.5	274.9	617.1
Operating leases	126.6	98.1	81.0	68.5	56.7	203.6	634.5
Programming commitments	1,165.0	887.4	355.3	17.5	14.2	30.4	2,469.8
Network and connectivity commitments	715.3	313.3	98.3	46.9	39.9	736.1	1,949.8
Purchase commitments	668.0	181.5	60.8	35.9	17.3	25.1	988.6
Other commitments	30.0	3.4	2.0	0.3	0.3	1.0	37.0
Total (a)	$6,583.2	$3,347.5	$1,324.8	$429.7	$965.3	$21,694.4	$34,344.9
Projected cash interest payments on debt and finance lease obligations (b)	$1,226.0	$1,147.5	$1,095.2	$1,076.3	$1,036.7	$2,947.2	$8,528.9
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included on our December 31, 2019 consolidated balance sheet other than debt and lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($572.0 million at December 31, 2019) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of December 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease liabilities and commitments, see notes 11, 12 and 19, respectively, to our consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding projected cash flows associated with these derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2019, 2018 and 2017, see note 8 to our consolidated financial statements. For information regarding our defined benefit plans, see note 17 to our consolidated financial statements.

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

Impairment of Property and Equipment and Intangible Assets

Carrying Value. The aggregate carrying value of our property and equipment and intangible assets (including goodwill) that was held for use comprised 58.0% of our total assets at December 31, 2019.

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

When required, considerable management judgment is necessary to estimate the fair value of reporting units and underlying long-lived and indefinite-lived assets. The equity of one of our reporting units, Telenet, is publicly traded in an active market. For this reporting unit, our fair value determination is based on quoted market prices. For other reporting units, we typically determine fair value using an income-based approach (discounted cash flows) based on assumptions in our long-range business plans and, in some cases, a combination of an income-based approach and a market-based approach. With respect to our discounted cash flow analysis used in the income-based approach, the timing and amount of future cash flows under these business plans require estimates of, among other items, subscriber growth and retention rates, rates charged per product, expected gross margins and Adjusted OIBDA margins and expected property and equipment additions. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects the risks inherent in the cash flows. Based on the results of our 2019 qualitative assessment of our reporting unit carrying values, we determined that it was more-likely-than-not that fair value exceeded carrying value for all of our reporting units.

During the three years ended December 31, 2019, we did not record any significant impairment charges with respect to our property and equipment and intangible assets. For additional information regarding our long-lived assets, see note 10 to our consolidated financial statements.

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

Changes in the fair values of our derivative instruments, fair value method investments and certain instruments that we classify as debt have had, and we believe will continue to have, a significant and volatile impact on our results of operations. During 2019, 2018 and 2017, we recognized net gains (losses) of ($120.0 million), $741.3 million and ($1,009.4 million), respectively, attributable to changes in the fair values of these items.

As further described in note 9 to our consolidated financial statements, actual amounts received or paid upon the settlement or disposition of these investments and instruments may differ materially from the recorded fair values at December 31, 2019.

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

Net deferred tax assets are reduced by a valuation allowance if we believe it more-likely-than-not such net deferred tax assets will not be realized. Establishing or reducing a tax valuation allowance requires us to make assessments about the timing of future events, including the probability of expected future taxable income and available tax planning strategies. At December 31, 2019, the aggregate valuation allowance provided against deferred tax assets was $4,235.5 million. The actual amount of deferred income tax benefits realized in future periods will likely differ from the net deferred tax assets reflected in our December 31, 2019 consolidated balance sheet due to, among other factors, possible future changes in income tax law or interpretations thereof in the jurisdictions in which we operate and differences between estimated and actual future taxable income. Any such factors could have a material effect on our current and deferred tax positions as reported in our consolidated financial statements. A high degree of judgment is required to assess the impact of possible future outcomes on our current and deferred tax positions.

Tax laws in jurisdictions in which we have a presence are subject to varied interpretation, and many tax positions we take are subject to significant uncertainty regarding whether the position will be ultimately sustained after review by the relevant tax authority. We recognize the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The determination of whether the tax position meets the more-likely-than-not threshold requires a facts-based judgment using all information available. In a number of cases, we have concluded that the more-likely-than-not threshold is not met and, accordingly, the amount of tax benefit recognized in our consolidated financial statements is different than the amount taken or expected to be taken in our tax returns. As of December 31, 2019, the amount of unrecognized tax benefits for financial reporting purposes, but taken or expected to be taken in our tax returns, was $664.3 million, of which $546.5 million would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances.

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

Cash and Investments

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At December 31, 2019, $7,156.6 million or 87.9% and $747.7 million or 9.2% of our consolidated cash balances were denominated in U.S. dollars and euros, respectively.

We are exposed to market price fluctuations related to our investments in ITV and Lionsgate shares. At December 31, 2019, the aggregate fair value of these investments was $798.1 million and $68.0 million, respectively. All of our ITV shares are held through the ITV Collar, and 25% of our Lionsgate shares are held through the Lionsgate Forward. For information concerning the terms of (i) the ITV Collar and ITV Collar Loan and (ii) the Lionsgate Forward and Lionsgate Loan, see note 8 to our consolidated financial statements. For those shares that are held through the ITV Collar and the Lionsgate Forward, our exposure to market risk is limited. For additional information concerning our investments in ITV and Lionsgate shares, see note 7 to our consolidated financial statements.

Foreign Currency Risk

We are exposed to foreign currency exchange rate risk with respect to our consolidated debt in situations where our debt is denominated in a currency other than the functional currency of the operations whose cash flows support our ability to repay or refinance such debt. Although we generally match the denomination of our and our subsidiaries’ borrowings with the functional currency of the operations that are supporting the respective borrowings, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in the functional currency of the underlying operations (unmatched debt). In these cases, our policy is to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2019, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. For additional information concerning the terms of our derivative instruments, see note 8 to our consolidated financial statements.

In addition to the exposure that results from the mismatch of our borrowings and underlying functional currencies, we are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our or our subsidiaries’ respective functional currencies (non-functional currency risk), such as equipment purchases, programming contracts, notes payable and notes receivable (including intercompany amounts). Changes in exchange rates with respect to amounts recorded on our consolidated balance sheets related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. Moreover, to the extent that our revenue, costs and expenses are denominated in currencies other than our respective functional currencies, we will experience fluctuations in our revenue, costs and expenses solely as a result of changes in foreign currency exchange rates. Generally, we will consider hedging non-functional currency risks when the risks arise from agreements with third parties that involve the future payment or receipt of cash or other monetary items to the extent that we can reasonably predict the timing and amount of such payments or receipts and the payments or receipts are not otherwise hedged. In this regard, we have entered into foreign currency forward contracts to hedge certain of these risks. For additional information concerning our foreign currency forward contracts, see note 8 to our consolidated financial statements.

We also are exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a negative impact on our comprehensive earnings or loss and equity with respect to our holdings solely as a result of FX. Our primary exposure to FX risk during the three months ended December 31, 2019 was to the British pound sterling and euro as 53.0% and

32.8% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Swiss franc and other local currencies in Europe. We do not hedge against the risk that we may incur non-cash losses upon the translation of the financial statements of our subsidiaries and affiliates into U.S. dollars. For information regarding certain currency instability risks with respect to the British pound sterling and euro, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview above.

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	As of December 31,
	2019	2018
Spot rates:
Euro	0.8906	0.8732
British pound sterling	0.7540	0.7846
Swiss franc	0.9664	0.9828
Polish zloty	3.7906	3.7454

	Year ended December 31,
	2019	2018	2017
Average rates:
Euro	0.8933	0.8472	0.8852
British pound sterling	0.7835	0.7498	0.7767
Swiss franc	0.9937	0.9781	0.9847
Polish zloty	3.8388	3.6108	3.7766

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

In general, we enter into derivative instruments to protect against increases in the interest rates on our variable-rate debt. Accordingly, we have entered into various derivative transactions to manage exposure to increases in interest rates. We use interest rate derivative contracts to exchange, at specified intervals, the difference between fixed and variable interest rates calculated by reference to an agreed-upon notional principal amount. We also use (i) purchased interest rate cap and collar agreements and swaptions to lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates, and (ii) purchased interest rate floor agreements to protect against interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. Under our current guidelines, we use various interest rate derivative instruments to mitigate interest rate risk, generally for five years, with the later years covered primarily by swaptions. As such, the final maturity dates of our various portfolios of interest rate derivative instruments generally fall short of the respective maturities of the underlying variable-rate debt. In this regard, we use judgment to determine the appropriate composition and maturity dates of our portfolios of interest rate derivative instruments, taking into account the relative costs and benefits of different maturity profiles in light of current and expected future market conditions, liquidity issues and other factors. For additional information concerning the impacts of these interest rate derivative instruments, see note 8 to our consolidated financial statements.

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

Weighted Average Variable Interest Rate. At December 31, 2019, the outstanding principal amount of our variable-rate indebtedness aggregated $11.7 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.8%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $58.5 million. As discussed above and in note 8 to our consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

At December 31, 2019, our exposure to counterparty credit risk included (i) derivative assets with an aggregate fair value of $253.2 million, (ii) cash and cash equivalent and restricted cash balances of $8,180.9 million and (iii) aggregate undrawn debt facilities of $3,005.0 million.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2019, an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £592 million ($785 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €380 million ($427 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €93 million ($104 million); and

(iii)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €78 million ($88 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at December 31, 2019:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €356 million ($400 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €96 million ($108 million).

ITV Collar

Holding all other factors constant, at December 31, 2019, an instantaneous increase (decrease) of 10% in the per share market price of ITV’s ordinary shares would have decreased (increased) the fair value of the ITV Collar by approximately £60 million ($80 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of December 31, 2019. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 8 to our consolidated financial statements. For information concerning the counterparty credit risk associated with our derivative instruments, see the discussion under Counterparty Credit Risk above.

	Payments (receipts) due during:						Total
	2020	2021	2022	2023	2024	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$82.3	$(18.8)	$(15.5)	$(37.6)	$(54.5)	$—	$(44.1)
Principal-related (b)	46.0	(66.8)	(63.7)	24.4	(51.0)	(324.2)	(435.3)
Other (c)	—	(54.3)	(418.9)	(163.7)	—	—	(636.9)
Total	$128.3	$(139.9)	$(498.1)	$(176.9)	$(105.5)	$(324.2)	$(1,116.3)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, swaption, collar and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Liberty Global are filed under this Item, beginning on page II-44. Financial statement schedules are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of December 31, 2019. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures are effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting is included herein on page II-41.

(b) Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP is included herein on page II-42.

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

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein. In June 2019, we acquired the remaining 50% interest in De Vijver Media NV (De Vijver Media) that we did not previously own. Our evaluation of internal control over financial reporting did not include the internal control of De Vijver Media. The amount of total assets and revenue included in our consolidated financial statements as of and for the year ended December 31, 2019 that is attributable to De Vijver Media was $254.5 million and $81.1 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Liberty Global plc:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty Global plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements), and our report dated February 13, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired the remaining 50% interest in De Vijver Media NV (De Vijver Media) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, De Vijver Media’s internal control over financial reporting associated with total assets of $254.5 million and total revenue of $81.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of De Vijver Media.

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

/s/ KPMG LLP
Denver, Colorado
February 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Liberty Global plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Global plc and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I and II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases. Also as discussed in Note 2, the Company changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of capitalization of internal and external labor and overhead costs for construction and installation activities

As discussed in Notes 3 and 10 to the consolidated financial statements, the Company capitalizes certain internal and external labor and overhead costs. Capitalized internal and external labor and overhead costs are recorded within property and equipment, which has a net balance of $13,843.4 million as of December 31, 2019.

We identified the assessment of the capitalization of internal and external labor and overhead costs for construction and installation activities as a critical audit matter. Assessing the Company’s determination of which costs qualify for capitalization or expense in the period involved subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s processes to assess (1) the Company’s identification of qualifying capital costs and (2) the Company’s review of the nature of the underlying activity. We selected a sample of capitalized internal and external labor and overhead costs and assessed the capitalization by investigating the nature of the costs based on underlying internal and third-party documentation. We interviewed operational personnel at the Company to assess the relevance and reliability of the internal documentation provided to support the determination of capitalization versus expense treatment for construction and installation activities. We compared the internal and external labor and overhead costs capitalized in the current year for construction and installation activities to the historical internal and external labor and overhead costs capitalized, considering the nature of the Company’s business activities, to identify, for further investigation, inconsistent trends or unexpected patterns of capitalization.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Denver, Colorado
February 13, 2020

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$8,142.4	$1,480.5
Trade receivables, net	1,404.8	1,342.1
Derivative instruments (note 8)	331.1	394.2
Current assets of discontinued operations (note 6)	—	356.5
Other current assets (notes 4, 6 and 7)	695.0	568.1
Total current assets	10,573.3	4,141.4
Investments and related notes receivable (including $1,289.2 million and $1,174.8 million, respectively, measured at fair value on a recurring basis) (note 7)	4,782.0	5,121.8
Property and equipment, net (notes 10 and 12)	13,843.4	13,878.9
Goodwill (note 10)	14,052.1	13,715.8
Deferred tax assets (note 13)	2,457.4	2,488.2
Long-term assets of discontinued operations (note 6)	—	10,174.6
Other assets, net (notes 4, 6, 8, 10 and 12)	3,338.1	3,632.9
Total assets	$49,046.3	$53,153.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2019	2018
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$963.9	$874.3
Deferred revenue	834.9	847.1
Current portion of debt and finance lease obligations (notes 11 and 12)	3,877.2	3,615.2
Accrued capital expenditures	405.2	543.2
Current liabilities of discontinued operations (note 6)	—	1,967.5
Other accrued and current liabilities (notes 8, 12 and 16)	2,570.5	2,458.8
Total current liabilities	8,651.7	10,306.1
Long-term debt and finance lease obligations (notes 11 and 12)	24,305.3	26,190.0
Long-term liabilities of discontinued operations (note 6)	—	10,072.4
Other long-term liabilities (notes 8, 12, 13, 16 and 17)	2,890.7	2,436.8
Total liabilities	35,847.7	49,005.3

Commitments and contingencies (notes 8, 11, 13, 17 and 19)

Equity (note 14):
Liberty Global shareholders:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 181,560,735 and 204,450,499 shares, respectively	1.8	2.0
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 12,151,526 and 11,099,593 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 438,867,447 and 531,174,389 shares, respectively	4.4	5.3
Additional paid-in capital	6,136.9	9,214.5
Accumulated earnings (deficit)	6,350.4	(5,172.2)
Accumulated other comprehensive earnings, net of taxes	1,112.7	631.8
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	13,606.2	4,681.4
Noncontrolling interests	(407.6)	(533.1)
Total equity	13,198.6	4,148.3
Total liabilities and equity	$49,046.3	$53,153.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
	in millions, except share and per share amounts

Revenue (notes 4, 6, 7 and 20)	$11,541.5	$11,957.9	$11,276.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	3,238.7	3,246.1	2,973.6
Other operating (note 15)	1,641.3	1,717.2	1,659.5
Selling, general and administrative (SG&A) (note 15)	2,107.8	2,049.1	1,980.4
Depreciation and amortization (note 10)	3,652.2	3,858.2	3,790.6
Impairment, restructuring and other operating items, net (notes 5, 16 and 17)	156.0	248.2	79.9
	10,796.0	11,118.8	10,484.0
Operating income	745.5	839.1	792.4
Non-operating income (expense):
Interest expense	(1,385.9)	(1,478.7)	(1,416.1)
Realized and unrealized gains (losses) on derivative instruments, net (note 8)	(192.0)	1,125.8	(1,052.8)
Foreign currency transaction gains (losses), net	(94.8)	90.4	(181.5)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 7, 9 and 11)	72.0	(384.5)	43.4
Losses on debt modification and extinguishment, net (note 11)	(216.7)	(65.0)	(252.2)
Share of results of affiliates, net (note 7)	(198.5)	(8.7)	(95.2)
Other income, net	114.4	43.4	50.9
	(1,901.5)	(677.3)	(2,903.5)
Earnings (loss) from continuing operations before income taxes	(1,156.0)	161.8	(2,111.1)
Income tax expense (note 13)	(253.0)	(1,573.3)	(238.9)
Loss from continuing operations	(1,409.0)	(1,411.5)	(2,350.0)
Discontinued operations (note 6):
Earnings (loss) from discontinued operations, net of taxes	730.3	1,163.4	(370.6)
Gain on disposal of discontinued operations, net of taxes	12,316.9	1,098.1	—
	13,047.2	2,261.5	(370.6)
Net earnings (loss)	11,638.2	850.0	(2,720.6)
Net earnings attributable to noncontrolling interests	(116.8)	(124.7)	(57.5)
Net earnings (loss) attributable to Liberty Global shareholders	$11,521.4	$725.3	$(2,778.1)

Basic and diluted loss from continuing operations attributable to Liberty Global shareholders per share (note 3)	$(2.16)	$(1.97)	$(2.86)

Weighted average shares outstanding - basic and diluted	705,794,546	778,675,957	847,894,601

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year ended December 31,
	2019	2018	2017
	in millions

Net earnings (loss)	$11,638.2	$850.0	$(2,720.6)
Other comprehensive earnings (loss), net of taxes (note 18):
Continuing operations:
Foreign currency translation adjustments	435.5	(897.9)	1,898.7
Pension-related adjustments and other	(14.4)	(20.0)	15.7
Other comprehensive earnings (loss) from continuing operations	421.1	(917.9)	1,914.4
Other comprehensive earnings (loss) from discontinued operations (note 6)	61.0	(106.1)	30.4
Other comprehensive earnings (loss)	482.1	(1,024.0)	1,944.8
Comprehensive earnings (loss)	12,120.3	(174.0)	(775.8)
Comprehensive earnings attributable to noncontrolling interests	(118.0)	(124.9)	(59.2)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$12,002.3	$(298.9)	$(835.0)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY

	Liberty Global shareholders							Non-controlling interests	Total equity
	Liberty Global Shares	LiLAC Shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	in millions
Balance at January 1, 2017, before effect of accounting change	$8.9	$1.7	$17,578.2	$(3,454.8)	$(372.4)	$(0.3)	$13,761.3	$970.7	$14,732.0
Accounting change (note 2)	—	—	—	15.3	—	—	15.3	—	15.3
Balance at January 1, 2017, as adjusted for accounting change	8.9	1.7	17,578.2	(3,439.5)	(372.4)	(0.3)	13,776.6	970.7	14,747.3
Net loss	—	—	—	(2,778.1)	—	—	(2,778.1)	57.5	(2,720.6)
Other comprehensive earnings, net of taxes (note 18)	—	—	—	—	1,943.1	—	1,943.1	1.7	1,944.8
Impact of the Split-off Transaction (note 6)	—	(1.7)	(3,346.8)	—	85.3	—	(3,263.2)	(1,360.9)	(4,624.1)
Repurchase and cancellation of Liberty Global ordinary shares (note 14)	(0.8)	—	(2,947.4)	—	—	—	(2,948.2)	—	(2,948.2)
Share-based compensation (note 15)	—	—	155.9	—	—	—	155.9	—	155.9
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	(81.3)	—	—	0.2	(81.1)	(81.0)	(162.1)
Balance at December 31, 2017	$8.1	$—	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2018, before effect of accounting change	$2.2	$0.1	$5.8	$11,358.6	$(6,217.6)	$1,656.0	$(0.1)	$6,805.0	$(412.0)	$6,393.0
Accounting change (note 2)	—	—	—	—	320.1	—	—	320.1	4.4	324.5
Balance at January 1, 2018, as adjusted for accounting change	2.2	0.1	5.8	11,358.6	(5,897.5)	1,656.0	(0.1)	7,125.1	(407.6)	6,717.5
Net earnings	—	—	—	—	725.3	—	—	725.3	124.7	850.0
Other comprehensive loss, net of taxes (note 18)	—	—	—	—	—	(1,024.2)	—	(1,024.2)	0.2	(1,024.0)
Repurchase and cancellation of Liberty Global ordinary shares (note 13)	(0.2)	—	(0.5)	(2,009.3)	—	—	—	(2,010.0)	—	(2,010.0)
Distributions by subsidiaries to noncontrolling interest owners (note 14)	—	—	—	—	—	—	—	—	(298.4)	(298.4)
Repurchases by Telenet of its outstanding shares	—	—	—	(294.0)	—	—	—	(294.0)	35.4	(258.6)
Share-based compensation (note 15)	—	—	—	154.4	—	—	—	154.4	—	154.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	4.8	—	—	—	4.8	12.6	17.4
Balance at December 31, 2018	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions
Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Accounting change (note 2)	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019, as adjusted for accounting change	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	11,521.4	—	—	11,521.4	116.8	11,638.2
Other comprehensive earnings, net of taxes (note 18)	—	—	—	—	—	480.9	—	480.9	1.2	482.1
Repurchase and cancellation of Liberty Global ordinary shares (note 14)	(0.2)	—	(0.9)	(3,219.1)	—	—	—	(3,220.2)	—	(3,220.2)
Share-based compensation (note 15)	—	—	—	250.1	—	—	—	250.1	—	250.1
Repurchases by Telenet of its outstanding shares	—	—	—	(134.5)	—	—	—	(134.5)	20.4	(114.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	25.9	—	—	—	25.9	(12.9)	13.0
Balance at December 31, 2019	$1.8	$0.1	$4.4	$6,136.9	$6,350.4	$1,112.7	$(0.1)	$13,606.2	$(407.6)	$13,198.6

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	in millions
Cash flows from operating activities:
Net earnings (loss)	$11,638.2	$850.0	$(2,720.6)
Earnings (loss) from discontinued operations	13,047.2	2,261.5	(370.6)
Loss from continuing operations	(1,409.0)	(1,411.5)	(2,350.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Share-based compensation expense	305.8	206.0	162.2
Depreciation and amortization	3,652.2	3,858.2	3,790.6
Impairment, restructuring and other operating items, net	156.0	248.2	79.9
Amortization of deferred financing costs and non-cash interest	53.7	56.4	61.2
Realized and unrealized losses (gains) on derivative instruments, net	192.0	(1,125.8)	1,052.8
Foreign currency transaction losses (gains), net	94.8	(90.4)	181.5
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(72.0)	384.5	(43.4)
Losses on debt modification and extinguishment, net	216.7	65.0	252.2
Share of results of affiliates, net	198.5	8.7	95.2
Deferred income tax expense	65.5	438.1	46.6
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Receivables and other operating assets	876.9	635.4	466.1
Payables and accruals	(787.2)	459.4	(651.7)
Dividends from affiliates and others	170.2	252.8	299.5
Net cash provided by operating activities of continuing operations	3,714.1	3,985.0	3,442.7
Net cash provided by operating activities of discontinued operations	871.3	1,978.1	2,265.3
Net cash provided by operating activities	4,585.4	5,963.1	5,708.0

Cash flows from investing activities:
Proceeds received upon disposition of discontinued operations, net	11,203.1	2,058.2	—
Capital expenditures, net	(1,243.1)	(1,453.0)	(1,250.0)
Funding of the Vodafone Escrow Accounts, net	(295.2)	—	—
Investments in and loans to affiliates and others	(256.1)	(88.8)	(118.3)
Cash paid in connection with acquisitions, net of cash acquired	(23.1)	(82.5)	(413.9)
Distributions received from affiliates	—	—	1,569.4
Equalization payment related to the VodafoneZiggo JV Transaction	—	—	845.3
Other investing activities, net	155.4	167.6	148.5
Net cash provided by investing activities of continuing operations	9,541.0	601.5	781.0
Net cash used by investing activities of discontinued operations	(266.4)	(514.2)	(1,341.8)
Net cash provided (used) by investing activities	$9,274.6	$87.3	$(560.8)

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2019	2018	2017
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(10,300.7)	$(8,170.6)	$(8,177.5)
Borrowings of debt	6,618.8	4,396.5	7,215.4
Repurchase of Liberty Global ordinary shares	(3,219.4)	(2,009.9)	(2,976.2)
Net cash received (paid) related to derivative instruments	331.5	112.8	(138.1)
Payment of financing costs and debt premiums	(206.8)	(73.1)	(249.6)
Repurchase by Telenet of its outstanding shares	(114.1)	(244.7)	(36.5)
Distributions by subsidiaries to noncontrolling interest owners	(32.6)	(290.3)	(13.0)
Value-added taxes (VAT) paid on behalf of the VodafoneZiggo JV	—	—	(162.6)
Other financing activities, net	1.0	(7.3)	33.9
Net cash used by financing activities of continuing operations	(6,922.3)	(6,286.6)	(4,504.2)
Net cash provided (used) by financing activities of discontinued operations	(254.3)	96.8	(175.4)
Net cash used by financing activities	(7,176.6)	(6,189.8)	(4,679.6)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	0.4	(43.2)	114.2
Discontinued operations	(1.2)	(1.9)	1.1
Total	(0.8)	(45.1)	115.3

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	6,333.2	(1,743.3)	(166.3)
Discontinued operations - Vodafone Disposal Group, UPC Austria and UPC DTH	349.4	1,558.8	761.7
Discontinued operations - LiLAC Group	—	—	(12.5)
Total	$6,682.6	$(184.5)	$582.9

Cash and cash equivalents and restricted cash:
Beginning of year	$1,498.3	$1,682.8	$1,087.4
Net increase (decrease) (excluding, during 2017, LiLAC Group activity related to cash balances included in discontinued operations)	6,682.6	(184.5)	595.4
End of year	$8,180.9	$1,498.3	$1,682.8

Cash paid for interest:
Continuing operations	$1,422.7	$1,405.7	$1,380.6
Discontinued operations	361.5	436.4	905.8
Total	$1,784.2	$1,842.1	$2,286.4

Net cash paid for taxes:
Continuing operations	$358.2	$309.0	$269.7
Discontinued operations	135.9	55.1	143.4
Total	$494.1	$364.1	$413.1

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$8,142.4	$1,480.5	$1,672.4
Restricted cash included in other current assets and other assets, net	38.5	15.9	8.3
Restricted cash included in current and long-term assets of discontinued operations	—	1.9	2.1
Total cash and cash equivalents and restricted cash	$8,180.9	$1,498.3	$1,682.8

The accompanying notes are an integral part of these consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

(1)    Basis of Presentation

Liberty Global plc (Liberty Global) is a public limited company organized under the laws of England and Wales. In these notes, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries. We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe.

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.2%-owned subsidiary of Liberty Global and (iii) Switzerland, Poland and Slovakia through various wholly-owned subsidiaries that we collectively refer to as “UPC Holding.” In addition, we own a 50% noncontrolling interest in a 50:50 joint venture between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands.

Through July 31, 2019, we provided residential and B2B communication services in (i) Germany through Unitymedia GmbH (Unitymedia) and (ii) Hungary, the Czech Republic and Romania through UPC Holding B.V. In addition, (a) through May 2, 2019, we provided direct-to-home satellite (DTH) services to residential customers in Hungary, the Czech Republic, Romania and Slovakia through a Luxembourg-based subsidiary of UPC Holding B.V. that we refer to as “UPC DTH” and (b) through July 31, 2018, we provided residential and B2B communication services in Austria. In these consolidated financial statements, our operations in Austria, Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for all applicable periods. For additional information regarding these dispositions, see note 6.

Prior to the December 29, 2017 completion of the Split-off Transaction (as defined and described in note 6), we also provided residential and B2B communication services in (i) various countries in Latin America and the Caribbean, through Cable & Wireless Communications Limited (C&W), (ii) Chile through VTR.com SpA (VTR) and (iii) Puerto Rico through Liberty Cablevision of Puerto Rico LLC (Liberty Puerto Rico). C&W and VTR were each wholly-owned subsidiaries of Liberty Global, and Liberty Puerto Rico was an entity in which we held a 60.0% ownership interest. C&W also provided (a) B2B services in certain other countries in Latin America and the Caribbean and (b) wholesale services over its sub-sea and terrestrial networks. The operations of C&W, VTR, Liberty Puerto Rico and certain other entities that were associated with our businesses in Latin America and the Caribbean are collectively referred to herein as the “LiLAC Group.” As a result of the Split-off Transaction, the entities attributed to the LiLAC Group are presented as discontinued operations in our consolidated statements of operations and cash flows for 2017.

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations, and ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of December 31, 2019.

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

The main impact of the adoption of ASU 2016-02 relates to the recognition of ROU assets and lease liabilities on our consolidated balance sheet for those leases classified as operating leases under previous accounting principles generally accepted in the U.S. (GAAP). In transition, we have applied the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we have not used hindsight during transition.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

For additional information regarding our leases, see note 12.

ASU 2014-09

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of goods or services to customers. We adopted ASU 2014-09 effective January 1, 2018 by recording the cumulative effect of the adoption to our accumulated deficit. We applied the new standard to contracts that were not complete at January 1, 2018. The comparative information for the year ended December 31, 2017 contained within these consolidated financial statements and notes has not been restated and continues to be reported under the accounting standards in effect for such period. The implementation of ASU 2014-09 did not have a material impact on our consolidated financial statements.

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
December 31, 2019, 2018 and 2017

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

The impact of our adoption of ASU 2014-09 on our consolidated balance sheet as of December 31, 2019 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our consolidated statement of operations for the year ended December 31, 2019.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Recent Accounting Pronouncements

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires entities to defer implementation costs incurred that are related to the application development stage in a cloud computing arrangement that is a service contract. Deferred implementation costs will be amortized over the term of the cloud computing arrangement and presented in the same expense line item as the cloud computing arrangement. All other implementation costs will generally be expensed as incurred. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis. As a result of the adoption of ASU 2018-15, (i) certain implementation costs that were previously expensed as incurred will now be deferred as prepaid expenses and amortized over the term of the cloud computing arrangement and (ii) certain costs associated with developing interfaces between a cloud computing arrangement and internal-use software that were previously capitalized as property and equipment will now be deferred as prepaid expenses and amortized over the term of the cloud computing arrangement. We currently do not believe the adoption of ASU 2018-15 will have a significant impact on our consolidated financial statements.

ASU 2019-02

In March 2019, the FASB issued ASU No. 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials (ASU 2019-02), which aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. ASU 2019-02 removes the existing constraint that restricts capitalization of production costs to contracted revenue for episodic television series. The amended guidance also permits entities to test a film or license agreement for impairment at the film group level, addresses cash flow classification and provides new disclosure requirements. We adopted ASU 2019-02 on January 1, 2020 on a prospective basis. The adoption of ASU 2019-02 did not have a significant impact on our consolidated financial statements.

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Statements (ASU 2016-13), which changes the recognition model for credit losses related to assets held at amortized cost. ASU 2016-13 eliminates the threshold that a loss must be considered probable to recognize a credit loss and instead requires an entity to reflect its current estimate of lifetime expected credit losses. We adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis by recording a cumulative effect adjustment to our accumulated earnings. The adoption of ASU 2016-13 did not have a significant impact on our consolidated financial statements.

ASU 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2019-12 will have on our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $42.8 million and $45.8 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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
December 31, 2019, 2018 and 2017

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
Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under finance leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable and mobile distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 10.

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

As of December 31, 2019 and 2018, the recorded value of our asset retirement obligations was $55.5 million and $53.5 million, respectively.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Leases

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

For additional information regarding our income taxes, see note 13.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded on our consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our consolidated statements of operations as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions.

Revenue Recognition

Service Revenue — Cable Networks. We recognize revenue from the provision of broadband internet, video and fixed-line telephony services over our cable network to customers in the period the related services are provided, with the exception of revenue recognized pursuant to certain contracts that contain promotional discounts, as described below. Installation fees related to services provided over our cable network are generally deferred and recognized as revenue over the contractual period, or longer if the upfront fee results in a material renewal right.

Sale of Multiple Products and Services. We sell broadband internet, video, fixed-line telephony and, in most of our markets, mobile services to our customers in bundled packages at a rate lower than if the customer purchased each product on a standalone basis. Revenue from bundled packages generally is allocated proportionally to the individual products or services based on the relative standalone selling price for each respective product or service.

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

B2B Revenue. We defer upfront installation and certain nonrecurring fees received on B2B contracts where we maintain ownership of the installed equipment. The deferred fees are amortized into revenue on a straight-line basis, generally over the longer of the term of the arrangement or the expected period of performance. From time to time, we also enter into agreements with certain B2B customers pursuant to which they are provided the right to use certain elements of our network. If these agreements are determined to contain a lease that meets the criteria to be considered a sales-type lease, we recognize revenue from the lease component when control of the network element is transferred to the customer.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

For additional information regarding our revenue recognition and related costs, see note 4. For a disaggregation of our revenue by major category and by reportable and geographic segment, see note 20.

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

The grant date fair values for options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) are estimated using the Black-Scholes option pricing model, and the grant date fair values for restricted share units (RSUs), restricted share awards (RSAs) and performance-based restricted share units (PSUs) are based upon the closing share price of Liberty Global ordinary shares on the date of grant. We consider historical exercise trends in our calculation of the expected life of options and SARs granted by Liberty Global to employees. The expected volatility for options and SARs related to our ordinary shares is generally based on a combination of (i) historical volatilities for a period equal to the expected average life of the awards and (ii) volatilities implied from publicly-traded options for our shares.

We generally issue new Liberty Global ordinary shares when Liberty Global options or SARs are exercised, when RSUs and PSUs vest and when RSAs are granted. Although we repurchase Liberty Global ordinary shares from time to time, the parameters of our share purchase and redemption activities are not established with reference to the dilutive impact of our share-based compensation plans.

For additional information regarding our share-based compensation, see note 15.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

The details of our net loss from continuing operations attributable to Liberty Global shareholders are set forth below:

	Year ended December 31,
	2019	2018	2017
	in millions

Loss from continuing operations	$(1,409.0)	$(1,411.5)	$(2,350.0)
Net earnings from continuing operations attributable to noncontrolling interests	(116.8)	(120.5)	(71.4)
Net loss from continuing operations attributable to Liberty Global shareholders	$(1,525.8)	$(1,532.0)	$(2,421.4)

We reported losses from continuing operations attributable to Liberty Global shareholders during 2019, 2018 and 2017. Therefore, the potentially dilutive effect at December 31, 2019, 2018 and 2017 of the following items was not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 62.5 million, 58.7 million and 53.7 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSARs and PSUs of 23.9 million, 9.2 million and 6.2 million, respectively.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $30.6 million and $44.3 million as of December 31, 2019 and 2018, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $867.1 million and $877.9 million as of December 31, 2019 and 2018, respectively. The decrease in deferred revenue during 2019 is primarily due to $805.0 million of revenue recognized that was included in our deferred revenue balance at December 31, 2018, partially offset by advanced billings in certain markets. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $92.6 million and $73.0 million at December 31, 2019 and 2018, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our consolidated balance sheets. During 2019 and 2018, we amortized $101.1 million and $99.8 million, respectively, to operating costs and expenses related to these assets.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(5)    Acquisitions

2019 Acquisition

De Vijver Media. Prior to June 3, 2019, Telenet owned a 50.0% equity method investment in De Vijver Media NV (De Vijver Media), which provides content production, broadcasting and advertising services in Belgium. On June 3, 2019, Telenet acquired the remaining 50.0% ownership interest in De Vijver Media (the De Vijver Media Acquisition) for cash consideration of €52.5 million ($58.9 million at the transaction date) after post-closing adjustments. Immediately following this transaction, Telenet repaid in full De Vijver Media’s €62.0 million ($69.5 million at the transaction date) of outstanding third-party debt. In connection with the De Vijver Media Acquisition, we recognized a $25.7 million gain during the second quarter of 2019, representing the difference between the fair value of $57.9 million and carrying amount of our then-existing 50.0% ownership interest in De Vijver Media. This gain is included in other income, net, in our consolidated statement of operations.

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

(6)    Dispositions and the VodafoneZiggo JV Transaction

Dispositions

Vodafone Disposal Group

On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone Group plc (Vodafone). The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.”

After considering debt and working capital adjustments (including cash disposed) and €183.7 million ($205.8 million at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with the Vodafone Disposal Group, we received net cash proceeds of €10.0 billion ($11.1 billion at the applicable rates). In August 2019, we used a portion of the net proceeds from the sale of the Vodafone Disposal Group to prepay in full the $1,645.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the UPC Holding Bank Facility. Pursuant to the agreement underlying the sale of the Vodafone Disposal Group, we transferred cash to fund certain third-party escrow accounts (the Vodafone Escrow Accounts) pending the fulfillment by our company of certain terms of the agreement. The current and long-term portions of the receivables associated with the Vodafone Escrow Accounts are included in “other current assets” and “other assets, net”, respectively, on our consolidated balance sheet. As of December 31, 2019, the aggregate balance of the Vodafone Escrow Accounts was $295.2 million.

In connection with the sale of the Vodafone Disposal Group, we recognized a gain of $12.2 billion that includes cumulative foreign currency translation gains of $88.2 million and income taxes of $35.4 million.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services to Vodafone for a period of up to four years. These services principally comprise network and information technology-related functions. During 2019, we recorded revenue of $63.1 million associated with these transitional services.

For information regarding certain tax indemnities we provided in connection with the sale of the Vodafone Disposal Group, see note 19.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

UPC DTH

On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of €128.9 million ($144.1 million at the applicable rates). The proceeds from the sale of UPC DTH were used for general corporate purposes.

In connection with the sale of UPC DTH, we recognized a gain of $106.0 million that includes cumulative foreign currency translation losses of $10.0 million. No income taxes were required to be provided on this gain.
In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. During 2019, we recorded revenue of $1.4 million associated with these transitional services.

UPC Austria

On July 31, 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). After considering debt, working capital and noncontrolling interest adjustments and $35.5 million (equivalent at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with UPC Austria, we received net cash proceeds of $2,058.2 million (equivalent at the applicable rates). A portion of the net proceeds were used to repay or redeem an aggregate $1.5 billion (equivalent at the applicable dates) principal amount of our outstanding debt, including (i) the repayment of $913.4 million (equivalent at the repayment date) principal amount under the UPC Holding Bank Facility, (ii) the redemption of $69.6 million (equivalent at the redemption date) principal amount of the UPCB SPE Notes and (iii) the redemption of $515.5 million (equivalent at the redemption date) principal amount of the VM Notes. The remaining net proceeds from the sale of UPC Austria were made available for general corporate purposes, including an additional $500.0 million of share repurchases.
In connection with the sale of UPC Austria, we recognized a gain of $1,098.1 million that includes cumulative foreign currency translation gains of $79.5 million. No income taxes were required to be provided on this gain, which is included in gain on disposal of discontinued operations, net of taxes, in our consolidated statement of operations.

In connection with the sale of UPC Austria, we have agreed to provide certain transitional services to Deutsche Telekom for a period of up to four years. These services principally comprise network and information technology-related functions. During 2019 and 2018, we recorded revenue of $42.8 million and $17.9 million, respectively, associated with these transitional services.

In October of 2019, we received notification of certain claims made by Deutsche Telekom related to our disposal of UPC Austria. For additional information, see note 19.

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

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group, UPC Austria and UPC DTH are presented as discontinued operations in our consolidated financial statements for all applicable periods. In connection with the signing of each respective sale agreement, we ceased to depreciate or amortize the long-lived assets of (i) UPC Austria on December 22, 2017, (ii) the Vodafone Disposal Group on May 9, 2018 and (iii) UPC DTH on December 21, 2018. Our operations in Austria, Romania, Hungary and the Czech Republic as well as the operations of UPC DTH were held through UPC Holding prior to their respective disposal dates. No debt, interest expense or derivative instruments of the UPC Holding borrowing group, other than with respect to certain borrowings that are direct obligations of the entities that were disposed, has been allocated to discontinued operations. Conversely, all of Unitymedia’s debt, interest expense and derivative instruments through the disposal date has been included in discontinued operations as its

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

debt and derivative instruments are direct obligations of entities within the Vodafone Disposal Group. A portion of the proceeds from the disposition of UPC Austria was used to reduce the outstanding debt of the UPC Holding borrowing group.

In addition, the entities comprising the LiLAC Group are reflected as discontinued operations in our consolidated statements of operations and cash flows for the year ended December 31, 2017.

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

	Vodafone Disposal Group (a)	UPC DTH (b)	Total
	in millions
Year ended December 31, 2019
Revenue	$2,017.9	$36.7	$2,054.6
Operating income	$1,165.6	$10.7	$1,176.3

Earnings before income taxes	$994.7	$9.5	$1,004.2
Income tax expense	(273.9)	—	(273.9)
Net earnings attributable to Liberty Global shareholders	$720.8	$9.5	$730.3
_______________

(a)	Includes the operating results of the Vodafone Disposal Group from January 1, 2019 through the July 31, 2019 disposal date.

(b)	Includes the operating results of the UPC DTH from January 1, 2019 through the May 2, 2019 disposal date.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

	UPC Austria (a)	Vodafone Disposal Group	UPC DTH	Total
	in millions
Year ended December 31, 2018
Revenue	$252.4	$3,584.2	$117.0	$3,953.6
Operating income	$139.0	$1,787.0	$11.7	$1,937.7

Earnings before income taxes	$138.7	$1,396.3	$9.6	$1,544.6
Income tax benefit (expense)	(23.3)	(365.2)	7.3	(381.2)
Net earnings	115.4	1,031.1	16.9	1,163.4
Net earnings attributable to noncontrolling interests	(4.2)	—	—	(4.2)
Net earnings attributable to Liberty Global shareholders	$111.2	$1,031.1	$16.9	$1,159.2
_______________

(a)	Includes the operating results of UPC Austria from January 1, 2018 through the July 31, 2018 disposal date.

	UPC Austria	Vodafone Disposal Group	UPC DTH	LiLAC Group	Total
	in millions
Year ended December 31, 2017
Revenue	$394.9	$3,263.0	$114.6	$3,590.0	$7,362.5
Operating income (loss)	$150.0	$976.0	$11.7	$(162.9)	$974.8

Earnings (loss) before income taxes	$150.0	$395.4	$9.7	$(651.1)	$(96.0)
Income tax expense	(4.5)	(66.1)	—	(204.0)	(274.6)
Net earnings (loss)	145.5	329.3	9.7	(855.1)	(370.6)
Net loss (earnings) attributable to noncontrolling interests	(6.8)	—	—	20.6	13.8
Net earnings (loss) attributable to Liberty Global shareholders	$138.7	$329.3	$9.7	$(834.5)	$(356.8)

Our basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global Share (as defined in note 14) for 2019, 2018 and 2017 is presented below.

	Year ended December 31,
	2019	2018	2017

Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per Liberty Global share	$1.03	$1.49	$0.56

Our basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC Share (as defined in note 14) for 2017 is presented below. These amounts relate to the operations of the LiLAC Group.

Year ended December 31, 2017

Basic and diluted loss from discontinued operations attributable to Liberty Global shareholders per LiLAC share	$(4.86)

Weighted average ordinary shares outstanding (LiLAC Shares) - basic and diluted	171,846,133

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

VodafoneZiggo JV Transaction

On December 31, 2016, pursuant to a Contribution and Transfer Agreement with Vodafone and one of its wholly-owned subsidiaries, we and Liberty Global Europe Holding B.V., our wholly-owned subsidiary, contributed VodafoneZiggo Holding B.V. (VodafoneZiggo Holding) and its subsidiaries (including Liberty Global Netherlands Content B.V.) to VodafoneZiggo Group Holding B.V., a 50:50 joint venture (referred to herein as the “VodafoneZiggo JV”). The VodafoneZiggo JV combined VodafoneZiggo Holding with Vodafone’s mobile businesses in the Netherlands to create a national unified communications provider in the Netherlands with complementary strengths across video, broadband internet, fixed-line telephony, mobile and B2B services (the VodafoneZiggo JV Transaction). For additional information regarding our investment in the VodafoneZiggo JV, see note 7.

During 2017, in connection with the completion of the VodafoneZiggo JV Transaction, our company received cash of €2.2 billion ($2.4 billion at the transaction dates) comprising (i) our 50% share of the €2.8 billion ($2.9 billion at the transaction date) of net proceeds from the various debt financing arrangements entered into by certain subsidiaries of VodafoneZiggo Holding during the third quarter of 2016, which proceeds were held in escrow through December 31, 2016, and (ii) an equalization payment from Vodafone of €806.8 million ($845.3 million at the transaction dates) that was subject to post-closing adjustments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(7)    Investments

The details of our investments are set forth below:

	December 31,
Accounting Method	2019	2018
	in millions
Equity (a):
VodafoneZiggo JV (b)	$3,174.1	$3,761.5
All3Media Group (All3Media)	172.8	72.2
Formula E Holdings Ltd (Formula E)	105.2	45.4
Other	40.7	67.9
Total — equity	3,492.8	3,947.0
Fair value:
ITV plc (ITV) — subject to re-use rights (c)	798.1	634.2
ITI Neovision S.A. (ITI Neovision)	122.4	125.4
Lions Gate Entertainment Corp (Lionsgate) (c)	68.0	77.5
Casa Systems, Inc. (Casa)	3.1	39.5
Other	297.6	298.2
Total — fair value	1,289.2	1,174.8
Total	$4,782.0	$5,121.8

_______________

(a)
Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. At December 31, 2019 and 2018, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,041.0 million and $1,016.9 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivable, as defined and described below, and amounts we are owed under a long-term note receivable from All3Media.

(b)
Amounts include a euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $786.1 million and $916.1 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and matures on January 16, 2028. In each of 2019, 2018 and 2017, we received a €100.0 million principal payment on the VodafoneZiggo JV Receivable ($112.1 million, $114.5 million and $118.5 million at the respective transaction dates). During 2019, interest accrued on the VodafoneZiggo JV Receivable was $50.4 million, all of which was cash settled.

(c)	In connection with our investments in ITV and Lionsgate, we have entered into the ITV Collar and Lionsgate Forward, respectively, as defined and described below.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Year ended December 31,
	2019	2018	2017
	in millions
ITV	$163.9	$(257.8)	$(123.5)
Lionsgate	(25.0)	(86.4)	35.3
Casa	(24.2)	(9.2)	47.9
ITI Neovision	2.7	(24.9)	15.8
Sumitomo	—	(3.4)	238.2
Other, net	(18.4)	(11.5)	14.4
Total	$99.0	$(393.2)	$228.1

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Year ended December 31,
	2019	2018	2017
	in millions
VodafoneZiggo JV (a)	$(185.9)	$11.4	$(70.1)
All3Media	(8.8)	(19.2)	(25.5)
Formula E	1.7	(0.2)	(1.5)
Other	(5.5)	(0.7)	1.9
Total	$(198.5)	$(8.7)	$(95.2)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the remaining results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. Each of Liberty Global and Vodafone (each a “Shareholder”) holds 50% of the issued share capital of the VodafoneZiggo JV. The Shareholders intend for the VodafoneZiggo JV to be funded solely from its net cash flow from operations and third-party financing. We account for our 50% interest in the VodafoneZiggo JV as an equity method investment. We consider the VodafoneZiggo JV to be a related party. For additional information regarding formation of the VodafoneZiggo JV, see note 6.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

and, under certain circumstances, initiate a sale of the entire VodafoneZiggo JV, subject, in each case, to a right of first offer in favor of the other Shareholder.

During the first quarter of 2017, we paid $162.6 million of VAT on behalf of the VodafoneZiggo JV associated with the termination of a services agreement with Ziggo Group Holding B.V. that was in effect prior to the closing of the VodafoneZiggo JV Transaction. This advance was repaid during the first quarter of 2017. In addition, during 2019, 2018 and 2017, we received dividend distributions from the VodafoneZiggo JV of $162.7 million, $232.5 million and $252.8 million, respectively, which were accounted for as returns on capital for purposes of our consolidated statements of cash flows.

Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV, (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. During 2019, 2018 and 2017, we recorded revenue from the VodafoneZiggo JV of $189.1 million, $189.1 million and $132.4 million, respectively, primarily related to (a) the JV Services and (b) during 2019 and 2018, sales of customer premises equipment at a mark-up. In addition, during 2019, 2018 and 2017, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $14.4 million, $13.1 million and $144.7 million, respectively. At December 31, 2019 and 2018, $19.3 million and $24.4 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our consolidated balance sheets.

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

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Year ended December 31,
	2019	2018	2017
	in millions

Revenue	$4,407.8	$4,602.2	$4,512.5
Loss before income taxes	$(512.5)	$(467.8)	$(362.9)
Net loss	$(470.0)	$(91.6)	$(259.3)

The summarized financial position of the VodafoneZiggo JV is set forth below:

	December 31,
	2019	2018
	in millions

Current assets	$918.4	$1,099.6
Long-term assets	21,508.1	22,155.7
Total assets	$22,426.5	$23,255.3

Current liabilities	$2,726.4	$2,812.3
Long-term liabilities	14,920.7	14,751.5
Owners’ equity	4,779.4	5,691.5
Total liabilities and owners’ equity	$22,426.5	$23,255.3

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Fair Value Investments

ITV. At December 31, 2019 and 2018, we owned 398,515,510 shares of ITV, a commercial broadcaster in the U.K. Our ITV shares represented less than 10.0% of the total outstanding shares of ITV as of June 30, 2019, the most current publicly-available information. The aggregate purchase price paid to acquire our investment in ITV was financed through borrowings under secured borrowing agreements (the ITV Collar Loan). All of the ITV shares we hold are subject to a share collar (the ITV Collar) and pledged as collateral under the ITV Collar Loan. Under the terms of the ITV Collar, the counterparty has the right to re-use all of the pledged ITV shares. For additional information regarding the ITV Collar, see note 8.

ITI Neovision. At December 31, 2019 and 2018, we owned a 17.0% interest in ITI Neovision, a privately-held DTH operator in Poland.

Lionsgate. At December 31, 2019 and 2018, we owned 4.0 million and 2.5 million voting shares, respectively, and 2.5 million non-voting shares of Lionsgate common stock, which represented less than 5% of the total outstanding shares of Lionsgate. Certain of our voting and non-voting Lionsgate shares are subject to a variable prepaid forward transaction (the Lionsgate Forward), as further described in note 8.

Casa. At December 31, 2019 and 2018, we owned 787,074 and 3,005,307 shares, respectively, of Casa common stock. Casa is a U.S.-based provider of fixed, mobile, optical and Wi-Fi network software solutions for ultra-broadband services. Our Casa shares represented less than 1.0% of the total outstanding shares of Casa as of October 31, 2019, the most current publicly-available information.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(8)    Derivative Instruments

In general, we enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt, (ii) foreign currency movements, particularly with respect to borrowings that are denominated in a currency other than the functional currency of the borrowing entity, and (iii) decreases in the market prices of certain publicly traded securities that we own. In this regard, through our subsidiaries, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure primarily with respect to the U.S. dollar ($), the euro (€), the British pound sterling (£), the Swiss franc (CHF) and the Polish zloty (PLN). We do not apply hedge accounting to our derivative instruments. Accordingly, changes in the fair values of most of our derivative instruments are recorded in realized and unrealized gains or losses on derivative instruments, net, in our consolidated statements of operations.

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2019			December 31, 2018
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	$270.8	$886.4	$1,157.2	$372.7	$1,370.1	$1,742.8
Equity-related derivative instruments (c)	55.2	608.2	663.4	13.9	732.4	746.3
Foreign currency forward and option contracts	4.6	1.4	6.0	7.2	—	7.2
Other	0.5	0.4	0.9	0.4	—	0.4
Total	$331.1	$1,496.4	$1,827.5	$394.2	$2,102.5	$2,496.7

Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$389.2	$1,192.3	$1,581.5	$326.5	$1,042.2	$1,368.7
Equity-related derivative instruments (c)	—	—	—	1.4	—	1.4
Foreign currency forward and option contracts	1.2	—	1.2	0.5	—	0.5
Other	—	—	—	—	0.1	0.1
Total	$390.4	$1,192.3	$1,582.7	$328.4	$1,042.3	$1,370.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 11). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (losses) of $16.6 million, ($71.1 million) and $168.4 million during 2019, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 9.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the ITV Collar and (ii) the Lionsgate Forward. The fair values of the ITV Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2019	2018	2017
	in millions

Cross-currency and interest rate derivative contracts	$(207.3)	$905.8	$(1,145.6)
Equity-related derivative instruments:
ITV Collar	(84.4)	176.7	215.0
Lionsgate Forward	13.0	30.1	(11.4)
Sumitomo Collar (a)	—	(11.8)	(77.4)
Other	8.0	2.5	(3.9)
Total equity-related derivative instruments	(63.4)	197.5	122.3
Foreign currency forward and option contracts	77.4	22.7	(30.2)
Other	1.3	(0.2)	0.7
Total	$(192.0)	$1,125.8	$(1,052.8)

_______________

(a)
On May 22, 2018, we settled the final tranche of the share collar (the Sumitomo Collar) and related borrowings with a portion of the existing Sumitomo shares held by our company. The aggregate market value of these shares on the transaction date was $159.3 million.

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

	Year ended December 31,
	2019	2018	2017
	in millions

Operating activities	$179.0	$244.4	$6.8
Investing activities	—	—	(0.5)
Financing activities	331.5	112.8	(138.1)
Total	$510.5	$357.2	$(131.8)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At December 31, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $253.2 million.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2019, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at December 31, 2019:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$10,857.5		£8,003.6	(a)	5.6
	£2,296.2		$3,300.0	(b)	5.1
	€246.3		$271.1		3.0

UPC Holding	$775.0		€643.1		4.3
	$1,200.0	CHF	1,107.5	(a)	5.2
	€2,824.4	CHF	3,221.2	(a)	4.3
	€742.8	PLN	3,149.5		1.9

Telenet	$3,940.0		€3,489.6	(a)	6.0
	€291.5		$350.0	(b)	6.0
_______________

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to December 31, 2019. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At December 31, 2019, the total U.S. dollar equivalents of the notional amount of these derivative instruments were $3.4 billion.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at December 31, 2019:

	Borrowing group pays fixed rate			Borrowing group receives fixed rate
Borrowing group	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Virgin Media	$21,715.5	(a)	2.7	$11,542.6 (a)	4.4

UPC Holding	$7,237.1	(a)	3.5	$5,312.1	5.9

Telenet	$3,239.1	(a)	5.2	$1,602.4	3.7

______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at December 31, 2019:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$7,085.7		£1.0	2.40%
	$482.7		€0.6	1.96%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at December 31, 2019:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,493.7	0.5

Telenet	$2,295.0	0.5

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2019, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1,107.4 million and $1,246.4 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Decrease to borrowing costs at December 31, 2019 (a)

Virgin Media	(0.20)%
UPC Holding	(0.15)%
Telenet	(0.58)%
Total decrease to borrowing costs	(0.27)%
_______________

(a)	Represents the effect of derivative instruments in effect at December 31, 2019 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of December 31, 2019, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $415.4 million.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

The ITV Collar and related agreements also provide our company with the ability to borrow against the value of its ITV shares. At December 31, 2019, borrowings under the ITV Collar Loan were secured by all 398,515,510 of our ITV shares, which have been placed into a custody account. The ITV Collar Loan, which has maturity dates consistent with the ITV Collar and contains no financial covenants, provides for customary representations and warranties, events of default and certain adjustment and termination events. Under the terms of the ITV Collar, the counterparty has the right to re-use the pledged ITV shares held in the custody account, but we have the right to recall the shares that are re-used by the counterparty subject to certain costs. In addition, the counterparty retains dividends on the ITV shares that the counterparty would need to borrow from the custody account to hedge its exposure under the ITV Collar (an estimated 390 million shares at December 31, 2019). As of December 31, 2019, the fair value of the ITV Collar was a net asset of $619.6 million and principal borrowings outstanding under the ITV Collar Loan were $1,435.5 million.

Lionsgate Forward and Secured Borrowing. The Lionsgate Forward has economic characteristics similar to a collar plus a loan initially collateralized by a pledge of 1.25 million of our voting and 1.25 million of our non-voting Lionsgate shares (the Lionsgate Loan). Under the terms of the Lionsgate Forward, the counterparty does not have the right to re-use the pledged Lionsgate shares without permission from Liberty Global. The Lionsgate Forward effectively hedges the value of our pledged Lionsgate shares from losses due to market price decreases below the put option price while retaining a portion of the gains from market price increases up to the call option price. The Lionsgate Forward has settlement dates through March 2022, the first of which occurred during the third quarter of 2019, as further described below. As of December 31, 2019, the fair value of the Lionsgate Forward was a net asset of $37.2 million and principal borrowings outstanding under the Lionsgate Loan were $55.3 million.

During the third quarter of 2019, we cash settled the first 25 tranches of the Lionsgate Forward with respect to certain of our voting and non-voting Lionsgate shares. Subsequent to the settlement of these tranches of the Lionsgate Forward ($18.1 million asset value on the relevant settlement dates) and the related borrowings under the Lionsgate Loan ($27.6 million liability on the relevant settlement dates), the shares collateralized under the Lionsgate Loan were reduced to a pledge of 833,333 of our voting and 833,334 of our non-voting Lionsgate shares.

For additional information regarding our investments in ITV and Lionsgate, see note 7.

(9)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of December 31, 2019 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2019, no material transfers were made.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

The recurring fair value measurement of our equity-related derivative instruments are based on standard option pricing models, which require the input of observable and unobservable variables such as exchange-traded equity prices, risk-free interest rates, dividend forecasts and forecasted volatilities of the underlying equity securities. The valuations of our equity-related derivative instruments are based on a combination of Level 1 inputs (exchange-traded equity prices), Level 2 inputs (interest rate futures and swap rates) and Level 3 inputs (forecasted volatilities). As changes in volatilities could have a significant impact on the overall valuations over the terms of the derivative instruments, we have determined that these valuations fall under Level 3 of the fair value hierarchy. At December 31, 2019, our equity-related derivatives were not significantly impacted by forecasted volatilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2019, we performed a nonrecurring fair value measurement in connection with the De Vijver Media Acquisition. This valuation had no significant impact on our consolidated balance sheet at December 31, 2019. We did not perform any significant nonrecurring fair value measurements during 2018.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at December 31, 2019 using:
Description	December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,157.2	$—	$1,157.2	$—
Equity-related derivative instruments	663.4	—	—	663.4
Foreign currency forward and option contracts	6.0	—	6.0	—
Other	0.9	—	0.9	—
Total derivative instruments	1,827.5	—	1,164.1	663.4
Investments	1,289.2	869.2	—	420.0
Total assets	$3,116.7	$869.2	$1,164.1	$1,083.4

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,581.5	$—	$1,561.6	$19.9
Foreign currency forward and option contracts	1.2	—	1.2	—
Total derivative liabilities	1,582.7	—	1,562.8	19.9
Debt	45.6	—	45.6	—
Total liabilities	$1,628.3	$—	$1,608.4	$19.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2019	$418.9	$(14.1)	$744.9	$1,149.7
Gains (losses) included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	58.7	(63.4)	(4.7)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(16.5)	—	—	(16.5)
Partial settlement of Lionsgate Forward (b)	—	—	(18.1)	(18.1)
Additions	19.6	—	—	19.6
Derivative instruments settled in connection with the sale of the Vodafone Disposal Group	—	(72.0)	—	(72.0)
Transfers out of Level 3	—	8.4	—	8.4
Foreign currency translation adjustments and other, net	(2.0)	(0.9)	—	(2.9)
Balance of net assets (liabilities) at December 31, 2019	$420.0	$(19.9)	$663.4	$1,063.5

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

_______________

(a)
With the exception of a $72.0 million net gain related to derivative instruments settled in connection with the sale of the Vodafone Disposal Group, most of these net gains and losses relate to assets and liabilities that we continue to carry on our consolidated balance sheet as of December 31, 2019.

(b)	For additional information regarding the Lionsgate Forward, see note 8.

(10)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2019	December 31,
		2019	2018
		in millions

Distribution systems	3 to 30 years	$19,007.2	$17,845.4
Customer premises equipment	3 to 7 years	4,294.7	4,191.2
Support equipment, buildings and land	2 to 50 years	5,344.3	4,933.7
Total property and equipment, gross		28,646.2	26,970.3
Accumulated depreciation		(14,802.8)	(13,091.4)
Total property and equipment, net		$13,843.4	$13,878.9

Depreciation expense related to our property and equipment was $3,123.5 million, $3,217.1 million and $3,187.4 million during 2019, 2018 and 2017, respectively.

During 2019, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $1,727.0 million, $2,175.5 million and $2,336.2 million, respectively, which exclude related VAT of $286.1 million, $347.3 million and $387.1 million, respectively, that was also financed by our vendors under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during 2019 are set forth below:

	January 1, 2019	Acquisitions and related adjustments	Foreign currency translation adjustments	December 31, 2019
	in millions

U.K./Ireland	$7,671.0	$—	$294.4	$7,965.4
Belgium	2,576.3	48.7	(48.9)	2,576.1
Switzerland	2,903.9	—	49.3	2,953.2
Central and Eastern Europe	564.6	—	(7.2)	557.4
Total	$13,715.8	$48.7	$287.6	$14,052.1

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our consolidated balance sheets, are set forth below:

	Estimated useful life at December 31, 2019	December 31, 2019			December 31, 2018
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
		in millions

Customer relationships	5 to 10 years	$3,653.9	$(3,363.6)	$290.3	$3,673.1	$(2,914.2)	$758.9
Other	2 to 15 years	563.7	(281.9)	281.8	521.3	(249.0)	272.3
Total		$4,217.6	$(3,645.5)	$572.1	$4,194.4	$(3,163.2)	$1,031.2

Amortization expense related to intangible assets with finite useful lives was $528.7 million, $641.1 million and $603.2 million during 2019, 2018 and 2017, respectively. Based on our amortizable intangible asset balances at December 31, 2019, we expect that amortization expense will be as follows for the next five years and thereafter. The U.S. dollar equivalents of such amortization expense amounts as of December 31, 2019 are presented below (in millions):

2020	$178.5
2021	88.9
2022	38.3
2023	32.6
2024	32.4
Thereafter	201.4
Total	$572.1

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(11)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	December 31, 2019			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	December 31,
				2019	2018
		in millions

VM Senior Secured Notes	5.34%	—	$—	$5,916.9	$6,268.3
VM Credit Facilities (c)	3.94%	(d)	1,326.3	5,473.3	4,600.5
VM Senior Notes	5.34%	—	—	1,583.8	1,999.9
Telenet Credit Facility	3.89%	(e)	567.0	3,541.4	3,145.7
Telenet Senior Secured Notes	4.69%	—	—	1,673.7	1,687.1
Telenet SPE Notes	—	—	—	—	546.2
UPCB SPE Notes	4.54%	—	—	2,420.1	2,445.5
UPC Holding Bank Facility	—	€990.1	1,111.7	—	1,645.0
UPC Holding Senior Notes	4.60%	—	—	1,202.3	1,215.5
Vendor financing (f)	4.12%	—	—	3,748.2	3,620.3
ITV Collar Loan	0.90%	—	—	1,435.5	1,379.6
Derivative-related debt instruments (g)	2.58%	—	—	81.1	301.9
Other (h)	3.96%	—	—	571.8	459.8
Total debt before deferred financing costs, discounts and premiums (i)	4.30%		$3,005.0	$27,648.1	$29,315.3

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	December 31,
	2019	2018
	in millions

Total debt before deferred financing costs, discounts and premiums	$27,648.1	$29,315.3
Deferred financing costs, discounts and premiums, net	(82.7)	(131.4)
Total carrying amount of debt	27,565.4	29,183.9
Finance lease obligations (note 12)	617.1	621.3
Total debt and finance lease obligations	28,182.5	29,805.2
Current maturities of debt and finance lease obligations	(3,877.2)	(3,615.2)
Long-term debt and finance lease obligations	$24,305.3	$26,190.0

_______________

(a)
Represents the weighted average interest rate in effect at December 31, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.14% at December 31, 2019. For information regarding our derivative instruments, see note 8.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at December 31, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2019, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table, we present (i) for each subsidiary where the ability to borrow is limited, the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below reflect any applicable restrictions in effect at December 31, 2019, both before and after completion of the relevant December 31, 2019 compliance reporting requirements, but do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2019, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

	December 31, 2019		Upon completion of relevant December 31, 2019 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under (1):
VM Credit Facilities	£533.8	$708.0	£921.6	$1,222.3
UPC Holding Bank Facility	€990.1	$1,111.7	€828.8	$930.6
_______________

(1)	The VM Credit Facilities and the UPC Holding Bank Facility have no additional restriction to loan or distribute from this availability.

(c)
Amounts include £103.6 million ($137.4 million) and £41.9 million ($55.6 million) at December 31, 2019 and 2018, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)
Unused borrowing capacity under the VM Credit Facilities relates to a multi-currency revolving facility with a maximum borrowing capacity equivalent to £1,000.0 million ($1,326.3 million) (the VM Revolving Facility), which was undrawn at December 31, 2019. During 2019, the VM Revolving Facility was amended and as a result, VM Revolving Facility A and VM Revolving Facility B were cancelled in full and replaced with a single revolving facility maturing on January 31, 2026.

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($449.0 million) under Telenet Facility AG, (ii) €60.0 million ($67.4 million) under Telenet Facility AP, which was entered into in May 2019, (iii) €25.0 million ($28.1 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($22.5 million) under the Telenet Revolving Facility, each of which were undrawn at December 31, 2019.

(f)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments and repurchases of debt and finance lease obligations in our consolidated statements of cash flows.

(g)
Includes amounts associated with certain derivative-related borrowing instruments, including $45.6 million and $248.6 million at December 31, 2019 and 2018, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 9.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(h)
As of December 31, 2019 and 2018, amounts include (i) $264.6 million and $225.9 million, respectively, of debt collateralized by certain trade receivables of Virgin Media and (ii) $55.3 million and $82.9 million, respectively, related to principal borrowings outstanding under the Lionsgate Loan.

(i)
As of December 31, 2019 and 2018, our debt had an estimated fair value of $28.4 billion and $28.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 9.

General Information

At December 31, 2019, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities.

Credit Facilities. Each of our borrowing groups has entered into one or more credit facility agreements with certain financial and other institutions. Each of these credit facilities contain certain covenants, the more notable of which are as follows:

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

•
In addition to certain mandatory prepayment events, our credit facilities provide that the instructing group of lenders under the relevant credit facility, under certain circumstances, may cancel the group’s commitments thereunder and declare the loan(s) thereunder due and payable after the applicable notice period following the occurrence of a change of control (as specified in the relevant credit facility);

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

•
Our credit facilities require members of the relevant borrowing group to observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions; and

•
In addition to customary default provisions, our credit facilities generally include certain cross-default or cross-acceleration provisions with respect to other indebtedness of members of the relevant borrowing group, subject to agreed minimum thresholds and other customary and agreed exceptions.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Senior and Senior Secured Notes. Certain of our borrowing groups have issued senior and/or senior secured notes. In general, our senior and senior secured notes (i) are senior obligations of each respective issuer within the relevant borrowing group that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer within the relevant borrowing group, (ii) contain, in most instances, certain guarantees from other members of the relevant borrowing group (as specified in the applicable indenture) and (iii) with respect to our senior secured notes, are secured by certain pledges or liens over the assets and/or shares of certain members of the relevant borrowing group. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•
Our notes contain certain customary incurrence-based covenants. In addition, our notes provide that any failure to pay principal at its stated maturity (after giving effect to any applicable grace period) of, or any acceleration with respect to, other indebtedness of the issuer or certain subsidiaries over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

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

•
Our senior secured notes contain certain early redemption provisions including the ability to, during each 12-month period commencing on the issue date for such notes until the applicable call date, redeem up to 10% of the principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes to be redeemed plus accrued and unpaid interest; and

•
Certain of our notes are non-callable prior to their stated maturity. The remainder of our notes are non-callable prior to their respective call date (as specified under the applicable indenture). At any time prior to the applicable call date, we may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable call date using the discount rate as of the redemption date plus a premium (as specified in the applicable indenture). After the applicable call date, we may redeem some or all of these notes at various redemption prices plus accrued interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date.

SPE Notes. From time to time, we create special purpose financing entities (SPEs), most of which are 100% owned by third parties, for the primary purpose of facilitating the offering of senior secured notes, which we collectively refer to as the “SPE Notes.”

The SPEs used the proceeds from the issuance of SPE Notes to fund term loan facilities under the credit facilities made available to their respective borrowing group (as further described below), each a “Funded Facility” and collectively the “Funded Facilities.” Each SPE is dependent on payments from the relevant borrowing entity under the applicable Funded Facility in order to service its payment obligations under each respective SPE Note. Each of the Funded Facility term loans creates a variable interest in the respective SPE for which the relevant borrowing entity is the primary beneficiary and are consolidated by the relevant parent entities, including Liberty Global. As a result, the amounts outstanding under the Funded Facilities are eliminated in the respective borrowing group’s and Liberty Global’s consolidated financial statements. At December 31, 2019, we had outstanding SPE Notes issued by entities consolidated by (i) UPC Holding, collectively the “UPCB SPEs” and (ii) Telenet, collectively the “Telenet SPEs”.

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
December 31, 2019, 2018 and 2017

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

Financing Transactions

Below we provide summary descriptions of certain financing transactions completed during 2019, 2018 and 2017. A portion of our financing transactions may include non-cash borrowings and repayments. During 2019, 2018 and 2017, non-cash borrowings and repayments aggregated $3,300.2 million, $2,583.3 million and $17,104.0 million, respectively.

Virgin Media - 2019 Financing Transactions

In May 2019, Virgin Media issued (i) $825.0 million principal amount of U.S. dollar-denominated senior secured notes and (ii) £300.0 million ($397.9 million) principal amount of sterling-denominated senior secured notes. Virgin Media then increased the amounts issued under these notes by issuing an additional (a) $600.0 million principal amount of U.S. dollar-denominated senior secured notes in July 2019 and (b) £40.0 million ($53.1 million) principal amount of sterling-denominated senior secured notes in August 2019. The net proceeds from the issuance of these notes were used to redeem (1) $802.4 million outstanding principal amount of U.S. dollar-denominated senior secured notes under the VM Senior Secured Notes, (2) £534.1 million ($708.4 million) outstanding principal amount of sterling-denominated senior secured notes under the VM Senior Secured Notes and (3) £300.0 million outstanding principal amount of sterling-denominated senior notes under the VM Senior Notes. In connection with these transactions, Virgin Media recognized a net loss on debt modification and extinguishment of $77.2 million related to (A) the payment of $75.8 million of redemption premiums and (B) the write-off of $1.4 million of unamortized deferred financing costs, discounts and premiums.

In October 2019, Virgin Media (i) entered into a $3,300.0 million U.S. dollar-denominated term loan facility and a €750.0 million ($842.1 million) euro-denominated term loan facility and (ii) issued £400.0 million ($530.5 million) principal amount of sterling-denominated senior secured notes. The net proceeds from these transactions, together with certain other funds, were used to (a) prepay in full the $3,400.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility under the VM Credit Facilities and (b) redeem in full (1) $1,000.0 million outstanding principal amount of U.S. dollar-denominated senior secured notes and (2) £300.0 million ($397.9 million) outstanding principal amount of sterling-denominated senior secured notes, each under the VM Senior Secured Notes. In connection with these transactions, Virgin Media recognized a net loss on debt modification and extinguishment of $67.4 million related to (A) the payment of $46.0 million of redemption premiums and (B) the net write-off of $21.4 million of unamortized deferred financing costs, discounts and premiums.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Virgin Media - 2018 and 2017 Financing Transactions

During 2018 and 2017, Virgin Media completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, Virgin Media recognized losses on debt modification and extinguishment of $36.4 million and $67.5 million during 2018 and 2017, respectively. These losses include (i) the payment of redemption premiums of $28.2 million and $32.6 million, respectively, (ii) the write-off of unamortized deferred financing costs and discounts of $8.2 million and $40.6 million, respectively, (iii) the write-off of $7.0 million of unamortized premiums in 2017 and (iv) the payment of third-party costs of $1.3 million in 2017.

UPC Holding - 2019 Financing Transactions

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

UPC Holding - 2018 and 2017 Financing Transactions

During 2018 and 2017, UPC Holding completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, UPC Holding recognized losses on debt modification and extinguishment of $8.9 million and $112.1 million during 2018 and 2017, respectively. These losses include (i) the write-off of unamortized deferred financing costs and discounts of $6.9 million and $27.8 million, respectively, and (ii) the payment of redemption premiums of $2.0 million and $84.3 million, respectively.

Telenet - 2019 Financing Transactions

In July 2019, Telenet prepaid €106.0 million ($119.0 million) of outstanding principal amount on a euro-denominated term loan facility under the Telenet Credit Facility, together with accrued and unpaid interest and the related prepayment premiums, which was owed to the applicable Telenet SPE and, in turn, the Telenet SPE used such proceeds to redeem €106.0 million outstanding principal amount of euro-denominated notes under the Telenet SPE Notes. This transaction was funded using existing cash and the temporary draw-down of a euro-denominated revolving credit facility under the Telenet Credit Facility. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment of $4.0 million related to (i) the payment of $3.6 million of redemption premiums and (ii) the write-off of $0.4 million of unamortized deferred financing costs and discounts.

In October 2019, Telenet increased its commitments under (i) a U.S. dollar-denominated term loan facility by $220.0 million and (ii) a euro-denominated term loan facility by €175.0 million ($196.5 million), each under the Telenet Credit Facility. The net proceeds from these facilities were used to prepay in full the €371.0 million ($416.6 million) of outstanding principal amount on a euro-denominated term loan facility under the Telenet Credit Facility, together with accrued and unpaid interest and the related prepayment premiums, which was owed to the applicable Telenet SPE and, in turn, the Telenet SPE used such proceeds to redeem in full the €371.0 million outstanding principal amount of euro-denominated notes under the Telenet SPE Notes. In connection with this transaction, Telenet recognized a loss on debt modification and extinguishment of $50.7 million related to (a) the payment of $46.8 million of redemption premiums and (b) the write-off of $3.9 million of unamortized deferred financing costs and discounts.

Telenet - 2018 and 2017 Financing Transactions

During 2018 and 2017, Telenet completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, Telenet recognized losses on debt modification and extinguishment of $31.5 million and $75.7 million during 2018 and 2017, respectively. These losses include (i) the payment of redemption premiums of $19.3 million and $21.5 million, respectively, and (ii) the write-off of unamortized deferred financing costs and discounts of $12.2 million and $54.2 million, respectively.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Maturities of Debt

Maturities of our debt as of December 31, 2019 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts represent U.S. dollar equivalents based on December 31, 2019 exchange rates:

	Virgin Media	UPC Holding (a)	Telenet (b)	Other	Total
	in millions
Year ending December 31:
2020	$2,472.4	$644.6	$415.1	$264.8	$3,796.9
2021 (c)	726.2	22.7	13.2	1,029.2	1,791.3
2022	253.7	20.1	12.6	366.4	652.8
2023	125.4	17.5	12.2	29.3	184.4
2024	779.6	7.7	12.1	—	799.4
Thereafter	11,497.6	3,622.4	5,303.3	—	20,423.3
Total debt maturities (d)	15,854.9	4,335.0	5,768.5	1,689.7	27,648.1
Deferred financing costs, discounts and premiums, net	(23.2)	(20.3)	(27.1)	(12.1)	(82.7)
Total debt	$15,831.7	$4,314.7	$5,741.4	$1,677.6	$27,565.4
Current portion	$2,472.4	$644.6	$415.1	$263.6	$3,795.7
Noncurrent portion	$13,359.3	$3,670.1	$5,326.3	$1,414.0	$23,769.7

_______________

(a)	Amounts include the UPCB SPE Notes issued by the UPCB SPEs. As described above, the UPCB SPEs are consolidated by UPC Holding and Liberty Global.

(b)	Amounts include the Telenet SPE Notes issued by the Telenet SPEs. As described above, the Telenet SPEs are consolidated by Telenet and Liberty Global.

(c)
The amount for Virgin Media includes certain senior secured notes that have a contractual maturity date of January 15, 2025. Interest on these senior secured notes accrues at a rate of 6.0% through January 15, 2021 and at a rate of 11.0% thereafter. In light of these terms, the above maturity table assumes that these senior secured notes will be repaid or refinanced in 2021.

(d)	Amounts include vendor financing obligations of $3,748.2 million, as set forth below:

	Virgin Media	UPC Holding	Telenet	Other	Total
	in millions
Year ending December 31:
2020	$2,337.8	$644.6	$402.9	$68.9	$3,454.2
2021	34.8	22.7	—	53.5	111.0
2022	24.6	20.1	—	47.2	91.9
2023	22.1	17.5	—	29.3	68.9
2024	14.5	7.7	—	—	22.2
Total vendor financing maturities	$2,433.8	$712.6	$402.9	$198.9	$3,748.2
Current portion	$2,337.8	$644.6	$402.9	$68.9	$3,454.2
Noncurrent portion	$96.0	$68.0	$—	$130.0	$294.0

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(12) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities as of December 31, 2019 is set forth below:

	ROU assets	Lease liabilities
	in millions

Finance leases (a)(b)	$531.0	$617.1
Operating leases (c)(d)	512.7	545.1
Total	$1,043.7	$1,162.2
_______________

(a)
Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheet. At December 31, 2019, the weighted average remaining lease term for finance leases was 23.8 years and the weighted average discount rate was 6.1%. As of December 31, 2018, we had $545.5 million of finance lease ROU assets included on our consolidated balance sheet. During 2019, 2018 and 2017, we recorded additions to our ROU assets associated with finance leases of $66.9 million, $102.4 million and $106.7 million, respectively.

(b)
The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease liabilities and long-term debt and finance lease liabilities, respectively, on our consolidated balance sheets. As of December 31, 2018, we had $621.3 million of finance lease liabilities included on our consolidated balance sheet. At December 31, 2019 and 2018, our finance lease liabilities included €403.6 million ($453.2 million) and €390.6 million ($447.3 million), respectively, associated with Telenet’s lease of the broadband communications network of the four associations of municipalities in Belgium, which we refer to as the pure intercommunalues or the “PICs.” All capital expenditures associated with the PICs network are initiated by Telenet, but are executed and financed by the PICs through additions to this lease that are repaid over a 15-year term. These amounts do not include Telenet’s commitment related to certain operating costs associated with the PICs network. For additional information regarding this commitment, see note 19.

(c)
Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheet. At December 31, 2019, the weighted average remaining lease term for operating leases was 8.0 years and the weighted average discount rate was 4.0%. During 2019, we recorded additions to our ROU assets associated with operating leases of $88.5 million.

(d)
The current and long-term portions of our operating lease liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet.

A summary of our aggregate lease expense recorded during 2019 is set forth below (in millions):

Finance lease expense:
Depreciation and amortization	$84.2
Interest expense	33.8
Total finance lease expense	118.0
Operating lease expense (a)	135.7
Short-term lease expense (a)	8.0
Variable lease expense (b)	4.8
Total lease expense	$266.5

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

_______________

(a)
Our operating lease expense and short-term lease expense are included in other operating expenses, SG&A expenses and impairment, restructuring and other operating items in our consolidated statements of operations.

(b)
Variable lease expense represents payments made to a lessor during the lease term that vary because of a change in circumstance that occurred after the lease commencement date. Variable lease payments are expensed as incurred and are included in other operating expenses in our consolidated statements of operations.

A summary of our cash outflows from operating and finance leases recorded during 2019 is set forth below (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$135.5
Operating cash outflows from finance leases	33.8
Financing cash outflows from finance leases	60.0
Total cash outflows from operating and finance leases	$229.3

Maturities of our operating and finance lease liabilities as of December 31, 2019 are presented below. Amounts represent U.S. dollar equivalents based on December 31, 2019 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2020	$126.6	$122.2
2021	98.1	102.6
2022	81.0	101.0
2023	68.5	98.7
2024	56.7	56.4
Thereafter	203.6	459.4
Total payments	634.5	940.3
Less: present value discount	(89.4)	(323.2)
Present value of lease payments	$545.1	$617.1
Current portion	$111.7	$81.5
Noncurrent portion	$433.4	$535.6

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Maturities of our operating and finance lease liabilities as of December 31, 2018 are presented below. Amounts represent U.S. dollar equivalents based on December 31, 2018 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019	$123.9	$101.4
2020	85.4	107.3
2021	66.6	96.7
2022	54.3	94.5
2023	46.8	93.5
Thereafter	178.6	464.0
Total payments	$555.6	957.4
Amounts representing interest		(336.1)
Total finance leases		$621.3
Current portion		$78.2
Noncurrent portion		$543.1

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(13)    Income Taxes

Liberty Global files its primary income tax return in the U.K. Its subsidiaries file income tax returns in the U.S., the U.K. and a number of other European jurisdictions. The income taxes of Liberty Global and its subsidiaries are presented on a separate return basis for each tax-paying entity or group.

The components of our earnings (loss) from continuing operations before income taxes are as follows:

	Year ended December 31,
	2019		2018		2017
	in millions

U.K.	$(831.0)		$330.9		$(991.3)
The Netherlands	(662.8)	—	(321.1)	—	(26.1)
Belgium	409.3		392.4		140.0
Switzerland	178.5		318.8		111.6
U.S.	(7.0)		(51.6)		(842.5)
Intercompany activity with discontinued operations	(237.2)		(426.4)		(499.9)
Other	(5.8)		(81.2)		(2.9)
Total	$(1,156.0)		$161.8		$(2,111.1)

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Income tax expense consists of:

	Current	Deferred	Total
	in millions
Year ended December 31, 2019:
The Netherlands	$—	$(275.3)	$(275.3)
Belgium	(134.7)	3.6	(131.1)
U.K.	(1.5)	118.8	117.3
U.S. (a)	(4.1)	81.9	77.8
Switzerland	(27.8)	(1.1)	(28.9)
Other	(19.4)	6.6	(12.8)
Total	$(187.5)	$(65.5)	$(253.0)

Year ended December 31, 2018:
U.S. (a)	$(957.5)	$7.6	$(949.9)
The Netherlands	14.2	(519.4)	(505.2)
Belgium	(153.9)	41.6	(112.3)
U.K	(7.2)	32.2	25.0
Switzerland	(16.6)	6.2	(10.4)
Other	(14.2)	(6.3)	(20.5)
Total	$(1,135.2)	$(438.1)	$(1,573.3)

Year ended December 31, 2017:
The Netherlands	$(16.2)	$(118.2)	$(134.4)
U.K	(3.3)	(64.7)	(68.0)
Belgium	(203.6)	145.4	(58.2)
U.S. (a)	47.2	(32.8)	14.4
Switzerland	(2.0)	15.6	13.6
Other	(14.4)	8.1	(6.3)
Total	$(192.3)	$(46.6)	$(238.9)
_______________

(a)	Includes federal and state income taxes. Our U.S. state income taxes were not material during any of the years presented.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Year ended December 31,
	2019	2018	2017
	in millions

Computed “expected” tax benefit (expense) (a)	$219.6	$(30.7)	$406.4
Non-deductible or non-taxable interest and other expenses	(191.7)	(153.8)	(42.8)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (b)	(167.9)	(360.1)	(192.6)
Change in valuation allowances	(113.6)	(34.9)	(341.6)
Non-deductible or non-taxable foreign currency exchange results	(26.5)	132.5	(233.8)
Enacted tax law and rate changes (c)	19.2	(13.5)	7.4
International rate differences (d)	8.5	(3.5)	126.9
Recognition of previously unrecognized tax benefits	5.9	49.6	4.9
Mandatory Repatriation Tax (e)	—	(1,137.2)	—
Tax benefit associated with technologies innovation	—	—	12.1
Other, net	(6.5)	(21.7)	14.2
Total income tax expense	$(253.0)	$(1,573.3)	$(238.9)
_______________

(a)
The statutory or “expected” tax rates are the U.K. rates of 19.0% for 2019, 19.0% for 2018 and 19.25% for 2017. The 2017 statutory rate represents the blended rate that was in effect for the year ended December 31, 2017 based on the 20.0% statutory rate that was in effect for the first quarter of 2017 and the 19.0% statutory rate that was in effect for the remainder of 2017.

(b)
These amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates including the effects of foreign earnings.

(c)
On December 27, 2019, updated legislation was enacted in the Netherlands to delay and lessen the corporate income tax rate reduction that had previously been enacted in December 2018. The current rate of 25% will now be maintained in 2020 and will be reduced to 21.7% in 2021; the previous reduction schedule reduced from the current rate of 25.0% to 22.5% in 2020 and 20.5% in 2021. Substantially all of the impacts of the new rate change in the Netherlands on our deferred tax balances were recorded during the fourth quarter of 2019, modifying the impacts of the 2018 rate change that were previously recorded during the fourth quarter of 2018. In 2017, a Belgian income tax rate reduction was signed into law. The Belgian statutory tax rate decreased from 33.9% to 29.58% beginning in 2018, and in 2020, this rate will further decrease to 25.0%. Also in 2017, the U.S. corporate income tax rate was reduced from 35.0% to 21.0% effective beginning in 2018. Substantially all of the impacts of the tax rate changes in Belgium and the U.S. on our deferred tax balances were recorded during the fourth quarter of 2017.

(d)	Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

(e)
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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

The components of our net deferred tax assets are as follows:

	December 31,
	2019	2018
	in millions

Deferred tax assets	$2,457.4	$2,488.2
Deferred tax liabilities (a)	(246.4)	(232.9)
Net deferred tax asset	$2,211.0	$2,255.3
_______________

(a)	Our deferred tax liabilities are included in other long-term liabilities on our consolidated balance sheets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2019	2018
	in millions
Deferred tax assets:
Net operating loss and other carryforwards	$4,367.5	$4,289.8
Property and equipment, net	1,969.0	1,923.4
Debt	231.5	317.3
Investments	136.4	156.2
Derivative instruments	113.3	72.5
Share-based compensation	76.5	79.5
Leases	58.5	5.6
Other future deductible amounts	132.3	176.1
Deferred tax assets	7,085.0	7,020.4
Valuation allowance	(4,235.5)	(4,094.7)
Deferred tax assets, net of valuation allowance	2,849.5	2,925.7
Deferred tax liabilities:
Property and equipment, net	(169.9)	(167.4)
Deferred revenue	(168.1)	(178.9)
Intangible assets	(114.1)	(193.8)
Debt	(65.7)	(91.0)
Right of use assets	(56.8)	—
Other future taxable amounts	(63.9)	(39.3)
Deferred tax liabilities	(638.5)	(670.4)
Net deferred tax asset	$2,211.0	$2,255.3

Our deferred income tax valuation allowance increased $140.8 million in 2019. This increase reflects the net effect of (i) net tax expense of $113.6 million, (ii) an increase in deferred tax assets, (iii) foreign currency translation adjustments, (iv) the effect of enacted tax law and rate changes, (v) expiration of net operating losses and (vi) other individually insignificant items.

Virgin Media had property and equipment on which future U.K. tax deductions can be claimed of $18.4 billion and $18.1 billion at December 31, 2019 and 2018, respectively. The maximum amount of these “capital allowances” that can be claimed in any one year is approximately 18% of the remaining balance, after additions, disposals and prior claims. The tax effects of the excess of these capital allowances over the related financial reporting bases are included in the 2019 and 2018 deferred tax assets related to property and equipment, net, in the above table.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

The significant components of our tax loss carryforwards and related tax assets at December 31, 2019 are as follows:

Country	Tax loss carryforward	Related tax asset	Expiration date
	in millions
U.K.:
Amount attributable to capital losses	$16,052.0	$2,728.8	Indefinite
Amount attributable to net operating losses	1,222.4	207.8	Indefinite
The Netherlands	3,204.0	696.2	2020-2025
Belgium	1,320.4	330.1	Indefinite
Ireland	713.8	89.4	Indefinite
Luxembourg	586.4	159.4	Indefinite
France	533.3	137.8	Indefinite
Other	416.8	18.0	Various
Total	$24,049.1	$4,367.5

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

We have taxable outside basis differences on certain investments in non-U.S. subsidiaries. No additional income taxes have been provided for any undistributed foreign earnings, or any additional outside basis difference inherent in these entities, as these amounts continue to be reinvested in foreign operations. Determination of the amount of any applicable deferred taxes on such outside basis difference is not practicable.

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

The Mandatory Repatriation Tax requires that the aggregate post-1986 earnings and profits of our foreign corporations be included in our U.S. taxable income. The one-time repatriation of undistributed foreign earnings and profits is then taxed at a rate of 15.5% for cash earnings and 8% for non-cash earnings, both as defined in the 2017 U.S. Tax Act, and is payable, interest free, over an eight year period according to a prescribed payment schedule with 45% of the tax due in the last two years. At December 31, 2019 and 2018, after considering the expected use of carryforward tax attributes and other filing positions, our liability for the Mandatory Repatriation Tax was $357.2 million and $293.3 million, respectively. This increase during 2019 is due to the net impact of (i) a settlement with tax authorities that reduced the expected use of certain carryforward tax attributes and (ii) the impact of payments made according to the prescribed payment schedule.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

In general, tax returns filed by our company or our subsidiaries for years prior to 2009 are no longer subject to examination by tax authorities. Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including the Netherlands, Poland, the U.K. and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

The changes in our unrecognized tax benefits are summarized below:

	2019	2018	2017
	in millions

Balance at January 1	$857.8	$350.4	$217.0
Settlements with tax authorities	(111.3)	—	(3.6)
Reductions for tax positions of prior years	(80.7)	(117.9)	(20.4)
Foreign currency translation	(4.3)	(8.5)	14.1
Additions based on tax positions related to the current year	1.8	180.0	4.5
Additions for tax positions of prior years	1.0	457.4	138.8
Lapse of statute of limitations	—	(3.6)	—
Balance at December 31	$664.3	$857.8	$350.4

No assurance can be given that any of these tax benefits will be recognized or realized.

As of December 31, 2019, 2018 and 2017, there are $546.5 million, $759.8 million, and $189.3 million of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During 2020, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of December 31, 2019. The amount of any such reductions could range up to $285.0 million, of which substantially all would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during 2020. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during 2020.

During 2019, 2018 and 2017, the income tax expense of our continuing operations includes net income tax expense of $22.6 million, $58.9 million and $5.5 million, respectively, representing the net accrual of interest and penalties during the period. Our other long-term liabilities include accrued interest and penalties of $115.1 million at December 31, 2019.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(14)    Equity

Capitalization

At December 31, 2019, our authorized share capital consisted of an aggregate nominal amount of $20.0 million, consisting of any of the following: (i) ordinary shares (Class A, B or C), each with a nominal value of $0.01 per share, (ii) preference shares, with a nominal value to be determined by the board of directors, the issuance of one or more classes or series of which may be authorized by the board of directors, and (iii) any other shares of one or more classes as may be determined by the board of directors or by the shareholders of Liberty Global. For the period beginning July 1, 2015 through the December 29, 2017 completion of the Split-off Transaction, our share capital included (a) our Class A, Class B and Class C Liberty Global ordinary shares (collectively referred to herein as “Liberty Global Shares”) and (b) our LiLAC Class A, Class B and Class C ordinary shares (collectively referred to herein as “LiLAC Shares”). The LiLAC Shares were tracking shares intended to track the economic performance of the LiLAC Group. Pursuant to the Split-off Transaction, the LiLAC Shares were redesignated as deferred shares (which had virtually no economic rights), transferred to a third party and cancelled.

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

At the option of the holder, each Liberty Global Class B ordinary share is convertible into one Liberty Global Class A ordinary share. One Liberty Global Class A ordinary share is reserved for issuance for each Liberty Global Class B ordinary share that is issued (12,151,526 shares issued as of December 31, 2019). Additionally, at December 31, 2019, we have reserved the following ordinary shares for the issuance of outstanding share-based compensation awards:

	Class A (a)	Class B	Class C (a)

Options	588,258	—	3,506,568
SARs	16,251,617	—	35,682,862
RSUs	515,496	48,786	1,026,010
PSUs and PSARS	7,459,987	1,330,000	14,919,280

_______________

(a)
Includes share-based compensation awards held by former employees of Liberty Global that (i) became employees of Liberty Latin America as a result of the Split-off Transaction or (ii) were employees of entities included in the Vodafone Disposal Group. For additional information, see note 15.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

A summary of the changes in our share capital during 2017 is set forth in the table below:

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

Share Repurchase Programs

As a U.K. incorporated company, we may only elect to repurchase shares or pay dividends to the extent of our “Distributable Reserves.” Distributable Reserves, which are not linked to a GAAP reported amount, may be created through the earnings of the U.K. parent company and, among other methods, through a reduction in share premium approved by the English Companies Court. Based on the amounts set forth in our 2018 U.K. Companies Act Report dated April 25, 2019, which are our most recent “Relevant Accounts” for the purposes of determining our Distributable Reserves under U.K. law, our Distributable Reserves were $20.7 billion as of December 31, 2018. This amount does not reflect earnings, share repurchases or other activity that occurred in 2019, each of which impacts the amount of our Distributable Reserves.

Our board of directors has approved share repurchase programs for our Liberty Global Shares. In addition, from November 2016 through the completion of the Split-off Transaction, we were authorized to repurchase our LiLAC Shares. Under these plans, we receive authorization to acquire up to the specified amount (before direct acquisition costs) of Class A and Class C Liberty Global Shares or LiLAC Shares, or other authorized securities, from time to time through open market or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares or other securities pursuant to our equity repurchase programs, which may be suspended or discontinued at any time, is dependent on a variety of factors, including market conditions. At December 31, 2019, the remaining amount authorized for share repurchases was $66.4 million. In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases.

The following table provides details of our share repurchases during 2019, 2018 and 2017:

	Class A ordinary shares		Class C ordinary shares
	Shares repurchased	Average price paid per share (a)	Shares repurchased	Average price paid per share (a)	Total cost (a)
					in millions
Liberty Global Shares:
2019 (b)	24,348,562	$27.61	95,395,291	$26.64	$3,220.2
2018	15,649,900	$29.67	54,211,059	$28.51	$2,010.0
2017	34,881,510	$33.73	52,523,651	$32.71	$2,894.7

LiLAC Shares:
2017	2,062,233	$22.84	285,572	$22.25	$53.5
_______________

(a)	Includes direct acquisition costs, where applicable.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(b)
Includes repurchases made pursuant to modified Dutch auction cash tenders, comprising 24,002,262 shares of our class A ordinary shares at a per share price of $27.50 and 75,420,009 shares of our class C ordinary shares at a price per share of $27.00, for an aggregate purchase price of $2.7 billion, including direct acquisition costs.

Subsidiary Distributions

From time to time, Telenet and certain other of our subsidiaries make cash distributions to their respective shareholders. Our share of these distributions is eliminated in consolidation and the noncontrolling interest owners’ share of these distributions is reflected as a charge against noncontrolling interests in our consolidated statements of equity. In this regard, Telenet paid dividends to its shareholders during the fourth quarters of 2019 and 2018 of €62.8 million and €600.0 million, respectively. Our share of these dividends was €37.8 million ($42.0 million at the applicable rate) and €351.6 million ($404.8 million at the applicable rate), respectively.

Restricted Net Assets

The ability of certain of our subsidiaries to distribute or loan all or a portion of their net assets to our company is limited by the terms of applicable debt facilities. At December 31, 2019, substantially all of our net assets represented net assets of our subsidiaries that were subject to such limitations.

(15)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Year ended December 31,
	2019	2018	2017
	in millions
Liberty Global:
Performance-based incentive awards (a)	$134.5	$50.8	$23.9
Non-performance based incentive awards (b)	107.6	90.1	93.8
Other (c)	39.0	43.4	13.7
Total Liberty Global	281.1	184.3	131.4
Telenet share-based incentive awards (d)	15.6	19.6	20.7
Other	9.1	2.1	10.1
Total	$305.8	$206.0	$162.2
Included in:
Other operating expenses	$3.9	$4.4	$4.7
SG&A expenses	301.9	201.6	157.5
Total	$305.8	$206.0	$162.2
_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) in 2019, (a) the 2019 Challenge Performance Awards and (b) the performance-based portion of the 2019 CEO Performance Award, each as defined and described below, and (iii) through March 2017, certain performance grant units issued to our Chief Executive Officer.

(b)	The 2019 amount includes share-based compensation expense related to the RSAs issued under the 2019 CEO Performance Award, as defined and described below.

(c)
Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program that was implemented in the fourth quarter of 2017. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(d)
Represents the share-based compensation expense associated with Telenet’s share-based incentive awards, which, at December 31, 2019, included performance- and non-performance-based stock option awards with respect to 3,846,649 Telenet shares. These stock option awards had a weighted average exercise price of €43.82 ($49.20).

As of December 31, 2019, $291.8 million of total unrecognized compensation cost related to our Liberty Global share-based compensation awards is expected to be recognized by our company over a weighted-average period of approximately 2.1 years.

The following table summarizes certain information related to the share-based incentive awards granted and exercised with respect to Liberty Global ordinary shares (includes amounts related to awards held by employees of our discontinued operations, unless otherwise noted):

	Year ended December 31,
	2019	2018	2017
Assumptions used to estimate fair value of options, SARs and PSARs granted:
Risk-free interest rate	1.59 - 2.45%	2.68 - 2.92%	1.66 - 2.16%
Expected life	3.2 - 6.2 years	3.0 - 4.2 years	3.0 - 6.4 years
Expected volatility	29.9 - 33.8%	30.2 - 33.6%	25.9 - 37.9%
Expected dividend yield	none	none	none
Weighted average grant-date fair value per share of awards granted:
Options	$8.60	$8.99	$9.40
SARs	$6.79	$7.92	$8.60
PSARs	$6.92	$—	$—
RSUs	$24.66	$28.72	$31.24
RSAs	$25.29	$—	$—
PSUs	$25.00	$23.60	$26.59
Total intrinsic value of awards exercised (in millions):
Options	$4.2	$3.8	$13.4
SARs	$13.6	$22.5	$74.8
Cash received from exercise of options (in millions)	$2.3	$5.7	$11.7
Income tax benefit related to share-based compensation of our continuing operations (in millions)	$21.0	$18.6	$9.8

Share Incentive Plans — Liberty Global Ordinary Shares

Incentive Plans

As of December 31, 2019, we are authorized to grant incentive awards under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan. Generally, we may grant non-qualified share options, SARs, PSARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under either of these incentive plans (collectively, awards). Ordinary shares issuable pursuant to awards made under these incentive plans will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company. Awards may be granted at or above fair value in any class of ordinary shares. The maximum number of Liberty Global shares with respect to which awards may be issued under the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan is 155 million (of which no more than 50.25 million shares may consist of Class B ordinary shares) and 10.5 million, respectively, in each case, subject to anti-dilution and other adjustment provisions in the respective plan. As of December 31, 2019, the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan had 71,262,640 and 8,652,029 ordinary shares available for grant, respectively.

Awards (other than performance-based awards) under the Liberty Global 2014 Incentive Plan generally (i) vest 12.5% on the six month anniversary of the grant date and then vest at a rate of 6.25% each quarter thereafter and (ii) expire seven years after

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Liberty Global PSUs

In March 2015, our compensation committee approved the grant of PSUs to executive officers and key employees (the 2015 PSUs). The performance plan for the 2015 PSUs covered a two-year period that ended on December 31, 2016 and included a performance target based on the achievement of a specified compound annual growth rate (CAGR) in a consolidated Adjusted OIBDA metric (as defined in note 20). The performance target was adjusted for events such as acquisitions, dispositions and changes in foreign currency exchange rates that affect comparability (Adjusted OIBDA CAGR), and the participant’s annual performance ratings during the two-year performance period. Participants earned 99.5% of their targeted awards under the 2015 PSUs, which vested 50% on each of April 1 and October 1 of 2017.

In February 2016, our compensation committee approved the grant of PSUs to executive officers and key employees (the 2016 PSUs). The performance plan for the 2016 PSUs covered a three-year period that ended on December 31, 2018 and included a performance target based on the achievement of a specified Adjusted OIBDA CAGR. The 2016 PSUs, as adjusted through the 2017 Award Modification, required delivery of compound annual growth rates of consolidated Adjusted OIBDA CAGR of 6.0% during the three-year performance period for Liberty Global or Liberty Latin America depending on the respective class of shares underlying the award. Participants earned 82.3% of their targeted awards under the 2016 PSUs, which vested 50% on each of April 1, 2019 and October 1, 2019.

During 2018, the compensation committee of our board of directors approved the grant of PSUs to executive officers and key employees (the 2018 PSUs) pursuant to a performance plan that is based on the achievement of a specified Adjusted OIBDA CAGR during the two-year period ending December 31, 2019. The 2018 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2018 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2018 PSUs will vest 50% on each of April 1, 2020 and 50% on October 1, 2020. The target Adjusted OIBDA CAGR for the 2018 PSUs was determined on October 26, 2018 and, accordingly, associated compensation expense has been recognized prospectively from that date.

In April 2019, the compensation committee of our board of directors approved the grant of PSUs to executive officers and key employees (the 2019 PSUs) pursuant to a performance plan that is based on the achievement of a specified Adjusted OIBDA CAGR during the two-year period ending December 31, 2020. The 2019 PSUs include over- and under-performance payout opportunities should the Adjusted OIBDA CAGR exceed or fail to meet the target, as applicable. A performance range of 50% to 125% of the target Adjusted OIBDA CAGR will generally result in award recipients earning 50% to 150% of their target 2019 PSUs, subject to reduction or forfeiture based on individual performance. The earned 2019 PSUs will vest 50% on April 1, 2021 and 50% on October 1, 2021.

2019 CEO Performance Award

In April 2019, the compensation committee of our board of directors approved the grant of RSAs and PSUs to our Chief Executive Officer (CEO) (the 2019 CEO Performance Award), comprising 670,000 RSAs and 1,330,000 PSUs, each with respect to Liberty Global Class B ordinary shares. Subject to certain terms, the RSAs vested on December 31, 2019. Subject to forfeitures, the satisfaction of performance conditions and certain other terms, the PSUs will vest as follows: 670,000 Liberty Global Class B ordinary shares on May 15, 2020 and 660,000 Liberty Global Class B ordinary shares on May 15, 2021. Prior to vesting, our CEO may change the PSUs to a mix of Liberty Global Class A, B or C ordinary shares of comparable value. The performance criteria for the 2019 CEO Performance Award PSUs is based on the achievement of our CEO’s performance conditions, as established by the compensation committee.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

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

Share-based Award Activity — Liberty Global Ordinary Shares

The following tables summarize the share-based award activity during 2019 with respect to awards issued by Liberty Global:

Options — Class A ordinary shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2019	580,254	$27.51
Granted	61,244	$26.47
Exercised	(53,240)	$7.10
Outstanding at December 31, 2019	588,258	$29.25	3.7	$0.7
Exercisable at December 31, 2019	447,042	$29.40	2.6	$0.7

Options — Class C ordinary shares	Number of awards	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2019	2,667,506	$25.09
Granted	1,364,721	$24.52
Forfeited	(349,474)	$24.79
Exercised	(176,185)	$6.92
Outstanding at December 31, 2019	3,506,568	$25.81	3.0	$1.7
Exercisable at December 31, 2019	2,820,918	$25.68	2.1	$1.7

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

SARs — Class A ordinary shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2019	15,308,562	$32.41
Granted	3,350,635	$24.92
Forfeited	(1,520,202)	$32.62
Exercised	(509,520)	$19.91
Impact of the sale of the Vodafone Disposal Group	(377,858)	$34.89
Outstanding at December 31, 2019	16,251,617	$31.18	3.9	$—
Exercisable at December 31, 2019	10,951,161	$32.66	2.4	$—

SARs — Class C ordinary shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2019	34,401,980	$30.61
Granted	6,701,270	$24.17
Forfeited	(3,042,500)	$31.49
Exercised	(1,599,608)	$19.25
Impact of the sale of the Vodafone Disposal Group	(778,280)	$33.57
Outstanding at December 31, 2019	35,682,862	$29.77	3.6	$—
Exercisable at December 31, 2019	25,082,821	$30.83	2.1	$—

PSARs — Class A ordinary shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2019	—	$—
Granted	4,477,343	$25.97
Forfeited	(405,727)	$25.97
Outstanding at December 31, 2019	4,071,616	$25.97	9.2	$—
Exercisable at December 31, 2019	1,118	$25.97	0.8	$—

PSARs — Class C ordinary shares	Number of awards	Weighted average base price	Weighted average remaining contractual term	Aggregate intrinsic value
			in years	in millions
Outstanding at January 1, 2019	—	$—
Granted	8,954,686	$25.22
Forfeited	(811,454)	$25.22
Outstanding at December 31, 2019	8,143,232	$25.22	9.2	$—
Exercisable at December 31, 2019	2,236	$25.22	0.8	$—

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

RSUs — Class A ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	582,374	$31.85
Granted	359,012	$25.09
Forfeited	(141,043)	$30.23
Released from restrictions	(284,847)	$31.34
Outstanding at December 31, 2019	515,496	$27.86	2.5

RSUs — Class B ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	—	$—
Granted	48,786	$26.03
Outstanding at December 31, 2019	48,786	$26.03	0.2

RSUs — Class C ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	1,162,351	$31.02
Granted	718,024	$24.35
Forfeited	(281,767)	$30.32
Released from restrictions	(572,598)	$30.29
Outstanding at December 31, 2019	1,026,010	$26.95	2.5

RSAs — Class B ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	—	$—
Granted	670,000	$25.29
Released from restrictions	(670,000)	$25.29
Outstanding at December 31, 2019	—	$—	—

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

PSUs — Class A ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	2,904,644	$28.22
Granted	2,502,764	$25.44
Forfeited	(548,237)	$28.58
Released from restrictions	(1,416,391)	$31.04
Impact of the sale of the Vodafone Disposal Group	(54,409)	$24.03
Outstanding at December 31, 2019	3,388,371	$25.00	1.6

PSUs — Class B ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	—	$—
Granted	1,330,000	$25.29
Outstanding at December 31, 2019	1,330,000	$25.29	0.9

PSUs — Class C ordinary shares	Number of awards	Weighted average grant-date fair value per share	Weighted average remaining contractual term
			in years
Outstanding at January 1, 2019	5,814,437	$27.39
Granted	5,005,528	$24.69
Forfeited	(1,098,252)	$27.71
Released from restrictions	(2,836,847)	$30.06
Impact of the sale of the Vodafone Disposal Group	(108,818)	$23.41
Outstanding at December 31, 2019	6,776,048	$24.29	1.6

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Share-based Award Activity — Liberty Global Ordinary Shares Held by Former Liberty Global Employees

The following tables summarize the share-based awards issued by Liberty Global held by former employees of the company that (i) became employees of Liberty Latin America as a result of the Split-off Transaction and (ii) were employees of entities included in the Vodafone Disposal Group. We do not recognize share-based compensation expense with respect to these awards.

	Number of awards	Weighted average exercise or base price	Weighted average remaining contractual term	Aggregate intrinsic value
Options and SARs:
Class A:
Outstanding	1,509,447	$33.96	2.0	$—
Exercisable	1,429,022	$33.95	1.8	$—
Class C:
Outstanding	3,374,752	$32.08	1.8	$—
Exercisable	3,213,870	$32.02	1.7	$—

	Number of awards	Weighted average grant date fair value per share	Weighted average remaining contractual term
Outstanding RSUs and PSUs:
Class A:
RSUs	3,969	$33.23	1.3
PSUs	54,990	$24.05	0.8
Class C:
RSUs	7,923	$32.33	1.3
PSUs	109,980	$23.44	0.8

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(16)    Restructuring Liabilities

A summary of changes in our restructuring liabilities during 2019 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2019, before effect of accounting change	$14.7	$8.5	$17.9	$41.1
Accounting change (a)	—	(2.4)	—	(2.4)
Restructuring liability as of January 1, 2019, as adjusted for accounting change	14.7	6.1	17.9	38.7
Restructuring charges	84.3	1.1	4.5	89.9
Cash paid	(81.3)	(4.4)	(10.9)	(96.6)
Foreign currency translation adjustments and other	1.4	(0.6)	(0.9)	(0.1)
Restructuring liability as of December 31, 2019	$19.1	$2.2	$10.6	$31.9

Current portion	$17.6	$1.9	$3.2	$22.7
Noncurrent portion	1.5	0.3	7.4	9.2
Total	$19.1	$2.2	$10.6	$31.9

_______________

(a)
Amount represents restructuring liabilities related to operating leases that have been reclassified to lease liabilities in connection with our January 1, 2019 adoption of ASU 2016-02. For additional information, see note 2.

Our restructuring charges during 2019 included employee severance and termination costs related to certain reorganization activities of $40.2 million in U.K./Ireland, $32.3 million in Central and Corporate and $10.5 million in Switzerland.

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

Our restructuring charges during 2018 included (i) $40.5 million of costs in Belgium attributed to the migration of Telenet’s mobile subscribers from a mobile virtual network operator (MVNO) arrangement to Telenet’s mobile network and (ii) employee

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

severance and termination costs related to certain reorganization and integration activities of $23.7 million in U.K./Ireland and $14.2 million in Central and Corporate.

In connection with the acquisition of Telenet Group BVBA, formerly known as BASE Company BVBA (BASE), Telenet acquired BASE's mobile network in Belgium. As a result, Telenet migrated its mobile subscribers from an MVNO arrangement to the BASE mobile network. In March 2018, Telenet completed this migration and recorded the costs associated with meeting its minimum guarantee commitment under the MVNO agreement as a restructuring charge. Telenet’s MVNO agreement expired at the end of 2018.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(17)    Defined Benefit Plans

Certain of our subsidiaries maintain various funded and unfunded defined benefit plans for their employees. A significant portion of these defined benefit plans are closed to new entrants, and existing participants do not accrue any additional benefits.

The table below provides summary information on the defined benefit plans:

	December 31,
	2019	2018	2017
	in millions

Fair value of plan assets (a)	$1,500.0	$1,305.0	$1,412.2
Projected benefit obligation	$1,407.5	$1,217.5	$1,335.4
Net asset	$92.5	$87.5	$76.8
_______________

(a)
The fair value of plan assets at December 31, 2019 includes $1,120.1 million, $113.3 million and $266.6 million of assets that are valued based on Level 1, Level 2 and Level 3 inputs, respectively, of the fair value hierarchy (as further described in note 9). Our plan assets comprise investments in debt securities, equity securities, hedge funds, insurance contracts and certain other assets.

Our net periodic pension cost was $8.6 million, $7.4 million and $4.0 million during 2019, 2018 and 2017, respectively, including $20.9 million, $24.4 million and $22.2 million, respectively, representing the service cost component. The 2019 and 2018 amounts exclude aggregate curtailment gains of $1.4 million and $1.1 million, respectively, which are included in impairment, restructuring and other operating items, net, in our consolidated statements of operations.

During 2019, our subsidiaries’ contributions to their respective defined benefit plans aggregated $26.5 million. Based on December 31, 2019 exchange rates and information available as of that date, we expect this amount to be $27.4 million in 2020.

(18)    Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included on our consolidated balance sheets and statements of equity reflect the aggregate impact of foreign currency translation adjustments and pension-related adjustments and other. The changes in the components of accumulated other comprehensive earnings (loss), net of taxes, are summarized as follows:

	Liberty Global shareholders
	Foreign currency translation adjustments	Pension- related adjustments and other	Accumulated other comprehensive earnings (loss)	Noncontrolling interests	Total accumulated other comprehensive earnings (loss)
	in millions

Balance at January 1, 2017	$(272.6)	$(99.8)	$(372.4)	$(5.9)	$(378.3)
Other comprehensive earnings	1,942.8	0.3	1,943.1	1.7	1,944.8
Impact of the Split-off Transaction	56.4	28.9	85.3	—	85.3
Balance at December 31, 2017	1,726.6	(70.6)	1,656.0	(4.2)	1,651.8
Other comprehensive loss	(1,007.3)	(16.9)	(1,024.2)	0.2	(1,024.0)
Balance at December 31, 2018	719.3	(87.5)	631.8	(4.0)	627.8
Other comprehensive earnings	490.3	(9.4)	480.9	1.2	482.1
Balance at December 31, 2019	$1,209.6	$(96.9)	$1,112.7	$(2.8)	$1,109.9

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

 The components of other comprehensive earnings (loss), net of taxes, are reflected in our consolidated statements of comprehensive earnings (loss). The following table summarizes the tax effects related to each component of other comprehensive earnings (loss), net, of amounts reclassified to our consolidated statements of operations:

	Pre-tax amount	Tax benefit (expense)	Net-of-tax amount
	in millions
Year ended December 31, 2019:
Foreign currency translation adjustments	$432.2	$3.3	$435.5
Pension-related adjustments and other	(16.7)	2.3	(14.4)
Other comprehensive earnings from continuing operations	415.5	5.6	421.1
Other comprehensive earnings from discontinued operations (a)	61.1	(0.1)	61.0
Other comprehensive earnings	476.6	5.5	482.1
Other comprehensive earnings attributable to noncontrolling interests (b)	(1.5)	0.3	(1.2)
Other comprehensive earnings attributable to Liberty Global shareholders	$475.1	$5.8	$480.9

Year ended December 31, 2018:
Foreign currency translation adjustments	$(897.9)	$—	$(897.9)
Pension-related adjustments and other	(24.4)	4.4	(20.0)
Other comprehensive loss from continuing operations	(922.3)	4.4	(917.9)
Other comprehensive loss from discontinued operations (a)	(105.9)	(0.2)	(106.1)
Other comprehensive loss	(1,028.2)	4.2	(1,024.0)
Other comprehensive earnings attributable to noncontrolling interests (b)	(0.3)	0.1	(0.2)
Other comprehensive loss attributable to Liberty Global shareholders	$(1,028.5)	$4.3	$(1,024.2)

Year ended December 31, 2017:
Foreign currency translation adjustments	$1,898.7	$—	$1,898.7
Pension-related adjustments	17.6	(1.9)	15.7
Other comprehensive earnings from continuing operations	1,916.3	(1.9)	1,914.4
Other comprehensive earnings from discontinued operations	30.1	0.3	30.4
Other comprehensive earnings	1,946.4	(1.6)	1,944.8
Other comprehensive earnings attributable to noncontrolling interests (b)	(1.9)	0.2	(1.7)
Other comprehensive earnings attributable to Liberty Global shareholders	$1,944.5	$(1.4)	$1,943.1
_______________

(a)	For additional information regarding the reclassification of foreign currency translation adjustments included in net earnings, see note 6.

(b)	Amounts represent the noncontrolling interest owners’ share of our pension-related adjustments.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(19)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of December 31, 2019. The commitments included in this table do not reflect any liabilities that are included on our December 31, 2019 consolidated balance sheet.

	Payments due during:
	2020	2021	2022	2023	2024	Thereafter	Total
	in millions

Programming commitments	$1,165.0	$887.4	$355.3	$17.5	$14.2	$30.4	$2,469.8
Network and connectivity commitments	715.3	313.3	98.3	46.9	39.9	736.1	1,949.8
Purchase commitments	668.0	181.5	60.8	35.9	17.3	25.1	988.6
Other commitments	30.0	3.4	2.0	0.3	0.3	1.0	37.0
Total	$2,578.3	$1,385.6	$516.4	$100.6	$71.7	$792.6	$5,445.2

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $1,702.4 million, $1,671.4 million and $1,470.2 million during 2019, 2018 and 2017, respectively.

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2019, 2018 and 2017, see note 8. For information regarding our defined benefit plans, see note 17.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Rental expense under non-cancellable operating lease arrangements amounted to $111.8 million and $104.5 million during 2018 and 2017, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

We have established various defined contribution benefit plans for our and our subsidiaries’ employees. Our aggregate expense for matching contributions under the various defined contribution employee benefit plans was $42.6 million, $41.0 million and $34.7 million during 2019, 2018 and 2017, respectively.

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

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. In connection with our sale of the Vodafone Disposal Group, we will only share in 50% of any amounts recovered, plus 50% of the

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group. Any amount we may recover related to this matter will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposes a 17% reduction in monthly wholesale cable resale access prices for an interim period. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that will replace the interim prices. As applicable to Telenet, the proposed tariffs represent an estimated additional 25% reduction compared to the interim prices. In September 2019, Telenet submitted its comments to the Belgium Regulatory Authorities opposing the “reasonable access tariffs.” The Belgium Regulatory Authorities originally indicated their intention to adopt a final decision in the fourth quarter of 2019, with the application of new tariffs in early 2020, however the European Commission review process, which must occur before adoption of a final decision, has yet to be undertaken.

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
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities (HMRC). HMRC claimed that amounts charged to certain Virgin Media customers for payment handling services are subject to VAT, while Virgin Media took the position that such charges were exempt from VAT under existing law. At the time of HMRC’s initial challenge in 2009, Virgin Media remitted all related VAT amounts claimed by HMRC, and continued to make such VAT payments pending a ruling on Virgin Media’s appeal to the First Tier Tribunal. As the likelihood of loss was not considered probable and Virgin Media believed that the amounts paid would be recoverable, such amounts were recorded as a receivable on our consolidated balance sheet. In January 2020, the First Tier Tribunal rejected our appeal and ruled in favor of HMRC. Accordingly, during the fourth quarter of 2019 we recorded a net provision for litigation of £41.3 million ($54.0 million at the applicable rate), which is included in impairment, restructuring and other operating items, net, in our consolidated statement of operations. Virgin Media is currently considering whether to appeal this decision further.

On March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. HMRC issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), comprising (i) the challenged amount of £63.7 million (which we paid during the fourth quarter of 2015) and (ii) related interest of £3.3 million (which we paid during the first quarter of 2016). No provision was recorded by our company at that time as the likelihood of loss was not considered to be probable. The aggregate amount paid does not include penalties, which could be significant in the event that penalties were to be assessed. In September 2018, the court rejected our appeal and ruled in favor of HMRC. Accordingly, during the third quarter of 2018, we recorded a provision for litigation of £63.7 million ($83.1 million at the average rate for the period) and related interest expense of £3.3 million ($4.4 million at the average

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

rate for the period) in our consolidated statement of operations. The First Tier Tribunal gave permission to appeal to the Upper Tribunal and we submitted grounds for appeal on February 22, 2019. We expect the hearing to take place in the first half of 2020; however, no assurance can be given as to the ultimate outcome of this matter.

UPC Austria Matter. As further described in note 6, we completed the sale of UPC Austria on July 31, 2018. In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of approximately €70.5 million ($79.2 million) together with an invitation to engage in amicable discussions to resolve the matter in a time and cost effective manner. We since received further asserted claims of approximately €20.6 million ($23.1 million). Discussions regarding the claims are preliminary and no amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated, (ii) there are significant factual matters to be resolved and (iii) the matter is in a preliminary stage and we have yet to engage in detail with the UPC Austria Sale Counterparties. The acquisition agreement provides for arbitration of disputes in the event the parties are unable to resolve any differences. We intend to vigorously defend this matter.

Other Contingency Matters. In connection with the dispositions of certain of our operations, we provided tax indemnities to the counterparties for certain tax liabilities that could arise from the period we owned the respective operations, subject to certain thresholds. While we have not received notification from the counterparties for indemnification, it is reasonably possible that we could, and the amounts involved could be significant. No amounts have been accrued by our company as the likelihood of any loss is not considered to be probable.

Other Regulatory Matters. Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are regulated in each of the countries in which we or our affiliates operate. The scope of regulation varies from country to country, although in some significant respects regulation in European markets is harmonized under the regulatory structure of the European Union (E.U.) Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2019, we expect the aggregate amount of this increase will be approximately £17 million ($23 million) in 2020. Beyond 2020, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government.

The U.K. Office of Communications (Ofcom) is the key regulatory authority for the communications sector in which we operate in the U.K. Ofcom has recently issued new regulatory requirements that, effective in February 2020, obligate us to (i) alert customers who are approaching the end of a minimum contract term to the fact that their contract period is coming to an end and to set out the best new price that we can offer them and (ii) once a year, alert customers who are out of contract to that fact and again confirm the best new price we can offer them. In both cases, we must also set out the price available to new customers for an equivalent service offering. These requirements could have a material adverse impact on our revenue and Adjusted OIBDA in 2020 and future periods. For additional information see Item 1. Business - Regulatory Matters included in Part I of this Annual Report on Form 10-K.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

or financial position in any given period. Due, in general, to the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(20)    Segment Reporting

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

As of December 31, 2019, our reportable segments are as follows:

Consolidated:

•	U.K./Ireland

•	Belgium

•	Switzerland

•	Central and Eastern Europe

Nonconsolidated:

•	VodafoneZiggo JV

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

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

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

During the fourth quarter of 2019, we changed the presentation of certain costs related to our centrally-managed technology and innovation function. These costs, which were previously included in Central and Corporate, are now allocated to our consolidated reportable segments. This change, which we refer to as the “Centrally-held Cost Allocation”, was made as a result of internal changes with respect to the way in which our chief operating decision maker evaluates the Adjusted OIBDA of our operating segments. Segment information for all periods presented has been revised to reflect this change. The following table provides a summary of the impact on the Adjusted OIBDA of our consolidated reportable segments and Central and Corporate that resulted from the Centrally-held Cost Allocation.

	Year ended December 31,
	2019	2018	2017
	in millions
Increase (decrease) to Adjusted OIBDA:
U.K./Ireland	$(66.6)	$(61.7)	$(52.8)
Switzerland	(33.0)	(36.7)	(32.3)
Central and Eastern Europe	(14.7)	(15.5)	(13.4)
Central and Corporate	114.3	113.9	98.5
Total Liberty Global	$—	$—	$—

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

	Year ended December 31,
	2019		2018		2017
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA (b)	Revenue	Adjusted OIBDA (b)
	in millions

U.K./Ireland	$6,600.3	$2,800.5	$6,875.1	$2,995.5	$6,398.7	$2,831.2
Belgium	2,893.0	1,386.1	2,993.6	1,480.0	2,865.3	1,300.3
Switzerland	1,258.8	627.9	1,326.0	712.0	1,370.1	800.3
Central and Eastern Europe	475.4	215.0	492.2	233.6	467.5	220.1
Central and Corporate	316.4	(171.1)	274.2	(257.8)	189.4	(317.3)
Intersegment eliminations (a)	(2.4)	1.1	(3.2)	(11.8)	(14.6)	(9.5)
Total	$11,541.5	$4,859.5	$11,957.9	$5,151.5	$11,276.4	$4,825.1

VodafoneZiggo JV	$4,407.8	$1,987.7	$4,602.2	$2,009.7	$4,512.5	$1,910.6

_______________

(a)	Amounts are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

(b)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as described above.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Year ended December 31,
	2019	2018	2017
	in millions

Adjusted OIBDA from continuing operations	$4,859.5	$5,151.5	$4,825.1
Share-based compensation expense	(305.8)	(206.0)	(162.2)
Depreciation and amortization	(3,652.2)	(3,858.2)	(3,790.6)
Impairment, restructuring and other operating items, net	(156.0)	(248.2)	(79.9)
Operating income	745.5	839.1	792.4
Interest expense	(1,385.9)	(1,478.7)	(1,416.1)
Realized and unrealized gains (losses) on derivative instruments, net	(192.0)	1,125.8	(1,052.8)
Foreign currency transaction gains (losses), net	(94.8)	90.4	(181.5)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net	72.0	(384.5)	43.4
Losses on debt modification and extinguishment, net	(216.7)	(65.0)	(252.2)
Share of results of affiliates, net	(198.5)	(8.7)	(95.2)
Other income, net	114.4	43.4	50.9
Earnings (loss) from continuing operations before income taxes	$(1,156.0)	$161.8	$(2,111.1)

Balance Sheet Data of our Reportable Segments

Selected balance sheet data of our reportable segments is set forth below:

	Long-lived assets		Total assets
	December 31,		December 31,
	2019	2018	2019	2018
	in millions
U.K./Ireland	$16,170.9	$16,254.6	$20,665.5	$20,702.5
Belgium	5,910.3	5,979.4	7,148.2	6,972.1
Switzerland	4,247.7	4,165.4	4,647.8	4,496.0
Central and Eastern Europe	1,062.2	1,087.4	1,135.2	1,130.8
Central and Corporate	1,079.6	1,142.2	15,449.6	9,321.1
Total - continuing operations	$28,470.7	$28,629.0	$49,046.3	$42,622.5

VodafoneZiggo JV	$20,674.8	$22,026.2	$22,426.5	$23,255.3

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and finance lease arrangements, see notes 10 and 12, respectively.

	Year ended December 31,
	2019	2018	2017
	in millions

U.K./Ireland	$1,578.0	$1,988.9	$2,161.8
Belgium	537.2	790.8	691.0
Switzerland	277.9	249.6	244.4
Central and Eastern Europe	107.0	152.8	158.2
Central and Corporate (a)	380.4	523.5	448.1
Total property and equipment additions	2,880.5	3,705.6	3,703.5
Assets acquired under capital-related vendor financing arrangements	(1,727.0)	(2,175.5)	(2,336.2)
Assets acquired under finance leases	(66.9)	(102.4)	(106.7)
Changes in current liabilities related to capital expenditures	156.5	25.3	(10.6)
Total capital expenditures, net	$1,243.1	$1,453.0	$1,250.0

Capital expenditures, net:
Third-party payments	$1,323.9	$1,552.7	$1,586.5
Proceeds received for transfers to related parties (b)	(80.8)	(99.7)	(336.5)
Total capital expenditures, net	$1,243.1	$1,453.0	$1,250.0

Property and equipment additions - VodafoneZiggo JV	$887.9	$988.7	$933.9
_______________

(a)
Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments.

(b)	Primarily relates to transfers of centrally-procured property and equipment to our discontinued operations and the VodafoneZiggo JV.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Year ended December 31,
	2019	2018	2017
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$3,187.4	$3,226.6	$2,979.7
Video	2,723.9	2,863.2	2,786.5
Fixed-line telephony	1,413.2	1,607.8	1,599.8
Total subscription revenue	7,324.5	7,697.6	7,366.0
Non-subscription revenue	198.1	279.1	343.6
Total residential cable revenue	7,522.6	7,976.7	7,709.6
Residential mobile revenue (c):
Subscription revenue (b)	932.1	983.5	999.7
Non-subscription revenue	688.2	694.8	607.1
Total residential mobile revenue	1,620.3	1,678.3	1,606.8
Total residential revenue	9,142.9	9,655.0	9,316.4
B2B revenue (d):
Subscription revenue	472.5	446.4	367.6
Non-subscription revenue	1,441.5	1,537.1	1,372.5
Total B2B revenue	1,914.0	1,983.5	1,740.1
Other revenue (e)	484.6	319.4	219.9
Total	$11,541.5	$11,957.9	$11,276.4
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

(d)
B2B subscription revenue represents revenue from services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) revenue earned from transitional and other services provided to various third parties and (iii) broadcasting revenue in Ireland.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Year ended December 31,
	2019	2018	2017
	in millions

U.K.	$6,086.2	$6,351.2	$5,927.9
Belgium	2,893.0	2,993.6	2,865.3
Switzerland	1,258.8	1,326.0	1,370.1
Ireland	514.1	523.9	470.8
Poland	425.7	440.7	417.9
Slovakia	49.7	51.5	49.6
Other, including intersegment eliminations	314.0	271.0	174.8
Total	$11,541.5	$11,957.9	$11,276.4

VodafoneZiggo JV (the Netherlands)	$4,407.8	$4,602.2	$4,512.5

The long-lived assets of our geographic segments are set forth below:

	December 31,
	2019	2018
	in millions

U.K.	$15,422.4	$15,489.2
Belgium	5,910.3	5,979.4
Switzerland	4,247.7	4,165.4
Poland	937.0	958.7
Ireland	748.5	765.4
Slovakia	125.2	128.7
U.S. and other (a)	1,079.6	1,142.2
Total	$28,470.7	$28,629.0

VodafoneZiggo JV (the Netherlands)	$20,674.8	$22,026.2
_______________

(a)	Primarily relates to certain long-lived assets included in Central and Corporate.

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(21)    Quarterly Financial Information (Unaudited)

	2019
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$2,868.0	$2,850.4	$2,840.9	$2,982.2
Operating income	$105.5	$148.7	$208.8	$282.5
Earnings (loss) from continuing operations	$(306.9)	$(339.6)	$587.2	$(1,349.7)
Net earnings (loss)	$15.7	$82.5	$12,885.1	$(1,345.1)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(315.6)	$(369.1)	$550.0	$(1,391.1)
Net earnings (loss) attributable to Liberty Global shareholders	$7.0	$53.0	$12,847.9	$(1,386.5)

Basic and diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 3)	$(0.43)	$(0.50)	$0.77	$(2.20)

Basic earnings (loss) attributable to Liberty Global shareholders per share	$0.01	$0.07	$17.99	$(2.19)
Diluted earnings (loss) attributable to Liberty Global shareholders per share	$0.01	$0.07	$17.91	$(2.19)

	2018
	1st quarter	2nd quarter	3rd quarter	4th quarter
	in millions, except per share amounts

Revenue	$3,063.5	$3,015.6	$2,929.7	$2,949.1
Operating income	$117.5	$264.1	$205.1	$252.4
Earnings (loss) from continuing operations	$(1,367.2)	$669.0	$(399.4)	$(313.9)
Net earnings (loss)	$(1,178.6)	$950.5	$1,025.9	$52.2
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders	$(1,373.3)	$632.9	$(450.6)	$(341.0)
Net earnings (loss) attributable to Liberty Global shareholders	$(1,186.5)	$912.6	$974.1	$25.1

Basic and diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 3)	$(1.70)	$0.80	$(0.57)	$(0.45)

Basic earnings (loss) attributable to Liberty Global shareholders per share	$(1.47)	$1.16	$1.23	$0.03
Diluted earnings (loss) attributable to Liberty Global shareholders per share	$(1.47)	$1.15	$1.23	$0.03

LIBERTY GLOBAL PLC
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019, 2018 and 2017

(22)    Subsequent Events

Telenet Financing Transaction

In January 2020, Telenet entered into (i) a $2,295.0 million U.S. dollar-denominated term loan facility and (ii) a €1,110.0 million ($1,246.4 million) euro-denominated term loan facility, each under the Telenet Credit Facility. The net proceeds from these facilities, together with existing cash, were used to prepay in full (a) the $2,295.0 million outstanding principal amount on a U.S. dollar-denominated term loan facility and (b) the €1,110.0 million outstanding principal amount on a euro-denominated term loan facility, each under the Telenet Credit Facility.

UPC Holding Financing Transaction

In January 2020, UPC Holding entered into (i) a $700.0 million U.S. dollar-denominated term loan facility and (ii) a €400.0 million ($449.1 million) euro-denominated term loan facility, each under the UPC Holding Bank Facility. The net proceeds from these facilities were used to prepay in full the $1,140.0 million of outstanding principal amount on a U.S. dollar-denominated term loan facility under the UPC Holding Bank Facility, together with accrued and unpaid interest and the related prepayment premiums, which was owed to the applicable UPCB SPE and, in turn, the UPCB SPE used such proceeds to redeem in full the $1,140.0 million outstanding principal amount of U.S. dollar-denominated notes under the UPCB SPE Notes.

PART III
The capitalized terms used in Part III of this Annual Report on Form 10-K are defined in the notes to our consolidated financial statements. In the following text, the terms, “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.
Except as indicated below, the following required information is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2020.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is included below and accordingly will not be incorporated by reference to our definitive proxy statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
We intend to file our definitive proxy statement for our 2020 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2020.

III-1

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to our ordinary shares that are authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders:
Liberty Global 2014 Incentive Plan (3):
Total ordinary shares available for issuance			71,262,640
Liberty Global Class A ordinary shares	18,331,934	$30.82
Liberty Global Class C ordinary shares	36,771,970	$29.83
Liberty Global 2014 Nonemployee Director Incentive Plan (4):
Total ordinary shares available for issuance			8,652,029
Liberty Global Class A ordinary shares	436,512	$32.46
Liberty Global Class C ordinary shares	1,250,046	$29.60
Liberty Global 2005 Incentive Plan (5):			—
Liberty Global Class A ordinary shares	3,301,605	$28.17
Liberty Global Class C ordinary shares	9,833,382	$26.74
Liberty Global 2005 Director Incentive Plan (5):			—
Liberty Global Class A ordinary shares	86,759	$23.09
Liberty Global Class C ordinary shares	268,664	$22.05
VM Incentive Plan (5):			—
Liberty Global Class A ordinary shares	264,128	$25.47
Liberty Global Class C ordinary shares	2,583,352	$24.70
Equity compensation plans not approved by security holders:
None	—		—
Totals:
Total ordinary shares available for issuance			79,914,669
Liberty Global Class A ordinary shares	22,420,938
Liberty Global Class C ordinary shares	50,707,414
 _______________

(1)
This table includes (i) SARs and PSARs with respect to 17,761,064 and 4,071,616 Liberty Global Class A shares, respectively, and 39,057,614 and 8,143,232 Liberty Global Class C ordinary shares, respectively. Upon exercise, the appreciation of a SAR, which is the difference between the base price of the SAR and the then-market value of the respective underlying class of ordinary shares or in certain cases, if lower, a specified price, may be paid in shares of the applicable class of ordinary shares. Based upon the respective market prices of Liberty Global Class A and Class C ordinary shares at December 31, 2019, all of our outstanding SARs were out-of-the-money as of such date. For further information, see note 15 to our consolidated financial statements.

(2)
In addition to the option, SAR and PSAR information included in this table, there are outstanding RSU and PSU awards under the various incentive plans with respect to an aggregate of 3,962,826, 1,378,786 and 7,919,961, Liberty Global Class A, Liberty Global Class B and Liberty Global Class C ordinary shares, respectively.

III-2

(3)
The Liberty Global 2014 Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B, or Class C ordinary shares subject to a single aggregate limit of 155 million shares (of which no more than 50.25 million shares may consist of Class B shares), subject to anti-dilution adjustments. As of December 31, 2019, an aggregate of 71,262,640 ordinary shares were available for issuance pursuant to the incentive plan. For further information, see note 15 to our consolidated financial statements.

(4)
The Liberty Global 2014 Nonemployee Director Incentive Plan permits grants of, or with respect to, Liberty Global Class A, Class B, or Class C ordinary shares subject to a single aggregate limit of 10.5 million shares, subject to anti-dilution adjustments. As of December 31, 2019, an aggregate of 8,652,029 ordinary shares were available for issuance pursuant to the Liberty Global 2014 Nonemployee Director Incentive Plan. For further information, see note 13 to our consolidated financial statements.

(5)
On January 30, 2014, our shareholders approved the Liberty Global 2014 Incentive Plan and the Liberty Global 2014 Nonemployee Director Incentive Plan and, accordingly, no further awards will be granted under the Liberty Global 2005 Incentive Plan, the Liberty Global 2005 Director Incentive Plan or the VM Incentive Plan.

III-3

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)    FINANCIAL STATEMENT

The financial statements required under this Item begin on page II-44 of this Annual Report on Form 10-K.

(a) (2)    FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required under this Item are as follows:

Schedule I - Condensed Financial Information of Registrant (Parent Company Information):
Liberty Global plc Condensed Balance Sheets as of December 31, 2019 and 2018 (Parent Company Only)	IV-8
Liberty Global plc Condensed Statements of Operations for the years ended December 31, 2019, 2018 and 2017 (Parent Company Only)	IV-9
Liberty Global plc Condensed Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 (Parent Company Only)	IV-10
Schedule II - Valuation and Qualifying Accounts	IV-11

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

2.2
Amended Sale and Purchase Agreement, dated as of May 9, 2018, as amended, by and among Liberty Global plc and Vodafone Group plc and certain of their respective subsidiaries (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2019 (File No. 001-35961)).***

3 -- Articles of Incorporation and Bylaws:
3.1
Articles of Association of Liberty Global plc, effective as of July 1, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed June 19, 2015 (File No. 001-35961)).

4 -- Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.2
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

4.3
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

4.10
Additional Facility AT Accession Agreement dated January 31, 2020 and entered into between, among others, UPC Financing Partnership as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2020 (File No. 001-35961) (the February 6, 2020 8-K).

4.11
Additional Facility AU Accession Agreement dated January 31, 2020 and entered into between, among others, UPC Broadband Holding B.V. as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the February 6, 2020 8-K).

4.12
Additional Facility AN Accession Agreement dated May 24, 2018 and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2018 (File No. 001-35961)(the May 2018 8-K)).

4.13
Additional Facility AR Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 30, 2020 (File No. 001-35961) (the January 30, 2020 8-K)).

4.14
Additional Facility AQ Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the January 30, 2020 8-K).

4.15
Additional Facility AP Accession Agreement dated May 24, 2019 and entered into between, among others, Telenet International Finance S.à.r.l. as the Borrower, the Guarantors listed therein and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 30, 3019 (File No. 001-35961)).

4.16
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

4.17
Additional Facility AJ Accession Agreement dated December 13, 2017 and entered into between, among others, Telenet International Finance S.a.r.l. as the Borrower, Telenet Financing USD LLC as a Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent (incorporated by reference to Exhibit 4.5 to the December 2017 8-K/A).

4.18
Additional Facility AK Accession Agreement dated December 13, 2017 and entered into between, among others, Telenet International Finance S.a.r.l. as the Borrower, Telenet Financing USD LLC as a Guarantor, The Bank of Nova Scotia as Facility Agent and KBC Bank NV as Security Agent (incorporated by reference to Exhibit 4.6 to the December 2017 8-K/A).

4.19
Telenet Supplemental Agreement (Credit Agreement) dated November 16, 2018 between among others, Telenet BVBA as the company, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the November 2018 8-K ).

4.20
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

4.21
Indenture dated January 28, 2015 between Virgin Media Finance PLC, The Bank of New York Mellon, London Branch, as Trustee and Principal Paying Agent, The Bank of Mellon as Paying Agent and Dollar Notes Transfer Agent and Registrar and The Bank of New York Mellon (Luxembourg) S.A., as Euro Notes Registrar and Transfer Agent (incorporated by reference to Exhibit 4.2 to the February 2015 8-K/A).

4.22
Additional L Facility Accession Deed dated November 10, 2017, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional L Facility Lender under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.2 to the November 2017 8-K).

4.23
Additional M Facility Accession Deed dated November 10, 2017, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional M Facility Lender under the VMF Senior Facilities Agreement (incorporated by reference to Exhibit 4.3 to the November 2017 8-K).

4.24
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

4.25
Additional O Facility Accession Deed dated October 4, 2019, between Virgin Media Investment Holdings Limited as the Company, Virgin Media SFA Finance Limited as the Facility O Borrower, The Bank of Nova Scotia as the Facility Agent and The Bank of Nova Scotia as Additional O Facility Lender (incorporated by reference to Exhibit 4.2 to the October 10, 2019 8-K).

4.26
Amendment and Restatement Agreement dated December 9, 2019 between Virgin Media Investment Holdings Limited (for itself and as agent on behalf of the other obligors) and The Bank of Nova Scotia (as facility agent), and attached as a schedule thereto, a copy of the Senior Facilities Agreement, originally dated June 7, 2013, between, among others, Virgin Media Investment Holdings Limited as a borrower and a guarantor, The Bank of Nova Scotia as facility agent and Deutsche Bank AG, London Branch as security trustee as amended and restated by the Amendment and Restatement Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2019 (File No. 001-35961)).

4.27
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

4.28
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

4.29
SFA/ICA Accession Deed dated October 21, 2019, among UPC Poland Holding B.V., UPC Polska Sp. z o. o., UPC Poland Property Sp. z o. o., Liberty Global Europe Holdco 2 B.V., and The Bank of Nova Scotia as the Facility Agent and Security Agent, to the Amended Credit Agreement to Senior Secured Credit Facility Agreement originally dated January 16, 2004 (as amended and restated from time to time, including the Supplemental Deed dated November 29, 2017) (incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2019 (File No. 001-35961) (the November 2019 10-Q)).

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

10.2
Liberty Global 2014 Incentive Plan (Amended and Restated effective June 11, 2019 (as amended and restated from time to time, the Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2019 (File No. 001-35961) (the August 2019 10-Q)).

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

10.5	Form of Restricted Share Units Agreement under the Director Plan (incorporated by reference to Exhibit 10.4 to the August 5, 2014 10-Q).
10.6	Liberty Global, Inc. 2005 Incentive Plan (as amended and restated effective June 7, 2013) (the 2005 Incentive Plan) (incorporated by reference to Exhibit 10.2 to the June 7, 2013 8-K).
10.7
Liberty Global, Inc. 2005 Nonemployee Director Incentive Plan (as amended and restated effective June 7, 2013) (the 2005 Director Plan) (incorporated by reference to Exhibit 10.3 to the June 7, 2013 8-K).

10.8	Virgin Media 2010 Stock Incentive Plan (as amended and restated effective June 7, 2013) (incorporated by reference to Exhibit 10.4 to the June 7, 2013 8-K).
10.9
Form of Non-Qualified Share Option Agreement under the 2005 Director Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed August 1, 2013 (File No. 001-35961)).

10.10
Liberty Global Compensation Policy for Nonemployee Directors effective June 21, 2017 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed May 1, 2017 (File No. 001-35961)).

10.11	Form of Deed of Indemnity between Liberty Global and its Directors and Executive Officers (incorporated by reference to Exhibit 10.10 to the June 7, 2013 8-K).
10.12
Form of Stock Appreciation Rights Agreement under the 2005 Incentive Plan (incorporated by reference to Exhibit 10.3 to Liberty Global, Inc.’s (LGI) Quarterly Report on Form 10-Q filed May 7, 2008 (File No. 000-51360)).

10.13
Form of Performance Share Units Agreement for executive officers under the Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2019 and amended on Form 10-K/A filed March 27, 2019 (File No. 001-35961)) (the 2019 10-K).

10.14
Liberty Global 2017 Annual Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2017 (File No. 001-35961)(the February 2017 8-K)).

10.15
Liberty Global 2017 Compensatory Awards for certain executive officers under the Incentive Plan (description of said awards is incorporated by reference to the description thereof included in Item 5.02(e) of the February 2017 8-K)).

10.16
Liberty Global 2018 Annual Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2018 (File No. 000-35961)).

10.17
Liberty Global 2018 Performance Incentive Plan for executive officers under the Incentive Plan (a description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 21, 2018 (File No. 000-35961)).

10.18
Liberty Global 2019 Annual Performance Award Program for executive officers under the Incentive Plan (description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 27, 2019 (File No. 001-35961)).

10.19
Liberty Global 2019 Challenge Performance Award program for senior management, including our executive officers under the Incentive Plan (a description of said program is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed March 13, 2019 (File No. 001-35961)).

10.20
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

10.22	Nonemployee Director Deferred Compensation Plan (As Amended and Restated Effective December 11, 2015)(incorporated by reference to Exhibit 10.30 to the 2016 10-K).
10.23	Personal Usage of Aircraft Policy, restated June 7, 2013 (incorporated by reference to Exhibit 10.31 to the 2016 10-K).
10.24	Form of Aircraft Time Sharing Agreement (7X) (incorporated by reference to Exhibit 10.29 to LGI’s Annual Report on Form 10-K filed February 13, 2013 (File No. 000-51360)).
10.25	Form of Share Appreciation Rights Agreement between the Registrant and our Chief Executive Officer under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the August 4, 2016 10-Q).
10.26
Executive Service Agreement, dated December 15, 2004, between UPC Services Limited and Charles Bracken (incorporated by reference to Exhibit 10.36 to LGI’s Annual Report on Form 10-K filed February 24, 2010 (File No. 000-51360)).

10.27	Settlement Agreement dated as of January 15, 2019, by and between Liberty Global B.V. and Diederik Karsten (incorporated by reference to Exhibit 10.31 to the 2019 10-K).
10.28
Employment Agreement dated as of June 28, 2018, between LGI and Enrique Rodriguez (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2018 (File No. 001-35961)).

10.29	Form of Performance Share Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the August 2019 10-Q).
10.30	Form of Performance Restricted Share Units Agreement (SHIP) under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the August 2019 10-Q).
10.31	Form of Share Appreciation Rights Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the August 2019 10-Q).

10.32	Form of Performance Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.7 to the August 2019 10-Q).
10.33	Form of Performance Share Units Agreement between the Registrant and our Chief Executive Officer under the Incentive Plan (incorporated by reference to Exhibit 10.8 to the August 2019 10-Q).
10.34
Amended and Restated Employment Agreement dated as of April 30, 2019, by and among the Registrant, Liberty Global Inc. and Michael T. Fries (incorporated by reference to Exhibit 10.9 to the August 2019 10-Q).

10.35	Form of Share Appreciation Rights Agreement between Registrant and our Chief Executive Officer under the Incentive Plan (incorporated by reference to Exhibit 10.1 to the November 2019 10-Q).
10.36
Form of Performance Share Appreciation Rights Agreement between Registrant and our Chief Executive Officer under the Incentive Plan (incorporated by reference to Exhibit 10.2 to the November 2019 10-Q).

10.37	Form of Restricted Share Units Agreement (SHIP) under the Incentive Plan (incorporated by reference to Exhibit 10.6 to the November 2019 10-Q).
10.38	Form of Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.3 to the November 2019 10-Q).
10.39	Form of Performance Restricted Share Units Agreement under the Incentive Plan (incorporated by reference to Exhibit 10.4 to the November 2019 10-Q).
10.40	Form of Performance Restricted Share Units Agreement between Registrant and our Chief Executive Officer under the Incentive Plan (incorporated by reference to Exhibit 10.5 to the November 2019 10-Q).
10.41
Trade Mark Licence, dated as of April 3, 2006, between Virgin Enterprises Limited and NTL Group Limited (incorporated by reference to Exhibit 10.2 to Virgin Media’s Quarterly Report on Form 10-Q filed August 9, 2006 (File No. 000-50886)).

10.42
Amendment Letter No. 1, dated February 8, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.5 to Virgin Media’s Quarterly Report on Form 10-Q filed August 8, 2007 (File No. 000-50886)).

10.43
Amendment Letter No. 2, dated October 1, 2007, to the Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated April 3, 2006 (incorporated by reference to Exhibit 10.6 to Virgin Media’s Quarterly Report on Form 10-Q filed November 8, 2007 (File No. 000-50886)).

10.44
Trade Mark Licence between Virgin Enterprises Limited and Virgin Media Limited dated December 16, 2009 (incorporated by reference to Exhibit 10.83 to Virgin Media’s Annual Report on Form 10-K filed February 26, 2010 (File No. 000-50886)).

10.45
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

10.46
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
_______________

*    Filed herewith
**     Furnished herewith

***
Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S‑K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and similar attachments upon request by the United States Securities and Exchange Commission

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	February 13, 2020	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	February 13, 2020
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	February 13, 2020
Michael T. Fries

/s/ ANDREW J. COLE	Director	February 13, 2020
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	February 13, 2020
Miranda Curtis

/s/ JOHN W. DICK	Director	February 13, 2020
John W. Dick

/s/ PAUL A. GOULD	Director	February 13, 2020
Paul A. Gould

/s/ RICHARD R. GREEN	Director	February 13, 2020
Richard R. Green

/s/ DAVID E. RAPLEY	Director	February 13, 2020
David E. Rapley

/s/ LARRY E. ROMRELL	Director	February 13, 2020
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	February 13, 2020
J.C. Sparkman

/s/ J. DAVID WARGO	Director	February 13, 2020
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	February 13, 2020
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	February 13, 2020
Jason Waldron

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2019	2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$6.7	$10.8
Other receivables — related-party	68.9	13.0
Other current assets	80.6	7.0
Total current assets	156.2	30.8
Long-term notes receivable — related-party	2,984.9	1,215.5
Investments in consolidated subsidiaries, including intercompany balances	33,570.7	20,829.5
Other assets, net	266.1	13.7
Total assets	$36,977.9	$22,089.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0.5	$3.5
Other payables — related-party	22.5	26.4
Current portion of notes payable — related-party	7,575.4	3,033.3
Accrued liabilities and other	12.6	9.1
Total current liabilities	7,611.0	3,072.3
Long-term notes payable — related-party	15,757.2	14,332.5
Other long-term liabilities	3.5	3.3
Total liabilities	23,371.7	17,408.1
Commitments and contingencies
Shareholders’ equity:
Liberty Global Shares — Class A, $0.01 nominal value. Issued and outstanding 181,560,735 and 204,450,499 shares, respectively	1.8	2.0
Liberty Global Shares — Class B, $0.01 nominal value. Issued and outstanding 12,151,526 and 11,099,593 shares, respectively	0.1	0.1
Liberty Global Shares — Class C, $0.01 nominal value. Issued and outstanding 438,867,447 and 531,174,389 shares, respectively	4.4	5.3
Additional paid-in capital	6,136.9	9,214.5
Accumulated earnings (deficit)	6,350.4	(5,172.2)
Accumulated other comprehensive earnings, net of taxes	1,112.7	631.8
Treasury shares, at cost	(0.1)	(0.1)
Total shareholders’ equity	13,606.2	4,681.4
Total liabilities and shareholders’ equity	$36,977.9	$22,089.5

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Year ended December 31,
	2019	2018	2017
	in millions
Operating costs and expenses:
Selling, general and administrative (including share-based compensation)	$61.0	$42.8	$44.9
Related-party fees and allocations	20.6	8.0	55.2
Depreciation and amortization	1.4	1.5	1.0
Other operating expenses	0.2	—	—
Operating loss	(83.2)	(52.3)	(101.1)
Non-operating income (expense):
Interest expense — related-party	(864.6)	(678.0)	(406.5)
Interest income — related-party	89.6	70.9	822.7
Foreign currency transaction gains (losses), net	281.2	381.0	(644.8)
Other income (expense), net	3.4	0.1	(3.3)
	(490.4)	(226.0)	(231.9)
Loss before income taxes and equity in earnings (losses) of consolidated subsidiaries, net	(573.6)	(278.3)	(333.0)
Equity in earnings (losses) of consolidated subsidiaries, net	11,921.4	887.9	(2,386.0)
Income tax benefit (expense)	173.6	115.7	(59.1)
Net earnings (loss)	$11,521.4	$725.3	$(2,778.1)

LIBERTY GLOBAL PLC
SCHEDULE I
(Parent Company Information - See Notes to Consolidated Financial Statements)
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Year ended December 31,
	2019	2018	2017
	in millions
Cash flows from operating activities:
Net earnings (loss)	$11,521.4	$725.3	$(2,778.1)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Equity in losses (earnings) of consolidated subsidiaries, net	(11,921.4)	(887.9)	2,386.0
Share-based compensation expense	35.8	20.6	19.8
Related-party fees and allocations	20.6	8.0	55.2
Depreciation and amortization	1.4	1.5	1.0
Other operating expenses	0.2	—	—
Foreign currency transaction losses (gains), net	(281.2)	(381.0)	644.8
Deferred income tax benefit	(10.0)	(2.8)	(1.6)
Changes in operating assets and liabilities:
Receivables and other operating assets	(213.7)	(134.8)	502.7
Payables and accruals	554.3	564.4	(160.9)
Net cash provided (used) by operating activities	(292.6)	(86.7)	668.9

Cash flows from investing activities:
Distribution and repayments from (investments in and advances to) consolidated subsidiaries, net	(142.8)	(93.4)	1,188.7
Funding of the Vodafone Escrow Accounts, net	(295.2)	—	—
Other investing activities, net	(0.1)	—	(7.0)
Net cash provided (used) by investing activities	(438.1)	(93.4)	1,181.7

Cash flows from financing activities:
Borrowings of related-party debt	5,870.5	3,133.3	4,632.7
Repayments of related-party debt	(2,018.6)	(1,010.0)	(3,496.0)
Repurchase of Liberty Global ordinary shares	(3,219.4)	(2,009.9)	(2,976.2)
Borrowings of third-party debt	98.6	—	—
Other financing activities, net	(5.0)	4.3	3.6
Net cash provided (used) by financing activities	726.1	117.7	(1,835.9)

Effect of exchange rate changes on cash	0.5	—	(0.4)

Net increase (decrease) in cash and cash equivalents	(4.1)	(62.4)	14.3
Cash and cash equivalents:
Beginning of period	16.0	78.4	64.1
End of period	$11.9	$16.0	$78.4

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$6.7	$10.8	$73.2
Restricted cash included in other current assets	5.2	5.2	5.2
Total cash and cash equivalents and restricted cash	$11.9	$16.0	$78.4

LIBERTY GLOBAL PLC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Allowance for doubtful accounts — Trade receivables (Continuing operations)
	Balance at beginning of period	Impact of the adoption of ASU 2014-09	Additions to costs and expenses	Acquisitions	Deductions or write-offs	Foreign currency translation adjustments	Balance at end of period
	in millions
Year ended December 31:
2017	$56.1	—	51.6	1.5	(41.7)	6.7	$74.2
2018	$74.2	11.9	61.6	—	(98.4)	(3.5)	$45.8
2019	$45.8	—	44.6	—	(48.3)	0.7	$42.8