Form 10-K/A
period 2019-12-31
Liberty Global plc
filed 2020-03-27
CIK 1570585

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

EXPLANATORY NOTE

On February 13, 2020, Liberty Global plc (the Registrant) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2019.

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to include under Item 15 the consolidated financial statements of its equity investee VodafoneZiggo Group Holding B.V., as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Form 10-K.

Except as described above, this Form 10-K/A does not update or modify in any way the disclosures provided in the Registrant's Form 10-K, and does not purport to reflect any information or events subsequent to the February 13, 2020 filing thereof.

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

2.2
Amended Sale and Purchase Agreement, dated as of May 9, 2018, as amended, by and among Liberty Global plc and Vodafone Group plc and certain of their respective subsidiaries (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2019 (File No. 001-35961)).****

3 -- Articles of Incorporation and Bylaws:
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

21 -- List of Subsidiaries*
23 -- Consent of Experts and Counsel:
23.1	Consent of KPMG LLP*
23.2	Consent of KPMG Accountants N.V.**
31 -- Rule 13a-14(a)/15d-14(a) Certification:
31.1	Certification of President and Chief Executive Officer*
31.2	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)*
31.3	Certification of President and Chief Executive Officer**

31.4	Certification of Executive Vice President and Chief Financial Officer (Principal Financial Officer)**
32 -- Section 1350 Certification***

101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)**
_______________

*    Filed with the Registrant’s Form 10-K dated February 13, 2020
**    Filed herewith
***     Furnished herewith

****
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

LIBERTY GLOBAL PLC

Dated:	March 27, 2020	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	March 27, 2020
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	March 27, 2020
Michael T. Fries

/s/ ANDREW J. COLE	Director	March 27, 2020
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 27, 2020
Miranda Curtis

/s/ JOHN W. DICK	Director	March 27, 2020
John W. Dick

/s/ PAUL A. GOULD	Director	March 27, 2020
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 27, 2020
Richard R. Green

/s/ DAVID E. RAPLEY	Director	March 27, 2020
David E. Rapley

/s/ LARRY E. ROMRELL	Director	March 27, 2020
Larry E. Romrell

/s/ J.C. SPARKMAN	Director	March 27, 2020
J.C. Sparkman

/s/ J. DAVID WARGO	Director	March 27, 2020
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 27, 2020
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 27, 2020
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

Independent Auditors’ Report
The Board of Directors
VodafoneZiggo Group Holding B.V.:
Report on the Financial Statements
We have audited the accompanying consolidated financial statements of VodafoneZiggo Group Holding B.V. (a B.V. registered in The Netherlands) and its subsidiaries, which comprise the consolidated balance sheet as of December 31, 2018, and the related consolidated statements of operations, owners’ equity and cash flows for the years ended December 31, 2018, and 2017, and the related notes to the consolidated financial statements.
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
Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VodafoneZiggo Group Holding B.V. and its subsidiaries as of December 31, 2018, and the result of their operations and their cash flows for the years ended December 31, 2018, and 2017, in accordance with U.S. generally accepted accounting principles.
Change in accounting principle resulting from the adoption of a new accounting pronouncement
As discussed in Note 2 to the consolidated financial statements, in 2018, the Company adopted new accounting guidance Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. Our opinion is not modified with respect to this matter.

/s/ KPMG Accountants N.V.
Amstelveen, the Netherlands
March 27, 2019

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019*	2018
	in millions
ASSETS
Current assets:
Cash and cash equivalents	€204.3	€239.4
Trade receivables, net	192.4	206.2
Related-party receivables (note 11)	29.3	18.1
Prepaid expenses	15.6	46.4
Inventory held for sale, net	30.6	37.5
Derivative instruments (note 5)	78.1	74.5
Contract assets (note 4)	166.1	169.8
Other current assets, net	101.5	93.3
Total current assets	817.9	885.2
Property and equipment, net (note 7)	5,090.5	5,320.9
Goodwill (note 7)	7,375.5	7,375.5
Intangible assets subject to amortization, net (note 7)	5,946.9	6,554.1
Long-term contract assets (note 3)	54.7	55.0
Other assets, net (notes 4, 6 and 9)	686.5	116.8
Total assets	€19,972.0	€20,307.5

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2019*	2018
	in millions
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 11)	€328.1	€395.4
Accrued and other current liabilities:
Third-party (note 12)	362.1	313.0
Related-party (note 11)	36.4	2.4
Deferred revenue and advance payments from subscribers and others (note 4)	208.1	203.6
VAT payable	131.2	107.8
Derivative instruments (note 5)	73.4	71.9
Accrued interest (note 8)	138.5	155.9
Current portion of debt and finance lease obligations (notes 8 and 9):
Third-party	1,154.1	1,005.7
Related-party (note 11)	—	200.2
Total current liabilities	2,431.9	2,455.9
Long-term debt and finance lease obligations (notes 8 and 9):
Third-party	9,929.5	9,946.2
Related-party (note 11)	1,400.0	1,400.0
Deferred tax liabilities (note 10)	1,032.3	1,070.2
Other long-term liabilities (notes 2, 4, 5 and 12)	921.5	465.1
Total liabilities	15,715.2	15,337.4

Commitments and contingencies (notes 5, 11 and 13)

Total owners’ equity (notes 2 and 3)	4,256.8	4,970.1
Total liabilities and owners’ equity	€19,972.0	€20,307.5

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019*	2018	2017
	in millions
Revenue (notes 2, 3, 11 and 14)	€3,937.1	€3,895.4	€3,995.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 11)	854.6	858.4	874.4
Other operating (note 11)	471.2	479.3	478.1
Selling, general and administrative (SG&A) (notes 2, 3 and 11)	614.6	631.7	712.9
Charges for JV Services (note 11)	222.6	227.7	243.6
Depreciation and amortization	1,627.5	1,552.0	1,486.1
Impairment, restructuring and other operating items, net (note 12)	40.2	35.7	7.6
	3,830.7	3,784.8	3,802.7
Operating income	106.4	110.6	192.6
Non-operating income (expense):
Interest expense:
Third-party	(488.3)	(473.1)	(463.0)
Related-party (note 11)	(89.9)	(101.0)	(112.6)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	70.1	295.8	(637.0)
Foreign currency transaction gains (losses), net	(90.0)	(232.5)	666.8
Gains on debt modification and extinguishment, net (note 8)	32.2	—	15.2
Other income, net	1.8	4.3	16.5
	(564.1)	(506.5)	(514.1)
Loss before income taxes	(457.7)	(395.9)	(321.5)
Deferred tax benefit (notes 2, 3 and 10)	38.0	318.4	91.7
Net loss	€(419.7)	€(77.5)	€(229.8)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

Total owners’ equity
in millions
Balance at January 1, 2017	€5,939.1
Net loss	(229.8)
Distributions to Shareholders (note 11)	(592.0)
Share-based compensation (note 11)	5.3
Balance at December 31, 2017	5,122.6
Accounting change (note 2)	321.0
Balance at January 1, 2018	5,443.6
Net loss	(77.5)
Distributions to Shareholders (note 11)	(400.0)
Share-based compensation (note 11)	2.8
Other	1.2
Balance at December 31, 2018	4,970.1
Accounting changes (note 2)*	0.2
Balance at January 1, 2019*	4,970.3
Net loss*	(419.7)
Distributions to Shareholders (note 11)*	(295.0)
Share-based compensation (note 11)*	1.4
Other*	(0.2)
Balance at December 31, 2019*	€4,256.8

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019*	2018	2017
	in millions
Cash flows from operating activities:
Net loss	€(419.7)	€(77.5)	€(229.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	1.4	2.8	5.3
Depreciation and amortization	1,627.5	1,552.0	1,486.1
Impairment, restructuring and other operating items, net	40.2	35.7	7.6
Amortization of debt premiums, deferred financing costs and other non-cash interest	(4.3)	(11.5)	(11.4)
Realized and unrealized losses (gains) on derivative instruments, net	(70.1)	(295.8)	637.0
Foreign currency transaction losses (gains), net	90.0	232.5	(666.8)
Gains on debt modification and extinguishment of debt, net	(32.2)	—	(15.2)
Deferred tax benefit	(38.0)	(318.4)	(91.7)
Changes in operating assets and liabilities	116.4	23.4	110.0
Net cash provided by operating activities	1,311.2	1,143.2	1,231.1

Cash flows from investing activities:
Capital expenditures	(320.9)	(213.5)	(495.2)
Other investing activities, net	3.5	11.5	4.6
Net cash used by investing activities	€(317.4)	€(202.0)	€(490.6)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2019*	2018	2017
	in millions
Cash flows from financing activities:
Repayments of third-party debt	€(2,105.6)	€(962.9)	€(890.8)
Borrowings of third-party debt	1,642.3	587.1	1,031.1
Distributions to Shareholders	(295.0)	(400.0)	(3,436.0)
Related-party payments, net	(200.2)	(200.8)	(201.6)
Payment of financing costs and debt premiums	(68.3)	—	(21.4)
Net cash received (paid) related to derivative instruments	(0.9)	0.9	(158.8)
Collection of VAT receivable	—	—	152.0
Other financing activities, net	(1.5)	(1.2)	0.4
Net cash used by financing activities	(1,029.2)	(976.9)	(3,525.1)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.9	0.4	19.1

Net decrease in cash and cash equivalents and restricted cash	(34.5)	(35.3)	(2,765.5)

Cash and cash equivalents and restricted cash:
Beginning of year	241.6	276.9	3,042.4
End of year	€207.1	€241.6	€276.9

Cash paid for third-party interest	€509.7	€484.3	€433.4
Cash paid for related-party interest	€89.9	€101.0	€112.6

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	€204.3	€239.4	€274.5
Restricted cash (included in other current assets)	2.8	2.2	2.4
Total cash and cash equivalents and restricted cash	€207.1	€241.6	€276.9

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements
December 31, 2019 (unaudited), 2018 and 2017

(1)    Basis of Presentation
VodafoneZiggo Group Holding B.V. (VodafoneZiggo) provides video, broadband internet, fixed-line telephony, and mobile services to residential and business customers in the Netherlands. The primary subsidiaries of VodafoneZiggo include (i) VodafoneZiggo Group B.V., (ii) VodafoneZiggo Employment B.V. (VodafoneZiggo Employment) (formerly known as Ziggo Holding B.V.) and its subsidiaries, including Ziggo Services B.V. (Ziggo Services), and (iii) Vodafone Libertel B.V. (Vodafone NL). In these notes, the terms “we,” “our,” “our company”, and “us” may refer, as the context requires, to VodafoneZiggo or collectively to VodafoneZiggo and its subsidiaries.

On February 15, 2016, Liberty Global Europe Holding B.V., a corporation organized under the laws of the Netherlands and a wholly-owned subsidiary of Liberty Global plc (Liberty Global), and Vodafone International Holdings B.V., a corporation organized under the laws of the Netherlands and a wholly-owned subsidiary of Vodafone Group Plc (Vodafone) agreed to form a 50:50 joint venture (the VodafoneZiggo JV), pursuant to a Contribution and Transfer Agreement. On December 31, 2016, the formation of the VodafoneZiggo JV was completed (the JV Transaction) pursuant to which (i) VodafoneZiggo became 50% owned by each of Liberty Global and Vodafone (each a Shareholder), (ii) VodafoneZiggo Group B.V. and its subsidiaries were contributed into the VodafoneZiggo JV and became wholly-owned by VodafoneZiggo, and (iii) Vodafone NL and its subsidiaries were contributed into the VodafoneZiggo JV and became wholly-owned by VodafoneZiggo Group B.V.

As of December 31, 2019, each Shareholder has the right to initiate an initial public offering (IPO) of the VodafoneZiggo JV , with the opportunity for the other Shareholder to sell shares in the IPO on a pro rata basis. Subject to certain exceptions, the Shareholders Agreement prohibits transfers of interests in the VodafoneZiggo JV to third parties until December 31, 2020. After December 31, 2020, each Shareholder will be able to initiate a sale of all of its interest in the VodafoneZiggo JV to a third party and, under certain circumstances, initiate a sale of the entire VodafoneZiggo JV; subject, in each case, to a right of first offer in favor of the other Shareholder.

Our functional currency is the euro (€). Unless otherwise indicated, convenience translations into euros are calculated as of December 31, 2019.

These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through March 13, 2020, the date of issuance.

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

The main impact of the adoption of ASU 2016-02 relates to the recognition of ROU assets and lease liabilities on our consolidated balance sheet for those leases classified as operating leases under previous accounting principals generally accepted in the U.S. (GAAP). We have applied the practical expedients that permit us not to reassess (i) whether expired or existing contracts contain a lease under the new standard, (ii) the lease classification for expired or existing leases or (iii) whether previously-capitalized initial direct costs would qualify for capitalization under the new standard. In addition, we have not used hindsight during transition.

Upon adoption of ASU 2016-02, on January 1, 2019, we recorded (i) ROU assets of €486.7 million and lease liabilities of €494.8 million related to operating leases, (ii) ROU assets of €7.9 million and lease liabilities of €7.7 million related to finance leases and (iii) an increase to our owners’ equity of €0.2 million. In addition, (i) we reclassified our existing prepaid lease expense, accrued lease expense and lease incentive liabilities, resulting in a net reduction of our ROU assets of €6.3 million, and (ii)

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

restructuring liabilities related to operating leases of €1.7 million are now reflected as operating lease liabilities. The adoption of ASU 2016-02 did not have a significant impact on our consolidated statements of operations or cash flows.

We have implemented a new lease accounting system and related internal controls over financial reporting to meet the requirements of ASU 2016-02.

For additional information regarding our leases, see note 9.

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

The most significant impacts of ASU 2014-09 on our revenue recognition policies relate to our accounting for (i) time-limited discounts and free service periods provided to our customers, (ii) certain upfront fees charged to our customers, (iii) revenue related to mobile handset plans, and (iv) costs incurred to obtain and fulfill contracts, as follows:

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

For additional information regarding our adoption of ASU 2014-09, see note 4.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

The cumulative effect of the adoption of ASU 2014-09 on our summary balance sheet information as of January 1, 2018 is as follows:

	Balance at December 31, 2017	ASU 2014-09 Adjustments (a)	Balance at January 1, 2018
	in millions
Assets:
Contract assets	€—	176.8	€176.8
Other current assets, net	€33.0	65.5	€98.5
Long-term contract assets	€—	75.1	€75.1
Other assets, net	€49.5	20.2	€69.7

Liabilities:
Deferred revenue and advance payments from subscribers and others	€192.2	13.7	€205.9
Deferred income taxes	€1,385.4	3.1	€1,388.5
Other long-term liabilities	€697.3	(0.2)	€697.1

Owners' equity	€5,122.6	321.0	€5,443.6
_______________

(a)	Amounts represent the cumulative effect of the adoption of ASU 2014-09 on our January 1, 2018 balance sheet.

The impact of our adoption of ASU 2014-09 on our consolidated balance sheet as of December 31, 2018 was not materially different from the impacts set forth in the above January 1, 2018 summary balance sheet information. Similarly, the adoption of ASU 2014-09 did not have a material impact on our consolidated statements of operations for the year ended December 31, 2018.

Recent Accounting Pronouncements

ASU 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires entities to defer implementation costs incurred that are related to the application development stage in a cloud computing arrangement that is a service contract. Deferred implementation costs will be amortized over the term of the cloud computing arrangement and presented in the same expense line item as the cloud computing arrangement. All other implementation costs will be expensed as incurred. We early adopted ASU 2018-15 on January 1, 2020 on a prospective basis. As a result of the adoption of ASU 2018-15, (i) certain implementation costs that were previously expensed as incurred will now be deferred as prepaid expenses and amortized over the term of the cloud computing arrangement and (ii) certain costs associated with developing interfaces between a cloud computing arrangement and internal-use software that were previously capitalized as property and equipment will now be deferred as prepaid expenses and amortized over the term of the cloud computing arrangement. We currently do not believe the adoption of ASU 2018-15 will have a significant impact on our consolidated financial statements.

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Statements (ASU 2016-13), which changes the recognition model for credit losses related to assets held at amortized cost. ASU 2016-13 eliminates the threshold that a loss must be considered probable to recognize a credit loss and instead requires an entity to reflect its current estimate of lifetime expected credit losses. We early adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis by recording a cumulative effect adjustment to our accumulated earnings. We currently believe that the adoption of ASU 2016-13 will not have a significant impact on our consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

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

(3)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of acquisition-related assets and liabilities, allowances for uncollectible accounts, certain components of revenue, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities, useful lives of long-lived assets, and share-based compensation. Actual results could differ from those estimates.

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

Cash Flow Statement

For purposes of determining the classification of cash flows in our consolidated statements of cash flows, interest payments or receipts for related-party loans are included as cash flows from operating activities. Interest-bearing cash advances to related parties and repayments thereof are classified as investing activities. All other related-party borrowings, advances, and repayments are reflected as financing activities.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated €29.1 million and €30.6 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is based upon our assessment of probable loss related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions, and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, trade and other receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of certain of our derivatives and debt, see notes 5 and 8, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.

Inventory Held for Sale

Inventory held for sale consists mainly of handsets and accessories, and are stated at the lower of cost or net realizable value. Inventory held for sale is net of a provision for obsolete items, which was €2.6 million and €2.9 million at December 31, 2019 and 2018, respectively.

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

For information regarding our derivative instruments, see note 5.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We capitalize costs associated with the construction of new cable and mobile transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor, and other directly attributable costs. Installation activities that are capitalized include (i) the initial connection (or drop) from our cable system to a customer location, (ii) the replacement of a drop, and (iii) the installation of equipment for additional services, such as digital cable, telephone or broadband internet service. The costs of other customer-facing activities, such as reconnecting and disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. Interest capitalized with respect to construction activities was not material during any of the periods presented.

Capitalized internal-use software is included as a component of property and equipment. We capitalize internal and external costs directly associated with the development of internal-use software. We also capitalize costs associated with the purchase of

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

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

Additions, replacements, and improvements that extend the asset life are capitalized. Repairs and maintenance are charged to operations.

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

As of December 31, 2019 and 2018, the recorded value of our asset retirement obligations was €19.4 million and €17.2 million, respectively.

Intangible Assets

Our primary intangible assets relate to goodwill, customer relationships and mobile spectrum licenses. Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities and the excess purchase price over the fair value of the identifiable net assets acquired in a business combination. Customer relationships are initially recorded at their fair values in connection with business combinations and subsequently at cost less accumulated amortization and impairments, if any. Upon closing the JV Transaction, our licenses were recorded at their fair value and subsequent to the closing of the JV Transaction, we record licenses at costs less accumulated amortization and impairments, if any.

Goodwill is not amortized, but instead is tested for impairment at least annually. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

For additional information regarding the useful lives of our intangible assets, see note 7.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Impairment of Property and Equipment and Intangible Assets

When circumstances warrant, we review the carrying amounts of our property and equipment and our intangible assets (other than goodwill) to determine whether such carrying amounts continue to be recoverable. Such changes in circumstance may include (i) an expectation of a sale or disposal of a long-lived asset or asset group, (ii) adverse changes in market or competitive conditions, (iii) an adverse change in legal factors or business climate in the market in which we operate, and (iv) operating or cash flow losses. For purposes of impairment testing, long-lived assets are grouped at the lowest level for which cash flows are largely independent of other assets and liabilities, generally at or below the reporting unit level (see below). If the carrying amount of the asset or asset group is greater than the expected undiscounted cash flows to be generated by such asset or asset group, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset or asset group exceeds its fair value. We generally measure fair value by considering (a) sale prices for similar assets, (b) discounted estimated future cash flows using an appropriate discount rate and/or (c) estimated replacement cost. Assets to be disposed of are recorded at the lower of their carrying amount or fair value less costs to sell.

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
December 31, 2019 (unaudited), 2018 and 2017

Upon closing of the JV Transaction, we formed a new fiscal unity (the VodafoneZiggo Fiscal Unity). The VodafoneZiggo Fiscal Unity is one taxpayer for the period of time subsequent to the closing of the JV Transaction. For additional information regarding potential changes in Dutch tax law that may impact the VodafoneZiggo Fiscal Unity, see note 10.

Multiemployer Benefit Plans

We are a party to multiemployer benefit plans and we recognize the required contribution paid or payable for these plans during the period as net postretirement benefit costs.

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
December 31, 2019 (unaudited), 2018 and 2017

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

Sales, Use, and Other Value-Added Taxes. Revenue is recorded net of applicable sales, use, and other value-added taxes.

For a summary of our revenue disaggregated by major category, see note 14.

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts or the delivery of a handset that is paid for over the duration of the contract period. Our contract assets were €220.8 million and €224.8 million as of December 31, 2019 and 2018, respectively.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were €188.2 million and €181.0 million as of December 31, 2019 and 2018, respectively. The current and long-term portions of our deferred revenue balance at December 31, 2019 are included within deferred revenue and advance payment from subscribers and others and other long-term liabilities, respectively, in our consolidated balance sheet.

Contract Costs

Our aggregate assets associated with incremental costs to obtain a contract and contract fulfillment costs were €90.2 million and €85.1 million at December 31, 2019 and 2018, respectively. The current and long-term portions of our assets related to contract costs at December 31, 2019 are included within other current assets, net and other assets, net, respectively, on our consolidated balance sheet. During 2019 and 2018, we amortized €94.6 million and €92.2 million, respectively, to programming and other direct costs of service expenses and other operating expenses.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2019			December 31, 2018
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	€77.8	€167.3	€245.1	€74.1	€73.4	€147.5
Foreign currency forward contracts	0.3	—	0.3	0.4	—	0.4
Total	€78.1	€167.3	€245.4	€74.5	€73.4	€147.9
Liabilities:
Cross-currency and interest rate derivative contracts (b)	€73.4	€441.5	€514.9	€71.9	€395.2	€467.1
_______________

(a)	Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)	We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (loss) of (€55.2 million), €0.5 million and €63.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2019	2018	2017
	in millions

Cross-currency and interest rate derivative contracts	€69.8	€292.4	€(635.5)
Foreign currency forward contracts	0.3	3.4	(1.5)
Total	€70.1	€295.8	€(637.0)

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

	Year ended December 31,
	2019	2018	2017
	in millions

Operating activities	€21.3	€1.9	€(18.7)
Financing activities	(0.9)	0.9	(158.8)
Total	€20.4	€2.8	€(177.5)

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of and concentration of risk with the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2019, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of €6.9 million.

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

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our derivative instruments, which are held by our wholly-owned subsidiary, Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.). The notional amounts of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2019, we present a single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2019, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than our functional currency. Although we generally seek to match the denomination of our and our subsidiaries’ borrowings with our functional currency, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in our functional currency (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2019, substantially all of our debt was either directly or synthetically matched to our functional currency. The weighted average remaining contractual life of our cross-currency swap contracts at December 31, 2019 was 5.2 years.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

The terms of our outstanding cross-currency swap contracts at December 31, 2019, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount due from counterparty (a)	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2025	$4,625.0	€4,087.4	3.19%	2.41%
April 2025	2,050.0	1,580.9	6 mo. LIBOR + 2.50%	4.14%
January 2028	500.0	450.0	4.88%	6 mo. EURIBOR + 3.04%
April 2025	475.0	442.4	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.43%
January 2023	400.0	339.0	5.88%	4.58%
	$8,050.0	€6,899.7
_____________

(a)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At December 31, 2019, the total euro equivalent of the notional amounts of these derivative instruments was €1,781.1 million.

Interest Rate Swaps

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At December 31, 2019, the related weighted average remaining contractual life of our interest rate swap contracts was 8.4 years.

The terms of our outstanding interest rate swap contracts at December 31, 2019, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2029	€2,250.0	6 mo. EURIBOR	1.20%
January 2028	450.0	6 mo. EURIBOR	0.03%
April 2025	442.4	6 mo. EURIBOR	2.12%
	€3,142.4

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency, and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2019, the euro equivalent of the notional amount due from the counterparty was €2,248.6 million and the related weighted average remaining contractual life of our interest basis swap contracts was 0.7 years.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

The terms of our outstanding basis swap contracts at December 31, 2019, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

October 2020	$2,000.0	1 mo. LIBOR + 2.50%	6 mo. LIBOR + 2.32%
April 2020	525.0	1 mo. LIBOR + 2.50%	6 mo. LIBOR + 2.26%
	$2,525.0

Interest Rate Options

From time to time, we enter into interest rate cap, floor and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2019, we had no interest rate collar agreements, and the notional amounts of our interest rate caps and floors were €205.0 million and €2,250.0 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, was a decrease of 10 basis points to our borrowing costs as of December 31, 2019.

Foreign Currency Forwards

We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2019, the euro equivalent of the notional amount of our foreign currency forward contracts was €14.2 million.

(6)    Fair Value Measurements
We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of December 31, 2019, likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2019, no such transfers were made.

All of our Level 2 inputs (interest rate futures and swap rates) and certain of our Level 3 inputs (credit spreads) are obtained from pricing services. These inputs, or interpolations or extrapolations thereof, are used in our internal models to calculate, among other items, yield curves and forward interest and currency rates. In the normal course of business, we receive market value assessments from the counterparties to our derivative contracts. Although we compare these assessments to our internal valuations and investigate unexpected differences, we do not otherwise rely on counterparty quotes to determine the fair values of our derivative instruments. The midpoints of applicable bid and ask ranges generally are used as inputs for our internal valuations.

In order to manage our interest rate and foreign currency exchange risk, we have entered into various derivative instruments as further described in note 5. The recurring fair value measurements of these instruments are determined using discounted cash flow models. Most of the inputs to these discounted cash flow models consist of, or are derived from, observable Level 2 data for substantially the full term of these instruments. This observable data mostly includes interest rate futures and swap rates, which

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

are retrieved or derived from available market data. Although we may extrapolate or interpolate this data, we do not otherwise alter this data in performing our valuations. We use a Monte Carlo based approach to incorporate a credit risk valuation adjustment in our fair value measurements to estimate the impact of both our own nonperformance risk and the nonperformance risk of our counterparties. Our and our counterparties’ credit spreads represent our most significant Level 3 inputs, and these inputs are used to derive the credit risk valuation adjustments with respect to these instruments. As we would not expect changes in our or our counterparties’ credit spreads to have a significant impact on the valuations of these instruments, we have determined that these valuations fall under Level 2 of the fair value hierarchy. Our credit risk valuation adjustments with respect to our cross-currency and interest rate swaps are quantified and further explained in note 5.

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. During 2019 and 2018, we did not perform significant nonrecurring fair value measurements.

(7)    Long-lived Assets
Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2019	December 31,
		2019	2018
		in millions
Distribution systems	4 to 30 years	€5,509.3	€5,226.7
Customer premises equipment	3 to 5 years	920.2	753.0
Support equipment, buildings and land	3 to 25 years	1,177.7	1,129.9
		7,607.2	7,109.6
Accumulated depreciation		(2,516.7)	(1,788.7)
Total property and equipment, net		€5,090.5	€5,320.9

Depreciation expense related to our property and equipment was €1,020.4 million, €934.6 million and €864.2 million during 2019, 2018 and 2017, respectively.

During 2019, 2018 and 2017, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of €546.5 million, €572.7 million and €330.6 million, respectively, which exclude related VAT of €50.0 million, €45.3 million and €13.5 million, respectively, that was also financed by our vendors under these arrangements.

All of the support equipment, buildings and land is pledged as security under our various debt instruments. For additional information, see note 8.

During 2019, 2018 and 2017, we recorded impairment charges of €2.1 million, €1.9 million and €2.7 million, respectively. These amounts were primarily related to tangible assets.

Goodwill

Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities. There was no change in the carrying amount of our goodwill during 2019 and 2018.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	December 31, 2019			December 31, 2018
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships (a)	€6,440.0	€(1,549.7)	€4,890.3	€6,440.0	€(1,039.8)	€5,400.2
Licenses (b)	1,078.9	(259.8)	819.1	1,078.9	(173.4)	905.5
Trade name (c)	270.0	(32.5)	237.5	270.0	(21.6)	248.4
Total	€7,788.9	€(1,842.0)	€5,946.9	€7,788.9	€(1,234.8)	€6,554.1
______________

(a)	As of December 31, 2019, our customer relationships have a weighted average useful life of approximately 15 years.

(b)	Represents primarily mobile spectrum licenses associated with the mobile operations of Vodafone NL. As of December 31, 2019, our licenses have a weighted average useful life of approximately 17 years.

(c)
Represents the Ziggo trade name. In connection with the fair value assessment of our assets and liabilities upon closing of the JV Transaction, we concluded that the Ziggo trade name has an estimated useful life of 25 years.

Amortization expense related to intangible assets with finite useful lives was €607.1 million, €617.4 million and €621.9 million during 2019, 2018 and 2017, respectively. Based on our amortizable intangible asset balances at December 31, 2019, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2020	€607.4
2021	601.5
2022	601.5
2023	601.5
2024	592.9
Thereafter	2,942.1
Total	€5,946.9

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

(8)    Debt
The euro equivalents of the components of our third-party debt are as follows:

	December 31, 2019		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)	December 31, 2019	December 31, 2018
		in millions
Senior and Senior Secured Notes	4.97%	€—	€5,289.2	€5,431.4
Credit Facilities (c) (d)	3.59%	800.0	4,651.3	4,455.0
Vendor financing (e)	1.85%	—	995.0	999.3
Other Debt	0.37%	—	186.0	—
Total principal amount of third-party debt before premiums, discounts and deferred financing costs (f)	4.04%	€800.0	€11,121.5	€10,885.7
___________

(a)
Represents the weighted average interest rate in effect at December 31, 2019 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate third-party variable- and fixed-rate indebtedness was 4.1% and 4.4% at December 31, 2019 and 2018, respectively. For information regarding our derivative instruments, see note 5.

(b)
Unused borrowing capacity represents the maximum availability under the Credit Facilities (as defined and described below) at December 31, 2019 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2019, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full €800.0 million of unused borrowing capacity was available to be borrowed and there were no additional restrictions on our ability to make loans or distributions from this availability. Upon completion of the relevant December 31, 2019 compliance reporting requirements, and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, we expect that €662.0 million of unused borrowing capacity will be available, with no additional restriction to loan or distribute. Our above expectations do not consider any actual or potential changes in our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2019, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets under the Credit Facilities. For information regarding certain financing transactions completed subsequent to December 31, 2019 that could have an impact on the availability to be borrowed, loaned or distributed, see note 15.

(c)
Amounts include €152.7 million and nil at December 31, 2019 and 2018, respectively, of borrowings pursuant to excess cash facilities under the Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)
Unused borrowing capacity under the Credit Facilities relates to a revolving facility with an aggregate maximum borrowing capacity of €800.0 million, which was undrawn at December 31, 2019. During 2019, the maturity of this facility was extended from December 31, 2022 to January 31, 2026.

(e)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These obligations are generally due within one year and include VAT that was paid on our behalf by the vendor. Repayments of vendor financing obligations are included in repayments of third-party debt and finance lease obligations in our consolidated statements of cash flows.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

(f)
At December 31, 2019 and 2018, our debt had an estimated fair value of €11.4 billion and €10.5 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 6.

The following table provides a reconciliation of total third-party debt before premiums, discounts, and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2019	2018
	in millions
Total principal amount of third-party debt before premiums, discounts and deferred financing costs	€11,121.5	€10,885.7
Premiums, discounts and deferred financing costs, net	(57.7)	47.7
Total carrying amount of third-party debt	11,063.8	10,933.4
Third-party finance lease obligations	19.8	18.5
Total third-party debt and finance lease obligations	11,083.6	10,951.9
Related-party debt and finance lease obligations (note 11)	1,400.0	1,600.2
Total debt and finance lease obligations	12,483.6	12,552.1
Current maturities of debt and finance lease obligations	(1,154.1)	(1,205.9)
Long-term debt and finance lease obligations	€11,329.5	€11,346.2

Credit Facilities. We have entered into a senior secured credit facility agreement with certain financial institutions, and a senior credit facility agreement with a non-consolidated special purpose financing entity (as described under the Credit Facilities below) (the credit facilities). Our credit facilities contain certain covenants, the more notable of which are as follows:

•
Our credit facilities contain certain consolidated net leverage ratios, as specified in the relevant credit facility, which are required to be complied with (i) on an incurrence basis and/or (ii) in respect of our senior secured credit facilities, when the associated revolving credit facility has been drawn on a net basis beyond a specified percentage of the total available revolving credit commitments, on a maintenance basis;

•
Subject to certain customary and agreed exceptions, our credit facilities contain certain restrictions which, among other things, restrict the ability of certain of our subsidiaries to (i) incur or guarantee certain financial indebtedness, (ii) make certain disposals and acquisitions, (iii) create certain security interests over their assets, and (iv) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions;

•
Our credit facilities require that certain of our subsidiaries (i) guarantee the payment of all sums payable under the relevant credit facility and (ii) in respect of our senior secured credit facilities, grant first-ranking security over substantially all of their assets to secure the payment of all sums payable thereunder;

•
In addition to certain mandatory prepayment events, the instructing group of lenders under our senior secured credit facilities, under certain circumstances, may cancel the commitments thereunder and declare the loans thereunder due and payable at par after the notice period following the occurrence of a change of control (as specified in our senior secured credit facilities);

•
In addition to certain mandatory prepayment events, the individual lender under our senior credit facilities, under certain circumstances, may cancel its commitments thereunder and declare the loans thereunder due and payable at a price of 101% after the notice period following the occurrence of a change of control (as specified in the senior credit facilities);

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

•
Our credit facilities contain certain customary events of default, the occurrence of which, subject to certain exceptions, materiality qualifications and cure rights, would allow the instructing group of lenders to (i) cancel the total commitments, (ii) declare that all or part of the loans be payable on demand, and/or (iii) accelerate all outstanding loans and terminate their commitments thereunder;

•
Our credit facilities require that we observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions;

•
In addition to customary default provisions, our senior secured credit facilities include cross-default provisions with respect to our other indebtedness, subject to agreed minimum thresholds and other customary and agreed exceptions; and

•
Our senior credit facilities provide that any failure to pay principal at its stated maturity (after the expiration of any applicable grace period) of, or any acceleration with respect to, other indebtedness of the borrower or certain of our subsidiaries over agreed minimum thresholds (as specified under the senior credit facilities), is an event of default under the senior credit facilities.

Senior and Senior Secured Notes. Ziggo Bond Company B.V. (Ziggo Bondco) and Ziggo B.V. have issued certain senior and senior secured notes, respectively. Ziggo B.V. is a wholly-owned subsidiary of Ziggo Bondco, which is a wholly-owned subsidiary of VodafoneZiggo Employment. In general, our senior and senior secured notes are senior obligations of the issuer of such notes that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer. Our senior secured notes (i) contain certain guarantees from other subsidiaries of VodafoneZiggo Group B.V. (as specified in the applicable indenture), and (ii) are secured by certain pledges or liens over certain assets and/or shares of certain subsidiaries of VodafoneZiggo Group B.V. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•
Subject to certain materiality qualifications and other customary and agreed exceptions, our notes contain (i) certain customary incurrence-based covenants and (ii) certain restrictions that, among other things, restrict the ability of certain of our subsidiaries to (a) incur or guarantee certain financial indebtedness, (b) make certain disposals and acquisitions, (c) create certain security interests over their assets, and (d) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions;

•
Our notes provide that any failure to pay principal at its stated maturity (after the expiration of any applicable grace period) of, or any acceleration with respect to, other indebtedness of the issuer or certain of our subsidiaries over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Credit Facilities

The Credit Facilities are the senior and senior secured credit facilities of certain subsidiaries of VodafoneZiggo Group B.V. The details of our borrowings under the Credit Facilities as of December 31, 2019 are summarized in the following table:

Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Outstanding principal amount	Unused borrowing capacity	Carrying value (b)
			in millions
Senior Secured Facilities:
Facility E (c)	April 15, 2025	LIBOR + 2.50%	$2,525.0	€2,248.6	€—	€2,248.9
Facility H (d)	January 31, 2029	EURIBOR + 3.00%	€2,250.0	2,250.0	—	2,237.6
Revolving Facility (e)	January 31, 2026	(e)	€800.0	—	800.0	—
Total Senior Secured Facilities				4,498.6	800.0	4,486.5
Senior Facilities:
Financing Facility (f)	January 31, 2024	2.50%	€152.7	152.7	—	147.7
Total				€4,651.3	€800.0	€4,634.2
______________

(a)	Amounts represent total third-party facility amounts as of December 31, 2019.

(b)	Amounts are net of unamortized premiums, discounts, and deferred financing costs, as applicable.

(c)	Facility E has a LIBOR floor of 0.0%. This facility has been refinanced in full subsequent to December 31, 2019. For details regarding subsequent events, see note 15.

(d)	Facility H has a EURIBOR floor of 0.0%.

(e)
Unused borrowing capacity under the Credit Facilities relates to a revolving facility with an aggregate maximum borrowing capacity of €800.0 million. During 2019, the maturity of this facility was extended from December 31, 2022 to January 31, 2026. This facility bears interest at EURIBOR plus 2.75% (subject to a margin ratchet) and has a fee on unused commitments of 40% of such margin per year.

(f)
Amounts represent borrowings that are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Senior and Senior Secured Notes

The details of the outstanding Senior and Senior Secured Notes as of December 31, 2019 are summarized in the following table:

			Outstanding principal amount
Senior and Senior Secured Notes	Maturity	Interest rate	Borrowing currency	Euro equivalent	Carrying value (a)
			in millions
2025 Euro Senior Notes (b)	January 15, 2025	4.625%	€950.0	€950.0	€965.4
2025 Dollar Senior Notes (b)	January 15, 2025	5.875%	$400.0	356.2	355.3
2027 Dollar Senior Secured Notes (c)	January 15, 2027	5.500%	$2,000.0	1,781.1	1,748.2
2027 Euro Senior Secured Notes (c)	January 15, 2027	4.250%	€775.0	775.0	775.6
2027 Senior Notes	January 15, 2027	6.000%	$625.0	556.6	544.1
2030 Dollar Senior Secured Notes (d)	January 15, 2030	4.875%	$500.0	445.3	442.3
2030 Euro Senior Secured Notes (d)	January 15, 2030	2.875%	€425.0	425.0	422.1
Total				€5,289.2	€5,253.0
_______________

(a)	Amounts are net of unamortized premiums, discounts, and deferred financing costs, as applicable.

(b)	These notes have been refinanced in full subsequent to December 31, 2019. For details regarding subsequent events, see note 15.

(c)	These notes have been partially repaid subsequent to December 31, 2019. For details regarding subsequent events, see note 15.

(d)	Additional notes were issued under these indentures subsequent to December 31, 2019. For details regarding subsequent events, see note 15.

All our notes are non-callable prior to the applicable Call Date presented in the table below. At any time prior to the applicable Call Date, we may redeem some or all of the applicable notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments to the applicable Call Date using the discount rate as of the redemption date plus a premium (each as specified in the applicable indenture).

Senior and Senior Secured Notes	Call Date

2025 Euro Senior Notes	January 15, 2020
2025 Dollar Senior Notes	January 15, 2020
2027 Dollar Senior Secured Notes	January 15, 2022
2027 Euro Senior Secured Notes	January 15, 2022
2027 Senior Notes	January 15, 2022
2030 Dollar Senior Secured Notes	October 15, 2024
2030 Euro Senior Secured Notes	October 15, 2024

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

After the applicable Call Date, we may redeem some or all of these notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

		Redemption price
	2025 Euro Senior Notes	2025 Dollar Senior Notes	2027 Dollar Senior Secured Notes	2027 Euro Senior Secured Notes	2027 Senior Notes	2030 Dollar Senior Secured Notes	2030 Euro Senior Secured Notes
12-month period commencing	January 15	January 15	January 15	January 15	January 15	October 15	October 15
2020	102.313%	102.938%	N.A.	N.A.	N.A.	N.A.	N.A.
2021	101.542%	101.958%	N.A.	N.A.	N.A.	N.A.	N.A.
2022	100.771%	100.979%	102.750%	102.125%	103.000%	N.A.	N.A.
2023	100.000%	100.000%	101.833%	101.417%	102.000%	N.A.	N.A.
2024	100.000%	100.000%	100.917%	100.708%	101.000%	102.438%	101.438%
2025	N.A.	N.A.	100.000%	100.000%	100.000%	101.219%	100.719%
2026	N.A.	N.A.	100.000%	100.000%	100.000%	100.609%	100.359%
2027 and thereafter	N.A.	N.A.	N.A.	N.A.	N.A.	100.000%	100.000%

Financing Transactions

2019 Financing Transactions. In May 2019, we issued an additional €550.0 million principal amount of 2025 Euro Senior Notes. This additional series of notes was issued at 101.5% of par. The net proceeds from the issuance of these notes were used to partially redeem the 2024 Euro Senior Notes.

In August 2019, we entered into a handset securitization facility, with a committed amount of €205.0 million, relating to our mobile handset receivables with an initial drawdown of €181.2 million. This facility bears interest at a rate of EURIBOR plus 0.85% for the utilized portion and 0.45% for the unutilized portion. Amortizing repayments of the facility will start in 2022 and the facility is due to be repaid in full in 2024. The net proceeds from the initial drawdown of this facility, together with existing cash, were used to redeem the remaining €193.1 million outstanding principal of our 2024 Euro Senior Notes. In connection with the redemption in full of the 2024 Euro Senior Notes, we recognized a net gain on debt extinguishment of €46.6 million related to (a) the write-off of €73.1 million of fair value adjustment and premiums and (b) the payment of €26.5 million of redemption premiums.

In October 2019, we (i) entered into Facility H, a €2.25 billion term loan facility, issued at 99.75% of par, (ii) issued €425.0 million principal amount of the 2030 Euro Senior Secured Notes and (iii) issued $500.0 million (€445.3 million) principal amount of the 2030 Dollar Senior Secured Notes (together with the 2030 Euro Senior Secured Notes, the 2030 Senior Secured Notes). The 2030 Senior Secured Notes were issued at par.

The net proceeds from Facility H and the 2030 Senior Secured Notes were used to (i) prepay in full the €2.25 billion outstanding principal amount under Facility F and (ii) redeem in full (a) the €800.0 million outstanding principal amount of our 2025 Senior Secured Notes and (b) the remaining €71.7 million outstanding principal amount of our 2020 Senior Secured Notes. In connection with these transactions, we recognized a net loss on debt extinguishment of €14.4 million related to (a) the write-off of €8.2 million of fair value adjustment and unamortized deferred financing costs and (b) the payment of €22.6 million of redemption premiums.

In November 2019, VZ Vendor Financing B.V. (VZ Vendor Financing), a third-party special purpose financing entity that is not consolidated by VodafoneZiggo, issued €500.0 million principal amount of vendor financing notes (the Vendor Financing Notes). The net proceeds from the Vendor Financing Notes have been or will be used to purchase certain vendor financed receivables of VodafoneZiggo Group B.V. and its subsidiaries from various third parties. To the extent that the proceeds from the Vendor Financing Notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds will be used to fund an excess cash facility (the Financing Facility) under a new credit facility of VodafoneZiggo Group B.V. VZ Vendor Financing

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

can request the Financing Facility be repaid by VodafoneZiggo Group B.V. as additional vendor financed receivables become available for purchase.

2018 Financing Transactions. There were no financing transactions during 2018.

2017 Financing Transactions. During 2017, we completed certain refinancing transactions that resulted in a gain on debt modification and extinguishment, net, of €15.2 million. This amount includes the write-off of (i) €21.6 million of unamortized premium and (ii) €6.4 million of deferred financing costs.

Maturities of Debt

The euro equivalents of the maturities of our debt as of December 31, 2019 are presented below:

	Third-party	Related-party	Total
	in millions
Year ending December 31:
2020	€1,146.0	€—	€1,146.0
2021	—	—	—
2022 (a)	186.0	—	186.0
2023	—	—	—
2024	1.7	—	1.7
Thereafter	9,787.8	1,400.0	11,187.8
Total debt maturities	11,121.5	1,400.0	12,521.5
Premiums, discounts and deferred financing costs, net	(57.7)	—	(57.7)
Total debt	€11,063.8	€1,400.0	€12,463.8
Current portion	€1,146.0	€—	€1,146.0
Noncurrent portion	€9,917.8	€1,400.0	€11,317.8
________________

(a)	Amortizing repayments of the facility will start in 2022 and the facility is due to be repaid in full in 2024.

(9) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our ROU assets and lease liabilities as of December 31, 2019, is set forth below:

	ROU assets	Lease liabilities
	in millions
Operating leases (a)(b)	€477.9	€484.5
Finance leases (c)(d)	19.9	19.8
Total	€497.8	€504.3

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

_______________

(a)
Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheet.At December 31, 2019, the weighted average remaining lease term for operating leases was 8.8 years and the weighted average discount rate was 3.0%. During 2019, we recorded additions to our ROU assets associated with operating leases of €59.9 million.

(b)
The current and long-term portions of our operating lease liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheet.

(c)
Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheet. At December 31, 2019, the weighted average remaining lease term for finance leases was 3.0 years and the weighted average discount rate was 2.2%. As of December 31, 2018, we had €16.4 million of finance lease ROU assets included on our consolidated balance sheet. During 2019, 2018 and 2017, we recorded additions to our ROU assets associated with finance leases of €5.2 million, €23.5 million and nil, respectively.

(d)
The current and long-term portions of our finance lease obligations are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our consolidated balance sheets. As of December 31, 2018, we had €18.7 million of finance lease liabilities included on our consolidated balance sheet.

A summary of our aggregate lease expense recorded during 2019 is set forth below:

in millions
Finance lease expense:
Depreciation and amortization	€9.5
Interest expense	0.5
Total finance lease expense	10.0
Operating lease expense (a)	83.3
Variable lease expense, net (b)	(1.0)
Total lease expense	€92.3
_______________

(a)	Our operating lease expense is included in other operating expenses and SG&A expenses in our consolidated statements of operations.

(b)
Variable lease expense represents payments made to a lessor during the lease term that vary because of a change in circumstance that occurred after the lease commencement date. Variable lease payments are expensed as incurred and are included in other operating expenses in our consolidated statements of operations.

A summary of our cash outflows from operating and finance leases recorded during 2019, is set forth below:

in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	€85.4
Operating cash outflows from finance leases	0.5
Financing cash outflows from finance leases	9.7
Total cash outflows from operating and finance leases	€95.6

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Maturities of our operating and finance lease obligations as of December 31, 2019 are presented below. Amounts presented below represent euro equivalents based on December 31, 2019, exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2020	€80.1	€8.6
2021	76.4	6.1
2022	73.5	3.7
2023	69.8	1.6
2024	66.9	0.7
Thereafter	180.6	0.1
Total principal and interest payments	547.3	20.8
Less: present value discount	(62.8)	(1.0)
Present value of net minimum lease payments	€484.5	€19.8
Current portion	€66.6	€8.1
Noncurrent portion	€417.9	€11.7

Maturities of our operating and finance lease obligations as of December 31, 2018 are presented below. Amounts presented below represent euro equivalents based on December 31, 2018, exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2019	€67.3	€7.0
2020	50.4	5.5
2021	42.4	3.6
2022	35.4	2.0
2023	30.5	0.8
Thereafter	92.3	0.2
Total payments	€318.3	19.1
Amounts representing interest		(0.4)
Total finance leases		€18.7
Current portion		€6.6
Noncurrent portion		€12.1

(10)    Income Taxes
Our consolidated financial statements include the income taxes of all entities wholly owned by VodafoneZiggo. All pretax income and income tax benefit relates to the Netherlands.
The VodafoneZiggo Fiscal Unity is one taxpayer in the Netherlands for the period of time subsequent to the closing of the JV Transaction.
On December 31, 2019 the Dutch Government enacted legislation regarding the yearly changes to the tax legislation (i.e., “Belastingplan 2020”). One of the most important changes within these legislative plans of the government has been an adjustment of the corporate income tax rate change enacted in 2019. The highest tax rate in the Netherlands will be adjusted from 22.5% to

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

25.0% in 2020 and from 20.5% to 21.7% in 2021. As a result of the enactment of these plans VodafoneZiggo recalculated the deferred tax balances and recorded a corporate income tax rate change expense as a result of the increase of the net deferred tax liability in 2019.
All of our income tax benefit for 2019, 2018 and 2017 is related to deferred tax benefits.
Income tax benefit attributable to our loss before income taxes differs from the amounts computed using the Dutch income tax rate of 25.0% as a result of the following:

	Year ended December 31,
	2019	2018	2017
	in millions
Computed "expected" tax benefit	€114.4	€98.9	€80.4
Enacted tax law and rate changes	(75.0)	213.8	—
Tax benefits associated with technology innovations	—	6.0	13.0
Change in valuation allowances	(0.3)	0.1	—
Non-deductible expenses	(0.7)	(1.1)	(1.8)
Other, net	(0.4)	0.7	0.1
Deferred tax benefit	€38.0	€318.4	€91.7

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2019	2018
	in millions
Deferred tax assets:
Net operating loss and other carry forwards	€125.3	€94.6
Debt	74.9	74.5
Derivative instruments	4.3	11.3
Investments	—	18.4
Other future deductible amounts	23.4	10.9
Deferred tax assets	227.9	209.7
Deferred tax liabilities:
Intangible assets	(1,047.8)	(1,060.2)
Property and equipment, net	(210.3)	(216.8)
Other future taxable amounts	(2.1)	(2.9)
Deferred tax liabilities	(1,260.2)	(1,279.9)
Net deferred tax liabilities	€(1,032.3)	€(1,070.2)

All of our deferred tax assets are supported by reversing taxable temporary differences.

Although we intend to take reasonable tax planning measures to limit our tax exposures, no assurance can be given that we will be able to do so.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

All of our net operating losses and other carryforwards are Dutch. The details of our net operating loss and other carryforwards and the related tax assets at December 31, 2019 are as follows:

Expiration Date	Carryforward	Related tax asset
	in millions

2020	€42.4	€9.3
2021	14.0	3.1
2022	64.5	14.2
2024	165.0	36.4
2025	112.1	24.7
2026	130.0	28.7
2027	40.2	8.9
Total carried forward	€568.2	€125.3

We and our subsidiaries file one consolidated income tax return. In the normal course of business, our income tax filings are subject to review by the Dutch tax authority. In connection with such review, disputes could arise with the tax authority over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by the tax authority. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the tax authority in either cash or agreement of income tax positions or (ii) the date when the tax authority is statutorily prohibited from adjusting the company’s tax computations. In this respect tax filings for 2016, 2017 and 2018 are still open for examination by the Dutch tax authority.

There were no material unrecognized tax benefits during 2019, 2018 or 2017.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

(11)    Related-party Transactions

Our related-party transactions for the periods are as follows:

	Year ended December 31,
	2019	2018	2017
	in millions
Revenue	€28.8	€41.0	€46.1
Programming and other direct costs of services	(36.8)	(41.7)	(39.8)
Share-based compensation expense	(1.4)	(2.8)	(5.3)
Charges for JV Services:
Charges from Liberty Global:
Operating (a)	(87.5)	(79.9)	(94.1)
Capital (b)	(20.7)	(31.0)	(32.3)
Total Liberty Global corporate charges	(108.2)	(110.9)	(126.4)
Charges from Vodafone:
Operating, net (c)	(84.4)	(86.8)	(87.2)
Brand fees (d)	(30.0)	(30.0)	(30.0)
Total Vodafone corporate charges	(114.4)	(116.8)	(117.2)
Total charges for JV Services	(222.6)	(227.7)	(243.6)
Included in operating loss	(232.0)	(231.2)	(242.6)
Interest expense	(89.9)	(101.0)	(112.6)
Included in net loss	€(321.9)	€(332.2)	€(355.2)
Property and equipment additions, net	€182.8	€160.5	€257.7
_______________

(a)	Represents amounts charged for technology and other services. These charges are included in the calculation of Covenant EBITDA, as defined and described below.

(b)
Represents amounts charged for capital expenditures to be made by Liberty Global related to assets that we use or will otherwise benefit our company. These charges are not included in the calculation of Covenant EBITDA.

(c)	Represents amounts charged by Vodafone for technology and other services, a portion of which are included in the calculation of Covenant EBITDA.

(d)	Represents amounts charged for our use of the Vodafone brand name. These charges are not included in the calculation of Covenant EBITDA.

Revenue. Amounts represent charges for certain personnel services provided to Vodafone and Liberty Global subsidiaries.

Programming and other direct costs of services. Amounts represent interconnect fees charged to us by certain subsidiaries of Vodafone.

Share-based compensation expense. Amounts relate to charges to our company by Liberty Global and Vodafone for share-based incentive awards held by certain employees of our subsidiaries associated with ordinary shares of Liberty Global and Vodafone. Share-based compensation expense is included within SG&A expenses in our consolidated statements of operations.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Charges for JV Services - Framework and Trade Mark Agreements
Pursuant to a framework and a trade name agreement (collectively, the JV Service Agreements) entered into in connection with the formation of the VodafoneZiggo JV, Liberty Global and Vodafone charge us fees for certain services provided to us by the respective subsidiaries of the Shareholders (collectively, the JV Services). The JV Services are provided to us on a transitional or ongoing basis. Pursuant to the terms of the JV Service Agreements, the ongoing services will be provided for a period of four to six years depending on the type of service, while transitional services will be provided for a period of not less than 12 months after which the Shareholders or VodafoneZiggo Group B.V. will be entitled to terminate based on specified notice periods. The JV Services provided by the respective subsidiaries of the Shareholders consist primarily of (i) technology and other services, (ii) capital-related expenditures for assets that we use or otherwise benefit us, and (iii) brand name and procurement fees. The fees that Liberty Global and Vodafone charge us for the JV Services, as set forth in the table above, include both fixed and usage-based fees.

Interest expense. Amount relates to the Liberty Global Note and the Vodafone Note, as defined and described below.

Property and equipment additions, net. These amounts, which are cash settled, represent customer premises and network-related equipment acquired from certain Liberty Global and Vodafone subsidiaries, which subsidiaries centrally procure equipment on behalf of our company.

The following table provides details of our related-party balances:

	December 31,
	2019	2018
	in millions
Assets:
Related-party receivables (a)	€29.3	€18.1

Liabilities:
Accounts payable (b)	€93.6	€102.5
Accrued and other current liabilities (b)	36.4	2.4
Debt (c):
Liberty Global Note	700.0	800.0
Vodafone Note	700.0	800.0
Finance lease obligations	—	0.2
Other long-term liabilities (d)	5.0	—
Total liabilities	€1,535.0	€1,705.1
_______________

(a)	Represents non-interest bearing receivables from certain Liberty Global and Vodafone subsidiaries.

(b)
Represents non-interest bearing payables, accrued capital expenditures and other accrued liabilities related to transactions with certain Liberty Global and Vodafone subsidiaries that are cash settled.

(c)	Represents debt obligations, as further described below.

(d)	Represents operating lease liabilities, due to Vodafone.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Related-party Debt

Liberty Global Note

The Liberty Global Note is a note payable to a subsidiary of Liberty Global that matures on January 16, 2028 and has a fixed interest rate of 5.55%. Interest is payable in a manner mutually agreed upon by VodafoneZiggo Group B.V. and Liberty Global. During the years ended December 31, 2019 and 2018, interest accrued on the Liberty Global Note was €45.0 million and €50.5 million respectively, all of which was cash settled. The decrease in the principal balance during 2019 and 2018 is the result of €100.0 million of cash payments for each period.

Vodafone Note

The Vodafone Note is a note payable to a subsidiary of Vodafone that matures on January 16, 2028 and has a fixed interest rate of 5.55%. Interest is payable in a manner mutually agreed upon by VodafoneZiggo Group B.V. and Vodafone. During the years ended December 31, 2019 and 2018, interest accrued on the Vodafone Note was €45.0 million and €50.5 million respectively, all of which was cash settled. The decrease in the principal balance during 2019 and 2018 is the result of €100.0 million of cash payments for each period.

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

In accordance with the dividend policy prescribed in the Shareholders Agreement, VodafoneZiggo made total dividend distributions of €295.0 million and €400.0 million during 2019 and 2018, respectively, to its Shareholders. These distributions are reflected as a decrease to owners’ equity in our consolidated statements of owners’ equity.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

(12)    Restructuring Liabilities
A summary of the changes to our restructuring liability during 2019 is set forth in the table below:

in millions

Restructuring liability as of January 1, 2019, before effect of accounting change	€14.1
Accounting change (note 2)	(1.7)
Restructuring liability as of January 1, 2019, as adjusted for accounting change	12.4
Restructuring charges (a)	15.4
Cash paid	(18.8)
Restructuring liability as of December 31, 2019	€9.0

Current portion	€8.4
Noncurrent portion	0.6
Total	€9.0
_______________

(a)	Restructuring charges primarily relate to certain reorganization and integration activities related to the formation of the VodafoneZiggo JV.

Additional restructuring charges are expected for 2020, due to reorganization activities associated with the closing of the JV Transaction.

A summary of the changes to our restructuring liability during 2018 is set forth in the table below:

in millions

Restructuring liability as of January 1, 2018	€16.0
Restructuring charges (a)	36.5
Cash paid	(37.6)
Other	(0.8)
Restructuring liability as of December 31, 2018	€14.1

Current portion	€12.7
Noncurrent portion	1.4
Total	€14.1
_______________

(a)	Restructuring charges primarily relate to certain reorganization and integration activities related to the formation of the VodafoneZiggo JV.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

A summary of the changes to our restructuring liability during 2017 is set forth in the table below:

in millions

Restructuring liability as of January 1, 2017	€31.2
Restructuring charges (a)	10.8
Cash paid	(25.3)
Other	(0.7)
Restructuring liability as of December 31, 2017	€16.0

Current portion	€15.0
Noncurrent portion	1.0
Total	€16.0
_______________

(a)	Restructuring charges primarily relate to certain reorganization and integration activities related to the formation of the VodafoneZiggo JV.

(13)    Commitments and Contingencies
Commitments

As further described in note 11, we have commitments related to the JV Service Agreements. Additionally, in the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth these commitments as of December 31, 2019:

	Payments due during:
	2020	2021	2022	2023	2024	Thereafter	Total
	in millions

JV Service Agreements (a)	€152.8	€111.1	€111.1	€32.2	€30.0	€30.0	€467.2
Purchase commitments	185.1	132.0	127.7	1.3	1.1	1.6	448.8
Programming commitments	120.0	67.8	15.0	4.5	—	—	207.3
Network and connectivity commitments	18.4	15.4	8.5	0.2	—	—	42.5
Other commitments	23.3	20.8	12.7	4.3	1.8	6.1	69.0
Total (b)	€499.6	€347.1	€275.0	€42.5	€32.9	€37.7	€1,234.8

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

_______________

(a)
Amounts represent fixed minimum charges from Liberty Global and Vodafone pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services. For additional information regarding fees related to the JV Service Agreements, see note 11.

(b)	The commitments included in this table do not reflect any liabilities that are included in our December 31, 2019 consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during 2019, 2018 and 2017 the programming and copyright costs incurred by our operations aggregated €324.0 million, €322.4 million and €333.6 million, respectively.

Purchase commitments include unconditional and legally binding obligations related to the purchase of customer premises and other equipment.

Network and connectivity commitments include commitments associated with certain operating costs associated with our leased networks.

Other commitments primarily include sponsorships, certain fixed minimum contractual commitments.

In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) multiemployer defined benefit plans, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2019, see note 5.

We have established multiemployer benefit plans for our subsidiaries’ employees. The aggregate expense of our matching contributions under the multiemployer benefit plans was €45.7 million, €42.8 million and €42.3 million during 2019, 2018 and 2017, respectively.

Rental expense under non-cancellable operating lease arrangements amounted to €30.4 million and €33.0 million, during 2018 and 2017, respectively. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

Regulations and Contingencies

Video distribution, broadband internet, fixed-line telephony, mobile and content businesses are subject to significant regulation and supervision by various regulatory bodies in the Netherlands, including Dutch and EU authorities. Adverse regulatory developments could subject our businesses to a number of risks. Regulation, including conditions imposed on us by competition or other authorities as a requirement to close acquisitions or dispositions, could limit growth, revenue, and the number and types of services offered and could lead to increased operating costs and property and equipment additions. In addition, regulation may restrict our operations and subject them to further competitive pressure, including pricing restrictions, interconnect and other access obligations, and restrictions or controls on content, including content provided by third parties. Failure to comply with current or future regulation could expose our businesses to various penalties.

We have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues, and (iii) disputes over interconnection, programming, copyright, and channel carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due to, in general, the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

(14)    Segment Reporting
We have one reportable segment that provides video, broadband internet, fixed-line telephony, and mobile services to residential and business customers in the Netherlands.
Our revenue by major category is set forth below:

	Year ended December 31,
	2019	2018	2017
	in millions
Consumer cable revenue (a):
Subscription revenue	€2,004.6	€1,980.3	€2,042.8
Non-subscription revenue	19.3	17.8	26.6
Total consumer cable revenue	2,023.9	1,998.1	2,069.4
Consumer mobile revenue (b):
Service revenue	627.7	669.5	744.4
Non-service revenue	241.4	215.5	128.9
Total consumer mobile revenue	869.1	885.0	873.3
Total consumer revenue	2,893.0	2,883.1	2,942.7
B2B cable revenue (c):
Subscription revenue	440.6	407.1	376.9
Non-subscription revenue	25.4	24.3	25.0
Total B2B cable revenue	466.0	431.4	401.9
B2B mobile revenue (d):
Service revenue	413.3	430.8	526.9
Non-service revenue	112.5	100.0	77.5
Total B2B mobile revenue	525.8	530.8	604.4
Total B2B revenue	991.8	962.2	1,006.3
Other revenue (e)	52.3	50.1	46.3
Total	€3,937.1	€3,895.4	€3,995.3

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

_______________

(a)
Consumer cable revenue is classified as either subscription revenue or non-subscription revenue. Consumer cable subscription revenue includes revenue from subscribers for ongoing broadband internet, video, and voice services offered to residential customers and the amortization of installation fee. Consumer cable non-subscription revenue includes, among other items, interconnect, channel carriage fees and late fees.

(b)
Consumer mobile revenue is classified as either service revenue or non-service revenue. Consumer mobile service revenue includes revenue from ongoing mobile and data services offered under postpaid and prepaid arrangements to residential customers. Consumer mobile non-service revenue includes, among other items, interconnect revenue, mobile handset and accessories sales and late fees.

(c)
B2B cable revenue is classified as either subscription revenue or non-subscription revenue. B2B cable subscription revenue includes revenue from business broadband internet, video, voice, and data services offered to SOHO, small and medium to large enterprises. B2B cable non-subscription revenue includes, among other items, revenue from hosting services, carriage fees, and interconnect.

(d)
B2B mobile revenue is classified as either service revenue or non-service revenue. B2B mobile service revenue includes revenue from ongoing mobile and data services offered to SOHO, small, and medium to large enterprise customers. B2B mobile non-service revenue includes, among other items, interconnect revenue, mobile handset and accessories sales and, late fees.

(e)	Other revenue includes, among other items, programming and advertising revenue and revenue related to certain personnel services provided to Vodafone and Liberty Global.

(15)    Subsequent Events

In January 2020, we entered into a $2.5 billion (€2.3 billion) term loan facility (Term Loan I), issued at par. In February 2020, we (i) issued €77.5 million additional principal amount of the 2030 Euro Senior Secured Notes at an issue price of 102.625% of par, (ii) issued $200.0 million (€178.1 million) additional principal amount of the 2030 Dollar Senior Secured Notes at an issue price of 102.0% of par, (iii) issued €900.0 million principal amount of 3.375% senior notes (the 2030 Euro Senior Notes) at par and (iv) issued $500.0 million (€445.3 million) principal amount of 5.125% senior notes (the 2030 Dollar Senior Notes and, together with the 2030 Euro Senior Notes, the 2030 Senior Notes) at par. Term Loan I matures on April 30, 2028, bears interest at a rate of LIBOR plus 2.5% per annum and is subject to a LIBOR floor of 0.0%. The 2030 Senior Notes mature on February 28, 2030.

The net proceeds from these transactions were used to (a) prepay in full the $2.5 billion outstanding principal amount under Facility E, (b) redeem 10% of the original aggregate principal amount of our 2027 Euro Senior Secured Notes at a premium of 3%, (c) redeem 10% of the original aggregate principal amount of our 2027 Dollar Senior Secured Notes at a premium of 3%, (d) redeem in full the outstanding principal amount of our 2025 Euro Senior Notes at a premium of 2.313% and (e) redeem in full the outstanding principal amount of our 2025 Dollar Senior Notes at a premium of 2.938%.

Subject to certain exceptions as specified in the applicable indenture, the 2030 Senior Notes are non-callable prior to February 15, 2025. At any time prior to February 15, 2025, we may redeem some or all of the 2030 Senior Notes by paying a “make-whole” premium, which is the present value of all remaining scheduled interest payments through February 15, 2025 using the discount rate (as specified in the applicable indenture) as of the redemption date plus 50 basis points.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2019 (unaudited), 2018 and 2017

On or after February 15, 2025, we may redeem some or all of the 2030 Senior Notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the indenture), if any, to but excluding the redemption date, as set forth below:

	Redemption Price
	2030 Dollar Senior Notes	2030 Euro Senior Notes
12-month period commencing February 15:
2025	102.563%	101.688%
2026	101.281%	100.844%
2027	100.641%	100.422%
2028 and thereafter	100.000%	100.000%

In February 2020, VZ Vendor Financing issued an additional €100.0 million principal amount of Vendor Financing Notes, at an issue price of 102.1%. The net proceeds from these notes will be used to purchase certain vendor financed receivables of VodafoneZiggo Group B.V. and its subsidiaries from various third parties. To the extent that the proceeds from the Vendor Financing Notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds will be used to fund VodafoneZiggo Group B.V.’s Financing Facility. VZ Vendor Financing can request the Financing Facility to be repaid by VodafoneZiggo Group B.V., as additional vendor financed receivables become available for purchase.