Form 10-Q
period 2020-03-31
Liberty Global plc
filed 2020-05-06
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑
The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2020 was: 182,226,573 class A ordinary shares, 12,189,197 class B ordinary shares and 411,553,000 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2020	December 31, 2019
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$5,440.5	$8,142.4
Trade receivables, net	1,250.2	1,404.8
Short-term investments (measured at fair value on a recurring basis) (note 5)	1,640.2	—
Derivative instruments (note 6)	651.3	331.1
Other current assets (notes 3, 4 and 5)	780.7	695.0
Total current assets	9,762.9	10,573.3
Investments and related notes receivable (including $1,134.1 million and $1,289.2 million, respectively, measured at fair value on a recurring basis) (note 5)	4,567.6	4,782.0
Property and equipment, net (notes 8 and 10)	13,110.1	13,843.4
Goodwill (note 8)	13,424.5	14,052.1
Deferred tax assets (note 11)	2,193.9	2,457.4
Other assets, net (notes 3, 4, 6, 8 and 10)	4,197.0	3,338.1
Total assets	$47,256.0	$49,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2020	December 31, 2019
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$723.3	$963.9
Deferred revenue (note 3)	764.5	834.9
Current portion of debt and finance lease obligations (notes 9 and 10)	3,942.8	3,877.2
Accrued capital expenditures	361.5	405.2
Other accrued and current liabilities (notes 6, 10 and 14)	2,367.9	2,570.5
Total current liabilities	8,160.0	8,651.7
Long-term debt and finance lease obligations (notes 9 and 10)	23,455.7	24,305.3
Other long-term liabilities (notes 3, 6, 10, 11 and 14)	2,728.1	2,890.7
Total liabilities	34,343.8	35,847.7

Commitments and contingencies (notes 6, 9, 11 and 16)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 181,901,429 shares and 181,560,735 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,189,197 shares and 12,151,526 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 426,095,284 shares and 438,867,447 shares, respectively	4.3	4.4
Additional paid-in capital	5,927.9	6,136.9
Accumulated earnings	7,269.9	6,350.4
Accumulated other comprehensive earnings, net of taxes	40.2	1,112.7
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	13,244.1	13,606.2
Noncontrolling interests	(331.9)	(407.6)
Total equity	12,912.2	13,198.6
Total liabilities and equity	$47,256.0	$49,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2020	2019
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 17)	$2,875.8	$2,868.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	855.1	800.4
Other operating (note 13)	420.1	419.4
Selling, general and administrative (SG&A) (note 13)	505.5	532.2
Depreciation and amortization	783.5	939.6
Impairment, restructuring and other operating items, net (note 14)	31.0	70.9
	2,595.2	2,762.5
Operating income	280.6	105.5
Non-operating income (expense):
Interest expense	(313.3)	(367.3)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	1,237.3	(82.8)
Foreign currency transaction gains, net	391.7	138.6
Realized and unrealized losses due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(529.8)	(8.2)
Losses on debt extinguishment, net (note 9)	(54.5)	(0.5)
Share of results of affiliates, net (note 5)	33.4	(70.9)
Other income, net	52.4	6.5
	817.2	(384.6)
Earnings (loss) from continuing operations before income taxes	1,097.8	(279.1)
Income tax expense (note 11)	(80.1)	(27.8)
Earnings (loss) from continuing operations	1,017.7	(306.9)
Earnings from discontinued operations, net of taxes (note 4)	—	322.6
Net earnings	1,017.7	15.7
Net earnings attributable to noncontrolling interests	(67.9)	(8.7)
Net earnings attributable to Liberty Global shareholders	$949.8	$7.0

Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$1.51	$(0.43)
Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$1.50	$(0.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three months ended
	March 31,
	2020	2019
	in millions

Net earnings	$1,017.7	$15.7
Other comprehensive loss, net of taxes:
Continuing operations:
Foreign currency translation adjustments	(1,070.9)	(116.0)
Pension-related adjustments and other	(2.3)	(0.4)
Other comprehensive loss from continuing operations	(1,073.2)	(116.4)
Other comprehensive loss from discontinued operations (note 4)	—	(18.6)
Other comprehensive loss	(1,073.2)	(135.0)
Comprehensive loss	(55.5)	(119.3)
Comprehensive earnings attributable to noncontrolling interests	(67.2)	(8.9)
Comprehensive loss attributable to Liberty Global shareholders	$(122.7)	$(128.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Impact of ASU No. 2016-02, Leases	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019, as adjusted for accounting change	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	7.0	—	—	7.0	8.7	15.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(135.2)	—	(135.2)	0.2	(135.0)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.1)	(214.0)	—	—	—	(214.1)	—	(214.1)
Repurchases by Telenet of its outstanding shares	—	—	—	(68.2)	—	—	—	(68.2)	11.3	(56.9)
Share-based compensation (note 13)	—	—	—	55.6	—	—	—	55.6	—	55.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.4	—	—	—	32.4	2.4	34.8
Balance at March 31, 2019	$2.0	$0.1	$5.2	$9,020.3	$(5,164.0)	$496.6	$(0.1)	$4,360.1	$(510.5)	$3,849.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020, before effect of accounting change	$1.8	$0.1	$4.4	$6,136.9	$6,350.4	$1,112.7	$(0.1)	$13,606.2	$(407.6)	$13,198.6
Impact of ASU No. 2016-13 (note 2)	—	—	—	—	(30.3)	—	—	(30.3)	0.2	(30.1)
Balance at January 1, 2020, as adjusted for accounting change	1.8	0.1	4.4	6,136.9	6,320.1	1,112.7	(0.1)	13,575.9	(407.4)	13,168.5
Net earnings	—	—	—	—	949.8	—	—	949.8	67.9	1,017.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,072.5)	—	(1,072.5)	(0.7)	(1,073.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(224.3)	—	—	—	(224.4)	—	(224.4)
Share-based compensation (note 13)	—	—	—	46.1	—	—	—	46.1	—	46.1
Repurchases by Telenet of its outstanding shares	—	—	—	(45.3)	—	—	—	(45.3)	7.2	(38.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	14.5	—	—	—	14.5	1.1	15.6
Balance at March 31, 2020	$1.8	$0.1	$4.3	$5,927.9	$7,269.9	$40.2	$(0.1)	$13,244.1	$(331.9)	$12,912.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2020	2019
	in millions
Cash flows from operating activities:
Net earnings	$1,017.7	$15.7
Earnings from discontinued operations	—	322.6
Earnings (loss) from continuing operations	1,017.7	(306.9)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	55.2	67.3
Depreciation and amortization	783.5	939.6
Impairment, restructuring and other operating items, net	31.0	70.9
Amortization of deferred financing costs and non-cash interest	12.7	13.5
Realized and unrealized losses (gains) on derivative instruments, net	(1,237.3)	82.8
Foreign currency transaction gains, net	(391.7)	(138.6)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	529.8	8.2
Losses on debt extinguishment, net	54.5	0.5
Share of results of affiliates, net	(33.4)	70.9
Deferred income tax expense (benefit)	115.8	(44.1)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(488.0)	(457.8)
Net cash provided by operating activities of continuing operations	449.8	306.3
Net cash provided by operating activities of discontinued operations	—	459.1
Net cash provided by operating activities	449.8	765.4

Cash flows from investing activities:
Cash paid for investments	(3,221.0)	(41.3)
Cash received from sale of investments	1,221.6	3.6
Capital expenditures, net	(347.8)	(331.3)
Other investing activities, net	(2.0)	1.3
Net cash used by investing activities of continuing operations	(2,349.2)	(367.7)
Net cash used by investing activities of discontinued operations	—	(109.6)
Net cash used by investing activities	$(2,349.2)	$(477.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2020	2019
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(2,441.3)	$(1,395.1)
Borrowings of debt	1,961.3	926.6
Repurchases of Liberty Global ordinary shares	(199.3)	(207.2)
Payment of financing costs and debt premiums	(43.6)	(3.5)
Repurchases by Telenet of its outstanding shares	(32.0)	(57.3)
Net cash paid related to derivative instruments	(27.4)	(7.1)
Other financing activities, net	(0.9)	6.1
Net cash used by financing activities of continuing operations	(783.2)	(737.5)
Net cash used by financing activities of discontinued operations	—	(78.3)
Net cash used by financing activities	(783.2)	(815.8)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	(16.2)	(7.4)
Discontinued operations	—	(0.2)
Total	(16.2)	(7.6)

Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(2,698.8)	(806.3)
Discontinued operations	—	271.0
Total	$(2,698.8)	$(535.3)

Cash and cash equivalents and restricted cash:
Beginning of period	$8,180.9	$1,498.3
Net decrease	(2,698.8)	(535.3)
End of period	$5,482.1	$963.0

Cash paid for interest:
Continuing operations	$389.7	$516.1
Discontinued operations	—	177.6
Total	$389.7	$693.7

Net cash paid (received) for taxes:
Continuing operations	$(4.7)	$183.0
Discontinued operations	—	88.3
Total	$(4.7)	$271.3

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$5,440.5	$939.4
Restricted cash included in other current assets and other assets, net	40.5	21.8
Restricted cash included in current and long-term assets of discontinued operations	—	1.8
Cash and cash equivalents classified as held for sale included in other current assets	1.1	—
Total cash and cash equivalents and restricted cash	$5,482.1	$963.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

Our continuing operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) and Ireland through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.8%-owned subsidiary of Liberty Global, and (iii) Switzerland, Poland and Slovakia through various wholly-owned subsidiaries that we collectively refer to as “UPC Holding.” In addition, we own a 50% noncontrolling interest in a 50:50 joint venture between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands.

Through July 31, 2019, we provided residential and B2B communication services in (i) Germany through Unitymedia GmbH (Unitymedia) and (ii) Hungary, the Czech Republic and Romania through UPC Holding B.V. In addition, through May 2, 2019, we provided direct-to-home satellite (DTH) services to residential customers in Hungary, the Czech Republic, Romania and Slovakia through a Luxembourg-based subsidiary of UPC Holding B.V. that we refer to as “UPC DTH.” Accordingly, in the accompanying condensed consolidated statements of operations and cash flows, our operations in Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for the three months ended March 31, 2019. For additional information regarding these dispositions, see note 4.

Unless otherwise indicated, the amounts presented in these notes relate only to our continuing operations.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2019 consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K, as amended (our 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(2)    Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

ASU 2018-15

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires entities to defer implementation costs incurred that are related to the application development stage in a cloud computing arrangement that is a service contract. ASU 2018-15 requires deferred implementation costs to be amortized over the term of the cloud computing arrangement and presented in the same expense line item as the cloud computing arrangement. All other implementation costs are generally expensed as incurred. We adopted ASU 2018-15 on January 1, 2020 on a prospective basis. As a result of the adoption of ASU 2018-15, (i) certain implementation costs that were previously expensed as incurred are now deferred as prepaid expenses and amortized over the term of the cloud computing arrangement and (ii) certain costs associated with developing interfaces between a cloud computing arrangement and internal-use software that were previously capitalized as property and equipment are now deferred as prepaid expenses and amortized over the term of the cloud computing arrangement. The adoption of ASU 2018-15 did not have a significant impact on our consolidated financial statements.

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

ASU 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Statements (ASU 2016-13), which changes the recognition model for credit losses related to assets held at amortized cost. ASU 2016-13 eliminates the threshold that a loss must be considered probable to recognize a credit loss and instead requires an entity to reflect its current estimate of lifetime expected credit losses. We adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis by recording a cumulative effect adjustment of $30.3 million to our accumulated earnings related to increases to our allowances for certain trade and notes receivable.

Recent Accounting Pronouncements

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
March 31, 2020
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $44.2 million and $42.8 million at March 31, 2020 and December 31, 2019, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $23.6 million and $30.6 million as of March 31, 2020 and December 31, 2019, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $790.2 million and $867.1 million as of March 31, 2020 and December 31, 2019, respectively. The decrease in deferred revenue for the three months ended March 31, 2020 is primarily due to $555.6 million of revenue recognized that was included in our deferred revenue balance at December 31, 2019, partially offset by advanced billings in certain markets. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $90.5 million and $92.6 million at March 31, 2020 and December 31, 2019, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $37.7 million and $24.4 million during the three months ended March 31, 2020 and 2019, respectively, to operating costs and expenses related to these assets.

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

Dispositions

Vodafone Disposal Group. On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” After considering debt and working capital adjustments (including cash disposed) and €183.7 million ($205.8 million at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with the Vodafone Disposal Group, we received net cash proceeds of €10.0 billion ($11.1 billion at the applicable rates). Pursuant to the agreement underlying the sale of the Vodafone Disposal Group, we transferred cash to fund

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

certain third-party escrow accounts (the Vodafone Escrow Accounts) pending the fulfillment by our company of certain terms of the agreement. The current and long-term portions of the receivables associated with the Vodafone Escrow Accounts are included in “other current assets” and “other assets, net”, respectively, on our condensed consolidated balance sheet. At March 31, 2020 and December 31, 2019, the aggregate balance of the Vodafone Escrow Accounts was $295.2 million.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services to Vodafone for a period of up to four years. These services principally comprise network and information technology-related functions. During the three months ended March 31, 2020, we recorded revenue of $38.6 million associated with these transitional services.

For information regarding certain tax indemnities we provided in connection with the sale of the Vodafone Disposal Group, see note 16.

UPC DTH. On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of €128.9 million ($144.1 million at the applicable dates).

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. During the three months ended March 31, 2020, we recorded revenue of $0.5 million associated with these transitional services.

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group and UPC DTH are presented as discontinued operations in our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2019. The operating results of Vodafone Disposal Group and UPC DTH for the three months ended March 31, 2019 are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations. For information regarding our basic and diluted weighted average ordinary shares outstanding, see note 15.

	Vodafone Disposal Group	UPC DTH	Total
	in millions

Revenue	$858.7	$27.7	$886.4
Operating income	$495.5	$8.6	$504.1
Earnings before income taxes	$432.1	$7.3	$439.4
Income tax expense	(116.8)	—	(116.8)
Net earnings attributable to Liberty Global shareholders	$315.3	$7.3	$322.6
Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share			$0.43

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2020	December 31, 2019
	in millions
Equity (a):
Long-term:
VodafoneZiggo JV (b)	$3,131.7	$3,174.1
All3Media Group (All3Media)	141.8	172.8
Formula E Holdings Ltd (Formula E)	101.8	105.2
Other	58.2	40.7
Total — equity	3,433.5	3,492.8
Fair value:
Short-term:
Separately-managed accounts (SMAs) (c)	1,640.2	—
Long-term:
SMAs (c)	333.8	—
ITV plc (ITV) — subject to re-use rights (d)	326.2	798.1
ITI Neovision S.A. (ITI Neovision)	111.6	122.4
Lions Gate Entertainment Corp (Lionsgate) (e)	38.6	68.0
Other	323.9	300.7
Total — fair value	2,774.3	1,289.2
Total investments (f)	$6,207.8	$4,782.0
Short-term investments	$1,640.2	$—
Long-term investments	$4,567.6	$4,782.0
_______________

(a)
Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. At March 31, 2020 and December 31, 2019, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $972.4 million and $1,041.0 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivable, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(b)
Amounts include a euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $768.0 million and $786.1 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and matures on January 16, 2028. During the three months ended March 31, 2020, interest accrued on the VodafoneZiggo JV Receivable was $10.8 million, all of which has been cash settled.

(c)
Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of March 31, 2020, all of our investments held under SMAs were classified as available-for-sale debt securities, as further described under Fair Value Investments — Debt Securities below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(d)
The aggregate purchase price paid to acquire our investment in ITV was financed through borrowings under secured borrowing agreements (the ITV Collar Loan). All of the ITV shares we hold are subject to the ITV Collar (as defined in note 6) and pledged as collateral under the ITV Collar Loan. As of March 31, 2020, the fair value of the ITV Collar was a net asset of $1,003.0 million and principal borrowings outstanding under the ITV Collar Loan were $1,341.9 million.

(e)
In connection with our investment in Lionsgate, we have entered into (i) the Lionsgate Forward (as defined in note 6) and (ii) a related borrowing agreement (the Lionsgate Loan). As of March 31, 2020, the fair value of the Lionsgate Forward was a net asset of $45.5 million and principal borrowings outstanding under the Lionsgate Loan were $55.3 million.

(f)	The purchase and sale of investments are presented on a gross basis in our statement of cash flows, including those made by investment managers acting as agents on our behalf.

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended March 31,
	2020	2019
	in millions

ITV	$(471.9)	$24.0
Lionsgate	(29.4)	(0.6)
SMAs	(10.7)	—
ITI Neovision	(8.0)	(4.8)
Other	(8.0)	(14.5)
Total	$(528.0)	$4.1

Debt Securities

We determine the appropriate classification of our investments in debt securities at the time of purchase, and reevaluate such determinations at each balance sheet date. All of our debt securities are classified as available for sale and are reported at fair value, and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair value of certain investments and debt, net, in our consolidated statement of operations. In addition, any interest received on our debt securities is reported as interest income in our consolidated statement of operations. All costs directly associated with the acquisition of debt securities are expensed as incurred. We classify our government bonds within Level 1 of the fair value hierarchy and our corporate debt securities, commercial paper and certificates of deposit within Level 2 of the fair value hierarchy. For further information regarding our fair value measurements, see note 7.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

The following table sets forth the details of our debt securities as of March 31, 2020:

	Amortized cost basis	Unrealized gain (loss)	Fair value
	in millions

Corporate debt securities	$643.7	$(9.9)	$633.8
Commercial paper	572.1	0.1	572.2
Certificates of deposit	249.1	(1.4)	247.7
Government bonds	206.4	0.5	206.9
Other debt securities	313.4	—	313.4
Total debt securities	$1,984.7	$(10.7)	$1,974.0

The fair value of our debt securities as of March 31, 2020 by contractual maturity are shown below (in millions):

Due in one year or less	$1,640.2
Due in one to five years	325.5
Due in five to ten years	8.3
Total (a)	$1,974.0
_______________

(a)	The weighted average life of our total debt securities was 0.6 years as of March 31, 2020.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2020	2019
	in millions

VodafoneZiggo JV (a)	$61.1	$(62.3)
All3Media	(24.9)	(3.7)
Formula E	(1.2)	(0.4)
Other	(1.6)	(4.5)
Total	$33.4	$(70.9)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. Pursuant to an agreement entered into in connection with the formation of the VodafoneZiggo JV (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV on a transitional or ongoing basis (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $46.7 million and $44.4 million during the three months ended March 31, 2020 and 2019, respectively, primarily related to (a) the JV Services and (b) sales of customer premises equipment at a mark-up. In addition, during the three months ended March 31, 2020 and 2019, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of nil and $3.9 million, respectively. At March 31, 2020 and December 31,

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

2019, $50.8 million and $19.3 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing. In light of this competition, as well as regulatory and economic factors (including with respect to COVID-19), we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV’s goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2020	2019
	in millions

Revenue	$1,097.1	$1,093.9
Earnings (loss) before income taxes	$124.9	$(188.8)
Net earnings (loss)	$99.7	$(150.3)

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	$339.9	$1,679.5	$2,019.4	$270.8	$886.4	$1,157.2
Equity-related derivative instruments (c)	307.0	746.7	1,053.7	55.2	608.2	663.4
Foreign currency forward and option contracts	4.4	0.7	5.1	4.6	1.4	6.0
Other	—	0.1	0.1	0.5	0.4	0.9
Total	$651.3	$2,427.0	$3,078.3	$331.1	$1,496.4	$1,827.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

	March 31, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$296.4	$1,045.4	$1,341.8	$389.2	$1,192.3	$1,581.5
Foreign currency forward and option contracts	1.6	—	1.6	1.2	—	1.2
Other	0.3	0.1	0.4	—	—	—
Total	$298.3	$1,045.5	$1,343.8	$390.4	$1,192.3	$1,582.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $66.3 million and ($58.1 million) during the three months ended March 31, 2020 and 2019, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the fair value of (i) the share collar (the ITV Collar) with respect to ITV shares held by our company and (ii) the variable prepaid forward transaction (the Lionsgate Forward) with respect to 833,333 of our voting and 833,334 of our non-voting Lionsgate shares. The fair values of the ITV Collar and the Lionsgate Forward do not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangements.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended March 31,
	2020	2019
	in millions

Cross-currency and interest rate derivative contracts	$842.3	$(87.3)
Equity-related derivative instruments:
ITV Collar	383.4	13.8
Lionsgate Forward	8.3	0.8
Other	(1.3)	0.2
Total equity-related derivative instruments	390.4	14.8
Foreign currency forward and option contracts	5.7	(10.6)
Other	(1.1)	0.3
Total	$1,237.3	$(82.8)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

The net cash received or paid related to our derivative instruments is classified as an operating, investing or financing activity in our condensed consolidated statements of cash flows based on the objective of the derivative instrument and the classification of the applicable underlying cash flows. For derivative contracts that are terminated prior to maturity, the cash paid or received upon termination that relates to future periods is classified as a financing activity. The following table sets forth the classification of the net cash outflows of our derivative instruments:

	Three months ended March 31,
	2020	2019
	in millions

Operating activities	$(213.7)	$(135.5)
Financing activities	(27.4)	(7.1)
Total	$(241.1)	$(142.6)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At March 31, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $858.2 million.

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2020, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2020:

Borrowing group	Notional amount due from counterparty	Notional amount due to counterparty			Weighted average remaining life
	in millions				in years

Virgin Media	$10,857.5		£8,003.6	(a)	5.4
	£2,296.2		$3,300.0	(b)	4.8
	€246.3		$271.1		2.8

UPC Holding	$360.0		€267.9		5.5
	$1,600.0	CHF	1,476.1	(a)	6.2
	€2,618.3	CHF	2,941.4	(a)	4.4
	€707.0	PLN	2,999.5		1.8

Telenet	$3,940.0		€3,489.6	(a)	6.8
	€45.2		$50.0	(b)	4.8
_______________

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2020. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At March 31, 2020, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $2.9 billion.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2020:

	Borrowing group pays fixed rate			Borrowing group receives fixed rate
Borrowing group	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

Virgin Media	$23,644.2	(a)	3.3	$10,846.6 (a)	4.2

UPC Holding	$9,449.4	(a)	4.0	$4,519.4	5.7

Telenet	$3,164.6	(a)	5.0	$1,565.6	3.5
_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

We have entered into various interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future, with each such contract having a life of no more than three years. At the transaction date, the strike rate of each of these contracts was above the corresponding market rate. The following table sets forth certain information regarding our swaptions at March 31, 2020:

Borrowing group	Notional amount	Underlying swap currency	Weighted average option expiration period (a)	Weighted average strike rate (b)
	in millions		in years

Virgin Media	$4,743.5		£1.1	2.36%
	$252.3		€0.8	1.84%
______________

(a)	Represents the weighted average period until the date on which we have the option to enter into the interest rate swap contracts.

(b)	Represents the weighted average interest rate that we would pay if we exercised our option to enter into the interest rate swap contracts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2020:

Borrowing group	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

Virgin Media	$4,510.6	0.3

UPC Holding	$700.0	0.8

Telenet	$2,295.0	0.8

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2020, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1,509.6 million and $1,217.8 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Borrowing group	Increase (decrease) to borrowing costs at March 31, 2020 (a)

Virgin Media	0.12%
UPC Holding	0.13%
Telenet	(0.12)%
Total increase to borrowing costs	0.05%
_______________

(a)	Represents the effect of derivative instruments in effect at March 31, 2020 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2020, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $900.1 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of March 31, 2020 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2020 and 2019, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2020 using:
Description	March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$2,019.4	$—	$2,019.4	$—
Equity-related derivative instruments	1,053.7	—	—	1,053.7
Foreign currency forward and option contracts	5.1	—	5.1	—
Other	0.1	—	0.1	—
Total derivative instruments	3,078.3	—	2,024.6	1,053.7
Investments:
SMAs	1,974.0	520.3	1,453.7	—
Other investments	800.3	364.8	—	435.5
Total investments	2,774.3	885.1	1,453.7	435.5
Total assets	$5,852.6	$885.1	$3,478.3	$1,489.2

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,341.8	$—	$1,330.1	$11.7
Foreign currency forward and option contracts	1.6	—	1.6	—
Other	0.4	—	0.4	—
Total derivative instruments	1,343.8	—	1,332.1	11.7
Debt	43.6	—	43.6	—
Total liabilities	$1,387.4	$—	$1,375.7	$11.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

		Fair value measurements at December 31, 2019 using:
Description	December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,157.2	$—	$1,157.2	$—
Equity-related derivative instruments	663.4	—	—	663.4
Foreign currency forward and option contracts	6.0	—	6.0	—
Other	0.9	—	0.9	—
Total derivative instruments	1,827.5	—	1,164.1	663.4
Investments	1,289.2	869.2	—	420.0
Total assets	$3,116.7	$869.2	$1,164.1	$1,083.4

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,581.5	$—	$1,561.6	$19.9
Foreign currency forward and option contracts	1.2	—	1.2	—
Total derivative instruments	1,582.7	—	1,562.8	19.9
Debt	45.6	—	45.6	—
Total liabilities	$1,628.3	$—	$1,608.4	$19.9

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2020	$420.0	$(19.9)	$663.4	$1,063.5
Gains (losses) included in earnings from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(0.7)	390.4	389.7
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(16.1)	—	—	(16.1)
Additions	34.4	—	—	34.4
Transfers out of Level 3	—	7.3	—	7.3
Foreign currency translation adjustments and other, net	(2.8)	1.6	(0.1)	(1.3)
Balance of net assets (liabilities) at March 31, 2020	$435.5	$(11.7)	$1,053.7	$1,477.5

_______________

(a)	Most of these net gains and losses relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2020.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2020	December 31, 2019
	in millions

Distribution systems	$18,368.4	$19,007.2
Customer premises equipment	4,192.4	4,294.7
Support equipment, buildings and land	5,326.2	5,344.3
Total property and equipment, gross	27,887.0	28,646.2
Accumulated depreciation	(14,776.9)	(14,802.8)
Total property and equipment, net	$13,110.1	$13,843.4

During the three months ended March 31, 2020 and 2019, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of $370.9 million and $508.9 million, respectively, which exclude related value-added taxes (VAT) of $63.6 million and $84.8 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2020 are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2020
	in millions

U.K./Ireland	$7,965.4	$—	$(508.2)	$7,457.2
Switzerland	2,953.2	3.0	1.5	2,957.7
Belgium	2,576.1	5.2	(84.1)	2,497.2
Central and Eastern Europe	557.4	—	(45.0)	512.4
Total	$14,052.1	$8.2	$(635.8)	$13,424.5

If, among other factors, (i) our equity values were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors (including with respect to the recent outbreak of a novel strain of coronavirus or “COVID-19”) were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our condensed consolidated balance sheets, are set forth below:

	March 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$1,031.3	$(806.8)	$224.5	$3,653.9	$(3,363.6)	$290.3
Other	550.1	(284.9)	265.2	563.7	(281.9)	281.8
Total	$1,581.4	$(1,091.7)	$489.7	$4,217.6	$(3,645.5)	$572.1

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2020			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2020	December 31, 2019
		in millions

VM Senior Secured Notes	5.34%	—	$—	$5,672.7	$5,916.9
VM Credit Facilities (c)	3.19%	(d)	1,239.8	5,322.9	5,473.3
VM Senior Notes	5.35%	—	—	1,568.2	1,583.8
Telenet Credit Facility (e)	2.55%	€505.0	554.0	3,512.8	3,541.4
Telenet Senior Secured Notes	4.71%	—	—	1,658.3	1,673.7
UPCB SPE Notes	3.80%	—	—	1,250.7	2,420.1
UPC Holding Bank Facility (f)	3.40%	€990.1	1,086.2	1,138.8	—
UPC Holding Senior Notes	4.61%	—	—	1,187.0	1,202.3
Vendor financing (g)	4.05%	—	—	3,609.6	3,748.2
ITV Collar Loan	0.90%	—	—	1,341.9	1,435.5
Derivative-related debt instruments (h)	4.11%	—	—	76.8	81.1
Other (i)	3.93%	—	—	546.6	571.8
Total debt before deferred financing costs, discounts and premiums (j)	3.90%		$2,880.0	$26,886.3	$27,648.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2020	December 31, 2019
	in millions

Total debt before deferred financing costs, discounts and premiums	$26,886.3	$27,648.1
Deferred financing costs, discounts and premiums, net	(68.5)	(82.7)
Total carrying amount of debt	26,817.8	27,565.4
Finance lease obligations (note 10)	580.7	617.1
Total debt and finance lease obligations	27,398.5	28,182.5
Current maturities of debt and finance lease obligations	(3,942.8)	(3,877.2)
Long-term debt and finance lease obligations	$23,455.7	$24,305.3

_______________

(a)
Represents the weighted average interest rate in effect at March 31, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 4.12% at March 31, 2020. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2020, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders, except as shown in the table below. In the following table, we present (i) for each subsidiary where the ability to borrow is limited, the actual borrowing availability under the respective facility and (ii) for each subsidiary where the ability to make loans or distributions from this availability is limited, the amount that can be loaned or distributed to Liberty Global or its subsidiaries or other equity holders. The amounts presented below reflect any applicable restrictions in effect at March 31, 2020, both before and after completion of the relevant March 31, 2020 compliance reporting requirements, but do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2020, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility. For information regarding certain financing transactions completed subsequent to March 31, 2020 that could have an impact on the availability to be borrowed, loaned or distributed, see footnotes (e) and (f) below.

	March 31, 2020		Upon completion of relevant March 31, 2020 compliance reporting requirements
	Borrowing currency	U.S. $ equivalent	Borrowing currency	U.S. $ equivalent
	in millions
Limitation on availability to be borrowed under (1):
VM Credit Facilities	£921.6	$1,142.6	£761.7	$944.3
UPC Holding Bank Facility	€828.8	$909.3	€652.0	$715.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

_______________

(1)	The VM Credit Facilities and the UPC Holding Bank Facility have no additional restriction to loan or distribute from this availability.

(c)
Amounts include £68.0 million ($84.3 million) and £103.6 million ($128.4 million) at March 31, 2020 and December 31, 2019, respectively, of borrowings pursuant to excess cash facilities under the VM Credit Facilities. These borrowings are owed to certain non-consolidated special purpose financing entities that have issued notes to finance the purchase of receivables due from Virgin Media to certain other third parties for amounts that Virgin Media and its subsidiaries have vendor financed. To the extent the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund these excess cash facilities.

(d)	Unused borrowing capacity under the VM Revolving Facility relates to a multi-currency revolving facility with maximum borrowing capacity equivalent to £1,000.0 million ($1,239.8 million).

(e)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €400.0 million ($438.9 million) under Telenet Facility AG, (ii) €60.0 million ($65.8 million) under Telenet Facility AP, (iii) €25.0 million ($27.4 million) under the Telenet Overdraft Facility and (iv) €20.0 million ($21.9 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2020. Subsequent to March 31, 2020, certain lenders under the Telenet Credit Facility agreed to extend and reprice their commitments and as a result, Telenet Facility AG and Telenet Facility AP were cancelled in full and replaced with a single revolving facility (the Telenet Revolving Facility I). The Telenet Revolving Facility I provides for a maximum borrowing capacity equivalent to €510.0 million ($559.5 million), bears interest at a rate of EURIBOR + 2.25%, is subject to a EURIBOR floor of 0.0% and has a final maturity date of May 31, 2026.

(f)
Unused borrowing capacity under the UPC Holding Bank Facility relates to €990.1 million ($1,086.2 million) of borrowing capacity under UPC Facility AM, which was undrawn at March 31, 2020. Subsequent to March 31, 2020, as a result of the sale of certain entities within the UPC Holding borrowing group and an associated reduction in the outstanding debt and Adjusted OIBDA (as defined and described in note 16) of the remaining UPC Holding borrowing group, certain lenders under UPC Facility AM agreed to extend and reprice their commitments and as a result, UPC Facility AM was cancelled in full and replaced with a new revolving facility (the UPC Revolving Facility). The UPC Revolving Facility provides for a maximum borrowing capacity equivalent to €500.0 million ($548.5 million), bears interest at a rate of EURIBOR + 2.5% and has a final maturity date of May 31, 2026.

(g)
Represents amounts owed pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These obligations are generally due within one year and include VAT that was also financed under these arrangements. Repayments of vendor financing obligations are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(h)
Includes amounts associated with certain derivative-related borrowing instruments, including $43.6 million and $45.6 million at March 31, 2020 and December 31, 2019, respectively, carried at fair value. These instruments mature at various dates through January 2025. For information regarding fair value hierarchies, see note 7.

(i)
As of March 31, 2020 and December 31, 2019, amounts include (i) $248.0 million and $264.6 million, respectively, of debt collateralized by certain trade receivables of Virgin Media and (ii) principal borrowings outstanding under the Lionsgate Loan of $55.3 million in each of the respective periods.

(j)
As of March 31, 2020 and December 31, 2019, our debt had an estimated fair value of $25.7 billion and $28.4 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Financing Transactions - General Information

At March 31, 2020, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise Virgin Media, UPC Holding and Telenet, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first three months of 2020. A portion of our financing transactions may include non-cash borrowings and repayments. During the three months ended March 31, 2020 and 2019, non-cash borrowings and repayments aggregated $3.5 billion and nil, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Telenet Financing Transactions

In January 2020, Telenet entered into (i) a $2,295.0 million term loan facility (Telenet Facility AR) and (ii) a €1,110.0 million ($1,217.8 million) term loan facility (Telenet Facility AQ). Telenet Facility AR was issued at 99.75% of par, matures on April 30, 2028 and bears interest at a rate of LIBOR + 2.0%, subject to a LIBOR floor of 0.0%. Telenet Facility AQ was issued at par, matures on April 30, 2029 and bears interest at a rate of EURIBOR + 2.25%, subject to a EURIBOR floor of 0.0%. The net proceeds from Telenet Facility AR and Telenet Facility AQ, together with existing cash, were used to prepay in full (a) the $2,295.0 million outstanding principal amount under Telenet Facility AN and (b) the €1,110.0 million outstanding principal amount under Telenet Facility AO. In connection with these transactions, Telenet recognized a net loss on debt extinguishment of $18.9 million related to the write-off of unamortized deferred financing costs, discounts and premiums.

UPC Holding Financing Transactions

In January 2020, UPC Holding entered into (i) a $700.0 million term loan facility (UPC Facility AT) and (ii) a €400.0 million ($438.8 million) term loan facility (UPC Facility AU). UPC Facility AT was issued at 99.75% of par, matures on April 30, 2028 and bears interest at a rate of LIBOR + 2.25%, subject to a LIBOR floor of 0.0%. UPC Facility AU was issued at 99.875% of par, matures on April 30, 2029 and bears interest at a rate of EURIBOR + 2.5%, subject to a EURIBOR floor of 0.0%. The net proceeds from UPC Facility AT and UPC Facility AU were used to prepay in full the $1,140.0 million outstanding principal amount under UPC Facility AL, together with accrued and unpaid interest and the related prepayment premiums, which was owed to UPCB Finance IV and, in turn, UPCB Finance IV used such proceeds to redeem in full the $1,140.0 million outstanding principal amount of UPCB Finance IV Dollar Notes. In connection with this transaction, UPC Holding recognized a loss on debt extinguishment of $35.6 million related to (a) the payment of $30.7 million of redemption premiums and (b) the write-off of $4.9 million of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Maturities of Debt

Maturities of our debt as of March 31, 2020 are presented below for the named entity and its subsidiaries, unless otherwise noted. Amounts represent U.S. dollar equivalents based on March 31, 2020 exchange rates:

	Virgin Media	UPC Holding (a)	Telenet	Other (b)	Total
	in millions
Year ending December 31:
2020 (remainder of year)	$2,013.1	$563.3	$399.3	$241.2	$3,216.9
2021	328.1	59.2	55.9	996.8	1,440.0
2022	251.2	—	12.1	376.4	639.7
2023	123.4	—	11.8	53.2	188.4
2024	769.8	—	11.8	12.1	793.7
2025	1,571.7	—	12.0	0.5	1,584.2
Thereafter	10,265.1	3,576.5	5,181.8	—	19,023.4
Total debt maturities (c)	15,322.4	4,199.0	5,684.7	1,680.2	26,886.3
Deferred financing costs, discounts and premiums, net	(19.1)	(21.0)	(18.5)	(9.9)	(68.5)
Total debt	$15,303.3	$4,178.0	$5,666.2	$1,670.3	$26,817.8
Current portion	$2,311.9	$622.5	$442.3	$500.4	$3,877.1
Noncurrent portion	$12,991.4	$3,555.5	$5,223.9	$1,169.9	$22,940.7
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)
Amounts include $1,341.9 million related to the ITV Collar Loan. The ITV Collar Loan has maturity dates ranging from 2020 to 2022 consistent with the ITV Collar (see notes 5 and 6). We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan.

(c)	Amounts include vendor financing obligations of $3,609.6 million, as set forth below:

	Virgin Media (1)	UPC Holding	Telenet	Other	Total
	in millions
Year ending December 31:
2020 (remainder of year)	$1,931.4	$563.3	$321.5	$56.2	$2,872.4
2021	328.1	59.2	43.4	84.8	515.5
2022	28.2	—	—	76.2	104.4
2023	26.9	—	—	53.2	80.1
2024	21.5	—	—	12.1	33.6
2025	3.1	—	—	0.5	3.6
Total vendor financing maturities	$2,339.2	$622.5	$364.9	$283.0	$3,609.6
Current portion	$2,230.1	$622.5	$364.9	$86.3	$3,303.8
Noncurrent portion	$109.1	$—	$—	$196.7	$305.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

_______________

(1)
Certain third-party special purpose financing entities (the VM SPEs) that are not consolidated by Virgin Media or Liberty Global have issued an aggregate £1,200.0 million ($1,487.7 million) in notes with maturities ranging from 2023 to 2024. The net proceeds from these notes are used by the VM SPEs to purchase from various third parties certain vendor financed receivables owed by Virgin Media and its subsidiaries. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund an excess cash facility under a credit facility of Virgin Media. The VM SPEs can request the excess cash facility be repaid by Virgin Media as additional vendor financed receivables become available for purchase.

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and liabilities is set forth below:

	March 31, 2020	December 31, 2019
	in millions

ROU assets:
Finance leases (a)	$501.1	$531.0
Operating leases (b)	505.3	512.7
Total ROU assets	$1,006.4	$1,043.7

Lease liabilities:
Finance leases (c)	$580.7	$617.1
Operating leases (d)	524.8	545.1
Total lease liabilities	$1,105.5	$1,162.2
_______________

(a)
Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2020, the weighted average remaining lease term for finance leases was 23.6 years and the weighted average discount rate was 6.1%. During the three months ended March 31, 2020 and 2019, we recorded additions to our finance lease ROU assets of $11.1 million and $12.2 million, respectively.

(b)
Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At March 31, 2020, the weighted average remaining lease term for operating leases was 7.9 years and the weighted average discount rate was 3.8%. During the three months ended March 31, 2020 and 2019, we recorded additions to our operating lease ROU assets of $33.9 million and $3.5 million, respectively.

(c)
The current and long-term portions of our finance lease liabilities are included within current portion of debt and finance lease liabilities and long-term debt and finance lease liabilities, respectively, on our condensed consolidated balance sheets.

(d)
The current and long-term portions of our operating lease liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2020	2019
	in millions
Finance lease expense:
Depreciation and amortization	$21.7	$22.7
Interest expense	8.1	8.1
Total finance lease expense	29.8	30.8
Operating lease expense (a)	35.8	33.2
Short-term lease expense (a)	1.8	1.9
Variable lease expense (b)	1.3	1.1
Total lease expense	$68.7	$67.0
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2020	2019
	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$38.9	$35.7
Operating cash outflows from finance leases	8.1	8.1
Financing cash outflows from finance leases	39.2	18.1
Total cash outflows from operating and finance leases	$86.2	$61.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Maturities of our operating and finance lease liabilities as of March 31, 2020 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2020 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2020 (remainder of year)	$87.3	$75.4
2021	100.5	99.3
2022	83.5	100.1
2023	71.3	99.1
2024	59.3	56.5
2025	45.3	52.1
Thereafter	164.6	396.4
Total payments	611.8	878.9
Less: present value discount	(87.0)	(298.2)
Present value of lease payments	$524.8	$580.7
Current portion	$107.9	$65.7
Noncurrent portion	$416.9	$515.0

(11)    Income Taxes

Income tax expense attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended March 31,
	2020	2019
	in millions

Computed “expected” tax benefit (expense) (a)	$(192.1)	$53.0
Non-deductible or non-taxable foreign currency exchange results	153.6	33.0
Change in valuation allowances	(88.7)	(12.6)
Tax benefit associated with technology innovation (b)	44.8	—
Enacted tax law and rate changes	36.1	(9.4)
Non-deductible or non-taxable interest and other items	(20.4)	(22.8)
International rate differences (c)	(16.1)	12.2
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (d)	3.1	(79.1)
Other, net	(0.4)	(2.1)
Total income tax expense	$(80.1)	$(27.8)
_______________

(a)
The statutory or “expected” tax rates are the U.K. rates of 17.5% for the 2020 period and 19.0% for the 2019 period. The statutory rate for the 2020 period represents the blended rate in effect for the year ended December 31, 2020 based on the 19.0% statutory rate that was in effect for the first quarter of 2020 and the 17.0% statutory rate that is in effect for the remainder of 2020. In March 2020, it was announced that the U.K. corporate tax rate will remain at 19.0% and not reduce to 17.0% from April 1, 2020. The U.K. rate change has yet to be enacted; therefore, the impact on our deferred tax balances will not be recorded until the quarter of enactment.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(b)	Amount reflects the recognition of the innovation income tax deduction in Belgium, including the one-time effect of deductions related to prior periods.

(c)	Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

(d)
These amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates including the effects of foreign earnings.

As of March 31, 2020, our unrecognized tax benefits of $647.7 million included $521.5 million of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2020. The amount of any such reductions could range up to $274.0 million, of which substantially all would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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

(12)    Equity

Share Repurchases. During the three months ended March 31, 2020, we repurchased (i) 9,000 shares of our class A ordinary shares at an average price per share of $16.33 and (ii) 13,452,600 shares of our class C ordinary shares at an average price per share of $16.71, for an aggregate purchase price of $224.4 million, including direct acquisition costs. In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases. At March 31, 2020, the remaining amount authorized for share repurchases was $842.7 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2020	2019
	in millions
Liberty Global:
Performance-based incentive awards (a)	$27.7	$29.9
Non-performance based incentive awards	18.3	22.0
Other (b)	6.2	9.9
Total Liberty Global	52.2	61.8
Other	3.0	5.5
Total	$55.2	$67.3
Included in:
Other operating expense	$0.7	$0.9
SG&A expense	54.5	66.4
Total	$55.2	$67.3
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs), (ii) a challenge performance award plan for certain executive officers and key employees (the 2019 Challenge Performance Awards), which included performance-based share appreciation rights (PSARs) and PSUs, and (iii) for the 2020 period, the performance-based portion of a performance award granted to our Chief Executive Officer in April 2019 (the 2019 CEO Performance Award).

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

The following table provides the aggregate number of options, share appreciation rights (SARs) and PSARs with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2020:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	20,474,598	$30.13	46,274,632	$28.71
Exercisable	11,845,481	$32.43	28,610,972	$30.29

Held by former Liberty Global employees:
Outstanding	1,494,806	$33.98	3,344,700	$32.09
Exercisable	1,440,609	$33.94	3,236,327	$32.02

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of March 31, 2020:

	Class A	Class B	Class C
Held by Liberty Global employees:
RSUs	471,979	—	938,931
PSUs	3,395,295	1,330,000	6,790,516
Held by former Liberty Global employees:
RSUs	2,191	—	4,365
PSUs	47,671	—	95,340

(14) Restructuring Liability

A summary of changes in our restructuring liabilities during the three months ended March 31, 2020 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2020	$19.1	$2.2	$10.6	$31.9
Restructuring charges	19.8	0.4	1.0	21.2
Cash paid	(21.7)	(0.3)	(3.3)	(25.3)
Foreign currency translation adjustments and other	(0.5)	(0.1)	(0.5)	(1.1)
Restructuring liability as of March 31, 2020	$16.7	$2.2	$7.8	$26.7

Current portion	$15.3	$1.9	$2.9	$20.1
Noncurrent portion	1.4	0.3	4.9	6.6
Total	$16.7	$2.2	$7.8	$26.7

Our restructuring charges during the three months ended March 31, 2020 included employee severance and termination costs related to certain reorganization activities of $12.7 million in Switzerland, $3.8 million in U.K./Ireland and $3.0 million in Central and Corporate.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(15)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, RSUs, PSARs and PSUs) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended
	March 31,
	2020	2019
	in millions

Numerator:
Earnings (loss) from continuing operations	$1,017.7	$(306.9)
Net earnings from continuing operations attributable to noncontrolling interests	(67.9)	(8.7)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders (basic and diluted EPS computation)	$949.8	$(315.6)

Denominator:
Weighted average ordinary shares outstanding (basic EPS computation)	630,472,769	742,090,960
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	1,305,793	—
Weighted average ordinary shares outstanding (diluted EPS computation)	631,778,562	742,090,960

A total of 59.7 million options, SARs and RSUs and 22.2 million PSARs and PSUs were excluded from the calculation of diluted earnings per share during the three months ended March 31, 2020 because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

We reported a loss from continuing operations attributable to Liberty Global shareholders for the three months ended March 31, 2019. Therefore, the potentially dilutive effect at March 31, 2019 of the following items was not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such period because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 57.6 million and (ii) the aggregate number of shares issuable pursuant to PSARs and PSUs of 25.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2020. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2020 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	in millions

Programming commitments	$857.7	$823.7	$337.1	$21.9	$13.8	$13.9	$15.8	$2,083.9
Network and connectivity commitments	574.0	332.7	123.1	53.8	39.6	37.5	681.1	1,841.8
Purchase commitments	552.2	219.5	56.9	30.0	16.9	24.5	—	900.0
Other commitments	19.3	7.1	3.1	0.5	0.4	0.4	1.1	31.9
Total	$2,003.2	$1,383.0	$520.2	$106.2	$70.7	$76.3	$698.0	$4,857.6

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs aggregated $468.2 million and $437.4 million during the three months ended March 31, 2020 and 2019, respectively.

Network and connectivity commitments include (i) Telenet’s commitments for certain operating costs associated with its leased network, (ii) service commitments associated with our network extension projects, primarily in the U.K. and (iii) commitments associated with our mobile virtual network operator (MVNO) agreements, primarily in the U.K. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our MVNO commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2020 and 2019, see note 6.

We also have commitments pursuant to agreements with, and obligations imposed by, franchise authorities and municipalities, which may include obligations in certain markets to move aerial cable to underground ducts or to upgrade, rebuild or extend

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. In June 2019, Proximus filed an appeal of the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($21.9 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposed a 17% interim price reduction in monthly wholesale cable access prices for an interim period. On July 5, 2019, the Belgium Regulatory Authorities published for consultation a draft decision regarding “reasonable access tariffs” that will replace the interim prices. As applicable to Telenet, the proposed tariffs represent an estimated additional 25% reduction compared to the interim prices. In September 2019, Telenet submitted its comments to the Belgium Regulatory Authorities opposing the “reasonable access tariffs.” On April 6, 2020, the Belgium Regulatory Authorities notified the European Commission of a modified draft decision regarding “reasonable access tariffs” that represents, depending on the speed tier, an estimated increase of up to 25%, as compared to the July 5, 2019 draft rates. Adoption of a final decision and application of new tariffs is likely to occur in the second or third quarter of 2020.

The 2018 Decision aims to, and in its application, may strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any resale access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet considers the 2018 Decision to be inconsistent with the principle of technology-neutral regulation and the European Single Market Strategy to stimulate further investments in broadband networks. Telenet challenged the 2018 Decision in the Brussels Court of Appeal. In September 2019, the Brussels Court of Appeal upheld the 2018 Decision, and consequently, the above-mentioned obligations stemming from the 2018 Decision remain in place. Telenet is currently considering whether to appeal the decision further.
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities (HMRC). HMRC claimed that amounts charged to certain Virgin Media customers for payment handling services are subject to VAT, while Virgin Media took the position that such charges were exempt from VAT under existing law. At the time of HMRC’s initial challenge in 2009, Virgin Media remitted all related VAT amounts claimed by HMRC, and continued to make such VAT payments pending a ruling on Virgin Media’s appeal to the First Tier Tribunal. As the likelihood of loss was not considered probable and Virgin Media believed that the amounts paid would be recoverable, such amounts were recorded as a receivable on our consolidated balance sheet. In January 2020, the First Tier Tribunal rejected our appeal and ruled in favor of HMRC. Accordingly, during the fourth quarter of 2019 we recorded a net provision for litigation of £41.3 million ($54.0 million at the applicable rate). Virgin Media is seeking permission to appeal the case to the Upper Tribunal and the timing of the final outcome of the litigation matter remains uncertain.

In a separate matter, on March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. HMRC issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), comprising (i) the challenged amount of £63.7 million (which we paid during the fourth quarter of 2015) and (ii) related interest of £3.3 million (which we paid during the first quarter of 2016). No provision was recorded by our company at that time as the likelihood of loss was not considered to be probable. The aggregate amount paid does not include penalties, which could be significant in the event that penalties were to be assessed. In September 2018, the court rejected our appeal and ruled in favor of HMRC. Accordingly, during the third quarter of 2018, we recorded a provision for litigation of £63.7 million ($83.1 million at the average rate for the period) and related interest expense of £3.3 million ($4.4 million at the average rate for the period) in our condensed consolidated statement of operations. The First Tier Tribunal gave permission to appeal to the Upper Tribunal and we submitted grounds for appeal on February 22, 2019. In April 2020, the Upper Tribunal rejected our appeal, ruling in favor of HMRC. Virgin Media is currently seeking permission to appeal to the Court of Appeal; however, no assurance can be given as to the ultimate outcome of this matter.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of approximately €70.5 million ($77.3 million) together with an invitation to engage in amicable discussions to resolve the matter in a time and cost effective manner. We since received further asserted claims of approximately €20.6 million ($22.6 million). Discussions regarding the claims are preliminary and no amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated, (ii) there are significant factual matters to be resolved and (iii) the matter is in a preliminary stage and we have yet to engage in detail with the UPC Austria Sale Counterparties. The acquisition agreement provides for arbitration of disputes in the event the parties are unable to resolve any differences. We intend to vigorously defend this matter.

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2019, we expect the aggregate amount of this increase will be approximately £17 million ($21 million) in 2020. Beyond 2020, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government.

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

In late February 2020, we became aware that one of our databases did not have adequate access security protection and was accessed without permission. We immediately took remedial actions, ceased access to the database and commenced an investigation. The information in the database did not include any individual’s passwords or financial details, such as credit card information, or bank account numbers. We have taken steps to inform those individuals impacted and relevant regulatory authorities. The database had information pertaining to approximately 900,000 individuals (including customers and non-customers), representing a number that would be less than 15% of our total customer base. We do not expect this incident to have a material adverse impact on our results of operations, cash flows or financial condition for any fiscal period and given the preliminary nature of the matter we are unable to provide a meaningful estimate of a possible range of loss, if any.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

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

As of March 31, 2020, our reportable segments are as follows:

Consolidated:
•U.K./Ireland
•Belgium
•Switzerland
•Central and Eastern Europe

Nonconsolidated:
•VodafoneZiggo JV

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

Our central and corporate functions (Central and Corporate) primarily include (i) revenue earned from services provided to the VodafoneZiggo JV and various third parties related to transitional service agreements, (ii) revenue from sales of customer premises equipment to the VodafoneZiggo JV, (iii) costs associated with certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions, and (iv) less significant consolidated operating segments that provide programming and other services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

During the fourth quarter of 2019, we changed the presentation of certain costs related to our centrally-managed technology and innovation function. These costs, which were previously included in Central and Corporate, are now allocated to our consolidated reportable segments. This change, which we refer to as the “Centrally-held Cost Allocation,” was made as a result of internal changes with respect to the way in which our chief operating decision maker evaluates the Adjusted OIBDA of our operating segments. Segment information for the three months ended March 31, 2019 has been revised to reflect this change. The following table provides a summary of the impact on the Adjusted OIBDA of our consolidated reportable segments and Central and Corporate that resulted from the Centrally-held Cost Allocation.

	Three months ended March 31,
	2020	2019
	in millions
Increase (decrease) to Adjusted OIBDA:
U.K./Ireland	$(12.1)	$(16.1)
Switzerland	(4.8)	(6.8)
Central and Eastern Europe	(2.5)	(3.5)
Central and Corporate	19.4	26.4
Total Liberty Global	$—	$—

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

	Revenue
	Three months ended March 31,
	2020	2019
	in millions

U.K./Ireland	$1,620.6	$1,661.3
Belgium	718.1	711.9
Switzerland	316.8	316.0
Central and Eastern Europe	119.1	119.1
Central and Corporate	101.2	60.7
Intersegment eliminations (a)	—	(1.0)
Total	$2,875.8	$2,868.0

VodafoneZiggo JV	$1,097.1	$1,093.9

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

	Adjusted OIBDA
	Three months ended March 31,
	2020	2019 (a)
	in millions

U.K./Ireland	$655.4	$692.2
Belgium	331.6	339.0
Switzerland	134.1	156.3
Central and Eastern Europe	54.3	53.7
Central and Corporate	(25.1)	(59.3)
Intersegment eliminations (b)	—	1.4
Total	$1,150.3	$1,183.3

VodafoneZiggo JV	$502.8	$493.8

_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as described above.

(b)	Amounts for the 2019 period are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

The following table provides a reconciliation of Adjusted OIBDA from continuing operations to earnings (loss) from continuing operations before income taxes:

	Three months ended March 31,
	2020	2019
	in millions

Adjusted OIBDA from continuing operations	$1,150.3	$1,183.3
Share-based compensation expense	(55.2)	(67.3)
Depreciation and amortization	(783.5)	(939.6)
Impairment, restructuring and other operating items, net	(31.0)	(70.9)
Operating income	280.6	105.5
Interest expense	(313.3)	(367.3)
Realized and unrealized gains (losses) on derivative instruments, net	1,237.3	(82.8)
Foreign currency transaction gains, net	391.7	138.6
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	(529.8)	(8.2)
Losses on debt extinguishment, net	(54.5)	(0.5)
Share of results of affiliates, net	33.4	(70.9)
Other income, net	52.4	6.5
Earnings (loss) from continuing operations before income taxes	$1,097.8	$(279.1)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
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

	Three months ended March 31,
	2020	2019
	in millions

U.K./Ireland	$346.6	$395.3
Belgium	141.6	141.7
Switzerland	69.2	58.6
Central and Eastern Europe	18.9	21.7
Central and Corporate (a)	78.1	81.3
Total property and equipment additions	654.4	698.6
Assets acquired under capital-related vendor financing arrangements	(370.9)	(508.9)
Assets acquired under finance leases	(11.1)	(12.2)
Changes in current liabilities related to capital expenditures	75.4	153.8
Total capital expenditures, net	$347.8	$331.3

Capital expenditures, net:
Third-party payments	$348.3	$371.6
Proceeds received for transfers to related parties (b)	(0.5)	(40.3)
Total capital expenditures, net	$347.8	$331.3

Property and equipment additions - VodafoneZiggo JV	$245.4	$192.1
_______________

(a)
Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments.

(b)	Primarily relates to transfers of centrally-procured property and equipment to the VodafoneZiggo JV and our discontinued operations, as applicable.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2020	2019
	in millions
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$796.8	$802.8
Video	683.1	692.1
Fixed-line telephony	338.2	368.8
Total subscription revenue	1,818.1	1,863.7
Non-subscription revenue	53.0	54.0
Total residential cable revenue	1,871.1	1,917.7
Residential mobile revenue (c):
Subscription revenue (b)	235.9	228.0
Non-subscription revenue	145.3	156.7
Total residential mobile revenue	381.2	384.7
Total residential revenue	2,252.3	2,302.4
B2B revenue (d):
Subscription revenue	124.6	113.8
Non-subscription revenue	349.5	372.0
Total B2B revenue	474.1	485.8
Other revenue (e)	149.4	79.8
Total	$2,875.8	$2,868.0
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

(d)
B2B subscription revenue represents revenue from services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (i) revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators and (ii) revenue from long-term leases of portions of our network.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2020
(unaudited)

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) revenue earned from transitional and other services provided to various third parties, (iii) revenue from De Vijver Media and (iv) broadcasting revenue in Ireland.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2020	2019
	in millions

U.K.	$1,496.4	$1,533.5
Belgium	718.1	711.9
Switzerland	316.8	316.0
Ireland	124.2	127.8
Poland	106.7	106.7
Slovakia	12.4	12.4
Other, including intersegment eliminations	101.2	59.7
Total	$2,875.8	$2,868.0

VodafoneZiggo JV (the Netherlands)	$1,097.1	$1,093.9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2020 and 2019.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2020.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of the recent outbreak of the novel coronavirus (COVID-19) on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K and this Quarterly Report on Form 10-Q, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

•	our ability to manage rapid technological changes;

•	our ability to maintain or increase the number of subscriptions to our broadband internet, cable television, fixed-line telephony and mobile service offerings and our average revenue per household;

•	our ability to provide satisfactory customer service, including support for new and evolving products and services;

•	our ability to maintain or increase rates to our subscribers or to pass through increased costs to our subscribers;

•	the impact of our future financial performance, or market conditions generally, on the availability, terms and deployment of capital;

•	changes in, or failure or inability to comply with, government regulations in the countries in which we or our affiliates operate and adverse outcomes from regulatory proceedings;

•	government intervention that requires opening our broadband distribution networks to competitors, such as the obligations imposed in Belgium;

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

•
events that are outside of our control, such as political unrest in international markets, terrorist attacks, malicious human acts, natural disasters, pandemics or epidemics (such as COVID-19) and other similar events.

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

As further described in note 4 to our condensed consolidated financial statements, we (i) completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations) on July 31, 2019 and (ii) completed the sale of the operations of UPC DTH on May 2, 2019. Accordingly, our operations in Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH for the three months ended March 31, 2019 are presented as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Operations

At March 31, 2020, our continuing operations owned and operated networks that passed 25,879,100 homes and served 10,711,800 fixed-line customers and 6,362,600 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first three months of 2020, pursuant to the Network Extensions, our continuing operations connected approximately 123,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 93,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of these programs, the Network Extensions may be continued, modified or cancelled at our discretion.

Impact of COVID-19

In March 2020, the World Health Organization declared the recent outbreak of COVID-19 to be a global pandemic. In response to the COVID-19 pandemic, emergency measures have been imposed by governments worldwide, including travel restrictions, restrictions on social activity and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In accordance with government mandates or recommended guidelines, as well as our desire to protect the health and safety of our employees, customers and communities, we temporarily closed many of our retail stores in mid-March 2020, and most of these retail stores continue to remain closed. In addition, on March 16, 2020, most of our office personnel began working remotely, and we are actively developing new policies and guidelines across all our operations that will be implemented prior to returning our employees to our office buildings. We have also taken a number of commercial initiatives in response to the pandemic with respect to our product and service offerings, including (i) free-of-charge speed upgrades for many of our broadband internet customers, (ii) the offering of unlimited minutes to many of our postpaid mobile subscribers, (iii) increases in the number of available kids channels, as well as the offering of several free movies and television series to many of our video subscribers, (iv) modifications to our disconnection policies for non-paying customers, including (a) extended time periods for delinquent accounts before we commence service restrictions or disconnections and (b) the temporary suspension of certain late payment charges, and (v) the temporary pausing of certain sports subscription charges.

The facts and circumstances surrounding the COVID-19 pandemic continue to change rapidly and, accordingly, the ultimate impact that COVID-19 will have on the global economy and our company is highly uncertain and impossible to predict. To date, our company has not experienced an overall material adverse impact from the COVID-19 pandemic, as demand for the products and services that we provide has increased following the stay-at-home and remote work restrictions or recommendations that have been implemented throughout the countries in which we operate. In this regard, our residential net customer losses during the first quarter of 2020 were generally in line with our expectations, as declines in gross residential customer additions were largely offset by reductions in residential churn rates across all our markets. Although we have not yet experienced any material adverse impact to cash collections from our residential or B2B customers, the risk that certain customers will be unable to continue to pay for our services in future periods will increase to the extent that the current economic disruption is prolonged. For additional information regarding the impact of COVID-19 on our results of operations for the three months ended March 31, 2020, see Discussion and Analysis of our Reportable Segments below.

As our residential and business customers navigate through the COVID-19 pandemic, the connectivity that our broadband networks allow has been essential, and demand for the products and services that we provide has increased. This has resulted in a significant increase in data consumption by our customers, as well as the extension of peak traffic times, which were previously concentrated during evening hours and now span the majority of the day. Notwithstanding these increased traffic levels, our networks have continued to perform exceptionally well, and our technicians have and will continue to work diligently to ensure the reliability of our networks. It is possible that our inventory levels with respect to certain customer premises equipment could be impacted by supply chain issues in China, particularly if the current economic disruption were to worsen or continue for extended periods. Similarly, it is likely that the timing of certain of our new build programs will to some extent be delayed as a result of the COVID-19 pandemic, as we focus on the maintenance of our networks in order to continue to meet the needs of our existing residential and B2B customers.

As indicated above, the COVID-19 pandemic has caused significant distress in global financial markets that could have an adverse impact on our company. However, we currently believe our financial risks are mitigated by several factors, including the following: (i) our access to our cash and cash equivalents and short-term investments has not been impaired during the three months ended March 31, 2020, (ii) we do not currently perceive a significant risk of a credit event that would impair our cash holdings, derivative assets or restrict available credit facilities, (iii) we continue to maintain a strong balance sheet, with over 70% of our debt not due until 2026 or later, (iv) our credit facilities do not contain maintenance-based leverage covenants, with the exception of any revolving facilities that are drawn in excess of 40% of total availability (such revolving facilities were undrawn at March 31, 2020), and (v) our derivative instruments provide protection against adverse changes in financial markets, such as the weakening of the British pound sterling and declines in the value of certain of our fair value investments. In addition, we have implemented enhanced risk monitoring procedures at this time of heightened market volatility.

While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, an extended period of global economic disruption could have a material adverse impact on our business, financial condition and results of operations in future periods.

Competition and Other External Factors

We are experiencing competition in all of the markets in which we or our affiliates operate. This competition, together with macroeconomic and regulatory factors, has adversely impacted our revenue, number of customers and/or average monthly subscription revenue per fixed-line customer or mobile subscriber, as applicable (ARPU). For additional information regarding the revenue impact of changes in fixed-line customers and ARPU of our consolidated reportable segments, see Discussion and Analysis of our Reportable Segments below.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2020 was to the British pound sterling and euro as 52.0% and 33.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted OIBDA of our consolidated reportable segments for the three months ended March 31, 2020 and 2019. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted OIBDA margins of our consolidated reportable segments for three months ended March 31, 2020 and 2019 at the end of this section.

Revenue of our Consolidated Reportable Segments

General. While not specifically discussed in the below explanations of the changes in the revenue of our consolidated reportable segments, we are experiencing competition in all of our markets. This competition has an adverse impact on our ability to increase or maintain our total number of customers and/or our ARPU.

Variances in the subscription revenue that we receive from our customers are a function of (i) changes in the number of our fixed-line customers or mobile subscribers outstanding during the period and (ii) changes in ARPU. Changes in ARPU can be attributable to (a) changes in prices, (b) changes in bundling or promotional discounts, (c) changes in the tier of services selected, (d) variances in subscriber usage patterns and (e) the overall mix of cable and mobile products within a segment during the period.

Revenue

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,620.6	$1,661.3	$(40.7)	(2.4)	$(10.5)	(0.6)
Belgium	718.1	711.9	6.2	0.9	(1.1)	(0.1)
Switzerland	316.8	316.0	0.8	0.3	(8.4)	(2.7)
Central and Eastern Europe	119.1	119.1	—	—	4.2	3.5
Central and Corporate (a)	101.2	60.7	40.5	66.7	3.9	3.9
Intersegment eliminations	—	(1.0)	1.0	N.M.	1.0	N.M.
Total	$2,875.8	$2,868.0	$7.8	0.3	$(10.9)	(0.4)
_______________

N.M. — Not Meaningful.

(a)
Amounts primarily include revenue earned from transition and other services provided to the VodafoneZiggo JV and various third parties and the sale of customer premises equipment to the VodafoneZiggo JV. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

U.K./Ireland. The details of the decrease in U.K./Ireland’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(3.9)	$—	$(3.9)
ARPU	13.8	—	13.8
Increase in residential cable non-subscription revenue	—	0.4	0.4
Total increase in residential cable revenue	9.9	0.4	10.3
Increase (decrease) in residential mobile revenue (a)	3.4	(13.2)	(9.8)
Increase (decrease) in B2B revenue (b)	3.2	(14.2)	(11.0)
Total organic increase (decrease)	16.5	(27.0)	(10.5)
Impact of FX	(24.1)	(6.1)	(30.2)
Total	$(7.6)	$(33.1)	$(40.7)
_______________

(a)
The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers, partially offset by lower ARPU. The decrease in residential mobile non-subscription revenue is primarily attributable to a decrease in revenue from mobile handset sales in the U.K., due in part to the impact of retail store closures as a result of the COVID-19 pandemic.

(b)
The increase in B2B subscription revenue is primarily due to an increase in the average number of SOHO customers in the U.K. The decrease in B2B non-subscription revenue is primarily attributable to our operations in the U.K., including the net effect of (i) a decrease in lower margin revenue related to business network services, (ii) an increase in revenue associated with long-term leases of a portion of our network, (iii) lower revenue from data services and (iv) lower installation revenue.

Belgium. The details of the increase in Belgium’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(13.5)	$—	$(13.5)
ARPU	5.8	—	5.8
Decrease in residential cable non-subscription revenue	—	(1.4)	(1.4)
Total decrease in residential cable revenue	(7.7)	(1.4)	(9.1)
Increase (decrease) in residential mobile revenue (a)	4.9	(1.4)	3.5
Increase (decrease) in B2B revenue (b)	10.5	(6.9)	3.6
Increase in other revenue	—	0.9	0.9
Total organic increase (decrease)	7.7	(8.8)	(1.1)
Impact of acquisitions	—	29.1	29.1
Impact of FX	(15.9)	(5.9)	(21.8)
Total	$(8.2)	$14.4	$6.2
_______________

(a)	The increase in residential mobile subscription revenue is attributable to higher ARPU and an increase in the average number of mobile subscribers.

(b)
The increase in B2B subscription revenue is primarily due to an increase in the average number of SOHO customers. The decrease in B2B non-subscription revenue is primarily attributable to (i) lower revenue from wholesale services, (ii) a decrease in revenue from mobile handset sales, due in part to the impact of retail store closures as a result of the COVID-19 pandemic, and (iii) a decrease in interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the increase in Switzerland’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(15.6)	$—	$(15.6)
ARPU	(6.2)	—	(6.2)
Increase in residential cable non-subscription revenue (a)	—	0.9	0.9
Total increase (decrease) in residential cable revenue	(21.8)	0.9	(20.9)
Increase in residential mobile revenue (b)	4.3	5.7	10.0
Increase (decrease) in B2B revenue (c)	(0.2)	2.6	2.4
Increase in other revenue	—	0.1	0.1
Total organic increase (decrease)	(17.7)	9.3	(8.4)
Impact of FX	6.8	2.4	9.2
Total	$(10.9)	$11.7	$0.8
_______________

(a)
The increase in residential cable non-subscription revenue is primarily attributable to an increase in revenue associated with our Swiss sports channels, including a $1.7 million increase associated with the acceleration of revenue from our distribution partner for the broadcast of ice hockey in Switzerland. As further described below under Discussion and Analysis of our Consolidated Operating Results — Programming and other direct costs of services, Switzerland's ice hockey league has been cancelled as a result of the COVID-19 pandemic, which resulted in the prepaid amounts for the associated sports rights that were previously scheduled to be expensed during the second quarter of 2020 to be recognized during the first quarter of 2020. Accordingly, $1.7 million of associated revenue that would have been recorded in April 2020 has been recognized during the first quarter of 2020.

(b)
The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers. The increase in residential mobile non-subscription revenue is largely attributable to (i) an increase in revenue from mobile handset sales and (ii) higher interconnect revenue.

(c)	The increase in B2B non-subscription revenue is primarily attributable to (i) an increase in interconnect revenue and (ii) higher revenue from wholesale fixed-line telephony services.

Central and Eastern Europe. The details of Central and Eastern Europe’s revenue during the three months ended March 31, 2020, as compared to the corresponding period in 2019, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of customers	$1.5	$—	$1.5
ARPU	1.4	—	1.4
Decrease in residential cable non-subscription revenue	—	(0.2)	(0.2)
Total increase (decrease) in residential cable revenue	2.9	(0.2)	2.7
Increase in residential mobile revenue	0.2	0.1	0.3
Increase in B2B revenue	0.6	0.2	0.8
Increase in other revenue	—	0.4	0.4
Total organic increase	3.7	0.5	4.2
Impact of FX	(3.9)	(0.3)	(4.2)
Total	$(0.2)	$0.2	$—

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2020	2019 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$655.4	$692.2	$(36.8)	(5.3)	$(24.7)	(3.5)
Belgium	331.6	339.0	(7.4)	(2.2)	4.3	1.3
Switzerland	134.1	156.3	(22.2)	(14.2)	(26.2)	(16.0)
Central and Eastern Europe	54.3	53.7	0.6	1.1	2.6	4.8
Central and Corporate	(25.1)	(59.3)	34.2	57.7	(3.6)	(16.7)
Intersegment eliminations	—	1.4	(1.4)	N.M.	(1.4)	N.M.
Total	$1,150.3	$1,183.3	$(33.0)	(2.8)	$(49.0)	(4.0)
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 17 to our condensed consolidated financial statements.

N.M. — Not Meaningful.

Adjusted OIBDA Margin

The following table sets forth the Adjusted OIBDA margins (Adjusted OIBDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended March 31,
	2020	2019 (a)

U.K./Ireland	40.5%	41.7%
Belgium	46.2%	47.6%
Switzerland	42.3%	49.5%
Central and Eastern Europe	45.6%	45.1%
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 17 to our condensed consolidated financial statements.

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

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages
Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$796.8	$802.8	$(6.0)	(0.7)	$6.9	0.9
Video	683.1	692.1	(9.0)	(1.3)	1.2	0.2
Fixed-line telephony	338.2	368.8	(30.6)	(8.3)	(24.8)	(6.7)
Total subscription revenue	1,818.1	1,863.7	(45.6)	(2.4)	(16.7)	(0.9)
Non-subscription revenue	53.0	54.0	(1.0)	(1.9)	(0.4)	(0.8)
Total residential cable revenue	1,871.1	1,917.7	(46.6)	(2.4)	(17.1)	(0.9)
Residential mobile revenue (c):
Subscription revenue (b)	235.9	228.0	7.9	3.5	12.8	5.6
Non-subscription revenue	145.3	156.7	(11.4)	(7.3)	(8.8)	(5.6)
Total residential mobile revenue	381.2	384.7	(3.5)	(0.9)	4.0	1.0
Total residential revenue	2,252.3	2,302.4	(50.1)	(2.2)	(13.1)	(0.6)
B2B revenue (d):
Subscription revenue	124.6	113.8	10.8	9.5	14.1	12.4
Non-subscription revenue	349.5	372.0	(22.5)	(6.0)	(14.8)	(4.0)
Total B2B revenue	474.1	485.8	(11.7)	(2.4)	(0.7)	(0.1)
Other revenue (e)	149.4	79.8	69.6	87.2	2.9	1.9
Total	$2,875.8	$2,868.0	$7.8	0.3	$(10.9)	(0.4)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $59.6 million and $61.0 million during the three months ended March 31, 2020 and 2019, respectively.

(d)
B2B subscription revenue represents revenue from SOHO subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. A portion of the increase in our B2B subscription revenue is attributable to the conversion of certain residential subscribers to SOHO subscribers. B2B non-subscription revenue includes (i) revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators and (ii) revenue from long-term leases of portions of our network.

(e)
Other revenue includes, among other items, (i) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) revenue earned from transitional and other services provided to various third parties, (iii) revenue from De Vijver Media and (iv) broadcasting revenue in Ireland.

Total revenue. Our consolidated revenue increased $7.8 million or 0.3% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase includes an increase of $29.1 million attributable to the impact of acquisitions. On an organic basis, our consolidated revenue decreased $10.9 million or 0.4%.

Residential revenue. The details of the decrease in our consolidated residential revenue for the three months ended March 31, 2020, as compared to the corresponding period in 2019, are as follows (in millions):

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(25.8)
ARPU	9.1
Decrease in residential cable non-subscription revenue	(0.4)
Total decrease in residential cable revenue	(17.1)
Increase in residential mobile subscription revenue	12.8
Decrease in residential mobile non-subscription revenue	(8.8)
Total organic decrease in residential revenue	(13.1)
Impact of acquisitions	(0.9)
Impact of FX	(36.1)
Total decrease in residential revenue	$(50.1)

On an organic basis, our consolidated residential cable subscription revenue decreased $16.7 million or 0.9% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease is primarily attributable to decreases in Switzerland and Belgium, partially offset by an increase in U.K./Ireland.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $0.4 million or 0.8% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease is primarily due to a decrease in Belgium, partially offset by an increase in Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue increased $12.8 million or 5.6% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase is attributable to increases in Belgium, Switzerland and U.K./Ireland.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $8.8 million or 5.6% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease is primarily attributable to decreases in U.K./Ireland and Belgium that were only partially offset by an increase in Switzerland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $14.1 million or 12.4% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase is primarily due to increases in SOHO revenue in Belgium and U.K./Ireland.

On an organic basis, our consolidated B2B non-subscription revenue decreased $14.8 million or 4.0% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease is primarily due to decreases in U.K./Ireland and Belgium, partially offset by an increase in Switzerland.

Other revenue. On an organic basis, our consolidated other revenue increased $2.9 million or 1.9% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase is primarily due to revenue earned from sales of customer premises equipment to the VodafoneZiggo JV.

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

	Three months ended March 31,		Increase (decrease)		Organic increase
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$516.5	$520.3	$(3.8)	(0.7)	$6.1	1.2
Belgium	188.9	167.0	21.9	13.1	7.8	4.2
Switzerland	86.2	64.6	21.6	33.4	19.0	29.4
Central and Eastern Europe	29.8	30.2	(0.4)	(1.3)	0.6	2.0
Central and Corporate	33.7	18.3	15.4	84.2	15.0	76.9
Intersegment eliminations	—	—	—	N.M.	—	N.M.
Total	$855.1	$800.4	$54.7	6.8	$48.5	5.9
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $54.7 million or 6.8% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This increase includes an increase of $19.8 million attributable to the impact of acquisitions. On an organic basis, our programming and other direct costs of services increased $48.5 million or 5.9%. This increase includes the following factors:

•
An increase in programming and copyright costs of $19.7 million or 4.6%, primarily due to increases in Belgium, U.K./Ireland and Switzerland. This increase is primarily due to higher costs for certain premium and/or basic content, including an increase of $14.9 million due to the acceleration of certain costs for sports rights as a result of the COVID-19 pandemic. In this respect, certain sports leagues in Belgium and Switzerland have been or are expected to be cancelled. Accordingly, the prepaid amounts for the associated sports rights that were previously scheduled to be expensed during the second and third quarters of 2020 have been recognized during the first quarter of 2020;

•
An increase in interconnect and access costs of $16.1 million or 8.0%, primarily due to (i) an increase in interconnect and roaming costs, as increases in U.K./Ireland and Switzerland were only partially offset by a decrease in Belgium, and (ii) higher MVNO costs in Switzerland and U.K./Ireland; and

•
The impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in an increase of $4.4 million that was fully offset by a corresponding decrease in various other operating expenses within Central and Corporate.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$241.5	$232.6	$8.9	3.8	$13.4	5.8
Belgium	93.2	100.5	(7.3)	(7.3)	(4.3)	(4.3)
Switzerland	46.4	45.5	0.9	2.0	(0.2)	(0.4)
Central and Eastern Europe	16.4	17.0	(0.6)	(3.5)	—	—
Central and Corporate	21.9	25.9	(4.0)	(15.4)	(3.7)	(14.3)
Intersegment eliminations	—	(3.0)	3.0	N.M.	3.0	N.M.
Total other operating expenses excluding share-based compensation expense	419.4	418.5	0.9	0.2	$8.2	2.0
Share-based compensation expense	0.7	0.9	(0.2)	(22.2)
Total	$420.1	$419.4	$0.7	0.2
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $0.9 million or 0.2% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. On an organic basis, our other operating expenses increased $8.2 million or 2.0%. This increase includes the following factors:

•
An increase in network infrastructure charges in U.K./Ireland of $10.0 million following an increase in the rateable value of certain of Virgin Media’s assets. For additional information, see “Other Regulatory Issues” in note 16 to our condensed consolidated financial statements; and

•
An increase in business service costs of $3.6 million or 7.1%, primarily due to the net effect of (i) an increase in energy costs, primarily in U.K./Ireland and Belgium, (ii) higher consulting costs, primarily due to increases in Central and Corporate and Switzerland that were only partially offset by a decrease in U.K./Ireland, and (iii) a decrease in travel and entertainment expenses, primarily in U.K./Ireland.

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$207.2	$216.2	$(9.0)	(4.2)	$(5.3)	(2.5)
Belgium	104.4	105.4	(1.0)	(0.9)	(8.9)	(7.6)
Switzerland	50.1	49.6	0.5	1.0	(1.0)	(2.0)
Central and Eastern Europe	18.6	18.2	0.4	2.2	1.0	5.5
Central and Corporate	70.7	75.8	(5.1)	(6.7)	(3.8)	(5.0)
Intersegment eliminations	—	0.6	(0.6)	N.M.	(0.6)	N.M.
Total SG&A expenses excluding share-based compensation expense	451.0	465.8	(14.8)	(3.2)	$(18.6)	(3.9)
Share-based compensation expense	54.5	66.4	(11.9)	(17.9)
Total	$505.5	$532.2	$(26.7)	(5.0)
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended March 31,		Decrease		Organic decrease
	2020	2019	$	%	$	%
	in millions, except percentages

General and administrative (a)	$356.5	$360.6	$(4.1)	(1.1)	$(6.7)	(1.8)
External sales and marketing	94.5	105.2	(10.7)	(10.2)	(11.9)	(11.0)
Total	$451.0	$465.8	$(14.8)	(3.2)	$(18.6)	(3.9)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $14.8 million or 3.2% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease includes an increase of $11.1 million attributable to the impact of acquisitions. On an organic basis, our SG&A expenses decreased $18.6 million or 3.9%. The organic decrease is primarily due to a decrease in external sales and marketing costs of $11.9 million or 11.0% due to lower costs associated with advertising campaigns in U.K./Ireland, Belgium and Switzerland.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2020	2019
	in millions
Liberty Global:
Performance-based incentive awards (a)	$27.7	$29.9
Non-performance based incentive awards	18.3	22.0
Other (b)	6.2	9.9
Total Liberty Global	52.2	61.8
Other	3.0	5.5
Total	$55.2	$67.3
Included in:
Other operating expense	$0.7	$0.9
SG&A expense	54.5	66.4
Total	$55.2	$67.3
_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) the 2019 Challenge Performance Awards, which included PSARs and PSUs, and (iii) for the 2020 period, the performance-based portion of the 2019 CEO Performance Award, which was granted in April 2019.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $783.5 million and $939.6 million for the three months ended March 31, 2020 and 2019, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $141.7 million or 15.1% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease is primarily due to the net effect of (i) a decrease associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate and Belgium, (ii) a decrease due to assets becoming fully amortized, primarily in U.K./Ireland, and (iii) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $31.0 million and $70.9 million during the three months ended March 31, 2020 and 2019, respectively.

The amount for the 2020 period includes (i) restructuring charges of $21.2 million, including $19.8 million of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland, U.K./Ireland and Central and Corporate, (ii) direct acquisition and disposition costs of $6.3 million and (iii) impairment charges of $5.6 million, primarily in Belgium.

The amount for the 2019 period includes (i) restructuring charges of $37.5 million including $34.9 million of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate, and (ii) impairment charges of $22.6 million related to the write-off of certain network assets in U.K./Ireland.

If, among other factors, (i) our equity values were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors (including with respect to COVID-19) were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

For additional information regarding our restructuring charges, see note 14 to our condensed consolidated financial statements.

Interest expense

We recognized interest expense of $313.3 million and $367.3 million during the three months ended March 31, 2020 and 2019, respectively. Excluding the effects of FX, interest expense decreased $47.7 million or 13.0% during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This decrease is primarily attributable to lower weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

It is possible that the interest rates on (i) any new borrowings could be higher than the current interest rates on our existing indebtedness and (ii) our variable-rate indebtedness could increase in future periods. As further discussed in note 6 to our condensed consolidated financial statements and under Quantitative and Qualitative Disclosures about Market Risk below, we use derivative instruments to manage our interest rate risks.

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

	Three months ended March 31,
	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a)	$842.3	$(87.3)
Equity-related derivative instruments:
ITV Collar	383.4	13.8
Lionsgate Forward	8.3	0.8
Other	(1.3)	0.2
Total equity-related derivative instruments (b)	390.4	14.8
Foreign currency forward and option contracts	5.7	(10.6)
Other	(1.1)	0.3
Total	$1,237.3	$(82.8)
_______________

(a)
The gain during the 2020 period is attributable to (i) a net gain associated with changes in the relative value of certain currencies and (ii) a net gain associated with changes in certain market interest rates. In addition, the gain for the 2020 period includes a net gain of $66.3 million resulting from changes in our credit risk valuation adjustments. The loss for the 2019 period is primarily attributable to the net effect of (a) a net loss associated with changes in certain market interest rates and (b) a net gain associated with changes in the relative value of certain currencies. In addition, the loss for the 2019 period includes a net loss of $58.1 million resulting from changes in our credit risk valuation adjustments.

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

	Three months ended March 31,
	2020	2019
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$661.2	$169.3
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	(295.7)	110.6
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	87.0	(26.5)
U.S. dollar-denominated debt issued by euro functional currency entities	(69.2)	(95.9)
Euro-denominated debt issued by British pound sterling functional currency entities	22.2	(20.7)
Other	(13.8)	1.8
Total	$391.7	$138.6
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

	Three months ended March 31,
	2020	2019
	in millions
Investments:
ITV	$(471.9)	$24.0
Lionsgate	(29.4)	(0.6)
SMAs	(10.7)	—
ITI Neovision	(8.0)	(4.8)
Other, net	(8.0)	(14.5)
Total investments	(528.0)	4.1
Debt	(1.8)	(12.3)
Total	$(529.8)	$(8.2)

Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of $54.5 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively.

The loss during the three months ended March 31, 2020 is attributable to (i) the payment of $30.7 million of redemption premiums and (ii) the write-off of $23.8 million of net unamortized deferred financing costs, discounts and premiums.

For additional information concerning our losses on debt extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2020	2019
	in millions

VodafoneZiggo JV (a)	$61.1	$(62.3)
All3Media	(24.9)	(3.7)
Formula E	(1.2)	(0.4)
Other	(1.6)	(4.5)
Total	$33.4	$(70.9)
_______________

(a)
Amounts include the net effect of (i) interest income of $10.8 million and $12.6 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2020	2019
	in millions

Revenue	$1,097.1	$1,093.9
Adjusted OIBDA	$502.8	$493.8
Operating income	$81.4	$51.8
Non-operating income (expense) (1)	$43.5	$(240.6)
Net earnings (loss)	$99.7	$(150.3)
_______________

(1)	Includes interest expense of $151.7 million and $164.5 million, respectively.

The VodafoneZiggo JV is experiencing significant competition. In particular, the mobile operations of the VodafoneZiggo JV continue to experience competitive pressure on pricing. In light of this competition, as well as regulatory and economic factors (including with respect to COVID-19), we could conclude in future periods that our investment in the VodafoneZiggo JV is impaired or management of the VodafoneZiggo JV could conclude that an impairment of the VodafoneZiggo JV’s goodwill and, to a lesser extent, long-lived assets, is required. Any such impairment of the VodafoneZiggo JV’s goodwill or our investment in the VodafoneZiggo JV would be reflected as a component of share of results of affiliates, net, in our condensed consolidated statement of operations. Our share of any such impairment charges could be significant.

Other income, net

We recognized other income, net, of $52.4 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively. These amounts include (i) interest and dividend income of $31.6 million and $3.0 million, respectively, and (ii) credits related to the non-service components of our net periodic pension costs of $4.5 million and $3.3 million, respectively. In addition, other income, net, for the three months ended March 31, 2020 includes a $15.3 million gain related to certain assets that were contributed to a joint venture.

Income tax expense

We recognized income tax expense of $80.1 million and $27.8 million during the three months ended March 31, 2020 and 2019, respectively.

The income tax expense during the three months ended March 31, 2020 differs from the expected income tax expense of $192.1 million (based on the U.K. blended income tax rate of 17.5%) primarily due to the net positive impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) tax benefits associated with technology innovation incentives. The net positive impact of these items was partially offset by the negative impact of a net increase in valuation allowances.

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

Earnings (loss) from continuing operations

During the three months ended March 31, 2020 and 2019, we reported earnings (loss) from continuing operations of $1,017.7 million and ($306.9 million), respectively, consisting of (i) operating income of $280.6 million and $105.5 million, respectively, (ii) net non-operating income (expense) of $817.2 million and ($384.6 million), respectively, and (iii) income tax expense of $80.1 million and $27.8 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $322.6 million during the three months ended March 31, 2019 related to the operations of the Vodafone Disposal Group and UPC DTH. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $59.2 million during the three months ended March 31, 2020, as compared to the corresponding period in 2019, primarily attributable to the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2020 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$92.8
Unrestricted subsidiaries (b)	5,147.2
Total Liberty Global and unrestricted subsidiaries	5,240.0
Borrowing groups (c):
Telenet	150.8
Virgin Media (d)	26.2
UPC Holding	23.5
Total borrowing groups	200.5
Total cash and cash equivalents	$5,440.5
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)	The Virgin Media borrowing group includes certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $92.8 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $5,147.2 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $1,974.0 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2020. Our remaining cash and cash equivalents of $200.5 million at March 31, 2020 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2020, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) investments held under SMAs, (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iv) principal and interest payments received with respect to the VodafoneZiggo JV Receivable and (v) cash received with respect to transitional and other services provided to various third parties.

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

At March 31, 2020, our consolidated cash and cash equivalents balance included $5,333.6 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the ITV Collar Loan and (iii) principal payments on the ITV Collar Loan and the Lionsgate Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $7.9 million at March 31, 2020 with varying maturity dates).

During the three months ended March 31, 2020, the aggregate amount of our share repurchases was $224.4 million, including direct acquisition costs. At March 31, 2020, the remaining amount authorized for share repurchases was $842.7 million. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2020, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted OIBDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. The ratio of our March 31, 2020 consolidated debt to our consolidated Adjusted OIBDA for the last twelve months was 5.2x. In addition, the ratio of our March 31, 2020 consolidated net debt (debt, as defined above, less cash and cash equivalents and investments held under SMAs) to our consolidated Adjusted OIBDA for the last twelve months was 3.7x. Prior to December 31, 2019, we presented our debt and net debt ratios based on our annualized consolidated Adjusted OIBDA for the most recent quarter. Under this approach, our debt and net debt ratios were 5.5x and 3.8x, respectively.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted OIBDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted OIBDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted OIBDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2020, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2020, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $27.5 billion, including $3.9 billion that is classified as current on our condensed consolidated balance sheet and $19.3 billion that is not due until 2026 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2020.

We believe we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions (including with respect to the recent COVID-19 pandemic), sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

For information regarding the potential impact of the COVID-19 pandemic on our company’s liquidity, see the discussion included above in Overview. For additional information concerning our debt and finance lease obligations, see notes 9 and 10, respectively, to our condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

General. Our cash flows are subject to significant variations due to FX.

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three months ended
	March 31,
	2020	2019	Change
	in millions

Net cash provided by operating activities	$449.8	$306.3	$143.5
Net cash used by investing activities	(2,349.2)	(367.7)	(1,981.5)
Net cash used by financing activities	(783.2)	(737.5)	(45.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(16.2)	(7.4)	(8.8)
Net decrease in cash and cash equivalents and restricted cash	$(2,698.8)	$(806.3)	$(1,892.5)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided due to lower payments for taxes, (ii) an increase in cash provided due to lower payments of interest, (iii) a decrease in the cash provided by our Adjusted OIBDA and related working capital items and (iv) a decrease in cash provided due to higher cash payments related to derivative instruments.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used of $3,179.7 million associated with higher cash paid for investments, primarily related to our investments held under SMAs, (ii) a decrease in cash used of $1,218.0 million as a result of the net cash received from the sale of investments, primarily related to our investments held under SMAs, and (iii) an increase in cash used of $16.5 million due to higher capital expenditures. Capital expenditures increased from $331.3 million during the first three months of 2019 to $347.8 million during the first three months of 2020 due to the net effect of (a) a decrease in proceeds received for transfers to related parties, (b) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (c) a decrease due to FX.

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

	Three months ended March 31,
	2020	2019
	in millions

Property and equipment additions	$654.4	$698.6
Assets acquired under capital-related vendor financing arrangements	(370.9)	(508.9)
Assets acquired under finance leases	(11.1)	(12.2)
Changes in current liabilities related to capital expenditures	75.4	153.8
Capital expenditures, net	$347.8	$331.3

Capital expenditures, net:
Third-party payments	$348.3	$371.6
Proceeds received for transfers to related parties (a)	(0.5)	(40.3)
Total capital expenditures, net	$347.8	$331.3
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to the VodafoneZiggo JV and our discontinued operations, as applicable.

The decrease in our property and equipment additions during the three months ended March 31, 2020, as compared to the corresponding period in 2019, is due to (i) a decrease in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in expenditures for the purchase and installation of customer premises equipment, (b) an increase in expenditures for new build and upgrade projects, (c) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems and (d) an increase in expenditures to support new customer products and operational efficiency initiatives and (ii) a decrease due to FX.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) an increase in cash used of $40.1 million due to higher payments for financing costs and debt premiums, (ii) a decrease in cash used of $25.3 million due to lower repurchases by Telenet of its outstanding shares and (iii) an increase in cash used of $20.3 million due to higher cash payments related to derivative instruments.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2020	2019
	in millions

Net cash provided by operating activities of our continuing operations (a)	$449.8	$306.3
Cash payments for direct acquisition and disposition costs	0.5	12.4
Expenses financed by an intermediary (b)	722.8	564.0
Capital expenditures, net	(347.8)	(331.3)
Principal payments on amounts financed by vendors and intermediaries	(1,121.0)	(1,162.8)
Principal payments on certain finance leases	(21.3)	(13.1)
Adjusted free cash flow	$(317.0)	$(624.5)
_______________

(a)
The 2019 amount includes interest payments related to debt that was repaid in connection with the completion of the disposition of the Vodafone Disposal Group. These interest payments were not allocated to discontinued operations.

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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of March 31, 2020:

	Payments due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions
Debt (excluding interest)	$3,216.9	$1,440.0	$639.7	$188.4	$793.7	$1,584.2	$19,023.4	$26,886.3
Finance leases (excluding interest)	50.0	69.7	74.1	76.9	37.9	35.6	236.5	580.7
Operating leases	87.3	100.5	83.5	71.3	59.3	45.3	164.6	611.8
Programming commitments	857.7	823.7	337.1	21.9	13.8	13.9	15.8	2,083.9
Network and connectivity commitments	574.0	332.7	123.1	53.8	39.6	37.5	681.1	1,841.8
Purchase commitments	552.2	219.5	56.9	30.0	16.9	24.5	—	900.0
Other commitments	19.3	7.1	3.1	0.5	0.4	0.4	1.1	31.9
Total (a)	$5,357.4	$2,993.2	$1,317.5	$442.8	$961.6	$1,741.4	$20,122.5	$32,936.4
Projected cash interest payments on debt and finance lease obligations (b)	$777.9	$1,006.3	$985.5	$964.8	$929.5	$815.0	$2,171.4	$7,650.4
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our March 31, 2020 condensed consolidated balance sheet other than debt and finance and operating lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($577.3 million at March 31, 2020) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of March 31, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease liabilities and commitments, see notes 9, 10 and 16, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2020 and 2019, see note 6 to our condensed consolidated financial statements. For information regarding projected cash flows associated with these derivative instruments, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2020.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2020.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2020, $5,004.2 million or 92.0% and $313.7 million or 5.8% of our consolidated cash balances were denominated in U.S. dollars and euros, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2020	December 31, 2019
Spot rates:
Euro	0.9115	0.8906
British pound sterling	0.8066	0.7540
Swiss franc	0.9659	0.9664
Polish zloty	4.1565	3.7906

	Three months ended
	March 31,
	2020	2019
Average rates:
Euro	0.9075	0.8807
British pound sterling	0.7819	0.7679
Swiss franc	0.9683	0.9972
Polish zloty	3.9220	3.7892

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

Weighted Average Variable Interest Rate. At March 31, 2020, the outstanding principal amount of our variable-rate indebtedness aggregated $12.6 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 3.1%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $63.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

Virgin Media Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the British pound sterling relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £597 million ($741 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Virgin Media cross-currency and interest rate derivative contracts by approximately £66 million ($82 million).

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €369 million ($405 million); and

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €101 million ($111 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €363 million ($398 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €107 million ($117 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(144.7)	$77.0	$46.3	$16.4	$(23.1)	$30.0	$(31.2)	$(29.3)
Principal-related (b)	—	(63.1)	(152.5)	2.1	(96.6)	(590.0)	(62.6)	(962.7)
Other (c)	(102.5)	(669.5)	(253.5)	(0.2)	—	—	—	(1,025.7)
Total	$(247.2)	$(655.6)	$(359.7)	$18.3	$(119.7)	$(560.0)	$(93.8)	$(2,017.7)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, floor, swaption and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2020. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2020 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following risk factor, which supplements those contained in our most recently filed Annual Report on Form 10-K, as amended (our 10-K), in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company. Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our 10-K.

We are exposed to the risks arising from widespread epidemic diseases in the countries in which we operate, such as the recent outbreak of COVID-19, which could have a material adverse impact on our business, financial condition and results of operations. In March 2020, the World Health Organization declared the recent outbreak of a novel strain of coronavirus (COVID-19) to be a global pandemic. In response to the COVID-19 pandemic, emergency measures have been imposed by governments worldwide, including travel restrictions, restrictions on social activity and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. While it is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, an extended period of global economic disruption could have a material adverse impact on our business, financial condition and results of operations in future periods, including with respect to, among other items, (1) our ability to access capital necessary to fund property and equipment additions, debt service requirements, acquisitions and other investment opportunities, the repurchase of equity securities or other liquidity needs, (2) the ability of our customers to pay for our products and services, (3) our ability to maintain or increase our residential and business subscriber levels, (4) our ability to offer attractive programming, particularly in consideration of the recent cancellation of numerous worldwide sporting events, (5) the ability of our suppliers and vendors to provide products and services to us and (6) our share price. We may also be adversely impacted by any government mandated regulations on our business that could be implemented in response to the COVID-19 pandemic. In addition, countries may seek new or increased revenue sources due to fiscal deficits that result from measures taken to mitigate the adverse economic impacts of COVID-19, such as by imposing new taxes on the products and services we provide. We are currently unable to predict the extent of any of these potential adverse effects.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

February 1, 2020 through February 29, 2020:
Class C	1,545,500	$19.53	1,545,500	(b)
March 1, 2020 through March 31, 2020:
Class A	9,000	$16.33	9,000	(b)
Class C	11,907,100	$16.35	11,907,100	(b)
Total — January 1, 2020 through March 31, 2020:
Class A	9,000	$16.33	9,000	(b)
Class C	13,452,600	$16.71	13,452,600	(b)
_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)
In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases. At March 31, 2020, the remaining amount authorized for share repurchases was $842.7 million under our most recent share repurchase program.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures

4.1
Additional Facility AR Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet Financing USD LLC as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2020 (File No. 001-35961) (the January 30, 2020 8-K)).

4.2
Additional Facility AQ Accession Agreement dated January 24, 2020 and entered into between, among others, Telenet International Finance S.à r.l. as the Borrower, Telenet BVBA as a Guarantor and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the January 30, 2020 8-K).

4.3
Additional Facility AT Accession Agreement dated January 31, 2020 and entered into between, among others, UPC Financing Partnership as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 6, 2020 (File No. 001-35961) (the February 6, 2020 8-K)).

4.4
Additional Facility AU Accession Agreement dated January 31, 2020 and entered into between, among others, UPC Broadband Holding B.V. as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the February 6, 2020 8-K).

4.5
Supplemental Agreement dated April 6, 2020 between, among others, Telenet BV as company, The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent and attached as a schedule thereto, a copy of the Amended and Restated Credit Agreement dated April 6, 2020, between, among others, Telenet BV as original borrower and The Bank of Nova Scotia as facility agent and KBC Bank NV as security agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2020 (File No. 001-35961)).

4.6
Supplemental Deed dated April 23, 2020 between, among others, UPC Broadband Holding B.V. as Obligors’ Agent and The Bank of Nova Scotia as facility agent and security agent, and attached as a schedule thereto, a copy of the Amended Senior Facilities Agreement dated April 23, 2020 between, among others, UPC Broadband Holding B.V. as borrower and The Bank of Nova Scotia as facility agent and security agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2020 (File No. 001-35961)).

10 — Material Contracts

10.1
Liberty Global 2020 Annual Performance Award Program for executive officers under the 2014 Incentive Plan, as amended (the Incentive Plan) (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed February 24, 2020 (File No. 001-35961)).

10.2
Liberty Global 2020 Long-Term Equity Incentive Program for executive officers under the Incentive Plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 3, 2020 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	May 6, 2020	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 6, 2020	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer