Form 10-Q
period 2020-06-30
Liberty Global plc
filed 2020-08-03
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of July 24, 2020 was: 182,271,789 class A ordinary shares, 12,561,772 class B ordinary shares and 398,811,237 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$4,360.6	$8,142.4
Trade receivables, net	498.4	1,404.8
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,650.8	—
Derivative instruments (note 6)	576.0	331.1
Other current assets (notes 3, 4 and 5)	554.0	695.0
Total current assets	8,639.8	10,573.3
Investments and related notes receivable (including $1,269.9 million and $1,289.2 million, respectively, measured at fair value on a recurring basis) (note 5)	4,731.4	4,782.0
Property and equipment, net (notes 8 and 10)	6,172.6	13,843.4
Goodwill (note 8)	6,379.2	14,052.1
Deferred tax assets (note 11)	333.6	2,457.4
Assets held for sale (note 4)	19,030.5	—
Other assets, net (notes 3, 4, 6, 8 and 10)	2,053.1	3,338.1
Total assets	$47,340.2	$49,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2020	December 31, 2019
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$410.0	$963.9
Deferred revenue (note 3)	336.2	834.9
Current portion of debt and finance lease obligations (notes 9 and 10)	1,867.7	3,877.2
Accrued capital expenditures	199.0	405.2
Other accrued and current liabilities (notes 6, 10 and 14)	1,536.8	2,570.5
Total current liabilities	4,349.7	8,651.7
Long-term debt and finance lease obligations (notes 9 and 10)	10,375.9	24,305.3
Liabilities associated with assets held for sale (note 4)	18,133.3	—
Other long-term liabilities (notes 3, 6, 10, 11 and 14)	1,930.8	2,890.7
Total liabilities	34,789.7	35,847.7

Commitments and contingencies (notes 6, 9, 11 and 16)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 182,268,745 shares and 181,560,735 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,561,851 shares and 12,151,526 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 401,480,741 shares and 438,867,447 shares, respectively	4.0	4.4
Additional paid-in capital	5,505.7	6,136.9
Accumulated earnings	6,745.7	6,350.4
Accumulated other comprehensive earnings, net of taxes	676.8	1,112.7
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	12,934.0	13,606.2
Noncontrolling interests	(383.5)	(407.6)
Total equity	12,550.5	13,198.6
Total liabilities and equity	$47,340.2	$49,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 17)	$2,722.9	$2,850.4	$5,598.7	$5,718.4
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	715.0	786.3	1,570.1	1,586.7
Other operating (note 13)	401.1	417.8	821.2	837.2
Selling, general and administrative (SG&A) (note 13)	502.1	542.6	1,007.6	1,074.8
Depreciation and amortization	545.7	921.8	1,329.2	1,861.4
Impairment, restructuring and other operating items, net (note 14)	32.2	33.2	63.2	104.1
	2,196.1	2,701.7	4,791.3	5,464.2
Operating income	526.8	148.7	807.4	254.2
Non-operating income (expense):
Interest expense	(281.7)	(363.6)	(595.0)	(730.9)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(319.7)	152.9	917.6	70.1
Foreign currency transaction gains (losses), net	(478.0)	(27.0)	(86.3)	111.6
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	152.3	(138.7)	(377.5)	(146.9)
Losses on debt extinguishment, net (note 9)	(165.6)	(48.3)	(220.1)	(48.8)
Share of results of affiliates, net (note 5)	(105.4)	(69.3)	(72.0)	(140.2)
Other income, net	9.5	32.5	61.9	39.0
	(1,188.6)	(461.5)	(371.4)	(846.1)
Earnings (loss) from continuing operations before income taxes	(661.8)	(312.8)	436.0	(591.9)
Income tax benefit (expense) (note 11)	158.0	(26.8)	77.9	(54.6)
Earnings (loss) from continuing operations	(503.8)	(339.6)	513.9	(646.5)
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	—	315.5	—	638.1
Gain on disposal of discontinued operations, net of taxes	—	106.6	—	106.6
	—	422.1	—	744.7
Net earnings (loss)	(503.8)	82.5	513.9	98.2
Net earnings attributable to noncontrolling interests	(20.4)	(29.5)	(88.3)	(38.2)
Net earnings (loss) attributable to Liberty Global shareholders	$(524.2)	$53.0	$425.6	$60.0

Basic earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$(0.86)	$(0.50)	$0.69	$(0.93)
Diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$(0.86)	$(0.50)	$0.68	$(0.93)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	in millions

Net earnings (loss)	$(503.8)	$82.5	$513.9	$98.2
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	646.6	(25.5)	(424.3)	(141.5)
Pension-related adjustments and other	(16.0)	(0.4)	(18.3)	(0.8)
Other comprehensive earnings (loss) from continuing operations	630.6	(25.9)	(442.6)	(142.3)
Other comprehensive earnings from discontinued operations (note 4)	—	19.6	—	1.0
Other comprehensive earnings (loss)	630.6	(6.3)	(442.6)	(141.3)
Comprehensive earnings (loss)	126.8	76.2	71.3	(43.1)
Comprehensive earnings attributable to noncontrolling interests	(14.4)	(29.7)	(81.6)	(38.6)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$112.4	$46.5	$(10.3)	$(81.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Impact of ASU No. 2016-02, Leases	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019, as adjusted for accounting change	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	7.0	—	—	7.0	8.7	15.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(135.2)	—	(135.2)	0.2	(135.0)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.1)	(214.0)	—	—	—	(214.1)	—	(214.1)
Repurchases by Telenet of its outstanding shares	—	—	—	(68.2)	—	—	—	(68.2)	11.3	(56.9)
Share-based compensation (note 13)	—	—	—	55.6	—	—	—	55.6	—	55.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.4	—	—	—	32.4	2.4	34.8
Balance at March 31, 2019	2.0	0.1	5.2	9,020.3	(5,164.0)	496.6	(0.1)	4,360.1	(510.5)	3,849.6
Net earnings	—	—	—	—	53.0	—	—	53.0	29.5	82.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(6.5)	—	(6.5)	0.2	(6.3)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.1)	(288.3)	—	—	—	(288.4)	—	(288.4)
Share-based compensation (note 13)	—	—	—	70.0	—	—	—	70.0	—	70.0
Repurchases by Telenet of its outstanding shares	—	—	—	(66.3)	—	—	—	(66.3)	9.1	(57.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	11.6	—	—	—	11.6	8.9	20.5
Balance at June 30, 2019	$2.0	$0.1	$5.1	$8,747.3	$(5,111.0)	$490.1	$(0.1)	$4,133.5	$(462.8)	$3,670.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020, before effect of accounting change	$1.8	$0.1	$4.4	$6,136.9	$6,350.4	$1,112.7	$(0.1)	$13,606.2	$(407.6)	$13,198.6
Impact of ASU No. 2016-13 (note 2)	—	—	—	—	(30.3)	—	—	(30.3)	0.2	(30.1)
Balance at January 1, 2020, as adjusted for accounting change	1.8	0.1	4.4	6,136.9	6,320.1	1,112.7	(0.1)	13,575.9	(407.4)	13,168.5
Net earnings	—	—	—	—	949.8	—	—	949.8	67.9	1,017.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,072.5)	—	(1,072.5)	(0.7)	(1,073.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(224.3)	—	—	—	(224.4)	—	(224.4)
Share-based compensation (note 13)	—	—	—	46.1	—	—	—	46.1	—	46.1
Repurchases by Telenet of its outstanding shares	—	—	—	(45.3)	—	—	—	(45.3)	7.2	(38.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	14.5	—	—	—	14.5	1.1	15.6
Balance at March 31, 2020	1.8	0.1	4.3	5,927.9	7,269.9	40.2	(0.1)	13,244.1	(331.9)	12,912.2
Net loss	—	—	—	—	(524.2)	—	—	(524.2)	20.4	(503.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	636.6	—	636.6	(6.0)	630.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.3)	(475.5)	—	—	—	(475.8)	—	(475.8)
Share-based compensation (note 13)	—	—	—	69.5	—	—	—	69.5	—	69.5
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(16.2)	—	—	—	(16.2)	(66.0)	(82.2)
Balance at June 30, 2020	$1.8	$0.1	$4.0	$5,505.7	$6,745.7	$676.8	$(0.1)	$12,934.0	$(383.5)	$12,550.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2020	2019
	in millions
Cash flows from operating activities:
Net earnings	$513.9	$98.2
Earnings from discontinued operations	—	744.7
Earnings (loss) from continuing operations	513.9	(646.5)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	139.0	154.3
Depreciation and amortization	1,329.2	1,861.4
Impairment, restructuring and other operating items, net	63.2	104.1
Amortization of deferred financing costs and non-cash interest	24.1	27.0
Realized and unrealized gains on derivative instruments, net	(917.6)	(70.1)
Foreign currency transaction losses (gains), net	86.3	(111.6)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	377.5	146.9
Losses on debt extinguishment, net	220.1	48.8
Share of results of affiliates, net	72.0	140.2
Deferred income tax expense (benefit)	95.0	(99.5)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(410.8)	73.5
Net cash provided by operating activities of continuing operations	1,591.9	1,628.5
Net cash provided by operating activities of discontinued operations	—	829.2
Net cash provided by operating activities	1,591.9	2,457.7

Cash flows from investing activities:
Cash paid for investments	(5,501.5)	(189.2)
Cash received from sale of investments	2,526.2	8.9
Capital expenditures, net	(649.6)	(632.9)
Proceeds received upon disposition of discontinued operations, net	—	145.8
Other investing activities, net	(9.5)	(15.3)
Net cash used by investing activities of continuing operations	(3,634.4)	(682.7)
Net cash used by investing activities of discontinued operations	—	(210.7)
Net cash used by investing activities	$(3,634.4)	$(893.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2020	2019
	in millions
Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(7,647.9)	$(3,838.8)
Borrowings of debt	6,893.1	2,800.7
Repurchases of Liberty Global ordinary shares	(692.0)	(502.5)
Payment of financing costs and debt premiums	(226.4)	(51.0)
Net cash received related to derivative instruments	75.0	93.5
Repurchases by Telenet of its outstanding shares	(38.1)	(114.1)
Other financing activities, net	(85.0)	16.8
Net cash used by financing activities of continuing operations	(1,721.3)	(1,595.4)
Net cash used by financing activities of discontinued operations	—	(168.4)
Net cash used by financing activities	(1,721.3)	(1,763.8)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10.4)	(5.0)
Net decrease in cash and cash equivalents and restricted cash:
Continuing operations	(3,774.2)	(654.6)
Discontinued operations	—	450.1
Total	$(3,774.2)	$(204.5)

Cash and cash equivalents and restricted cash:
Beginning of period	$8,180.9	$1,498.3
Net decrease	(3,774.2)	(204.5)
End of period	$4,406.7	$1,293.8

Cash paid for interest:
Continuing operations	$662.5	$738.9
Discontinued operations	—	225.4
Total	$662.5	$964.3

Net cash paid for taxes:
Continuing operations	$57.2	$260.6
Discontinued operations	—	131.0
Total	$57.2	$391.6

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$4,360.6	$1,269.0
Restricted cash included in assets held for sale	39.3	—
Restricted cash included in other current assets and other assets, net	6.8	22.9
Restricted cash included in current and long-term assets of discontinued operations	—	1.9
Total cash and cash equivalents and restricted cash	$4,406.7	$1,293.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

Effective May 7, 2020, in connection with the pending formation of the U.K. JV (as defined in note 4), we began accounting for the U.K. JV Entities (as defined in note 4) as held for sale. Accordingly, the assets and liabilities of the U.K. JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our June 30, 2020 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For additional information, see note 4.

Through July 31, 2019, we provided residential and B2B communication services in (i) Germany through Unitymedia GmbH (Unitymedia) and (ii) Hungary, the Czech Republic and Romania through UPC Holding B.V. In addition, through May 2, 2019, we provided direct-to-home satellite (DTH) services to residential customers in Hungary, the Czech Republic, Romania and Slovakia through a Luxembourg-based subsidiary of UPC Holding B.V. that we refer to as “UPC DTH.” Accordingly, in the accompanying condensed consolidated statements of operations and cash flows, our operations in Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH are presented as discontinued operations for the three and six months ended June 30, 2019. For additional information regarding these dispositions, see note 4.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
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
June 30, 2020
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $21.4 million and $42.8 million at June 30, 2020 and December 31, 2019, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $13.7 million and $30.6 million as of June 30, 2020 and December 31, 2019, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $332.8 million and $867.1 million as of June 30, 2020 and December 31, 2019, respectively. The decrease in deferred revenue for the six months ended June 30, 2020 is primarily due to the net effect of (a) the recognition of $587.0 million of revenue that was included in our deferred revenue balance at December 31, 2019, (b) $459.6 million of deferred revenue related to the U.K. JV Entities that was reclassified to liabilities associated with assets held for sale and (c) advanced billings in certain markets. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $22.3 million and $92.6 million at June 30, 2020 and December 31, 2019, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $31.9 million and $69.6 million during the three and six months ended June 30, 2020, respectively, and $24.3 million and $48.7 million during the three and six months ended June 30, 2019, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

Pending Joint Venture Transaction

On May 7, 2020, we entered into a Contribution Agreement (the Contribution Agreement) with, among others, Telefonica SA (Telefonica). Pursuant to the Contribution Agreement, Liberty Global and Telefonica agreed to form a 50:50 joint venture (the U.K. JV), which will combine Virgin Media’s operations in the U.K. (the U.K. JV Entities) with Telefonica’s mobile business in the U.K. to create a nationwide integrated communications provider. In our segment presentation, the U.K. JV Entities are included in our U.K./Ireland segment.

In connection with the transaction, we expect to complete certain recapitalization financings prior to closing. The outstanding third-party debt associated with the U.K. JV Entities will be contributed in full to the U.K. JV, and Telefonica’s business in the U.K. will be contributed on a debt-free basis. The transaction will not trigger a change of control under Virgin Media’s debt agreements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Effectively all of Liberty Global’s U.K. tax capital allowances and tax loss carryforwards, which primarily resulted from prior infrastructure investments, reside in the U.K. JV Entities and, therefore, will be available for use solely within the U.K. JV upon the closing of the transaction.

At closing, we expect to pay Telefonica an equalization payment estimated to be approximately £2.5 billion ($3.1 billion), as adjusted for debt and debt-like items and certain working capital and other adjustments. After taking into account the recapitalizations and the equalization payment, Liberty Global is expected to receive an estimated £1.4 billion ($1.7 billion) in total, including approximately £800 million ($1.0 billion) from the recapitalization of Virgin Media’s retained and 100.0% owned Ireland business.

Pursuant to the framework agreement that we expect to enter into in connection with the closing of the U.K. JV, our company and Telefonica will provide certain services to the U.K. JV. The annual charges to the U.K. JV will ultimately depend on the actual level of services required by the U.K. JV.

The U.K. JV intends to distribute available cash to the shareholders periodically and is expected to undertake periodic further recapitalizations, subject to market and operating conditions, to maintain a target net leverage ratio ranging between 4.0 and 5.0 times EBITDA (as defined in the applicable shareholders’ agreement). Our company will retain the cash generated by the operations of the U.K. JV Entities through the closing date and is required to fund any deficit in the associated defined pension plans that arise from the next triennial actuarial valuation.

The consummation of the transaction contemplated by the Contribution Agreement is subject to certain conditions, including competition clearance by the applicable regulatory authorities. The Contribution Agreement also includes customary termination rights, including a right of the parties to terminate the agreement if the transaction has not closed within 24 months following the date of the Contribution Agreement, which may be extended by six months under certain circumstances. Following completion of the transaction, we expect to account for our 50% interest in the U.K. JV as an equity method investment.

Effective with the signing of the Contribution Agreement, we began accounting for the U.K. JV Entities as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of the U.K. JV Entities. We have not presented the U.K. JV Entities as a discontinued operation as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale at June 30, 2020 are summarized below (in millions):

Assets:
Current assets (a)	$1,194.3
Property and equipment, net	7,143.3
Goodwill	7,180.9
Other assets, net	3,512.0
Total assets	$19,030.5

Liabilities:
Current portion of debt and finance lease obligations	$2,318.6
Other accrued and current liabilities	1,775.5
Long-term debt and finance lease obligations	13,108.6
Other long-term liabilities	930.6
Total liabilities	$18,133.3
_______________

(a)
Amount does not include the cash and cash equivalents of the U.K. JV Entities, as such cash and cash equivalents will be retained by Liberty Global upon the formation of the U.K. JV and are therefore not classified as held for sale.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

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

Dispositions

Vodafone Disposal Group. On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” After considering debt and working capital adjustments (including cash disposed) and €183.7 million ($205.8 million at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with the Vodafone Disposal Group, we received net cash proceeds of €10.0 billion ($11.1 billion at the applicable rates). Pursuant to the agreement underlying the sale of the Vodafone Disposal Group, we transferred cash to fund certain third-party escrow accounts (the Vodafone Escrow Accounts) pending the fulfillment by our company of certain terms of the agreement. The current and long-term portions of the receivables associated with the Vodafone Escrow Accounts are included in “other current assets” and “other assets, net”, respectively, on our condensed consolidated balance sheets. At June 30, 2020 and December 31, 2019, the aggregate balance of the Vodafone Escrow Accounts was $295.2 million.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services to Vodafone for a period of up to four years. These services principally comprise network and information technology-related functions. During the six months ended June 30, 2020, we recorded revenue of $76.8 million associated with these transitional services.

For information regarding certain tax indemnities we provided in connection with the sale of the Vodafone Disposal Group, see note 16.

UPC DTH. On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of €128.9 million ($144.1 million at the applicable dates).

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. During the six months ended June 30, 2020 and 2019, we recorded revenue of $1.0 million and $0.4 million, respectively, associated with these transitional services.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group and UPC DTH are presented as discontinued operations in our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2019 and are summarized in the following table. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations. For information regarding our basic and diluted weighted average ordinary shares outstanding, see note 15.

	Vodafone Disposal Group	UPC DTH (a)	Total
	in millions, except per share amounts
Three months ended June 30, 2019
Revenue	$868.9	$9.0	$877.9
Operating income	$514.0	$2.1	$516.1
Earnings before income taxes	$435.2	$2.2	$437.4
Income tax expense	(121.9)	—	(121.9)
Net earnings attributable to Liberty Global shareholders	$313.3	$2.2	$315.5
Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share			$0.43

Six months ended June 30, 2019
Revenue	$1,727.6	$36.7	$1,764.3
Operating income	$1,009.5	$10.7	$1,020.2
Earnings before income taxes	$867.3	$9.5	$876.8
Income tax expense	(238.7)	—	(238.7)
Net earnings attributable to Liberty Global shareholders	$628.6	$9.5	$638.1
Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share			$0.86
_______________

(a)	Includes the operating results of UPC DTH through May 2, 2019, the date UPC DTH was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2020	December 31, 2019
	in millions
Equity (a):
Long-term:
VodafoneZiggo JV (b)	$3,109.6	$3,174.1
All3Media Group (All3Media)	121.7	172.8
Formula E Holdings Ltd (Formula E)	106.3	105.2
Other	123.9	40.7
Total — equity	3,461.5	3,492.8
Fair value:
Short-term:
Separately-managed accounts (SMAs) (c)	2,650.8	—
Long-term:
ITV plc (ITV) — subject to re-use rights (d)	368.4	798.1
SMAs (c)	335.7	—
ITI Neovision S.A. (ITI Neovision)	115.5	122.4
Lions Gate Entertainment Corp (Lionsgate) (e)	47.1	68.0
Other	403.2	300.7
Total — fair value	3,920.7	1,289.2
Total investments (f)	$7,382.2	$4,782.0
Short-term investments	$2,650.8	$—
Long-term investments	$4,731.4	$4,782.0
_______________

(a)
Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. At June 30, 2020 and December 31, 2019, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $968.2 million and $1,041.0 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivable, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(b)
Amounts include a euro-denominated note receivable (the VodafoneZiggo JV Receivable) with a principal amount of $787.0 million and $786.1 million, respectively, due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global. The VodafoneZiggo JV Receivable bears interest at 5.55% and was amended in June 2020 to extend the final maturity date from January 16, 2028 to December 31, 2030. During the six months ended June 30, 2020, interest accrued on the VodafoneZiggo JV Receivable was $21.6 million, all of which has been cash settled.

(c)
Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of June 30, 2020, all of our investments held under SMAs were classified as available-for-sale debt securities, as further described under Fair Value Investments — Debt Securities below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(d)
The aggregate purchase price paid to acquire our investment in ITV was financed through borrowings under secured borrowing agreements (the ITV Collar Loan). All of the ITV shares we hold are subject to the ITV Collar (as defined in note 6) and pledged as collateral under the ITV Collar Loan. As of June 30, 2020, the fair value of the ITV Collar was a net asset of $969.9 million and principal borrowings outstanding under the ITV Collar Loan were $1,339.9 million.

(e)
In connection with our investment in Lionsgate, we have entered into (i) the Lionsgate Forward (as defined in note 6) and (ii) a related borrowing agreement (the Lionsgate Loan). As of June 30, 2020, the fair value of the Lionsgate Forward was a net asset of $43.7 million and principal borrowings outstanding under the Lionsgate Loan were $55.3 million.

(f)	The purchase and sale of investments are presented on a gross basis in our statement of cash flows, including those made by investment managers acting as agents on our behalf.

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

ITV	$42.2	$(111.8)	$(429.7)	$(87.8)
Lionsgate	8.5	(17.2)	(20.9)	(17.8)
SMAs	16.6	—	5.9	—
ITI Neovision	6.1	5.3	(1.9)	0.5
Other	68.2	(4.6)	60.2	(19.1)
Total	$141.6	$(128.3)	$(386.4)	$(124.2)

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

The following table sets forth the details of our debt securities as of and for the six months ended June 30, 2020:

	Amortized cost basis	Unrealized gains	Fair value
	in millions

Commercial paper	$986.8	$1.2	$988.0
Government bonds	900.0	0.3	900.3
Corporate debt securities	730.5	3.6	734.1
Certificates of deposit	332.9	0.1	333.0
Other debt securities	31.1	—	31.1
Total debt securities	$2,981.3	$5.2	$2,986.5

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

During the second quarter of 2020, we received proceeds from the sale of debt securities of $2.5 billion, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities during the second quarter of 2020 resulted in a realized net gain of $0.7 million.

The fair value of our debt securities as of June 30, 2020 by contractual maturity are shown below (in millions):

Due in one year or less	$2,650.8
Due in one to five years	328.0
Due in five to ten years	7.7
Total (a)	$2,986.5
_______________

(a)	The weighted average life of our total debt securities was 0.6 years as of June 30, 2020.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

All3Media	$(14.9)	$(19.0)	$(39.8)	$(22.7)
VodafoneZiggo JV (a)	(89.2)	(40.0)	(28.1)	(102.3)
Formula E	1.9	(9.5)	0.7	(9.9)
Other	(3.2)	(0.8)	(4.8)	(5.3)
Total	$(105.4)	$(69.3)	$(72.0)	$(140.2)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. Pursuant to an agreement (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $41.4 million and $45.7 million during the three months ended June 30, 2020 and 2019, respectively, and $88.1 million and $90.0 million during the six months ended June 30, 2020 and 2019, respectively, primarily related to (a) the JV Services and (b) sales of customer premises equipment at a mark-up. In addition, during the six months ended June 30, 2019, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $9.2 million. At June 30, 2020 and December 31, 2019, $50.3 million and $19.3 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Revenue	$1,081.6	$1,084.5	$2,178.7	$2,178.4
Loss before income taxes	$(151.8)	$(134.5)	$(26.9)	$(323.3)
Net loss	$(185.4)	$(104.0)	$(85.7)	$(254.3)

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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	$127.8	$428.9	$556.7	$270.8	$886.4	$1,157.2
Equity-related derivative instruments (c)	446.2	594.8	1,041.0	55.2	608.2	663.4
Foreign currency forward and option contracts	1.7	0.6	2.3	4.6	1.4	6.0
Other	0.3	0.2	0.5	0.5	0.4	0.9
Total	$576.0	$1,024.5	$1,600.5	$331.1	$1,496.4	$1,827.5
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$161.5	$709.2	$870.7	$389.2	$1,192.3	$1,581.5
Foreign currency forward and option contracts	2.5	—	2.5	1.2	—	1.2
Other	0.1	—	0.1	—	—	—
Total	$164.1	$709.2	$873.3	$390.4	$1,192.3	$1,582.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $5.4 million and ($12.6 million)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

during the three months ended June 30, 2020 and 2019, respectively, and a net gain (loss) of $71.7 million and ($70.7 million) during the six months ended June 30, 2020 and 2019, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

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

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts	$(309.4)	$69.1	$532.9	$(18.2)
Equity-related derivative instruments:
ITV Collar	(33.1)	86.0	350.3	99.8
Lionsgate Forward	(1.8)	8.8	6.5	9.6
Other	22.1	0.2	20.8	0.4
Total equity-related derivative instruments	(12.8)	95.0	377.6	109.8
Foreign currency forward and option contracts	1.7	(11.6)	7.4	(22.2)
Other	0.8	0.4	(0.3)	0.7
Total	$(319.7)	$152.9	$917.6	$70.1

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

	Six months ended June 30,
	2020	2019
	in millions

Operating activities	$23.1	$165.1
Financing activities	75.0	93.5
Total	$98.1	$258.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At June 30, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $103.3 million.

Details of our Derivative Instruments

The details of our derivative contracts are presented below for the named entity and its subsidiaries, unless otherwise noted.

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2020, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2020:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$360.0		€267.9		5.3
		$1,600.0	CHF	1,476.1	(a)	5.9
		€2,618.3	CHF	2,941.4	(a)	4.2
		€707.0	PLN	2,999.5		3.9
	CHF	740.0		€701.1		2.5

Telenet		$3,940.0		€3,489.6	(a)	6.6
		€45.2		$50.0	(b)	4.6
_______________

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2020. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At June 30, 2020, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $50.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2020:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$10,323.0	(a)	4.0	$4,617.6	5.4

Telenet	$3,243.4	(a)	4.7	$1,604.5	3.2

Other	$94.7		3.5	$—	—
_______________

(a)	Includes forward-starting derivative instruments.

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At June 30, 2020, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2020:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$700.0	0.5

Telenet	$2,295.0	0.5

Other	$94.7	0.5

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At June 30, 2020, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $449.8 million and $1,248.1 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase to borrowing costs at June 30, 2020 (a)

UPC Holding	0.25%
Telenet	0.26%

Total increase to borrowing costs	0.23%
_______________

(a)	Represents the effect of derivative instruments in effect at June 30, 2020 and does not include forward-starting derivative instruments or swaptions.

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2020, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $336.0 million.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of June 30, 2020 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2020, we did not perform any significant nonrecurring

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

fair value measurements. We performed a nonrecurring fair value measurement in connection with the De Vijver Media Acquisition during the six months ended June 30, 2019.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2020 using:
Description	June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$556.7	$—	$556.7	$—
Equity-related derivative instruments	1,041.0	—	—	1,041.0
Foreign currency forward and option contracts	2.3	—	2.3	—
Other	0.5	—	0.5	—
Total derivative instruments	1,600.5	—	559.5	1,041.0
Investments:
SMAs	2,986.5	878.0	2,108.5	—
Other investments	934.2	415.5	—	518.7
Total investments	3,920.7	1,293.5	2,108.5	518.7
Total assets	$5,521.2	$1,293.5	$2,668.0	$1,559.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$870.7	$—	$870.7	$—
Foreign currency forward and option contracts	2.5	—	2.5	—
Other	0.1	—	0.1	—
Total liabilities	$873.3	$—	$873.3	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2020	$420.0	$(19.9)	$663.4	$1,063.5
Gains included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(1.9)	377.6	375.7
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	58.2	—	—	58.2
Additions	39.9	—	—	39.9
Reclassification of liability to held for sale (b)	—	11.5	—	11.5
Transfers out of Level 3	—	8.8	—	8.8
Foreign currency translation adjustments and other, net	0.6	1.5	—	2.1
Balance of net assets at June 30, 2020	$518.7	$—	$1,041.0	$1,559.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2020.

(b)
Represents the reclassification of the derivative liabilities associated with the U.K. JV Entities as of June 30, 2020 to liabilities associated with assets held for sale. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2020	December 31, 2019
	in millions

Distribution systems	$8,439.4	$19,007.2
Customer premises equipment	1,618.1	4,294.7
Support equipment, buildings and land	3,464.6	5,344.3
Total property and equipment, gross	13,522.1	28,646.2
Accumulated depreciation	(7,349.5)	(14,802.8)
Total property and equipment, net	$6,172.6	$13,843.4

During the six months ended June 30, 2020 and 2019, we recorded non-cash increases to our property and equipment related to vendor financing arrangements (including amounts related to the U.K. JV Entities) of $702.9 million and $926.3 million, respectively, which exclude related value-added taxes (VAT) of $118.7 million and $148.7 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2020 are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Reclassification to assets held for sale (a)	Foreign currency translation adjustments and other	June 30, 2020
	in millions

U.K./Ireland	$7,965.4	$—	$(7,180.9)	$(512.0)	$272.5
Switzerland	2,953.2	2.8	—	60.3	3,016.3
Belgium	2,576.1	(0.6)	—	(22.1)	2,553.4
Central and Eastern Europe	557.4	—	—	(20.4)	537.0
Total	$14,052.1	$2.2	$(7,180.9)	$(494.2)	$6,379.2

_______________

(a)	Represents goodwill of the U.K. JV Entities. For additional information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

If, among other factors, (i) our equity values were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors (including with respect to the recent outbreak of a novel strain of the coronavirus (COVID-19)) were to cause our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our condensed consolidated balance sheets, are set forth below:

	June 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$280.9	$(165.6)	$115.3	$3,653.9	$(3,363.6)	$290.3
Other	568.7	(302.6)	266.1	563.7	(281.9)	281.8
Total	$849.6	$(468.2)	$381.4	$4,217.6	$(3,645.5)	$572.1

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2020			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2020	December 31, 2019
		in millions

Telenet Credit Facility (c)	2.21%	€555.0	$624.0	$3,543.0	$3,541.4
Telenet Senior Secured Notes	4.74%	—	—	1,607.1	1,673.7
UPCB SPE Notes	3.80%	—	—	1,281.8	2,420.1
UPC Holding Bank Facility (d)	2.46%	€500.0	562.2	1,149.7	—
UPC Holding Senior Notes	4.60%	—	—	1,203.1	1,202.3
Vendor financing (e)(f)	2.54%	—	—	1,358.7	1,374.3
ITV Collar Loan	0.90%	—	—	1,339.9	1,435.5
Virgin Media debt	—	(f)	(f)	(f)	15,693.5
Other (f)(g)	5.59%	—	—	294.2	307.3
Total debt before deferred financing costs, discounts and premiums (h)	2.97%		$1,186.2	$11,777.5	$27,648.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2020	December 31, 2019
	in millions

Total debt before deferred financing costs, discounts and premiums	$11,777.5	$27,648.1
Deferred financing costs, discounts and premiums, net	(48.3)	(82.7)
Total carrying amount of debt	11,729.2	27,565.4
Finance lease obligations (f) (note 10)	514.4	617.1
Total debt and finance lease obligations	12,243.6	28,182.5
Current maturities of debt and finance lease obligations	(1,867.7)	(3,877.2)
Long-term debt and finance lease obligations	$10,375.9	$24,305.3

_______________

(a)
Represents the weighted average interest rate in effect at June 30, 2020 for all borrowings outstanding (excluding those of the U.K. JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.31% at June 30, 2020. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2020, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant June 30, 2020 compliance reporting requirements, we expect the full amount of unused borrowing capacity will continue to be available under each of the respective subsidiary facilities, with no additional restriction to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to June 30, 2020, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

(c)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($573.4 million) under the Telenet Revolving Facility I (as defined below), (ii) €25.0 million ($28.1 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($22.5 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2020. During 2020, Telenet Facility AG and Telenet Facility AP were cancelled in full and replaced with a single revolving facility, which bears interest at a rate of EURIBOR + 2.25%, is subject to a EURIBOR floor of 0.0% and has a final maturity date of May 31, 2026 (the Telenet Revolving Facility I).

(d)
Unused borrowing capacity under the UPC Holding Bank Facility relates to €500.0 million ($562.2 million) of borrowing capacity under the UPC Revolving Facility (as defined below), which was undrawn at June 30, 2020. During 2020, as a result of the sale of certain entities within the UPC Holding borrowing group in prior years, and an associated reduction in the outstanding debt and Covenant EBITDA (as defined and described in the related debt agreement) of the remaining UPC Holding borrowing group, UPC Facility AM was cancelled in full and replaced with a new revolving facility, which bears interest at a rate of EURIBOR + 2.50% and has a final maturity date of May 31, 2026 (the UPC Revolving Facility).

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(f)
In connection with the pending formation of the U.K. JV, the outstanding third-party debt of the U.K. JV Entities has been classified as liabilities associated with assets held for sale on our June 30, 2020 condensed consolidated balance sheet. For information regarding the pending formation of the U.K. JV and the held-for-sale presentation of the U.K. JV Entities, see note 4.

(g)	As of June 30, 2020 and December 31, 2019, amounts include principal borrowings outstanding under the Lionsgate Loan of $55.3 million in each of the respective periods.

(h)
As of June 30, 2020 and December 31, 2019, our debt had an estimated fair value of $11.6 billion (excluding the U.K. JV Entities) and $28.4 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At June 30, 2020, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and Virgin Media, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first six months of 2020. A portion of our financing transactions may include non-cash borrowings and repayments. During the six months ended June 30, 2020 and 2019, non-cash borrowings and repayments aggregated $3.5 billion and nil, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Telenet Financing Transactions

In January 2020, Telenet entered into (i) a $2,295.0 million term loan facility (Telenet Facility AR) and (ii) a €1,110.0 million ($1,248.0 million) term loan facility (Telenet Facility AQ). Telenet Facility AR was issued at 99.75% of par, matures on April 30, 2028 and bears interest at a rate of LIBOR + 2.0%, subject to a LIBOR floor of 0.0%. Telenet Facility AQ was issued at par, matures on April 30, 2029 and bears interest at a rate of EURIBOR + 2.25%, subject to a EURIBOR floor of 0.0%. The net proceeds from Telenet Facility AR and Telenet Facility AQ, together with existing cash, were used to prepay in full (a) the $2,295.0 million outstanding principal amount under Telenet Facility AN and (b) the €1,110.0 million outstanding principal amount under Telenet Facility AO. In connection with these transactions, Telenet recognized a net loss on debt extinguishment of $18.9 million related to the write-off of unamortized deferred financing costs, discounts and premiums.

UPC Holding Financing Transactions

In January 2020, UPC Holding entered into (i) a $700.0 million term loan facility (UPC Facility AT) and (ii) a €400.0 million ($449.7 million) term loan facility (UPC Facility AU). UPC Facility AT was issued at 99.75% of par, matures on April 30, 2028 and bears interest at a rate of LIBOR + 2.25%, subject to a LIBOR floor of 0.0%. UPC Facility AU was issued at 99.875% of par, matures on April 30, 2029 and bears interest at a rate of EURIBOR + 2.50%, subject to a EURIBOR floor of 0.0%. The net proceeds from UPC Facility AT and UPC Facility AU were used to prepay in full the $1,140.0 million outstanding principal amount under UPC Facility AL, together with accrued and unpaid interest and the related prepayment premiums, which was owed to UPCB Finance IV and, in turn, UPCB Finance IV used such proceeds to redeem in full the $1,140.0 million outstanding principal amount of UPCB Finance IV Dollar Notes. In connection with this transaction, UPC Holding recognized a loss on debt extinguishment of $35.6 million related to (a) the payment of $30.7 million of redemption premiums and (b) the write-off of $4.9 million of unamortized deferred financing costs and discounts.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Virgin Media Financing Transactions

In connection with the pending formation of the U.K. JV, the outstanding third-party debt of Virgin Media and certain of its subsidiaries has been classified as liabilities associated with assets held for sale on our June 30, 2020 condensed consolidated balance sheet. For information regarding the pending formation of the U.K. JV and the held-for-sale presentation of the U.K. JV Entities, see note 4.

In May 2020, Virgin Media Trade Receivables Financing plc, a third-party special purpose financing entity, was created for the purpose of facilitating the offering of certain notes. These notes are collateralized by certain trade receivables of Virgin Media, creating a variable interest in which Virgin Media is the primary beneficiary and, accordingly, Virgin Media, and ultimately Liberty Global, are required to consolidate Virgin Media Trade Receivables Financing plc. The offering of these notes resulted in net proceeds of £214.4 million ($265.4 million) (the May 2020 Proceeds).

In June 2020, Virgin Media completed various financing transactions, as further described below.

Senior Notes Transactions. Virgin Media issued $675.0 million principal amount of U.S. dollar-denominated senior notes (the 2030 VM Dollar Senior Notes). The 2030 VM Dollar Senior Notes were issued at par, mature on July 15, 2030 and bear interest at a rate of 5.0%. The net proceeds from the issuance of these notes, together with the May 2020 Proceeds, were used to redeem in full (i) €460.0 million ($517.2 million) outstanding principal amount of 2025 VM Euro Senior Notes and (ii) $388.7 million outstanding principal amount of 2025 VM Dollar Senior Notes. Virgin Media then issued (a) an additional $250.0 million principal amount of 2030 VM Dollar Senior Notes at 101% of par and (b) €500.0 million ($562.2 million) principal amount of euro-denominated senior notes (the 2030 VM Euro Senior Notes). The 2030 VM Euro Senior Notes were issued at par, mature on July 15, 2030 and bear interest at a rate of 3.75%. The net proceeds from the issuance of these notes were used (1) to redeem in full (A) $497.0 million outstanding principal amount of 2024 VM Dollar Senior Notes, (B) $71.6 million outstanding principal amount of 2022 VM 4.875% Dollar Senior Notes, (C) $51.5 million outstanding principal amount of 2022 VM 5.25% Dollar Senior Notes and (D) £44.1 million ($54.6 million) outstanding principal amount of 2022 VM Sterling Senior Notes and (2) for general corporate purposes. In connection with these transactions, Virgin Media recognized a net loss on debt extinguishment of $57.5 million related to (I) the payment of $50.8 million of redemption premiums and (II) the write-off of $6.7 million of unamortized deferred financing costs, discounts and premiums.

Senior Secured Notes Transactions. Virgin Media issued (i) $650.0 million principal amount of U.S. dollar-denominated senior secured notes (the 2030 VM Dollar Senior Secured Notes) and (ii) £450.0 million ($557.1 million) principal amount of sterling-denominated senior secured notes (the 2030 VM 4.125% Sterling Senior Secured Notes). The 2030 VM Dollar Senior Secured Notes and 2030 VM 4.125% Sterling Senior Secured Notes were each issued at par, mature on August 15, 2030 and bear interest at a rate of 4.5% and 4.125%, respectively. The net proceeds from the issuance of these notes, together with existing cash, were used to (a) redeem in full £525.0 million ($649.9 million) outstanding principal amount of 2027 VM 4.875% Sterling Senior Secured Notes, (b) redeem in full £360.0 million ($445.7 million) outstanding principal amount of 2029 VM 6.25% Sterling Senior Secured Notes and (c) redeem £80.0 million ($99.0 million) of the £521.3 million ($645.3 million) outstanding principal amount of 2025 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a net loss on debt extinguishment of $65.7 million related to (1) the payment of $64.7 million of redemption premiums and (2) the write-off of $1.0 million of unamortized deferred financing costs, discounts and premiums.

Vendor Financing Notes Transactions. Virgin Media Vendor Financing Notes III Designated Activity Company (Virgin Media Financing III Company) and Virgin Media Vendor Financing Notes IV Designated Activity Company (Virgin Media Financing IV Company, and together with Virgin Media Financing III Company, the 2020 VM Financing Companies) were created for the purpose of issuing certain vendor financing notes. The 2020 VM Financing Companies are third-party special purpose financing entities that are not consolidated by Virgin Media or Liberty Global.

Virgin Media Financing III Company issued (i) £500.0 million ($619.0 million) principal amount of 4.875% vendor financing notes at par and (ii) £400.0 million ($495.2 million) principal amount of 4.875% vendor financing notes at 99.5% of par, each due July 15, 2028 (together, the VM Vendor Financing III Notes). Virgin Media Financing IV Company issued $500.0 million principal amount of 5.0% vendor financing notes due July 15, 2028 at par (the VM Vendor Financing IV Notes, and together with the VM Vendor Financing III Notes, the June 2020 Vendor Financing Notes). The net proceeds from the June 2020 Vendor Financing Notes were used by the 2020 VM Financing Companies to purchase certain vendor-financed receivables owed by Virgin Media and its subsidiaries from previously-existing third-party special purpose financing entities (the Original VM Financing

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Companies) and various other third parties. As a result, Virgin Media paid $42.0 million of redemption premiums, which are included in losses on debt extinguishment, net, in our condensed consolidated statements of operations. To the extent that the proceeds from the June 2020 Vendor Financing Notes exceed the amount of vendor-financed receivables available to be purchased from the Original VM Financing Companies, and various other third parties, the excess proceeds are used to fund excess cash facilities under certain credit facilities of Virgin Media. As additional vendor financed receivables become available for purchase, the 2020 VM Financing Companies can request that Virgin Media repay any amounts available under these excess cash facilities.

Maturities of Debt

Maturities of our debt as of June 30, 2020 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on June 30, 2020 exchange rates. As a result of the held-for-sale presentation of the U.K. JV Entities on our June 30, 2020 condensed consolidated balance sheet, the amounts presented below do not include maturities of the debt obligations of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

	UPC Holding (a)	Telenet	Other (b)	Total
	in millions

Year ending December 31:
2020 (remainder of year)	$387.4	$254.4	$260.3	$902.1
2021	221.4	174.8	1,015.9	1,412.1
2022	—	12.4	380.5	392.9
2023	—	12.1	152.4	164.5
2024	—	12.1	14.7	26.8
2025	—	12.3	0.6	12.9
Thereafter	3,634.6	5,231.6	—	8,866.2
Total debt maturities (c)	4,243.4	5,709.7	1,824.4	11,777.5
Deferred financing costs, discounts and premiums, net	(21.0)	(17.7)	(9.6)	(48.3)
Total debt	$4,222.4	$5,692.0	$1,814.8	$11,729.2
Current portion	$608.8	$427.9	$769.2	$1,805.9
Noncurrent portion	$3,613.6	$5,264.1	$1,045.6	$9,923.3
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)
Amounts include $1,339.9 million related to the ITV Collar Loan. The ITV Collar Loan has maturity dates ranging from 2020 to 2022 consistent with the ITV Collar (see notes 5 and 6). We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(c)	Amounts include vendor financing obligations of $1,358.7 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2020 (remainder of year)	$387.4	$253.4	$75.7	$716.5
2021	221.4	162.0	105.2	488.6
2022	—	—	80.7	80.7
2023	—	—	57.6	57.6
2024	—	—	14.7	14.7
2025	—	—	0.6	0.6
Total vendor financing maturities	$608.8	$415.4	$334.5	$1,358.7
Current portion	$608.8	$415.4	$136.0	$1,160.2
Noncurrent portion	$—	$—	$198.5	$198.5

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	June 30, 2020	December 31, 2019
	in millions

ROU assets:
Finance leases (a)	$441.8	$531.0
Operating leases (b)	337.8	512.7
Total ROU assets	$779.6	$1,043.7

Lease liabilities:
Finance leases (c)	$514.4	$617.1
Operating leases (d)	352.5	545.1
Total lease liabilities	$866.9	$1,162.2
_______________

(a)
Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At June 30, 2020, the weighted average remaining lease term for finance leases was 23.1 years and the weighted average discount rate was 6.0%. During the six months ended June 30, 2020 and 2019, we recorded non-cash additions to our finance lease ROU assets (including amounts related to the U.K. JV Entities) of $17.2 million and $32.6 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(b)
Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At June 30, 2020, the weighted average remaining lease term for operating leases was 7.6 years and the weighted average discount rate was 3.6%. During the six months ended June 30, 2020 and 2019, we recorded non-cash additions to our operating lease ROU assets (including amounts related to the U.K. JV Entities) of $53.2 million and $30.6 million, respectively.

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

A summary of our aggregate lease expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions
Finance lease expense:
Depreciation and amortization	$14.4	$22.6	$36.1	$45.3
Interest expense	8.1	8.9	16.2	17.0
Total finance lease expense	22.5	31.5	52.3	62.3
Operating lease expense (a)	29.8	34.1	65.6	67.3
Short-term lease expense (a)	1.5	2.1	3.3	4.0
Variable lease expense (b)	1.1	1.2	2.4	2.3
Total lease expense	$54.9	$68.9	$123.6	$135.9
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Six months ended June 30,
	2020	2019
	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$60.0	$67.4
Operating cash outflows from finance leases	16.2	17.0
Financing cash outflows from finance leases	56.9	36.6
Total cash outflows from operating and finance leases	$133.1	$121.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Maturities of our operating and finance lease liabilities as of June 30, 2020 are presented below. As a result of the held-for-sale presentation of the U.K. JV Entities on our June 30, 2020 condensed consolidated balance sheet, the amounts presented below do not include maturities of operating and finance lease liabilities of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4. Amounts represent U.S. dollar equivalents based on June 30, 2020 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2020 (remainder of year)	$41.6	$48.8
2021	67.6	91.1
2022	55.9	89.0
2023	47.9	91.5
2024	40.3	54.1
2025	34.0	49.5
Thereafter	117.4	243.0
Total payments	404.7	667.0
Less: present value discount	(52.2)	(152.6)
Present value of lease payments	$352.5	$514.4
Current portion	$73.3	$61.8
Noncurrent portion	$279.2	$452.6

(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Computed “expected” tax benefit (expense) (a)	$115.8	$59.5	$(76.3)	$112.5
Recognition of previously unrecognized tax benefits	188.8	4.4	188.8	4.4
Change in valuation allowances	(10.9)	79.0	(99.6)	66.4
Non-deductible or non-taxable foreign currency exchange results	(95.8)	16.4	57.8	49.4
Tax benefit associated with technology innovation (b)	4.7	—	49.5	—
Non-deductible or non-taxable interest and other items	(25.9)	(107.1)	(46.3)	(129.9)
Enacted tax law and rate changes	(4.4)	(0.4)	31.7	(9.8)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c)	(20.8)	(87.3)	(17.7)	(166.4)
International rate differences (d)	5.8	3.3	(10.3)	15.5
Other, net	0.7	5.4	0.3	3.3
Total income tax benefit (expense)	$158.0	$(26.8)	$77.9	$(54.6)
_______________

(a)
The statutory or “expected” tax rates are the U.K. rates of 17.5% for the 2020 periods and 19.0% for the 2019 periods. The statutory rate for the 2020 periods represents the blended rate in effect for the year ended December 31, 2020 based on the 19.0% statutory rate that was in effect for the first quarter of 2020 and the 17.0% statutory rate that was expected to be in

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

effect for the remainder of 2020. In March 2020, it was announced that the U.K. corporate tax rate will remain at 19.0% and not reduce to 17.0% from April 1, 2020. The U.K. rate change was enacted on July 22, 2020; therefore, the impact on our deferred tax balances will be recorded during the third quarter of 2020.

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

As of June 30, 2020, our unrecognized tax benefits of $319.1 million included $123.9 million of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2020. The amount of any such reductions could range up to $65.0 million, of which approximately $5.0 million would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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

(12)    Equity

Share Repurchases. During the six months ended June 30, 2020, we repurchased (i) 9,000 shares of our class A ordinary shares at an average price per share of $16.33 and (ii) 38,823,100 shares of our class C ordinary shares at an average price per share of $18.03, for an aggregate purchase price of $700.2 million, including direct acquisition costs. In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases. At June 30, 2020, the remaining amount authorized for share repurchases was $370.0 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions
Liberty Global:
Performance-based incentive awards (a)	$21.6	$38.0	$49.3	$67.9
Non-performance based incentive awards (b)	47.8	29.0	66.1	51.0
Other (c)	6.0	12.6	12.2	22.5
Total Liberty Global	75.4	79.6	127.6	141.4
Other	8.4	7.4	11.4	12.9
Total	$83.8	$87.0	$139.0	$154.3
Included in:
Other operating expense	$1.6	$1.0	$2.3	$1.9
SG&A expense	82.2	86.0	136.7	152.4
Total	$83.8	$87.0	$139.0	$154.3
_______________

(a)
Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs), (ii) a challenge performance award plan for certain executive officers and key employees (the 2019 Challenge Performance Awards), which included performance-based share appreciation rights (PSARs) and PSUs granted in March 2019, and (iii) the performance-based portion of a performance award granted to our Chief Executive Officer in May 2019 (the 2019 CEO Performance Award).

(b)
In 2019, we changed our policy to provide that all new equity grants would have ten-year contractual terms in order to more closely align with common market practice. In April 2020, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding share appreciation rights (SARs) and director options granted in 2013 from a seven-year term to a ten-year term in order to align with this new policy. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $18.9 million during the second quarter of 2020.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

The following table provides the aggregate number of options, SARs and PSARs with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2020:

	Class A		Class C
	Number of shares underlying awards	Weighted Average exercise or base price	Number of shares underlying awards	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	24,236,156	$27.34	53,198,176	$26.20
Exercisable	11,641,307	$32.54	27,367,784	$30.51

Held by former Liberty Global employees:
Outstanding	1,162,767	$35.57	2,342,852	$34.29
Exercisable	1,129,898	$35.57	2,277,127	$34.27

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of June 30, 2020:

	Class A	Class B	Class C
Held by Liberty Global employees:
RSUs	2,523,790	—	5,040,305
PSUs	2,748,202	660,000	5,497,202
Held by former Liberty Global employees:
RSUs	1,158	—	2,302
PSUs	24,521	—	49,034

(14) Restructuring Liability

A summary of changes in our restructuring liabilities during the six months ended June 30, 2020 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2020	$19.1	$2.2	$10.6	$31.9
Restructuring charges	28.3	3.5	4.8	36.6
Cash paid	(31.5)	(0.7)	(7.1)	(39.3)
Reclassification to held for sale (a)	(4.6)	(4.8)	—	(9.4)
Foreign currency translation adjustments and other	(0.3)	(0.2)	(0.2)	(0.7)
Restructuring liability as of June 30, 2020	$11.0	$—	$8.1	$19.1

Current portion	$11.0	$—	$2.9	$13.9
Noncurrent portion	—	—	5.2	5.2
Total	$11.0	$—	$8.1	$19.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

_______________

(a)
Represents the reclassification of the restructuring liabilities associated with the U.K. JV Entities as of June 30, 2020 to liabilities associated with assets held for sale. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

Our restructuring charges during the six months ended June 30, 2020 included employee severance and termination costs related to certain reorganization activities of $12.7 million in Switzerland, $9.1 million in U.K./Ireland and $5.6 million in Central and Corporate.

(15)    Earnings or Loss per Share

Basic earnings or loss per share (EPS) is computed by dividing net earnings or loss by the weighted average number of shares outstanding for the period. Diluted EPS presents the dilutive effect, if any, on a per share basis of potential shares (e.g., options, SARs, RSUs, restricted stock awards (RSAs), PSARs and PSUs) as if they had been exercised, vested or converted at the beginning of the periods presented.

The details of the calculations of our basic and diluted EPS are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	in millions

Numerator:
Earnings (loss) from continuing operations	$(503.8)	$(339.6)	$513.9	$(646.5)
Net earnings from continuing operations attributable to noncontrolling interests	(20.4)	(29.5)	(88.3)	(38.2)
Net earnings (loss) from continuing operations attributable to Liberty Global shareholders (basic and diluted EPS computation)	$(524.2)	$(369.1)	$425.6	$(684.7)

Denominator:
Weighted average ordinary shares outstanding (basic EPS computation)	612,681,648	735,442,543	617,828,982	738,748,452
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	—	—	7,322,907	—
Weighted average ordinary shares outstanding (diluted EPS computation)	612,681,648	735,442,543	625,151,889	738,748,452

A total of 58.1 million options, SARs and RSUs and 15.2 million PSARs and PSUs were excluded from the calculation of diluted earnings per share during the six months ended June 30, 2020 because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

We reported losses from continuing operations attributable to Liberty Global shareholders for the three months ended June 30, 2020 and the three and six months ended June 30, 2019. Therefore, the potentially dilutive effect at June 30, 2020 and 2019 of the following items was not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, RSUs and RSAs of 77.2 million and 65.7 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSARs and PSUs of 20.3 million and 27.8 million, respectively.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, network and connectivity commitments, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2020. Due to the held-for-sale presentation of the U.K. JV Entities at June 30, 2020, the amounts presented below do not include the contractual commitments of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2020 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	in millions

Network and connectivity commitments	$78.9	$86.2	$64.9	$41.5	$35.8	$34.4	$681.2	$1,022.9
Programming commitments	152.1	171.2	84.1	22.0	14.2	13.9	16.1	473.6
Purchase commitments	250.6	170.1	43.5	30.7	17.3	14.5	10.7	537.4
Other commitments	4.1	3.1	3.0	1.9	1.5	0.4	1.2	15.2
Total	$485.7	$430.6	$195.5	$96.1	$68.8	$63.2	$709.2	$2,049.1

Network and connectivity commitments include Telenet’s commitments for certain operating costs associated with its leased network. Telenet’s commitments for certain operating costs are subject to adjustment based on changes in the network operating costs incurred by Telenet with respect to its own networks. These potential adjustments are not subject to reasonable estimation and, therefore, are not included in the above table. The amounts reflected in the above table with respect to certain of our mobile virtual network operator (MVNO) commitments represent fixed minimum amounts payable under these agreements and, therefore, may be significantly less than the actual amounts we ultimately pay in these periods.

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs (including amounts related to the U.K. JV Entities) aggregated $832.6 million and $847.0 million during the six months ended June 30, 2020 and 2019, respectively.

Programming costs include (i) agreements to distribute channels to our customers, (ii) exhibition rights of programming content and (iii) sports rights.

Channel Distribution Agreements. Our channel distribution agreements are generally multi-year contracts for which we are charged either (i) variable rates based upon the number of subscribers or (ii) on a flat fee basis. Certain of our variable rate contracts require minimum guarantees. Programming costs under such arrangements are recorded in operating costs and expenses in our condensed consolidated statement of operations when the programming is available for viewing.

Exhibition Rights. Our agreements for exhibition rights are generally multi-year license agreements for which we are typically charged either (i) a percentage of the revenue earned per program or (ii) a flat fee per program. The current and long-term portions of our exhibition rights acquired under licenses are recorded as other current assets and other assets, net, respectively, on our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

condensed consolidated balance sheet when the license period begins and the program is available for its first showing. Capitalized exhibition rights are amortized based on the projected future showings of the content using a straight-line or accelerated method of amortization, as appropriate. Exhibition rights are regularly reviewed for impairment and held at the lower of unamortized cost or estimated net realizable value.

Sports Rights. Our sports rights agreements are generally multi-year contracts for which we are typically charged a flat fee per season. We typically pay for sports rights in advance of the respective season. The current and long-term portions of any payments made in advance of the respective season are recorded as other current assets and other assets, net, respectively, on our condensed consolidated balance sheet and are amortized on a straight-line basis over the respective sporting season. Sports rights are regularly reviewed for impairment and held at the lower of unamortized cost or estimated net realizable value.

Purchase commitments include unconditional and legally binding obligations related to (i) the purchase of customer premises and other equipment and (ii) certain service-related commitments, including call center, information technology and maintenance services.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2020 and 2019, see note 6.

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
June 30, 2020
(unaudited)

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

Belgium Regulatory Developments. In June 2018, the Belgisch Instituut voor Post en Telecommunicatie and the regional regulators for the media sectors (together, the Belgium Regulatory Authorities) adopted a new decision finding that Telenet has significant market power in the wholesale broadband market (the 2018 Decision). The 2018 Decision imposes on Telenet the obligations to (i) provide third-party operators with access to the digital television platform (including basic digital video and analog video) and (ii) make available to third-party operators a bitstream offer of broadband internet access (including fixed-line telephony as an option). Unlike prior decisions, the 2018 Decision no longer applies “retail minus” pricing on Telenet; however, as of August 1, 2018, this decision imposed a 17% interim price reduction in monthly wholesale cable access prices. On May 26, 2020, the Belgium Regulatory Authorities adopted a final decision regarding the “reasonable access tariffs” to replace the interim prices, which represents an estimated decrease of 11.5%, as compared to the initial August 1, 2018 interim rates, and is applicable as of July 1, 2020. These rates are expected to evolve over time due to, among other reasons, broadband capacity usage.

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
June 30, 2020
(unaudited)

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

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of approximately €70.5 million ($79.3 million) together with an invitation to engage in amicable discussions to resolve the matter in a time and cost effective manner. We since received further asserted claims of approximately €20.6 million ($23.2 million). Discussions regarding the claims are preliminary and no amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated, (ii) there are significant factual matters to be resolved and (iii) the matter is in a preliminary stage and we have yet to engage in detail with the UPC Austria Sale Counterparties. The acquisition agreement provides for arbitration of disputes in the event the parties are unable to resolve any differences. We intend to vigorously defend this matter.

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2019, we expect the aggregate amount of this increase will be approximately £16 million ($20 million) in 2020. Beyond 2020, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

The U.K. Office of Communications (Ofcom) is the key regulatory authority for the communications sector in which we operate in the U.K. Ofcom has recently issued new regulatory requirements that, effective in February 2020, obligate us to (i) alert customers who are approaching the end of a minimum contract term to the fact that their contract period is coming to an end and to set out the best new price that we can offer them and (ii) once a year, alert customers who are out of contract to that fact and again confirm the best new price we can offer them. In both cases, we must also set out the price available to new customers for an equivalent service offering. These requirements could have a material adverse impact on our operating results in 2020 and future periods.

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

(17)    Segment Reporting

We generally identify our reportable segments as (i) those consolidated subsidiaries that represent 10% or more of our revenue, Adjusted EBITDA (as defined below and as previously referred to as “Adjusted OIBDA”) or total assets or (ii) those equity method affiliates where our investment or share of revenue or Adjusted EBITDA represents 10% or more of our total assets, revenue or Adjusted EBITDA, respectively. In certain cases, we may elect to include an operating segment in our segment disclosure that does not meet the above-described criteria for a reportable segment. We evaluate performance and make decisions about allocating resources to our operating segments based on financial measures such as revenue and Adjusted EBITDA. In addition, we review non-financial measures such as customer growth, as appropriate.

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted EBITDA” is defined as earnings (loss) from continuing operations before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on extinguishment of debt, net realized and unrealized gains (losses) due to changes in fair value of certain investments and debt, net foreign currency gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of Adjusted EBITDA from continuing operations to earnings (loss) from continuing operations is presented below.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

As of June 30, 2020, our reportable segments are as follows:

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

During the fourth quarter of 2019, we changed the presentation of certain costs related to our centrally-managed technology and innovation function. These costs, which were previously included in Central and Corporate, are now allocated to our consolidated reportable segments. This change, which we refer to as the “Centrally-held Cost Allocation,” was made as a result of internal changes with respect to the way in which our chief operating decision maker evaluates the Adjusted EBITDA of our operating segments. Segment information for the three and six months ended June 30, 2019 has been revised to reflect this change. The following table provides a summary of the impact on the Adjusted EBITDA of our consolidated reportable segments and Central and Corporate that resulted from the Centrally-held Cost Allocation.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions
Increase (decrease) to Adjusted EBITDA:
U.K./Ireland	$(12.3)	$(15.7)	$(24.4)	$(31.8)
Switzerland	(4.8)	(9.9)	(9.6)	(16.7)
Central and Eastern Europe	(2.7)	(3.8)	(5.2)	(7.3)
Central and Corporate	19.8	29.4	39.2	55.8
Total Liberty Global	$—	$—	$—	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted EBITDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted EBITDA in the tables below. Our share of the VodafoneZiggo JV's operating results is included in share of results of affiliates, net, in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

U.K./Ireland	$1,531.8	$1,644.0	$3,152.4	$3,305.3
Belgium	682.5	713.2	1,400.6	1,425.1
Switzerland	299.1	315.0	615.9	631.0
Central and Eastern Europe	116.2	119.1	235.3	238.2
Central and Corporate	93.7	60.2	194.9	120.9
Intersegment eliminations	(0.4)	(1.1)	(0.4)	(2.1)
Total	$2,722.9	$2,850.4	$5,598.7	$5,718.4

VodafoneZiggo JV	$1,081.6	$1,084.5	$2,178.7	$2,178.4

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2020	2019 (a)	2020	2019 (a)
	in millions

U.K./Ireland	$654.9	$687.5	$1,310.3	$1,379.7
Belgium	354.1	349.4	685.7	688.4
Switzerland	150.9	159.8	285.0	316.1
Central and Eastern Europe	52.7	54.1	107.0	107.8
Central and Corporate	(24.1)	(60.1)	(49.2)	(119.4)
Intersegment eliminations (b)	—	—	—	1.4
Total	$1,188.5	$1,190.7	$2,338.8	$2,374.0

VodafoneZiggo JV	$531.5	$487.6	$1,034.3	$981.4

_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as described above.

(b)	Amount for the 2019 six-month period is related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Earnings (loss) from continuing operations	$(503.8)	$(339.6)	$513.9	$(646.5)
Income tax expense (benefit)	(158.0)	26.8	(77.9)	54.6
Other income, net	(9.5)	(32.5)	(61.9)	(39.0)
Share of results of affiliates, net	105.4	69.3	72.0	140.2
Losses on debt extinguishment, net	165.6	48.3	220.1	48.8
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(152.3)	138.7	377.5	146.9
Foreign currency transactions losses (gains), net	478.0	27.0	86.3	(111.6)
Realized and unrealized losses (gains) on derivative instruments, net	319.7	(152.9)	(917.6)	(70.1)
Interest expense	281.7	363.6	595.0	730.9
Operating income	526.8	148.7	807.4	254.2
Impairment, restructuring and other operating items, net	32.2	33.2	63.2	104.1
Depreciation and amortization	545.7	921.8	1,329.2	1,861.4
Share-based compensation expense	83.8	87.0	139.0	154.3
Adjusted EBITDA	$1,188.5	$1,190.7	$2,338.8	$2,374.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
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

	Six months ended June 30,
	2020	2019
	in millions

U.K./Ireland	$669.4	$766.7
Belgium	251.9	275.1
Switzerland	123.8	135.9
Central and Eastern Europe	39.8	41.4
Central and Corporate (a)	157.5	162.2
Total property and equipment additions	1,242.4	1,381.3
Assets acquired under capital-related vendor financing arrangements	(702.9)	(926.3)
Assets acquired under finance leases	(17.2)	(32.6)
Changes in current liabilities related to capital expenditures	127.3	210.5
Total capital expenditures, net	$649.6	$632.9

Capital expenditures, net:
Third-party payments	$650.9	$691.2
Proceeds received for transfers to related parties (b)	(1.3)	(58.3)
Total capital expenditures, net	$649.6	$632.9

Property and equipment additions - VodafoneZiggo JV	$472.4	$426.5
_______________

(a)
Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments.

(b)	Primarily relates to transfers of centrally-procured property and equipment to the VodafoneZiggo JV and, for the 2019 period, our discontinued operations.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$781.0	$799.5	$1,577.8	$1,602.3
Video	633.6	676.6	1,316.7	1,368.7
Fixed-line telephony	328.3	360.4	666.5	729.2
Total subscription revenue	1,742.9	1,836.5	3,561.0	3,700.2
Non-subscription revenue	35.6	44.5	88.6	98.5
Total residential cable revenue	1,778.5	1,881.0	3,649.6	3,798.7
Residential mobile revenue (c):
Subscription revenue (b)	227.3	231.4	463.2	459.4
Non-subscription revenue	129.7	173.3	275.0	330.0
Total residential mobile revenue	357.0	404.7	738.2	789.4
Total residential revenue	2,135.5	2,285.7	4,387.8	4,588.1
B2B revenue (d):
Subscription revenue	123.4	116.8	248.0	230.6
Non-subscription revenue	338.2	357.2	687.7	729.2
Total B2B revenue	461.6	474.0	935.7	959.8
Other revenue (e)	125.8	90.7	275.2	170.5
Total	$2,722.9	$2,850.4	$5,598.7	$5,718.4
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2020
(unaudited)

(e)
Other revenue includes, among other items, (i) revenue earned from transitional and other services provided to various third parties, (ii) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV and (iii) broadcasting revenue in Belgium and Ireland.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

U.K.	$1,417.2	$1,517.7	$2,913.6	$3,051.2
Belgium	682.5	713.2	1,400.6	1,425.1
Switzerland	299.1	315.0	615.9	631.0
Ireland	114.6	126.3	238.8	254.1
Poland	103.7	106.7	210.4	213.4
Slovakia	12.5	12.4	24.9	24.8
Other, including intersegment eliminations	93.3	59.1	194.5	118.8
Total	$2,722.9	$2,850.4	$5,598.7	$5,718.4

VodafoneZiggo JV (the Netherlands)	$1,081.6	$1,084.5	$2,178.7	$2,178.4

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2020 and 2019.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2020.

Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of COVID-19 on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K and this Quarterly Report on Form 10-Q, as well as the following list of some but not all of the factors that could cause actual results or events to differ materially from anticipated results or events:

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

As further described in note 4 to our condensed consolidated financial statements, we (i) completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations) on July 31, 2019 and (ii) completed the sale of the operations of UPC DTH on May 2, 2019. Accordingly, our operations in Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH for the three and six months ended June 30, 2019 are presented as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Effective May 7, 2020, in connection with the pending formation of the U.K. JV, we began accounting for the U.K. JV Entities as held for sale. Accordingly, the assets and liabilities of the U.K. JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our June 30, 2020 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows.

Operations

At June 30, 2020, our continuing operations owned and operated networks that passed 25,964,000 homes and served 10,716,600 fixed-line customers and 6,413,100 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first six months of 2020, pursuant to the Network Extensions, our operations connected approximately 249,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 186,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of these programs, the Network Extensions may be continued, modified or cancelled at our discretion.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. In response to the COVID-19 pandemic, emergency measures were imposed by governments worldwide, including travel restrictions, restrictions on social activity and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In accordance with government mandates or recommended guidelines, as well as our desire to protect the health and safety of our employees, customers and communities, many of our retail stores were temporarily closed in mid-March 2020 and remained closed for up to several months. In addition, on March 16, 2020, most of our office personnel began working remotely, and many continue to do so. We have also taken a number of commercial initiatives in response to the pandemic with respect to our product and service offerings, including (i) free-of-charge speed upgrades for many of our broadband internet customers, (ii) the offering of unlimited minutes to many of our postpaid mobile subscribers, (iii) increases in the number of available kids channels, as well as the offering of several free movies and television series to many of our video subscribers, (iv) modifications to our disconnection policies for non-paying customers, including (a) extended time periods for delinquent accounts before we commence service restrictions or disconnections and (b) the temporary suspension of certain late payment charges, and (v) the temporary pausing of certain sports subscription charges.

The facts and circumstances surrounding the COVID-19 pandemic continue to change rapidly and, accordingly, the ultimate impact that COVID-19 will have on the global economy and our company is highly uncertain and impossible to predict. To date, our company has not experienced an overall material adverse impact from the COVID-19 pandemic, as demand for the products and services that we provide has increased following the stay-at-home and remote work restrictions or recommendations that have been implemented throughout the countries in which we operate. In this regard, our residential net customer losses during the period impacted by the COVID-19 pandemic have thus far been generally in line with our expectations, as declines in gross residential customer additions have been offset by reductions in residential churn rates across all our markets. During the second quarter of 2020, certain of our revenue streams were adversely impacted by the COVID-19 pandemic, the most notable of which include (i) lower revenue associated with the pausing of certain sports leagues during the second quarter of 2020, (ii) lower sales of mobile handsets, due largely to the fact that, as discussed above, many of our retail stores were closed for a significant portion of the quarter, (iii) lower broadcasting revenue in Belgium and Ireland and (iv) lower interconnect and mobile roaming revenue resulting from changes in mobile usage associated with factors such as lower travel and the use of WiFi alternatives during stay-at-home mandates or recommendations. With respect to our Adjusted EBITDA during the second quarter of 2020, the aforementioned revenue declines had a significantly lesser adverse impact on our Adjusted EBITDA, as (a) we received certain credits during the second quarter of 2020 for content costs and lost revenue associated with the paused sports leagues, which offset the related revenue declines, (b) mobile handset sales generate low margins and (c) the lower interconnect and roaming revenue was largely offset by similar declines in interconnect and roaming expenses. In addition, our Adjusted EBITDA during the second quarter of 2020 was positively impacted by various other factors relating to the COVID-19 pandemic, including (1) the acceleration of certain costs for sports rights from the second quarter to the first quarter, as further described in Discussion and Analysis of our Reportable Segments below, (2) lower costs associated with customer service and sales and marketing and (3) the benefits to our Adjusted EBITDA related to the aforementioned declines in residential churn rates. In this regard, we estimate that the overall impact of the COVID-19 pandemic on our second quarter 2020 Adjusted EBITDA was minimal. For additional information regarding the impact of COVID-19 on our results of operations for the three and six months ended June 30, 2020, see Discussion and Analysis of our Reportable Segments below.

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

As indicated above, the COVID-19 pandemic has caused significant distress in global financial markets that could have an adverse impact on our company. However, we currently believe our financial risks are mitigated by several factors, including the following: (i) our access to our cash and cash equivalents and short-term investments has not been impaired during the first half of 2020, (ii) we do not currently perceive a significant risk of a credit event that would impair our cash holdings, derivative assets or restrict available credit facilities, (iii) we continue to maintain a strong balance sheet, with over 75% of our debt not due until 2026 or later, (iv) our credit facilities do not contain maintenance-based leverage covenants, with the exception of any revolving facilities that are drawn in excess of 40% of total availability (such revolving facilities were undrawn at June 30, 2020), and (v) our derivative instruments provide protection against adverse changes in financial markets, such as the weakening of the British pound sterling and declines in the value of certain of our fair value investments. In addition, we have implemented enhanced risk monitoring procedures at this time of heightened market volatility.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the six months ended June 30, 2020 was to the British pound sterling and euro as 52.1% and 33.2% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

The amounts presented and discussed below represent 100% of each of our consolidated reportable segment’s results of operations. As we have the ability to control Telenet, we consolidate 100% of its revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three months ended June 30, 2020 and 2019. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for three months ended June 30, 2020 and 2019 at the end of this section.

Consolidated Adjusted EBITDA (previously referred to as “Adjusted OIBDA”) is a non-GAAP measure, which we believe is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to readily view operating trends from a consolidated view. Investors should view consolidated Adjusted EBITDA as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Earnings (loss) from continuing operations	$(503.8)	$(339.6)	$513.9	$(646.5)
Income tax expense (benefit)	(158.0)	26.8	(77.9)	54.6
Other income, net	(9.5)	(32.5)	(61.9)	(39.0)
Share of results of affiliates, net	105.4	69.3	72.0	140.2
Losses on debt extinguishment, net	165.6	48.3	220.1	48.8
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(152.3)	138.7	377.5	146.9
Foreign currency transactions losses (gains), net	478.0	27.0	86.3	(111.6)
Realized and unrealized losses (gains) on derivative instruments, net	319.7	(152.9)	(917.6)	(70.1)
Interest expense	281.7	363.6	595.0	730.9
Operating income	526.8	148.7	807.4	254.2
Impairment, restructuring and other operating items, net	32.2	33.2	63.2	104.1
Depreciation and amortization	545.7	921.8	1,329.2	1,861.4
Share-based compensation expense	83.8	87.0	139.0	154.3
Adjusted EBITDA	$1,188.5	$1,190.7	$2,338.8	$2,374.0

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

Revenue

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,531.8	$1,644.0	$(112.2)	(6.8)	$(59.7)	(3.6)
Belgium	682.5	713.2	(30.7)	(4.3)	(27.9)	(3.9)
Switzerland	299.1	315.0	(15.9)	(5.0)	(27.3)	(8.6)
Central and Eastern Europe	116.2	119.1	(2.9)	(2.4)	4.9	4.2
Central and Corporate (a)	93.7	60.2	33.5	55.6	(6.3)	(6.4)
Intersegment eliminations	(0.4)	(1.1)	0.7	N.M.	0.7	N.M.
Total	$2,722.9	$2,850.4	$(127.5)	(4.5)	$(115.6)	(4.0)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$3,152.4	$3,305.3	$(152.9)	(4.6)	$(70.4)	(2.1)
Belgium	1,400.6	1,425.1	(24.5)	(1.7)	(29.0)	(2.0)
Switzerland	615.9	631.0	(15.1)	(2.4)	(35.8)	(5.7)
Central and Eastern Europe	235.3	238.2	(2.9)	(1.2)	9.2	3.8
Central and Corporate (a)	194.9	120.9	74.0	61.2	(2.4)	(1.2)
Intersegment eliminations	(0.4)	(2.1)	1.7	N.M.	1.7	N.M.
Total	$5,598.7	$5,718.4	$(119.7)	(2.1)	$(126.7)	(2.2)
_______________

N.M. — Not Meaningful.

(a)
Amounts primarily include revenue earned from transition and other services provided to the VodafoneZiggo JV and various third parties and the sale of customer premises equipment to the VodafoneZiggo JV. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

U.K./Ireland. The details of the decreases in U.K./Ireland’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(3.3)	$—	$(3.3)	$(7.2)	$—	$(7.2)
ARPU (a)	(22.0)	—	(22.0)	(8.6)	—	(8.6)
Decrease in residential cable non-subscription revenue (b)	—	(4.3)	(4.3)	—	(3.9)	(3.9)
Total decrease in residential cable revenue	(25.3)	(4.3)	(29.6)	(15.8)	(3.9)	(19.7)
Increase (decrease) in residential mobile revenue (c)	(2.2)	(16.2)	(18.4)	1.2	(29.4)	(28.2)
Increase (decrease) in B2B revenue (d)	2.8	(5.3)	(2.5)	6.0	(19.4)	(13.4)
Decrease in other revenue (e)	—	(9.2)	(9.2)	—	(9.1)	(9.1)
Total organic decrease	(24.7)	(35.0)	(59.7)	(8.6)	(61.8)	(70.4)
Impact of FX	(42.3)	(10.2)	(52.5)	(66.0)	(16.5)	(82.5)
Total	$(67.0)	$(45.2)	$(112.2)	$(74.6)	$(78.3)	$(152.9)
_______________

(a)
The decreases in cable subscription revenue related to changes in ARPU include lower revenue of approximately $28 million during the second quarter of 2020 associated with the pausing or cancellation of certain sporting events due to the COVID-19 pandemic, including (i) credits that were given to certain customers and (ii) the estimated impact of certain customers canceling their premium sports subscriptions.

(b)
The decreases in residential cable non-subscription revenue are primarily attributable to lower revenue from late fees in the U.K., largely related to the temporary suspension of late payment charges during the COVID-19 pandemic.

(c)
The decreases in residential mobile non-subscription revenue are primarily attributable to (i) decreases in revenue from mobile handset sales in the U.K., due in large part to the impact of retail store closures during the COVID-19 pandemic, and (ii) lower interconnect and mobile roaming revenue driven by stay-at-home behaviors during the COVID-19 pandemic. The decreases in residential mobile non-subscription revenue also include the unfavorable impact of $5.3 million of revenue recognized during the second quarter of 2019 in connection with the sale of rights to future commission payments on customer handset insurance arrangements in the U.K.

(d)
The increases in B2B subscription revenue are primarily due to increases in the average number of SOHO customers in the U.K. The decreases in B2B non-subscription revenue are primarily attributable to our operations in the U.K., including the net effect of (i) decreases in lower margin revenue related to business network services, (ii) increases in revenue associated with long-term leases of a portion of our network and (iii) lower installation revenue.

(e)	The decreases in other revenue are attributable to lower broadcasting revenue in Ireland, largely due to the impact of the COVID-19 pandemic.

Belgium. The details of the decreases in Belgium’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(10.7)	$—	$(10.7)	$(22.3)	$—	$(22.3)
ARPU	7.1	—	7.1	10.9	—	10.9
Decrease in residential cable non-subscription revenue	—	(1.7)	(1.7)	—	(2.9)	(2.9)
Total decrease in residential cable revenue	(3.6)	(1.7)	(5.3)	(11.4)	(2.9)	(14.3)
Increase (decrease) in residential mobile revenue (a)	(0.7)	(21.1)	(21.8)	4.2	(22.5)	(18.3)
Increase (decrease) in B2B revenue (b)	7.1	(5.3)	1.8	17.5	(12.2)	5.3
Decrease in other revenue	—	(2.6)	(2.6)	—	(1.7)	(1.7)
Total organic increase (decrease)	2.8	(30.7)	(27.9)	10.3	(39.3)	(29.0)
Impact of acquisitions	—	13.9	13.9	—	42.8	42.8
Impact of disposals	(2.0)	(0.8)	(2.8)	(2.0)	(0.8)	(2.8)
Impact of FX	(10.9)	(3.0)	(13.9)	(26.6)	(8.9)	(35.5)
Total	$(10.1)	$(20.6)	$(30.7)	$(18.3)	$(6.2)	$(24.5)
_______________

(a)
The increase in residential mobile subscription revenue for the six-month comparison is primarily due to an increase in the average number of mobile subscribers. The decreases in mobile non-subscription revenue are primarily attributable to (i) lower interconnect and mobile roaming revenue driven by stay-at-home behaviors during the COVID-19 pandemic and (ii) decreases in revenue from mobile handset sales, due in large part to the impact of retail store closures during the COVID-19 pandemic.

(b)
The increases in B2B subscription revenue are primarily due to increases in the average number of SOHO customers. The decreases in B2B non-subscription revenue are primarily attributable to (i) lower interconnect revenue and (ii) decreases in revenue from mobile handset sales, due in large part to the impact of the COVID-19 pandemic.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the decreases in Switzerland’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(15.7)	$—	$(15.7)	$(31.3)	$—	$(31.3)
ARPU	(6.1)	—	(6.1)	(12.3)	—	(12.3)
Decrease in residential cable non-subscription revenue (a)	—	(2.8)	(2.8)	—	(1.9)	(1.9)
Total decrease in residential cable revenue	(21.8)	(2.8)	(24.6)	(43.6)	(1.9)	(45.5)
Increase (decrease) in residential mobile revenue (b)	3.3	(3.6)	(0.3)	7.6	2.1	9.7
Increase (decrease) in B2B revenue	(0.4)	(1.9)	(2.3)	(0.6)	0.6	—
Decrease in other revenue	—	(0.1)	(0.1)	—	—	—
Total organic increase (decrease)	(18.9)	(8.4)	(27.3)	(36.6)	0.8	(35.8)
Impact of FX	9.2	2.2	11.4	16.0	4.7	20.7
Total	$(9.7)	$(6.2)	$(15.9)	$(20.6)	$5.5	$(15.1)
_______________

(a)
The decrease in residential cable non-subscription revenue for the three-month comparison includes $2.1 million of revenue associated with our Swiss sports channels that was accelerated into the first quarter of 2020. As further described under Discussion and Analysis of our Consolidated Operating Results — Programming and other direct costs of services, Switzerland's ice hockey league was cancelled as a result of the COVID-19 pandemic, which resulted in the prepaid amounts for the associated sports rights that would have been expensed during the second quarter of 2020 to be recognized during the first quarter of 2020. Accordingly, $2.1 million of associated revenue that would have been recorded in April 2020 was recognized during the first quarter of 2020.

(b)
The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers. The decrease in residential mobile non-subscription revenue for the three-month comparison is primarily attributable to lower revenue from mobile handset sales, due in large part to the impact of retail store closures during the COVID-19 pandemic.

Central and Eastern Europe. The details of the decreases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of customers	$1.4	$—	$1.4	$2.9	$—	$2.9
ARPU	1.3	—	1.3	2.7	—	2.7
Decrease in residential cable non-subscription revenue	—	—	—	—	(0.2)	(0.2)
Total increase (decrease) in residential cable revenue	2.7	—	2.7	5.6	(0.2)	5.4
Increase in residential mobile revenue	0.3	0.2	0.5	0.5	0.3	0.8
Increase in B2B revenue	0.3	0.9	1.2	0.9	1.1	2.0
Increase in other revenue	—	0.5	0.5	—	1.0	1.0
Total organic increase	3.3	1.6	4.9	7.0	2.2	9.2
Impact of FX	(7.6)	(0.2)	(7.8)	(11.5)	(0.6)	(12.1)
Total	$(4.3)	$1.4	$(2.9)	$(4.5)	$1.6	$(2.9)

Programming and Other Direct Costs of Services, Other Operating Expenses and SG&A Expenses of our Consolidated Reportable Segments

For information regarding the changes in our (i) programming and other direct costs of services, (ii) other operating expenses and (iii) SG&A expenses, see Discussion and Analysis of our Consolidated Operating Results below.

Adjusted EBITDA of our Consolidated Reportable Segments

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance. As presented below, consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. The following tables set forth the Adjusted EBITDA of our consolidated reportable segments:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$654.9	$687.5	$(32.6)	(4.7)	$(10.3)	(1.5)
Belgium	354.1	349.4	4.7	1.3	19.4	5.7
Switzerland	150.9	159.8	(8.9)	(5.6)	(14.6)	(9.9)
Central and Eastern Europe	52.7	54.1	(1.4)	(2.6)	2.2	4.2
Central and Corporate	(24.1)	(60.1)	36.0	59.9	(2.4)	(11.1)
Total	$1,188.5	$1,190.7	$(2.2)	(0.2)	$(5.7)	(0.5)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,310.3	$1,379.7	$(69.4)	(5.0)	$(34.9)	(2.5)
Belgium	685.7	688.4	(2.7)	(0.4)	24.4	3.6
Switzerland	285.0	316.1	(31.1)	(9.8)	(40.7)	(12.9)
Central and Eastern Europe	107.0	107.8	(0.8)	(0.7)	4.8	4.5
Central and Corporate	(49.2)	(119.4)	70.2	58.8	(5.7)	(13.2)
Intersegment eliminations (b)	—	1.4	(1.4)	N.M.	(1.4)	N.M.
Total	$2,338.8	$2,374.0	$(35.2)	(1.5)	$(53.5)	(2.2)
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 17 to our condensed consolidated financial statements.

(b)	Amount for the 2019 period is related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2020	2019 (a)	2020	2019 (a)

U.K./Ireland	42.7%	41.8%	41.6%	41.7%
Belgium	51.9%	49.0%	49.0%	48.3%
Switzerland	50.4%	50.7%	46.3%	50.1%
Central and Eastern Europe	45.5%	45.6%	45.6%	45.3%
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 17 to our condensed consolidated financial statements.

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments, the Adjusted EBITDA margins presented above include the impact of acquisitions. For discussion of the factors contributing to the changes in the Adjusted EBITDA margins of our consolidated reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below.

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$781.0	$799.5	$(18.5)	(2.3)	$1.7	0.2
Video	633.6	676.6	(43.0)	(6.4)	(27.0)	(4.0)
Fixed-line telephony	328.3	360.4	(32.1)	(8.9)	(22.7)	(6.3)
Total subscription revenue	1,742.9	1,836.5	(93.6)	(5.1)	(48.0)	(2.6)
Non-subscription revenue	35.6	44.5	(8.9)	(20.0)	(8.6)	(19.3)
Total residential cable revenue	1,778.5	1,881.0	(102.5)	(5.4)	(56.6)	(3.0)
Residential mobile revenue (c):
Subscription revenue (b)	227.3	231.4	(4.1)	(1.8)	0.7	0.3
Non-subscription revenue	129.7	173.3	(43.6)	(25.2)	(40.9)	(23.6)
Total residential mobile revenue	357.0	404.7	(47.7)	(11.8)	(40.2)	(9.9)
Total residential revenue	2,135.5	2,285.7	(150.2)	(6.6)	(96.8)	(4.2)
B2B revenue (d):
Subscription revenue	123.4	116.8	6.6	5.7	9.8	8.4
Non-subscription revenue	338.2	357.2	(19.0)	(5.3)	(12.4)	(3.5)
Total B2B revenue	461.6	474.0	(12.4)	(2.6)	(2.6)	(0.5)
Other revenue (e)	125.8	90.7	35.1	38.7	(16.2)	(11.4)
Total	$2,722.9	$2,850.4	$(127.5)	(4.5)	$(115.6)	(4.0)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$1,577.8	$1,602.3	$(24.5)	(1.5)	$8.5	0.5
Video	1,316.7	1,368.7	(52.0)	(3.8)	(26.1)	(1.9)
Fixed-line telephony	666.5	729.2	(62.7)	(8.6)	(47.6)	(6.5)
Total subscription revenue	3,561.0	3,700.2	(139.2)	(3.8)	(65.2)	(1.8)
Non-subscription revenue	88.6	98.5	(9.9)	(10.1)	(8.9)	(9.1)
Total residential cable revenue	3,649.6	3,798.7	(149.1)	(3.9)	(74.1)	(2.0)
Residential mobile revenue (c):
Subscription revenue (b)	463.2	459.4	3.8	0.8	13.5	2.9
Non-subscription revenue	275.0	330.0	(55.0)	(16.7)	(49.7)	(15.1)
Total residential mobile revenue	738.2	789.4	(51.2)	(6.5)	(36.2)	(4.6)
Total residential revenue	4,387.8	4,588.1	(200.3)	(4.4)	(110.3)	(2.4)
B2B revenue (d):
Subscription revenue	248.0	230.6	17.4	7.5	23.8	10.3
Non-subscription revenue	687.7	729.2	(41.5)	(5.7)	(27.1)	(3.7)
Total B2B revenue	935.7	959.8	(24.1)	(2.5)	(3.3)	(0.3)
Other revenue (e)	275.2	170.5	104.7	61.4	(13.1)	(4.5)
Total	$5,598.7	$5,718.4	$(119.7)	(2.1)	$(126.7)	(2.2)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $48.9 million and $64.4 million during the three months ended June 30, 2020 and 2019, respectively, and $108.5 million and $125.4 million during the six months ended June 30, 2020 and 2019, respectively.

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

(e)
Other revenue includes, among other items, (i) revenue earned from transitional and other services provided to various third parties, (ii) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV and (iii) broadcasting revenue in Belgium and Ireland.

Total revenue. Our consolidated revenue decreased $127.5 million or 4.5% and $119.7 million or 2.1% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases include (i) increases of $13.9 million and $42.8 million, respectively, attributable to the impact of the De Vijver Media Acquisition and (ii) a decrease of $2.8 million in each period attributable to the impact of a disposition. On an organic basis, our consolidated revenue decreased $115.6 million or 4.0% and $126.7 million or 2.2%, respectively.

Residential revenue. The details of the decreases in our consolidated residential revenue for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019, are as follows:

	Three-month period	Six-month period
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(22.3)	$(46.4)
ARPU	(25.7)	(18.8)
Decrease in residential cable non-subscription revenue	(8.6)	(8.9)
Total decrease in residential cable revenue	(56.6)	(74.1)
Increase in residential mobile subscription revenue	0.7	13.5
Decrease in residential mobile non-subscription revenue	(40.9)	(49.7)
Total organic decrease in residential revenue	(96.8)	(110.3)
Impact of acquisitions and dispositions	(1.9)	(2.9)
Impact of FX	(51.5)	(87.1)
Total decrease in residential revenue	$(150.2)	$(200.3)

On an organic basis, our consolidated residential cable subscription revenue decreased $48.0 million or 2.6% and $65.2 million or 1.8% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to decreases in Switzerland and U.K./Ireland.

On an organic basis, our consolidated residential cable non-subscription revenue decreased $8.6 million or 19.3% and $8.9 million or 9.1% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily due to decreases in U.K./Ireland and Belgium.

On an organic basis, our consolidated residential mobile subscription revenue increased $0.7 million or 0.3% and $13.5 million or 2.9% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These increases are primarily attributable to increases in Switzerland and, for the six-month comparison, Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue decreased $40.9 million or 23.6% and $49.7 million or 15.1% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to decreases in U.K./Ireland and Belgium.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $9.8 million or 8.4% and $23.8 million or 10.3% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These increases are primarily attributable to increases in Belgium and U.K./Ireland.

On an organic basis, our consolidated B2B non-subscription revenue decreased $12.4 million or 3.5% and $27.1 million or 3.7% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily due to decreases in U.K./Ireland and Belgium.

Other revenue. On an organic basis, our consolidated other revenue decreased $16.2 million or 11.4% and $13.1 million or 4.5% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to (i) lower broadcasting revenue in Ireland and (ii) decreases in revenue earned from the JV Services and, for the three-month comparison, sales of customer premises equipment to the VodafoneZiggo JV.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$456.7	$504.1	$(47.4)	(9.4)	$(31.7)	(6.3)
Belgium	142.4	166.4	(24.0)	(14.4)	(34.2)	(19.1)
Switzerland	54.7	63.5	(8.8)	(13.9)	(10.8)	(17.0)
Central and Eastern Europe	30.4	30.0	0.4	1.3	2.5	8.3
Central and Corporate	31.9	22.9	9.0	39.3	9.2	38.8
Intersegment eliminations	(1.1)	(0.6)	(0.5)	N.M.	(0.5)	N.M.
Total	$715.0	$786.3	$(71.3)	(9.1)	$(65.5)	(8.2)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$973.2	$1,024.4	$(51.2)	(5.0)	$(26.0)	(2.5)
Belgium	331.3	333.4	(2.1)	(0.6)	(26.5)	(7.2)
Switzerland	140.9	128.1	12.8	10.0	8.1	6.3
Central and Eastern Europe	60.2	60.2	—	—	3.2	5.3
Central and Corporate	65.6	41.2	24.4	59.2	24.3	56.4
Intersegment eliminations	(1.1)	(0.6)	(0.5)	N.M.	(0.5)	N.M.
Total	$1,570.1	$1,586.7	$(16.6)	(1.0)	$(17.4)	(1.1)
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services decreased $71.3 million or 9.1% and $16.6 million or 1.0% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases include increases of $13.6 million and $33.3 million, respectively, attributable to the impact of the De Vijver Media Acquisition. On an organic basis, our programming and other direct costs of services decreased $65.5 million or 8.2% and $17.4 million or 1.1%, respectively. These decreases include the following factors:

•
Decreases in programming and copyright costs of $46.5 million or 11.6% and $27.1 million or 3.3%, respectively, primarily due to decreases in U.K./Ireland, Switzerland and Belgium. These decreases are primarily due to lower costs for certain premium and/or basic content, including (i) a decrease of $28.9 million in U.K./Ireland related to credits received during the second quarter of 2020 in connection with the pausing or cancellation of certain sporting events due to the COVID-19 pandemic, which offset the aforementioned revenue declines, and (ii) a decrease of $14.2 million for the three-month comparison due to the acceleration of certain costs for sports rights as a result of the COVID-19 pandemic. In this regard, certain sports leagues in Belgium and Switzerland were cancelled and, accordingly, the prepaid amounts for the associated sports rights that would have been expensed during the second quarter of 2020 were recognized during the first quarter of 2020;

•
Decreases in mobile handset and other device costs of $9.1 million or 10.5% and $11.5 million or 6.8%, respectively, primarily due to lower sales volumes in U.K./Ireland, Belgium and, for the three-month comparison, Switzerland, largely due to temporary retail store closures as a result of the COVID-19 pandemic;

•
The impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in direct cost increases of $6.6 million and $11.0 million, respectively, that were fully offset by corresponding decreases, primarily in various other operating expenses within Central and Corporate; and

•
An increase (decrease) in interconnect and access costs of ($15.2 million) or (7.2%) and $0.7 million or 0.2%, respectively, primarily due to the net effect of (i) higher MVNO costs in Switzerland and U.K./Ireland and (ii) lower interconnect and mobile roaming costs, as decreases in Belgium were only partially offset by increases in U.K./Ireland. Across all of our markets, interconnect and mobile roaming costs include the positive impact of changes in mobile usage associated with factors such as lower travel and the use of WiFi alternatives during stay-at-home mandates or recommendations as a result of the COVID-19 pandemic.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$228.2	$229.9	$(1.7)	(0.7)	$6.2	2.7
Belgium	94.9	98.3	(3.4)	(3.5)	(0.9)	(0.9)
Switzerland	45.5	46.6	(1.1)	(2.4)	(2.9)	(6.2)
Central and Eastern Europe	15.7	17.3	(1.6)	(9.2)	(0.5)	(2.9)
Central and Corporate	13.1	29.4	(16.3)	(55.4)	(19.0)	(66.9)
Intersegment eliminations	2.1	(4.7)	6.8	N.M.	6.8	N.M.
Total other operating expenses excluding share-based compensation expense	399.5	416.8	(17.3)	(4.2)	$(10.3)	(2.5)
Share-based compensation expense	1.6	1.0	0.6	N.M.
Total	$401.1	$417.8	$(16.7)	(4.0)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$469.7	$462.5	$7.2	1.6	$19.8	4.3
Belgium	188.1	198.8	(10.7)	(5.4)	(5.3)	(2.7)
Switzerland	91.9	92.1	(0.2)	(0.2)	(3.2)	(3.5)
Central and Eastern Europe	32.1	34.3	(2.2)	(6.4)	(0.6)	(1.7)
Central and Corporate	35.0	55.3	(20.3)	(36.7)	(23.2)	(42.6)
Intersegment eliminations	2.1	(7.7)	9.8	N.M.	9.8	N.M.
Total other operating expenses excluding share-based compensation expense	818.9	835.3	(16.4)	(2.0)	$(2.7)	(0.3)
Share-based compensation expense	2.3	1.9	0.4	21.1
Total	$821.2	$837.2	$(16.0)	(1.9)
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) decreased $17.3 million or 4.2% and $16.4 million or 2.0% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. On an organic basis, our other operating expenses decreased $10.3 million or 2.5% and $2.7 million or 0.3%, respectively. These decreases include the following factors:

•
Increases in network infrastructure charges in U.K./Ireland of $4.4 million and $14.4 million, respectively, following an increase in the rateable value of certain of Virgin Media’s assets. For additional information, see “Other Regulatory Issues” in note 16 to our condensed consolidated financial statements;

•
Decreases in customer service costs of $13.2 million or 21.4% and $12.5 million or 9.9%, respectively, primarily due to lower call center costs in U.K./Ireland and Belgium. The lower call center costs in U.K./Ireland are primarily due to lockdowns during the second quarter of 2020 associated with the COVID-19 pandemic, which prevented certain outsourced contract services from being performed;

•
The aforementioned impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in decreases in various other operating expenses of $6.3 million and $10.7 million, respectively, within Central and Corporate; and

•
Increases in personnel costs of $10.7 million or 8.8% and $8.4 million or 3.4%, respectively, primarily due to the net effect of (i) higher average costs per employee, primarily in U.K./Ireland and Central and Corporate, (ii) lower staffing levels, primarily in U.K./Ireland and Central and Corporate, and (iii) decreases in temporary personnel costs, primarily in U.K./Ireland.

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$192.0	$222.5	$(30.5)	(13.7)	$(23.9)	(10.7)
Belgium	91.1	99.1	(8.0)	(8.1)	(12.2)	(11.6)
Switzerland	48.0	45.1	2.9	6.4	1.0	2.2
Central and Eastern Europe	17.4	17.7	(0.3)	(1.7)	0.7	4.0
Central and Corporate	72.8	68.0	4.8	7.1	5.9	8.7
Intersegment eliminations	(1.4)	4.2	(5.6)	N.M.	(5.6)	N.M.
Total SG&A expenses excluding share-based compensation expense	419.9	456.6	(36.7)	(8.0)	$(34.1)	(7.4)
Share-based compensation expense	82.2	86.0	(3.8)	(4.4)
Total	$502.1	$542.6	$(40.5)	(7.5)

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$399.2	$438.7	$(39.5)	(9.0)	$(29.3)	(6.7)
Belgium	195.5	204.5	(9.0)	(4.4)	(21.6)	(9.7)
Switzerland	98.1	94.7	3.4	3.6	—	—
Central and Eastern Europe	36.0	35.9	0.1	0.3	1.8	5.0
Central and Corporate	143.5	143.8	(0.3)	(0.2)	2.2	1.5
Intersegment eliminations	(1.4)	4.8	(6.2)	N.M.	(6.2)	N.M.
Total SG&A expenses excluding share-based compensation expense	870.9	922.4	(51.5)	(5.6)	$(53.1)	(5.6)
Share-based compensation expense	136.7	152.4	(15.7)	(10.3)
Total	$1,007.6	$1,074.8	$(67.2)	(6.3)
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended June 30,		Decrease		Organic decrease
	2020	2019	$	%	$	%
	in millions, except percentages

General and administrative (a)	$334.8	$356.0	$(21.2)	(6.0)	$(19.0)	(5.3)
External sales and marketing	85.1	100.6	(15.5)	(15.4)	(15.1)	(14.8)
Total	$419.9	$456.6	$(36.7)	(8.0)	$(34.1)	(7.4)

	Six months ended June 30,		Decrease		Organic decrease
	2020	2019	$	%	$	%
	in millions, except percentages

General and administrative (a)	$691.3	$716.6	$(25.3)	(3.5)	$(25.7)	(3.5)
External sales and marketing	179.6	205.8	(26.2)	(12.7)	(27.4)	(13.0)
Total	$870.9	$922.4	$(51.5)	(5.6)	$(53.1)	(5.6)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) decreased $36.7 million or 8.0% and $51.5 million or 5.6% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases include increases of $6.7 million and $18.1 million, respectively, attributable to the impact of the De Vijver Media Acquisition. On an organic basis, our SG&A expenses decreased $34.1 million or 7.4% and $53.1 million or 5.6%, respectively. These decreases include the following factors:

•
Decreases in external sales and marketing costs of $15.1 million or 14.8% and $27.4 million or 13.0%, respectively, due to lower costs associated with advertising campaigns in U.K./Ireland, Belgium and Switzerland; and

•
Decreases in personnel costs of $11.4 million or 5.3% and $13.4 million or 3.1%, respectively, primarily due to the net effect of (i) higher average costs per employee, primarily in U.K./Ireland, Central and Corporate and, for the six-month comparison, Belgium, (ii) lower staffing levels, primarily in U.K./Ireland and Central and Corporate, and (iii) decreases in temporary personnel costs, primarily in U.K./Ireland. The higher average costs per employee include the impact of (a) lower severance costs in U.K./Ireland of $6.3 million associated with revisions to our operating model and decreases in senior management personnel during the second quarter of 2019 and (b) decreases in Central and Corporate related to a $5.0 million cash bonus associated with the renewal of an existing executive employment contract on similar terms paid in the second quarter of 2019.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Liberty Global:
Performance-based incentive awards (a)	$21.6	$38.0	$49.3	$67.9
Non-performance based incentive awards (b)	47.8	29.0	66.1	51.0
Other (c)	6.0	12.6	12.2	22.5
Total Liberty Global	75.4	79.6	127.6	141.4
Other	8.4	7.4	11.4	12.9
Total	$83.8	$87.0	$139.0	$154.3
Included in:
Other operating expense	$1.6	$1.0	$2.3	$1.9
SG&A expense	82.2	86.0	136.7	152.4
Total	$83.8	$87.0	$139.0	$154.3
_______________

(a)
Includes share-based compensation expense related to (i) PSUs, (ii) the 2019 Challenge Performance Awards, which were granted in March 2019 and included PSARs and PSUs, and (iii) the performance-based portion of the 2019 CEO Performance Award, which was granted in May 2019.

(b)
In 2019, we changed our policy to provide that all new equity grants would have ten-year contractual terms in order to more closely align with common market practice. In April 2020, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options granted in 2013 from a seven-year term to a ten-year term in order to align with this new policy. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $18.9 million during the second quarter of 2020.

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

Depreciation and amortization expense

Our depreciation and amortization expense was $545.7 million and $1,329.2 million for the three and six months ended June 30, 2020, respectively, and $921.8 million and $1,861.4 million for the three and six months ended June 30, 2019, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $365.4 million or 39.6% and $508.5 million or 27.3% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily due to the net effect of (i) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate, Belgium and Switzerland, (ii) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, (iii) decreases in U.K./Ireland of $254.1 million as a result of the held-for-sale presentation of the U.K. JV Entities effective May 7, 2020 and (iv) decreases due to assets becoming fully amortized, primarily in U.K./Ireland. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $32.2 million and $63.2 million during the three and six months ended June 30, 2020, respectively, and $33.2 million and $104.1 million during the three and six months ended June 30, 2019, respectively.

The amounts for the 2020 periods include (i) restructuring charges of $15.4 million and $36.6 million, respectively, including $8.5 million and $28.3 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland, U.K./Ireland and Central and Corporate, (ii) direct acquisition and disposition costs of $13.7 million and $20.0 million, respectively, primarily related to costs incurred in connection with the pending formation of the U.K. JV, and (iii) for the six-month period, impairment charges of $6.2 million, primarily in Belgium.

The amounts for the 2019 periods include (i) restructuring charges of $18.0 million and $55.5 million, respectively, including $17.2 million and $52.1 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in U.K./Ireland and Central and Corporate and Switzerland, (ii) for the six-month period, impairment charges of $22.6 million related to the write-off of certain network assets in U.K./Ireland during the three months ended March 31, 2019, and (iii) aggregate direct acquisition and disposition costs of $7.7 million and $18.1 million, respectively, related to the sales of the Vodafone Disposal Group and UPC DTH and costs incurred related to an agreement to sell our operations in Switzerland, which was terminated in the fourth quarter of 2019.

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

Interest expense

We recognized interest expense of $281.7 million and $595.0 million during the three and six months ended June 30, 2020, respectively, and $363.6 million and $730.9 million during the three and six months ended June 30, 2019, respectively. Excluding the effects of FX, interest expense decreased $75.6 million or 20.8% and $123.3 million or 16.9% during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to lower weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a)	$(309.4)	$69.1	$532.9	$(18.2)
Equity-related derivative instruments:
ITV Collar	(33.1)	86.0	350.3	99.8
Lionsgate Forward	(1.8)	8.8	6.5	9.6
Other	22.1	0.2	20.8	0.4
Total equity-related derivative instruments (b)	(12.8)	95.0	377.6	109.8
Foreign currency forward and option contracts	1.7	(11.6)	7.4	(22.2)
Other	0.8	0.4	(0.3)	0.7
Total	$(319.7)	$152.9	$917.6	$70.1
_______________

(a)
The results for the 2020 periods are primarily attributable to the net effect of (i) a net loss for the three-month period and a net gain for the six-month period associated with changes in the relative value of certain currencies and (ii) a net loss for the three-month period and a net gain for the six-month period associated with changes in certain market interest rates. In addition, the results for the 2020 periods include net gains of $5.4 million and $71.7 million, respectively, resulting from changes in our credit risk valuation adjustments. The results for the 2019 periods are primarily attributable to the net effect of (a) for the six-month period, a net loss associated with changes in certain market interest rates and (b) net gains associated with changes in the relative value of certain currencies. In addition, the results for the 2019 periods include net losses of $12.6 million and $70.7 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

U.S. dollar-denominated debt issued by British pound sterling functional currency entities	$(53.7)	$(126.2)	$(349.4)	$(15.6)
Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(498.1)	4.5	163.1	173.8
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	1.9	32.1	88.9	5.6
Euro-denominated debt issued by British pound sterling functional currency entities	8.3	18.3	30.5	(2.4)
U.S. dollar-denominated debt issued by euro functional currency entities	98.1	59.1	28.9	(36.8)
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(20.0)	(12.8)	(19.0)	(8.1)
Other	(14.5)	(2.0)	(29.3)	(4.9)
Total	$(478.0)	$(27.0)	$(86.3)	$111.6
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Investments:
ITV	$42.2	$(111.8)	$(429.7)	$(87.8)
Lionsgate	8.5	(17.2)	(20.9)	(17.8)
SMAs	16.6	—	5.9	—
ITI Neovision	6.1	5.3	(1.9)	0.5
Other, net	68.2	(4.6)	60.2	(19.1)
Total investments	141.6	(128.3)	(386.4)	(124.2)
Debt	10.7	(10.4)	8.9	(22.7)
Total	$152.3	$(138.7)	$(377.5)	$(146.9)

Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of $165.6 million and $48.3 million during the three months ended June 30, 2020 and 2019, respectively, and $220.1 million and $48.8 million during the six months ended June 30, 2020 and 2019, respectively.

The loss during the six months ended June 30, 2020 is primarily attributable to (i) the payment of $188.2 million of redemption premiums (including $157.5 million during the second quarter) and (ii) the write-off of $35.2 million of net unamortized deferred financing costs, discounts and premiums (including $11.4 million during the second quarter).

The loss during the six months ended June 30, 2019 is primarily attributable to (i) the payment of $43.7 million of redemption premiums and (ii) the write-off of $4.3 million of unamortized deferred financing costs and discounts, all of which occurred during the second quarter.

For additional information concerning our losses on debt extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

All3Media	$(14.9)	$(19.0)	$(39.8)	$(22.7)
VodafoneZiggo JV (a)	(89.2)	(40.0)	(28.1)	(102.3)
Formula E	1.9	(9.5)	0.7	(9.9)
Other	(3.2)	(0.8)	(4.8)	(5.3)
Total	$(105.4)	$(69.3)	$(72.0)	$(140.2)
_______________

(a)
Amounts include the net effect of (i) interest income of $10.8 million, $12.6 million, $21.6 million and $25.2 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivable and (ii) our 50% share of the results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	in millions

Revenue	$1,081.6	$1,084.5	$2,178.7	$2,178.4
Adjusted EBITDA	$531.5	$487.6	$1,034.3	$981.4
Operating income	$69.8	$36.8	$151.2	$88.6
Non-operating expense (1)	$(221.6)	$(171.3)	$(178.1)	$(411.9)
Net loss	$(185.4)	$(104.0)	$(85.7)	$(254.3)
_______________

(1)	Includes interest expense of $143.3 million, $164.4 million, $295.0 million and $328.9 million, respectively.

Other income, net

We recognized other income, net, of $9.5 million and $32.5 million for the three months ended June 30, 2020 and 2019, respectively, and $61.9 million and $39.0 million for the six months ended June 30, 2020 and 2019, respectively. These amounts include (i) interest and dividend income of $10.8 million and $4.0 million during the three-month periods, respectively, and $42.4 million and $7.0 million during the six-month periods, respectively, and (ii) credits related to the non-service components of our net periodic pension costs of $4.3 million and $3.2 million during the three-month periods, respectively, and $8.8 million and $6.5 million during the six-month periods, respectively. In addition, other income, net, for the six months ended June 30, 2020 includes a $15.3 million gain related to certain assets that were contributed to a joint venture.

Income tax expense

We recognized income tax benefit (expense) of $158.0 million and ($26.8 million) during the three months ended June 30, 2020 and 2019, respectively.

The income tax benefit during the three months ended June 30, 2020 differs from the expected income tax benefit of $115.8 million (based on the U.K. blended income tax rate of 17.5%) primarily due to the net positive impact of the recognition of previously unrecognized tax benefits. The net positive impact of these items was partially offset by the negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

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

We recognized income tax benefit (expense) of $77.9 million and ($54.6 million) during the six months ended June 30, 2020 and 2019, respectively.

The income tax benefit during the six months ended June 30, 2020 differs from the expected income tax expense of $76.3 million (based on the U.K. blended income tax rate of 17.5%) primarily due to the net positive impact of (i) the recognition of previously unrecognized tax benefits, (ii) non-deductible or non-taxable foreign currency exchange results, and (iii) tax benefits associated with technology innovation incentives. The net positive impact of these items was partially offset by the negative impact of (a) a net increase in valuation allowances and (b) certain permanent differences between the financial and tax accounting treatment of interest and other items.

The income tax expense during the six months ended June 30, 2019 differs from the expected income tax benefit of $112.5 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of certain permanent differences between the financial and tax accounting treatment of (i) items associated with investments in subsidiaries and (ii) interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) a decrease in valuation allowance and (b) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended June 30, 2020 and 2019, we reported losses from continuing operations of $503.8 million and $339.6 million, respectively, consisting of (i) operating income of $526.8 million and $148.7 million, respectively, (ii) net non-operating expense of $1,188.6 million and $461.5 million, respectively, and (iii) income tax benefit (expense) of $158.0 million and ($26.8 million), respectively.

During the six months ended June 30, 2020 and 2019, we reported earnings (loss) from continuing operations of $513.9 million and ($646.5 million), respectively, consisting of (i) operating income of $807.4 million and $254.2 million, respectively, (ii) net non-operating expense of $371.4 million and $846.1 million, respectively, and (iii) income tax benefit (expense) of $77.9 million and ($54.6 million), respectively.

Gains or losses associated with (i) changes in the fair values of derivative instruments, (ii) movements in foreign currency exchange rates and (iii) the disposition of assets and changes in ownership are subject to a high degree of volatility and, as such, any gains from these sources do not represent a reliable source of income. In the absence of significant gains in the future from these sources or from other non-operating items, our ability to achieve earnings is largely dependent on our ability to increase our aggregate operating income to a level that more than offsets the aggregate amount of our (a) interest expense, (b) other non-operating expenses and (c) income tax expense.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $315.5 million and $638.1 million during the three and six months ended June 30, 2019, respectively, related to the operations of the Vodafone Disposal Group and UPC DTH. In addition, we recognized a gain of $106.6 million related to the second quarter 2019 sale of UPC DTH. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased (decreased) ($9.1 million) and $50.1 million during the three and six months ended June 30, 2020, respectively, as compared to the corresponding periods in 2019, primarily attributable to the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2020 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$31.9
Unrestricted subsidiaries (b)	4,189.7
Total Liberty Global and unrestricted subsidiaries	4,221.6
Borrowing groups (c):
Telenet	80.4
Virgin Media (d)	31.8
UPC Holding	26.8
Total borrowing groups	139.0
Total cash and cash equivalents	$4,360.6

_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)
Represents the cash and cash equivalents of the Virgin Media borrowing group, which includes (i) certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc., and (ii) the cash and cash equivalents of the U.K. JV Entities, as such cash and cash equivalents will be retained by Liberty Global upon the formation of the U.K. JV and are therefore not classified as held for sale. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $31.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $4,189.7 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,986.5 million of investments held under SMAs, represented available liquidity at the corporate level at June 30, 2020. Our remaining cash and cash equivalents of $139.0 million at June 30, 2020 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2020, see note 9 to our condensed consolidated financial statements.

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

At June 30, 2020, our consolidated cash and cash equivalents balance included $4,305.7 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the ITV Collar Loan and (iii) principal payments on the ITV Collar Loan and the Lionsgate Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $8.3 million at June 30, 2020 with varying maturity dates).

During the six months ended June 30, 2020, the aggregate amount of our share repurchases was $700.2 million, including direct acquisition costs. At June 30, 2020, the remaining amount authorized for share repurchases was $370.0 million. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2020, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and Lionsgate Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted EBITDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At June 30, 2020, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2020, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $12.3 billion, including $1.9 billion that is classified as current on our condensed consolidated balance sheet and $9.1 billion that is not due until 2026 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2020.

We believe we have sufficient resources to repay or refinance the current portion of our debt and finance lease obligations and to fund our foreseeable liquidity requirements during the next 12 months. However, as our maturing debt grows in later years, we anticipate we will seek to refinance or otherwise extend our debt maturities. No assurance can be given that we will be able to complete these refinancing transactions or otherwise extend our debt maturities. In this regard, it is not possible to predict how political and economic conditions (including with respect to the COVID-19 pandemic), sovereign debt concerns or any adverse regulatory developments could impact the credit and equity markets we access and, accordingly, our future liquidity and financial position. Our ability to access debt financing on favorable terms, or at all, could be adversely impacted by (i) the financial failure of any of our counterparties, which could (a) reduce amounts available under committed credit facilities and (b) adversely impact our ability to access cash deposited with any failed financial institution and (ii) tightening of the credit markets. In addition, any weakness in the equity markets could make it less attractive to use our shares to satisfy contingent or other obligations, and sustained or increased competition, particularly in combination with adverse economic or regulatory developments, could have an unfavorable impact on our cash flows and liquidity.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Six months ended
	June 30,
	2020	2019	Change
	in millions

Net cash provided by operating activities	$1,591.9	$1,628.5	$(36.6)
Net cash used by investing activities	(3,634.4)	(682.7)	(2,951.7)
Net cash used by financing activities	(1,721.3)	(1,595.4)	(125.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10.4)	(5.0)	(5.4)
Net decrease in cash and cash equivalents and restricted cash	$(3,774.2)	$(654.6)	$(3,119.6)

Operating Activities. The decrease in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided due to lower payments for taxes, (ii) a decrease in the cash provided by our Adjusted EBITDA and related working capital items, (iii) a decrease in cash provided due to lower cash receipts related to derivative instruments, (iv) an increase in cash provided due to lower payments of interest and (v) a decrease due to FX. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable an increase in cash used of (i) $2,795.0 million associated with higher net cash paid for investments, primarily related to our investments held under SMAs, (ii) $145.8 million as a result of the net cash proceeds received from the sale of UPC DTH in the second quarter of 2019 and (iii) $16.7 million due to higher capital expenditures. Capital expenditures increased from $632.9 million during the first six months of 2019 to $649.6 million during the first six months of 2020 due to the net effect of (a) an increase due to lower proceeds received for transfers to related parties, (b) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (c) a decrease due to FX.

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

	Six months ended June 30,
	2020	2019
	in millions

Property and equipment additions	$1,242.4	$1,381.3
Assets acquired under capital-related vendor financing arrangements	(702.9)	(926.3)
Assets acquired under finance leases	(17.2)	(32.6)
Changes in current liabilities related to capital expenditures	127.3	210.5
Capital expenditures, net	$649.6	$632.9

Capital expenditures, net:
Third-party payments	$650.9	$691.2
Proceeds received for transfers to related parties (a)	(1.3)	(58.3)
Total capital expenditures, net	$649.6	$632.9
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to the VodafoneZiggo JV and our discontinued operations, as applicable.

The decrease in our property and equipment additions during the six months ended June 30, 2020, as compared to the corresponding period in 2019, is due to (i) a decrease in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in expenditures for the purchase and installation of customer premises equipment, (b) an increase in expenditures to support new customer products and operational efficiency initiatives, (c) a decrease in expenditures for new build and upgrade projects and (d) a decrease in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems and (ii) a decrease due to FX.

Financing Activities. The increase in net cash used by our financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $283.3 million due to lower net repayments of debt and finance lease obligations, (ii) an increase in cash used of $189.5 million due to higher repurchases of Liberty Global ordinary shares and (iii) an increase in cash used of $175.4 million due to higher payments for financing costs and debt premiums.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2020	2019
	in millions

Net cash provided by operating activities of our continuing operations (a)	$1,591.9	$1,628.5
Cash payments for direct acquisition and disposition costs	10.4	18.0
Expenses financed by an intermediary (b)	1,274.5	1,086.1
Capital expenditures, net	(649.6)	(632.9)
Principal payments on amounts financed by vendors and intermediaries	(2,054.0)	(2,140.4)
Principal payments on certain finance leases	(34.5)	(31.8)
Adjusted free cash flow	$138.7	$(72.5)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of June 30, 2020. Due to the held-for-sale presentation of the U.K. JV Entities at June 30, 2020, the amounts presented below do not include the maturities of the debt and finance lease obligations, contractual commitments or the related cash interest payments of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

	Payments due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions

Debt (excluding interest)	$902.1	$1,412.1	$392.9	$164.5	$26.8	$12.9	$8,866.2	$11,777.5
Finance leases (excluding interest)	33.8	65.2	66.5	72.7	38.7	36.5	201.0	514.4
Operating leases	41.6	67.6	55.9	47.9	40.3	34.0	117.4	404.7
Network and connectivity commitments	78.9	86.2	64.9	41.5	35.8	34.4	681.2	1,022.9
Programming commitments	152.1	171.2	84.1	22.0	14.2	13.9	16.1	473.6
Purchase commitments	250.6	170.1	43.5	30.7	17.3	14.5	10.7	537.4
Other commitments	4.1	3.1	3.0	1.9	1.5	0.4	1.2	15.2
Total (a)	$1,463.2	$1,975.5	$710.8	$381.2	$174.6	$146.6	$9,893.8	$14,745.7
Projected cash interest payments on debt and finance lease obligations (b)	$192.4	$348.1	$368.7	$363.3	$354.1	$351.6	$998.4	$2,976.6
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our June 30, 2020 condensed consolidated balance sheet other than debt and finance and operating lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($356.9 million at June 30, 2020) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of June 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease liabilities and commitments, see notes 9, 10 and 16, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2020 and 2019, see note 6 to our condensed consolidated financial statements. For information regarding projected cash flows associated with these derivative instruments, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2020.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2020.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2020, $3,685.7 million or 84.5%, $396.9 million or 9.1% and $247.0 million or 5.7% of our consolidated cash balances were denominated in U.S. dollars, British pound sterling and euros, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2020	December 31, 2019
Spot rates:
Euro	0.8894	0.8906
British pound sterling	0.8078	0.7540
Swiss franc	0.9471	0.9664
Polish zloty	3.9544	3.7906

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Average rates:
Euro	0.9086	0.8898	0.9080	0.8853
British pound sterling	0.8057	0.7783	0.7938	0.7731
Swiss franc	0.9639	1.0023	0.9661	0.9998
Polish zloty	4.0944	3.8092	4.0082	3.7992

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

Weighted Average Variable Interest Rate. At June 30, 2020, the outstanding principal amount of our variable-rate indebtedness aggregated $6.3 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 2.5%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $31.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €300 million ($337 million); and

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €97 million ($109 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €367 million ($412 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €104 million ($117 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of June 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. As a result of the held-for-sale presentation of the debt and finance lease obligations of the U.K. JV Entities on our June 30, 2020 condensed consolidated balance sheet, the amounts presented below do not include projected derivative cash flows related to the U.K. JV Entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4 to our condensed consolidated financial statements. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$1.0	$49.3	$23.9	$12.3	$(12.9)	$(24.7)	$(33.1)	$15.8
Principal-related (b)	—	(11.4)	66.2	—	(24.1)	(6.7)	0.9	24.9
Other (c)	(135.6)	(637.9)	(241.3)	(0.2)	—	—	—	(1,015.0)
Total	$(134.6)	$(600.0)	$(151.2)	$12.1	$(37.0)	$(31.4)	$(32.2)	$(974.3)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, floor, swaption and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan and the Lionsgate Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2020. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2020 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the risk factors included in our most recently filed Annual Report on Form 10-K, as amended, and our March 31, 2020 Quarterly Report on Form 10-Q in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2020 through April 30, 2020:
Class C	15,198,100	$16.95	15,198,100	(b)
May 1, 2020 through May 31, 2020:
Class C	6,373,500	$21.07	6,373,500	(b)
June 1, 2020 through June 30, 2020:
Class C	3,798,900	$21.94	3,798,900	(b)
Total — April 1, 2020 through June 30, 2020:
Class C	25,370,500	$18.73	25,370,500	(b)

_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)
In February 2020, our board of directors authorized an additional $1.0 billion for share repurchases. At June 30, 2020, the remaining amount authorized for share repurchases was $370.0 million under our most recent share repurchase program.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Contribution Agreement, dated May 7, 2020, by and among Liberty Global plc, Liberty Global Europe 2 Limited, Liberty Global Holdco Limited, Telefónica, S.A., and Telefonica O2 Holdings Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2020 (File No. 001-35961)).***

4 — Instruments Defining the Rights of Securities Holders, including Indentures

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

4.2
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

10.2	Employment Agreement, dated May 21, 2020, by and between Liberty Global, Inc. and Bryan H. Hall.*

10.3
Employment Agreement, dated May 19, 2005, by and between Liberty Global Europe Limited (formerly known as UGC Europe Services Ltd.) and Andrea Salvato, assigned by Liberty Global Europe Limited to Liberty Global plc on November 1, 2013.*

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
***
Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be provided to the U.S. Securities and Exchange Commission or its staff upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	August 3, 2020	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	August 3, 2020	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer