Form 10-Q
period 2020-09-30
Liberty Global plc
filed 2020-11-04
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of October 30, 2020 was: 181,312,731 class A ordinary shares, 12,561,444 class B ordinary shares and 389,231,982 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$3,777.2	$8,142.4
Trade receivables, net	519.3	1,404.8
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,549.3	—
Derivative instruments (note 6)	430.7	331.1
Other current assets (notes 3, 4 and 5)	479.0	695.0
Total current assets	7,755.5	10,573.3
Investments and related notes receivable (including $1,380.6 million and $1,289.2 million, respectively, measured at fair value on a recurring basis) (note 5)	5,005.3	4,782.0
Property and equipment, net (notes 8 and 10)	6,286.6	13,843.4
Goodwill (note 8)	6,594.6	14,052.1
Deferred tax assets (note 11)	349.5	2,457.4
Assets held for sale (note 4)	23,271.3	—
Other assets, net (notes 3, 4, 6, 8 and 10)	1,900.6	3,338.1
Total assets	$51,163.4	$49,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	September 30, 2020	December 31, 2019
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$450.1	$963.9
Deferred revenue (note 3)	299.5	834.9
Current portion of debt and finance lease obligations (notes 9 and 10)	1,832.7	3,877.2
Accrued capital expenditures	193.3	405.2
Other accrued and current liabilities (notes 6, 10 and 14)	1,463.8	2,570.5
Total current liabilities	4,239.4	8,651.7
Long-term debt and finance lease obligations (notes 9 and 10)	10,166.0	24,305.3
Liabilities associated with assets held for sale (note 4)	21,830.0	—
Other long-term liabilities (notes 3, 6, 10, 11 and 14)	2,163.0	2,890.7
Total liabilities	38,398.4	35,847.7

Commitments and contingencies (notes 6, 9, 11 and 16)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 180,998,492 shares and 181,560,735 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,561,444 shares and 12,151,526 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 390,198,924 shares and 438,867,447 shares, respectively	3.9	4.4
Additional paid-in capital	5,312.2	6,136.9
Accumulated earnings	5,722.6	6,350.4
Accumulated other comprehensive earnings, net of taxes	2,055.2	1,112.7
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	13,095.7	13,606.2
Noncontrolling interests	(330.7)	(407.6)
Total equity	12,765.0	13,198.6
Total liabilities and equity	$51,163.4	$49,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 17)	$2,954.5	$2,840.9	$8,553.2	$8,559.3
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	820.3	801.8	2,390.4	2,388.5
Other operating (note 13)	471.7	399.7	1,292.9	1,236.9
Selling, general and administrative (SG&A) (note 13)	557.7	501.7	1,565.3	1,576.5
Depreciation and amortization	458.5	892.9	1,787.7	2,754.3
Impairment, restructuring and other operating items, net (note 14)	(15.8)	36.0	47.4	140.1
	2,292.4	2,632.1	7,083.7	8,096.3
Operating income	662.1	208.8	1,469.5	463.0
Non-operating income (expense):
Interest expense	(279.8)	(340.1)	(874.8)	(1,071.0)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(717.8)	582.1	199.8	652.2
Foreign currency transaction gains (losses), net	(755.7)	54.2	(842.0)	165.8
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	(21.5)	56.4	(399.0)	(90.5)
Losses on debt extinguishment, net (note 9)	(0.3)	(48.5)	(220.4)	(97.3)
Share of results of affiliates, net (note 5)	(27.1)	(32.8)	(99.1)	(173.0)
Other income, net	5.3	36.3	67.2	75.3
	(1,796.9)	307.6	(2,168.3)	(538.5)
Earnings (loss) from continuing operations before income taxes	(1,134.8)	516.4	(698.8)	(75.5)
Income tax benefit (note 11)	161.2	70.8	239.1	16.2
Earnings (loss) from continuing operations	(973.6)	587.2	(459.7)	(59.3)
Discontinued operations (note 4):
Earnings from discontinued operations, net of taxes	—	92.2	—	730.3
Gain on disposal of discontinued operations, net of taxes	—	12,205.7	—	12,312.3
	—	12,297.9	—	13,042.6
Net earnings (loss)	(973.6)	12,885.1	(459.7)	12,983.3
Net earnings attributable to noncontrolling interests	(49.5)	(37.2)	(137.8)	(75.4)
Net earnings (loss) attributable to Liberty Global shareholders	$(1,023.1)	$12,847.9	$(597.5)	$12,907.9

Basic and diluted earnings (loss) from continuing operations attributable to Liberty Global shareholders per share (note 15)	$(1.73)	$0.77	$(0.98)	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	in millions

Net earnings (loss)	$(973.6)	$12,885.1	$(459.7)	$12,983.3
Other comprehensive earnings (loss), net of taxes:
Continuing operations:
Foreign currency translation adjustments	1,378.8	(599.7)	954.5	(741.2)
Pension-related adjustments and other	(0.4)	(0.3)	(18.7)	(1.1)
Other comprehensive earnings (loss) from continuing operations	1,378.4	(600.0)	935.8	(742.3)
Other comprehensive earnings from discontinued operations (note 4)	—	60.0	—	61.0
Other comprehensive earnings (loss)	1,378.4	(540.0)	935.8	(681.3)
Comprehensive earnings	404.8	12,345.1	476.1	12,302.0
Comprehensive earnings attributable to noncontrolling interests	(49.5)	(37.2)	(131.1)	(75.8)
Comprehensive earnings attributable to Liberty Global shareholders	$355.3	$12,307.9	$345.0	$12,226.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings (deficit)	Accumulated other comprehensive earnings (loss), net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2019, before effect of accounting change	$2.0	$0.1	$5.3	$9,214.5	$(5,172.2)	$631.8	$(0.1)	$4,681.4	$(533.1)	$4,148.3
Impact of ASU No. 2016-02, Leases	—	—	—	—	1.2	—	—	1.2	—	1.2
Balance at January 1, 2019, as adjusted for accounting change	2.0	0.1	5.3	9,214.5	(5,171.0)	631.8	(0.1)	4,682.6	(533.1)	4,149.5
Net earnings	—	—	—	—	7.0	—	—	7.0	8.7	15.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(135.2)	—	(135.2)	0.2	(135.0)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.1)	(214.0)	—	—	—	(214.1)	—	(214.1)
Repurchases by Telenet of its outstanding shares	—	—	—	(68.2)	—	—	—	(68.2)	11.3	(56.9)
Share-based compensation (note 13)	—	—	—	55.6	—	—	—	55.6	—	55.6
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	32.4	—	—	—	32.4	2.4	34.8
Balance at March 31, 2019	2.0	0.1	5.2	9,020.3	(5,164.0)	496.6	(0.1)	4,360.1	(510.5)	3,849.6
Net earnings	—	—	—	—	53.0	—	—	53.0	29.5	82.5
Other comprehensive loss, net of taxes	—	—	—	—	—	(6.5)	—	(6.5)	0.2	(6.3)
Repurchases and cancellations of Liberty Global ordinary shares	—	—	(0.1)	(288.3)	—	—	—	(288.4)	—	(288.4)
Share-based compensation (note 13)	—	—	—	70.0	—	—	—	70.0	—	70.0
Repurchases by Telenet of its outstanding shares	—	—	—	(66.3)	—	—	—	(66.3)	9.1	(57.2)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	11.6	—	—	—	11.6	8.9	20.5
Balance at June 30, 2019	2.0	0.1	5.1	8,747.3	(5,111.0)	490.1	(0.1)	4,133.5	(462.8)	3,670.7
Net earnings	—	—	—	—	12,847.9	—	—	12,847.9	37.2	12,885.1
Other comprehensive loss, net of taxes	—	—	—	—	—	(540.0)	—	(540.0)	—	(540.0)
Repurchases and cancellations of Liberty Global ordinary shares	(0.2)	—	(0.7)	(2,714.9)	—	—	—	(2,715.8)	—	(2,715.8)
Share-based compensation (note 13)	—	—	—	61.7	—	—	—	61.7	—	61.7
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2019	$1.8	$0.1	$4.4	$6,094.1	$7,736.9	$(49.9)	$(0.1)	$13,787.3	$(425.7)	$13,361.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020, before effect of accounting change	$1.8	$0.1	$4.4	$6,136.9	$6,350.4	$1,112.7	$(0.1)	$13,606.2	$(407.6)	$13,198.6
Impact of ASU No. 2016-13 (note 2)	—	—	—	—	(30.3)	—	—	(30.3)	0.2	(30.1)
Balance at January 1, 2020, as adjusted for accounting change	1.8	0.1	4.4	6,136.9	6,320.1	1,112.7	(0.1)	13,575.9	(407.4)	13,168.5
Net earnings	—	—	—	—	949.8	—	—	949.8	67.9	1,017.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,072.5)	—	(1,072.5)	(0.7)	(1,073.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(224.3)	—	—	—	(224.4)	—	(224.4)
Share-based compensation (note 13)	—	—	—	46.1	—	—	—	46.1	—	46.1
Repurchases by Telenet of its outstanding shares	—	—	—	(45.3)	—	—	—	(45.3)	7.2	(38.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	14.5	—	—	—	14.5	1.1	15.6
Balance at March 31, 2020	1.8	0.1	4.3	5,927.9	7,269.9	40.2	(0.1)	13,244.1	(331.9)	12,912.2
Net loss	—	—	—	—	(524.2)	—	—	(524.2)	20.4	(503.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	636.6	—	636.6	(6.0)	630.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.3)	(475.5)	—	—	—	(475.8)	—	(475.8)
Share-based compensation (note 13)	—	—	—	69.5	—	—	—	69.5	—	69.5
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(16.2)	—	—	—	(16.2)	(66.0)	(82.2)
Balance at June 30, 2020	1.8	0.1	4.0	5,505.7	6,745.7	676.8	(0.1)	12,934.0	(383.5)	12,550.5
Net loss	—	—	—	—	(1,023.1)	—	—	(1,023.1)	49.5	(973.6)
Other comprehensive earnings, net of taxes	—	—	—	—	—	1,378.4	—	1,378.4	—	1,378.4
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(278.9)	—	—	—	(279.0)	—	(279.0)
Share-based compensation (note 13)	—	—	—	84.8	—	—	—	84.8	—	84.8
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	0.6	—	—	—	0.6	3.3	3.9
Balance at September 30, 2020	$1.8	$0.1	$3.9	$5,312.2	$5,722.6	$2,055.2	$(0.1)	$13,095.7	$(330.7)	$12,765.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,
	2020	2019
	in millions
Cash flows from operating activities:
Net earnings (loss)	$(459.7)	$12,983.3
Earnings from discontinued operations	—	13,042.6
Loss from continuing operations	(459.7)	(59.3)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Share-based compensation expense	243.4	228.3
Depreciation and amortization	1,787.7	2,754.3
Impairment, restructuring and other operating items, net	47.4	140.1
Amortization of deferred financing costs and non-cash interest	34.4	40.5
Realized and unrealized gains on derivative instruments, net	(199.8)	(652.2)
Foreign currency transaction losses (gains), net	842.0	(165.8)
Realized and unrealized losses due to changes in fair values of certain investments and debt, net	399.0	90.5
Losses on debt extinguishment, net	220.4	97.3
Share of results of affiliates, net	99.1	173.0
Deferred income tax benefit	(102.3)	(209.8)
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(329.4)	(292.6)
Dividends from affiliates and others	110.1	75.9
Net cash provided by operating activities of continuing operations	2,692.3	2,220.2
Net cash provided by operating activities of discontinued operations	—	871.3
Net cash provided by operating activities	2,692.3	3,091.5

Cash flows from investing activities:
Cash paid for investments	(6,987.4)	(216.5)
Cash received from sale of investments	3,766.3	27.6
Capital expenditures, net	(960.5)	(900.1)
Cash released from (used to fund) the Vodafone Escrow Accounts, net	17.3	(306.5)
Proceeds received upon disposition of discontinued operations, net	—	11,219.9
Other investing activities, net	(8.2)	(15.1)
Net cash provided (used) by investing activities of continuing operations	(4,172.5)	9,809.3
Net cash used by investing activities of discontinued operations	—	(266.4)
Net cash provided (used) by investing activities	$(4,172.5)	$9,542.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Nine months ended
	September 30,
	2020	2019
	in millions
Cash flows from financing activities:
Borrowings of debt	$11,075.3	$4,276.1
Repayments and repurchases of debt and finance lease obligations	(9,469.4)	(7,444.6)
Repurchases of Liberty Global ordinary shares	(975.7)	(3,212.5)
Payment of financing costs and debt premiums	(229.8)	(91.7)
Net cash received related to derivative instruments	72.6	136.9
Repurchases by Telenet of its outstanding shares	(38.1)	(114.1)
Other financing activities, net	(86.7)	15.1
Net cash provided (used) by financing activities of continuing operations	348.2	(6,434.8)
Net cash used by financing activities of discontinued operations	—	(254.3)
Net cash provided (used) by financing activities	348.2	(6,689.1)

Effect of exchange rate changes on cash and cash equivalents and restricted cash:
Continuing operations	20.2	(32.6)
Discontinued operations	—	(1.2)
Total	20.2	(33.8)

Net increase (decrease) in cash and cash equivalents and restricted cash:
Continuing operations	(1,111.8)	5,562.1
Discontinued operations	—	349.4
Total	$(1,111.8)	$5,911.5

Cash and cash equivalents and restricted cash:
Beginning of period	$8,180.9	$1,498.3
Net increase (decrease)	(1,111.8)	5,911.5
End of period	$7,069.1	$7,409.8

Cash paid for interest:
Continuing operations	$914.8	$1,198.0
Discontinued operations	—	361.5
Total	$914.8	$1,559.5

Net cash paid for taxes:
Continuing operations	$197.4	$288.3
Discontinued operations	—	135.9
Total	$197.4	$424.2

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$3,777.2	$7,382.0
Restricted cash included in assets held for sale	3,284.9	—
Restricted cash included in other current assets and other assets, net	7.0	27.8
Total cash and cash equivalents and restricted cash	$7,069.1	$7,409.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

Effective May 7, 2020, in connection with the pending formation of the U.K. JV (as defined in note 4), we began accounting for the U.K. JV Entities (as defined in note 4) as held for sale. Accordingly, the assets and liabilities of the U.K. JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our September 30, 2020 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For additional information, see note 4.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of September 30, 2020.

Certain prior period amounts have been reclassified to conform to the current period presentation.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
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

Recent Accounting Pronouncements

ASU 2019-12

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a significant impact on our consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $27.9 million and $42.8 million at September 30, 2020 and December 31, 2019, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $13.8 million and $30.6 million as of September 30, 2020 and December 31, 2019, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $306.1 million and $867.1 million as of September 30, 2020 and December 31, 2019, respectively. The decrease in deferred revenue for the nine months ended September 30, 2020 is primarily due to the net effect of (a) the recognition of $710.9 million of revenue that was included in our deferred revenue balance at December 31, 2019, (b) $463.7 million of deferred revenue related to the U.K. JV Entities that was reclassified to liabilities associated with assets held for sale and (c) advanced billings in certain markets. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $47.4 million and $92.6 million at September 30, 2020 and December 31, 2019, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $29.4 million and $99.0 million during the three and nine months ended September 30, 2020, respectively, and $24.7 million and $73.4 million during the three and nine months ended September 30, 2019, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

Pending Joint Venture Transaction

On May 7, 2020, we entered into a Contribution Agreement (the Contribution Agreement) with, among others, Telefonica SA (Telefonica). Pursuant to the Contribution Agreement, Liberty Global and Telefonica agreed to form a 50:50 joint venture (the U.K. JV), which will combine Virgin Media’s operations in the U.K. along with certain other Liberty Global subsidiaries created as a result of the pending U.K. JV (together, the U.K. JV Entities) with Telefonica’s mobile business in the U.K. to create a nationwide integrated communications provider. In our segment presentation, the U.K. JV Entities are included in our U.K./Ireland segment.

In connection with the transaction, we have completed certain recapitalization financings, as described in note 9. The outstanding third-party debt associated with the U.K. JV Entities will be contributed in full to the U.K. JV, and Telefonica’s business in the U.K. will be contributed on a debt-free basis. The transaction will not trigger a change of control under Virgin Media’s debt agreements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Effectively all of Liberty Global’s U.K. tax capital allowances and tax loss carryforwards, which primarily resulted from prior infrastructure investments, reside in the U.K. JV Entities and, therefore, will be available for use solely within the U.K. JV upon the closing of the transaction.

At closing, we expect to pay Telefonica an equalization payment estimated to be approximately £2.5 billion ($3.2 billion), as adjusted for debt and debt-like items and certain working capital and other adjustments. After taking into account the recapitalizations and the equalization payment, Liberty Global is expected to receive an estimated £1.4 billion ($1.8 billion) in total, including approximately £800 million ($1.0 billion) from the recapitalization of Virgin Media’s retained and 100.0% owned Ireland business.

Pursuant to the framework agreement that we expect to enter into in connection with the closing of the U.K. JV, our company and Telefonica will provide certain services to the U.K. JV. The annual charges to the U.K. JV will ultimately depend on the actual level of services required by the U.K. JV.

The U.K. JV intends to distribute available cash to the shareholders periodically and is expected to undertake periodic further recapitalizations, subject to market and operating conditions, to maintain a target net leverage ratio ranging between 4.0 and 5.0 times EBITDA (as defined in the applicable shareholders’ agreement). Our company will retain the cash generated by the operations of the U.K. JV Entities through the closing date and is required to fund any deficit in the associated defined pension plans that arises from the next triennial actuarial valuation.

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

Effective with the signing of the Contribution Agreement, we began accounting for the U.K. JV Entities as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of the U.K. JV Entities. We have not presented the U.K. JV Entities as a discontinued operation as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities that are classified as held for sale at September 30, 2020 are summarized below (in millions):

Assets:
Current assets (a)	$4,324.2
Property and equipment, net	7,786.4
Goodwill	7,489.3
Other assets, net	3,671.4
Total assets	$23,271.3

Liabilities:
Current portion of debt and finance lease obligations	$2,369.9
Other accrued and current liabilities	1,916.3
Long-term debt and finance lease obligations	16,364.7
Other long-term liabilities	1,179.1
Total liabilities	$21,830.0
_______________

(a)
Amount includes restricted cash, but excludes cash and cash equivalents, as the cash and cash equivalents of the U.K. JV Entities will be retained by Liberty Global upon the formation of the U.K. JV and are therefore not classified as held for sale.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Pending Acquisition

Sunrise Acquisition. On August 12, 2020, we entered into a transaction agreement (the Sunrise Transaction Agreement) with Sunrise Communications Group AG (Sunrise), to launch a tender offer (the Offer) to acquire all of the outstanding shares of Sunrise (the Sunrise Shares) (the Sunrise Acquisition). The per share consideration for the tendered Sunrise Shares will be CHF 110 per share in cash, for a total estimated purchase price of CHF 5.0 billion ($5.4 billion) based on the total number of outstanding Sunrise Shares as of August 11, 2020.

The consummation of the Offer contemplated by the Sunrise Transaction Agreement is subject to certain conditions, including (i) the tender of such number of Sunrise Shares that represent, when combined with any Sunrise Shares that Liberty Global and its subsidiaries own, at least 66 2/3% of the fully diluted share capital of Sunrise and (ii) regulatory approval from the applicable merger control authorities. On November 2, 2020, Liberty Global announced the definitive end results of the Offer, whereby 96.6% of the fully diluted share capital of Sunrise had been tendered. Subsequent to the settlement of the Offer, we intend to initiate a “squeeze-out” procedure in order to acquire any remaining Sunrise Shares. It is anticipated that the Sunrise Acquisition will close during the fourth quarter of 2020.

The Sunrise Transaction Agreement also contains certain termination rights. The Sunrise Transaction Agreement obligates Sunrise to pay our company a termination fee of CHF 50.0 million ($54.3 million) upon termination of the Sunrise Transaction Agreement for certain events.

The Offer will be funded through (i) available borrowings of up to CHF 3.2 billion ($3.5 billion) under new term loan facilities, including amounts expected to be used to refinance Sunrise’s existing debt (CHF 1.7 billion ($1.8 billion) principal amount as of June 30, 2020, excluding lease obligations), and (ii) existing liquidity of Liberty Global. For additional information regarding financing arrangements entered into by UPC Holding in connection with the Sunrise Acquisition, see note 9.

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

Dispositions

Vodafone Disposal Group. On July 31, 2019, we completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic to Vodafone. The operations of Germany, Romania, Hungary and the Czech Republic are collectively referred to herein as the “Vodafone Disposal Group.” After considering debt and working capital adjustments (including cash disposed) and €183.7 million ($205.8 million at the transaction date) of cash paid by our company to settle centrally-held vendor financing obligations associated with the Vodafone Disposal Group, we received net cash proceeds of €10.0 billion ($11.1 billion at the applicable rates). Pursuant to the agreement underlying the sale of the Vodafone Disposal Group, we transferred cash to fund certain third-party escrow accounts (the Vodafone Escrow Accounts) pending the fulfillment by our company of certain terms of the agreement. The current and long-term portions of the receivables associated with the Vodafone Escrow Accounts are included in “other current assets” and “other assets, net”, respectively, on our condensed consolidated balance sheets. The aggregate balance of the Vodafone Escrow Accounts was $277.9 million and $295.2 million at September 30, 2020 and December 31, 2019, respectively.

In connection with the sale of the Vodafone Disposal Group, we have agreed to provide certain transitional services to Vodafone for a period of up to four years. These services principally comprise network and information technology-related functions. During the nine months ended September 30, 2020 and 2019, we recorded revenue of $116.3 million and $25.5 million, respectively, associated with these transitional services.

For information regarding certain tax indemnities we provided in connection with the sale of the Vodafone Disposal Group, see note 16.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

UPC DTH. On May 2, 2019, we completed the sale of UPC DTH to M7 Group (M7). After considering debt and working capital adjustments (including cash disposed), we received net cash proceeds of €128.9 million ($144.1 million at the applicable dates).

In connection with the sale of UPC DTH, we have agreed to provide certain transitional services to M7 for a period of up to two years. These services principally comprise network and information technology-related functions. During the nine months ended September 30, 2020 and 2019, we recorded revenue of $1.5 million and $0.9 million, respectively, associated with these transitional services.

Presentation of Discontinued Operations

The operations of the Vodafone Disposal Group and UPC DTH are presented as discontinued operations in our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2019, as applicable, and are summarized in the following tables. These amounts exclude intercompany revenue and expenses that are eliminated within our condensed consolidated statement of operations. For information regarding our basic and diluted weighted average ordinary shares outstanding, see note 15.

Vodafone Disposal Group (a)
in millions, except per share amount
Three months ended September 30, 2019
Revenue	$290.3
Operating income	$156.1
Earnings before income taxes	$127.4
Income tax expense	(35.2)
Net earnings attributable to Liberty Global shareholders	$92.2
Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share	$0.13
_______________

(a)	Includes the operating results of the Vodafone Disposal Group through July 31, 2019, the date the Vodafone Disposal Group was sold.

	Vodafone Disposal Group (a)	UPC DTH (b)	Total
	in millions, except per share amount
Nine months ended September 30, 2019
Revenue	$2,017.9	$36.7	$2,054.6
Operating income	$1,165.6	$10.7	$1,176.3
Earnings before income taxes	$994.7	$9.5	$1,004.2
Income tax expense	(273.9)	—	(273.9)
Net earnings attributable to Liberty Global shareholders	$720.8	$9.5	$730.3
Basic and diluted earnings from discontinued operations attributable to Liberty Global shareholders per share			$1.00
_______________

(a)	Includes the operating results of the Vodafone Disposal Group through July 31, 2019, the date the Vodafone Disposal Group was sold.

(b)	Includes the operating results of UPC DTH through May 2, 2019, the date UPC DTH was sold.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	September 30, 2020	December 31, 2019
	in millions
Equity (a):
Long-term:
VodafoneZiggo JV (b)	$3,241.5	$3,174.1
All3Media Group (All3Media)	125.0	172.8
Formula E Holdings Ltd (Formula E)	93.4	105.2
Other	164.8	40.7
Total — equity	3,624.7	3,492.8
Fair value:
Short-term:
Separately-managed accounts (SMAs) (c)	2,549.3	—
Long-term:
SMAs (c)	439.2	—
ITV plc (ITV) — subject to re-use rights (d)	347.9	798.1
ITI Neovision S.A. (ITI Neovision)	118.2	122.4
Lions Gate Entertainment Corp (Lionsgate) (e)	60.2	68.0
Other (f)	415.1	300.7
Total — fair value	3,929.9	1,289.2
Total investments (g)	$7,554.6	$4,782.0
Short-term investments	$2,549.3	$—
Long-term investments	$5,005.3	$4,782.0
_______________

(a)
Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. At September 30, 2020 and December 31, 2019, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,123.0 million and $1,041.0 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(b)
Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $820.5 million and $786.1 million, respectively (the VodafoneZiggo JV Receivable I), and (ii) a euro-denominated note receivable entered into during the third quarter of 2020 with a principal amount of $121.8 million at September 30, 2020 (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivable I, as amended in June 2020, and the VodafoneZiggo JV Receivable II each bear interest at 5.55% and have a final maturity date of December 31, 2030. During the nine months ended September 30, 2020, interest accrued on the VodafoneZiggo JV Receivables was $34.4 million, all of which has been cash settled.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(c)
Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of September 30, 2020, all of our investments held under SMAs were classified as available-for-sale debt securities, as further described under Fair Value Investments — Debt Securities below.

(d)
In connection with our investment in ITV, we entered into a share collar (the ITV Collar) with respect to the ITV shares held by our company. The aggregate purchase price paid to acquire our investment in ITV was financed through borrowings under a secured borrowing agreement (the ITV Collar Loan). We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan. During the third quarter of 2020, we cash settled a portion of the ITV Collar Loan and unwound the associated portion of the ITV Collar. As of September 30, 2020, (i) certain of the ITV shares our company holds remain subject to the ITV Collar and are pledged as collateral under the ITV Collar Loan and (ii) the fair value of the ITV Collar was a net asset of $712.5 million and principal borrowings outstanding under the ITV Collar Loan were $949.1 million.

(e)
In connection with our investment in Lionsgate, we previously entered into (i) the Lionsgate Forward (as defined in note 6) and (ii) a related borrowing agreement (the Lionsgate Loan), each of which were fully settled during the third quarter of 2020, as further described in note 6.

(f)	As of September 30, 2020, we hold a $9.2 million noncontrolling junior interest in receivables we have securitized.

(g)	The purchase and sale of investments are presented on a gross basis in our statement of cash flows, including those made by investment managers acting as agents on our behalf.

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair values of certain investments, net:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

ITV	$(20.5)	$70.2	$(450.2)	$(17.6)
Lionsgate	13.1	(15.9)	(7.8)	(33.7)
SMAs	(0.3)	—	5.6	—
ITI Neovision	(2.2)	0.2	(4.1)	0.7
Other, net	(12.7)	4.5	47.5	(14.6)
Total	$(22.6)	$59.0	$(409.0)	$(65.2)

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

The following table sets forth the details of our debt securities as of and for the nine months ended September 30, 2020:

	Amortized cost basis	Unrealized gains	Fair value
	in millions

Government bonds	$998.8	$0.5	$999.3
Corporate debt securities	786.6	3.2	789.8
Commercial paper	773.1	0.9	774.0
Certificates of deposit	333.9	0.2	334.1
Other debt securities	91.3	—	91.3
Total debt securities	$2,983.7	$4.8	$2,988.5

During the three and nine months ended September 30, 2020, we received proceeds from the sale of debt securities of $1.3 billion and $3.8 billion, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities during the three and nine months ended September 30, 2020 resulted in realized net gains of $0.1 million and $0.8 million, respectively.

The fair value of our debt securities as of September 30, 2020 by contractual maturity are shown below (in millions):

Due in one year or less	$2,549.3
Due in one to five years	432.2
Due in five to ten years	7.0
Total (a)	$2,988.5
_______________

(a)	The weighted average life of our total debt securities was 0.5 years as of September 30, 2020.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

All3Media	$(0.3)	$(11.5)	$(40.1)	$(34.2)
VodafoneZiggo JV (a)	(6.8)	(21.8)	(34.9)	(124.1)
Formula E	(17.4)	1.2	(16.7)	(8.7)
Other	(2.6)	(0.7)	(7.4)	(6.0)
Total	$(27.1)	$(32.8)	$(99.1)	$(173.0)
_______________

(a)	Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivables and (ii) our 50% share of the results of operations of the VodafoneZiggo JV.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

VodafoneZiggo JV. Pursuant to an agreement (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $47.2 million and $66.1 million during the three months ended September 30, 2020 and 2019, respectively, and $135.3 million and $156.1 million during the nine months ended September 30, 2020 and 2019, respectively, primarily related to (a) the JV Services and (b) sales of customer premises equipment at a mark-up. In addition, during the nine months ended September 30, 2019, we purchased certain assets on the VodafoneZiggo JV’s behalf with an aggregate cost of $15.5 million. At September 30, 2020 and December 31, 2019, $26.4 million and $19.3 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Revenue	$1,166.7	$1,096.9	$3,345.4	$3,275.3
Loss before income taxes	$(31.6)	$(83.7)	$(58.5)	$(407.0)
Net loss	$(25.6)	$(68.0)	$(111.3)	$(322.3)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	September 30, 2020			December 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
	in millions
Assets (a):
Cross-currency and interest rate derivative contracts (b)	$97.6	$431.9	$529.5	$270.8	$886.4	$1,157.2
Equity-related derivative instruments (c)	302.7	437.0	739.7	55.2	608.2	663.4
Foreign currency forward and option contracts	30.4	0.3	30.7	4.6	1.4	6.0
Other	—	0.3	0.3	0.5	0.4	0.9
Total	$430.7	$869.5	$1,300.2	$331.1	$1,496.4	$1,827.5
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$179.7	$962.5	$1,142.2	$389.2	$1,192.3	$1,581.5
Foreign currency forward and option contracts	37.5	—	37.5	1.2	—	1.2
Other	0.1	—	0.1	—	—	—
Total	$217.3	$962.5	$1,179.8	$390.4	$1,192.3	$1,582.7
_______________

(a)
Our current derivative liabilities, long-term derivative assets and long-term derivative liabilities are included in other current and accrued liabilities, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)
We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of $222.6 million and ($14.1 million) during the three months ended September 30, 2020 and 2019, respectively, and $294.3 million and ($84.8 million) during the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)
Our equity-related derivative instruments primarily include the ITV Collar and, as of December 31, 2019, the Lionsgate Forward, as defined and described below. The fair value of the ITV Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangement.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts	$(755.4)	$567.3	$(222.5)	$549.1
Equity-related derivative instruments:
ITV Collar	82.9	(106.8)	433.2	(7.0)
Lionsgate Forward	(5.7)	5.5	0.8	15.1
Other	(0.1)	0.5	20.7	0.9
Total equity-related derivative instruments	77.1	(100.8)	454.7	9.0
Foreign currency forward and option contracts	(39.2)	116.3	(31.8)	94.1
Other	(0.3)	(0.7)	(0.6)	—
Total	$(717.8)	$582.1	$199.8	$652.2

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

	Nine months ended September 30,
	2020	2019
	in millions

Operating activities	$(215.5)	$(73.1)
Investing activities	(28.7)	—
Financing activities	72.6	136.9
Total	$(171.6)	$63.8

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. With the exception of a limited number of instances where we have required a counterparty to post collateral, neither party has posted collateral under the derivative instruments of our subsidiary borrowing groups. At September 30, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $80.8 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Details of our Derivative Instruments

The details of our derivative contracts are presented below for the named entity and its subsidiaries, unless otherwise noted.

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At September 30, 2020, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at September 30, 2020:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$360.0		€267.9		5.0
		$1,600.0	CHF	1,476.1	(a)	5.7
		€2,618.3	CHF	2,941.4	(a)	3.9
		€707.0	PLN	2,999.5		3.6
	CHF	740.0		€701.1		2.3

Telenet		$3,940.0		€3,489.6	(a)	6.3
		€45.2		$50.0	(b)	4.3
_______________

(a)
Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to September 30, 2020. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)
Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At September 30, 2020, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $52.9 million.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at September 30, 2020:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$10,617.8	(a)	3.8	$4,772.3	5.2

Telenet	$3,381.3	(a)	4.5	$1,672.7	3.0

Other	$98.8		3.2	$—	—
_______________

(a)	Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At September 30, 2020, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at September 30, 2020:

	Notional amount due from counterparty	Weighted average remaining life
	in millions	in years

UPC Holding	$700.0	0.3

Telenet	$2,295.0	0.3

Other	$98.8	0.3

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At September 30, 2020, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $468.9 million and $4,838.9 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase to borrowing costs at September 30, 2020 (a)

UPC Holding	0.24%
Telenet	0.31%

Total increase to borrowing costs	0.26%
_______________

(a)	Represents the effect of derivative instruments in effect at September 30, 2020 and does not include forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of September 30, 2020, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $4.6 billion.

Equity-related Derivatives

During the third quarter of 2020, we cash settled the remaining tranches of a prepaid forward (the Lionsgate Forward) with respect to 833,333 of our voting and 833,334 of our non-voting Lionsgate shares and the related borrowings under the Lionsgate Loan. Accordingly, as of September 30, 2020, the Lionsgate Forward and Lionsgate Loan are fully settled.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of September 30, 2020 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the nine months ended September 30, 2020, we did not perform any significant nonrecurring fair value measurements. We performed a nonrecurring fair value measurement in connection with the De Vijver Media Acquisition during the nine months ended September 30, 2019.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at September 30, 2020 using:
Description	September 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions
Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$529.5	$—	$464.4	$65.1
Equity-related derivative instruments	739.7	—	—	739.7
Foreign currency forward and option contracts	30.7	—	30.7	—
Other	0.3	—	0.3	—
Total derivative instruments	1,300.2	—	495.4	804.8
Investments:
SMAs	2,988.5	1,029.0	1,959.5	—
Other investments	941.4	421.5	—	519.9
Total investments	3,929.9	1,450.5	1,959.5	519.9
Total assets	$5,230.1	$1,450.5	$2,454.9	$1,324.7

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$1,142.2	$—	$920.4	$221.8
Foreign currency forward and option contracts	37.5	—	32.9	4.6
Other	0.1	—	0.1	—
Total liabilities	$1,179.8	$—	$953.4	$226.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets (liabilities) at January 1, 2020	$420.0	$(19.9)	$663.4	$1,063.5
Gains included in loss from continuing operations (a):
Realized and unrealized gains (losses) on derivative instruments, net	—	(300.6)	454.7	154.1
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	34.7	—	—	34.7
Partial settlement of ITV collar (b)	—	—	(340.3)	(340.3)
Settlement of Lionsgate Forward (c)	—	—	(38.0)	(38.0)
Additions	60.8	—	—	60.8
Reclassification of liability to held for sale (d)	—	149.5	—	149.5
Transfers out of Level 3	(2.0)	8.8	—	6.8
Foreign currency translation adjustments and other, net	6.4	0.9	(0.1)	7.2
Balance of net assets (liabilities) at September 30, 2020	$519.9	$(161.3)	$739.7	$1,098.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

_______________

(a)	Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of September 30, 2020.

(b)	For additional information regarding the ITV Collar, see note 5.

(c)	For additional information regarding the Lionsgate Forward, see note 6.

(d)
Represents the reclassification of the derivative liabilities associated with the U.K. JV Entities as of September 30, 2020 to liabilities associated with assets held for sale. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	September 30, 2020	December 31, 2019
	in millions

Distribution systems	$8,818.0	$19,007.2
Customer premises equipment	1,691.2	4,294.7
Support equipment, buildings and land	3,765.1	5,344.3
Total property and equipment, gross	14,274.3	28,646.2
Accumulated depreciation	(7,987.7)	(14,802.8)
Total property and equipment, net	$6,286.6	$13,843.4

During the nine months ended September 30, 2020 and 2019, we recorded non-cash increases to our property and equipment related to vendor financing arrangements (including amounts related to the U.K. JV Entities) of $1,033.6 million and $1,303.2 million, respectively, which exclude related value-added taxes (VAT) of $172.5 million and $214.1 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the nine months ended September 30, 2020 are set forth below:

	January 1, 2020	Acquisitions and related adjustments	Reclassification to assets held for sale (a)	Foreign currency translation adjustments and other	September 30, 2020
	in millions

U.K./Ireland	$7,965.4	$—	$(7,489.3)	$(192.1)	$284.0
Switzerland	2,953.2	—	—	144.3	3,097.5
Belgium	2,576.1	(0.6)	—	86.5	2,662.0
Central and Eastern Europe	557.4	—	—	(6.3)	551.1
Total	$14,052.1	$(0.6)	$(7,489.3)	$32.4	$6,594.6

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

_______________

(a)	Represents goodwill of the U.K. JV Entities. For additional information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

If, among other factors, (i) our equity values were to decline or (ii) the adverse impacts of economic, competitive, regulatory or other factors (including with respect to the recent outbreak of a novel strain of the coronavirus (COVID-19)) were to cause our results of operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization, which are included in other assets, net, on our condensed consolidated balance sheets, are set forth below:

	September 30, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$292.6	$(180.9)	$111.7	$3,653.9	$(3,363.6)	$290.3
Other	592.8	(325.6)	267.2	563.7	(281.9)	281.8
Total	$885.4	$(506.5)	$378.9	$4,217.6	$(3,645.5)	$572.1

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	September 30, 2020			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	September 30, 2020	December 31, 2019
		in millions

Telenet Credit Facility (c)	2.19%	€555.0	$650.6	$3,596.1	$3,541.4
Telenet Senior Secured Notes	4.72%	—	—	1,633.0	1,673.7
UPCB SPE Notes	3.80%	—	—	1,336.3	2,420.1
UPC Holding Bank Facility (d)	2.44%	€500.0	586.1	1,168.9	—
UPC Holding Senior Notes	4.58%	—	—	1,231.6	1,202.3
Vendor financing (e)(f)	2.44%	—	—	1,343.5	1,374.3
ITV Collar Loan	0.90%	—	—	949.1	1,435.5
Virgin Media debt (g)	—	(f)	(f)	(f)	15,693.5
Other (f)(h)	6.10%	—	—	250.8	307.3
Total debt before deferred financing costs, discounts and premiums (i)	3.03%		$1,236.7	$11,509.3	$27,648.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	September 30, 2020	December 31, 2019
	in millions

Total debt before deferred financing costs, discounts and premiums	$11,509.3	$27,648.1
Deferred financing costs, discounts and premiums, net	(43.3)	(82.7)
Total carrying amount of debt	11,466.0	27,565.4
Finance lease obligations (f) (note 10)	532.7	617.1
Total debt and finance lease obligations	11,998.7	28,182.5
Current maturities of debt and finance lease obligations	(1,832.7)	(3,877.2)
Long-term debt and finance lease obligations	$10,166.0	$24,305.3

_______________

(a)
Represents the weighted average interest rate in effect at September 30, 2020 for all borrowings outstanding (excluding those of the U.K. JV Entities) pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, our weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.31% at September 30, 2020. For information regarding our derivative instruments, see note 6.

(b)
Unused borrowing capacity represents the maximum availability under the applicable facility at September 30, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At September 30, 2020, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant September 30, 2020 compliance reporting requirements, we expect the full amount of unused borrowing capacity will continue to be available under each of the respective subsidiary facilities, with no additional restriction to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to September 30, 2020, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

(c)
Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($597.9 million) under the Telenet Revolving Facility I (as defined below), (ii) €25.0 million ($29.3 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.4 million) under the Telenet Revolving Facility, each of which were undrawn at September 30, 2020. During 2020, Telenet Facility AG and Telenet Facility AP were cancelled in full and replaced with a single revolving facility, which bears interest at a rate of EURIBOR + 2.25%, is subject to a EURIBOR floor of 0.0% and has a final maturity date of May 31, 2026 (the Telenet Revolving Facility I).

(d)
Unused borrowing capacity under the UPC Holding Bank Facility relates to €500.0 million ($586.1 million) of borrowing capacity under the UPC Revolving Facility (as defined below), which was undrawn at September 30, 2020. During 2020, as a result of the sale of certain entities within the UPC Holding borrowing group in prior years, and an associated reduction in the outstanding debt and Covenant EBITDA (as defined and described in the related debt agreement) of the remaining UPC Holding borrowing group, UPC Facility AM was cancelled in full and replaced with a new revolving facility, which bears interest at a rate of EURIBOR + 2.50% and has a final maturity date of May 31, 2026 (the UPC Revolving Facility).

(e)
Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable on our condensed consolidated balance sheet. These

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

obligations are generally due within one year and include VAT that was also financed under these arrangements. Repayments of vendor financing obligations are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(f)
In connection with the pending formation of the U.K. JV, the outstanding third-party debt of the U.K. JV Entities has been classified as liabilities associated with assets held for sale on our September 30, 2020 condensed consolidated balance sheet. For information regarding the pending formation of the U.K. JV and the held-for-sale presentation of the U.K. JV Entities, see note 4.

(g)
The December 31, 2019 amount includes $264.6 million of debt collateralized by certain trade receivables of Virgin Media (VM Receivables Financing). During the third quarter of 2020, the amount outstanding under the VM Receivables Financing was repaid, and the associated trade receivables were sold to a third party (the VM Receivables Financing Sale).

(h)
The December 31, 2019 amount includes $55.3 million of principal borrowings outstanding under the Lionsgate Loan. During the third quarter of 2020, we cash settled the outstanding amount under the Lionsgate Loan, as further described in note 6.

(i)
As of September 30, 2020 and December 31, 2019, our debt had an estimated fair value of $11.5 billion (excluding the U.K. JV Entities) and $28.4 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At September 30, 2020, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and Virgin Media, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first nine months of 2020. A portion of our financing transactions may include non-cash borrowings and repayments. During the nine months ended September 30, 2020 and 2019, non-cash borrowings and repayments aggregated $3.5 billion and nil, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

Telenet Financing Transactions

In January 2020, Telenet entered into (i) a $2,295.0 million term loan facility (Telenet Facility AR) and (ii) a €1,110.0 million ($1,301.1 million) term loan facility (Telenet Facility AQ). Telenet Facility AR was issued at 99.75% of par, matures on April 30, 2028 and bears interest at a rate of LIBOR + 2.0%, subject to a LIBOR floor of 0.0%. Telenet Facility AQ was issued at par, matures on April 30, 2029 and bears interest at a rate of EURIBOR + 2.25%, subject to a EURIBOR floor of 0.0%. The net proceeds from Telenet Facility AR and Telenet Facility AQ, together with existing cash, were used to prepay in full (a) the $2,295.0 million outstanding principal amount under Telenet Facility AN and (b) the €1,110.0 million outstanding principal amount under Telenet Facility AO. In connection with these transactions, Telenet recognized a net loss on debt extinguishment of $18.9 million related to the write-off of unamortized deferred financing costs, discounts and premiums.

UPC Holding Financing Transactions

In January 2020, UPC Holding entered into (i) a $700.0 million term loan facility (UPC Facility AT) and (ii) a €400.0 million ($468.9 million) term loan facility (UPC Facility AU). UPC Facility AT was issued at 99.75% of par, matures on April 30, 2028 and bears interest at a rate of LIBOR + 2.25%, subject to a LIBOR floor of 0.0%. UPC Facility AU was issued at 99.875% of par, matures on April 30, 2029 and bears interest at a rate of EURIBOR + 2.50%, subject to a EURIBOR floor of 0.0%. The net proceeds from UPC Facility AT and UPC Facility AU were used to prepay in full the $1,140.0 million outstanding principal amount under

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

UPC Facility AL, together with accrued and unpaid interest and the related prepayment premiums, which was owed to UPCB Finance IV and, in turn, UPCB Finance IV used such proceeds to redeem in full the $1,140.0 million outstanding principal amount of UPCB Finance IV Dollar Notes. In connection with this transaction, UPC Holding recognized a loss on debt extinguishment of $35.6 million related to (a) the payment of $30.7 million of redemption premiums and (b) the write-off of $4.9 million of unamortized deferred financing costs and discounts.

In August 2020, in connection with the pending Sunrise Acquisition, UPC Holding entered into (i) a $1,300.0 million term loan facility (UPC Facility AV), (ii) a €400.0 million ($468.9 million) term loan facility (UPC Facility AW) and (iii) a commitment letter with certain financial institutions to provide (a) a $1,300.0 million term loan facility (UPC Facility AV1), (b) a €400.0 million term loan facility (UPC Facility AW1) and (c) a €213.4 million ($250.1 million) equivalent multi-currency revolving facility (the Revolving Facility, and together with UPC Facility AV, UPC Facility AW, UPC Facility AV1 and UPC Facility AW1, the UPC Sunrise Facilities). UPC Facility AV and UPC Facility AV1 will each be issued at 99.0% of par, mature on January 31, 2029 and bear interest at a rate of LIBOR + 3.50%, subject to a LIBOR floor of 0.0%. UPC Facility AW and UPC Facility AW1 will each be issued at 98.5% of par, mature on January 31, 2029 and bear interest at a rate of EURIBOR + 3.50%, subject to a EURIBOR floor of 0.0%. The Revolving Facility will mature on May 31, 2026 and bear interest at a rate of EURIBOR + 2.50%. At September 30, 2020, the UPC Sunrise Facilities were undrawn and are only available to be drawn and utilized upon completion of the Sunrise Acquisition. Accordingly, UPC Holding’s unused borrowing capacity at September 30, 2020 excludes the availability under the UPC Sunrise Facilities. Upon closing of the Sunrise Acquisition, the proceeds from (1) UPC Facility AV and UPC Facility AW can be used towards funding the Sunrise Acquisition, (2) UPC Facility AV1 and UPC Facility AW1 can be applied directly or indirectly towards refinancing or otherwise repaying or redeeming existing debt of Sunrise and paying any other related fees, costs and expenses and (3) the Revolving Facility, which is only able to be utilized by the borrowers under UPC Facility AV1 and UPC Facility AW1 and the entities acquired in the Sunrise Acquisition, can be used for ongoing working capital requirements and general corporate purposes. In the event that the closing of the Sunrise Acquisition is not successfully completed, the UPC Sunrise Facilities will be cancelled.

Virgin Media Financing Transactions

In connection with the pending formation of the U.K. JV, the outstanding third-party debt of Virgin Media and certain of its subsidiaries has been classified as liabilities associated with assets held for sale on our September 30, 2020 condensed consolidated balance sheet. For information regarding the pending formation of the U.K. JV and the held-for-sale presentation of the U.K. JV Entities, see note 4.

Trade Receivables Transaction. In May 2020, Virgin Media Trade Receivables Financing plc, a third-party special purpose financing entity, was created for the purpose of facilitating the offering of certain notes. These notes are collateralized by certain trade receivables of Virgin Media, creating a variable interest in which Virgin Media is the primary beneficiary and, accordingly,Virgin Media, and ultimately Liberty Global, are required to consolidate Virgin Media Trade Receivables Financing plc. The offering of these notes resulted in net proceeds of £214.4 million ($276.8 million) (the May 2020 Proceeds).

Senior Notes Transactions. In June 2020, Virgin Media issued $675.0 million principal amount of U.S. dollar-denominated senior notes (the 2030 VM Dollar Senior Notes). The 2030 VM Dollar Senior Notes were issued at par, mature on July 15, 2030 and bear interest at a rate of 5.0%. The net proceeds from the issuance of these notes, together with the May 2020 Proceeds, were used to redeem in full (i) €460.0 million ($539.2 million) outstanding principal amount of 2025 VM Euro Senior Notes and (ii) $388.7 million outstanding principal amount of 2025 VM Dollar Senior Notes. Virgin Media then issued (a) an additional $250.0 million principal amount of 2030 VM Dollar Senior Notes at 101% of par and (b) €500.0 million ($586.1 million) principal amount of euro-denominated senior notes (the 2030 VM Euro Senior Notes). The 2030 VM Euro Senior Notes were issued at par, mature on July 15, 2030 and bear interest at a rate of 3.75%. The net proceeds from the issuance of these notes were used (1) to redeem in full (A) $497.0 million outstanding principal amount of 2024 VM Dollar Senior Notes, (B) $71.6 million outstanding principal amount of 2022 VM 4.875% Dollar Senior Notes, (C) $51.5 million outstanding principal amount of 2022 VM 5.25% Dollar Senior Notes and (D) £44.1 million ($56.9 million) outstanding principal amount of 2022 VM Sterling Senior Notes and (2) for general corporate purposes. In connection with these transactions, Virgin Media recognized a net loss on debt extinguishment of $57.5 million related to (I) the payment of $50.8 million of redemption premiums and (II) the write-off of $6.7 million of unamortized deferred financing costs, discounts and premiums.

Senior Secured Notes Transactions. In June 2020, Virgin Media issued (i) $650.0 million principal amount of U.S. dollar-denominated senior secured notes (the 2030 VM Dollar Senior Secured Notes) and (ii) £450.0 million ($581.0 million) principal

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

amount of sterling-denominated senior secured notes (the 2030 VM 4.125% Sterling Senior Secured Notes). The 2030 VM Dollar Senior Secured Notes and 2030 VM 4.125% Sterling Senior Secured Notes were each issued at par, mature on August 15, 2030 and bear interest at a rate of 4.5% and 4.125%, respectively. The net proceeds from the issuance of these notes, together with existing cash, were used to (a) redeem in full £525.0 million ($677.9 million) outstanding principal amount of 2027 VM 4.875% Sterling Senior Secured Notes, (b) redeem in full £360.0 million ($464.8 million) outstanding principal amount of 2029 VM 6.25% Sterling Senior Secured Notes and (c) redeem £80.0 million ($103.3 million) of the £521.3 million ($673.1 million) outstanding principal amount of 2025 VM Sterling Senior Secured Notes. In connection with these transactions, Virgin Media recognized a net loss on debt extinguishment of $65.7 million related to (1) the payment of $64.7 million of redemption premiums and (2) the write-off of $1.0 million of unamortized deferred financing costs, discounts and premiums.

In October 2020, Virgin Media negotiated the private placement of an additional (i) $265.0 million principal amount of 2030 VM Dollar Senior Secured Notes, (ii) £235.0 million ($303.4 million) principal amount of 4.25% sterling-denominated senior secured notes and (iii) £30.0 million ($38.7 million) principal amount of 2030 VM 4.125% Sterling Senior Secured Notes, all of which are expected to be issued in November 2020. The proceeds from the issuance of these notes are expected to be used (a) to redeem in full the £441.3 million ($569.8 million) outstanding principal amount of 2025 VM Sterling Senior Secured Notes and (b) for general corporate purposes.

Vendor Financing Notes Transactions. In June 2020, Virgin Media Vendor Financing Notes III Designated Activity Company (Virgin Media Financing III Company) and Virgin Media Vendor Financing Notes IV Designated Activity Company (Virgin Media Financing IV Company, and together with Virgin Media Financing III Company, the 2020 VM Financing Companies) were created for the purpose of issuing certain vendor financing notes. The 2020 VM Financing Companies are third-party special purpose financing entities that are not consolidated by Virgin Media or Liberty Global.

Virgin Media Financing III Company issued (i) £500.0 million ($645.6 million) principal amount of 4.875% vendor financing notes at par and (ii) £400.0 million ($516.5 million) principal amount of 4.875% vendor financing notes at 99.5% of par, each due July 15, 2028 (together, the VM Vendor Financing III Notes). Virgin Media Financing IV Company issued $500.0 million principal amount of 5.0% vendor financing notes due July 15, 2028 at par (the VM Vendor Financing IV Notes, and together with the VM Vendor Financing III Notes, the June 2020 Vendor Financing Notes). The net proceeds from the June 2020 Vendor Financing Notes were used by the 2020 VM Financing Companies to purchase certain vendor-financed receivables owed by Virgin Media and its subsidiaries from previously-existing third-party special purpose financing entities (the Original VM Financing Companies) and various other third parties. As a result, Virgin Media paid $42.0 million of redemption premiums, which is included in losses on debt extinguishment, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2020. To the extent that the proceeds from the June 2020 Vendor Financing Notes exceed the amount of vendor-financed receivables available to be purchased from the Original VM Financing Companies, and various other third parties, the excess proceeds are used to fund excess cash facilities under certain credit facilities of Virgin Media. As additional vendor financed receivables become available for purchase, the 2020 VM Financing Companies can request that Virgin Media repay any amounts available under these excess cash facilities.

Other Financing Transactions

In September 2020, in connection with the pending formation of the U.K. JV, certain subsidiaries of Liberty Global completed various financing transactions, as further described below. Due to the held-for-sale presentation of the U.K. JV Entities, the results of the below transactions have been classified as liabilities associated with assets held for sale on our September 30, 2020 condensed consolidated balance sheet. For additional information regarding the pending formation of the U.K. JV and the held-for-sale presentation of the U.K. JV Entities, see note 4.

Senior Secured Notes Transactions. Certain of the U.K. JV Entities outside of the Virgin Media borrowing group issued (i) $1,350.0 million principal amount of U.S. dollar-denominated senior secured notes (the 2031 VM O2 Dollar Senior Secured Notes), (ii) €950.0 million ($1,113.6 million) principal amount of euro-denominated senior secured notes (the 2031 VM O2 Euro Senior Secured Notes) and (iii) £600.0 million ($774.7 million) principal amount of sterling-denominated senior secured notes (the 2029 VM O2 Sterling Senior Secured Notes, and together with the 2031 VM O2 Dollar Senior Secured Notes and the 2031 VM O2 Euro Senior Secured Notes, the VM O2 Notes). The 2031 VM O2 Dollar Senior Secured Notes and 2031 VM O2 Euro Senior Secured Notes were each issued at par, mature on January 31, 2031 and bear interest at a rate of 4.25% and 3.25%, respectively. The 2029 VM O2 Sterling Senior Secured Notes were issued at par, mature on January 31, 2029 and bear interest at a rate of 4.0%. The proceeds from the issuance of the VM O2 Notes were placed into certain escrow accounts (the Escrowed

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Proceeds), which are included in assets held for sale on our September 30, 2020 condensed consolidated balance sheet. Upon formation of the U.K. JV, the Escrowed Proceeds will be used to fund certain facility loans under the existing Virgin Media credit facility agreement to VMED O2 UK Holdco 4 Limited (the New VM Credit Facility Borrower), an entity that upon closing of the U.K. JV will be within the Virgin Media senior secured borrowing group. The New VM Credit Facility Borrower will use such loan proceeds, together with the proceeds from the VM O2 Facilities (as defined and described below), for the purpose of (a) funding a dividend, distribution or other payment to VMED O2 UK Limited (which, upon formation of the U.K. JV, will become the ultimate parent company of the U.K. JV), and ultimately to Liberty Global and Telefonica, and (b) paying fees and expenses related to the formation of the U.K. JV.

If the formation of the U.K. JV is not consummated on or before May 7, 2022 (the Long Stop Date) or, if the Long Stop Date is postponed in accordance with the terms of the agreement, on or before November 7, 2022, or upon the occurrence of certain other events, the VM O2 Notes will be redeemed at a redemption price equal to 100% of the principal amount of the applicable VM O2 Notes plus accrued and unpaid interest and additional amounts, if any, up to but excluding the date of the redemption.

Facility Transactions. In addition to the senior secured notes transactions described above, (i) certain financial institutions (the VM O2 Lenders) entered into a commitment letter with, among others, certain of the U.K. JV Entities pursuant to which the VM O2 Lenders set out the terms on which they are willing to provide the New VM Credit Facility Borrower a £1,500.0 million ($1,936.7 million) term loan facility (VM O2 Facility P), (ii) the New VM Credit Facility Borrower entered into a €750.0 million ($879.1 million) term loan facility (VM O2 Facility R) and (iii) an entity within the Virgin Media borrowing group entered into a $1,300.0 million term loan facility (VM O2 Facility Q, and together with VM O2 Facility P and VM O2 Facility R, the VM O2 Facilities). The additional facility accession agreement in relation to VM O2 Facility P is expected to be signed during the fourth quarter of 2020. VM O2 Facility P will be issued at par, mature on January 31, 2026 and bear interest at a rate of LIBOR +2.75%. VM O2 Facility R will be issued at 99.0% of par, mature on January 31, 2029 and bear interest at a rate of EURIBOR +3.25%, subject to a EURIBOR floor of 0.0%. VM O2 Facility Q will be issued at 98.5% of par, mature on January 31, 2029 and bear interest at a rate of LIBOR +3.25%, subject to a LIBOR floor of 0.0%.

At September 30, 2020, the VM O2 Facilities were undrawn and are only available to be drawn and utilized upon consummation of the U.K. JV, as further described above. Accordingly, Liberty Global and Virgin Media’s unused borrowing capacity at September 30, 2020 excludes the availability under the VM O2 Facilities, as applicable. In the event that the formation of the U.K. JV is not successfully completed, the VM O2 Facilities will be cancelled.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Maturities of Debt

Maturities of our debt as of September 30, 2020 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on September 30, 2020 exchange rates. As a result of the held-for-sale presentation of the U.K. JV Entities on our September 30, 2020 condensed consolidated balance sheet, the amounts presented below do not include maturities of the debt obligations of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

	UPC Holding (a)	Telenet	Other (b)	Total
	in millions

Year ending December 31:
2020 (remainder of year)	$209.1	$121.2	$148.0	$478.3
2021	404.1	295.8	771.4	1,471.3
2022	—	12.9	277.8	290.7
2023	—	12.6	160.1	172.7
2024	—	12.6	16.7	29.3
2025	—	12.8	0.6	13.4
Thereafter	3,736.8	5,316.8	—	9,053.6
Total debt maturities (c)	4,350.0	5,784.7	1,374.6	11,509.3
Deferred financing costs, discounts and premiums, net	(21.0)	(17.7)	(4.6)	(43.3)
Total debt	$4,329.0	$5,767.0	$1,370.0	$11,466.0
Current portion	$613.2	$416.2	$732.4	$1,761.8
Noncurrent portion	$3,715.8	$5,350.8	$637.6	$9,704.2
_______________

(a)	Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)
Amounts include $949.1 million related to the ITV Collar Loan. The ITV Collar Loan has various maturity dates through 2022 consistent with the ITV Collar (see notes 5 and 6). We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the remaining amounts under the ITV Collar Loan.

(c)	Amounts include vendor financing obligations of $1,343.5 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2020 (remainder of year)	$209.1	$121.0	$36.7	$366.8
2021	404.1	282.5	126.3	812.9
2022	—	—	85.0	85.0
2023	—	—	61.3	61.3
2024	—	—	16.7	16.7
2025	—	—	0.8	0.8
Total vendor financing maturities	$613.2	$403.5	$326.8	$1,343.5
Current portion	$613.2	$403.5	$140.5	$1,157.2
Noncurrent portion	$—	$—	$186.3	$186.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	September 30, 2020	December 31, 2019
	in millions

ROU assets:
Finance leases (a)	$433.9	$531.0
Operating leases (b)	332.0	512.7
Total ROU assets	$765.9	$1,043.7

Lease liabilities:
Finance leases (c)	$532.7	$617.1
Operating leases (d)	350.7	545.1
Total lease liabilities	$883.4	$1,162.2
_______________

(a)
Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At September 30, 2020, the weighted average remaining lease term for finance leases was 22.9 years and the weighted average discount rate was 6.0%. During the nine months ended September 30, 2020 and 2019, we recorded non-cash additions to our finance lease ROU assets (including amounts related to the U.K. JV Entities) of $31.2 million and $47.2 million, respectively.

(b)
Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At September 30, 2020, the weighted average remaining lease term for operating leases was 7.5 years and the weighted average discount rate was 3.7%. During the nine months ended September 30, 2020 and 2019, we recorded non-cash additions to our operating lease ROU assets (including amounts related to the U.K. JV Entities) of $65.8 million and $53.9 million, respectively.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

A summary of our aggregate lease expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions
Finance lease expense:
Depreciation and amortization	$17.0	$19.7	$53.1	$65.0
Interest expense	7.8	8.4	24.0	25.4
Total finance lease expense	24.8	28.1	77.1	90.4
Operating lease expense (a)	34.2	36.5	99.8	103.8
Short-term lease expense (a)	1.6	2.0	4.9	6.0
Variable lease expense (b)	1.1	1.2	3.5	3.5
Total lease expense	$61.7	$67.8	$185.3	$203.7
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Nine months ended September 30,
	2020	2019
	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$94.5	$105.7
Operating cash outflows from finance leases	24.0	25.4
Financing cash outflows from finance leases	75.8	53.7
Total cash outflows from operating and finance leases	$194.3	$184.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

Maturities of our operating and finance lease liabilities as of September 30, 2020 are presented below. As a result of the held-for-sale presentation of the U.K. JV Entities on our September 30, 2020 condensed consolidated balance sheet, the amounts presented below do not include maturities of operating and finance lease liabilities of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4. Amounts represent U.S. dollar equivalents based on September 30, 2020 exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2020 (remainder of year)	$20.0	$28.7
2021	72.5	96.9
2022	58.8	94.0
2023	50.6	95.1
2024	42.4	56.9
2025	35.7	53.0
Thereafter	115.7	264.6
Total payments	395.7	689.2
Less: present value discount	(45.0)	(156.5)
Present value of lease payments	$350.7	$532.7
Current portion	$67.9	$70.9
Noncurrent portion	$282.8	$461.8

(11)    Income Taxes

Income tax benefit attributable to our earnings (loss) from continuing operations before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Computed “expected” tax benefit (expense) (a)	$215.6	$(98.2)	$132.8	$14.3
Enacted tax law and rate changes (b)	242.3	12.1	274.0	2.3
Change in valuation allowances	(98.7)	132.8	(198.3)	199.2
Recognition of previously unrecognized tax benefits	—	(3.5)	188.8	0.9
Non-deductible or non-taxable foreign currency exchange results	(224.4)	102.7	(166.6)	152.1
Tax benefit associated with technology innovation (c)	4.9	—	54.4
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (d)	(8.6)	(49.8)	(26.3)	(216.2)
Non-deductible or non-taxable interest and other items	26.2	(22.3)	(20.1)	(152.2)
International rate differences (e)	(2.9)	(2.1)	(6.7)	13.4
Other, net	6.8	(0.9)	7.1	2.4
Total income tax benefit	$161.2	$70.8	$239.1	$16.2
_______________

(a)	The statutory or “expected” tax rate is the U.K. rate of 19.0%.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(b)
On July 22, 2020, legislation was enacted in the U.K. to maintain the corporate income tax rate at 19.0%, reversing previous legislation that had reduced the U.K. rate to 17.0% from April 1, 2020. The impact of this rate change on our deferred balances was recorded during the third quarter of 2020.

(c)	Amount reflects the recognition of the innovation income tax deduction in Belgium, including the one-time effect of deductions related to prior periods.

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

As of September 30, 2020, our unrecognized tax benefits of $340.0 million included $145.9 million of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of September 30, 2020. The amount of any such reductions could range up to $55.0 million, of which approximately $5.0 million would have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

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

(12)    Equity

Share Repurchases. During the nine months ended September 30, 2020, we repurchased (i) 1,309,000 shares of our class A ordinary shares at an average price per share of $22.38 and (ii) 50,164,423 shares of our class C ordinary shares at an average price per share of $18.93, for an aggregate purchase price of $979.2 million, including direct acquisition costs. At September 30, 2020, the remaining amount authorized for share repurchases was $92.6 million. In November 2020, our board of directors authorized an additional $1.0 billion for share repurchases.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions
Liberty Global:
Performance-based incentive awards (a)	$57.0	$28.9	$106.3	$96.8
Non-performance based incentive awards (b)	27.8	31.6	93.9	82.6
Other (c)	6.9	8.0	19.1	30.5
Total Liberty Global	91.7	68.5	219.3	209.9
Other	12.7	5.5	24.1	18.4
Total	$104.4	$74.0	$243.4	$228.3
Included in:
Other operating expense	$2.5	$1.1	$4.8	$3.0
SG&A expense	101.9	72.9	238.6	225.3
Total	$104.4	$74.0	$243.4	$228.3
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

(b)
In 2019, we changed our policy to provide that all new equity grants would have ten-year contractual terms in order to more closely align with common market practice. In April 2020, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding share appreciation rights (SARs) and director options granted in 2013 from a seven-year term to a ten-year term in order to align with this new policy. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $18.9 million during the second quarter of 2020. The 2019 amounts include share-based compensation expense related to the restricted share awards (RSAs) issued under the 2019 CEO Performance Award.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

The following table provides the aggregate number of options, SARs and PSARs with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of September 30, 2020:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted Average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted Average exercise or base price
Held by Liberty Global employees:
Outstanding	23,912,350	$27.19	52,501,482	$26.07
Exercisable	11,650,343	$32.33	27,338,053	$30.36

Held by former Liberty Global employees (b):
Outstanding	1,428,077	$34.09	3,176,210	$32.22
Exercisable	1,403,436	$34.07	3,126,939	$32.18

_______________

(a)
Amounts represent the gross number of shares associated with option, SAR and PSAR awards issued to our current and former employees and our directors. Our company settles SARs and PSARs on a net basis when exercised by the award holder, whereby the number of shares issued represents the excess value of the award based on the market price of the respective Liberty Global shares at the time of exercise relative to the award’s exercise price. In addition, the number of shares issued is further reduced by the amount of the employee’s required income tax withholding.

(b)
Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Although we do not recognize share-based compensation expense with respect to these awards, any future exercises of these SARs and PSARs by such former employees will increase the number of our outstanding ordinary shares.

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of September 30, 2020. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class B	Class C
Held by Liberty Global employees:
RSUs	2,501,418	—	4,995,466
PSUs	2,736,957	660,000	5,473,398
Held by former Liberty Global employees (a):
RSUs	880	—	1,748
PSUs	24,521	—	49,034

_______________

(a)
Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Although we do not recognize share-based compensation expense with respect to these awards, the future vesting of these RSUs and PSUs will increase the number of our outstanding ordinary shares.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

(14) Restructuring Liability

A summary of changes in our restructuring liabilities during the nine months ended September 30, 2020 is set forth in the table below:

	Employee severance and termination	Office closures	Contract termination	Total
	in millions

Restructuring liability as of January 1, 2020	$19.1	$2.2	$10.6	$31.9
Restructuring charges	32.3	3.1	6.4	41.8
Cash paid	(39.6)	(2.2)	(7.2)	(49.0)
Reclassification to held for sale (a)	(2.8)	(3.4)	—	(6.2)
Foreign currency translation adjustments and other	0.4	0.3	(1.2)	(0.5)
Restructuring liability as of September 30, 2020	$9.4	$—	$8.6	$18.0

Current portion	$9.4	$—	$3.1	$12.5
Noncurrent portion	—	—	5.5	5.5
Total	$9.4	$—	$8.6	$18.0

_______________

(a)
Represents the reclassification of the restructuring liabilities associated with the U.K. JV Entities as of September 30, 2020 to liabilities associated with assets held for sale. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

Our restructuring charges during the nine months ended September 30, 2020 included employee severance and termination costs related to certain reorganization activities of $12.7 million in Switzerland, $11.8 million in U.K./Ireland and $6.6 million in Central and Corporate.

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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Weighted average ordinary shares outstanding (basic EPS computation)	590,985,197	714,234,500	608,816,109	730,476,710
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	—	3,086,122	—	—
Weighted average ordinary shares outstanding (diluted EPS computation)	590,985,197	717,320,622	608,816,109	730,476,710

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

A total of 61.1 million options, SARs and RSUs and 25.2 million PSARs and PSUs were excluded from the calculation of diluted earnings per share during the three months ended September 30, 2019 because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

We reported losses from continuing operations attributable to Liberty Global shareholders for the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019. Therefore, the potentially dilutive effect at September 30, 2020 and 2019 of the following items was not included in the computation of diluted loss from continuing operations attributable to Liberty Global shareholders per share for such periods because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs, RSUs and RSAs of 77.3 million and 59.2 million, respectively, and (ii) the aggregate number of shares issuable pursuant to PSARs and PSUs of 20.2 million and 5.8 million, respectively.

(16)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of September 30, 2020. Due to the held-for-sale presentation of the U.K. JV Entities at September 30, 2020, the contractual commitments of these entities have been shown separately in the table below. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4. The commitments included in this table do not reflect any liabilities that are included on our September 30, 2020 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter	Total
	in millions

Network and connectivity commitments	$45.5	$99.8	$70.3	$44.9	$38.5	$37.0	$714.7	$1,050.7
Programming commitments	108.9	233.9	139.7	47.5	14.9	14.5	16.8	576.2
Purchase commitments	147.8	227.8	49.6	33.6	18.2	15.0	11.2	503.2
Other commitments	2.0	3.0	3.0	1.8	1.4	0.4	1.1	12.7
Total	$304.2	$564.5	$262.6	$127.8	$73.0	$66.9	$743.8	$2,142.8

U.K. JV Entities	$607.0	$1,210.2	$360.2	$14.6	$4.4	$3.7	$16.4	$2,216.5

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs (including amounts related to the U.K. JV Entities) aggregated $1,246.7 million and $1,251.3 million during the nine months ended September 30, 2020 and 2019, respectively.

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

Exhibition Rights. Our agreements for exhibition rights are generally multi-year license agreements for which we are typically charged either (i) a percentage of the revenue earned per program or (ii) a flat fee per program. The current and long-term portions of our exhibition rights acquired under licenses are recorded as other current assets and other assets, net, respectively, on our condensed consolidated balance sheet when the license period begins and the program is available for its first showing. Capitalized exhibition rights are amortized based on the projected future showings of the content using a straight-line or accelerated method of amortization, as appropriate. Exhibition rights are regularly reviewed for impairment and held at the lower of unamortized cost or estimated net realizable value.

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2020 and 2019, see note 6.

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
September 30, 2020
(unaudited)

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

In December 2017, the Court of Appeals of Antwerp issued a judgment rejecting Proximus’ claims. In June 2019, Proximus filed an appeal of the Court of Appeals of Antwerp’s judgment with the Belgian Supreme Court. No assurance can be given as to the outcome of these or other proceedings. However, an unfavorable outcome of existing or future proceedings could potentially lead to the annulment of the 2008 PICs Agreement and/or to an obligation of Telenet to pay compensation for damages, subject to the relevant provisions of the 2008 PICs Agreement, which stipulate that Telenet is responsible for damages in excess of €20.0 million ($23.4 million). We do not expect the ultimate resolution of this matter to have a material impact on our results of operations, cash flows or financial position. No amounts have been accrued by us with respect to this matter as the likelihood of loss is not considered to be probable.

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
September 30, 2020
(unaudited)

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
Virgin Media VAT Matters. Virgin Media’s application of VAT with respect to certain revenue generating activities has been challenged by the U.K. tax authorities (HMRC). HMRC claimed that amounts charged to certain Virgin Media customers for payment handling services are subject to VAT, while Virgin Media took the position that such charges were exempt from VAT under existing law. At the time of HMRC’s initial challenge in 2009, Virgin Media remitted all related VAT amounts claimed by HMRC, and continued to make such VAT payments pending a ruling on Virgin Media’s appeal to the First Tier Tribunal. As the likelihood of loss was not considered probable and Virgin Media believed that the amounts paid would be recoverable, such amounts were recorded as a receivable on our consolidated balance sheet. In January 2020, the First Tier Tribunal rejected our appeal and ruled in favor of HMRC. Accordingly, during the fourth quarter of 2019, we recorded a net provision for litigation of £41.3 million ($54.0 million at the applicable rate). Virgin Media has been granted permission to appeal the case to the Upper Tribunal, with the appeal being stayed pending the outcome of a related case. The timing of the final outcome of the litigation remains uncertain, although any further hearing on this matter is unlikely to occur before the third quarter of 2021.

In a separate matter, on March 19, 2014, the U.K. government announced a change in legislation with respect to the charging of VAT in connection with prompt payment discounts such as those that we offer to our fixed-line telephony customers. This change, which took effect on May 1, 2014, impacted our company and some of our competitors. HMRC issued a decision in the fourth quarter of 2015 challenging our application of the prompt payment discount rules prior to the May 1, 2014 change in legislation. We appealed this decision. As part of the appeal process, we were required to make aggregate payments of £67.0 million ($99.1 million at the respective transaction dates), comprising (i) the challenged amount of £63.7 million (which we paid during the fourth quarter of 2015) and (ii) related interest of £3.3 million (which we paid during the first quarter of 2016). No provision was recorded by our company at that time as the likelihood of loss was not considered to be probable. The aggregate amount paid does not include penalties, which could be significant in the event that penalties were to be assessed. In September 2018, the court rejected our appeal and ruled in favor of HMRC. Accordingly, during the third quarter of 2018, we recorded a provision for litigation of £63.7 million ($83.1 million at the average rate for the period) and related interest expense of £3.3 million ($4.4 million at the average rate for the period) in our condensed consolidated statement of operations. The First Tier Tribunal gave permission to appeal to the Upper Tribunal and we submitted grounds for appeal on February 22, 2019. We subsequently lost the appeal at the Upper Tribunal and in October 2020 our request to further appeal the case was denied by the Court of Appeal; accordingly, we now consider this matter to be closed.

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of approximately €70.5 million ($82.6 million) together with an invitation to engage in amicable discussions to resolve the matter in a time and cost effective manner. We since received further asserted claims of approximately €20.6 million ($24.1 million). Discussions regarding the claims are preliminary and no amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated, (ii) there are significant factual matters to be resolved and (iii) the matter is in a preliminary stage and we have yet to engage in detail with the UPC Austria Sale Counterparties. The acquisition agreement provides for arbitration of disputes in the event the parties are unable to resolve any differences. We intend to vigorously defend this matter.

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
September 30, 2020
(unaudited)

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

Effective April 1, 2017, the rateable value of our existing network and other assets in the U.K. increased significantly. This increase affects the amount we pay for network infrastructure charges as the annual amount payable to the U.K. government is calculated by applying a percentage multiplier to the rateable value of assets. This change has and will continue to significantly increase our network infrastructure charges. As compared to 2019, we expect the aggregate amount of this increase will be approximately £16 million ($21 million) in 2020. Beyond 2020, we expect further but declining increases to these charges through the first quarter of 2022. We continue to believe that these increases are excessive and retain the right of appeal should more favorable agreements be reached with other operators. The rateable value of our network and other assets in the U.K. remains subject to review by the U.K. government.

The U.K. Office of Communications (Ofcom) is the key regulatory authority for the communications sector in which we operate in the U.K. Ofcom has recently issued new regulatory requirements that, effective in February 2020, obligate us to (i) alert customers who are approaching the end of a minimum contract term to the fact that their contract period is coming to an end and to set out the best new price that we can offer them and (ii) once a year, alert customers who are out of contract to that fact and again confirm the best new price we can offer them. In both cases, we must also set out the price available to new customers for an equivalent service offering. While we do not anticipate these requirements will have a material impact on our 2020 operating results, they could have a material adverse impact in future periods.

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
September 30, 2020
(unaudited)

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

As of September 30, 2020, our reportable segments are as follows:

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

During the fourth quarter of 2019, we changed the presentation of certain costs related to our centrally-managed technology and innovation function. These costs, which were previously included in Central and Corporate, are now allocated to our consolidated reportable segments. This change, which we refer to as the “Centrally-held Cost Allocation,” was made as a result of internal changes with respect to the way in which our chief operating decision maker evaluates the Adjusted EBITDA of our operating segments. Segment information for the three and nine months ended September 30, 2019 has been revised to reflect this change. The following table provides a summary of the impact on the Adjusted EBITDA of our consolidated reportable segments and Central and Corporate that resulted from the Centrally-held Cost Allocation.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions
Increase (decrease) to Adjusted EBITDA:
U.K./Ireland	$(13.3)	$(16.2)	$(37.7)	$(48.0)
Switzerland	(5.2)	(7.8)	(14.8)	(24.5)
Central and Eastern Europe	(2.6)	(3.6)	(7.8)	(10.9)
Central and Corporate	21.1	27.6	60.3	83.4
Total Liberty Global	$—	$—	$—	$—

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted EBITDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in the VodafoneZiggo JV, we present 100% of its revenue and Adjusted EBITDA in the tables below. Our share of the VodafoneZiggo JV’s operating results is included in share of results of affiliates, net, in our condensed consolidated statements of operations.

	Revenue
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

U.K./Ireland	$1,669.5	$1,579.9	$4,821.9	$4,885.2
Belgium	746.6	721.9	2,147.2	2,147.0
Switzerland	315.0	311.7	930.9	942.7
Central and Eastern Europe	124.2	117.2	359.5	355.4
Central and Corporate	101.9	110.5	296.8	231.4
Intersegment eliminations	(2.7)	(0.3)	(3.1)	(2.4)
Total	$2,954.5	$2,840.9	$8,553.2	$8,559.3

VodafoneZiggo JV	$1,166.7	$1,096.9	$3,345.4	$3,275.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
(unaudited)

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
	2020	2019 (a)	2020	2019 (a)
	in millions

U.K./Ireland	$665.0	$657.8	$1,975.3	$2,037.5
Belgium	367.4	358.6	1,053.1	1,047.0
Switzerland	154.4	160.2	439.4	476.3
Central and Eastern Europe	54.0	54.6	161.0	162.4
Central and Corporate	(31.6)	(19.2)	(80.8)	(138.6)
Intersegment eliminations (b)	—	(0.3)	—	1.1
Total	$1,209.2	$1,211.7	$3,548.0	$3,585.7

VodafoneZiggo JV	$559.1	$500.1	$1,593.4	$1,481.5

_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as described above.

(b)	Amounts for the 2019 periods are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

The following table provides a reconciliation of earnings (loss) from continuing operations to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Earnings (loss) from continuing operations	$(973.6)	$587.2	$(459.7)	$(59.3)
Income tax benefit	(161.2)	(70.8)	(239.1)	(16.2)
Other income, net	(5.3)	(36.3)	(67.2)	(75.3)
Share of results of affiliates, net	27.1	32.8	99.1	173.0
Losses on debt extinguishment, net	0.3	48.5	220.4	97.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	21.5	(56.4)	399.0	90.5
Foreign currency transaction losses (gains), net	755.7	(54.2)	842.0	(165.8)
Realized and unrealized losses (gains) on derivative instruments, net	717.8	(582.1)	(199.8)	(652.2)
Interest expense	279.8	340.1	874.8	1,071.0
Operating income	662.1	208.8	1,469.5	463.0
Impairment, restructuring and other operating items, net	(15.8)	36.0	47.4	140.1
Depreciation and amortization	458.5	892.9	1,787.7	2,754.3
Share-based compensation expense	104.4	74.0	243.4	228.3
Adjusted EBITDA	$1,209.2	$1,211.7	$3,548.0	$3,585.7

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
September 30, 2020
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

	Nine months ended September 30,
	2020	2019
	in millions

U.K./Ireland	$1,029.7	$1,128.5
Belgium	375.1	391.6
Switzerland	181.8	207.2
Central and Eastern Europe	69.3	66.2
Central and Corporate (a)	244.2	246.6
Total property and equipment additions	1,900.1	2,040.1
Assets acquired under capital-related vendor financing arrangements	(1,033.6)	(1,303.2)
Assets acquired under finance leases	(31.2)	(47.2)
Changes in current liabilities related to capital expenditures	125.2	210.4
Total capital expenditures, net	$960.5	$900.1

Capital expenditures, net:
Third-party payments	$963.0	$976.0
Proceeds received for transfers to related parties (b)	(2.5)	(75.9)
Total capital expenditures, net	$960.5	$900.1

Property and equipment additions - VodafoneZiggo JV	$685.3	$680.4
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
September 30, 2020
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$822.8	$776.6	$2,400.6	$2,378.9
Video	680.8	660.5	1,997.5	2,029.2
Fixed-line telephony	332.4	341.1	998.9	1,070.3
Total subscription revenue	1,836.0	1,778.2	5,397.0	5,478.4
Non-subscription revenue	48.6	43.6	137.2	142.1
Total residential cable revenue	1,884.6	1,821.8	5,534.2	5,620.5
Residential mobile revenue (c):
Subscription revenue (b)	251.1	235.0	714.3	694.4
Non-subscription revenue	179.6	166.0	454.6	496.0
Total residential mobile revenue	430.7	401.0	1,168.9	1,190.4
Total residential revenue	2,315.3	2,222.8	6,703.1	6,810.9
B2B revenue (d):
Subscription revenue	134.5	119.8	382.5	350.4
Non-subscription revenue	367.4	343.5	1,055.1	1,072.7
Total B2B revenue	501.9	463.3	1,437.6	1,423.1
Other revenue (e)	137.3	154.8	412.5	325.3
Total	$2,954.5	$2,840.9	$8,553.2	$8,559.3
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
September 30, 2020
(unaudited)

(e)
Other revenue includes, among other items, (i) revenue earned from transitional and other services provided to various third parties, (ii) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV and (iii) broadcasting revenue in Belgium and Ireland.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

U.K.	$1,543.6	$1,456.3	$4,457.2	$4,507.5
Belgium	746.6	721.9	2,147.2	2,147.0
Switzerland	315.0	311.7	930.9	942.7
Ireland	125.9	123.6	364.7	377.7
Poland	111.6	104.9	322.0	318.3
Slovakia	12.6	12.3	37.5	37.1
Other, including intersegment eliminations	99.2	110.2	293.7	229.0
Total	$2,954.5	$2,840.9	$8,553.2	$8,559.3

VodafoneZiggo JV (the Netherlands)	$1,166.7	$1,096.9	$3,345.4	$3,275.3

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•	Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.

•	Overview. This section provides a general description of our business and recent events.

•	Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019.

•	Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2020.

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

As further described in note 4 to our condensed consolidated financial statements, we (i) completed the sale of our operations in Germany, Romania, Hungary and the Czech Republic (exclusive of our DTH operations) on July 31, 2019 and (ii) completed the sale of the operations of UPC DTH on May 2, 2019. Accordingly, our operations in Germany, Romania, Hungary and the Czech Republic and the operations of UPC DTH for the three and nine months ended September 30, 2019 are presented as discontinued operations. In the following discussion and analysis, the operating statistics, results of operations, cash flows and financial condition that we present and discuss are those of our continuing operations unless otherwise indicated.

Effective May 7, 2020, in connection with the pending formation of the U.K. JV, we began accounting for the U.K. JV Entities as held for sale. Accordingly, the assets and liabilities of the U.K. JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our September 30, 2020 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For further information regarding the pending formation of the U.K. JV, see note 4 to our condensed consolidated financial statements.

Operations

At September 30, 2020, our continuing operations owned and operated networks that passed 26,127,400 homes and served 10,753,100 fixed-line customers and 6,550,400 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first nine months of 2020, pursuant to the Network Extensions, our operations connected approximately 407,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 311,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of these programs, the Network Extensions may be continued, modified or cancelled at our discretion.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. In response to the COVID-19 pandemic, emergency measures were imposed by governments worldwide, including travel restrictions, restrictions on social activity and the shutdown of non-essential businesses. These measures have adversely impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. In accordance with government mandates or recommended guidelines, as well as our desire to protect the health and safety of our employees, customers and communities, many of our retail stores were temporarily closed in mid-March 2020 and remained closed for up to several months. In addition, on March 16, 2020, most of our office personnel began working remotely, and many continue to do so. We also undertook a number of commercial initiatives in response to the pandemic with respect to our product and service offerings, including (i) free-of-charge speed upgrades for many of our broadband internet customers, (ii) the offering of unlimited minutes to many of our postpaid mobile subscribers, (iii) increases in the number of available kids channels, as well as the offering of several free movies and television series to many of our video subscribers, (iv) modifications to our disconnection policies for non-paying customers, including (a) extended time periods for delinquent accounts before we commence service restrictions or disconnections and (b) the temporary suspension of certain late payment charges, and (v) the temporary pausing of certain sports subscription charges.

The facts and circumstances surrounding the COVID-19 pandemic continue to change rapidly and, accordingly, the ultimate impact that COVID-19 will have on the global economy and our company is highly uncertain and impossible to predict. To date, our company has not experienced an overall material adverse impact from the COVID-19 pandemic, as demand for the products and services that we provide has increased following the stay-at-home and remote work restrictions or recommendations that have been implemented throughout the countries in which we operate. In this regard, our residential net customer losses during the period impacted by the COVID-19 pandemic have thus far been generally in line with our expectations, as declines in gross residential customer additions have been offset by reductions in residential churn rates across all our markets. During the period from mid-March through September 30, 2020, certain of our revenue streams were adversely impacted by the COVID-19 pandemic, the most notable of which include (i) lower revenue associated with the loss of exclusive programming content, primarily during the second quarter of 2020, (ii) lower sales of mobile handsets, due largely to the fact that, as discussed above, many of our retail stores were closed for a significant portion of the second quarter, (iii) lower broadcasting revenue in Belgium and Ireland and (iv) lower interconnect and mobile roaming revenue resulting from changes in mobile usage associated with factors such as lower travel and the use of WiFi alternatives during stay-at-home mandates or recommendations. With respect to our Adjusted EBITDA during this timeframe, the aforementioned revenue declines had a less significant impact, as (a) we received certain credits during the second and third quarters of 2020 for content costs and lost revenue associated with the loss of exclusive programming content, which offset the related revenue declines, (b) mobile handset sales generate low margins and (c) the lower interconnect and roaming revenue was largely offset by similar declines in interconnect and roaming expenses. In addition, our Adjusted EBITDA has been positively impacted by various other factors relating to the COVID-19 pandemic, including (1) lower costs associated with customer service and sales and marketing and (2) the benefits to our Adjusted EBITDA related to the aforementioned declines in residential churn rates. In this regard, we estimate that the overall adverse impact of the COVID-19 pandemic on our Adjusted EBITDA during the second and third quarters of 2020 was relatively minimal. For additional information regarding the impact of COVID-19 on our results of operations for the three and nine months ended September 30, 2020, see Discussion and Analysis of our Reportable Segments below.

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

As indicated above, the COVID-19 pandemic has caused significant distress in global financial markets that could have an adverse impact on our company. However, we currently believe our financial risks are mitigated by several factors, including the following: (i) our access to our cash and cash equivalents and short-term investments has not been impaired during the period from mid-March through September 30, 2020, (ii) we do not currently perceive a significant risk of a credit event that would impair our cash holdings, derivative assets or restrict available credit facilities, (iii) we continue to maintain a strong balance sheet, with over 79% of our debt not due until 2026 or later, (iv) our credit facilities do not contain maintenance-based leverage covenants, with the exception of any revolving facilities that are drawn in excess of 40% of total availability (such revolving facilities were undrawn at September 30, 2020), and (v) our derivative instruments provide protection against adverse changes in financial markets, such as the weakening of the British pound sterling and declines in the value of certain of our fair value investments. In addition, we have implemented enhanced risk monitoring procedures at this time of heightened market volatility.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the nine months ended September 30, 2020 was to the British pound sterling and euro as 52.3% and 33.4% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling and euro, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three and nine months ended September 30, 2020 and 2019. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for three and nine months ended September 30, 2020 and 2019 at the end of this section.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Earnings (loss) from continuing operations	$(973.6)	$587.2	$(459.7)	$(59.3)
Income tax benefit	(161.2)	(70.8)	(239.1)	(16.2)
Other income, net	(5.3)	(36.3)	(67.2)	(75.3)
Share of results of affiliates, net	27.1	32.8	99.1	173.0
Losses on debt extinguishment, net	0.3	48.5	220.4	97.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	21.5	(56.4)	399.0	90.5
Foreign currency transaction losses (gains), net	755.7	(54.2)	842.0	(165.8)
Realized and unrealized losses (gains) on derivative instruments, net	717.8	(582.1)	(199.8)	(652.2)
Interest expense	279.8	340.1	874.8	1,071.0
Operating income	662.1	208.8	1,469.5	463.0
Impairment, restructuring and other operating items, net	(15.8)	36.0	47.4	140.1
Depreciation and amortization	458.5	892.9	1,787.7	2,754.3
Share-based compensation expense	104.4	74.0	243.4	228.3
Adjusted EBITDA	$1,209.2	$1,211.7	$3,548.0	$3,585.7

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

Revenue

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,669.5	$1,579.9	$89.6	5.7	$11.6	0.7
Belgium	746.6	721.9	24.7	3.4	(9.9)	(1.3)
Switzerland	315.0	311.7	3.3	1.1	(18.0)	(5.8)
Central and Eastern Europe	124.2	117.2	7.0	6.0	3.8	3.2
Central and Corporate (a)	101.9	110.5	(8.6)	(7.8)	(20.9)	(17.8)
Intersegment eliminations	(2.7)	(0.3)	(2.4)	N.M.	(2.4)	N.M.
Total	$2,954.5	$2,840.9	$113.6	4.0	$(35.8)	(1.3)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$4,821.9	$4,885.2	$(63.3)	(1.3)	$(57.5)	(1.2)
Belgium	2,147.2	2,147.0	0.2	—	(38.9)	(1.8)
Switzerland	930.9	942.7	(11.8)	(1.3)	(53.8)	(5.7)
Central and Eastern Europe	359.5	355.4	4.1	1.2	12.9	3.6
Central and Corporate (a)	296.8	231.4	65.4	28.3	(19.4)	(6.2)
Intersegment eliminations	(3.1)	(2.4)	(0.7)	N.M.	(0.7)	N.M.
Total	$8,553.2	$8,559.3	$(6.1)	(0.1)	$(157.4)	(1.8)
_______________

N.M. — Not Meaningful.

(a)
Amounts primarily include revenue earned from transition and other services provided to the VodafoneZiggo JV and various third parties and the sale of customer premises equipment to the VodafoneZiggo JV. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

U.K./Ireland. The details of the changes in U.K./Ireland’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$3.2	$—	$3.2	$(3.7)	$—	$(3.7)
ARPU (a)	(10.4)	—	(10.4)	(19.4)	—	(19.4)
Increase in residential cable non-subscription revenue (b)	—	4.7	4.7	—	1.0	1.0
Total increase (decrease) in residential cable revenue	(7.2)	4.7	(2.5)	(23.1)	1.0	(22.1)
Increase (decrease) in residential mobile revenue (c)	(0.7)	8.0	7.3	0.6	(20.6)	(20.0)
Increase (decrease) in B2B revenue (d)	3.2	9.1	12.3	9.2	(10.0)	(0.8)
Decrease in other revenue (e)	—	(5.5)	(5.5)	—	(14.6)	(14.6)
Total organic increase (decrease)	(4.7)	16.3	11.6	(13.3)	(44.2)	(57.5)
Impact of FX	60.7	17.3	78.0	(5.3)	(0.5)	(5.8)
Total	$56.0	$33.6	$89.6	$(18.6)	$(44.7)	$(63.3)
_______________

(a)
The decreases in cable subscription revenue related to changes in ARPU were adversely impacted by the COVID-19 pandemic, most notably with respect to video services, including, for the nine-month comparison, lower revenue of approximately $28 million associated with the loss of exclusive programming content, comprising (i) credits that were given to certain customers and (ii) the estimated impact of certain customers canceling their premium sports subscriptions.

(b)
The increases in residential cable non-subscription revenue are primarily attributable to (i) lower revenue from late fees in the U.K., including, for the nine-month comparison, the impact of a temporary suspension of late payment charges related to the COVID-19 pandemic, (ii) increases in installation revenue, primarily in the U.K., and (iii) increases in early termination fees in the U.K.

(c)
The changes in residential mobile non-subscription revenue are primarily attributable to the net effect of (i) an increase for the three-month comparison and a decrease for the nine-month comparison in revenue from mobile handset sales in the U.K. and (ii) lower interconnect and mobile roaming revenue driven by stay-at-home behaviors during the COVID-19 pandemic. The changes in revenue from mobile handset sales in the U.K. include (a) the positive impact of $20.3 million of revenue recognized in the third quarter of 2020 in connection with the completion of the VM Receivables Financing Sale and (b) for the nine-month comparison, the adverse impact of retail store closures during the COVID-19 pandemic. The decrease in residential mobile non-subscription revenue for the nine-month comparison also includes the unfavorable impact of $5.3 million of revenue recognized during the second quarter of 2019 in connection with the sale of rights to future commission payments on customer handset insurance arrangements in the U.K.

(d)
The increases in B2B subscription revenue are primarily due to increases in the average number of SOHO customers in the U.K. The changes in B2B non-subscription revenue are primarily attributable to our operations in the U.K., including the net effect of (i) decreases in lower margin revenue related to business network services, (ii) increases in revenue associated with long-term leases of a portion of our network and (iii) lower installation revenue.

(e)	The decreases in other revenue are attributable to lower broadcasting revenue in Ireland, largely due to the impact of the COVID-19 pandemic.

Belgium. The details of the increases in Belgium’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(9.3)	$—	$(9.3)	$(29.9)	$—	$(29.9)
ARPU	2.7	—	2.7	11.9	—	11.9
Increase (decrease) in residential cable non-subscription revenue	—	1.4	1.4	—	(1.6)	(1.6)
Total increase (decrease) in residential cable revenue	(6.6)	1.4	(5.2)	(18.0)	(1.6)	(19.6)
Increase (decrease) in residential mobile revenue (a)	(0.3)	(4.1)	(4.4)	3.8	(26.5)	(22.7)
Increase (decrease) in B2B revenue (b)	3.6	0.1	3.7	21.0	(11.9)	9.1
Decrease in other revenue (c)	—	(4.0)	(4.0)	—	(5.7)	(5.7)
Total organic increase (decrease)	(3.3)	(6.6)	(9.9)	6.8	(45.7)	(38.9)
Impact of acquisitions	—	—	—	—	42.6	42.6
Impact of dispositions	(1.8)	(0.6)	(2.4)	(4.0)	(1.3)	(5.3)
Impact of FX	26.9	10.1	37.0	0.7	1.1	1.8
Total	$21.8	$2.9	$24.7	$3.5	$(3.3)	$0.2
_______________

(a)
The decreases in residential mobile non-subscription revenue are primarily attributable to (i) lower interconnect and mobile roaming revenue, largely driven by stay-at-home behaviors during the COVID-19 pandemic, and (ii) for the nine-month comparison, a decrease in revenue from mobile handset sales, due in large part to the impact of retail store closures during the COVID-19 pandemic.

(b)
The increases in B2B subscription revenue are primarily due to increases in the average number of SOHO customers. The decrease in B2B non-subscription revenue for the nine-month comparison is primarily attributable to lower interconnect revenue, due in part to stay-at-home behaviors during the COVID-19 pandemic.

(c)	The decreases in other revenue are attributable to lower broadcasting revenue, due in part to the impact of the COVID-19 pandemic.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see “Belgium Regulatory Developments” in note 16 to our condensed consolidated financial statements.

Switzerland. The details of the changes in Switzerland’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(15.4)	$—	$(15.4)	$(46.7)	$—	$(46.7)
ARPU	(2.1)	—	(2.1)	(14.5)	—	(14.5)
Decrease in residential cable non-subscription revenue (a)	—	(3.9)	(3.9)	—	(5.7)	(5.7)
Total decrease in residential cable revenue	(17.5)	(3.9)	(21.4)	(61.2)	(5.7)	(66.9)
Increase in residential mobile revenue (b)	4.5	0.7	5.2	12.1	2.8	14.9
Decrease in B2B revenue	(0.2)	(1.6)	(1.8)	(0.8)	(1.0)	(1.8)
Total organic decrease	(13.2)	(4.8)	(18.0)	(49.9)	(3.9)	(53.8)
Impact of FX	16.6	4.7	21.3	32.7	9.3	42.0
Total	$3.4	$(0.1)	$3.3	$(17.2)	$5.4	$(11.8)
_______________

(a)	The decreases in residential cable non-subscription are primarily attributable to (i) decreases in revenue associated with our Swiss sports channels and (ii) lower revenue from late fees.

(b)	The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers.

Central and Eastern Europe. The details of the increases in Central and Eastern Europe’s revenue during the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are set forth below:

	Three-month period			Nine-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of customers	$1.4	$—	$1.4	$4.3	$—	$4.3
ARPU	1.2	—	1.2	3.9	—	3.9
Decrease in residential cable non-subscription revenue	—	(0.1)	(0.1)	—	(0.3)	(0.3)
Total increase (decrease) in residential cable revenue	2.6	(0.1)	2.5	8.2	(0.3)	7.9
Increase in residential mobile revenue	0.4	0.3	0.7	1.1	0.7	1.8
Increase (decrease) in B2B revenue	1.2	(0.4)	0.8	2.1	0.2	2.3
Increase (decrease) in other revenue	—	(0.2)	(0.2)	—	0.9	0.9
Total organic increase (decrease)	4.2	(0.4)	3.8	11.4	1.5	12.9
Impact of FX	3.2	—	3.2	(8.5)	(0.3)	(8.8)
Total	$7.4	$(0.4)	$7.0	$2.9	$1.2	$4.1

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$665.0	$657.8	$7.2	1.1	$(23.7)	(3.4)
Belgium	367.4	358.6	8.8	2.5	(8.0)	(2.2)
Switzerland	154.4	160.2	(5.8)	(3.6)	(16.1)	(9.9)
Central and Eastern Europe	54.0	54.6	(0.6)	(1.1)	(2.1)	(4.0)
Central and Corporate	(31.6)	(19.2)	(12.4)	(64.6)	(16.2)	(115.7)
Intersegment eliminations (b)	—	(0.3)	0.3	N.M.	0.3	N.M.
Total	$1,209.2	$1,211.7	$(2.5)	(0.2)	$(65.8)	(5.4)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019 (a)	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,975.3	$2,037.5	$(62.2)	(3.1)	$(58.8)	(2.8)
Belgium	1,053.1	1,047.0	6.1	0.6	16.2	1.6
Switzerland	439.4	476.3	(36.9)	(7.7)	(56.9)	(11.9)
Central and Eastern Europe	161.0	162.4	(1.4)	(0.9)	2.5	1.6
Central and Corporate	(80.8)	(138.6)	57.8	41.7	(22.2)	(38.5)
Intersegment eliminations (b)	—	1.1	(1.1)	N.M.	(1.1)	N.M.
Total	$3,548.0	$3,585.7	$(37.7)	(1.1)	$(120.3)	(3.3)
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 17 to our condensed consolidated financial statements.

(b)	Amounts for the 2019 periods are related to transactions between our continuing and discontinued operations prior to the disposal dates of such discontinued operations.

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019 (a)	2020	2019 (a)

U.K./Ireland	39.8%	41.6%	41.0%	41.7%
Belgium	49.2%	49.7%	49.0%	48.8%
Switzerland	49.0%	51.4%	47.2%	50.5%
Central and Eastern Europe	43.5%	46.6%	44.8%	45.7%
_______________

(a)	Amounts have been revised to reflect the retrospective impact of the Centrally-held Cost Allocation, as further described in note 17 to our condensed consolidated financial statements.

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
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$822.8	$776.6	$46.2	5.9	$6.6	0.9
Video	680.8	660.5	20.3	3.1	(11.2)	(1.7)
Fixed-line telephony	332.4	341.1	(8.7)	(2.6)	(24.1)	(7.1)
Total subscription revenue	1,836.0	1,778.2	57.8	3.3	(28.7)	(1.6)
Non-subscription revenue	48.6	43.6	5.0	11.5	2.1	4.8
Total residential cable revenue	1,884.6	1,821.8	62.8	3.4	(26.6)	(1.5)
Residential mobile revenue (c):
Subscription revenue (b)	251.1	235.0	16.1	6.9	3.9	1.7
Non-subscription revenue	179.6	166.0	13.6	8.2	4.7	2.8
Total residential mobile revenue	430.7	401.0	29.7	7.4	8.6	2.1
Total residential revenue	2,315.3	2,222.8	92.5	4.2	(18.0)	(0.8)
B2B revenue (d):
Subscription revenue	134.5	119.8	14.7	12.3	7.8	6.5
Non-subscription revenue	367.4	343.5	23.9	7.0	5.5	1.6
Total B2B revenue	501.9	463.3	38.6	8.3	13.3	2.9
Other revenue (e)	137.3	154.8	(17.5)	(11.3)	(31.1)	(19.2)
Total	$2,954.5	$2,840.9	$113.6	4.0	$(35.8)	(1.3)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$2,400.6	$2,378.9	$21.7	0.9	$15.2	0.6
Video	1,997.5	2,029.2	(31.7)	(1.6)	(37.4)	(1.8)
Fixed-line telephony	998.9	1,070.3	(71.4)	(6.7)	(71.9)	(6.7)
Total subscription revenue	5,397.0	5,478.4	(81.4)	(1.5)	(94.1)	(1.7)
Non-subscription revenue	137.2	142.1	(4.9)	(3.4)	(6.6)	(4.7)
Total residential cable revenue	5,534.2	5,620.5	(86.3)	(1.5)	(100.7)	(1.8)
Residential mobile revenue (c):
Subscription revenue (b)	714.3	694.4	19.9	2.9	17.6	2.5
Non-subscription revenue	454.6	496.0	(41.4)	(8.3)	(43.5)	(8.8)
Total residential mobile revenue	1,168.9	1,190.4	(21.5)	(1.8)	(25.9)	(2.2)
Total residential revenue	6,703.1	6,810.9	(107.8)	(1.6)	(126.6)	(1.9)
B2B revenue (d):
Subscription revenue	382.5	350.4	32.1	9.2	31.5	9.0
Non-subscription revenue	1,055.1	1,072.7	(17.6)	(1.6)	(22.3)	(2.1)
Total B2B revenue	1,437.6	1,423.1	14.5	1.0	9.2	0.6
Other revenue (e)	412.5	325.3	87.2	26.8	(40.0)	(8.8)
Total	$8,553.2	$8,559.3	$(6.1)	(0.1)	$(157.4)	(1.8)
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

(c)
Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $58.4 million and $61.7 million during the three months ended September 30, 2020 and 2019, respectively, and $166.9 million and $187.1 million during the nine months ended September 30, 2020 and 2019, respectively.

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

Total revenue. Our consolidated revenue increased (decreased) $113.6 million or 4.0% and ($6.1 million) or (0.1%) during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These changes include (i) for the nine-month comparison, an increase of $42.6 million attributable to the impact of the De Vijver Media Acquisition, and (ii) decreases of $2.4 million and $5.3 million, respectively, attributable to the impact of a disposition. On an organic basis, our consolidated revenue decreased $35.8 million or 1.3% and $157.4 million or 1.8%, respectively.

Residential revenue. The details of the changes in our consolidated residential revenue for the three and nine months ended September 30, 2020, as compared to the corresponding periods in 2019, are as follows:

	Three-month period	Nine-month period
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(14.4)	$(59.0)
ARPU	(14.3)	(35.1)
Increase (decrease) in residential cable non-subscription revenue	2.1	(6.6)
Total decrease in residential cable revenue	(26.6)	(100.7)
Increase in residential mobile subscription revenue	3.9	17.6
Increase (decrease) in residential mobile non-subscription revenue	4.7	(43.5)
Total organic decrease in residential revenue	(18.0)	(126.6)
Impact of acquisitions and dispositions	(1.9)	(4.9)
Impact of FX	112.4	23.7
Total increase (decrease) in residential revenue	$92.5	$(107.8)

On an organic basis, our consolidated residential cable subscription revenue decreased $28.7 million or 1.6% and $94.1 million or 1.7% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to decreases in Switzerland and U.K./Ireland.

On an organic basis, our consolidated residential cable non-subscription revenue increased (decreased) $2.1 million or 4.8% and ($6.6 million) or (4.7%) during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These changes are primarily due to the net effect of (i) decreases in Switzerland, (ii) increases in U.K./Ireland and (iii) changes in Belgium.

On an organic basis, our consolidated residential mobile subscription revenue increased $3.9 million or 1.7% and $17.6 million or 2.5% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These increases are primarily attributable to increases in Switzerland and, for the nine-month comparison, Belgium.

On an organic basis, our consolidated residential mobile non-subscription revenue increased (decreased) $4.7 million or 2.8% and ($43.5 million) or (8.8%) during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These changes are primarily due to the net effect of (i) decreases in Belgium and (ii) changes in U.K./Ireland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $7.8 million or 6.5% and $31.5 million or 9.0% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These increases are primarily attributable to increases in Belgium and U.K./Ireland.

On an organic basis, our consolidated B2B non-subscription revenue increased (decreased) $5.5 million or 1.6% and ($22.3 million) or (2.1%) during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These changes are primarily due to the net effect of (i) decreases in Belgium and (ii) changes in U.K./Ireland.

Other revenue. On an organic basis, our consolidated other revenue decreased $31.1 million or 19.2% and $40.0 million or 8.8% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to (i) decreases in revenue earned from sales of customer premises equipment to the VodafoneZiggo JV and (ii) lower broadcasting revenue in Ireland and Belgium.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$512.3	$500.6	$11.7	2.3	$(12.2)	(2.4)
Belgium	167.2	167.1	0.1	0.1	(7.9)	(4.7)
Switzerland	63.9	61.5	2.4	3.9	(1.9)	(3.1)
Central and Eastern Europe	31.5	27.0	4.5	16.7	3.9	14.4
Central and Corporate	46.0	45.5	0.5	1.1	(6.3)	(12.6)
Intersegment eliminations	(0.6)	0.1	(0.7)	N.M.	(0.7)	N.M.
Total	$820.3	$801.8	$18.5	2.3	$(25.1)	(3.1)

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,485.5	$1,525.0	$(39.5)	(2.6)	$(38.2)	(2.5)
Belgium	498.5	500.5	(2.0)	(0.4)	(34.4)	(6.5)
Switzerland	204.8	189.6	15.2	8.0	6.2	3.3
Central and Eastern Europe	91.7	87.2	4.5	5.2	7.1	8.1
Central and Corporate	111.6	86.7	24.9	28.7	17.5	18.8
Intersegment eliminations	(1.7)	(0.5)	(1.2)	N.M.	(1.2)	N.M.
Total	$2,390.4	$2,388.5	$1.9	0.1	$(43.0)	(1.8)
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $18.5 million or 2.3% and $1.9 million or 0.1% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. The increase for the nine-month period includes an increase of $33.1 million, respectively, attributable to the impact of the De Vijver Media Acquisition. On an organic basis, our programming and other direct costs of services decreased $25.1 million or 3.1% and $43.0 million or 1.8%, respectively. These decreases include the following factors:

•
Decreases in programming and copyright costs of $15.0 million or 3.8% and $42.1 million or 3.4%, respectively, primarily due to decreases in U.K./Ireland and Switzerland attributable to certain premium and/or basic content. The decreases in U.K./Ireland are due to credits or rebates aggregating $17.2 million and $46.1 million, respectively, received in connection with the loss of exclusive programming content due to the COVID-19 pandemic, which generally offset the adverse revenue impacts in U.K./Ireland resulting from the COVID-19 pandemic;

•
Decreases in mobile handset and other device costs of $8.1 million or 8.9% and $20.9 million or 8.0%, respectively, primarily due to the net effect of (i) lower sales volumes in U.K./Ireland, largely due to temporary retail store closures as a result of the COVID-19 pandemic, and (ii) a higher average cost per handset sold in U.K./Ireland;

•
The impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in direct cost increases of $8.9 million and $19.9 million, respectively, that were fully offset by corresponding decreases, primarily in various other operating expenses within Central and Corporate; and

•
Decreases in interconnect and access costs of $5.1 million or 2.4% and $4.5 million or 0.7%, respectively, primarily due to the net effect of (i) higher MVNO costs in Switzerland and U.K./Ireland and (ii) lower interconnect and mobile roaming costs. The lower interconnect and mobile roaming costs are primarily attributable to the net effect of (a) decreases in Belgium and (b) for the nine-month comparison, an increase in U.K./Ireland. Across all of our markets, interconnect and mobile roaming costs have been impacted by changes in mobile usage associated with factors such as lower travel and the use of WiFi alternatives during stay-at-home mandates or recommendations as a result of the COVID-19 pandemic.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$276.7	$220.0	$56.7	25.8	$43.7	19.9
Belgium	115.0	95.8	19.2	20.0	14.1	14.8
Switzerland	45.7	43.0	2.7	6.3	(0.6)	(1.4)
Central and Eastern Europe	18.1	17.5	0.6	3.4	(0.4)	(2.3)
Central and Corporate	15.0	21.9	(6.9)	(31.5)	(6.1)	(31.6)
Intersegment eliminations	(1.3)	0.4	(1.7)	N.M.	(1.7)	N.M.
Total other operating expenses excluding share-based compensation expense	469.2	398.6	70.6	17.7	$49.0	11.9
Share-based compensation expense	2.5	1.1	1.4	N.M.
Total	$471.7	$399.7	$72.0	18.0

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$746.4	$682.5	$63.9	9.4	$64.4	9.4
Belgium	303.1	294.6	8.5	2.9	4.8	1.6
Switzerland	137.6	135.1	2.5	1.9	(3.7)	(2.7)
Central and Eastern Europe	50.2	51.8	(1.6)	(3.1)	(0.8)	(1.5)
Central and Corporate	50.0	77.2	(27.2)	(35.2)	(24.6)	(33.4)
Intersegment eliminations	0.8	(7.3)	8.1	N.M.	8.1	N.M.
Total other operating expenses excluding share-based compensation expense	1,288.1	1,233.9	54.2	4.4	$48.2	3.9
Share-based compensation expense	4.8	3.0	1.8	60.0
Total	$1,292.9	$1,236.9	$56.0	4.5
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $70.6 million or 17.7% and $54.2 million or 4.4% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. The increase for the nine-month period includes an increase of $4.2 million attributable to the impact of the De Vijver Media Acquisition. On an organic basis, our other operating expenses increased $49.0 million or 11.9% and $48.2 million or 3.9%, respectively. These increases include the following factors:

•
Increases in other operating expenses due to $19.5 million recognized during the third quarter of 2020 in U.K./Ireland associated with the completion of the VM Receivables Financing Sale, representing the difference between the carrying amount of the associated receivables and the amount received pursuant to the sale;

•
Decreases in customer service costs of $5.8 million or 8.9% and $19.3 million or 10.1%, respectively, primarily due to lower call center costs in U.K./Ireland. The lower call center costs in U.K./Ireland include the impact of lockdowns during the second and, to a lesser extent, third quarter of 2020 associated with the COVID-19 pandemic, which prevented certain outsourced contract services from being performed;

•
The aforementioned impact of the classification of costs associated with the delivery of certain transitional services provided by Central and Corporate to various third parties in connection with our recent dispositions. Beginning on the effective dates of the underlying agreements, these costs became direct costs of services, which resulted in decreases in various other operating expenses of $8.6 million and $19.3 million, respectively, within Central and Corporate;

•
Increases in personnel costs of $11.9 million or 10.5% and $16.9 million or 4.6%, respectively, primarily due to the net effect of (i) higher staffing levels in U.K./Ireland and Belgium that were only partially offset by decreases in Central and Corporate and Switzerland, and (ii) decreases in temporary personnel costs, primarily in U.K./Ireland;

•
Increases in network infrastructure charges in U.K./Ireland of $2.2 million and $16.6 million, respectively, following an increase in the rateable value of certain of Virgin Media’s assets. For additional information, see “Other Regulatory Issues” in note 16 to our condensed consolidated financial statements;

•	Higher costs in U.K./Ireland associated with a $15.9 million charge recorded during the third quarter of 2020 in connection with the reassessment of certain items related to prior years; and

•
Increases in core network and information technology-related costs of $3.6 million or 5.5% and $8.2 million or 4.0%, respectively, primarily due to the net effect of (i) higher information technology-related expenses, primarily due to increases in Central and Corporate that were only partially offset by decreases in Switzerland, (ii) lower network maintenance costs, primarily due to decreases in Central and Corporate that were only partially offset by increases in Switzerland, and (iii) for the nine-month comparison, an increase in leased bandwidth and outsourced data center costs in Central and Corporate.

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

	Three months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$215.5	$201.5	$14.0	6.9	$3.8	1.9
Belgium	97.0	100.4	(3.4)	(3.4)	(8.1)	(8.1)
Switzerland	51.0	47.0	4.0	8.5	0.6	1.3
Central and Eastern Europe	20.6	18.1	2.5	13.8	2.4	13.3
Central and Corporate	72.5	62.3	10.2	16.4	7.7	12.4
Intersegment eliminations	(0.8)	(0.5)	(0.3)	N.M.	(0.3)	N.M.
Total SG&A expenses excluding share-based compensation expense	455.8	428.8	27.0	6.3	$6.1	1.4
Share-based compensation expense	101.9	72.9	29.0	39.8
Total	$557.7	$501.7	$56.0	11.2

	Nine months ended September 30,		Increase (decrease)		Organic increase (decrease)
	2020	2019	$	%	$	%
	in millions, except percentages

U.K./Ireland	$614.7	$640.2	$(25.5)	(4.0)	$(24.9)	(3.9)
Belgium	292.5	304.9	(12.4)	(4.1)	(25.5)	(8.0)
Switzerland	149.1	141.7	7.4	5.2	0.6	0.4
Central and Eastern Europe	56.6	54.0	2.6	4.8	4.1	7.6
Central and Corporate	216.0	206.1	9.9	4.8	9.9	4.8
Intersegment eliminations	(2.2)	4.3	(6.5)	N.M.	(6.5)	N.M.
Total SG&A expenses excluding share-based compensation expense	1,326.7	1,351.2	(24.5)	(1.8)	$(42.3)	(3.1)
Share-based compensation expense	238.6	225.3	13.3	5.9
Total	$1,565.3	$1,576.5	$(11.2)	(0.7)
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended September 30,		Increase		Organic increase
	2020	2019	$	%	$	%
	in millions, except percentages

General and administrative (a)	$347.2	$329.6	$17.6	5.3	$1.5	0.5
External sales and marketing	108.6	99.2	9.4	9.5	4.6	4.6
Total	$455.8	$428.8	$27.0	6.3	$6.1	1.4

	Nine months ended September 30,		Decrease		Organic decrease
	2020	2019	$	%	$	%
	in millions, except percentages

General and administrative (a)	$1,038.5	$1,046.2	$(7.7)	(0.7)	$(19.6)	(1.9)
External sales and marketing	288.2	305.0	(16.8)	(5.5)	(22.7)	(7.3)
Total	$1,326.7	$1,351.2	$(24.5)	(1.8)	$(42.3)	(3.1)
_______________

(a)	General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased (decreased) $27.0 million or 6.3% and ($24.5 million) or (1.8%) during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. The decrease for the nine-month period includes an increase of $13.8 million attributable to the impact of the De Vijver Media Acquisition. On an organic basis, our SG&A expenses increased (decreased) $6.1 million or 1.4% and ($42.3 million) or (3.1%), respectively. These changes include the following factors:

•
An increase (decrease) in external sales and marketing costs of $4.6 million or 4.6% and ($22.7 million) or (7.3%), respectively, primarily due to the net effect of changes associated with advertising campaigns, as advertising costs were (i) higher for the three-month comparison, primarily in Belgium and U.K./Ireland, and (ii) lower for the nine-month comparison, primarily in U.K./Ireland, Belgium and Switzerland;

•	Decreases in customer service costs of $3.4 million or 32.4% and $7.9 million or 27.4%, respectively, primarily due to lower call center costs in Belgium and U.K./Ireland;

•
Increases in personnel costs of $11.0 million or 6.0% and $4.9 million or 0.8%, respectively, primarily due to the net effect of (i) lower staffing levels, primarily in U.K./Ireland and Belgium, (ii) higher average costs per employee, primarily due to increases in U.K./Ireland and, for the nine-month comparison, Belgium, that were only partially offset by decreases in Central and Corporate and, for the three-month comparison, Belgium, (iii) higher incentive compensation costs, primarily in Central and Corporate and U.K./Ireland, and (iv) decreases in temporary personnel costs, primarily due to decreases in U.K./Ireland that were only partially offset by increases in Belgium. The higher average cost per employee for the nine-month comparison includes the impact of (a) lower severance costs in U.K./Ireland of $6.3 million associated with revisions to our operating model and decreases in senior management personnel during the second quarter of 2019 and (b) decreases in Central and Corporate related to a $5.0 million cash bonus associated with the renewal of an existing executive employment contract on similar terms paid in the second quarter of 2019; and

•
Decreases in business service costs of $3.6 million or 7.7% and $2.3 million or 1.7%, respectively, primarily due to the net effect of (i) higher consulting costs, primarily due to increases in Central and Corporate and U.K./Ireland that were only partially offset by decreases in Belgium, (ii) decreases in travel and entertainment expenses and (iii) decreases in vehicle expenses, primarily in U.K./Ireland and Belgium.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Liberty Global:
Performance-based incentive awards (a)	$57.0	$28.9	$106.3	$96.8
Non-performance based incentive awards (b)	27.8	31.6	93.9	82.6
Other (c)	6.9	8.0	19.1	30.5
Total Liberty Global	91.7	68.5	219.3	209.9
Other	12.7	5.5	24.1	18.4
Total	$104.4	$74.0	$243.4	$228.3
Included in:
Other operating expense	$2.5	$1.1	$4.8	$3.0
SG&A expense	101.9	72.9	238.6	225.3
Total	$104.4	$74.0	$243.4	$228.3
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

Depreciation and amortization expense

Our depreciation and amortization expense was $458.5 million and $1,787.7 million for the three and nine months ended September 30, 2020, respectively, and $892.9 million and $2,754.3 million for the three and nine months ended September 30, 2019, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $457.2 million or 51.2% and $974.5 million or 35.4% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily due to the net effect of (i) decreases in U.K./Ireland of $400.0 million and $654.1 million, respectively, as a result of the held-for-sale presentation of the U.K. JV Entities effective May 7, 2020, (ii) decreases associated with certain assets becoming fully depreciated, primarily in U.K./Ireland, Central and Corporate, Belgium and Switzerland, (iii) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives and (iv) decreases due to assets becoming fully amortized, primarily in U.K./Ireland. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of ($15.8 million) and $47.4 million during the three and nine months ended September 30, 2020, respectively, and $36.0 million and $140.1 million during the three and nine months ended September 30, 2019, respectively.

The amounts for the 2020 periods include (i) a $43.8 million gain in Belgium during the third quarter of 2020 associated with the disposal of certain content assets and liabilities, (ii) restructuring charges of $5.2 million and $41.8 million, respectively, including $4.0 million and $32.3 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland, U.K./Ireland and Central and Corporate, (iii) direct acquisition and disposition costs of $13.7 million and $33.7 million, respectively, primarily related to costs incurred in connection with the pending formation of the U.K. JV, and (iv) impairment charges of $5.7 million and $11.9 million, respectively, primarily in Belgium and U.K./Ireland.

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

Interest expense

We recognized interest expense of $279.8 million and $874.8 million during the three and nine months ended September 30, 2020, respectively, and $340.1 million and $1,071.0 million during the three and nine months ended September 30, 2019, respectively. Excluding the effects of FX, interest expense decreased $74.8 million or 22.0% and $198.1 million or 18.5% during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases are primarily attributable to (i) for the nine-month comparison, a lower average outstanding debt balance and (ii) lower weighted average interest rates. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Cross-currency and interest rate derivative contracts (a)	$(755.4)	$567.3	$(222.5)	$549.1
Equity-related derivative instruments:
ITV Collar	82.9	(106.8)	433.2	(7.0)
Lionsgate Forward	(5.7)	5.5	0.8	15.1
Other	(0.1)	0.5	20.7	0.9
Total equity-related derivative instruments (b)	77.1	(100.8)	454.7	9.0
Foreign currency forward and option contracts	(39.2)	116.3	(31.8)	94.1
Other	(0.3)	(0.7)	(0.6)	—
Total	$(717.8)	$582.1	$199.8	$652.2
_______________

(a)
The results for the 2020 periods are primarily attributable to the net effect of (i) net losses associated with changes in the relative value of certain currencies and (ii) a net loss for the three-month period and a net gain for the nine-month period associated with changes in certain market interest rates. In addition, the results for the 2020 periods include net gains of $222.6 million and $294.3 million, respectively, resulting from changes in our credit risk valuation adjustments. The results for the 2019 periods are primarily attributable to the net effect of (a) net gains associated with changes in the relative value of certain currencies and (b) net losses associated with changes in certain market interest rates. In addition, the results for the 2019 periods include net losses of $14.1 million and $84.8 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	(1,033.9)	309.0	(870.8)	482.8
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	160.2	(126.1)	(189.2)	(141.7)
U.S. dollar-denominated debt issued by euro functional currency entities	132.5	(168.8)	161.4	(205.6)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	40.5	88.9	46.1
Cash and restricted cash denominated in a currency other than the entity’s functional currency	(31.3)	11.4	(50.3)	3.3
Euro-denominated debt issued by British pound sterling functional currency entities	—	(4.1)	30.5	(6.5)
Other	16.8	(7.7)	(12.5)	(12.6)
Total	$(755.7)	$54.2	$(842.0)	$165.8
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Investments:
ITV	$(20.5)	$70.2	$(450.2)	$(17.6)
Lionsgate	13.1	(15.9)	(7.8)	(33.7)
SMAs	(0.3)	—	5.6	—
ITI Neovision	(2.2)	0.2	(4.1)	0.7
Other, net	(12.7)	4.5	47.5	(14.6)
Total investments	(22.6)	59.0	(409.0)	(65.2)
Debt	1.1	(2.6)	10.0	(25.3)
Total	$(21.5)	$56.4	$(399.0)	$(90.5)

Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of $0.3 million and $48.5 million during the three months ended September 30, 2020 and 2019, respectively, and $220.4 million and $97.3 million during the nine months ended September 30, 2020 and 2019, respectively.

The loss during the nine months ended September 30, 2020 is primarily attributable to (i) the payment of $188.2 million of aggregate redemption premiums and (ii) the write-off of $35.2 million of aggregate net unamortized deferred financing costs, discounts and premiums during the first and second quarters.

The loss during the nine months ended September 30, 2019 is primarily attributable to (i) the payment of $79.4 million of redemption premiums (including $35.7 million during the third quarter) and (ii) the write-off of $17.2 million of net unamortized deferred financing costs, discounts and premiums (including $12.9 million during the third quarter).

For additional information concerning our losses on debt extinguishment, net, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

All3Media	$(0.3)	$(11.5)	$(40.1)	$(34.2)
VodafoneZiggo JV (a)	(6.8)	(21.8)	(34.9)	(124.1)
Formula E	(17.4)	1.2	(16.7)	(8.7)
Other	(2.6)	(0.7)	(7.4)	(6.0)
Total	$(27.1)	$(32.8)	$(99.1)	$(173.0)
_______________

(a)
Amounts include the net effect of (i) interest income of $12.8 million, $12.6 million, $34.4 million and $37.8 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables and (ii) our 50% share of the results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	in millions

Revenue	$1,166.7	$1,096.9	$3,345.4	$3,275.3
Adjusted EBITDA	$559.1	$500.1	$1,593.4	$1,481.5
Operating income	$124.2	$42.1	$275.4	$130.7
Non-operating expense (1)	$(155.8)	$(125.8)	$(333.9)	$(537.7)
Net loss	$(25.6)	$(68.0)	$(111.3)	$(322.3)
_______________

(1)	Includes interest expense of $150.2 million, $159.6 million, $445.2 million and $488.5 million, respectively.

Other income, net

We recognized other income, net, of $5.3 million and $36.3 million for the three months ended September 30, 2020 and 2019, respectively, and $67.2 million and $75.3 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts include (i) interest and dividend income of $8.2 million and $32.9 million during the three-month periods, respectively, and $50.6 million and $39.9 million during the nine-month periods, respectively, and (ii) credits related to the non-service components of our net periodic pension costs of $4.6 million and $3.2 million during the three-month periods, respectively, and $13.4 million and $9.7 million during the nine-month periods, respectively. In addition, other income, net, includes (a) for the nine months ended September 30, 2020, a $15.3 million gain related to certain assets that were contributed to a joint venture and (b) for the nine months ended September 30, 2019, a $25.7 million gain associated with the De Vijver Media Acquisition, representing the difference between the fair value and carrying amount of our then-existing 50% ownership interest in De Vijver Media.

Income tax benefit

We recognized income tax benefit of $161.2 million and $70.8 million during the three months ended September 30, 2020 and 2019, respectively.

The income tax benefit during the three months ended September 30, 2020 differs from the expected income tax benefit of $215.6 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) an increase in valuation allowances. The net negative impact of these items was partially offset by the net positive impact of an increase in deferred tax assets in the U.K. due to an enacted change in tax law.

The income tax benefit during the three months ended September 30, 2019 differs from the expected income tax expense of $98.2 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net positive impact of (i) a decrease in valuation allowances, including $132.0 million recorded related to the estimated realization of deferred tax assets as a result of certain restructuring activities and (ii) non-deductible or non-taxable foreign currency exchange results. The net positive impact of these items was partially offset by the net negative impact of certain permanent differences between the financial and tax accounting treatment of (a) items associated with investments in subsidiaries and (b) interest and other items.

We recognized income tax benefit of $239.1 million and $16.2 million during the nine months ended September 30, 2020 and 2019, respectively.

The income tax benefit during the nine months ended September 30, 2020 differs from the expected income tax benefit of $132.8 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net positive impact of (i) an increase in deferred tax assets in the U.K. due to an enacted change in tax law, (ii) the recognition of previously unrecognized tax benefits and (iii) tax benefits associated with technology innovation incentives. The net positive impact of these items was partially offset by the net negative impact of (a) an increase in valuation allowances and (b) non-deductible or non-taxable foreign currency exchange results.

The income tax benefit during the nine months ended September 30, 2019 differs from the expected income tax benefit of $14.3 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net negative impact of certain permanent differences between the financial and tax accounting treatment of (i) items associated with investments in subsidiaries and (ii) interest and other items. The net negative impact of these items was partially offset by the net positive impact of (a) a decrease in valuation allowances, including $132.0 million recorded related to the estimated realization of deferred tax assets as a result of certain restructuring activities, and (b) non-deductible or non-taxable foreign currency exchange results.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Earnings (loss) from continuing operations

During the three months ended September 30, 2020 and 2019, we reported earnings (loss) from continuing operations of ($973.6 million) and $587.2 million, respectively, consisting of (i) operating income of $662.1 million and $208.8 million, respectively, (ii) net non-operating income (expense) of ($1,796.9 million) and $307.6 million, respectively, and (iii) income tax benefit of $161.2 million and $70.8 million, respectively.

During the nine months ended September 30, 2020 and 2019, we reported losses from continuing operations of $459.7 million and $59.3 million, respectively, consisting of (i) operating income of $1,469.5 million and $463.0 million, respectively, (ii) net non-operating expense of $2,168.3 million and $538.5 million, respectively, and (iii) income tax benefit of $239.1 million and $16.2 million, respectively.

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

Earnings from discontinued operations, net of taxes

We reported earnings from discontinued operations, net of taxes, of $92.2 million and $730.3 million during the three and nine months ended September 30, 2019, respectively, related to the operations of the Vodafone Disposal Group and UPC DTH. In addition, we recognized a gain of $12.2 billion related to the third quarter 2019 sale of the Vodafone Disposal Group and a gain of $106.0 million related to the second quarter 2019 sale of UPC DTH. For additional information, see note 4 to our condensed consolidated financial statements.

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests increased $12.3 million and $62.4 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019, primarily attributable to the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at September 30, 2020 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$29.7
Unrestricted subsidiaries (b)	3,346.0
Total Liberty Global and unrestricted subsidiaries	3,375.7
Borrowing groups (c):
Telenet	98.7
Virgin Media (d)	280.5
UPC Holding	22.3
Total borrowing groups	401.5
Total cash and cash equivalents	$3,777.2
_______________

(a)	Represents the amount held by Liberty Global on a standalone basis.

(b)	Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)	Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)
Represents the cash and cash equivalents of the Virgin Media borrowing group, which includes (i) certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc., and (ii) the cash and cash equivalents of the U.K. JV Entities, as such cash and cash equivalents will be retained by Liberty Global upon the formation of the U.K. JV and are therefore not classified as held for sale. Amount also excludes the Escrowed Proceeds associated with the VM O2 Notes. For information regarding the held-for-sale presentation of the U.K. JV Entities and the Escrowed Proceeds, see notes 4 and 9, respectively, to our condensed consolidated financial statements.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $29.7 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $3,346.0 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $2,988.5 million of investments held under SMAs, represented available liquidity at the corporate level at September 30, 2020. Our remaining cash and cash equivalents of $401.5 million at September 30, 2020 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at September 30, 2020, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) investments held under SMAs, (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV, (iv) cash received with respect to transitional and other services provided to various third parties and (v) interest payments received with respect to the VodafoneZiggo JV Receivables.

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

At September 30, 2020, our consolidated cash and cash equivalents balance included $3,477.9 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include (i) corporate general and administrative expenses, (ii) interest payments on the ITV Collar Loan and (iii) principal payments on the ITV Collar Loan to the extent not settled through the delivery of the underlying shares. In addition, Liberty Global and its unrestricted subsidiaries may require cash in connection with (a) the repayment of third-party and intercompany debt, (b) the satisfaction of contingent liabilities, (c) acquisitions, (d) the repurchase of equity and debt securities, (e) other investment opportunities, (f) any funding requirements of our subsidiaries and affiliates or (g) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $8.8 million at September 30, 2020 with varying maturity dates).

During the nine months ended September 30, 2020, the aggregate amount of our share repurchases was $979.2 million, including direct acquisition costs. At September 30, 2020, the remaining amount authorized for share repurchases was $92.6 million. In November 2020, our board of directors authorized an additional $1.0 billion for share repurchases. For additional information, see note 12 to our condensed consolidated financial statements.

For information regarding the liquidity impacts of the pending Sunrise Acquisition, see note 4 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at September 30, 2020, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries. The liquidity of our borrowing groups generally is used to fund property and equipment additions, debt service requirements and income tax payments. From time to time, our borrowing groups may also require liquidity in connection with (i) acquisitions and other investment opportunities, (ii) loans to Liberty Global, (iii) capital distributions to Liberty Global and other equity owners or (iv) the satisfaction of contingent liabilities. No assurance can be given that any external funding would be available to our borrowing groups on favorable terms, or at all.

For additional information regarding our consolidated cash flows, see the discussion under Condensed Consolidated Statements of Cash Flows below.

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (excluding the ITV Collar Loan and measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted EBITDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At September 30, 2020, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At September 30, 2020, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $12.0 billion, including $1.8 billion that is classified as current on our condensed consolidated balance sheet and $9.3 billion that is not due until 2026 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at September 30, 2020.

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

Summary. The condensed consolidated statements of cash flows of our continuing operations for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Nine months ended
	September 30,
	2020	2019	Change
	in millions

Net cash provided by operating activities	$2,692.3	$2,220.2	$472.1
Net cash provided (used) by investing activities	(4,172.5)	9,809.3	(13,981.8)
Net cash provided (used) by financing activities	348.2	(6,434.8)	6,783.0
Effect of exchange rate changes on cash and cash equivalents and restricted cash	20.2	(32.6)	52.8
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,111.8)	$5,562.1	$(6,673.9)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided due to lower payments of interest, (ii) a decrease in cash provided due to higher cash payments related to derivative instruments, (iii) an increase in the cash provided by our Adjusted EBITDA and related working capital items, (iv) an increase in cash provided due to lower payments for taxes, (v) an increase due to FX and (vi) an increase in cash provided due to higher cash received from dividends. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The change in net cash provided (used) by our investing activities is primarily attributable to a decrease in cash of (i) $11,219.9 million as a result of the net cash proceeds received from the sale of discontinued operations during the first nine months of 2019, (ii) $3,032.2 million associated with higher net cash paid for investments, primarily related to our investments held under SMAs, and (iii) $60.4 million due to higher capital expenditures. Capital expenditures increased from $900.1 million during the first nine months of 2019 to $960.5 million during the first nine months of 2020 due to the net effect of (a) an increase due to lower proceeds received for transfers to related parties, (b) a decrease in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (c) an increase due to FX.

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

	Nine months ended September 30,
	2020	2019
	in millions

Property and equipment additions	$1,900.1	$2,040.1
Assets acquired under capital-related vendor financing arrangements	(1,033.6)	(1,303.2)
Assets acquired under finance leases	(31.2)	(47.2)
Changes in current liabilities related to capital expenditures	125.2	210.4
Capital expenditures, net	$960.5	$900.1

Capital expenditures, net:
Third-party payments	$963.0	$976.0
Proceeds received for transfers to related parties (a)	(2.5)	(75.9)
Total capital expenditures, net	$960.5	$900.1
_______________

(a)	Primarily relates to transfers of centrally-procured property and equipment to the VodafoneZiggo JV and our discontinued operations, as applicable.

The decrease in our property and equipment additions during the nine months ended September 30, 2020, as compared to the corresponding period in 2019, is due to (i) a decrease in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in expenditures for the purchase and installation of customer premises equipment, (b) a decrease in expenditures for new build and upgrade projects, (c) an increase in expenditures to support new customer products and operational efficiency initiatives and (d) a decrease in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems and (ii) an increase due to FX.

Financing Activities. The change in net cash provided by our financing activities is primarily attributable to the net effect of (i) an increase in cash of $4,774.4 million due to higher net borrowings of debt, (ii) an increase in cash of $2,236.8 million due to lower repurchases of Liberty Global ordinary shares and (iii) a decrease in cash of $138.1 million due to higher payments for financing costs and debt premiums.

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

The following table provides the details of our adjusted free cash flow:

	Nine months ended September 30,
	2020	2019
	in millions

Net cash provided by operating activities of our continuing operations (a)	$2,692.3	$2,220.2
Cash payments for direct acquisition and disposition costs	15.9	23.5
Expenses financed by an intermediary (b)	2,005.6	1,639.2
Capital expenditures, net	(960.5)	(900.1)
Principal payments on amounts financed by vendors and intermediaries	(3,162.7)	(3,069.2)
Principal payments on certain finance leases	(48.9)	(57.0)
Adjusted free cash flow	$541.7	$(143.4)
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

Contractual Commitments

The following table sets forth the U.S. dollar equivalents of our commitments as of September 30, 2020. Due to the held-for-sale presentation of the U.K. JV Entities at September 30, 2020, the amounts presented below do not include the maturities of the debt and finance lease obligations, contractual commitments or the related cash interest payments of these entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

	Payments due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions

Debt (excluding interest)	$478.3	$1,471.3	$290.7	$172.7	$29.3	$13.4	$9,053.6	$11,509.3
Finance leases (excluding interest)	20.2	69.7	70.0	75.0	40.3	38.8	218.7	532.7
Operating leases	20.0	72.5	58.8	50.6	42.4	35.7	115.7	395.7
Network and connectivity commitments	45.5	99.8	70.3	44.9	38.5	37.0	714.7	1,050.7
Programming commitments	108.9	233.9	139.7	47.5	14.9	14.5	16.8	576.2
Purchase commitments	147.8	227.8	49.6	33.6	18.2	15.0	11.2	503.2
Other commitments	2.0	3.0	3.0	1.8	1.4	0.4	1.1	12.7
Total (a)	$822.7	$2,178.0	$682.1	$426.1	$185.0	$154.8	$10,131.8	$14,580.5
Projected cash interest payments on debt and finance lease obligations (b)	$38.5	$359.0	$387.3	$381.9	$372.3	$369.6	$1,051.4	$2,960.0
_______________

(a)
The commitments included in this table do not reflect any liabilities that are included in our September 30, 2020 condensed consolidated balance sheet other than debt and lease obligations. Our liability for uncertain tax positions in the various jurisdictions in which we operate ($367.7 million at September 30, 2020) has been excluded from the table as the amount and timing of any related payments are not subject to reasonable estimation.

(b)
Amounts are based on interest rates, interest payment dates, commitment fees and contractual maturities in effect as of September 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments required in future periods. In addition, the amounts presented do not include the impact of our interest rate derivative contracts, deferred financing costs, original issue premiums or discounts.

For information concerning our debt obligations, finance and operating lease liabilities and commitments, see notes 9, 10 and 16, respectively, to our condensed consolidated financial statements.

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the nine months ended September 30, 2020 and 2019, see note 6 to our condensed consolidated financial statements. For information regarding projected cash flows associated with these derivative instruments, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Projected Cash Flows Associated with Derivative Instruments below.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to September 30, 2020.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of September 30, 2020.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At September 30, 2020, $3,083.5 million or 81.6%, $334.3 million or 8.9% and $333.7 million or 8.8% of our consolidated cash balances were denominated in U.S. dollars, British pound sterling and euros, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	September 30, 2020	December 31, 2019
Spot rates:
Euro	0.8531	0.8906
British pound sterling	0.7745	0.7540
Swiss franc	0.9214	0.9664
Polish zloty	3.8617	3.7906

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Average rates:
Euro	0.8551	0.8996	0.8904	0.8900
British pound sterling	0.7737	0.8114	0.7871	0.7858
Swiss franc	0.9195	0.9858	0.9506	0.9951
Polish zloty	3.7977	3.8869	3.9381	3.8284

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

Weighted Average Variable Interest Rate. At September 30, 2020, the outstanding principal amount of our variable-rate indebtedness aggregated $6.4 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 2.4%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $32.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €398 million ($466 million);

(ii)
an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €177 million ($207 million); and

(iii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €106 million ($125 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at September 30, 2020:

(i)
an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €362 million ($424 million); and

(ii)
an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have increased (decreased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €98 million ($115 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of September 30, 2020. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. As a result of the held-for-sale presentation of the debt and finance lease obligations of the U.K. JV Entities on our September 30, 2020 condensed consolidated balance sheet, the amounts presented below do not include projected derivative cash flows related to the U.K. JV Entities. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4 to our condensed consolidated financial statements. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2020
		2021	2022	2023	2024	2025	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$(20.4)	$56.8	$29.0	$16.1	$(8.1)	$(17.9)	$(27.7)	$27.8
Principal-related (b)	—	(11.8)	—	67.0	(35.8)	41.4	102.2	163.0
Other (c)	—	(474.2)	(200.9)	(0.2)	—	—	—	(675.3)
Total	$(20.4)	$(429.2)	$(171.9)	$82.9	$(43.9)	$23.5	$74.5	$(484.5)
_______________

(a)	Includes (i) the cash flows of our interest rate cap, floor and swap contracts and (ii) the interest-related cash flows of our cross-currency and interest rate swap contracts.

(b)	Includes the principal-related cash flows of our cross-currency swap contracts.

(c)
Includes amounts related to our equity-related derivative instruments and foreign currency forward contracts. We may elect to use cash or the collective value of the related shares and equity-related derivative instrument to settle the ITV Collar Loan.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of September 30, 2020. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of September 30, 2020 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2020 through July 31, 2020:
Class C	3,331,223	$22.65	3,331,223	(b)
August 1, 2020 through August 31, 2020:
Class C	3,727,400	$22.10	3,727,400	(b)
September 1, 2020 through September 30, 2020:
Class A	1,300,000	$22.43	1,300,000	(b)
Class C	4,282,700	$21.47	4,282,700	(b)
Total — July 1, 2020 through September 30, 2020:
Class A	1,300,000	$22.43	1,300,000	(b)
Class C	11,341,323	$22.02	11,341,323	(b)

_______________

(a)	Average price paid per share includes direct acquisition costs.

(b)	At September 30, 2020, the remaining amount authorized for share repurchases was $92.6 million. In November 2020, our board of directors authorized an additional $1.0 billion for share repurchases.

Item 6.	EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Transaction Agreement dated as of August 12, 2020 between Liberty Global plc and Sunrise Communications Group AG.*

4 — Instruments Defining the Rights of Securities Holders, including Indentures

4.1
Additional Facility AV Accession Agreement dated August 20, 2020 and entered into between, among others, UPC Financing Partnership as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2020 (the August 2020 8-K)).

4.2
Additional Facility AW Accession Agreement dated August 20, 2020 and entered into between, among others, UPC Broadband Holding B.V. as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the August 2020 8-K).

4.3
Additional Facility Q Accession Deed dated September 11, 2020 and entered into between Virgin Media Investment Holdings Limited as the Company, Virgin Media Bristol LLC as Borrower, The Bank of Nova Scotia as the Facility Agent and the Additional Facility Q Lenders (as defined therein) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 16, 2020 (the September 16, 2020 8-K)).

4.4
Additional Facility R Accession Deed dated September 11, 2020 and entered into between Virgin Media Investment Holdings Limited as the Company, VMED O2 UK Holdco 4 Limited as Borrower, The Bank of Nova Scotia as the Facility Agent and the Additional Facility R Lenders (as defined therein) (incorporated by reference to Exhibit 4.2 to the September 16, 2020 8-K).

4.5
Additional Facility S Accession Deed dated September 24, 2020 and entered into between Virgin Media Investment Holdings Limited as the Company, VMED O2 UK Holdco 4 Limited as Borrower, The Bank of Nova Scotia as the Facility Agent and VMED O2 UK Financing I plc as the Additional Facility S Lender (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 30, 2020 (the September 30, 2020 8-K)).

4.6
Additional Facility T Accession Deed dated September 24, 2020 and entered into between Virgin Media Investment Holdings Limited as the Company, VMED O2 UK Holdco 4 Limited as Borrower, The Bank of Nova Scotia as the Facility Agent and VMED O2 UK Financing I plc as the Additional Facility T Lender (incorporated by reference to Exhibit 4.2 to the September 30, 2020 8-K).

4.7
Additional Facility U Accession Deed dated September 24, 2020 and entered into between Virgin Media Investment Holdings Limited as the Company, VMED O2 UK Holdco 4 Limited as Borrower, The Bank of Nova Scotia as the Facility Agent and VMED O2 UK Financing I plc as the Additional Facility U Lender (incorporated by reference to Exhibit 4.3 to the September 30, 2020 8-K).

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

LIBERTY GLOBAL PLC

Dated:	November 4, 2020	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	November 4, 2020	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer