Form 10-K/A
period 2020-12-31
Liberty Global plc
filed 2021-03-30
CIK 1570585

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

EXPLANATORY NOTE

On February 16, 2021, Liberty Global plc (the Registrant) filed with the Securities and Exchange Commission its Annual Report on Form 10-K (the Form 10-K) for the year ended December 31, 2020.

The Registrant is filing this Amendment No. 1 on Form 10-K/A (the Form 10-K/A) to include under Item 15 the consolidated financial statements of its equity investee VodafoneZiggo Group Holding B.V., as required by Rule 3-09 of Regulation S-X. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Form 10-K.

Except as described above, this Form 10-K/A does not update or modify in any way the disclosures provided in the Registrant's Form 10-K, and does not purport to reflect any information or events subsequent to the February 16, 2021 filing thereof.

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
32 -- Section 1350 Certification ***

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
_______________

*    Filed with the Registrant’s Form 10-K dated February 16, 2021
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

LIBERTY GLOBAL PLC

Dated:	March 30, 2021	/s/ BRYAN H. HALL
Bryan H. Hall Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN C. MALONE	Chairman of the Board	March 30, 2021
John C. Malone

/s/ MICHAEL T. FRIES	President, Chief Executive Officer and Director	March 30, 2021
Michael T. Fries

	Director	March 30, 2021
Andrew J. Cole

/s/ MIRANDA CURTIS	Director	March 30, 2021
Miranda Curtis

/s/ JOHN W. DICK	Director	March 30, 2021
John W. Dick

/s/ PAUL A. GOULD	Director	March 30, 2021
Paul A. Gould

/s/ RICHARD R. GREEN	Director	March 30, 2021
Richard R. Green

/s/ DAVID E. RAPLEY	Director	March 30, 2021
David E. Rapley

/s/ LARRY E. ROMRELL	Director	March 30, 2021
Larry E. Romrell

/s/ J. DAVID WARGO	Director	March 30, 2021
J. David Wargo

/s/ CHARLES H.R. BRACKEN	Executive Vice President and Chief Financial Officer	March 30, 2021
Charles H.R. Bracken

/s/ JASON WALDRON	Senior Vice President and Chief Accounting Officer	March 30, 2021
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

Independent Auditors’ Report
The Board of Directors
VodafoneZiggo Group Holding B.V.:

Report on the Financial Statements

We have audited the accompanying consolidated statements of operations, owners’ equity and cash flows of VodafoneZiggo Group Holding B.V. (a B.V. registered in The Netherlands) and its subsidiaries for the year ended December 31, 2018 and the related notes to the consolidated financial statements (collectively the ‘consolidated financial statements’).

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of VodafoneZiggo Group Holding B.V. and its subsidiaries and their cash flows for the year ended December 31, 2018, in accordance with U.S. generally accepted accounting principles.

/s/ KPMG Accountants N.V.

Amstelveen, the Netherlands

March 27, 2019

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,
	2020	2019
	in millions
ASSETS
Current assets:
Cash and cash equivalents	€300.9	€204.3
Trade receivables, net	167.2	192.4
Related-party receivables (note 11)	33.6	29.3
Prepaid expenses	41.2	15.6
Derivative instruments (note 5)	51.1	78.1
Contract assets (note 4)	154.0	166.1
Other current assets, net (note 4)	124.9	132.1
Total current assets	872.9	817.9
Property and equipment, net (notes 7 and 9)	4,877.3	5,090.5
Goodwill (note 7)	7,375.5	7,375.5
Intangible assets subject to amortization, net (note 7)	5,586.4	5,946.9
Long-term contract assets (note 4)	60.0	54.7
Other assets, net (notes 4, 5 and 9)	556.2	686.5
Total assets	€19,328.3	€19,972.0

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	December 31,
	2020	2019
	in millions
LIABILITIES AND OWNERS’ EQUITY
Current liabilities:
Accounts payable (note 11)	€312.5	€328.1
Accrued and other current liabilities (notes 9 and 11)	389.8	398.5
Deferred revenue and advance payments from subscribers and others (note 4)	208.0	208.1
VAT payable	140.9	131.2
Derivative instruments (note 5)	82.6	73.4
Accrued interest (note 8)	136.8	138.5
Current portion of third-party debt and finance lease obligations (notes 8 and 9)	1,156.8	1,154.1
Total current liabilities	2,427.4	2,431.9
Long-term debt and finance lease obligations (notes 8 and 9):
Third-party	9,508.5	9,929.5
Related-party (note 11)	1,607.9	1,400.0
Deferred tax liabilities (note 10)	1,173.9	1,032.3
Other long-term liabilities (notes 4, 5 and 12)	1,165.3	921.5
Total liabilities	15,883.0	15,715.2

Commitments and contingencies (notes 5, 11 and 12)

Total owners’ equity	3,445.3	4,256.8
Total liabilities and owners’ equity	€19,328.3	€19,972.0

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2020*	2019*	2018
	in millions
Revenue (notes 3, 11 and 14)	€4,000.2	€3,922.9	€3,879.0
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services (note 11)	832.9	854.6	858.4
Other operating (note 11)	471.3	470.5	478.7
Selling, general and administrative (SG&A) (3 and 11)	594.6	601.1	615.9
Charges for JV Services (note 11)	224.8	222.6	227.7
Depreciation and amortization	1,639.7	1,627.5	1,552.0
Impairment, restructuring and other operating items, net (note 12)	(11.7)	40.2	35.7
	3,751.6	3,816.5	3,768.4
Operating income	248.6	106.4	110.6
Non-operating income (expense):
Interest expense:
Third-party	(440.5)	(488.3)	(473.1)
Related-party (note 11)	(84.0)	(89.9)	(101.0)
Realized and unrealized gains (losses) on derivative instruments, net (note 5)	(387.8)	70.1	295.8
Foreign currency transaction gains (losses), net	453.8	(90.0)	(232.5)
Gains (losses) on debt modification and extinguishment, net (note 8)	(41.9)	32.2	—
Other income, net	0.2	1.8	4.3
	(500.2)	(564.1)	(506.5)
Loss before income taxes	(251.6)	(457.7)	(395.9)
Deferred tax benefit (expense) (note 10)	(141.5)	38.0	318.4
Net loss	€(393.1)	€(419.7)	€(77.5)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENT OF OWNERS’ EQUITY

Total owners’ equity
in millions
Balance at January 1, 2018	€5,443.6
Net loss	(77.5)
Distributions to Shareholders (note 11)	(400.0)
Share-based compensation (note 11)	2.8
Other	1.2
Balance at December 31, 2018	4,970.1
Impact of ASU No. 2016-02*	0.2
Balance at January 1, 2019*	4,970.3
Net loss*	(419.7)
Distributions to Shareholders (note 11)*	(295.0)
Share-based compensation (note 11)*	1.4
Other*	(0.2)
Balance at December 31, 2019*	4,256.8
Impact of ASU No. 2016-13 (note 2)*	(0.8)
Balance at January 1, 2020*	4,256.0
Net loss*	(393.1)
Distributions to Shareholders (note 11)*	(417.0)
Share-based compensation (note 11)*	0.3
Other*	(0.9)
Balance at December 31, 2020*	€3,445.3

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020*	2019*	2018
	in millions
Cash flows from operating activities:
Net loss	€(393.1)	€(419.7)	€(77.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	0.3	1.4	2.8
Depreciation and amortization	1,639.7	1,627.5	1,552.0
Impairment, restructuring and other operating items, net	(11.7)	40.2	35.7
Amortization of debt premiums, deferred financing costs and other non-cash interest	8.9	(4.3)	(11.5)
Realized and unrealized losses (gains) on derivative instruments, net	387.8	(70.1)	(295.8)
Foreign currency transaction losses (gains), net	(453.8)	90.0	232.5
Losses (gains) on debt modification and extinguishment of debt, net	41.9	(32.2)	—
Deferred income tax expense (benefit)	141.5	(38.0)	(318.4)
Changes in operating assets and liabilities	14.2	116.4	23.4
Net cash provided by operating activities	1,375.7	1,311.2	1,143.2

Cash flows from investing activities:
Capital expenditures	(288.5)	(320.9)	(213.5)
Cash paid for spectrum licenses	(207.9)	—	—
Other investing activities, net	2.8	3.5	11.5
Net cash used by investing activities	€(493.6)	€(317.4)	€(202.0)

* Unaudited

The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2020*	2019*	2018
	in millions
Cash flows from financing activities:
Repayment of third-party debt and finance lease obligations	€(3,952.6)	€(2,105.6)	€(962.9)
Borrowings of third-party debt	3,436.7	1,642.3	587.1
Distributions to Shareholders	(417.0)	(295.0)	(400.0)
Related-party borrowings (repayments), net	207.9	(200.2)	(200.8)
Payment of financing costs and debt premiums	(64.0)	(68.3)	—
Other financing activities, net	(0.5)	(2.4)	(0.3)
Net cash used by financing activities	(789.5)	(1,029.2)	(976.9)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2.4	0.9	0.4

Net increase (decrease) in cash and cash equivalents and restricted cash	95.0	(34.5)	(35.3)

Cash and cash equivalents and restricted cash:
Beginning of year	207.1	241.6	276.9
End of year	€302.1	€207.1	€241.6

Cash paid for third-party interest	€426.2	€509.7	€484.3
Cash paid for related-party interest	€84.0	€89.9	€101.0

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	€300.9	€204.3	€239.4
Restricted cash (included in other current assets)	1.2	2.8	2.2
Total cash and cash equivalents and restricted cash	€302.1	€207.1	€241.6

* Unaudited
The accompanying notes are an integral part of these consolidated financial statements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(1)    Basis of Presentation
VodafoneZiggo Group Holding B.V. (VodafoneZiggo) provides video, broadband internet, fixed-line telephony, and mobile services to residential and business-to-business (B2B) customers in the Netherlands. In these notes, the terms “we,” “our,” “our company”, and “us” may refer, as the context requires, to VodafoneZiggo or collectively to VodafoneZiggo and its subsidiaries.

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

Each Shareholder has the right to initiate an initial public offering (IPO) of the VodafoneZiggo JV with the opportunity for the other Shareholder to sell shares in the IPO on a pro rata basis. Subject to certain exceptions, the Shareholders Agreement prohibited transfers of interests in the VodafoneZiggo JV to third parties until December 31, 2020. As of January 1, 2021, each Shareholder has the right to initiate a sale of all of its interest in the VodafoneZiggo JV to a third party and, under certain circumstances, initiate a sale of the entire VodafoneZiggo JV, subject, in each case, to a right of first offer in favor of the other Shareholder.

Our functional currency is the euro (€). Unless otherwise indicated, convenience translations into euros are calculated as of December 31, 2020.
These consolidated financial statements reflect our consideration of the accounting and disclosure implications of subsequent events through March 30, 2021, the date of issuance.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Statements (ASU 2016-13), which changes the recognition model for credit losses related to assets held at amortized cost. ASU 2016-13 eliminates the threshold that a loss must be considered probable to recognize a credit loss and instead requires an entity to reflect its current estimate of lifetime expected credit losses. We adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis by recording a cumulative effect adjustment of €0.8 million to our owners’ equity related to the net increase to our allowances for certain trade receivables and contract assets.
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

(3)    Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates and assumptions are used in accounting for, among other things, the valuation of allowances for uncollectible accounts, certain components of revenue, programming and copyright expenses, deferred income taxes and related valuation allowances, loss contingencies, fair value measurements, impairment assessments, capitalization of internal costs associated with construction and installation activities and useful lives of long-lived assets. Actual results could differ from those estimates.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Our significant non-cash investing and financing activities are disclosed in notes 5, 7, 8 and 9 to our consolidated financial statements.

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

Trade Receivables

Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated €31.5 million and €29.1 million at December 31, 2020 and 2019, respectively. The allowance for doubtful accounts is based upon our current estimate of lifetime expected credit losses related to uncollectible accounts receivable. We use a number of factors in determining the allowance, including, among other things, collection trends, prevailing and anticipated economic conditions, and specific customer credit risk. The allowance is maintained until either payment is received or the likelihood of collection is considered to be remote.

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers. We also manage this risk by disconnecting services to customers whose accounts are delinquent.

Financial Instruments

Due to the short maturities of cash and cash equivalents, restricted cash, trade and other receivables, related-party receivables, other current assets, accounts payable, accrued liabilities and other accrued and current liabilities, their respective carrying values approximate their respective fair values. For information concerning the fair values of certain of our derivatives and debt, see notes 5 and 8, respectively. For information regarding how we arrive at certain of our fair value measurements, see note 6.

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
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

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

Depreciation is computed using the straight-line method over the estimated useful life of the underlying asset. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Useful lives used to depreciate our property and equipment are assessed periodically and are adjusted when warranted. The useful lives of cable and mobile distribution systems that are undergoing a rebuild are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. For additional information regarding the useful lives of our property and equipment, see note 7.

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

As of December 31, 2020 and 2019, the recorded value of our asset retirement obligations was €38.8 million and €19.4 million, respectively.

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
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

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

Leases

For leases with a term greater than 12 months, we recognize on the lease commencement date (i) right-of-use (ROU) assets representing our right to use an underlying asset and (ii) lease liabilities representing our obligation to make lease payments over the lease term. Lease and non-lease components in a contract are generally accounted for separately.

We initially measure lease liabilities at the present value of the remaining lease payments over the lease term. Options to extend or terminate the lease are included only when it is reasonably certain that we will exercise that option. As our leases do not provide enough information to determine an implicit interest rate, we use a portfolio level incremental borrowing rate in our present value calculation. We initially measure ROU assets at the value of the lease liability, plus any initial direct costs and prepaid lease payments, less any lease incentives received.

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Upon closing of the JV Transaction, we formed a new fiscal unity (the VodafoneZiggo Fiscal Unity). The VodafoneZiggo Fiscal Unity is one taxpayer for the period of time subsequent to the closing of the JV Transaction. For additional information regarding our income taxes, see note 10

Multiemployer Benefit Plans

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
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

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

For a summary of our revenue disaggregated by major category, see note 13.

Litigation Costs

Legal fees and related litigation costs are expensed as incurred.

(4)    Revenue Recognition and Related Costs

Contract Balances

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period or the delivery of a handset that is paid for over the duration of the contract period. Our contract assets were €214.0 million and €220.8 million as of December 31, 2020 and 2019, respectively, and are reported net of an allowance for doubtful accounts. Such allowance aggregated €5.5 million and nil at December 31, 2020 and 2019, respectively.

We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were €199.0 million and €188.2 million as of December 31, 2020 and 2019, respectively. The current and long-term portions of our deferred revenue balances are included within deferred revenue and advance payment from subscribers and others and other long-term liabilities, respectively, in our consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were €84.4 million and €90.2 million at December 31, 2020 and 2019, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets, net and other assets, net, respectively, on our consolidated balance sheets. During 2020, 2019 and 2018, we amortized €99.5 million, €94.6 million and €92.2 million, respectively, to programming and other direct costs of service expenses and other operating expenses.

Unsatisfied Performance Obligations

A large portion of our revenue is derived from customers who are not subject to contracts. Revenue from customers who are subject to contracts will be recognized over the term of such contracts, which is generally 12 or 24 months for our residential and mobile service contracts and one to five years for our B2B service contracts.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(5)    Derivative Instruments

In general, we seek to enter into derivative instruments to protect against (i) increases in the interest rates on our variable-rate debt and (ii) foreign currency movements with respect to borrowings that are denominated in a currency other than our functional currency. In this regard, we have entered into various derivative instruments to manage interest rate exposure and foreign currency exposure with respect to the United States dollar ($).

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	December 31, 2020			December 31, 2019
	Current	Long-term (a)	Total	Current	Long-term (a)	Total
	in millions
Assets:
Cross-currency and interest rate derivative contracts (b)	€51.1	€95.0	€146.1	€77.8	€167.3	€245.1
Foreign currency forward contracts	—	—	—	0.3	—	0.3
Total	€51.1	€95.0	€146.1	€78.1	€167.3	€245.4
Liabilities:
Cross-currency and interest rate derivative contracts (b)	€81.8	€726.9	€808.7	€73.4	€441.5	€514.9
Foreign currency forward contracts	0.8	—	0.8	—	—	—
Total	€82.6	€726.9	€809.5	€73.4	€441.5	€514.9
________________

(a)    Our long-term derivative assets and liabilities are included in other assets, net, and other long-term liabilities, respectively, in our consolidated balance sheets.

(b)    We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions. The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains (loss) of €67.5 million, (€55.2 million) and €0.5 million during 2020, 2019 and 2018, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our consolidated statements of operations. For further information regarding our fair value measurements, see note 6.

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Year ended December 31,
	2020	2019	2018
	in millions

Cross-currency and interest rate derivative contracts	€(386.9)	€69.8	€292.4
Foreign currency forward contracts	(0.9)	0.3	3.4
Total	€(387.8)	€70.1	€295.8

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

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

	Year ended December 31,
	2020	2019	2018
	in millions

Operating activities	€5.9	€21.3	€1.9
Financing activities	0.2	(0.9)	0.9
Total	€6.1	€20.4	€2.8

Counterparty Credit Risk

We are exposed to the risk that the counterparties to our derivative instruments will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of and concentration of risk with the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At December 31, 2020, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of €0.1 million.

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

Details of our Derivative Instruments

In the following tables, we present the details of the various categories of our derivative instruments, which are held by our wholly-owned subsidiary, Amsterdamse Beheer-en Consultingmaatschappij BV (ABC B.V.). The notional amounts of multiple derivative instruments that mature within the same calendar month are shown in the aggregate and interest rates are presented on a weighted average basis. In addition, for derivative instruments that were in effect as of December 31, 2020, we present a

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

single date that represents the applicable final maturity date. For derivative instruments that become effective subsequent to December 31, 2020, we present a range of dates that represents the period covered by the applicable derivative instruments.

Cross-currency and Interest Rate Derivative Contracts

Cross-currency Swaps

As noted above, we are exposed to foreign currency exchange rate risk in situations where our debt is denominated in a currency other than our functional currency. Although we generally seek to match the denomination of our borrowings with our functional currency, market conditions or other factors may cause us to enter into borrowing arrangements that are not denominated in our functional currency (unmatched debt). Our policy is generally to provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At December 31, 2020, substantially all of our debt was either directly or synthetically matched to our functional currency. The weighted average remaining contractual life of our cross-currency swap contracts at December 31, 2020 was 5.5 years.

The terms of our outstanding cross-currency swap contracts at December 31, 2020, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount due from counterparty	Notional amount due to counterparty	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2025 (a)	$4,425.0	€3,928.6	3.08%	2.29%
April 2028	2,050.0	1,581.0	6 mo. LIBOR + 2.50%	3.82%
January 2028	500.0	450.0	4.88%	6 mo. EURIBOR + 3.04%
February 2028	500.0	429.9	5.13%	3.64%
April 2028 (b)	475.0	431.4	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.58%
April 2025	325.0	302.8	6 mo. LIBOR + 2.50%	6 mo. EURIBOR + 2.42%
January 2028	291.0	235.4	4.88%	4.08%
	$8,566.0	€7,359.1
________________

(a)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are interest-related payments and receipts. At December 31, 2020, the total euro equivalent of the notional amounts of these derivative instruments was €1,635.9 million.

(b)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to December 31, 2020. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

Interest Rate Swaps

As noted above, we enter into interest rate swaps to protect against increases in the interest rates on our variable-rate debt. Pursuant to these derivative instruments, we typically pay fixed interest rates and receive variable interest rates on specified notional amounts. At December 31, 2020, the related weighted average remaining contractual life of our interest rate swap contracts was 7.8 years.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

The terms of our outstanding interest rate swap contracts at December 31, 2020, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

January 2029 (a)	€2,250.0	6 mo. EURIBOR	1.20%
January 2028	450.0	6 mo. EURIBOR	0.03%
April 2028	431.4	6 mo. EURIBOR	1.59%
April 2025	11.0	6 mo. LIBOR	2.71%
	€3,142.4

(a) Includes amounts subject to a 0.0% floor.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency, and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. At December 31, 2020, the euro equivalent of the notional amount due from the counterparty was €2,065.4 million and the related weighted average remaining contractual life of our interest basis swap contracts was 0.7 years.

The terms of our outstanding basis swap contracts at December 31, 2020, which are held by ABC B.V., are as follows:

Final maturity date	Notional amount	Interest rate due from counterparty	Interest rate due to counterparty
	in millions

October 2021 (a)	$2,000.0	1 mo. LIBOR + 2.50%	6 mo. LIBOR + 2.43%
April 2021	525.0	1 mo. LIBOR + 2.50%	6 mo. LIBOR + 2.33%
	$2,525.0

(a) Includes amounts subject to a 0.0% floor.

Interest Rate Options

From time to time, we enter into interest rate cap, floor and collar agreements that lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At December 31, 2020, we had no interest rate collar agreements, and the notional amounts of our interest rate caps and floors were €205.0 million and €4,250.0 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, was an increase of 34 basis points to our borrowing costs as of December 31, 2020.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Foreign Currency Forwards

We enter into foreign currency forward contracts with respect to non-functional currency exposure. At December 31, 2020, the euro equivalent of the notional amount of our foreign currency forward contracts was €8.1 million.

(6)    Fair Value Measurements
We use the fair value method to account for our derivative instruments. The reported fair values of these derivative instruments as of December 31, 2020, likely will not represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

GAAP provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. We record transfers of assets or liabilities into or out of Levels 1, 2 or 3 at the beginning of the quarter during which the transfer occurred. During 2020, no such transfers were made.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with impairment assessments and acquisition accounting. During 2020 and 2019, we did not perform significant nonrecurring fair value measurements.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

	December 31,	December 31,
	2020 (a)	2019 (a)
	in millions
Assets:
Cross-currency and interest rate derivative contracts	€146.1	€245.1
Foreign currency forward contracts	—	0.3
Total	€146.1	€245.4
Liabilities:
Cross-currency and interest rate derivative contracts	€808.7	€514.9
Foreign currency forward contracts	0.8	—
Total	€809.5	€514.9
_______________

(a)At December 31, 2020 and 2019, we used significant other observable inputs (Level 2) to measure all of our fair value assets and liabilities.

(7)    Long-lived Assets
Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	Estimated useful life at December 31, 2020	December 31,
		2020	2019

Distribution systems	4 to 30 years	€5,836.6	€5,509.3
Support equipment, buildings and land	3 to 25 years	1,342.9	1,177.7
Customer premises equipment	3 to 5 years	966.7	920.2
		8,146.2	7,607.2
Accumulated depreciation		(3,268.9)	(2,516.7)
Total property and equipment, net		€4,877.3	€5,090.5

Depreciation expense related to our property and equipment was €1,026.7 million, €1,020.4 million and €934.6 million during 2020, 2019 and 2018, respectively.

During 2020, 2019 and 2018, we recorded non-cash increases to our property and equipment related to vendor financing arrangements of €494.8 million, €546.5 million and €572.7 million, respectively, which exclude related VAT of €38.5 million, €50.0 million and €45.3 million, respectively, that was also financed by our vendors under these arrangements.

All of the support equipment, buildings and land is pledged as security under our various debt instruments. For additional information, see note 8.

During 2020, 2019 and 2018, we recorded impairment charges of €11.9 million, €2.1 million and €1.9 million, respectively. These amounts were primarily related to property and equipment.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Goodwill

Our goodwill represents the equity of the VodafoneZiggo JV contributed businesses in excess of the fair value of our net identifiable assets and liabilities. There was no change in the carrying amount of our goodwill during 2020 and 2019.

If, among other factors, the adverse impact of economic competitive, regulatory or other factors were to cause our operations or cash flows to be worse than anticipated, we could conclude in future periods that impairment charges are required in order to reduce the carrying values of our goodwill, and, to a lesser extent, other long-lived assets. Any such impairment charges could be significant.

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	December 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions
Customer relationships (a)	€6,420.0	€(2,039.6)	€4,380.4	€6,440.0	€(1,549.7)	€4,890.3
Licenses (b)	1,331.2	(352.0)	979.2	1,078.9	(259.8)	819.1
Trade name (c)	270.0	(43.2)	226.8	270.0	(32.5)	237.5
Total	€8,021.2	€(2,434.8)	€5,586.4	€7,788.9	€(1,842.0)	€5,946.9
________________

(a)    As of December 31, 2020, our customer relationships have a weighted average useful life of approximately 15 years.

(b)    Represents primarily mobile spectrum licenses associated with the mobile operations of Vodafone NL. As of December 31, 2020, our licenses have a weighted average useful life of approximately 17 years.

(c)    Represents the Ziggo trade name. As of December 31, 2020, our trade name has a useful life of 25 years.

Amortization expense related to intangible assets with finite useful lives was €613.0 million, €607.1 million and €617.4 million during 2020, 2019 and 2018, respectively. Based on our amortizable intangible asset balances at December 31, 2020, we expect that amortization expense will be as follows for the next five years and thereafter (in millions):

2021	€614.6
2022	614.0
2023	614.0
2024	605.4
2025	605.4
Thereafter	2,532.9
Total	€5,586.3

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(8)    Debt
The euro equivalents of the components of our third-party debt are as follows:

	December 31, 2020		Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)	December 31, 2020	December 31, 2019
		in millions
Senior and Senior Secured Notes	4.65%	€—	€5,062.0	€5,289.2
Credit Facilities (b) (c)	2.83%	800.0	4,466.8	4,651.3
Vendor financing (d)	1.80%	—	999.4	995.0
Other Debt	0.29%	—	173.4	186.0
Total principal amount of third-party debt before premiums, discounts and deferred financing costs (e)	3.55%	€800.0	€10,701.6	€11,121.5
_______________

(a)Represents the weighted average interest rate in effect at December 31, 2020 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate third-party variable- and fixed-rate indebtedness was 4.1% at December 31, 2020 and 2019. For information regarding our derivative instruments, see note 5.

(b)The Credit Facilities include a revolving facility with a maximum borrowing capacity of €800.0 million, which was undrawn at December 31, 2020. Unused borrowing capacity represents the maximum availability under the Credit Facilities at December 31, 2020 without regard to covenant compliance calculations or other conditions precedent to borrowing. At December 31, 2020, based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, the full €800.0 million of unused borrowing capacity was available to be borrowed and there were no additional restrictions on our ability to make loans or distributions from this availability. Upon completion of the relevant December 31, 2020 compliance reporting requirements and based on the most restrictive applicable leverage covenants and leverage-based restricted payment tests, we expect that the full amount of unused borrowing capacity will continue to be available to be borrowed and that there will be no additional restrictions with respect to loans or distributions from this availability. Our above expectations do not consider any actual or potential changes in our borrowing levels or any amounts loaned or distributed subsequent to December 31, 2020, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets under the Credit Facilities.

(c)Principal amounts include €151.4 million and €152.7 million at December 31, 2020 and 2019, respectively, of borrowings pursuant to an excess cash facility under the Credit Facilities. These borrowings are owed to a non-consolidated special purpose financing entity that has issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund this excess cash facility.

(d)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable on our consolidated balance sheet. These obligations are generally due within one year and include VAT that was also financed under these arrangements. Repayments of vendor financing obligations are included in repayments of third-party debt and finance lease obligations in our consolidated statements of cash flows.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(e)At December 31, 2020 and 2019, our debt had an estimated fair value of €10.9 billion and €11.4 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 6.

The following table provides a reconciliation of total third-party debt before premiums, discounts, and deferred financing costs to total debt and finance lease obligations:

	December 31,
	2020	2019
	in millions
Total principal amount of third-party debt before premiums, discounts and deferred financing costs	€10,701.6	€11,121.5
Premiums, discounts and deferred financing costs, net	(58.5)	(57.7)
Total carrying amount of third-party debt	10,643.1	11,063.8
Third-party finance lease obligations	22.2	19.8
Total third-party debt and finance lease obligations	10,665.3	11,083.6
Related-party debt and finance lease obligations (note 11)	1,607.9	1,400.0
Total debt and finance lease obligations	12,273.2	12,483.6
Current maturities of debt and finance lease obligations	(1,156.8)	(1,154.1)
Long-term debt and finance lease obligations	€11,116.4	€11,329.5

Credit Facilities. We have entered into a senior secured credit facility agreement with certain financial institutions and a senior credit facility agreement with a non-consolidated special purpose financing entity (as described under the Credit Facilities below) (the credit facilities). Our credit facilities contain certain covenants, the more notable of which are as follows:

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

•Our credit facilities require that certain of our subsidiaries (i) guarantee the payment of all sums payable under the relevant credit facility and (ii) in respect of our senior secured credit facilities, grant first-ranking security over substantially all of their assets to secure the payment of all sums payable thereunder;

•In addition to certain mandatory prepayment events, the instructing group of lenders under our senior secured credit facilities, under certain circumstances, may cancel the commitments thereunder and declare the loans thereunder due and payable at par after the notice period following the occurrence of a change of control (as specified in our senior secured credit facilities);

•In addition to certain mandatory prepayment events, the individual lender under our senior credit facilities, under certain circumstances, may cancel its commitments thereunder and declare the loans thereunder due and payable at a price of 101% after the notice period following the occurrence of a change of control (as specified in the senior credit facilities);

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

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

•Our credit facilities require that we observe certain affirmative and negative undertakings and covenants, which are subject to certain materiality qualifications and other customary and agreed exceptions;

•In addition to customary default provisions, our senior secured credit facilities include cross-default provisions with respect to our other indebtedness, subject to agreed minimum thresholds and other customary and agreed exceptions; and

•Our senior credit facilities provide that any failure to pay principal at its stated maturity (after the expiration of any applicable grace period) of, or any acceleration with respect to, other indebtedness of the borrower or certain of our subsidiaries over agreed minimum thresholds (as specified under the senior credit facilities), is an event of default under the senior credit facilities.

Senior and Senior Secured Notes. Ziggo Bond Company B.V. (Ziggo Bondco) and Ziggo B.V. have issued certain senior and senior secured notes, respectively. Ziggo B.V. is a wholly-owned subsidiary of Ziggo Bondco. In general, our senior and senior secured notes are senior obligations of the issuer of such notes that rank equally with all of the existing and future senior debt of such issuer and are senior to all existing and future subordinated debt of such issuer. Our senior secured notes (i) contain certain guarantees from other subsidiaries of VodafoneZiggo Group B.V. (as specified in the applicable indenture), and (ii) are secured by certain pledges or liens over certain assets and/or shares of certain subsidiaries of VodafoneZiggo Group B.V. In addition, the indentures governing our senior and senior secured notes contain certain covenants, the more notable of which are as follows:

•Subject to certain materiality qualifications and other customary and agreed exceptions, our notes contain (i) certain customary incurrence-based covenants and (ii) certain restrictions that, among other things, restrict the ability of certain of our subsidiaries to (a) incur or guarantee certain financial indebtedness, (b) make certain disposals and acquisitions, (c) create certain security interests over their assets, and (d) make certain restricted payments to their direct and/or indirect parent companies through dividends, loans or other distributions;

•Our notes provide that any failure to pay principal at its stated maturity (after the expiration of any applicable grace period) of, or any acceleration with respect to, other indebtedness of the issuer or certain of our subsidiaries over agreed minimum thresholds (as specified under the applicable indenture), is an event of default under the respective notes;

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

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Credit Facilities

The Credit Facilities are the senior and senior secured credit facilities of certain subsidiaries of VodafoneZiggo Group B.V. The details of our borrowings under the Credit Facilities as of December 31, 2020 are summarized in the following table:

Credit Facility	Maturity	Interest rate	Facility amount (in borrowing currency) (a)	Outstanding principal amount	Unused borrowing capacity	Carrying value (b)
			in millions
Senior Secured Facilities:
Facility H (c)	January 31, 2029	EURIBOR + 3.00%	€2,250.0	€2,250.0	€—	€2,238.6
Facility I (d)	April 30, 2028	LIBOR + 2.50%	$2,525.0	2,065.4	—	2,059.5
Revolving Facility (e)	January 31, 2026	(e)	€800.0	—	800.0	—
Total Senior Secured Facilities				4,315.4	800.0	4,298.1
Senior Facilities:
Financing Facility (f)	January 15, 2029	2.875%	€151.4	151.4	—	151.4
Total				€4,466.8	€800.0	€4,449.5
_______________

(a)Amounts represent total third-party facility amounts as of December 31, 2020.

(b)Amounts are net of unamortized premiums, discounts, and deferred financing costs, as applicable.

(c)Facility H has a EURIBOR floor of 0.0%.

(d)Facility I has a LIBOR floor of 0.0%.

(e)The Revolving Facility bears interest at EURIBOR plus 2.75% (subject to a margin ratchet) and has a fee on unused commitments of 40% of such margin per year.
(f)Amounts represent borrowings that are owed to a non-consolidated special purpose financing entity that has issued notes to finance the purchase of receivables due from our company to certain other third parties for amounts that we and our subsidiaries have vendor financed. To the extent that the proceeds from these notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds are used to fund this excess cash facility.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Senior and Senior Secured Notes

The details of the outstanding Senior and Senior Secured Notes as of December 31, 2020 are summarized in the following table:

			Outstanding principal amount
Senior and Senior Secured Notes	Maturity	Interest rate	Borrowing currency	Euro equivalent	Carrying value (a)
			in millions
2027 Dollar Senior Secured Notes	January 15, 2027	5.500%	$1,800.0	€1,472.3	€1,448.4
2027 Euro Senior Secured Notes	January 15, 2027	4.250%	€620.0	620.0	620.4
2027 Senior Notes	January 15, 2027	6.000%	$625.0	511.2	501.1
2030 Dollar Senior Secured Notes	January 15, 2030	4.875%	$791.0	647.0	649.6
2030 Euro Senior Secured Notes	January 15, 2030	2.875%	€502.5	502.5	501.3
2030 Euro Senior Notes	February 28, 2030	3.375%	€900.0	900.0	895.0
2030 Dollar Senior Notes	February 28, 2030	5.125%	$500.0	409.0	405.5
Total				€5,062.0	€5,021.3
_______________

(a)Amounts are net of unamortized premiums, discounts, and deferred financing costs, as applicable.

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

Senior and Senior Secured Notes	Call Date

2027 Dollar Senior Secured Notes	January 15, 2022
2027 Euro Senior Secured Notes	January 15, 2022
2027 Senior Notes	January 15, 2022
2030 Dollar Senior Secured Notes	October 15, 2024
2030 Euro Senior Secured Notes	October 15, 2024
2030 Euro Senior Notes	February 15, 2025
2030 Dollar Senior Notes	February 15, 2025

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

After the applicable Call Date, we may redeem some or all of these notes at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest and additional amounts (as specified in the applicable indenture), if any, to the applicable redemption date, as set forth below:

	Redemption price
	2027 Dollar Senior Secured Notes	2027 Euro Senior Secured Notes	2027 Senior Notes	2030 Dollar Senior Secured Notes	2030 Euro Senior Secured Notes	2030 Dollar Senior Notes	2030 Euro Senior Notes
12-month period commencing	January 15	January 15	January 15	October 15	October 15	February 15	February 15
2021	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
2022	102.750%	102.125%	103.000%	N.A.	N.A.	N.A.	N.A.
2023	101.833%	101.417%	102.000%	N.A.	N.A.	N.A.	N.A.
2024	100.917%	100.708%	101.000%	102.438%	101.438%	N.A.	N.A.
2025	100.000%	100.000%	100.000%	101.219%	100.719%	102.563%	101.688%
2026	100.000%	100.000%	100.000%	100.609%	100.359%	101.281%	100.844%
2027	N.A.	N.A.	N.A.	100.000%	100.000%	100.641%	100.422%
2028 and thereafter	N.A.	N.A.	N.A.	100.000%	100.000%	100.000%	100.000%

Financing Transactions

2021 Financing Transactions. In March 2021, pursuant to a private placement, we issued $200.0 million (€163.3 million) principal amount of 2030 Dollar Senior Secured Notes at an issue price of 104% of par. The net proceeds from the issuance of these notes were used to redeem 10% of the original aggregate principal amount of our 2027 Dollar Senior Secured Notes at a premium of 3%.

2020 Financing Transactions. In January 2020, we entered into a $2.5 billion (€2.0 billion) term loan facility (Term Loan I), issued at par. In February 2020, we (i) issued €77.5 million additional principal amount of the 2030 Euro Senior Secured Notes at an issue price of 102.625% of par, (ii) issued $200.0 million (€163.3 million) additional principal amount of the 2030 Dollar Senior Secured Notes at an issue price of 102.0% of par, (iii) issued €900.0 million principal amount of 3.375% senior notes (the 2030 Euro Senior Notes) at par and (iv) issued $500.0 million (€408.2 million) principal amount of 5.125% senior notes (the 2030 Dollar Senior Notes and, together with the 2030 Euro Senior Notes, the 2030 Senior Notes) at par. Term Loan I matures on April 30, 2028, bears interest at a rate of LIBOR plus 2.5% per annum and is subject to a LIBOR floor of 0.0%. The 2030 Senior Notes mature on February 28, 2030.

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

In connection with these transactions, we recognized a net loss on debt extinguishment of €29.6 million related to the net effect of (a) the payment of €40.7 million of redemption premiums and (b) the write off of €11.1 million of net unamortized deferred financing costs, discounts and premiums.

In February 2020, VZ Vendor Financing B.V. (VZ Vendor Financing), a third-party special purpose financing entity that is not consolidated by VodafoneZiggo, issued an additional €100.0 million principal amount of Vendor Financing Notes, at an issue price of 102.1%. The net proceeds from these notes will be used by VZ Vendor Financing to purchase from various third parties certain vendor financed receivables of VodafoneZiggo and its subsidiaries. To the extent that the proceeds from the Vendor Financing Notes exceed the amount of vendor financed receivables available to be purchased, the excess proceeds will be used to fund VodafoneZiggo Group B.V.’s Financing Facility. VZ Vendor Financing can request the Financing Facility to be repaid by VodafoneZiggo Group B.V., as additional vendor financed receivables become available for purchase.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

In November 2020, pursuant to a private placement, we issued $91.0 million (€74.3 million) principal amount of our 2030 Dollar Senior Secured Notes at an issue price of 104.0% of par. The net proceeds were used to fund the redemption of 10% of our 2027 Euro Senior Secured Notes at a premium of 3%. In connection with this transaction, we recognized a loss on debt extinguishment of €2.3 million, associated with the payment of redemption premiums.

In December 2020, VZ Vendor Financing II B.V. (VZ Vendor Financing II), a third-party special purpose financing entity that is not consolidated by VodafoneZiggo, issued €700.0 million principal amount of 2.875% vendor financing notes at par (the Vendor Financing II Notes) in accordance with the Green Bond Framework (Green Bond Framework). The Vendor Financing II Notes mature on January 15, 2029.

The net proceeds from the Vendor Financing II Notes have been used by VZ Vendor Financing II to purchase certain vendor-financed receivables from VZ Vendor Financing and various third parties owed by VodafoneZiggo Group B.V. and our subsidiaries. To the extent that the proceeds from the Vendor Financing II Notes exceed the amount of vendor-financed receivables available to be purchased, the excess proceeds will be used to fund VodafoneZiggo Group B.V.’s Financing Facility. VZ Vendor Financing II can request the Financing Facility to be repaid by VodafoneZiggo Group B.V., as additional vendor financed receivables become available for purchase.

In connection with this transaction, we recognized a net loss on debt extinguishment of €10.0 million related to (a) the payment of €7.5 million of redemption premiums and (b) the write-off of €2.5 million of unamortized deferred financing costs, discounts and premiums.

2019 Financing Transactions. During 2019, we completed a number of financing transactions that generally resulted in lower interest rates and extended maturities. In connection with these transactions, we recognized gains on debt extinguishment, net, of €32.2 million. These gains include the net effect write-off of (i) fair value adjustments of €84.7 million, (ii) €49.1 million of unamortized premiums and (iii) €3.4 million of deferred financing costs.

2018 Financing Transactions. There were no financing transactions during 2018.

Maturities of Debt

The euro equivalents of the maturities of our debt as of December 31, 2020 are presented below:

	Third-party	Related-party	Total
	in millions
Year ending December 31:
2021	€1,148.5	€—	€1,148.5
2022 (a)	173.4	—	173.4
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	9,379.7	1,607.9	10,987.6
Total debt maturities	10,701.6	1,607.9	12,309.5
Premiums, discounts and deferred financing costs, net	(58.5)	—	(58.5)
Total debt	€10,643.1	€1,607.9	€12,251.0
Current portion	€1,148.5	€—	€1,148.5
Noncurrent portion	€9,494.6	€1,607.9	€11,102.5
_______________

(a) Amortizing repayments of the facility will start in 2022 and the facility is due to be repaid in full in 2024.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(9) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.
Lease Balances

A summary of our ROU assets and lease liabilities is set forth below:

	December 31,
	2020	2019
	in millions
ROU assets:
Operating leases (a)	€412.8	€477.9
Finance leases (b)	21.9	19.9
Total ROU assets	€434.7	€497.8

Lease liabilities:
Operating leases (c)	€419.8	€484.5
Finance leases (d)	22.2	19.8
Total lease liabilities	€442.0	€504.3
_______________

(a)    Our operating lease ROU assets are included in other assets, net, on our consolidated balance sheets. At December 31, 2020, the weighted average remaining lease term for operating leases was 7.5 years and the weighted average discount rate was 3.3%. During 2020 and 2019, we recorded additions to our ROU assets associated with operating leases of €19.6 million and €59.9 million, respectively.

(b)    Our finance lease ROU assets are included in property and equipment, net, on our consolidated balance sheets. At December 31, 2020, the weighted average remaining lease term for finance leases was 3.1 years and the weighted average discount rate was 3.6%. During 2020, 2019 and 2018, we recorded additions to our ROU assets associated with finance leases of €13.6 million, €5.2 million and €23.5 million, respectively.

(c)     The current and long-term portions of our operating lease liabilities are included within other accrued and current liabilities and other long-term liabilities, respectively, on our consolidated balance sheets.

(d)     The current and long-term portions of our finance lease obligations are included within current portion of debt and finance lease obligations and long-term debt and finance lease obligations, respectively, on our consolidated balance sheets.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

A summary of our aggregate lease expense is set forth below:

	Year ended December 31,
	2020	2019
	in millions
Finance lease expense:
Depreciation and amortization	€10.3	€9.5
Interest expense	1.0	0.5
Total finance lease expense	11.3	10.0
Operating lease expense (a)	81.1	83.3
Variable lease expense, net (b)	(0.9)	(1.0)
Total lease expense	€91.5	€92.3
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Year ended December 31,
	2020	2019
	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	€80.2	€85.4
Operating cash outflows from finance leases	1.0	0.5
Financing cash outflows from finance leases	10.1	9.7
Total cash outflows from operating and finance leases	€91.3	€95.6

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Maturities of our operating and finance lease obligations as of December 31, 2020 are presented below. Amounts presented below represent euro equivalents based on December 31, 2020, exchange rates:

	Operating leases	Finance leases
	in millions
Year ending December 31:
2021	€80.5	€9.0
2022	76.8	6.9
2023	72.3	4.4
2024	69.8	2.4
2025	40.2	0.8
Thereafter	140.6	—
Total principal and interest payments	480.2	23.5
Less: present value discount	(60.4)	(1.3)
Present value of net minimum lease payments	€419.8	€22.2
Current portion	€68.2	€8.3
Noncurrent portion	€351.6	€13.9

(10) Income Taxes
Our consolidated financial statements include the income taxes of all entities wholly owned by VodafoneZiggo. All pretax income and income tax benefit relates to the Netherlands.

The VodafoneZiggo Fiscal Unity, established on the level of VodafoneZiggo, is one taxpayer in the Netherlands for the period of time subsequent to the closing of the JV Transaction.
On December 23, 2020 the Dutch Government enacted legislation regarding the yearly changes to the tax legislation (i.e., “Belastingplan 2021”). One of the most important changes within these legislative plans of the government has been an adjustment of the corporate income tax rate change enacted in 2020. The highest tax rate in the Netherlands will remain at 25% as opposed to the previously enacted rate of 21.7%. As a result of the enactment of these plans VodafoneZiggo recalculated the deferred tax balances and recorded a corporate income tax rate change expense as a result of the increase of the net deferred tax liability in 2020.

All of our income tax benefit (expense) for 2020, 2019 and 2018 is related to deferred tax benefits.
Income tax benefit attributable to our loss before income taxes differs from the amounts computed using the Dutch income tax rate of 25.0% as a result of the following:

	Year ended December 31,
	2020	2019	2018
	in millions
Computed "expected" tax benefit	€62.9	€114.4	€98.9
Enacted tax law and rate changes	(138.8)	(75.0)	213.8
Tax benefits associated with technology innovations	—	—	6.0
Change in valuation allowances	—	(0.3)	0.1
Non-deductible expenses (a)	(68.8)	(0.7)	(1.1)
Other, net	3.2	(0.4)	0.7
Deferred tax benefit (expense)	€(141.5)	€38.0	€318.4

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

_______________
(a)    Amount for the year ended December 31, 2020, consist mainly of a change in estimate relating to the deductibility of depreciation of certain intangible assets included in our prior year tax returns as well as future deductibility of those assets.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2020	2019
	in millions
Deferred tax assets:
Net operating loss and other carry forwards	€20.7	€125.3
Debt	—	74.9
Derivative instruments	147.8	4.3
Other future deductible amounts	80.9	23.4
Deferred tax assets	249.4	227.9

Deferred tax liabilities:
Intangible assets	(1,116.7)	(1,047.8)
Property and equipment, net	(208.0)	(210.3)
Debt	(96.3)	—
Other future taxable amounts	(2.3)	(2.1)
Deferred tax liabilities	(1,423.3)	(1,260.2)
Net deferred tax liabilities	€(1,173.9)	€(1,032.3)

All of our deferred tax assets are supported by reversing taxable temporary differences. Although we intend to take reasonable tax planning measures to limit our tax exposures, no assurance can be given that we will be able to do so.

All of our net operating losses and other carryforwards are Dutch. As a part of the yearly changes to the tax legislation (i.e., “Belastingplan 2021”) the rules with respect to carry forward losses were changed. As from January 1, 2022, all losses will have an indefinite carry forward period. Part of the change is that the yearly use of these losses will be limited according to the thresholds set in the tax legislation. As a result the losses remaining at December 31, 2020 could also be viewed as losses with an indefinite carry period as they currently have carry forward periods after 2022. The details of our net operating loss and other carryforwards and the related tax assets at December 31, 2020 are as follows:

Expiration Date	Carryforward	Related tax asset
	in millions
2024	€33.5	€8.3
2026	49.5	12.4
Total carried forward	€83.0	€20.7

The VodafoneZiggo Fiscal Unity files one consolidated income tax return. In the normal course of business, our income tax filings are subject to review by the Dutch tax authority. In connection with such review, disputes could arise with the tax authority over the interpretation or application of certain income tax rules related to our business in that tax jurisdiction. Such disputes may result in future tax and interest and penalty assessments by the tax authority. The ultimate resolution of tax contingencies will take place upon the earlier of (i) the settlement date with the tax authority in either cash or agreement of

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

income tax positions or (ii) the date when the tax authority is statutorily prohibited from adjusting the company’s tax computations. In this respect tax filings for 2016, 2017, 2018 and 2019 are still open for examination by the Dutch tax authority.

There were no material unrecognized tax benefits during 2020, 2019 or 2018.

(11)    Related-party Transactions

Our related-party transactions for the periods are as follows:

	Year ended December 31,
	2020	2019	2018
	in millions
Revenue	€13.2	€14.6	€24.6
Programming and other direct costs of services	(25.4)	(36.1)	(41.1)
Selling, general and administrative recharges	13.0	13.5	15.8
Share-based compensation expense	(0.3)	(1.4)	(2.8)
Charges for JV Services:
Charges from Liberty Global:
Operating (a)	(81.8)	(87.5)	(79.9)
Capital (b)	(24.7)	(20.7)	(31.0)
Total Liberty Global corporate charges	(106.5)	(108.2)	(110.9)
Charges from Vodafone:
Operating (c)	(88.3)	(84.4)	(86.8)
Brand fees (d)	(30.0)	(30.0)	(30.0)
Total Vodafone corporate charges	(118.3)	(114.4)	(116.8)
Total charges for JV Services	(224.8)	(222.6)	(227.7)
Included in operating loss	(224.3)	(232.0)	(231.2)
Interest expense	(84.0)	(89.9)	(101.0)
Included in loss before income taxes	€(308.3)	€(321.9)	€(332.2)
Property and equipment additions, net	€159.3	€182.8	€160.5
_______________

(a)Represents amounts charged for technology and other services, which are included in the calculation of the “EBITDA” metric specified by our debt agreements (Covenant EBITDA).

(b)Represents amounts charged for capital expenditures made by Liberty Global related to assets that we use or will otherwise benefit our company. These charges are not included in the calculation of Covenant EBITDA.

(c)Represents amounts charged by Vodafone for technology and other services, a portion of which are included in the calculation of Covenant EBITDA.

(d)    Represents amounts charged for our use of the Vodafone brand name. These charges are not included in the calculation of Covenant EBITDA.

Revenue. Amount represents interconnect fees charged by us to certain subsidiaries of Vodafone.

Programming and other direct costs of services. Amounts represent interconnect fees charged to us by certain subsidiaries of Vodafone.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

Selling, general and administrative recharges. Amount represents recharges for certain personnel services provided to Vodafone and Liberty Global.

Share-based compensation expense. Amounts relate to charges to our company by Liberty Global and Vodafone for share-based incentive awards held by certain employees of our subsidiaries associated with ordinary shares of Liberty Global and Vodafone. Share-based compensation expense is included within SG&A in our condensed consolidated statements of operations.

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

Interest expense. Amount relates to the Liberty Global Notes and the Vodafone Notes, as defined and described below.

Property and equipment additions, net. These amounts, which are cash settled, represent customer premises and network-related equipment acquired from certain Liberty Global and Vodafone subsidiaries, which subsidiaries centrally procure equipment on behalf of our company.

The following table provides details of our related-party balances:

	December 31,
	2020	2019
	in millions
Assets:
Related-party receivables (a)	€33.6	€29.3

Liabilities:
Accounts payable (b)	€103.9	€93.6
Accrued and other current liabilities (b)	17.7	36.4
Debt (c):
Liberty Global Notes	803.9	700.0
Vodafone Notes	803.9	700.0
Other long-term liabilities (d)	2.5	5.0
Total liabilities	€1,731.9	€1,535.0
_______________

(a)Represents non-interest bearing receivables from certain Liberty Global and Vodafone subsidiaries.

(b)Represents non-interest bearing payables, accrued capital expenditures and other accrued liabilities related to transactions with certain Liberty Global and Vodafone subsidiaries that are cash settled.

(c)Represents debt obligations, as further described below.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(d)Represents operating lease liabilities, due to Vodafone.

Related-party Debt

Liberty Global Notes

The Liberty Global Notes, which are owed by VodafoneZiggo Group B.V., comprise (i) a euro-denominated note payable to a subsidiary of Liberty Global with a principal amount of €700.0 million at December 31, 2020 (the Liberty Global Note Payable I) and (ii) a euro-denominated note payable to a subsidiary of Liberty Global entered into during the third quarter of 2020 with a principal amount of €103.9 million at December 31, 2020 (the Liberty Global Note Payable II, and, together with the Liberty Global Note Payable I, the Liberty Global Notes Payable). The Liberty Global Note Payable I, as amended in June 2020, and the Liberty Global Note Payable II each bear interest at a fixed rate of 5.55% and have a final maturity date of December 31, 2030. During the year ended December 31, 2020, interest accrued on the Liberty Global Notes Payable was €42.0 million, all of which has been cash settled.

Vodafone Notes

The Vodafone Notes, which are owed by VodafoneZiggo Group B.V., comprise (i) a euro-denominated note payable to a subsidiary of Vodafone with a principal amount of €700.0 million at December 31, 2020 (the Vodafone Note Payable I) and (ii) a euro-denominated note payable to a subsidiary of Vodafone entered into during the third quarter of 2020 with a principal amount of €103.9 million at December 31, 2020 (the Vodafone Note Payable II, and, together with the Vodafone Note Payable I, the Vodafone Notes Payable). The Vodafone Note Payable I, as amended in July 2020, and the Vodafone Note Payable II each bear interest at a fixed rate of 5.55% and have a final maturity date of December 31, 2030. During the year ended December 31, 2020, interest accrued on the Vodafone Notes Payable was €42.0 million, all of which has been cash settled.

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

In accordance with the dividend policy prescribed in the Shareholders Agreement, VodafoneZiggo made total distributions of €417.0 million and €295.0 million during 2020 and 2019, respectively, to its Shareholders. These distributions are reflected as a decrease to owners’ equity in our consolidated statements of owners’ equity.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(12)    Commitments and Contingencies

Commitments

As further described in note 11, we have commitments related to the JV Service Agreements. Additionally, in the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth these commitments as of December 31, 2020:

	Payments due during:
	2021	2022	2023	2024	2025	Thereafter	Total
	in millions
Programming commitments	€162.2	€116.7	€108.4	€80.5	€44.6	€—	€512.4
JV Service Agreements (a)	155.5	111.1	32.6	30.4	30.2	—	359.8
Purchase commitments	257.1	76.4	3.4	1.5	0.9	0.8	340.1
Spectrum license commitment	163.3	—	—	—	—	—	163.3
Network and connectivity commitments	16.2	8.5	0.2	—	—	—	24.9
Other commitments	20.3	16.4	8.8	1.8	1.8	3.4	52.5
Total (b)	€774.6	€329.1	€153.4	€114.2	€77.5	€4.2	€1,453.0
_______________

(a)Amounts represent fixed minimum charges from Liberty Global and Vodafone pursuant to the JV Service Agreements. In addition to the fixed minimum charges, the JV Service Agreements provide for certain JV Services to be charged to us based upon usage of the services received. The fixed minimum charges set forth in the table above exclude fees for the usage-based services as these fees will vary from period to period. Accordingly, we expect to incur charges in addition to those set forth in the table above for usage-based services. For additional information regarding fees related to the JV Service Agreements, see note 11.

(b)The commitments included in this table do not reflect any liabilities that are included in our December 31, 2020 consolidated balance sheet.

Programming commitments consist of obligations associated with certain of our programming contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services or (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems. In addition, programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect that this will continue to be the case in future periods. In this regard, during 2020, 2019 and 2018 the programming and copyright costs incurred by our operations aggregated €306.9 million, €324.0 million and €322.4 million, respectively.

Purchase commitments include unconditional and legally binding obligations related to the purchase of customer premises, other equipment and mobile handset

Spectrum license commitment includes the commitment associated with the acquisition of the 2100 MHz band license.

Network and connectivity commitments include commitments associated with certain operating costs associated with our leased networks.

Other commitments primarily include sponsorships and certain fixed minimum contractual commitments.

In addition to the commitments set forth in the table above, we have commitments under (i) derivative instruments and (ii) multiemployer defined benefit plans, pursuant to which we expect to make payments in future periods. For information

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

regarding our derivative instruments, including the net cash paid or received in connection with these instruments during 2020, see note 5.

We provide retirement benefits to our subsidiaries’ employees via multiemployer benefit plans and a defined contribution plan. The aggregate expense of our matching contributions under the various multiemployer benefit plans was €29.6 million, €41.3 million and €42.8 million during 2020, 2019 and 2018, respectively. The aggregate expense of our matching contributions under the defined contribution plan was €17.5 million, €4.4 million and nil during 2020, 2019 and 2018, respectively.

Rental expense under non-cancellable operating lease arrangements amounted to €30.4 million during 2018. It is expected that in the normal course of business, operating leases that expire generally will be renewed or replaced by similar leases.

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

VAT Our application of VAT with respect to certain mobile revenue generating activities has been challenged by the Dutch tax authorities. The Dutch tax authorities challenged the multipurpose character of certain mobile subscriptions that we entered into during 2017 and 2018. No amounts have been accrued by our company as the likelihood of loss is not considered to be probable. The asserted claimed amount is approximately € 33.4 million.

In addition to the foregoing item, we have contingent liabilities related to matters arising in the ordinary course of business including (i) legal proceedings, (ii) issues involving VAT and wage, property and other tax issues, and (iii) disputes over interconnection, programming, copyright, and channel carriage fees. While we generally expect that the amounts required to satisfy these contingencies will not materially differ from any estimated amounts we have accrued, no assurance can be given that the resolution of one or more of these contingencies will not result in a material impact on our results of operations, cash flows or financial position in any given period. Due to, in general, the complexity of the issues involved and, in certain cases, the lack of a clear basis for predicting outcomes, we cannot provide a meaningful range of potential losses or cash outflows that might result from any unfavorable outcomes.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(13)    Segment Reporting

We have one reportable segment that provides video, broadband internet, fixed-line telephony, and mobile services to residential and business customers in the Netherlands.

Our revenue by major category is set forth below:

	Year ended December 31,
	2020	2019	2018
	in millions
Consumer cable revenue (a):
Subscription revenue	€2,071.7	€2,004.6	€1,980.3
Non-subscription revenue	23.8	19.3	17.8
Total consumer cable revenue	2,095.5	2,023.9	1,998.1
Consumer mobile revenue (b):
Service revenue	624.5	627.7	669.5
Non-service revenue	245.6	241.4	215.5
Total consumer mobile revenue	870.1	869.1	885.0
Total consumer revenue	2,965.6	2,893.0	2,883.1
B2B cable revenue (c):
Subscription revenue	482.4	437.7	407.1
Non-subscription revenue	15.6	16.8	24.3
Total B2B cable revenue	498.0	454.5	431.4
B2B mobile revenue (d):
Service revenue	381.1	424.8	430.8
Non-service revenue	114.1	112.5	100.0
Total B2B mobile revenue	495.2	537.3	530.8
Total B2B revenue	993.2	991.8	962.2
Other revenue (e)	41.4	38.1	33.7
Total	€4,000.2	€3,922.9	€3,879.0
_______________

(a)Consumer cable revenue is classified as either subscription revenue or non-subscription revenue. Consumer cable subscription revenue includes revenue from subscribers for ongoing broadband internet, video, and voice services offered to residential customers and the amortization of installation fee. Consumer cable non-subscription revenue includes, among other items, interconnect, channel carriage fees and late fees. Subscription revenue from subscribers who purchase bundled services at a discounted rate is generally allocated proportionally to each service based on the stand-alone price for each individual service. As a result, changes in the stand-alone pricing of our cable and mobile products or the composition of bundles can contribute to changes in our product revenue categories from period to period.

(b)Consumer mobile revenue is classified as either service revenue or non-service revenue. Consumer mobile service revenue includes revenue from ongoing mobile and data services offered under postpaid and prepaid arrangements to residential customers. Consumer mobile non-service revenue includes, among other items, interconnect revenue, mobile handset and accessories sales, and late fees.

VODAFONEZIGGO GROUP HOLDING B.V.
Notes to Consolidated Financial Statements — (Continued)
December 31, 2020 (unaudited), 2019 (unaudited) and 2018

(c)B2B cable revenue is classified as either subscription revenue or non-subscription revenue. B2B cable subscription revenue includes revenue from business broadband internet, video, voice, and data services offered to small office/home office (SOHO, generally fewer than five employees) and small and medium to large enterprises. B2B cable non-subscription revenue includes, among other items, revenue from hosting services, installation fees, carriage fees and interconnect.

(d)B2B mobile revenue is classified as either service revenue or non-service revenue. B2B mobile service revenue includes revenue from ongoing mobile and data services offered to SOHO, small and medium to large enterprise customers as well as wholesale customers. B2B mobile non-service revenue includes, among other items, interconnect including visitor revenue, mobile handset and accessories sales, and late fees.

(e)Other revenue includes, among other items, programming, advertising and site sharing revenue.