Form 10-Q
period 2021-03-31
Liberty Global plc
filed 2021-05-05
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of April 30, 2021 was: 180,357,228 class A ordinary shares, 12,561,294 class B ordinary shares and 371,438,801 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$928.7	$1,327.2
Trade receivables, net	860.0	1,090.7
Short-term investments (measured at fair value on a recurring basis) (note 5)	1,571.7	1,600.2
Other current assets (notes 3, 4, 5 and 6)	756.1	831.0
Total current assets	4,116.5	4,849.1
Investments and related notes receivable (including $2,057.3 million and $1,865.8 million, respectively, measured at fair value on a recurring basis) (note 5)	5,425.0	5,354.5
Property and equipment, net (notes 8 and 10)	7,552.1	8,054.1
Goodwill (note 8)	9,906.4	10,466.7
Intangible assets subject to amortization, net (note 8)	2,617.8	2,886.0
Assets held for sale (note 4)	24,954.4	24,282.7
Other assets, net (notes 3, 4, 6, 8 and 10)	2,875.2	3,199.6
Total assets	$57,447.4	$59,092.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	March 31, 2021	December 31, 2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$616.3	$618.2
Deferred revenue (note 3)	383.3	430.9
Current portion of debt and finance lease obligations (notes 9 and 10)	1,059.0	1,130.4
Accrued income taxes (note 11)	269.4	253.6
Derivative instruments (note 6)	213.9	252.7
Other accrued and current liabilities (note 10)	1,605.9	1,781.2
Total current liabilities	4,147.8	4,467.0
Long-term debt and finance lease obligations (notes 9 and 10)	13,245.4	13,867.3
Liabilities associated with assets held for sale (note 4)	23,202.3	23,197.2
Other long-term liabilities (notes 3, 6 and 10)	3,363.8	4,262.8
Total liabilities	43,959.3	45,794.3

Commitments and contingencies (notes 6, 9, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 180,988,130 shares and 181,348,114 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,561,294 shares and 12,561,444 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 374,982,853 shares and 386,588,921 shares, respectively	3.7	3.9
Additional paid-in capital	5,016.7	5,271.7
Accumulated earnings	6,077.5	4,692.1
Accumulated other comprehensive earnings, net of taxes	2,696.3	3,693.1
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	13,796.0	13,662.6
Noncontrolling interests	(307.9)	(364.2)
Total equity	13,488.1	13,298.4
Total liabilities and equity	$57,447.4	$59,092.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2021	2020
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$3,615.3	$2,875.8
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	1,110.6	855.1
Other operating (note 13)	524.1	420.1
Selling, general and administrative (SG&A) (note 13)	676.7	505.5
Depreciation and amortization	634.2	783.5
Impairment, restructuring and other operating items, net	44.4	31.0
	2,990.0	2,595.2
Operating income	625.3	280.6
Non-operating income (expense):
Interest expense	(335.1)	(313.3)
Realized and unrealized gains on derivative instruments, net (note 6)	811.1	1,237.3
Foreign currency transaction gains, net	303.1	391.7
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	194.6	(529.8)
Losses on debt extinguishment, net (note 9)	—	(54.5)
Share of results of affiliates, net (note 5)	1.7	33.4
Other income, net	10.1	52.4
	985.5	817.2
Earnings before income taxes	1,610.8	1,097.8
Income tax expense (note 11)	(170.5)	(80.1)
Net earnings	1,440.3	1,017.7
Net earnings attributable to noncontrolling interests	(54.9)	(67.9)
Net earnings attributable to Liberty Global shareholders	$1,385.4	$949.8

Basic earnings attributable to Liberty Global shareholders per share (note 14)	$2.41	$1.51
Diluted earnings attributable to Liberty Global shareholders per share (note 14)	$2.37	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended
	March 31,
	2021	2020
	in millions

Net earnings	$1,440.3	$1,017.7
Other comprehensive loss, net of taxes:
Foreign currency translation adjustments	(996.7)	(1,070.9)
Pension-related adjustments and other	(0.1)	(2.3)
Other comprehensive loss	(996.8)	(1,073.2)
Comprehensive earnings (loss)	443.5	(55.5)
Comprehensive earnings attributable to noncontrolling interests	(54.9)	(67.2)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$388.6	$(122.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020	1.8	0.1	4.4	6,136.9	6,320.1	1,112.7	(0.1)	13,575.9	(407.4)	13,168.5
Net earnings	—	—	—	—	949.8	—	—	949.8	67.9	1,017.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,072.5)	—	(1,072.5)	(0.7)	(1,073.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(224.3)	—	—	—	(224.4)	—	(224.4)
Share-based compensation (note 13)	—	—	—	46.1	—	—	—	46.1	—	46.1
Repurchases by Telenet of its outstanding shares	—	—	—	(45.3)	—	—	—	(45.3)	7.2	(38.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	14.5	—	—	—	14.5	1.1	15.6
Balance at March 31, 2020	$1.8	$0.1	$4.3	$5,927.9	$7,269.9	$40.2	$(0.1)	$13,244.1	$(331.9)	$12,912.2

The accompanying notes are an integral part of these condensed consolidated financial statements

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$1.8	$0.1	$3.9	$5,271.7	$4,692.1	$3,693.1	$(0.1)	$13,662.6	$(364.2)	$13,298.4
Net earnings	—	—	—	—	1,385.4	—	—	1,385.4	54.9	1,440.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(996.8)	—	(996.8)	—	(996.8)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(323.2)	—	—	—	(323.4)	—	(323.4)
Share-based compensation (note 13)	—	—	—	49.4	—	—	—	49.4	—	49.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.8	—	—	—	18.8	1.4	20.2
Balance at March 31, 2021	$1.8	$0.1	$3.7	$5,016.7	$6,077.5	$2,696.3	$(0.1)	$13,796.0	$(307.9)	$13,488.1

The accompanying notes are an integral part of these condensed consolidated financial statements

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2021	2020
	in millions

Cash flows from operating activities:
Net earnings	$1,440.3	$1,017.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	63.4	55.2
Depreciation and amortization	634.2	783.5
Impairment, restructuring and other operating items, net	44.4	31.0
Amortization of deferred financing costs and non-cash interest	10.3	12.7
Realized and unrealized gains on derivative instruments, net	(811.1)	(1,237.3)
Foreign currency transaction gains, net	(303.1)	(391.7)
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(194.6)	529.8
Losses on debt extinguishment, net	—	54.5
Share of results of affiliates, net	(1.7)	(33.4)
Deferred income tax expense	123.4	115.8
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(184.3)	(488.0)
Net cash provided by operating activities	821.2	449.8

Cash flows from investing activities:
Cash paid for investments	(1,551.0)	(3,221.0)
Cash received from sale of investments	1,540.3	1,221.6
Capital expenditures, net	(475.8)	(347.8)
Other investing activities, net	(22.9)	(2.0)
Net cash used by investing activities	$(509.4)	$(2,349.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Three months ended
	March 31,
	2021	2020
	in millions

Cash flows from financing activities:
Repayments and repurchases of debt and finance lease obligations	$(1,365.1)	$(2,441.3)
Borrowings of debt	1,007.2	1,961.3
Repurchases of Liberty Global ordinary shares	(311.2)	(199.3)
Net cash paid related to derivative instruments	(11.5)	(27.4)
Payment of financing costs and debt premiums	(3.3)	(43.6)
Repurchases by Telenet of its outstanding shares	—	(32.0)
Other financing activities, net	(15.8)	(0.9)
Net cash used by financing activities	(699.7)	(783.2)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(46.3)	(16.2)

Net decrease in cash and cash equivalents and restricted cash	(434.2)	(2,698.8)
Cash and cash equivalents and restricted cash:
Beginning of period	4,717.3	8,180.9
Net decrease	(434.2)	(2,698.8)
End of period	$4,283.1	$5,482.1

Cash paid for interest	$405.3	$389.7
Net cash received for taxes	$7.6	$4.7

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$928.7	$5,440.5
Restricted cash included in other current assets and other assets, net	6.4	40.5
Cash and cash equivalents and restricted cash included in assets held for sale	3,348.0	1.1
Total cash and cash equivalents and restricted cash	$4,283.1	$5,482.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
March 31, 2021
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

Our operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) the United Kingdom (U.K.) through Virgin Media Inc. (Virgin Media), a wholly-owned subsidiary of Liberty Global, (ii) Ireland through Newco Holdco 6 Limited, a wholly-owned subsidiary of Liberty Global, (iii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.7%-owned subsidiary of Liberty Global, and (iv) Switzerland, Poland and Slovakia through various wholly-owned subsidiaries that we collectively refer to as “UPC Holding.” In addition, we own a 50% noncontrolling interest in a 50:50 joint venture between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands.

Effective May 7, 2020, in connection with the pending formation of the U.K. JV (as defined in note 4), we began accounting for the U.K. JV Entities (as defined in note 4) as held for sale. Accordingly, the assets and liabilities of the U.K. JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our March 31, 2021 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For additional information, see note 4.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information required by GAAP or Securities and Exchange Commission rules and regulations for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with our 2020 consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K, as amended (our 10-K).

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of March 31, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(2)    Accounting Changes

ASU 2019-12

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We adopted ASU 2019-12 on January 1, 2021, and such adoption did not have a significant impact on our consolidated financial statements.

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

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $51.8 million and $49.8 million at March 31, 2021 and December 31, 2020, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $46.6 million and $44.3 million as of March 31, 2021 and December 31, 2020, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $393.6 million and $442.6 million as of March 31, 2021 and December 31, 2020, respectively. The decrease in deferred revenue for the three months ended March 31, 2021 is primarily due to the net effect of (a) the recognition of $176.2 million of revenue that was included in our deferred revenue balance at December 31, 2020 and (b) advanced billings in certain markets. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $49.5 million and $46.6 million at March 31, 2021 and December 31, 2020, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $49.8 million and $37.7 million during the three months ended March 31, 2021 and 2020, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

2020 Acquisition

Sunrise Acquisition. On November 11, 2020, Liberty Global completed the acquisition of Sunrise Communications Group AG (Sunrise) (the Sunrise Acquisition). The Sunrise Acquisition was effected through an all cash public tender offer of the outstanding shares of Sunrise (the Sunrise Shares) for CHF 110 ($120 at transaction date) per share, for a total purchase price of CHF 5.0 billion ($5.4 billion at the transaction date). As of March 31, 2021 Liberty Global held 99.2% of the share capital of Sunrise and, during April 2021, acquired the remaining 0.8% of Sunrise Shares through a statutory “squeeze-out” procedure according to applicable Swiss law. As of March 31, 2021, we have recorded a liability of $41.2 million associated with the Sunrise Shares that we acquired in April 2021.

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

Three months ended March 31, 2020
(unaudited)
in millions, except per share amount

Revenue	$3,350.4
Net earnings attributable to Liberty Global shareholders	$895.9
Basic and diluted earnings attributable to Liberty Global shareholders per share	$1.42

Pending Joint Venture Transactions

U.K. JV Transaction. On May 7, 2020, we entered into a Contribution Agreement (the Contribution Agreement) with, among others, Telefonica SA (Telefónica). Pursuant to the Contribution Agreement, Liberty Global and Telefónica agreed to form a 50:50 joint venture (the U.K. JV), which will combine Virgin Media’s operations in the U.K. along with certain other Liberty Global subsidiaries created as a result of the pending U.K. JV (together, the U.K. JV Entities) with Telefónica’s mobile business in the U.K. to create a nationwide integrated communications provider. In our segment presentation, the U.K. JV Entities are included in our U.K./Ireland segment.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

The consummation of the transaction contemplated by the Contribution Agreement is subject to certain conditions, including competition clearance by the applicable regulatory authorities. The Contribution Agreement also includes customary termination rights, including a right of the parties to terminate the agreement if the transaction has not closed within 24 months following the date of the Contribution Agreement, which may be extended by six months under certain circumstances. We currently expect the U.K. JV transaction to close in June 2021. Following completion of the transaction, we expect to account for our 50% interest in the U.K. JV as an equity method investment.

Effective with the signing of the Contribution Agreement, we began accounting for the U.K. JV Entities as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of the U.K. JV Entities. We have not presented the U.K. JV Entities as a discontinued operation as this transaction does not represent a strategic shift that will have a major effect on our financial results or operations. The carrying amounts of the major classes of assets and liabilities associated with the U.K. JV Entities that are classified as held for sale on our condensed consolidated balance sheets are as follows:

	March 31, 2021	December 31, 2020
	in millions
Assets:
Current assets (a)	$4,676.0	$4,519.8
Property and equipment, net	9,037.5	8,614.0
Goodwill	8,005.2	7,918.5
Other assets, net	3,190.4	3,230.4
Total assets	$24,909.1	$24,282.7

Liabilities:
Current portion of debt and finance lease obligations	$2,865.9	$2,699.5
Other accrued and current liabilities	2,144.6	2,207.3
Long-term debt and finance lease obligations	16,707.8	16,724.1
Other long-term liabilities	1,375.6	1,566.3
Total liabilities	$23,093.9	$23,197.2
_______________

(a)Amounts include the restricted cash resulting from certain financing transactions completed in 2020, as such restricted cash will be contributed to the U.K. JV. Amounts exclude the cash and cash equivalents of the U.K. JV Entities, which will be retained by Liberty Global upon the formation of the U.K. JV and are therefore not classified as held for sale.

Other. In addition to the amounts presented above, our assets and liabilities that are classified as held for sale on our March 31, 2021 condensed consolidated balance sheet include those associated with a less significant 50:50 joint venture agreement that we entered into in February 2021. Upon closing of the transaction, which we expect will occur during the second quarter of 2021, the associated held-for-sale assets and liabilities will be contributed to this joint venture, and we will account for our 50% interest in the joint venture as an equity method investment.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	March 31, 2021	December 31, 2020	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VodafoneZiggo JV (c)	$2,924.8	$3,052.3	50.0
All3Media Group (All3Media)	160.3	157.7	50.0
Formula E Holdings Ltd (Formula E)	110.2	105.8	32.9
Other	172.4	172.9
Total — equity	3,367.7	3,488.7
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	1,571.7	1,600.2
Long-term:
ITV plc (ITV) — subject to re-use rights (e)	660.8	581.0	9.9
SMAs (d)	389.5	365.7
Skillz Inc.	198.3	225.4	2.8
Plume Design, Inc. (Plume)	110.0	54.9	12.1
Univision Holdings Inc.	100.0	100.0	11.5
Lions Gate Entertainment Corp (Lionsgate)	92.8	72.0	3.0
CANAL+ Polska S.A.	87.5	92.3	17.0
EdgeConneX Inc. (EdgeConneX)	85.1	75.1	5.1
Other (f)	333.3	299.4
Total — fair value	3,629.0	3,466.0
Total investments (g)	$6,996.7	$6,954.7
Short-term investments	$1,571.7	$1,600.2
Long-term investments	$5,425.0	$5,354.5
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At March 31, 2021 and December 31, 2020, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,154.9 million and $1,198.5 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $822.5 million and $855.8 million, respectively (the VodafoneZiggo JV Receivable I), and (ii) a euro-denominated note receivable with a principal amount of $122.1 million and $127.1 million, respectively (the VodafoneZiggo JV Receivable II and, together with the

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the three months ended March 31, 2021, interest accrued on the VodafoneZiggo JV Receivables was $13.4 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of March 31, 2021, all of our investments held under SMAs were classified as available-for-sale debt securities. At March 31, 2021 and December 31, 2020, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $6.2 million and $7.1 million, respectively.

(e)In connection with our investment in ITV, we entered into a share collar (the ITV Collar) with respect to the ITV shares held by our company. The aggregate purchase price paid to acquire our investment in ITV was financed through borrowings under a secured borrowing agreement (the ITV Collar Loan). Beginning in the third quarter of 2020 through March 31, 2021, we cash settled a portion of the ITV Collar Loan and unwound the associated portion of the ITV Collar. As of March 31, 2021, (i) certain of the ITV shares our company held remain subject to the ITV Collar and were pledged as collateral under the ITV Collar Loan and (ii) the fair value of the ITV Collar was a net asset of $77.1 million and principal borrowings outstanding under the ITV Collar Loan were $138.4 million. In April 2021, we cash settled all remaining amounts under the ITV Collar Loan and completed the unwind of the ITV Collar. Accordingly, we currently hold 398.5 million shares of ITV, and these shares are no longer subject to a share collar nor are they pledged as collateral under a secured borrowing arrangement.

(f)As of March 31, 2021 and December 31, 2020, we held a noncontrolling junior interest in receivables we have securitized of $9.8 million and $9.7 million, respectively.

(g)The purchase and sale of investments are presented on a gross basis in our statement of cash flows, including those made by investment managers acting as agents on our behalf.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2021	2020
	in millions

All3Media	$(9.0)	$(24.9)
Formula E	8.7	(1.2)
VodafoneZiggo JV (a)	4.7	61.1
Other	(2.7)	(1.6)
Total	$1.7	$33.4
_______________

(a)Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivables and (ii) our 50% share of the results of operations of the VodafoneZiggo JV.

VodafoneZiggo JV. Pursuant to an agreement (the Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the JV Services). The JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the JV Services provided during the term of the Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $50.7 million and $46.7 million during the three months ended March 31, 2021 and 2020, respectively, primarily related to (a) the JV Services

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

and (b) sales of customer premises equipment at a mark-up. At March 31, 2021 and December 31, 2020, $34.8 million and $27.4 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. The amounts due from the VodafoneZiggo JV, which are periodically cash settled, are included in other current assets on our condensed consolidated balance sheets.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Revenue	$1,217.0	$1,097.1
Earnings (loss) before income taxes	$(21.4)	$124.9
Net earnings (loss)	$(16.1)	$99.7

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended March 31,
	2021	2020
	in millions

ITV	$79.8	$(471.9)
Plume	55.1	—
Lionsgate	20.8	(29.4)
EdgeConneX	13.1	—
Other, net	25.8	(26.7)
Total	$194.6	$(528.0)

Debt Securities
As of March 31, 2021 and December 31, 2020, all of our SMAs are composed of debt securities, which are summarized in the following tables:

	March 31, 2021
	Amortized cost basis	Accumulated unrealized gains (losses)	Fair value
	in millions

Government bonds	$473.0	$(0.2)	$472.8
Corporate debt securities	710.4	1.2	711.6
Commercial paper	495.6	0.2	495.8
Certificates of deposit	260.7	—	260.7
Other debt securities	20.3	—	20.3
Total debt securities	$1,960.0	$1.2	$1,961.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

	December 31, 2020
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Corporate debt securities	$713.2	$2.3	$715.5
Commercial paper	523.7	0.6	524.3
Government bonds	474.8	0.2	475.0
Certificates of deposit	251.0	0.1	251.1
Total debt securities	$1,962.7	$3.2	$1,965.9

During the three months ended March 31, 2021 and 2020, we received proceeds from the sale of debt securities of $1.5 billion and $1.2 billion, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities during the three months ended March 31, 2021 and 2020 resulted in realized net losses of $1.3 million and nil, respectively.

The fair value of our debt securities as of March 31, 2021 by contractual maturity are shown below (in millions):

Due in one year or less	$1,571.7
Due in one to five years	383.7
Due in five to ten years	5.8
Total (a)	$1,961.2
_______________

(a)The weighted average life of our total debt securities was 0.6 years as of March 31, 2021.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	March 31, 2021			December 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$101.5	$323.7	$425.2	$148.8	$418.4	$567.2
Equity-related derivative instruments (c)	25.1	115.3	140.4	49.3	231.6	280.9
Foreign currency forward and option contracts	6.5	0.2	6.7	36.5	0.1	36.6
Other	0.1	0.1	0.2	—	0.1	0.1
Total	$133.2	$439.3	$572.5	$234.6	$650.2	$884.8
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$159.0	$614.8	$773.8	$171.2	$1,364.1	$1,535.3
Foreign currency forward and option contracts	54.8	—	54.8	81.5	—	81.5
Other	0.1	—	0.1	—	—	—
Total	$213.9	$614.8	$828.7	$252.7	$1,364.1	$1,616.8
_______________

(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in a net gain (loss) of ($39.0 million) and $66.3 million during the three months ended March 31, 2021 and 2020, respectively. These amounts are included in realized and unrealized gains on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments include the ITV Collar. The fair value of the ITV Collar does not include credit risk valuation adjustments as we assume that any losses incurred by our company in the event of nonperformance by the respective counterparty would be, subject to relevant insolvency laws, fully offset against amounts we owe to such counterparty pursuant to the related secured borrowing arrangement. As further described in note 5, the ITV Collar was fully unwound in April 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

The details of our realized and unrealized gains on derivative instruments, net, are as follows:

	Three months ended March 31,
	2021	2020
	in millions

Cross-currency and interest rate derivative contracts	$784.6	$842.3
Equity-related derivative instruments:
ITV Collar	(10.6)	383.4
Other	35.1	7.0
Total equity-related derivative instruments	24.5	390.4
Foreign currency forward and option contracts	2.1	5.7
Other	(0.1)	(1.1)
Total	$811.1	$1,237.3
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

	Three months ended March 31,
	2021	2020
	in millions

Operating activities	$(158.0)	$(213.7)
Investing activities	1.6	—
Financing activities	(11.5)	(27.4)
Total	$(167.9)	$(241.1)

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At March 31, 2021, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $130.5 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At March 31, 2021, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at March 31, 2021:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$360.0		€267.9		4.5
		$4,200.0	CHF	3,838.7	(a)(b)	6.8
		€3,233.3	CHF	3,602.9	(a)(b)	4.7
		€707.0	PLN	2,999.5		3.1
	CHF	740.0		€701.1		1.8

Telenet		$3,940.0		€3,489.6	(a)	5.8
		€45.2		$50.0	(c)	3.8
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to March 31, 2021. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes amounts subject to a 0.0% floor.

(c)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At March 31, 2021, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $53.1 million.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at March 31, 2021:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$8,996.6	(a)	3.8	$4,713.8	4.7

Telenet	$3,389.0	(a)	4.0	$1,676.7	2.5
_______________

(a)Includes forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At March 31, 2021, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at March 31, 2021:

	Notional amount due from counterparty		Weighted average remaining life
	in millions		in years

UPC Holding	$3,300.0	(a)	0.4

Telenet	$2,295.0	(a)	0.8
______________

(a)Includes amounts subject to a 0.0% floor.

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At March 31, 2021, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $470.0 million and $7,839.3 million, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase to borrowing costs at March 31, 2021 (a)

UPC Holding	0.30%
Telenet	0.36%
Total increase to borrowing costs	0.31%
_______________

(a)Represents the effect of derivative instruments in effect at March 31, 2021 and does not include forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of March 31, 2021, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $1.5 billion.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of March 31, 2021 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting and impairment assessments. The nonrecurring valuations associated with acquisition accounting primarily include the valuation of reporting units, customer relationship and other intangible assets and property and equipment. Unless a reporting unit has a readily determinable fair value, the valuation of reporting units is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the three months ended March 31, 2021 and 2020, we did not perform any significant nonrecurring fair value measurements.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at March 31, 2021 using:
Description	March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$425.2	$—	$425.2	$—
Equity-related derivative instruments	140.4	—	—	140.4
Foreign currency forward and option contracts	6.7	—	6.7	—
Other	0.2	—	0.2	—
Total derivative instruments	572.5	—	432.1	140.4
Investments:
SMAs	1,961.2	426.0	1,535.2	—
Other investments	1,667.8	961.6	87.5	618.7
Total investments	3,629.0	1,387.6	1,622.7	618.7
Total assets	$4,201.5	$1,387.6	$2,054.8	$759.1

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$773.8	$—	$773.8	$—
Foreign currency forward and option contracts	54.8	—	54.8	—
Other	0.1	—	0.1	—
Total liabilities	$828.7	$—	$828.7	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

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

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2021	$519.6	$—	$280.9	$800.5
Gains included in earnings (a):
Realized and unrealized gains on derivative instruments, net	—	179.4	24.5	203.9
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	100.9	—	—	100.9
Partial settlement of ITV Collar (b)	—	—	(164.9)	(164.9)
Additions	4.3	—	—	4.3
Reclassification of asset to held for sale (c)	—	(179.4)	—	(179.4)
Foreign currency translation adjustments and other, net	(6.1)	—	(0.1)	(6.2)
Balance of net assets at March 31, 2021	$618.7	$—	$140.4	$759.1
_______________

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(a)Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of March 31, 2021.

(b)For additional information regarding the ITV Collar, see note 5.

(c)Represents the reclassification of the derivative assets associated with the U.K. JV Entities as of March 31, 2021 to assets held for sale. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	March 31, 2021	December 31, 2020
	in millions

Distribution systems	$9,893.0	$10,264.0
Customer premises equipment	1,719.4	1,800.4
Support equipment, buildings and land	4,132.1	4,491.9
Total property and equipment, gross	15,744.5	16,556.3
Accumulated depreciation	(8,192.4)	(8,502.2)
Total property and equipment, net	$7,552.1	$8,054.1

During the three months ended March 31, 2021 and 2020, we recorded non-cash increases to our property and equipment related to vendor financing arrangements (including amounts related to the U.K. JV Entities) of $328.2 million and $370.9 million, respectively, which exclude related value-added taxes (VAT) of $41.4 million and $63.6 million, respectively, that were also financed under these arrangements.

Goodwill

Changes in the carrying amount of our goodwill during the three months ended March 31, 2021 are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Foreign currency translation adjustments and other	March 31, 2021
	in millions

Switzerland	$6,816.0	$0.4	$(412.0)	$6,404.4
Belgium	2,783.7	—	(108.3)	2,675.4
Central and Eastern Europe	570.2	—	(28.9)	541.3
U.K./Ireland	296.2	—	(11.5)	284.7
Central and Corporate	0.6	—	—	0.6
Total	$10,466.7	$0.4	$(560.7)	$9,906.4

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	March 31, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,287.9	$(327.5)	$1,960.4	$2,426.6	$(246.4)	$2,180.2
Other	1,031.8	(374.4)	657.4	1,072.1	(366.3)	705.8
Total	$3,319.7	$(701.9)	$2,617.8	$3,498.7	$(612.7)	$2,886.0

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	March 31, 2021			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	March 31, 2021	December 31, 2020
		in millions

UPC Holding Bank Facility (c)	3.29%	€716.6	$842.0	$4,710.0	$4,767.1
UPCB SPE Notes	3.80%	—	—	1,339.5	1,393.7
UPC Holding Senior Notes	4.58%	—	—	1,233.2	1,261.5
Telenet Credit Facility (d)	2.16%	€555.0	652.1	3,599.3	3,652.0
Telenet Senior Secured Notes	4.72%	—	—	1,634.5	1,660.2
Vendor financing (e)	2.23%	—	—	1,077.3	1,142.9
ITV Collar Loan	0.90%	—	—	138.4	415.9
Other	7.06%	—	—	157.6	266.3
Total debt before deferred financing costs, discounts and premiums (f)	3.27%		$1,494.1	$13,889.8	$14,559.6

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	March 31, 2021	December 31, 2020
	in millions

Total debt before deferred financing costs, discounts and premiums	$13,889.8	$14,559.6
Deferred financing costs, discounts and premiums, net	(111.9)	(118.4)
Total carrying amount of debt	13,777.9	14,441.2
Finance lease obligations (note 10)	526.5	556.5
Total debt and finance lease obligations	14,304.4	14,997.7
Current maturities of debt and finance lease obligations	(1,059.0)	(1,130.4)
Long-term debt and finance lease obligations	$13,245.4	$13,867.3
_______________

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(a)Represents the weighted average interest rate in effect at March 31, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.67% at March 31, 2021. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at March 31, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At March 31, 2021, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity was available to be borrowed under each of the respective subsidiary facilities, and based on the most restrictive applicable leverage-based restricted payment tests, there were no additional restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. Upon completion of the relevant March 31, 2021 compliance reporting requirements, we expect the full amount of unused borrowing capacity will continue to be available under each of the respective subsidiary facilities, with no additional restriction to loan or distribute. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to March 31, 2021, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

(c)Unused borrowing capacity under the UPC Holding Bank Facility comprises (i) €500.0 million ($587.5 million) under the UPC Revolving Facility and (ii) €216.6 million ($254.5 million) equivalent under the Revolving Facility, part of which has been made available as an ancillary facility. The UPC Revolving Facility and the Revolving Facility were each undrawn at March 31, 2021. Subsequent to March 31, 2021, commitments under the Revolving Facility were cancelled in full and certain lenders under the Revolving Facility became lenders under the UPC Revolving Facility or increased their commitments under the UPC Revolving Facility, in each case, by a corresponding amount in aggregate. Accordingly, the UPC Revolving Facility, as increased, provides for maximum borrowing capacity equivalent to €736.4 million ($865.2 million).

(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($599.2 million) under the Telenet Revolving Facility I, (ii) €25.0 million ($29.4 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.5 million) under the Telenet Revolving Facility, each of which were undrawn at March 31, 2021.

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

(f)As of March 31, 2021 and December 31, 2020, our debt had an estimated fair value of $14.0 billion and $14.7 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy) or, when quoted market prices are unavailable or not considered indicative of fair value, discounted cash flow models (mostly Level 2 of the fair value hierarchy). The discount rates used in the cash flow models are based on the market interest rates and estimated credit spreads of the applicable entity, to the extent available, and other relevant factors. For additional information regarding fair value hierarchies, see note 7.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Financing Transactions - General Information

At March 31, 2021, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and Virgin Media, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first three months of 2021. A portion of our financing transactions may include non-cash borrowings and repayments. During the three months ended March 31, 2021 and 2020, non-cash borrowings and repayments aggregated nil and $3.5 billion, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

UPC Holding Financing Transactions

In April 2021, UPC Holding issued $1,250.0 million principal amount of U.S. dollar-denominated senior secured notes (the 2031 UPC Senior Secured Notes) and used the proceeds to fund UPC Facility AZ, an additional facility under the UPC Holding Bank Facility. UPC Facility AZ was issued at par, matures on July 15, 2031 and bears interest at a rate of 4.875%. The net proceeds from UPC Facility AZ, together with existing cash, were used to prepay (i) in full the €540.0 million ($634.5 million) outstanding principal amount under UPC Facility AK, together with accrued and unpaid interest and the related prepayment premiums which, in turn, was used to redeem in full the €540.0 million outstanding principal amount of UPCB Finance IV Euro Notes on behalf of UPCB Finance IV, and (ii) $600.0 million of the $2,600.0 million outstanding aggregate principal amount under UPC Facility AV and UPC Facility AV2 (as defined and described below).

In April 2021, UPC Holding (i) increased its commitments under UPC Facility AV and UPC Facility AW by entering into an additional (a) $1,300.0 million term loan facility (UPC Facility AV2) and (b) €400.0 million ($470.0 million) term loan facility (UPC Facility AW2), respectively, and (ii) entered into an agreement with certain financial institutions to provide (1) a $1,925.0 million term loan facility (UPC Facility AX) and (2) a €862.5 million ($1,013.4 million) term loan facility (UPC Facility AY). UPC Facility AV2 and UPC Facility AW2 were each issued at par, with terms consistent to those of UPC Facility AV and UPC Facility AW, respectively. UPC Facility AX will be issued at 99.0% of par, mature on January 31, 2029 and bear interest at a rate of LIBOR + 3.0%, subject to a LIBOR floor of 0.0%. UPC Facility AY will be issued at 99.75% of par, mature on January 31, 2029 and bear interest at a rate of EURIBOR + 3.0%, subject to a EURIBOR floor of 0.0%. The proceeds from UPC Facility AV2 and UPC Facility AW2 were used to prepay in full the (A) $1,300.0 million outstanding principal amount under UPC Facility AV1 and (B) €400.0 million outstanding principal amount under UPC Facility AW1, respectively. The proceeds from UPC Facility AX and UPC Facility AY will be used to prepay in full the (I) $2,000.0 million outstanding aggregate principal amount under UPC Facility AV and UPC Facility AV2 and (II) €800.0 million ($940.0 million) outstanding aggregate principal amount under UPC Facility AW and UPC Facility AW2. Any remaining proceeds can be used for general corporate purposes.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Maturities of Debt

Maturities of our debt as of March 31, 2021 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on March 31, 2021 exchange rates.

	UPC Holding (a)	Telenet	Other (b)	Total
	in millions

Year ending December 31:
2021 (remainder of year)	$251.6	$353.8	$106.6	$712.0
2022	124.0	84.3	231.8	440.1
2023	—	11.6	67.1	78.7
2024	—	11.5	18.9	30.4
2025	—	11.5	1.2	12.7
2026	—	11.6	—	11.6
Thereafter	7,282.7	5,321.6	—	12,604.3
Total debt maturities (c)	7,658.3	5,805.9	425.6	13,889.8
Deferred financing costs, discounts and premiums, net	(95.0)	(16.5)	(0.4)	(111.9)
Total debt	$7,563.3	$5,789.4	$425.2	$13,777.9
Current portion	$375.6	$426.0	$184.7	$986.3
Noncurrent portion	$7,187.7	$5,363.4	$240.5	$12,791.6
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

(b)Amounts include $138.4 million related to the ITV Collar Loan, which, as described in note 5, was fully repaid in April 2021.

(c)Amounts include vendor financing obligations of $1,077.3 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2021 (remainder of year)	$251.6	$342.2	$106.6	$700.4
2022	124.0	72.3	93.4	289.7
2023	—	—	67.1	67.1
2024	—	—	18.9	18.9
2025	—	—	1.2	1.2
Total vendor financing maturities	$375.6	$414.5	$287.2	$1,077.3
Current portion	$375.6	$414.5	$139.9	$930.0
Noncurrent portion	$—	$—	$147.3	$147.3

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	March 31, 2021	December 31, 2020
	in millions

ROU assets:
Finance leases (a)	$468.6	$477.8
Operating leases (b)	1,338.4	1,454.7
Total ROU assets	$1,807.0	$1,932.5

Lease liabilities:
Finance leases (c)	$526.5	$556.5
Operating leases (d)	1,340.0	1,447.7
Total lease liabilities	$1,866.5	$2,004.2
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At March 31, 2021, the weighted average remaining lease term for finance leases was 22.8 years and the weighted average discount rate was 6.0%. During the three months ended March 31, 2021 and 2020, we recorded non-cash additions to our finance lease ROU assets (including amounts related to the U.K. JV Entities) of $9.7 million and $11.1 million, respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At March 31, 2021, the weighted average remaining lease term for operating leases was 12.6 years and the weighted average discount rate was 5.8%. During the three months ended March 31, 2021 and 2020, we recorded non-cash additions to our operating lease ROU assets (including amounts related to the U.K. JV Entities) of $32.9 million and $33.9 million, respectively.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

A summary of our aggregate lease expense is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Finance lease expense:
Depreciation and amortization	$19.8	$21.7
Interest expense	8.6	8.1
Total finance lease expense	28.4	29.8
Operating lease expense (a)	64.6	35.8
Short-term lease expense (a)	2.2	1.8
Variable lease expense (b)	1.5	1.3
Total lease expense	$96.7	$68.7
_______________

(a)Our operating lease expense and short-term lease expense are included in programming and other direct costs of services, other operating expenses, SG&A expenses and impairment, restructuring and other operating items in our condensed consolidated statements of operations.

(b)Variable lease expense represents payments made to a lessor during the lease term that vary because of a change in circumstance that occurred after the lease commencement date. Variable lease payments are expensed as incurred and are included in other operating expenses in our condensed consolidated statements of operations.

A summary of our cash outflows from operating and finance leases is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$80.4	$38.9
Operating cash outflows from finance leases	8.6	8.1
Financing cash outflows from finance leases	18.3	39.2
Total cash outflows from operating and finance leases	$107.3	$86.2

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

Maturities of our operating and finance lease liabilities as of March 31, 2021 are presented below. Amounts represent U.S. dollar equivalents based on March 31, 2021 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2021 (remainder of year)	$140.5	$77.6
2022	191.0	95.3
2023	177.8	98.9
2024	160.1	60.6
2025	146.4	57.3
2026	134.0	52.3
Thereafter	988.9	234.2
Total payments	1,938.7	676.2
Less: present value discount	(598.7)	(149.7)
Present value of lease payments	$1,340.0	$526.5
Current portion	$174.3	$72.7
Noncurrent portion	$1,165.7	$453.8

(11)    Income Taxes

Income tax expense attributable to our earnings before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended March 31,
	2021	2020
	in millions

Computed “expected” tax expense (a)	$(306.1)	$(192.1)
Non-deductible or non-taxable foreign currency exchange results	119.7	153.6
Change in valuation allowances	34.5	(88.7)
International rate differences (b)	(23.9)	(16.1)
Recognition of previously unrecognized tax benefits	20.5	—
Non-deductible or non-taxable interest and other items	(15.7)	(20.4)
Tax benefit associated with technology innovation (c)	5.8	44.8
Enacted tax law and rate changes	(0.3)	36.1
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (d)	0.2	3.1
Other, net	(5.2)	(0.4)
Total income tax expense	$(170.5)	$(80.1)
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 19.0% for the 2021 period and 17.5% for the 2020 period. The statutory rate for the 2020 period represents the blended rate in effect for the year ended December 31, 2020 based on the 19.0% statutory rate that was in effect for the first quarter of 2020 and the 17.0% statutory rate that was expected to be in effect for the remainder of 2020. On July 22, 2020, legislation was enacted in the U.K. to maintain the corporate income tax rate at 19.0%, reversing previous legislation that had reduced the U.K. rate to 17.0% from April 1, 2020. The impact

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

of this rate change on our deferred balances was recorded during the third quarter of 2020. In March 2021, it was announced that the U.K. corporate tax rate will increase to 25% from April 1, 2023. This U.K. rate change has yet to be enacted and the impact on our deferred tax balances will not be recorded until the quarter of enactment.

(b)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

(c)Amount reflects the recognition of the innovation income tax deduction in Belgium. The amount for the 2020 period includes the one-time effect of deductions related to prior periods.

(d)These amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings.
As of March 31, 2021, our unrecognized tax benefits of $573.4 million included $390.2 million of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of March 31, 2021. The amount of any such reductions could range up to $147.0 million, substantially all of which would not have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, the Netherlands, Poland, the U.K. and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(12)    Equity

Share Repurchases. During the three months ended March 31, 2021, we repurchased (i) 666,600 shares of our class A ordinary shares at an average price per share of $24.43 and (ii) 12,211,300 shares of our class C ordinary shares at an average price per share of $25.15, for an aggregate purchase price of $323.4 million, including direct acquisition costs. At March 31, 2021, the remaining amount authorized for share repurchases was $678.4 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Liberty Global:
Performance-based incentive awards (a)	$24.0	$27.7
Non-performance based incentive awards	25.4	18.3
Other (b)	7.4	6.2
Total Liberty Global	56.8	52.2
Other	6.6	3.0
Total	$63.4	$55.2
Included in:
Other operating expense	$1.2	$0.7
SG&A expense	62.2	54.5
Total	$63.4	$55.2
_______________

(a)Includes share-based compensation expense related to performance-based restricted share units (PSUs).

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

The following table provides the aggregate number of options, share appreciation rights (SARs) and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of March 31, 2021:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted Average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted Average exercise or base price

Held by Liberty Global employees:
Outstanding	23,236,280	$27.14	50,958,171	$26.02
Exercisable	12,093,245	$32.07	28,036,342	$30.22

Held by former Liberty Global employees (b):
Outstanding	1,413,040	$34.11	3,140,085	$32.23
Exercisable	1,396,581	$34.09	3,107,117	$32.21
_______________

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(a)Amounts represent the gross number of shares associated with option, SAR and PSAR awards issued to our current and former employees and our directors. Our company settles SARs and PSARs on a net basis when exercised by the award holder, whereby the number of shares issued represents the excess value of the award based on the market price of the respective Liberty Global shares at the time of exercise relative to the award’s exercise price. In addition, the number of shares issued is further reduced by the amount of the employee’s required income tax withholding.

(b)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Although future exercises of these awards by former employees will not result in the recognition of share-based compensation expense, such exercises will increase the number of our outstanding ordinary shares.

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of March 31, 2021. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class B	Class C

Held by Liberty Global employees:
RSUs	2,325,394	—	4,653,691
PSUs	1,761,952	660,000	3,523,923

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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended
	March 31,
	2021	2020

Weighted average ordinary shares outstanding (basic EPS computation)	575,114,550	630,472,769
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	9,507,525	1,305,793
Weighted average ordinary shares outstanding (diluted EPS computation)	584,622,075	631,778,562

During the three months ended March 31, 2021 and 2020, a total of 51.6 million and 59.7 million options, SARs and RSUs, respectively, and 16.9 million and 22.2 million PSARs and PSUs, respectively, were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of March 31, 2021. Due to the held-for-sale presentation of the U.K. JV Entities at March 31, 2021, the contractual commitments of these entities have been shown separately in the table below. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4. The commitments included in this table do not reflect any liabilities that are included on our March 31, 2021 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter	Total
	in millions

Network and connectivity commitments	$154.6	$89.6	$85.5	$52.8	$50.9	$41.7	$697.1	$1,172.2
Purchase commitments	391.5	185.4	47.4	16.0	11.3	5.5	—	657.1
Programming commitments	205.3	177.7	74.3	39.5	32.5	14.6	2.4	546.3
Other commitments	34.6	57.4	27.7	1.8	1.5	0.9	1.8	125.7
Total	$786.0	$510.1	$234.9	$110.1	$96.2	$62.7	$701.3	$2,501.3

U.K. JV Entities	$1,415.5	$601.1	$58.9	$5.9	$4.6	$3.9	$16.2	$2,106.1

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs (including amounts related to the U.K. JV Entities) aggregated $499.7 million and $468.2 million during the three months ended March 31, 2021 and 2020, respectively.

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
March 31, 2021
(unaudited)

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the three months ended March 31, 2021 and 2020, see note 6.

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
March 31, 2021
(unaudited)

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

Telekom Deutschland Litigation. On December 28, 2012, Unitymedia GmbH (Unitymedia) filed a lawsuit against Telekom Deutschland GmbH (Telekom Deutschland) in which Unitymedia asserts that it pays excessive prices for the co-use of Telekom Deutschland’s cable ducts in Unitymedia’s footprint. The Federal Network Agency approved rates for the co-use of certain ducts of Telekom Deutschland in March 2011. Based in part on these approved rates, Unitymedia sought a reduction of the annual lease fees by approximately five-sixths. In addition, Unitymedia is seeking the return of similarly calculated overpayments from 2009 through the ultimate settlement date, plus accrued interest. In October 2016, the first instance court dismissed this action, and in March 2018, the court of appeal dismissed Unitymedia’s appeal of the first instance court’s decision and did not grant permission to appeal further to the Federal Court of Justice. Unitymedia has filed a motion with the Federal Court of Justice to grant permission to appeal. The resolution of this matter may take several years and no assurance can be given that Unitymedia’s claims will be successful. In connection with our sale of our former operations in Germany, Romania, Hungary and the Czech Republic to Vodafone (the Vodafone Disposal Group), we will only share in 50% of any amounts recovered, plus 50% of the net present value of certain cost savings in future periods that are attributable to the favorable resolution of this matter, less 50% of associated legal or other third-party fees paid post-completion of the sale of the Vodafone Disposal Group. Any amount we may recover related to this matter will not be reflected in our consolidated financial statements until such time as the final disposition of this matter has been reached.

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
March 31, 2021
(unaudited)

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

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of €70.5 million ($82.8 million). The value of the amounts claimed by the UPC Austria Sale Counterparties has since increased to €106.2 million ($124.8 million). No amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated and (ii) there are significant factual matters to be resolved. We intend to vigorously defend this matter.

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

In 2019, the U.K. Office of Communications regulatory authority issued new regulatory requirements originating from the European Electronic Communications Code, that, effective from February 2020, obligate us to (i) alert customers who are approaching the end of a minimum contract term to the fact that their contract period is coming to an end and to set out the best new price that the provider can offer them and (ii) once a year, alert customers who are out of contract to that fact and again confirm the best new price the provider can offer them. In both cases, we must also set out the price available to new customers for an equivalent service offering. These new requirements adversely impacted our revenue in the U.K. during the first quarter of 2021 and we expect additional and potentially more significant adverse impacts on our operating results in the U.K. in future periods. For additional information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of our Reportable Segments.

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
March 31, 2021
(unaudited)

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

Adjusted EBITDA is the primary measure used by our chief operating decision maker to evaluate segment operating performance and is also a key factor that is used by our internal decision makers to (i) determine how to allocate resources to segments and (ii) evaluate the effectiveness of our management for purposes of annual and other incentive compensation plans. As we use the term, “Adjusted EBITDA” is defined as net earnings (loss) before net income tax benefit (expense), other non-operating income or expenses, net share of results of affiliates, net gains (losses) on extinguishment of debt, net realized and unrealized gains (losses) due to changes in fair value of certain investments and debt, net foreign currency gains (losses), net gains (losses) on derivative instruments, net interest expense, depreciation and amortization, share-based compensation, provisions and provision releases related to significant litigation and impairment, restructuring and other operating items. Other operating items include (a) gains and losses on the disposition of long-lived assets, (b) third-party costs directly associated with successful and unsuccessful acquisitions and dispositions, including legal, advisory and due diligence fees, as applicable, and (c) other acquisition-related items, such as gains and losses on the settlement of contingent consideration. Our internal decision makers believe Adjusted EBITDA is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to (1) readily view operating trends, (2) perform analytical comparisons and benchmarking between segments and (3) identify strategies to improve operating performance in the different countries in which we operate. A reconciliation of net earnings or loss to Adjusted EBITDA is presented below.

As of March 31, 2021, our reportable segments are as follows:

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
March 31, 2021
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

	Revenue
	Three months ended March 31,
	2021	2020
	in millions

U.K./Ireland	$1,770.7	$1,620.6
Belgium	772.7	718.1
Switzerland	841.8	316.8
Central and Eastern Europe	128.6	119.1
Central and Corporate	102.7	101.2
Intersegment eliminations	(1.2)	—
Total	$3,615.3	$2,875.8

VodafoneZiggo JV	$1,217.0	$1,097.1

	Adjusted EBITDA
	Three months ended March 31,
	2021	2020
	in millions

U.K./Ireland	$692.6	$655.4
Belgium	371.8	331.6
Switzerland	281.6	134.1
Central and Eastern Europe	57.0	54.3
Central and Corporate	(35.7)	(25.1)
Total	$1,367.3	$1,150.3

VodafoneZiggo JV	$565.2	$502.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

The following table provides a reconciliation of net earnings to Adjusted EBITDA:

	Three months ended March 31,
	2021	2020
	in millions

Net earnings	$1,440.3	$1,017.7
Income tax expense	170.5	80.1
Other income, net	(10.1)	(52.4)
Share of results of affiliates, net	(1.7)	(33.4)
Losses on debt extinguishment, net	—	54.5
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(194.6)	529.8
Foreign currency transaction gains, net	(303.1)	(391.7)
Realized and unrealized gains on derivative instruments, net	(811.1)	(1,237.3)
Interest expense	335.1	313.3
Operating income	625.3	280.6
Impairment, restructuring and other operating items, net	44.4	31.0
Depreciation and amortization	634.2	783.5
Share-based compensation expense	63.4	55.2
Adjusted EBITDA	$1,367.3	$1,150.3

Property and Equipment Additions of our Reportable Segments

The property and equipment additions of our reportable segments (including capital additions financed under vendor financing or finance lease arrangements) are presented below and reconciled to the capital expenditure amounts included in our condensed consolidated statements of cash flows. For additional information concerning capital additions financed under vendor financing and finance lease arrangements, see notes 8 and 10, respectively.

	Three months ended March 31,
	2021	2020
	in millions

U.K./Ireland	$351.4	$346.6
Belgium	153.4	141.6
Switzerland	154.2	69.2
Central and Eastern Europe	17.6	18.9
Central and Corporate (a)	70.0	78.1
Total property and equipment additions	746.6	654.4
Assets acquired under capital-related vendor financing arrangements	(328.2)	(370.9)
Assets acquired under finance leases	(9.7)	(11.1)
Changes in current liabilities related to capital expenditures	67.1	75.4
Total capital expenditures, net	$475.8	$347.8

Property and equipment additions - VodafoneZiggo JV	$234.5	$245.4

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

_______________

(a)Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments.

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$926.8	$796.8
Video	745.1	683.1
Fixed-line telephony	357.2	338.2
Total subscription revenue	2,029.1	1,818.1
Non-subscription revenue	56.7	53.0
Total residential cable revenue	2,085.8	1,871.1
Residential mobile revenue (c):
Subscription revenue (b)	481.3	235.9
Non-subscription revenue	280.4	145.3
Total residential mobile revenue	761.7	381.2
Total residential revenue	2,847.5	2,252.3
B2B revenue (d):
Subscription revenue	147.9	124.6
Non-subscription revenue	456.3	349.5
Total B2B revenue	604.2	474.1
Other revenue (e)	163.6	149.4
Total	$3,615.3	$2,875.8
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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
March 31, 2021
(unaudited)

(d)B2B subscription revenue represents revenue from services to certain small or home office (SOHO) subscribers. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (i) revenue from business broadband internet, video, fixed-line telephony, mobile and data services offered to medium to large enterprises and, on a wholesale basis, to other operators and (ii) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) broadcasting revenue in Belgium and Ireland, (ii) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV and (iii) revenue earned from transitional and other services provided to various third parties.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

U.K.	$1,635.0	$1,496.4
Belgium	772.7	718.1
Switzerland	841.8	316.8
Ireland	135.7	124.2
Poland	115.6	106.7
Slovakia	13.0	12.4
Other, including intersegment eliminations	101.5	101.2
Total	$3,615.3	$2,875.8

VodafoneZiggo JV (the Netherlands)	$1,217.0	$1,097.1

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis, which should be read in conjunction with our condensed consolidated financial statements and the discussion and analysis included in our 10-K, is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and is organized as follows:

•Forward-looking Statements. This section provides a description of certain factors that could cause actual results or events to differ materially from anticipated results or events.
•Overview. This section provides a general description of our business and recent events.
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2021 and 2020.
•Material Changes in Financial Condition. This section provides an analysis of our corporate and subsidiary liquidity, condensed consolidated statements of cash flows and contractual commitments.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2021.
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
•consumer acceptance of our existing service offerings, including our broadband internet, cable television, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and services that we may offer in the future;
•our ability to manage rapid technological changes;

•our ability to maintain or increase the number of subscriptions to our broadband internet, cable television, fixed-line telephony and mobile service offerings and our average revenue per household;
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
•the ability of suppliers and vendors (including our third-party wireless network providers under our mobile virtual network operator arrangements) to timely deliver quality products, equipment, software, services and access;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our operations comprise businesses that provide residential and B2B communications services in (i) the U.K. through Virgin Media, (ii) Ireland through another wholly-owned subsidiary, (iii) Belgium through Telenet and (iv) Switzerland, Poland and Slovakia through UPC Holding. In addition, we own a 50% noncontrolling interest in the VodafoneZiggo JV, which provides residential and B2B communications services in the Netherlands.

Effective May 7, 2020, in connection with the pending formation of the U.K. JV, we began accounting for the U.K. JV Entities as held for sale. Accordingly, the assets and liabilities of the U.K. JV Entities are included in assets held for sale and liabilities associated with assets held for sale, respectively, on our March 31, 2021 condensed consolidated balance sheet. Consistent with the applicable guidance, we have not reflected similar reclassifications in our condensed consolidated statements of operations or cash flows. For further information regarding the pending formation of the U.K. JV, see note 4 to our condensed consolidated financial statements.

Operations

At March 31, 2021, our consolidated operations owned and operated networks that passed 26,461,000 homes and served 11,341,700 fixed-line customers and 8,622,000 mobile subscribers.
We currently are engaged in certain network extension programs across our footprint, which we collectively refer to as the “Network Extensions.” During the first three months of 2021, pursuant to the Network Extensions, we connected approximately 113,000 additional residential and commercial premises (excluding upgrades) to our two-way networks, including approximately 80,000 residential and commercial premises connected by Virgin Media in the U.K. and Ireland. Depending on a variety of factors, including the financial and operational results of these programs, the Network Extensions may be continued, modified or cancelled at our discretion.

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

The global COVID-19 pandemic continues to adversely impact the economies of the countries in which we operate. However, during the first quarter of 2021, the adverse impact on our company continued to be relatively minimal as demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods. For further information regarding the COVID-19 pandemic, see the discussion under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview included in our 2020 Annual Report on Form 10-K, as amended. For additional information regarding the impact of COVID-19 on our results of operations for the three months ended March 31, 2021, see Discussion and Analysis of our Reportable Segments below.

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which is the Sunrise Acquisition on November 11, 2020. For further information, see note 4 to our condensed consolidated financial statements.

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

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the three months ended March 31, 2021 was to the British pound sterling, euro and Swiss franc as 45.2%, 28.3% and 23.3% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling, euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three months ended March 31, 2021 and 2020. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for three months ended March 31, 2021 and 2020 at the end of this section.

Consolidated Adjusted EBITDA is a non-GAAP measure, which we believe is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to readily view operating trends from a consolidated view. Investors should view consolidated Adjusted EBITDA as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. The following table provides a reconciliation of net earnings to Adjusted EBITDA:

	Three months ended March 31,
	2021	2020
	in millions

Net earnings	$1,440.3	$1,017.7
Income tax expense	170.5	80.1
Other income, net	(10.1)	(52.4)
Share of results of affiliates, net	(1.7)	(33.4)
Losses on debt extinguishment, net	—	54.5
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(194.6)	529.8
Foreign currency transaction gains, net	(303.1)	(391.7)
Realized and unrealized gains on derivative instruments, net	(811.1)	(1,237.3)
Interest expense	335.1	313.3
Operating income	625.3	280.6
Impairment, restructuring and other operating items, net	44.4	31.0
Depreciation and amortization	634.2	783.5
Share-based compensation expense	63.4	55.2
Adjusted EBITDA	$1,367.3	$1,150.3

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

Revenue

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K./Ireland	$1,770.7	$1,620.6	$150.1	9.3	$20.9	1.4
Belgium	772.7	718.1	54.6	7.6	(9.5)	(1.3)
Switzerland	841.8	316.8	525.0	165.7	(16.9)	(5.3)
Central and Eastern Europe	128.6	119.1	9.5	8.0	3.9	3.2
Central and Corporate (a)	102.7	101.2	1.5	1.5	(2.4)	(2.4)
Intersegment eliminations	(1.2)	—	(1.2)	N.M.	(1.2)	N.M.
Total	$3,615.3	$2,875.8	$739.5	25.7	$(5.2)	(0.2)
_______________

N.M. — Not Meaningful.

(a)Amounts primarily include revenue earned from transition and other services provided to the VodafoneZiggo JV and various third parties and the sale of customer premises equipment to the VodafoneZiggo JV. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

U.K./Ireland. The details of the increase in U.K./Ireland’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in (a):
Average number of customers	$18.8	$—	$18.8
ARPU	(47.6)	—	(47.6)
Increase in residential cable non-subscription revenue (b)	—	4.6	4.6
Total increase (decrease) in residential cable revenue	(28.8)	4.6	(24.2)
Increase (decrease) in residential mobile revenue (c)	(0.9)	24.1	23.2
Increase in B2B revenue (d)	5.2	18.0	23.2
Decrease in other revenue	—	(1.3)	(1.3)
Total organic increase (decrease)	(24.5)	45.4	20.9
Impact of FX	100.6	28.6	129.2
Total	$76.1	$74.0	$150.1
_______________

(a)Amount includes the adverse impact of regulated contract notifications, as further described under Legal and Regulatory

Proceedings and Other Contingencies - Other Regulatory Matters in note 15 to our condensed consolidated financial statements.

(b)The increase in residential cable non-subscription revenue is primarily attributable to an increase in installation revenue in the U.K.

(c)The increase in residential mobile non-subscription revenue is primarily attributable to an increase in revenue from mobile handset sales in the U.K.

(d)The increase in B2B subscription revenue is primarily due to an increase in the average number of SOHO customers in the U.K. The increase in B2B non-subscription revenue is primarily attributable to our operations in the U.K., including the net effect of (i) an increase in revenue associated with long-term leases of a portion of our network and (ii) lower revenue from data services.

Belgium. The details of the increase in Belgium’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(5.1)	$—	$(5.1)
ARPU	3.2	—	3.2
Decrease in residential cable non-subscription revenue	—	(0.7)	(0.7)
Total decrease in residential cable revenue	(1.9)	(0.7)	(2.6)
Decrease in residential mobile revenue	(2.1)	(1.3)	(3.4)
Increase (decrease) in B2B revenue (a)	3.5	(7.0)	(3.5)
Total organic decrease	(0.5)	(9.0)	(9.5)
Impact of dispositions	(1.7)	(0.5)	(2.2)
Impact of FX	48.8	17.5	66.3
Total	$46.6	$8.0	$54.6
_______________

(a)The increase in B2B subscription revenue is primarily due to an increase in the average number of SOHO customers. The decrease in B2B non-subscription revenue is primarily attributable to lower interconnect revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies - Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Switzerland. The details of the increase in Switzerland’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Decrease in residential cable subscription revenue due to change in:
Average number of customers	$(12.1)	$—	$(12.1)
ARPU	(0.6)	—	(0.6)
Decrease in residential cable non-subscription revenue (a)	—	(2.7)	(2.7)
Total decrease in residential cable revenue	(12.7)	(2.7)	(15.4)
Increase (decrease) in residential mobile revenue (b)	3.6	(3.4)	0.2
Decrease in B2B revenue	(0.3)	(1.6)	(1.9)
Increase in other revenue	—	0.2	0.2
Total organic decrease	(9.4)	(7.5)	(16.9)
Impact of acquisitions	318.4	168.3	486.7
Impact of FX	39.2	16.0	55.2
Total	$348.2	$176.8	$525.0
_______________

(a)The decrease in residential cable non-subscription is primarily attributable to a decrease in revenue associated with our Swiss sports channels, including a $1.8 million decrease associated with the acceleration of revenue from our distribution partner in the first quarter of 2020 for the broadcast of ice hockey in Switzerland, as further described under Discussion and Analysis of our Consolidated Operating Results — Programming and other direct costs of services below.

(b)The increase in residential mobile subscription revenue is primarily due to an increase in the average number of mobile subscribers. The decrease in residential mobile non-subscription revenue is largely attributable to a decrease in revenue from mobile handset sales.

Central and Eastern Europe. The details of the increase in Central and Eastern Europe’s revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are set forth below:

	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of customers	$2.0	$—	$2.0
ARPU	0.4	—	0.4
Total increase in residential cable revenue	2.4	—	2.4
Increase in residential mobile revenue	0.6	0.1	0.7
Increase in B2B revenue	0.6	0.5	1.1
Decrease in other revenue	—	(0.3)	(0.3)
Total organic increase	3.6	0.3	3.9
Impact of FX	5.2	0.4	5.6
Total	$8.8	$0.7	$9.5

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

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K./Ireland	$692.6	$655.4	$37.2	5.7	$(13.4)	(1.9)
Belgium	371.8	331.6	40.2	12.1	10.6	3.2
Switzerland	281.6	134.1	147.5	110.0	(17.3)	(12.9)
Central and Eastern Europe	57.0	54.3	2.7	5.0	0.2	0.3
Central and Corporate	(35.7)	(25.1)	(10.6)	(42.2)	(2.3)	(9.2)
Total	$1,367.3	$1,150.3	$217.0	18.9	$(22.2)	(1.9)
_______________

N.M. — Not Meaningful.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended March 31,
	2021	2020

U.K./Ireland	39.1%	40.5%
Belgium	48.1%	46.2%
Switzerland	33.5%	42.3%
Central and Eastern Europe	44.3%	45.6%

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments, the Adjusted EBITDA margins presented above include the impact of acquisitions. In this regard, the Sunrise Acquisition had a significant adverse impact on the Adjusted EBITDA margin in Switzerland, as the acquired Sunrise mobile business generates a relatively lower Adjusted EBITDA margin than our legacy cable operations in Switzerland. For discussion of the factors contributing to the changes in the Adjusted EBITDA margins of our consolidated reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below.

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended March 31,		Increase		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$926.8	$796.8	$130.0	16.3	$3.7	0.5
Video	745.1	683.1	62.0	9.1	(12.3)	(1.8)
Fixed-line telephony	357.2	338.2	19.0	5.6	(32.4)	(9.6)
Total subscription revenue	2,029.1	1,818.1	211.0	11.6	(41.0)	(2.3)
Non-subscription revenue	56.7	53.0	3.7	7.0	1.2	2.3
Total residential cable revenue	2,085.8	1,871.1	214.7	11.5	(39.8)	(2.1)
Residential mobile revenue (c):
Subscription revenue (b)	481.3	235.9	245.4	104.0	1.2	0.5
Non-subscription revenue	280.4	145.3	135.1	93.0	19.5	13.4
Total residential mobile revenue	761.7	381.2	380.5	99.8	20.7	5.4
Total residential revenue	2,847.5	2,252.3	595.2	26.4	(19.1)	(0.8)
B2B revenue (d):
Subscription revenue	147.9	124.6	23.3	18.7	9.0	7.2
Non-subscription revenue	456.3	349.5	106.8	30.6	6.8	1.9
Total B2B revenue	604.2	474.1	130.1	27.4	15.8	3.3
Other revenue (e)	163.6	149.4	14.2	9.5	(1.9)	(1.3)
Total	$3,615.3	$2,875.8	$739.5	25.7	$(5.2)	(0.2)
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $77.6 million and $59.6 million during the three months ended March 31, 2021 and 2020, respectively.

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

(e)Other revenue includes, among other items, (i) broadcasting revenue in Belgium and Ireland, (ii) revenue earned from the JV Services and the sale of customer premises equipment to the VodafoneZiggo JV and (iii) revenue earned from transitional and other services provided to various third parties.

Total revenue. Our consolidated revenue increased $739.5 million or 25.7% during the three months ended March 31, 2021, as compared to the corresponding period in 2020. This increase includes an increase of $486.7 million attributable to the impact of the Sunrise Acquisition. On an organic basis, our consolidated revenue decreased $5.2 million or 0.2%.

Residential revenue. The details of the increase in our consolidated residential revenue during the three months ended March 31, 2021, as compared to the corresponding period in 2020, are as follows (in millions):

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$7.7
ARPU	(48.7)
Increase in residential cable non-subscription revenue	1.2
Total decrease in residential cable revenue	(39.8)
Increase in residential mobile subscription revenue	1.2
Increase in residential mobile non-subscription revenue	19.5
Total organic decrease in residential revenue	(19.1)
Impact of acquisitions and dispositions	408.3
Impact of FX	206.0
Total increase in residential revenue	$595.2

On an organic basis, our consolidated residential cable subscription revenue decreased $41.0 million or 2.3% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily attributable to decreases in U.K./Ireland and Switzerland.

On an organic basis, our consolidated residential cable non-subscription revenue increased $1.2 million or 2.3% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily due to the net effect of (i) an increase in U.K./Ireland and (ii) a decrease in Switzerland.

On an organic basis, our consolidated residential mobile subscription revenue increased $1.2 million or 0.5% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily attributable to an increase in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased $19.5 million or 13.4% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily due to an increase in U.K./Ireland.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $9.0 million or 7.2% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily attributable to increases in U.K./Ireland and Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $6.8 million or 1.9% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily due to the net effect of (i) an increase in U.K./Ireland and (ii) a decrease in Belgium.

Other revenue. On an organic basis, our consolidated other revenue decreased $1.9 million or 1.3% during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily attributable to a decrease in Central and Corporate related to revenue earned from the sale of customer premises equipment to the VodafoneZiggo JV.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K./Ireland	$573.3	$516.5	$56.8	11.0	$14.7	2.8
Belgium	179.5	188.9	(9.4)	(5.0)	(25.2)	(13.3)
Switzerland	282.3	86.2	196.1	227.5	(11.4)	(13.2)
Central and Eastern Europe	33.6	29.8	3.8	12.8	2.2	7.4
Central and Corporate	43.6	33.7	9.9	29.4	2.5	7.4
Intersegment eliminations	(1.7)	—	(1.7)	N.M.	—	N.M.
Total	$1,110.6	$855.1	$255.5	29.9	$(17.2)	(2.0)
_______________

N.M. — Not Meaningful.

Our programming and other direct costs of services increased $255.5 million or 29.9% during the three months ended March 31, 2021, as compared to the corresponding period in 2020. This increase includes an increase of $189.6 million attributable to the impact of the Sunrise Acquisition. On an organic basis, our programming and other direct costs of services decreased $17.2 million or 2.0%. This decrease includes the following factors:

•A decrease in interconnect and access costs of $33.7 million or 15.7%, primarily due to lower interconnect and mobile roaming costs in Belgium, U.K./Ireland and Switzerland. Across all of our markets, interconnect and mobile roaming costs have been impacted by changes in usage per subscriber associated with factors such as lower travel and the use of WiFi alternatives during the COVID-19 pandemic;

•An increase in mobile handset and other device costs of $15.6 million or 19.8%, primarily due to (i) a higher average cost per handset sold in U.K./Ireland and (ii) higher sales volumes, as an increase in U.K./Ireland was only partially offset by a decrease in Switzerland; and

•A decrease in programming and copyright costs of $8.9 million or 1.9%, primarily due to lower costs for certain premium and/or basic content, as decreases in Belgium and Switzerland were only partially offset by an increase in U.K./Ireland. The decreases in Belgium and Switzerland include decreases of $10.6 million and $4.1 million, respectively, due to the acceleration of certain costs for sports rights during the first quarter of 2020 as a result of the COVID-19 pandemic. In this respect, certain sports leagues in Belgium and Switzerland were cancelled during 2020. Accordingly, the prepaid amounts for the associated sports rights that were previously scheduled to be expensed during the second quarter of 2020 were recognized during the first quarter of 2020.

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
The details of our other operating expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K./Ireland	$268.1	$241.5	$26.6	11.0	$7.2	3.0
Belgium	114.7	93.2	21.5	23.1	12.0	12.9
Switzerland	106.4	46.4	60.0	129.3	(1.3)	(2.8)
Central and Eastern Europe	18.0	16.4	1.6	9.8	1.0	6.1
Central and Corporate	15.2	21.9	(6.7)	(30.6)	(5.8)	(26.5)
Intersegment eliminations	0.5	—	0.5	N.M.	(1.2)	N.M.
Total other operating expenses excluding share-based compensation expense	522.9	419.4	103.5	24.7	$11.9	2.8
Share-based compensation expense	1.2	0.7	0.5	71.4
Total	$524.1	$420.1	$104.0	24.8
_______________

N.M. — Not Meaningful.

Our other operating expenses (exclusive of share-based compensation expense) increased $103.5 million or 24.7% during the three months ended March 31, 2021, as compared to the corresponding period in 2020. This increase includes an increase of $52.9 million attributable to the impact of the Sunrise Acquisition. On an organic basis, our other operating expenses increased $11.9 million or 2.8%, respectively. This increase includes the following factors:

•An increase in personnel costs of $7.6 million or 6.0%, primarily due to the net effect of (i) higher staffing levels, as an increase in U.K./Ireland was only partially offset by a decrease in Switzerland, (ii) lower costs due to higher capitalizable activities in U.K./Ireland and (iii) higher average costs per employee, primarily due to an increase in U.K./Ireland; and

•An increase in core network and information technology-related costs of $4.6 million or 6.7%, primarily due to (i) higher network maintenance costs in Central and Corporate and (ii) higher information technology-related expenses, primarily due to an increase in U.K./Ireland that was only partially offset by decreases in Switzerland and Central and Corporate.

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

The details of our SG&A expenses are as follows:

	Three months ended March 31,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K./Ireland	$236.7	$207.2	$29.5	14.2	$12.4	6.0
Belgium	106.7	104.4	2.3	2.2	(6.9)	(6.6)
Switzerland	171.5	50.1	121.4	242.3	13.1	26.1
Central and Eastern Europe	20.0	18.6	1.4	7.5	0.5	2.7
Central and Corporate	79.6	70.7	8.9	12.6	3.2	4.5
Total SG&A expenses excluding share-based compensation expense	614.5	451.0	163.5	36.3	$22.3	4.9
Share-based compensation expense	62.2	54.5	7.7	14.1
Total	$676.7	$505.5	$171.2	33.9
_______________

N.M. — Not Meaningful.

Supplemental SG&A expense information

	Three months ended March 31,		Increase		Organic increase
	2021	2020	$	%	$	%
	in millions, except percentages

General and administrative (a)	$474.7	$356.5	$118.2	33.2	$20.0	5.6
External sales and marketing	139.8	94.5	45.3	47.9	2.3	2.4
Total	$614.5	$451.0	$163.5	36.3	$22.3	4.9
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $163.5 million or 36.3% during the three months ended March 31, 2021, as compared to the corresponding period in 2020. This increase includes an increase of $97.0 million attributable to the impact of the Sunrise Acquisition. On an organic basis, our SG&A expenses increased $22.3 million or 4.9%, respectively. This increase includes the following factors:

•An increase in core network and information technology-related costs of $20.0 million or 45.1%, primarily due to higher information technology-related expenses in U.K./Ireland, Central and Corporate and Switzerland;

•An increase in personnel costs of $16.0 million or 7.7%, primarily due to the net effect of (i) higher staffing levels, primarily due to increases in Central and Corporate, Belgium and Switzerland that were only partially offset by a decrease in U.K./Ireland, (ii) lower average costs per employee, primarily due to a decrease in Central and Corporate that was only partially offset by increases in U.K./Ireland and Switzerland, and (iii) an increase in temporary personnel costs in U.K./Ireland; and

•A decrease in business service costs of $8.2 million or 15.5%, primarily due the net effect of (i) a decrease in travel and entertainment expenses as a result of the COVID-19 pandemic, primarily in Central and Corporate and U.K./Ireland and (ii) higher consulting costs, as increases in U.K./Ireland and Switzerland were only partially offset by a decrease in Belgium.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Liberty Global:
Performance-based incentive awards (a)	$24.0	$27.7
Non-performance based incentive awards	25.4	18.3
Other (b)	7.4	6.2
Total Liberty Global	56.8	52.2
Other	6.6	3.0
Total	$63.4	$55.2
Included in:
Other operating expense	$1.2	$0.7
SG&A expense	62.2	54.5
Total	$63.4	$55.2
_______________

(a)Includes share-based compensation expense related to PSUs.

(b)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash.

For additional information regarding our share-based compensation expense, see note 13 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $634.2 million and $783.5 million for the three months ended March 31, 2021 and 2020, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $191.6 million or 24.5% during the three months ended March 31, 2021, respectively, as compared to the corresponding period in 2020. This decrease is primarily due to the net effect of (i) a decrease in U.K./Ireland of $413.5 million as a result of the held-for-sale presentation of the U.K. JV Entities effective May 7, 2020, (ii) an increase due to the Sunrise Acquisition, (iii) a decrease associated with certain assets becoming fully depreciated, primarily in Central and Corporate and Switzerland and (iv) an increase associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Corporate, Switzerland and Belgium. For information regarding the held-for-sale presentation of the U.K. JV Entities, see note 4 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $44.4 million and $31.0 million during the three months ended March 31, 2021 and 2020, respectively.

The amount for the 2021 period includes (i) restructuring charges of $31.3 million, including $28.4 million of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland and Central and Corporate, and (ii) direct acquisition and disposition costs of $18.4 million, primarily related to costs incurred in connection with the pending formation of the U.K. JV.

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

Interest expense

We recognized interest expense of $335.1 million and $313.3 million during the three months ended March 31, 2021 and 2020, respectively, including interest expense of the U.K. JV Entities. Excluding the effects of FX, interest expense decreased $25.7 million or 8.2% during the three months ended March 31, 2021, as compared to the corresponding period in 2020. This decrease is primarily attributable to a lower weighted average interest rate, partially offset by a higher average outstanding debt balance. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended March 31,
	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a)	$784.6	$842.3
Equity-related derivative instruments:
ITV Collar	(10.6)	383.4
Other	35.1	7.0
Total equity-related derivative instruments (b)	24.5	390.4
Foreign currency forward and option contracts	2.1	5.7
Other	(0.1)	(1.1)
Total	$811.1	$1,237.3
_______________

(a)Amounts are attributable to net gains associated with (i) changes in the relative value of certain currencies and (ii)

changes in certain market interest rates. In addition, the gains during the 2021 and 2020 periods include a net gain (loss) of ($39.0 million) and $66.3 million, respectively, resulting from changes in our credit risk valuation adjustments.

(b)The recurring fair value measurements of our equity-related derivative instruments are based on Black-Scholes pricing models.

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

	Three months ended March 31,
	2021	2020
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$382.0	$661.2
U.S. dollar-denominated debt issued by euro functional currency entities	(134.8)	(69.2)
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	90.1	(295.7)
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	87.0
Euro-denominated debt issued by British pound sterling functional currency entities	30.5	22.2
Other	(64.7)	(13.8)
Total	$303.1	$391.7
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

	Three months ended March 31,
	2021	2020
	in millions

Investments:
ITV	$79.8	$(471.9)
Plume	55.1	—
Lionsgate	20.8	(29.4)
EdgeConneX	13.1	—
Other, net	25.8	(26.7)
Total investments	194.6	(528.0)
Debt	—	(1.8)
Total	$194.6	$(529.8)
Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of nil and $54.5 million during the three months ended March 31, 2021 and 2020, respectively.

The loss during the three months ended March 31, 2020 is attributable to (i) the payment of $30.7 million of redemption premiums and (ii) the write-off of $23.8 million of net unamortized deferred financing costs, discounts and premiums.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended March 31,
	2021	2020
	in millions

All3Media	$(9.0)	$(24.9)
Formula E	8.7	(1.2)
VodafoneZiggo JV (a)	4.7	61.1
Other	(2.7)	(1.6)
Total	$1.7	$33.4
_______________

(a)Amounts include the net effect of (i) interest income of $13.4 million and $10.8 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables and (ii) our 50% share of the results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Revenue	$1,217.0	$1,097.1
Adjusted EBITDA	$565.2	$502.8
Operating income	$104.3	$81.4
Non-operating income (expense) (1)	$(125.7)	$43.5
Net earnings (loss)	$(16.1)	$99.7
    _______________

(1)Includes interest expense of $152.2 million and $151.7 million, respectively.

Other income, net

We recognized other income, net, of $10.1 million and $52.4 million for the three months ended March 31, 2021 and 2020, respectively. These amounts include (i) credits related to the non-service components of our net periodic pension costs of $8.6 million and $4.5 million, respectively and (ii) interest and dividend income of $4.0 million and $31.6 million, respectively,. In addition, other income, net for the three months ended March 31, 2020 includes a $15.3 million gain related to certain assets that were contributed to a joint venture.

Income tax expense

We recognized income tax expense of $170.5 million and $80.1 million during the three months ended March 31, 2021 and 2020, respectively.

The income tax expense during the three months ended March 31, 2021 differs from the expected income tax expense of $306.1 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the net positive impact of non-deductible or non-taxable foreign currency exchange results.
The income tax expense during the three months ended March 31, 2020 differs from the expected income tax expense of $192.1 million (based on the U.K. blended income tax rate of 17.5%) primarily due to the net positive impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) tax benefits associated with technology innovation incentives. The net positive impact of these items was partially offset by the net negative impact of a net increase in valuation allowances.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Net earnings

During the three months ended March 31, 2021 and 2020, we reported net earnings of $1,440.3 million and $1,017.7 million, respectively, consisting of (i) operating income of $625.3 million and $280.6 million, respectively, (ii) net non-operating expense of $985.5 million and $817.2 million, respectively, and (iii) income tax expense of $170.5 million and $80.1 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $13.0 million during the three months ended March 31, 2021, as compared to the corresponding period in 2020, primarily attributable to the results of operations of Telenet.

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

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at March 31, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$32.0
Unrestricted subsidiaries (b)	618.4
Total Liberty Global and unrestricted subsidiaries	650.4
Borrowing groups (c):
Telenet	235.0
UPC Holding	32.0
Virgin Media (d)	11.3
Total borrowing groups	278.3
Total cash and cash equivalents	$928.7
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Except as otherwise noted, represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups.

(d)Represents the cash and cash equivalents of the Virgin Media borrowing group, which includes (i) certain subsidiaries of Virgin Media, but excludes the parent entity, Virgin Media Inc., and (ii) the cash and cash equivalents of the U.K. JV Entities, as such cash and cash equivalents will be retained by Liberty Global upon the formation of the U.K. JV and are therefore not classified as held for sale. Amount also excludes proceeds held in escrow associated with certain senior secured notes issued in connection with the pending U.K. JV transaction.

Liquidity of Liberty Global and its unrestricted subsidiaries

The $32.0 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $618.4 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $1,961.2 million of investments held under SMAs, represented available liquidity at the corporate level at March 31, 2021. Our remaining cash and cash equivalents of $278.3 million at March 31, 2021 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at March 31, 2021, see note 9 to our condensed consolidated financial statements.

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

At March 31, 2021, our consolidated cash and cash equivalents balance included $888.7 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include corporate general and administrative expenses and, from time to time, cash requirements in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities, (vi) any funding requirements of our subsidiaries and affiliates or (vii) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $9.9 billion at March 31, 2021 with varying maturity dates).

During the three months ended March 31, 2021, the aggregate amount of our share repurchases was $323.4 million, including direct acquisition costs. At March 31, 2021, the remaining amount authorized for share repurchases was $678.4 million. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at March 31, 2021, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our March 31, 2021 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) programming, studio output and sports rights contracts, (b) certain operating costs associated with our networks and (c) purchase obligations associated with customer premises equipment and certain service-related commitments. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, the majority of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Capitalization

We seek to maintain our debt at levels that provide for attractive equity returns without assuming undue risk. In this regard, we generally seek to cause our operating subsidiaries to maintain their debt at levels that result in a consolidated debt balance (measured using subsidiary debt figures at swapped foreign currency exchange rates, consistent with the covenant calculation requirements of our subsidiary debt agreements) that is between four and five times our consolidated Adjusted EBITDA, although the timing of our acquisitions and financing transactions and the interplay of average and spot foreign currency rates may impact this ratio. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At March 31, 2021, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At March 31, 2021, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $14.4 billion, including $1.1 billion that is classified as current on our condensed consolidated balance sheet and $12.8 billion that is not due until 2027 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at March 31, 2021.

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

Summary. Our condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three months ended
	March 31,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$821.2	$449.8	$371.4
Net cash used by investing activities	(509.4)	(2,349.2)	1,839.8
Net cash used by financing activities	(699.7)	(783.2)	83.5
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(46.3)	(16.2)	(30.1)
Net decrease in cash and cash equivalents and restricted cash	$(434.2)	$(2,698.8)	$2,264.6

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to (i) an increase in cash provided by our Adjusted EBITDA and related working capital items, (ii) an increase in cash provided due to lower cash payments related to derivative instruments and (iii) an increase due to FX. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The decrease in net cash used by our investing activities is primarily attributable to the net effect of (i) a decrease in cash used of $1,988.7 million associated with lower net cash paid for investments, primarily related to our investments held under SMAs, and (ii) an increase in cash used of $128.0 million due to higher capital expenditures. Capital expenditures increased from $347.8 million during the first three months of 2020 to $475.8 million during the first three months of 2021 due to (a) an increase in our net local currency capital expenditures and related working capital movements, including the impact of higher capital-related vendor financing, and (b) an increase due to FX.

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

A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Three months ended March 31,
	2021	2020
	in millions

Property and equipment additions	$746.6	$654.4
Assets acquired under capital-related vendor financing arrangements	(328.2)	(370.9)
Assets acquired under finance leases	(9.7)	(11.1)
Changes in current liabilities related to capital expenditures	67.1	75.4
Capital expenditures, net	$475.8	$347.8

The increase in our property and equipment additions during the three months ended March 31, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, (b) a decrease in expenditures for new build and upgrade projects and (c) an increase in expenditures to support new customer products and operational efficiency initiatives, and (ii) an increase due to FX.

Financing Activities. The decrease in net cash used by our financing activities is primarily attributable to the net effect of (i) a decrease in cash used of $122.1 million due to lower net repayments of debt and finance lease obligations, (ii) an increase in cash used of $111.9 million due to higher repurchases of Liberty Global ordinary shares and (iii) a decrease in cash used of $40.3 million due to lower payments for financing costs and debt premiums.

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

The following table provides the details of our adjusted free cash flow:

	Three months ended March 31,
	2021	2020
	in millions

Net cash provided by operating activities	$821.2	$449.8
Cash payments for direct acquisition and disposition costs	13.2	0.5
Expenses financed by an intermediary (a)	852.3	722.8
Capital expenditures, net	(475.8)	(347.8)
Principal payments on amounts financed by vendors and intermediaries	(1,101.9)	(1,121.0)
Principal payments on certain finance leases	(15.9)	(21.3)
Adjusted free cash flow	$93.1	$(317.0)
_______________

(a)For purposes of our condensed consolidated statements of cash flows, expenses financed by an intermediary are treated as hypothetical operating cash outflows and hypothetical financing cash inflows when the expenses are incurred. When we pay the financing intermediary, we record financing cash outflows in our condensed consolidated statements of cash flows. For purposes of our adjusted free cash flow definition, we add back the hypothetical operating cash outflow when these financed expenses are incurred and deduct the financing cash outflows when we pay the financing intermediary.

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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to March 31, 2021.

The capitalized terms used below have been defined in the notes to our condensed consolidated financial statements. In the following text, the terms “we,” “our,” “our company” and “us” may refer, as the context requires, to Liberty Global or collectively to Liberty Global and its subsidiaries.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of March 31, 2021.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At March 31, 2021, $361.2 million or 38.9%, $310.9 million or 33.5% and $229.4 million or 24.7% of our consolidated cash balances were denominated in euros, British pound sterling and U.S. dollars, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	March 31, 2021	December 31, 2020
Spot rates:
Euro	0.8511	0.8180
British pound sterling	0.7246	0.7325
Swiss franc	0.9421	0.8852
Polish zloty	3.9423	3.7363

	Three months ended
	March 31,
	2021	2020
Average rates:
Euro	0.8296	0.9075
British pound sterling	0.7252	0.7819
Swiss franc	0.9048	0.9683
Polish zloty	3.7690	3.9220

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

Weighted Average Variable Interest Rate. At March 31, 2021, the outstanding principal amount of our variable-rate indebtedness aggregated $9.5 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 2.8%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by

$47.5 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2021:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €461 million ($541 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €385 million ($452 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €112 million ($131 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at March 31, 2021:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €358 million ($420 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €90 million ($106 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of March 31, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$16.1	$58.6	$3.1	$(54.8)	$(99.5)	$(106.6)	$(275.0)	$(458.1)
Principal-related (b)	—	—	63.6	(49.4)	17.9	(27.9)	(26.7)	(22.5)
Other (c)	—	—	2.9	(0.8)	—	—	—	2.1
Total	$16.1	$58.6	$69.6	$(105.0)	$(81.6)	$(134.5)	$(301.7)	$(478.5)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of March 31, 2021. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of March 31, 2021 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II — OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS

From time to time, our subsidiaries and affiliates have become involved in litigation relating to claims arising out of their operations in the normal course of business. For additional information, see note 15 to our condensed consolidated financial statements in Part I of this Quarterly Report on Form 10-Q.

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January 1, 2021 through January 31, 2021:
Class A	—	$—	—	(b)
Class C	3,105,600	$24.92	3,105,600	(b)
February 1, 2021 through February 28, 2021:
Class A	666,600	$24.43	666,600	(b)
Class C	3,039,600	$25.13	3,039,600	(b)
March 1, 2021 through March 31, 2021:
Class A	—	$—	—	(b)
Class C	6,066,100	$25.27	6,066,100	(b)
Total — January 1, 2021 through March 31, 2021:
Class A	666,600	$24.43	666,600	(b)
Class C	12,211,300	$25.15	12,211,300	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b) At March 31, 2021, the remaining amount authorized for share repurchases was $678.4 million.

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

4 — Instruments Defining the Rights of Securities Holders, including Indentures

4.1
Additional Facility AV2 Accession Agreement dated April 12, 2021 and entered into between, among others, UPC Financing Partnership as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 16, 2021 (File No. 001-35961) (the April 16, 2021 8-K).

4.2
Additional Facility AW2 Accession Agreement dated April 12, 2021 and entered into between, among others, UPC Broadband Holding B.V. as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the April 16, 2021 8-K).

4.3
Amended Credit Agreement dated April 12, 2021 and entered into between, amongst others, UPC Broadband as the Upsizing Revolving Facility Lenders (named therein) and The Bank of Nova Scotia as the Facility Agent and Security Agent (incorporated by reference to Exhibit 4.3 to the April 16, 2021 8-K).

4.4
Additional Facility AX Accession Agreement dated April 20, 2021 and entered into between, among others, UPC Financing Partnership as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 26, 2021 (File No. 001-35961) (the April 26, 2021 8-K).

4.5
Additional Facility AY Accession Agreement dated April 20, 2021 and entered into between, among others, UPC Broadband Holding B.V. as the Borrower and The Bank of Nova Scotia as the Facility Agent (incorporated by reference to Exhibit 4.2 to the April 26, 2021 8-K).

4.6
Additional Facility AZ Accession Agreement dated April 21, 2021 and entered into between UPC Broadband Holding B.V. as the Company, UPC Financing Partnership as Borrower, The Bank of Nova Scotia as the Facility Agent and UPC Broadband Finco B.V. as the Additional Facility AZ Lender (incorporated by reference to Exhibit 4.3 to the April 26, 2021 8-K).

10 — Material Contracts

10.1
Liberty Global 2021 Long-Term Equity Incentive Program for executive officers under the Company’s 2021 long-term incentive plan (description of said plan is incorporated by reference to the description thereof included in Item 5.02(e) of the Registrant’s Current Report on Form 8-K filed April 15, 2021 (File No. 001-35961)).

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

LIBERTY GLOBAL PLC

Dated:	May 5, 2021	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	May 5, 2021	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer