Form 10-Q
period 2021-06-30
Liberty Global plc
filed 2021-07-29
CIK 1570585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The number of outstanding ordinary shares of Liberty Global plc as of July 20, 2021 was: 176,571,806 class A ordinary shares, 12,930,839 class B ordinary shares and 366,049,267 class C ordinary shares.

LIBERTY GLOBAL PLC

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
	in millions
ASSETS
Current assets:
Cash and cash equivalents	$874.3	$1,327.2
Trade receivables, net	927.2	1,090.7
Short-term investments (measured at fair value on a recurring basis) (note 5)	2,866.0	1,600.2
Other current assets (notes 3, 4, 5 and 6)	833.4	831.0
Total current assets	5,500.9	4,849.1
Investments and related notes receivable (including $2,331.5 million and $1,865.8 million, respectively, measured at fair value on a recurring basis) (note 5)	20,220.9	5,354.5
Property and equipment, net (notes 8 and 10)	7,585.2	8,054.1
Goodwill (note 8)	10,066.1	10,466.7
Intangible assets subject to amortization, net (note 8)	2,546.3	2,886.0
Assets held for sale (note 4)	63.9	24,282.7
Other assets, net (notes 3, 4, 6, 8 and 10)	2,571.3	3,199.6
Total assets	$48,554.6	$59,092.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(unaudited)

	June 30, 2021	December 31, 2020
	in millions
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$599.2	$618.2
Deferred revenue (note 3)	361.6	430.9
Current portion of debt and finance lease obligations (notes 9 and 10)	982.1	1,130.4
Accrued income taxes (note 11)	139.7	253.6
Derivative instruments (note 6)	209.5	252.7
Other accrued and current liabilities (note 10)	1,900.0	1,781.2
Total current liabilities	4,192.1	4,467.0
Long-term debt and finance lease obligations (notes 9 and 10)	14,274.6	13,867.3
Liabilities associated with assets held for sale (note 4)	118.2	23,197.2
Long-term operating lease liabilities (note 10)	1,175.8	1,267.4
Other long-term liabilities (notes 3, 6 and 13)	2,243.9	2,995.4
Total liabilities	22,004.6	45,794.3

Commitments and contingencies (notes 6, 9, 11 and 15)

Equity (note 12):
Liberty Global shareholders:
Class A ordinary shares, $0.01 nominal value. Issued and outstanding 176,566,406 shares and 181,348,114 shares, respectively	1.8	1.8
Class B ordinary shares, $0.01 nominal value. Issued and outstanding 12,930,839 shares and 12,561,444 shares, respectively	0.1	0.1
Class C ordinary shares, $0.01 nominal value. Issued and outstanding 368,946,495 shares and 386,588,921 shares, respectively	3.7	3.9
Additional paid-in capital	4,698.3	5,271.7
Accumulated earnings	17,205.7	4,692.1
Accumulated other comprehensive earnings, net of taxes	4,972.6	3,693.1
Treasury shares, at cost	(0.1)	(0.1)
Total Liberty Global shareholders	26,882.1	13,662.6
Noncontrolling interests	(332.1)	(364.2)
Total equity	26,550.0	13,298.4
Total liabilities and equity	$48,554.6	$59,092.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	in millions, except per share amounts

Revenue (notes 3, 4, 5 and 16)	$3,105.5	$2,722.9	$6,720.8	$5,598.7
Operating costs and expenses (exclusive of depreciation and amortization, shown separately below):
Programming and other direct costs of services	873.0	715.0	1,983.6	1,570.1
Other operating (note 13)	453.4	401.1	977.5	821.2
Selling, general and administrative (SG&A) (note 13)	626.2	502.1	1,302.9	1,007.6
Depreciation and amortization	580.5	545.7	1,214.7	1,329.2
Impairment, restructuring and other operating items, net	6.9	32.2	51.3	63.2
	2,540.0	2,196.1	5,530.0	4,791.3
Operating income	565.5	526.8	1,190.8	807.4
Non-operating income (expense):
Interest expense	(273.0)	(281.7)	(608.1)	(595.0)
Realized and unrealized gains (losses) on derivative instruments, net (note 6)	(303.1)	(319.7)	508.0	917.6
Foreign currency transaction gains (losses), net	133.3	(478.0)	436.4	(86.3)
Realized and unrealized gains (losses) due to changes in fair values of certain investments and debt, net (notes 5, 7 and 9)	288.1	152.3	482.7	(377.5)
Losses on debt extinguishment, net (note 9)	(90.6)	(165.6)	(90.6)	(220.1)
Share of results of affiliates, net (note 5)	(8.1)	(105.4)	(6.4)	(72.0)
Gain on U.K. JV Transaction (note 4)	11,138.0	—	11,138.0	—
Other income, net	7.2	9.5	17.3	61.9
	10,891.8	(1,188.6)	11,877.3	(371.4)
Earnings (loss) before income taxes	11,457.3	(661.8)	13,068.1	436.0
Income tax benefit (expense) (note 11)	(282.8)	158.0	(453.3)	77.9
Net earnings (loss)	11,174.5	(503.8)	12,614.8	513.9
Net earnings attributable to noncontrolling interests	(46.3)	(20.4)	(101.2)	(88.3)
Net earnings (loss) attributable to Liberty Global shareholders	$11,128.2	$(524.2)	$12,513.6	$425.6

Basic earnings (loss) attributable to Liberty Global shareholders per share (note 14)	$19.98	$(0.86)	$22.11	$0.69
Diluted earnings (loss) attributable to Liberty Global shareholders per share (note 14)	$19.55	$(0.86)	$21.69	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	in millions

Net earnings (loss)	$11,174.5	$(503.8)	$12,614.8	$513.9
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1,025.4	646.6	28.7	(424.3)
Reclassification adjustment included in net earnings (loss) (note 4)	1,249.1	0.1	1,248.8	0.1
Pension-related adjustments and other	3.1	(16.1)	3.3	(18.4)
Other comprehensive earnings (loss)	2,277.6	630.6	1,280.8	(442.6)
Comprehensive earnings	13,452.1	126.8	13,895.6	71.3
Comprehensive earnings attributable to noncontrolling interests	(47.6)	(14.4)	(102.5)	(81.6)
Comprehensive earnings (loss) attributable to Liberty Global shareholders	$13,404.5	$112.4	$13,793.1	$(10.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2020	$1.8	$0.1	$4.4	$6,136.9	$6,320.1	$1,112.7	$(0.1)	$13,575.9	$(407.4)	$13,168.5
Net earnings	—	—	—	—	949.8	—	—	949.8	67.9	1,017.7
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,072.5)	—	(1,072.5)	(0.7)	(1,073.2)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.1)	(224.3)	—	—	—	(224.4)	—	(224.4)
Share-based compensation (note 13)	—	—	—	46.1	—	—	—	46.1	—	46.1
Repurchases by Telenet of its outstanding shares	—	—	—	(45.3)	—	—	—	(45.3)	7.2	(38.1)
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	14.5	—	—	—	14.5	1.1	15.6
Balance at March 31, 2020	1.8	0.1	4.3	5,927.9	7,269.9	40.2	(0.1)	13,244.1	(331.9)	12,912.2
Net loss	—	—	—	—	(524.2)	—	—	(524.2)	20.4	(503.8)
Other comprehensive earnings, net of taxes	—	—	—	—	—	636.6	—	636.6	(6.0)	630.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.3)	(475.5)	—	—	—	(475.8)	—	(475.8)
Share-based compensation (note 13)	—	—	—	69.5	—	—	—	69.5	—	69.5
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(16.2)	—	—	—	(16.2)	(66.0)	(82.2)
Balance at June 30, 2020	$1.8	$0.1	$4.0	$5,505.7	$6,745.7	$676.8	$(0.1)	$12,934.0	$(383.5)	$12,550.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(unaudited)

	Liberty Global shareholders								Non-controlling interests	Total equity
	Ordinary shares			Additional paid-in capital	Accumulated earnings	Accumulated other comprehensive earnings, net of taxes	Treasury shares, at cost	Total Liberty Global shareholders
	Class A	Class B	Class C
	in millions

Balance at January 1, 2021	$1.8	$0.1	$3.9	$5,271.7	$4,692.1	$3,693.1	$(0.1)	$13,662.6	$(364.2)	$13,298.4
Net earnings	—	—	—	—	1,385.4	—	—	1,385.4	54.9	1,440.3
Other comprehensive loss, net of taxes	—	—	—	—	—	(996.8)	—	(996.8)	—	(996.8)
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	(0.2)	(323.2)	—	—	—	(323.4)	—	(323.4)
Share-based compensation (note 13)	—	—	—	49.4	—	—	—	49.4	—	49.4
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	18.8	—	—	—	18.8	1.4	20.2
Balance at March 31, 2021	1.8	0.1	3.7	5,016.7	6,077.5	2,696.3	(0.1)	13,796.0	(307.9)	13,488.1
Net earnings	—	—	—	—	11,128.2	—	—	11,128.2	46.3	11,174.5
Other comprehensive earnings, net of taxes	—	—	—	—	—	2,276.3	—	2,276.3	1.3	2,277.6
Repurchases and cancellations of Liberty Global ordinary shares (note 12)	—	—	—	(345.2)	—	—	—	(345.2)	—	(345.2)
Share-based compensation (note 13)	—	—	—	74.3	—	—	—	74.3	—	74.3
Adjustments due to changes in subsidiaries’ equity and other, net	—	—	—	(47.5)	—	—	—	(47.5)	(71.8)	(119.3)
Balance at June 30, 2021	$1.8	$0.1	$3.7	$4,698.3	$17,205.7	$4,972.6	$(0.1)	$26,882.1	$(332.1)	$26,550.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,
	2021	2020
	in millions

Cash flows from operating activities:
Net earnings	$12,614.8	$513.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	163.2	139.0
Depreciation and amortization	1,214.7	1,329.2
Impairment, restructuring and other operating items, net	51.3	63.2
Amortization of deferred financing costs and non-cash interest	19.2	24.1
Realized and unrealized gains on derivative instruments, net	(508.0)	(917.6)
Foreign currency transaction losses (gains), net	(436.4)	86.3
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(482.7)	377.5
Losses on debt extinguishment, net	90.6	220.1
Share of results of affiliates, net	6.4	72.0
Deferred income tax expense	362.1	95.0
Gain on U.K. JV Transaction	(11,138.0)	—
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions	(155.4)	(415.8)
Dividends from affiliates and others	143.3	5.0
Net cash provided by operating activities	1,945.1	1,591.9

Cash flows from investing activities:
Cash paid for investments	(4,055.8)	(5,501.5)
Cash and restricted cash contributed to the VMED O2 JV in connection with the U.K. JV Transaction	(3,424.0)	—
Cash received from the sale of investments	2,979.7	2,526.2
Capital expenditures, net	(868.9)	(649.6)
Net cash received in connection with the U.K. JV Transaction	52.0	—
Other investing activities, net	(116.4)	(9.5)
Net cash used by investing activities	$(5,433.4)	$(3,634.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(unaudited)

	Six months ended
	June 30,
	2021	2020
	in millions

Cash flows from financing activities:
Borrowings of debt	$4,054.2	$6,893.1
Repayments and repurchases of debt and finance lease obligations	(3,616.7)	(7,647.9)
Repurchases of Liberty Global ordinary shares	(657.3)	(692.0)
Net cash received related to derivative instruments	22.9	75.0
Payment of financing costs and debt premiums	(22.5)	(226.4)
Other financing activities, net	(142.8)	(123.1)
Net cash used by financing activities	(362.2)	(1,721.3)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	14.5	(10.4)

Net decrease in cash and cash equivalents and restricted cash	(3,836.0)	(3,774.2)
Cash and cash equivalents and restricted cash:
Beginning of period	4,717.3	8,180.9
Net decrease	(3,836.0)	(3,774.2)
End of period	$881.3	$4,406.7

Cash paid for interest	$613.9	$662.5
Net cash paid for taxes	$160.5	$57.2

Details of end of period cash and cash equivalents and restricted cash:
Cash and cash equivalents	$874.3	$4,360.6
Restricted cash included in other current assets and other assets, net	7.0	6.8
Restricted cash included in assets held for sale	—	39.3
Total cash and cash equivalents and restricted cash	$881.3	$4,406.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements
June 30, 2021
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

Our consolidated operations comprise businesses that provide residential and business-to-business (B2B) communications services in (i) Switzerland, Poland and Slovakia through various wholly-owned subsidiaries that we collectively refer to as “UPC Holding”, (ii) Belgium through Telenet Group Holding N.V. (Telenet), a 60.7%-owned subsidiary, and (iii) Ireland through another wholly-owned subsidiary (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture with Vodafone Group plc (Vodafone) (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands and (b) a 50:50 joint venture with Telefónica SA (Telefónica) (the VMED O2 JV), which provides residential and B2B communication services in the United Kingdom (U.K.).

Through May 31, 2021, our consolidated operations also provided residential and B2B communications services in the U.K. through Virgin Media Inc. (Virgin Media). On June 1, 2021, we contributed the U.K. JV Entities (as defined in note 4) to the VMED O2 JV and began accounting for our 50% interest in the VMED O2 JV as an equity method investment. For additional information, see note 4.

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

Unless otherwise indicated, ownership percentages and convenience translations into United States (U.S.) dollars are calculated as of June 30, 2021.

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
June 30, 2021
(unaudited)

(3)    Revenue Recognition and Related Costs

Contract Balances

The timing of our recognition of revenue may differ from the timing of invoicing our customers. We record a trade receivable when we have transferred goods or services to a customer but have not yet received payment. Our trade receivables are reported net of an allowance for doubtful accounts. Such allowance aggregated $55.2 million and $49.8 million at June 30, 2021 and December 31, 2020, respectively.

If we transfer goods or services to a customer but do not have an unconditional right to payment, we record a contract asset. Contract assets typically arise from the uniform recognition of introductory promotional discounts over the contract period and accrued revenue for handset sales. Our contract assets were $46.8 million and $44.3 million as of June 30, 2021 and December 31, 2020, respectively. The current and long-term portions of our contract asset balances are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets.
We record deferred revenue when we receive payment prior to transferring goods or services to a customer. We primarily defer revenue for (i) installation and other upfront services and (ii) other services that are invoiced prior to when services are provided. Our deferred revenue balances were $377.1 million and $442.6 million as of June 30, 2021 and December 31, 2020, respectively. The decrease in deferred revenue for the six months ended June 30, 2021 is primarily due to the net effect of (a) the recognition of $240.5 million of revenue that was included in our deferred revenue balance at December 31, 2020 and (b) advanced billings in certain markets. The long-term portions of our deferred revenue balances are included within other long-term liabilities on our condensed consolidated balance sheets.

Contract Costs

Our aggregate assets associated with incremental costs to obtain and fulfill our contracts were $61.9 million and $46.6 million at June 30, 2021 and December 31, 2020, respectively. The current and long-term portions of our assets related to contract costs are included within other current assets and other assets, net, respectively, on our condensed consolidated balance sheets. We amortized $27.8 million and $77.7 million during the three and six months ended June 30, 2021, respectively, and $31.9 million and $69.6 million during the three and six months ended June 30, 2020, respectively, to operating costs and expenses related to these assets.

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

(4)    Acquisitions and Dispositions

U.K. Joint Venture Transaction

On June 1, 2021, pursuant to a Contribution Agreement dated May 7, 2020 (the Contribution Agreement) with, among others, Telefónica, (i) we contributed Virgin Media’s U.K. operations and certain other Liberty Global subsidiaries (together, the U.K. JV Entities) to the VMED O2 JV and (ii) Telefónica contributed its U.K. mobile business to the VMED O2 JV, creating a nationwide integrated communications provider (herein referred to as the “U.K. JV Transaction”). We account for our 50% interest in the VMED O2 JV as an equity method investment.

On June 1, 2021, we received net cash of $52.0 million, which includes (i) an equalization payment (which is subject to post-closing adjustments), (ii) our share of the proceeds associated with related recapitalization financing transactions completed by the VMED O2 JV and (iii) $44.5 million of cash paid by Liberty Global to settle certain centrally-held vendor financing obligations associated with the VMED O2 JV. In connection with the U.K. JV Transaction, we recognized a pre-tax gain of $11.1 billion, net of the recognition of a cumulative foreign currency translation loss of $1.2 billion. This gain was calculated by deducting the carrying value of the U.K. JV Entities (including the related foreign currency translation loss) from

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

the sum of (i) the fair value assigned to our 50% interest in the VMED O2 JV and (ii) the net cash received pursuant to the equalization payment and the recapitalization transactions described above. For information regarding our approach to the valuation of our interest in the VMED O2 JV, see note 7.

Our condensed consolidated statements of operations include aggregate earnings (loss) before income taxes attributable to the U.K. JV Entities of $305.5 million and ($46.1 million) during the three months ended June 30, 2021 and 2020, respectively, and $948.3 million and $85.0 million during the six months ended June 30, 2021 and 2020, respectively.

Effective with the signing of the Contribution Agreement, we began accounting for the U.K. JV Entities as held for sale. Accordingly, we ceased to depreciate or amortize the long-lived assets of the U.K. JV Entities. However, the U.K. JV Entities were not presented as discontinued operations as the U.K. JV Transaction did not represent a strategic shift that will have a major effect on our financial results or operations.

The June 1, 2021 carrying amounts of the major classes of assets and liabilities associated with the U.K. JV Entities, which were contributed into the VMED O2 JV, are summarized below (in millions):

Assets:
Current assets (a)	$4,868.3
Property and equipment, net	9,465.1
Goodwill	8,214.7
Other assets, net	3,086.9
Total assets	$25,635.0

Liabilities:
Current portion of debt and finance lease obligations	$3,220.9
Other accrued and current liabilities	2,242.0
Long-term debt and finance lease obligations	16,905.1
Other long-term liabilities	1,788.2
Total liabilities	$24,156.2
_______________

(a)Amount includes $3.4 billion of net proceeds from certain financing transactions completed in 2020 that were held in escrow pending the completion of the U.K. JV Transaction.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

The carrying amounts of the major classes of assets and liabilities associated with the U.K. JV Entities that are classified as held for sale on our condensed consolidated balance sheet as of December 31, 2020 are as follows (in millions):

Assets:
Current assets	$4,519.8
Property and equipment, net	8,614.0
Goodwill	7,918.5
Other assets, net	3,230.4
Total assets	$24,282.7

Liabilities:
Current portion of debt and finance lease obligations	$2,699.5
Other accrued and current liabilities	2,207.3
Long-term debt and finance lease obligations	16,724.1
Other long-term liabilities	1,566.3
Total liabilities	$23,197.2

Other. In February 2021, we entered into a less significant 50:50 joint venture agreement that we currently expect will close during the third quarter of 2021. Accordingly, certain assets and liabilities associated with this pending transaction are classified as held for sale on our June 30, 2021 condensed consolidated balance sheet. Upon closing of the transaction, these assets and liabilities will be contributed to this joint venture, and we will account for our 50% interest in the joint venture as an equity method investment.

2020 Acquisition

Sunrise Acquisition. On November 11, 2020, Liberty Global completed the acquisition of Sunrise Communications Group AG (Sunrise) (the Sunrise Acquisition). The Sunrise Acquisition was effected through an all cash public tender offer of the outstanding shares of Sunrise (the Sunrise Shares) for CHF 110 ($120 at the transaction date) per share, for a total purchase price of CHF 5.0 billion ($5.4 billion at the transaction date). As of June 30, 2021, Liberty Global held 100.0% of the share capital of Sunrise after the April 2021 completion of a statutory “squeeze-out” procedure, under applicable Swiss law, to acquire the remaining Sunrise Shares that were not acquired pursuant to the tender offer.

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

	Three months ended June 30, 2020	Six months ended June 30, 2020
	(unaudited)
	in millions, except per share amount

Revenue	$3,195.4	$6,545.8
Net earnings (loss) attributable to Liberty Global shareholders	$(579.1)	$316.8
Basic and diluted earnings (loss) attributable to Liberty Global shareholders per share	$(0.95)	$0.51

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(5)    Investments

The details of our investments are set forth below:

Accounting Method	June 30, 2021	December 31, 2020	Ownership (a)
	in millions		%
Equity (b):
Long-term:
VMED O2 JV	$14,637.9	$—	50.0
VodafoneZiggo JV (c)	2,804.8	3,052.3	50.0
All3Media Group (All3Media)	152.5	157.7	50.0
Formula E Holdings Ltd (Formula E)	106.9	105.8	32.9
Other	187.3	172.9
Total — equity	17,889.4	3,488.7
Fair value:
Short-term:
Separately-managed accounts (SMAs) (d)	2,866.0	1,600.2
Long-term:
ITV plc (ITV) (e)	690.5	581.0	9.9
SMAs (d)	373.5	365.7
Univision Holdings Inc. (Univision)	250.0	100.0	11.6
Skillz Inc. (Skillz)	193.7	225.4	2.2
Lions Gate Entertainment Corp (Lionsgate)	129.6	72.0	3.0
Plume Design, Inc. (Plume)	110.0	54.9	12.1
EdgeConneX Inc. (EdgeConneX)	94.0	75.1	5.2
CANAL+ Polska S.A.	74.7	92.3	17.0
Lacework Inc. (Lacework)	74.0	23.3	4.1
Other (f)	341.5	276.1
Total — fair value	5,197.5	3,466.0
Total investments (g)	$23,086.9	$6,954.7
Short-term investments	$2,866.0	$1,600.2
Long-term investments	$20,220.9	$5,354.5
_______________

(a)Our ownership percentages are determined based on our legal ownership as of the most recent balance sheet date or are estimated based on the number of shares we own and the most recent publicly-available information.

(b)Our equity method investments are originally recorded at cost and are adjusted to recognize our share of net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. Accordingly, the carrying values of our equity method investments may not equal the respective fair values. At June 30, 2021 and December 31, 2020, the aggregate carrying amounts of our equity method investments exceeded our proportionate share of the respective investee’s net assets by $1,154.4 million and $1,198.5 million, respectively, which include amounts associated with the VodafoneZiggo JV Receivables, as defined below, and amounts we are owed under a long-term note receivable from All3Media.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(c)Amounts include certain notes receivable due from a subsidiary of the VodafoneZiggo JV to a subsidiary of Liberty Global comprising (i) a euro-denominated note receivable with a principal amount of $829.4 million and $855.8 million, respectively (the VodafoneZiggo JV Receivable I), and (ii) a euro-denominated note receivable with a principal amount of $123.2 million and $127.1 million, respectively (the VodafoneZiggo JV Receivable II and, together with the VodafoneZiggo JV Receivable I, the VodafoneZiggo JV Receivables). The VodafoneZiggo JV Receivables bear interest at 5.55% and have a final maturity date of December 31, 2030. During the six months ended June 30, 2021, interest accrued on the VodafoneZiggo JV Receivables was $27.0 million, all of which has been cash settled.

(d)Represents investments held under SMAs, which are maintained by investment managers acting as agents on our behalf. We classify, measure and report these investments, the composition of which may change from time to time, based on the underlying nature and characteristics of each security held under the SMAs. As of June 30, 2021, all of our investments held under SMAs were classified as available-for-sale debt securities. At June 30, 2021 and December 31, 2020, interest accrued on our debt securities, which is included in other current assets on our condensed consolidated balance sheets, was $4.8 million and $7.1 million, respectively.

(e)In connection with our investment in ITV, we previously entered into (i) the ITV Collar (as defined in note 6) and (ii) a related secured borrowing agreement (the ITV Collar Loan), each of which were fully settled during the second quarter of 2021, as further described in note 6.

(f)As of June 30, 2021 and December 31, 2020, we held a noncontrolling junior interest in receivables we have securitized of $9.8 million and $9.7 million, respectively.

(g)The purchase and sale of investments are presented on a gross basis in our statement of cash flows, including those made by investment managers acting as agents on our behalf.

Equity Method Investments

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

All3Media	$(5.8)	$(14.9)	$(14.8)	$(39.8)
VodafoneZiggo JV (a)	4.7	(89.2)	9.4	(28.1)
Formula E	(4.3)	1.9	4.4	0.7
VMED O2 JV (b)	(0.3)	—	(0.3)	—
Other	(2.4)	(3.2)	(5.1)	(4.8)
Total	$(8.1)	$(105.4)	$(6.4)	$(72.0)
_______________

(a)Amounts include the net effect of (i) 100% of the interest income earned on the VodafoneZiggo JV Receivables and (ii) our 50% share of the results of operations of the VodafoneZiggo JV.

(b)Amounts include (i) 100% of the share-based compensation expense associated with Liberty Global awards held by VMED O2 JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (ii) our 50% share of the results of operations of the VMED O2 JV beginning June 1, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

VMED O2 JV

On June 1, 2021, we completed the U.K. JV Transaction. Each of Liberty Global and Telefónica (each a “Shareholder”) holds 50% of the issued share capital of the VMED O2 JV. The Shareholders intend for the VMED O2 JV to be funded solely from its net cash flow from operations and third-party financing. We account for our 50% interest in the VMED O2 JV as an equity method investment and consider the VMED O2 JV to be a related party. For additional information regarding the U.K. JV Transaction, see note 4.

In connection with the formation of the VMED O2 JV, the Shareholders entered into an agreement (the U.K. JV Shareholders Agreement) that contains customary provisions for the governance of a 50:50 joint venture and provides Liberty Global and Telefónica with joint control over decision making with respect to the VMED O2 JV.

The U.K. JV Shareholders Agreement also provides (i) for a dividend policy that requires the VMED O2 JV to distribute all unrestricted cash to the Shareholders on a pro rata basis (subject to the VMED O2 JV maintaining a minimum amount of cash and complying with the terms of its financing arrangements) and (ii) that the VMED O2 JV will be managed with a leverage ratio between 4.0 and 5.0 times EBITDA (as calculated pursuant to its existing financing arrangements) with the VMED O2 JV undertaking periodic recapitalization and/or refinancings accordingly.

Each Shareholder has the right to initiate an initial public offering (IPO) of the VMED O2 JV after the third anniversary of the closing, with the opportunity for the other Shareholder to sell shares in the IPO on a pro rata basis. Subject to certain exceptions, the U.K. JV Shareholders Agreement prohibits transfers of interests in the VMED O2 JV to third parties until the fifth anniversary of the closing. After the fifth anniversary, each Shareholder will be able to initiate a sale of all of its interest in the VMED O2 JV to a third party and, under certain circumstances, initiate a sale of the entire VMED O2 JV; subject, in each case, to a right of first offer in favor of the other Shareholder.

Pursuant to an agreement entered into in connection with the closing of the VMED O2 JV (the U.K. JV Framework Agreement), Liberty Global provides certain services to the VMED O2 JV on a transitional or ongoing basis (collectively, the U.K. JV Services). Pursuant to the terms of the U.K. JV Framework Agreement, the ongoing services will be provided for a period of two to six years depending on the type of service, while transitional services will be provided for a period of no less than 12 months after which both parties shall be entitled to terminate based on specified notice periods. The U.K. JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by or will otherwise benefit the VMED O2 JV. Liberty Global charges both fixed and variable fees to the VMED O2 JV for the U.K. JV Services it provides during the term of the U.K. JV Framework Agreement. During the month ended June 30, 2021, we recorded revenue of $24.2 million related to the U.K. JV Services. In addition, at June 30, 2021, $29.9 million was due from the VMED O2 JV, primarily related to (a) services performed under the U.K. JV Framework Agreement and (b) amounts incurred by Liberty Global for certain equipment and licenses purchased on behalf of the VMED O2 JV. Amounts due from the VMED O2 JV will be periodically cash settled and are included in other current assets in our condensed consolidated balance sheet.

The summarized results of operations of the VMED O2 JV for the period June 1, 2021 through June 30, 2021 are set forth below (in millions):

Revenue	$1,208.5
Loss before income taxes	$(168.5)
Net loss	$(34.6)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

VodafoneZiggo JV

Pursuant to an agreement (the NL JV Framework Agreement), Liberty Global provides certain services to the VodafoneZiggo JV (collectively, the NL JV Services). The NL JV Services provided by Liberty Global consist primarily of (i) technology and other services and (ii) capital-related expenditures for assets that will be used by, or will otherwise benefit, the VodafoneZiggo JV. Liberty Global charges both fixed and usage-based fees to the VodafoneZiggo JV for the NL JV Services provided during the term of the NL JV Framework Agreement. We recorded revenue from the VodafoneZiggo JV of $65.1 million and $41.4 million during the three months ended June 30, 2021 and 2020, respectively, and $115.8 million and $88.1 million during the six months ended June 30, 2021 and 2020, respectively, primarily related to (a) the NL JV Services and (b) sales of customer premises equipment at a mark-up. At June 30, 2021 and December 31, 2020, $60.0 million and $27.4 million, respectively, were due from the VodafoneZiggo JV related to the aforementioned transactions. Amounts due from the VodafoneZiggo JV are periodically cash settled and are included in other current assets on our condensed consolidated balance sheets. In addition, during the six months ended June 30, 2021 and 2020, we received dividend distributions from the VodafoneZiggo JV of $136.8 million and nil, respectively, which were accounted for as returns on capital for purposes of our condensed consolidated statements of cash flows.

The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Revenue	$1,215.3	$1,081.6	$2,432.3	$2,178.7
Loss before income taxes	$(19.6)	$(151.8)	$(41.0)	$(26.9)
Net loss	$(15.5)	$(185.4)	$(31.6)	$(85.7)

Fair Value Investments

The following table sets forth the details of our realized and unrealized gains (losses) due to changes in fair value, net:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Univision	$155.4	$—	$155.4	$—
ITV	29.7	42.2	109.5	(429.7)
Lionsgate	36.8	8.5	57.6	(20.9)
Plume	—	29.6	55.1	29.6
Lacework	48.8	—	48.8	—
Skillz	21.3	45.4	21.3	45.4
EdgeConneX	4.7	—	17.8	—
Other, net	(8.6)	15.9	17.2	(10.8)
Total	$288.1	$141.6	$482.7	$(386.4)

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Debt Securities
As of June 30, 2021 and December 31, 2020, all of our SMAs are composed of debt securities, which are summarized in the following tables:

	June 30, 2021
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Commercial paper	$1,025.0	$—	$1,025.0
Corporate debt securities	713.0	1.1	714.1
Government bonds	691.0	—	691.0
Certificates of deposit	295.1	—	295.1
Other debt securities	514.3	—	514.3
Total debt securities	$3,238.4	$1.1	$3,239.5

	December 31, 2020
	Amortized cost basis	Accumulated unrealized gains	Fair value
	in millions

Corporate debt securities	$713.2	$2.3	$715.5
Commercial paper	523.7	0.6	524.3
Government bonds	474.8	0.2	475.0
Certificates of deposit	251.0	0.1	251.1
Total debt securities	$1,962.7	$3.2	$1,965.9

We received proceeds from the sale of debt securities of $1.4 billion and $1.3 billion during the three months ended June 30, 2021 and 2020, respectively, and $2.9 billion and $2.5 billion, during the six months ended June 30, 2021 and 2020, respectively, the majority of which were reinvested in new debt securities held under SMAs. The sale of debt securities resulted in realized net gains (losses) of ($0.3 million) and $0.7 million during the three months ended June 30, 2021 and 2020, respectively, and ($1.6 million) and $0.7 million, during the six months ended June 30, 2021 and 2020, respectively.

The fair value of our debt securities as of June 30, 2021 by contractual maturity are shown below (in millions):

Due in one year or less	$2,866.0
Due in one to five years	368.4
Due in five to ten years	5.1
Total (a)	$3,239.5
_______________

(a)The weighted average life of our total debt securities was 0.5 years as of June 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
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

The following table provides details of the fair values of our derivative instrument assets and liabilities:

	June 30, 2021			December 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
	in millions

Assets (a):
Cross-currency and interest rate derivative contracts (b)	$106.0	$248.8	$354.8	$148.8	$418.4	$567.2
Equity-related derivative instruments (c)	—	63.5	63.5	49.3	231.6	280.9
Foreign currency forward and option contracts	3.5	0.3	3.8	36.5	0.1	36.6
Other	2.4	0.1	2.5	—	0.1	0.1
Total	$111.9	$312.7	$424.6	$234.6	$650.2	$884.8
Liabilities (a):
Cross-currency and interest rate derivative contracts (b)	$193.5	$666.1	$859.6	$171.2	$1,364.1	$1,535.3
Foreign currency forward and option contracts	16.0	—	16.0	81.5	—	81.5
Other	—	0.1	0.1	—	—	—
Total	$209.5	$666.2	$875.7	$252.7	$1,364.1	$1,616.8
_______________

(a)Our current derivative assets, long-term derivative assets and long-term derivative liabilities are included in other current assets, other assets, net, and other long-term liabilities, respectively, on our condensed consolidated balance sheets.

(b)We consider credit risk relating to our and our counterparties’ nonperformance in the fair value assessment of our derivative instruments. In all cases, the adjustments take into account offsetting liability or asset positions within each of our subsidiary borrowing groups (as defined and described in note 9). The changes in the credit risk valuation adjustments associated with our cross-currency and interest rate derivative contracts resulted in net gains of $38.2 million and $5.4 million during the three months ended June 30, 2021 and 2020, respectively, and a net gain (loss) of ($0.8 million) and $71.7 million during the six months ended June 30, 2021 and 2020, respectively. These amounts are included in realized and unrealized gains (losses) on derivative instruments, net, in our condensed consolidated statements of operations. For further information regarding our fair value measurements, see note 7.

(c)Our equity-related derivative instruments at December 31, 2020 include a share collar (the ITV Collar) with respect to certain of the shares of ITV held by our company. During the second quarter of 2021, we completed the unwind of the ITV Collar and cash settled all remaining amounts under the ITV Collar Loan. Accordingly, as of June 30, 2021, the ITV Collar and ITV Collar Loan had been fully settled.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

The details of our realized and unrealized gains (losses) on derivative instruments, net, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts	$(297.5)	$(309.4)	$487.1	$532.9
Equity-related derivative instruments:
ITV Collar	(1.2)	(33.1)	(11.8)	350.3
Other	0.2	20.3	35.3	27.3
Total equity-related derivative instruments	(1.0)	(12.8)	23.5	377.6
Foreign currency forward and option contracts	(6.8)	1.7	(4.7)	7.4
Other	2.2	0.8	2.1	(0.3)
Total	$(303.1)	$(319.7)	$508.0	$917.6
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

	Six months ended June 30,
	2021	2020
	in millions

Operating activities	$(0.4)	$23.1
Investing activities	(52.1)	—
Financing activities	22.9	75.0
Total	$(29.6)	$98.1

Counterparty Credit Risk

We are exposed to the risk that the counterparties to the derivative instruments of our subsidiary borrowing groups will default on their obligations to us. We manage these credit risks through the evaluation and monitoring of the creditworthiness of, and concentration of risk with, the respective counterparties. In this regard, credit risk associated with our derivative instruments is spread across a relatively broad counterparty base of banks and financial institutions. Collateral is generally not posted by either party under our derivative instruments. At June 30, 2021, our exposure to counterparty credit risk included derivative assets with an aggregate fair value of $81.0 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Details of our Derivative Instruments

Cross-currency Derivative Contracts

We generally match the denomination of our subsidiaries’ borrowings with the functional currency of the supporting operations or, when it is more cost effective, we provide for an economic hedge against foreign currency exchange rate movements by using derivative instruments to synthetically convert unmatched debt into the applicable underlying currency. At June 30, 2021, substantially all of our debt was either directly or synthetically matched to the applicable functional currencies of the underlying operations. The following table sets forth the total notional amounts and the related weighted average remaining contractual lives of our cross-currency swap contracts at June 30, 2021:

	Notional amount due from counterparty		Notional amount due to counterparty			Weighted average remaining life
	in millions					in years

UPC Holding		$360.0		€267.9		4.3
		$4,750.0	CHF	4,349.7	(a)(b)	6.7
		€2,650.0	CHF	2,970.1	(b)	4.6
		€777.0	PLN	3,302.9	(a)	4.5
	CHF	740.0		€701.1		1.5

Telenet		$3,940.0		€3,489.6	(a)	5.6
		€45.2		$50.0	(c)	3.6
_______________

(a)Includes certain derivative instruments that are “forward-starting,” such that the initial exchange occurs at a date subsequent to June 30, 2021. These instruments are typically entered into in order to extend existing hedges without the need to amend existing contracts.

(b)Includes amounts subject to a 0.0% floor.

(c)Includes certain derivative instruments that do not involve the exchange of notional amounts at the inception and maturity of the instruments. Accordingly, the only cash flows associated with these derivative instruments are coupon-related payments and receipts. At June 30, 2021, the total U.S. dollar equivalent of the notional amount of these derivative instruments was $53.5 million.

Interest Rate Swap Contracts

The following table sets forth the total U.S. dollar equivalents of the notional amounts and the related weighted average remaining contractual lives of our interest rate swap contracts at June 30, 2021:

	Pays fixed rate			Receives fixed rate
	Notional amount		Weighted average remaining life	Notional amount	Weighted average remaining life
	in millions		in years	in millions	in years

UPC Holding	$7,244.3	(a)	3.6	$4,592.7 (b)	4.8

Telenet	$3,417.5	(a)	3.7	$1,690.9	2.2
_______________

(a)Includes forward-starting derivative instruments.

(b)Includes amounts subject to a 0.0% floor.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Interest Rate Swap Options

From time to time, we enter into interest rate swap options (swaptions), which give us the right, but not the obligation, to enter into certain interest rate swap contracts at set dates in the future. Such contracts typically have a life of no more than three years. At June 30, 2021, the option expiration period on each of our swaptions had expired.

Basis Swaps

Our basis swaps involve the exchange of attributes used to calculate our floating interest rates, including (i) the benchmark rate, (ii) the underlying currency and/or (iii) the borrowing period. We typically enter into these swaps to optimize our interest rate profile based on our current evaluations of yield curves, our risk management policies and other factors. The following table sets forth the total U.S. dollar equivalents of the notional amounts and related weighted average remaining contractual lives of our basis swap contracts at June 30, 2021:

	Notional amount due from counterparty		Weighted average remaining life
	in millions		in years

UPC Holding	$4,550.0	(a)	0.3

Telenet	$2,295.0	(a)	0.5
______________

(a)Includes amounts subject to a 0.0% floor.

Interest Rate Caps, Floors and Collars

From time to time, we enter into interest rate cap, floor and collar agreements. Purchased interest rate caps and collars lock in a maximum interest rate if variable rates rise, but also allow our company to benefit, to a limited extent in the case of collars, from declines in market rates. Purchased interest rate floors protect us from interest rates falling below a certain level, generally to match a floating rate floor on a debt instrument. At June 30, 2021, we had no interest rate collar agreements, and the total U.S. dollar equivalents of the notional amounts of our purchased interest rate caps and floors were $1.5 billion and $7.9 billion, respectively.

Impact of Derivative Instruments on Borrowing Costs

The impact of the derivative instruments that mitigate our foreign currency and interest rate risk, as described above, on our borrowing costs is as follows:

Increase to borrowing costs at June 30, 2021 (a)

UPC Holding	0.09%
Telenet	0.24%
VM Ireland	0.42%
Total increase to borrowing costs	0.17%
_______________

(a)Represents the effect of derivative instruments in effect at June 30, 2021 and does not include forward-starting derivative instruments.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Foreign Currency Forwards and Options

Certain of our subsidiaries enter into foreign currency forward and option contracts with respect to non-functional currency exposure. As of June 30, 2021, the total U.S. dollar equivalent of the notional amounts of our foreign currency forward and option contracts was $2.0 billion.

(7)    Fair Value Measurements

We use the fair value method to account for (i) certain of our investments, (ii) our derivative instruments and (iii) certain instruments that we classify as debt. The reported fair values of these investments and instruments as of June 30, 2021 are unlikely to represent the value that will be paid or received upon the ultimate settlement or disposition of these assets and liabilities.

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

Fair value measurements are also used in connection with nonrecurring valuations performed in connection with acquisition accounting, impairment assessments and the accounting for our initial investment in the VMED O2 JV. These nonrecurring valuations include the valuation of reporting units, customer relationship and other intangible assets, property and equipment, the implied value of goodwill and the valuation of our initial investment in the VMED O2 JV. The valuation of reporting units and our initial investment in the VMED O2 JV is based at least in part on discounted cash flow analyses. With the exception of certain inputs for our weighted average cost of capital and discount rate calculations that are derived from pricing services, the inputs used in our discounted cash flow analyses, such as forecasts of future cash flows, are based on our assumptions. The valuation of customer relationships is primarily based on an excess earnings methodology, which is a form of a discounted cash flow analysis. The excess earnings methodology requires us to estimate the specific cash flows expected from the customer relationship, considering such factors as estimated customer life, the revenue expected to be generated over the life of the customer relationship, contributory asset charges and other factors. Tangible assets are typically valued using a replacement or reproduction cost approach, considering factors such as current prices of the same or similar equipment, the age of the equipment and economic obsolescence. The implied value of goodwill is determined by allocating the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, with the residual amount allocated to goodwill. Most of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During the six months ended June 30, 2021, we performed a nonrecurring valuation for the purpose of determining the fair value of our initial investment in the VMED O2 JV. The weighted average cost of capital used to value our initial investment was 6.9%. During the six months ended June 30, 2020, we did not perform any significant nonrecurring fair value measurements. For information regarding our investment in the VMED O2 JV, see note 5.

For additional information concerning our fair value measurements, see note 9 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

A summary of our assets and liabilities that are measured at fair value on a recurring basis is as follows:

		Fair value measurements at June 30, 2021 using:
Description	June 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	in millions

Assets:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$354.8	$—	$354.8	$—
Equity-related derivative instruments	63.5	—	—	63.5
Foreign currency forward and option contracts	3.8	—	3.8	—
Other	2.5	—	2.5	—
Total derivative instruments	424.6	—	361.1	63.5
Investments:
SMAs	3,239.5	1,144.0	2,090.5	5.0
Other investments	1,958.0	1,022.5	74.7	860.8
Total investments	5,197.5	2,166.5	2,165.2	865.8
Total assets	$5,622.1	$2,166.5	$2,526.3	$929.3

Liabilities:
Derivative instruments:
Cross-currency and interest rate derivative contracts	$859.6	$—	$859.6	$—
Foreign currency forward and option contracts	16.0	—	16	—
Other	0.1	—	0.1	—
Total liabilities	$875.7	$—	$875.7	$—

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
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
June 30, 2021
(unaudited)

A reconciliation of the beginning and ending balances of our assets and liabilities measured at fair value on a recurring basis using significant unobservable, or Level 3, inputs is as follows:

	Investments	Cross-currency, interest rate and foreign currency derivative contracts	Equity-related derivative instruments	Total
	in millions

Balance of net assets at January 1, 2021	$519.6	$—	$280.9	$800.5
Gains included in earnings (a):
Realized and unrealized gains on derivative instruments, net	—	—	23.5	23.5
Realized and unrealized gains due to changes in fair values of certain investments and debt, net	308.0	179.3	—	487.3
Settlement of ITV Collar	—	—	(240.8)	(240.8)
Additions	48.9	—	—	48.9
Derivative instruments contributed to the VMED O2 JV in connection with the U.K. JV Transaction	—	(179.3)	—	(179.3)
Foreign currency translation adjustments and other, net	(10.7)	—	(0.1)	(10.8)
Balance of net assets at June 30, 2021	$865.8	$—	$63.5	$929.3
_______________

(a)Most of these net gains relate to assets and liabilities that we continue to carry on our condensed consolidated balance sheet as of June 30, 2021.

(8)    Long-lived Assets

Property and Equipment, Net

The details of our property and equipment and the related accumulated depreciation are set forth below:

	June 30, 2021	December 31, 2020
	in millions

Distribution systems	$10,063.7	$10,264.0
Customer premises equipment	1,797.2	1,800.4
Support equipment, buildings and land	4,225.0	4,491.9
Total property and equipment, gross	16,085.9	16,556.3
Accumulated depreciation	(8,500.7)	(8,502.2)
Total property and equipment, net	$7,585.2	$8,054.1

During the six months ended June 30, 2021 and 2020, we recorded non-cash increases to our property and equipment related to vendor financing arrangements (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) of $560.1 million and $702.9 million, respectively, which exclude related value-added taxes (VAT) of $74.4 million and $118.7 million, respectively, that were also financed under these arrangements.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Goodwill

Changes in the carrying amount of our goodwill during the six months ended June 30, 2021 are set forth below:

	January 1, 2021	Acquisitions and related adjustments	Foreign currency translation adjustments and other	June 30, 2021
	in millions

Switzerland	$6,816.0	$4.1	$(297.3)	$6,522.8
Belgium	2,783.7	—	(85.9)	2,697.8
Central and Eastern Europe	570.2	—	(12.5)	557.7
Ireland	296.2	—	(9.1)	287.1
Central and Corporate	0.6	—	0.1	0.7
Total	$10,466.7	$4.1	$(404.7)	$10,066.1

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

Intangible Assets Subject to Amortization, Net

The details of our intangible assets subject to amortization are set forth below:

	June 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
	in millions

Customer relationships	$2,327.1	$(425.9)	$1,901.2	$2,426.6	$(246.4)	$2,180.2
Other	1,046.1	(401.0)	645.1	1,072.1	(366.3)	705.8
Total	$3,373.2	$(826.9)	$2,546.3	$3,498.7	$(612.7)	$2,886.0

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(9)    Debt

The U.S. dollar equivalents of the components of our debt are as follows:

	June 30, 2021			Principal amount
	Weighted average interest rate (a)	Unused borrowing capacity (b)
		Borrowing currency	U.S. $ equivalent	June 30, 2021	December 31, 2020
		in millions

UPC Holding Bank Facility (c)	2.86%	€716.6	$849.1	$4,120.9	$4,767.1
UPCB SPE Notes	4.42%	—	—	1,960.9	1,393.7
UPC Holding Senior Notes	4.58%	—	—	1,239.1	1,261.5
Telenet Credit Facility (d)	2.14%	€555.0	657.6	3,610.2	3,652.0
Telenet Senior Secured Notes	4.72%	—	—	1,639.6	1,660.2
VM Ireland Credit Facility (e)	3.50%	€100.0	118.5	1,066.4	—
Vendor financing (f)	2.13%	—	—	1,009.2	1,142.9
ITV Collar Loan (g)	—	—	—	—	415.9
Other	7.05%	—	—	151.0	266.3
Total debt before deferred financing costs, discounts and premiums (h)	3.28%		$1,625.2	$14,797.3	$14,559.6

The following table provides a reconciliation of total debt before deferred financing costs, discounts and premiums to total debt and finance lease obligations:

	June 30, 2021	December 31, 2020
	in millions

Total debt before deferred financing costs, discounts and premiums	$14,797.3	$14,559.6
Deferred financing costs, discounts and premiums, net	(62.7)	(118.4)
Total carrying amount of debt	14,734.6	14,441.2
Finance lease obligations (note 10)	522.1	556.5
Total debt and finance lease obligations	15,256.7	14,997.7
Current maturities of debt and finance lease obligations	(982.1)	(1,130.4)
Long-term debt and finance lease obligations	$14,274.6	$13,867.3
_______________

(a)Represents the weighted average interest rate in effect at June 30, 2021 for all borrowings outstanding pursuant to each debt instrument, including any applicable margin. The interest rates presented represent stated rates and do not include the impact of derivative instruments, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Including the effects of derivative instruments, original issue premiums or discounts and commitment fees, but excluding the impact of deferred financing costs, the weighted average interest rate on our aggregate variable- and fixed-rate indebtedness was 3.54% at June 30, 2021. For information regarding our derivative instruments, see note 6.

(b)Unused borrowing capacity represents the maximum availability under the applicable facility at June 30, 2021 without regard to covenant compliance calculations or other conditions precedent to borrowing. At June 30, 2021, based on the most restrictive applicable leverage covenants, the full amount of unused borrowing capacity under the UPC Holding Bank Facility and the Telenet Credit Facility was available to be borrowed, and based on the most restrictive applicable

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

leverage-based restricted payment tests, there were no additional restrictions on the respective subsidiary's ability to make loans or distributions from this availability to Liberty Global or its subsidiaries or other equity holders. With respect to the VM Ireland Credit Facility (as defined below), the full unused capacity is currently unavailable to borrow or upstream. Upon completion of the relevant June 30, 2021 compliance reporting requirements, we expect the full amount of unused borrowing capacity will continue to be available under the UPC Holding Bank Facility and the Telenet Credit Facility, with no additional restriction to loan or distribute. With respect to the VM Ireland Credit Facility, we expect the full unused capacity will remain unavailable to borrow or upstream. Our above expectations do not consider any actual or potential changes to our borrowing levels or any amounts loaned or distributed subsequent to June 30, 2021, or the impact of additional amounts that may be available to borrow, loan or distribute under certain defined baskets within each respective facility.

(c)Unused borrowing capacity under the UPC Holding Bank Facility relates to an equivalent €716.6 million ($849.1 million) under the UPC Revolving Facility, part of which has been made available as an ancillary facility. During the second quarter of 2021, the UPC Revolving Facility was amended to provide for maximum borrowing capacity of €736.4 million ($872.5 million), including €23.0 million ($27.3 million) under the related ancillary facility. With the exception of €19.8 million ($23.4 million) of borrowings under the ancillary facility, the UPC Revolving Facility was undrawn at June 30, 2021.
(d)Unused borrowing capacity under the Telenet Credit Facility comprises (i) €510.0 million ($604.3 million) under the Telenet Revolving Facility I, (ii) €25.0 million ($29.6 million) under the Telenet Overdraft Facility and (iii) €20.0 million ($23.7 million) under the Telenet Revolving Facility, each of which were undrawn at June 30, 2021.

(e)Unused borrowing capacity under the VM Ireland Credit Facility relates to €100.0 million ($118.5 million) under the VM Ireland Revolving Facility (as defined below). The VM Ireland Revolving Facility was undrawn at June 30, 2021.

(f)Represents amounts owed to various creditors pursuant to interest-bearing vendor financing arrangements that are used to finance certain of our property and equipment additions and operating expenses. These arrangements extend our repayment terms beyond a vendor’s original due dates (e.g. extension beyond a vendor’s customary payment terms, which are generally 90 days or less) and as such are classified outside of accounts payable on our condensed consolidated balance sheet. These obligations are generally due within one year and include VAT that was also financed under these arrangements. Repayments of vendor financing obligations are included in repayments and repurchases of debt and finance lease obligations in our condensed consolidated statements of cash flows.

(g)As described in note 5, the ITV Collar Loan was fully repaid during the second quarter of 2021.

(h)As of June 30, 2021 and December 31, 2020, our debt had an estimated fair value of $14.9 billion and $14.7 billion, respectively. The estimated fair values of our debt instruments are generally determined using the average of applicable bid and ask prices (mostly Level 1 of the fair value hierarchy). For additional information regarding fair value hierarchies, see note 7.

Financing Transactions - General Information

At June 30, 2021, most of our outstanding debt had been incurred by one of our three subsidiary “borrowing groups.” References to these borrowing groups, which comprise UPC Holding, Telenet and VM Ireland, include their respective restricted parent and subsidiary entities. Below we provide summary descriptions of certain financing transactions completed during the first six months of 2021. A portion of our financing transactions may include non-cash borrowings and repayments. During the six months ended June 30, 2021 and 2020, non-cash borrowings and repayments aggregated $2.9 billion and $3.5 billion, respectively. Unless otherwise noted, the terms and conditions of any new notes and/or credit facilities are largely consistent with those of existing notes and credit facilities of the corresponding borrowing group with regard to covenants, events of default and change of control provisions, among other items. For information regarding the general terms and conditions of our debt and capitalized terms not defined herein, see note 11 to the consolidated financial statements included in our 10-K.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

UPC Holding Financing Transactions

During the second quarter of 2021, UPC Holding completed a number of financing transactions that generally resulted in lower interest rates and extended maturities, including the issuance of certain senior secured notes and the entrance into certain accession agreements under the UPC Holding Bank Facility. In connection with these transactions, UPC Holding recognized an aggregate loss on debt extinguishment of $90.6 million related to (i) the write-off of $77.7 million of unamortized deferred financing costs and discounts and (ii) the payment of $12.9 million of redemption premiums.

The following tables summarize our outstanding indebtedness as of June 30, 2021 with respect to (i) the UPC Holding Bank Facility and (ii) the UPCB SPE Notes, after completion of the aforementioned financing transactions.

UPC Holding Bank Facility	Maturity	Interest rate	Facility amount (borrowing currency) (a)	Unused borrowing capacity	Outstanding principal amount	Carrying value (b)
			in millions

AQ (c)	June 15, 2029	3.625%	€600.0	$—	$710.9	$706.6
AT (d)	April 30, 2028	LIBOR + 2.25%	$700.0	—	700.0	696.7
AU (e)	April 30, 2029	EURIBOR + 2.5%	€400.0	—	473.9	471.6
AX (d)	January 31, 2029	LIBOR + 3.0%	$1,925.0	—	1,925.0	1,909.2
AY (e)	January 31, 2029	EURIBOR + 3.0%	€862.5	—	1,022.0	1,016.2
AZ (c)	July 15, 2031	4.875%	$1,250.0	—	1,250.0	1,248.8
UPC Revolving Facility (f)	May 31, 2026	EURIBOR + 2.5%	€736.4	849.1	—	—
Elimination of Facilities AQ and AZ in consolidation (c)				—	(1,960.9)	(1,955.4)
Total				$849.1	$4,120.9	$4,093.7
_______________

(a)Except as described in (c) below, amounts represent total third-party facility amounts at June 30, 2021.

(b)Amounts are net of deferred financing costs and discounts, where applicable.

(c)The amounts outstanding under UPC Facilities AQ and AZ are eliminated in our condensed consolidated financial statements.

(d)UPC Facilities AT and AX are each subject to a LIBOR floor of 0.0%.

(e)UPC Facilities AU and AY are each subject to a EURIBOR floor of 0.0%.

(f)The UPC Revolving Facility has a fee on unused commitments of 1.0% per year.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

			Original issue amount	Outstanding principal amount
UPCB SPE Notes	Maturity	Interest rate		Borrowing currency	U.S. $ equivalent	Carrying value (a)
			in millions

UPCB Finance VII Euro Notes	June 15, 2029	3.625%	€600.0	€600.0	$710.9	$706.6
2031 UPC Senior Secured Notes	July 15, 2031	4.875%	$1,250.0	$1,250.0	1,250.0	1,248.8
Total					$1,960.9	$1,955.4
_______________

(a)Amounts are net of deferred financing costs and discounts, where applicable.

VM Ireland Financing Transactions

In June 2021, VM Ireland entered into a credit facility (the VM Ireland Credit Facility), comprising (i) a €900.0 million ($1,066.4 million) term loan facility (VM Ireland Facility B1) and (ii) a €100.0 million ($118.5 million) revolving facility (the VM Ireland Revolving Facility). VM Ireland Facility B1 was issued at 99.5% of par, matures on July 15, 2029 and bears interest at a rate of EURIBOR + 3.5%, subject to a EURIBOR floor of 0.0%. The VM Ireland Revolving Facility matures on September 15, 2027 and bears interest at a rate of EURIBOR + 2.75%. The proceeds from VM Ireland Facility B1 and the VM Ireland Revolving Facility can be used for general corporate purposes.

Maturities of Debt

Maturities of our debt as of June 30, 2021 are presented below for the named entity and its subsidiaries, unless otherwise noted, and represent U.S. dollar equivalents based on June 30, 2021 exchange rates.

	UPC Holding (a)	Telenet	VM Ireland	Other	Total
	in millions

Year ending December 31:
2021 (remainder of year)	$143.1	$221.4	$—	$43.3	$407.8
2022	264.8	203.4	—	71.7	539.9
2023	—	11.7	—	56.7	68.4
2024	—	11.6	—	16.4	28.0
2025	—	11.6	—	1.3	12.9
2026	—	11.7	—	—	11.7
Thereafter	7,320.9	5,341.3	1,066.4	—	13,728.6
Total debt maturities (b)	7,728.8	5,812.7	1,066.4	189.4	14,797.3
Deferred financing costs, discounts and premiums, net	(39.1)	(15.7)	(7.9)	—	(62.7)
Total debt	$7,689.7	$5,797.0	$1,058.5	$189.4	$14,734.6
Current portion	$407.9	$424.2	$—	$77.8	$909.9
Noncurrent portion	$7,281.8	$5,372.8	$1,058.5	$111.6	$13,824.7
_______________

(a)Amounts include certain senior secured notes issued by special purpose financing entities that are consolidated by UPC Holding and Liberty Global.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(b)Amounts include vendor financing obligations of $1,009.2 million, as set forth below:

	UPC Holding	Telenet	Other	Total
	in millions

Year ending December 31:
2021 (remainder of year)	$143.1	$220.5	$43.3	$406.9
2022	264.8	191.4	71.7	527.9
2023	—	—	56.7	56.7
2024	—	—	16.4	16.4
2025	—	—	1.3	1.3
Total vendor financing maturities	$407.9	$411.9	$189.4	$1,009.2
Current portion	$407.9	$411.9	$77.8	$897.6
Noncurrent portion	$—	$—	$111.6	$111.6

(10) Leases

General

We enter into operating and finance leases for network equipment, real estate, mobile site sharing and vehicles. We provide residual value guarantees on certain of our vehicle leases.

Lease Balances

A summary of our right-of-use (ROU) assets and lease liabilities is set forth below:

	June 30, 2021	December 31, 2020
	in millions

ROU assets:
Finance leases (a)	$466.6	$477.8
Operating leases (b)	1,361.7	1,454.7
Total ROU assets	$1,828.3	$1,932.5

Lease liabilities:
Finance leases (c)	$522.1	$556.5
Operating leases (d)	1,360.9	1,447.7
Total lease liabilities	$1,883.0	$2,004.2
_______________

(a)Our finance lease ROU assets are included in property and equipment, net, on our condensed consolidated balance sheets. At June 30, 2021, the weighted average remaining lease term for finance leases was 22.6 years and the weighted average discount rate was 6.0%. During the six months ended June 30, 2021 and 2020, we recorded non-cash additions to our finance lease ROU assets (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) of $19.6 million and $17.2 million, respectively.

(b)Our operating lease ROU assets are included in other assets, net, on our condensed consolidated balance sheets. At June 30, 2021, the weighted average remaining lease term for operating leases was 12.4 years and the weighted average discount rate was 5.8%. During the six months ended June 30, 2021 and 2020, we recorded non-cash additions to our

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

operating lease ROU assets (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) of $60.4 million and $53.2 million, respectively.

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

A summary of our aggregate lease expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Finance lease expense:
Depreciation and amortization	$19.5	$14.4	$39.3	$36.1
Interest expense	8.3	8.1	16.9	16.2
Total finance lease expense	27.8	22.5	56.2	52.3
Operating lease expense (a)	63.8	29.8	128.4	65.6
Short-term lease expense (a)	1.5	1.5	3.7	3.3
Variable lease expense (b)	1.1	1.1	2.6	2.4
Total lease expense	$94.2	$54.9	$190.9	$123.6
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

A summary of our cash outflows from operating and finance leases is set forth below:

	Six months ended June 30,
	2021	2020
	in millions

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$134.3	$60.0
Operating cash outflows from finance leases	16.9	16.2
Financing cash outflows from finance leases	38.1	56.9
Total cash outflows from operating and finance leases	$189.3	$133.1

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Maturities of our operating and finance lease liabilities as of June 30, 2021 are presented below. Amounts represent U.S. dollar equivalents based on June 30, 2021 exchange rates:

	Operating leases	Finance leases
	in millions

Year ending December 31:
2021 (remainder of year)	$99.8	$52.7
2022	204.0	97.1
2023	189.2	100.8
2024	172.4	62.7
2025	159.1	59.3
2026	46.1	54.6
Thereafter	1,118.7	245.6
Total payments	1,989.3	672.8
Less: present value discount	(628.4)	(150.7)
Present value of lease payments	$1,360.9	$522.1
Current portion	$185.1	$72.2
Noncurrent portion	$1,175.8	$449.9

(11)    Income Taxes

Income tax benefit (expense) attributable to our earnings (loss) before income taxes differs from the amounts computed using the applicable income tax rate as a result of the following factors:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Computed “expected” tax benefit (expense) (a)	$(2,176.8)	$115.8	$(2,482.9)	$(76.3)
Non-taxable gain associated with the U.K. JV Transaction	2,116.2	—	2,116.2	—
Change in valuation allowances	(123.0)	(10.9)	(88.5)	(99.6)
Non-deductible or non-taxable foreign currency exchange results	(39.1)	(95.8)	80.6	57.8
International rate differences (b)	(17.7)	5.8	(41.6)	(10.3)
Non-deductible or non-taxable interest and other items	(23.1)	(25.9)	(38.8)	(46.3)
Basis and other differences in the treatment of items associated with investments in subsidiaries and affiliates (c)	(24.5)	(20.8)	(24.3)	(17.7)
Recognition of previously unrecognized tax benefits	—	188.8	20.5	188.8
Tax benefit associated with technology innovation (d)	5.7	4.7	11.5	49.5
Enacted tax law and rate changes	(0.1)	(4.4)	(0.4)	31.7
Other, net	(0.4)	0.7	(5.6)	0.3
Total income tax benefit (expense)	$(282.8)	$158.0	$(453.3)	$77.9
_______________

(a)The statutory or “expected” tax rates are the U.K. rates of 19.0% for the 2021 period and 17.5% for the 2020 period. The statutory rate for the 2020 period represents the blended rate in effect for the year ended December 31, 2020 based on the 19.0% statutory rate that was in effect for the first quarter of 2020 and the 17.0% statutory rate that was expected to be in effect for the remainder of 2020. On July 22, 2020, legislation was enacted in the U.K. to maintain the corporate income

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

tax rate at 19.0%, reversing previous legislation that had reduced the U.K. rate to 17.0% from April 1, 2020. The impact of this rate change on our deferred balances was recorded during the third quarter of 2020. On June 10, 2021, legislation was enacted in the U.K. to increase the U.K. corporate income tax rate to 25.0% from April 1, 2023. The impact of this rate change on our deferred balances was recorded during the second quarter of 2021.

(b)Amounts reflect adjustments (either a benefit or expense) to the “expected” tax benefit (expense) for statutory rates in jurisdictions in which we operate outside of the U.K.

(c)Amounts reflect the net impact of differences in the treatment of income and loss items between financial reporting and tax accounting related to investments in subsidiaries and affiliates, including the effects of foreign earnings.

(d)Amounts reflect the recognition of the innovation income tax deduction in Belgium. The amount for the six months ended June 30, 2020 includes the one-time effect of deductions related to prior periods.
As of June 30, 2021, our unrecognized tax benefits of $513.9 million included $391.2 million of unrecognized tax benefits that would have a favorable impact on our effective income tax rate if ultimately recognized, after considering amounts that we would expect to be offset by valuation allowances and other factors.

During the next 12 months, it is reasonably possible that the resolution of ongoing examinations by tax authorities, as well as the expiration of statutes of limitation and other items, could result in reductions to our unrecognized tax benefits related to tax positions taken as of June 30, 2021. The amount of any such reductions could range up to $85.0 million, substantially all of which would not have a positive impact on our effective tax rate. Other than the potential impacts of these ongoing examinations and the expected expiration of certain statutes of limitation, we do not expect any material changes to our unrecognized tax benefits during the next 12 months. No assurance can be given as to the nature or impact of any changes in our unrecognized tax positions during the next 12 months.

Certain of our subsidiaries are currently involved in income tax examinations in various jurisdictions in which we operate, including Belgium, the Netherlands, Poland and the U.S. While we do not expect adjustments from the foregoing examinations to have a material impact on our consolidated financial position, results of operations or cash flows, no assurance can be given that this will be the case given the amounts involved and the complex nature of the related issues.

(12)    Equity

Share Repurchases. During the six months ended June 30, 2021, we repurchased (i) 5,845,800 shares of our class A ordinary shares at an average price per share of $27.11 and (ii) 19,814,500 shares of our class C ordinary shares at an average price per share of $25.74, for an aggregate purchase price of $668.6 million, including direct acquisition costs. At June 30, 2021, the remaining amount authorized for share repurchases under our existing repurchase program was $334.8 million. In July 2021, our board of directors authorized a new share repurchase program whereby we are committing to repurchase a minimum of 10% of our equity market capitalization annually for the next three years. Under the program, Liberty Global may acquire from time to time its Class A ordinary shares, Class C ordinary shares, or any combination of Class A and Class C ordinary shares. The program may be effected through open market transactions and/or privately negotiated transactions, which may include derivative transactions. The timing of the repurchase of shares pursuant to the program will depend on a variety of factors, including market conditions and applicable law. The program may be implemented in conjunction with brokers for the Company and other financial institutions with whom the Company has relationships within certain preset parameters and purchases may continue during closed periods in accordance with applicable restrictions. The program may be suspended or discontinued at any time.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(13)    Share-based Compensation

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Liberty Global:
Performance-based incentive awards (a)	$14.4	$21.6	$38.4	$49.3
Non-performance based incentive awards (b)	59.4	47.8	84.8	66.1
Other (c)	7.6	6.0	15.0	12.2
Total Liberty Global	81.4	75.4	138.2	127.6
Other (d)	18.4	8.4	25.0	11.4
Total	$99.8	$83.8	$163.2	$139.0
Included in:
Other operating expense	$7.6	$1.6	$8.8	$2.3
SG&A expense	92.2	82.2	154.4	136.7
Total	$99.8	$83.8	$163.2	$139.0
_______________

(a)Includes share-based compensation expense related to (i) performance-based restricted share units (PSUs), (ii) our 2019 CEO Performance Award and (iii) our 2019 Challenge Performance Awards.

(b)In April 2021 with respect to 2014 and 2015 grants and April 2020 with respect to 2013 grants, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding share appreciation rights (SARs) and director options from a seven-year term to a ten-year term. Accordingly, the Black-Scholes fair values of the respective outstanding awards increased, resulting in the recognition of aggregate incremental share-based compensation expense of $22.7 million and $18.9 million during the second quarters of 2021 and 2020, respectively.

(c)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash. In addition, the 2021 amounts include compensation expense related to the 2021 Ventures Incentive Plan, as defined and described below.

(d)Amounts primarily relate to share-based compensation expense associated with Telenet’s share-based incentive awards.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

The following table provides the aggregate number of options, SARs and performance-based share appreciation rights (PSARs) with respect to awards issued by Liberty Global that were (i) outstanding and (ii) exercisable as of June 30, 2021:

	Class A		Class C
	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted Average exercise or base price	Gross number of shares underlying option, SAR and PSAR awards (a)	Weighted Average exercise or base price

Held by Liberty Global employees:
Outstanding	26,772,874	$27.00	62,376,768	$26.07
Exercisable	13,006,002	$30.54	28,857,049	$29.09

Held by former Liberty Global employees (b):
Outstanding	1,622,724	$32.70	4,607,264	$29.46
Exercisable	1,460,882	$33.74	4,283,590	$29.96
_______________

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

The following table provides the aggregate number of restricted share units (RSUs) and PSUs that were outstanding as of June 30, 2021. The number of shares to be issued on the vesting date of these awards will be reduced by the amount of the employee’s required income tax withholding.

	Class A	Class C

Held by Liberty Global employees:
RSUs	2,831,051	5,661,300
PSUs	1,348,606	2,697,150
Held by former Liberty Global employees (a):
RSUs	46,551	95,684
PSUs	18,172	36,340
_______________

(a)Amounts represent certain share-based awards that continue to be held by former employees of Liberty Global subsequent to certain split-off or disposal transactions. Although we do not recognize share-based compensation expense with respect to these awards, the future vesting of these RSUs and PSUs will increase the number of our outstanding ordinary shares.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

2021 Ventures Incentive Plan

In April 2021, the compensation committee of our board of directors approved a new incentive plan, referred to herein as the “2021 Ventures Incentive Plan”. The 2021 Ventures Incentive Plan was provided to executive officers and other key employees and is based on the performance of the Liberty Global Ventures Portfolio (the “Portfolio”), which is measured by assessing the fair value of the Portfolio quarterly over a three-year period beginning December 31, 2020 and ending on December 31, 2023. Payout is denominated in a fixed-cash amount and is assessed at the end of the three-year period using eligible participants’ initial contribution between 10% and 100% of their 2021 annual target equity value (which contributed amount is in lieu of their normal annual equity grant). The compensation committee has the discretion to settle the final payout amount in (i) cash or (ii) Liberty Global Class A and Class C ordinary shares based on the change in the Portfolio’s value. Subject to forfeitures, 100% of each participant’s payout will vest on March 31, 2024. In order to retain the payout, participants are required to remain employed through the final vesting date. As the final payout under this plan may be settled in cash, we use the liability method to account for the 2021 Ventures Incentive Plan. At June 30, 2021, the estimated fair value of the 2021 Ventures Incentive Plan was $20.7 million.

An initial fair value assessment was performed for the Portfolio as of December 31, 2020 by an independent third-party valuation specialist. We recognize share-based compensation expense related to the 2021 Ventures Incentive Plan as a charge to operations on a straight-line basis, including any changes in expense related to the change in the fair value of the Portfolio each assessment date, from the date of grant through the vesting date of March 31, 2024. Our share of payroll taxes incurred in connection with the vesting of the 2021 Ventures Incentive Plan is recorded as a component of share-based compensation expense in our condensed consolidated statement of operations.

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

The details of our basic and diluted weighted average ordinary shares outstanding are set forth below:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted average ordinary shares outstanding (basic EPS computation)	557,051,920	612,681,648	566,033,344	617,828,982
Incremental shares attributable to the assumed exercise of outstanding options and SARs and the release of RSUs and PSUs upon vesting (treasury stock method)	12,048,780	—	11,021,844	7,322,907
Weighted average ordinary shares outstanding (diluted EPS computation)	569,100,700	612,681,648	577,055,188	625,151,889

The calculation of diluted earnings per share excludes (i) for the three months ended June 30, 2021, a total of 57.9 million options, SARs and RSUs and a total of 13.8 million PSARs and PSUs, (ii) for the six months ended June 30, 2021, a total of 74.0 million options, SARs and RSUs and a total of 13.8 million PSARs and PSUs and (iii) for the six months ended June 30, 2020, a total of 58.1 million options, SARs and RSUs and 15.2 million PSARs and PSUs because their effect would have been anti-dilutive or, in the case of the PSARs and PSUs, because such awards had not yet met the applicable performance criteria.

We reported net losses attributable to Liberty Global shareholders for the three months ended June 30, 2020. Therefore, the potentially diluted effect at June 30, 2020 of the following items was not included in the computation of diluted net loss attributable to Liberty Global shareholders per share because their inclusion would have been anti-dilutive to the computation or, in the case of certain PSARs and PSUs, because such awards had not yet met the applicable performance criteria: (i) the aggregate number of shares issuable pursuant to outstanding options, SARs and RSUs of 77.2 million and (ii) the aggregate number of shares issuable pursuant to PSARs and PSUs of 20.3 million.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(15)    Commitments and Contingencies

Commitments

In the normal course of business, we have entered into agreements that commit our company to make cash payments in future periods with respect to network and connectivity commitments, programming contracts, purchases of customer premises and other equipment and services and other items. The following table sets forth the U.S. dollar equivalents of such commitments as of June 30, 2021. The commitments included in this table do not reflect any liabilities that are included on our June 30, 2021 condensed consolidated balance sheet.

	Payments due during:
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter	Total
	in millions

Network and connectivity commitments	$107.2	$96.0	$78.2	$53.4	$51.6	$42.1	$703.5	$1,132.0
Programming commitments	149.5	216.2	121.8	78.2	65.8	47.5	18.6	697.6
Purchase commitments	261.7	204.9	99.0	20.4	14.0	5.6	—	605.6
Other commitments	21.9	67.8	48.3	21.8	22.3	22.3	121.4	325.8
Total	$540.3	$584.9	$347.3	$173.8	$153.7	$117.5	$843.5	$2,761.0

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

Programming commitments consist of obligations associated with certain of our programming, studio output and sports rights contracts that are enforceable and legally binding on us as we have agreed to pay minimum fees without regard to (i) the actual number of subscribers to the programming services, (ii) whether we terminate service to a portion of our subscribers or dispose of a portion of our distribution systems or (iii) whether we discontinue our premium sports services. Programming commitments do not include increases in future periods associated with contractual inflation or other price adjustments that are not fixed. Accordingly, the amounts reflected in the above table with respect to these contracts are significantly less than the amounts we expect to pay in these periods under these contracts. Historically, payments to programming vendors have represented a significant portion of our operating costs, and we expect this will continue to be the case in future periods. In this regard, our total programming and copyright costs (including amounts related to the U.K. JV Entities through the closing of the U.K. JV Transaction) aggregated $868.3 million and $832.6 million during the six months ended June 30, 2021 and 2020, respectively.

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
June 30, 2021
(unaudited)

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

In addition to the commitments set forth in the table above, we have significant commitments under (i) derivative instruments and (ii) defined benefit plans and similar agreements, pursuant to which we expect to make payments in future periods. For information regarding our derivative instruments, including the net cash paid or received in connection with these instruments during the six months ended June 30, 2021 and 2020, see note 6.

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
June 30, 2021
(unaudited)

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

The 2018 Decision aims to, and in its application, may strengthen Telenet’s competitors by granting them resale access to Telenet’s network to offer competing products and services notwithstanding Telenet’s substantial historical financial outlays in developing the infrastructure. In addition, any access granted to competitors could (i) limit the bandwidth available to Telenet to provide new or expanded products and services to the customers served by its network and (ii) adversely impact Telenet’s ability to maintain or increase its revenue and cash flows. The extent of any such adverse impacts ultimately will be dependent on the extent that competitors take advantage of the resale access afforded to Telenet’s network, the rates that Telenet receives for such access and other competitive factors or market developments. Telenet appealed the 2018 Decision, which was rejected in September 2019.

UPC Austria Matter. On July 31 2018, we completed the sale of our Austrian operations, “UPC Austria,” to Deutsche Telekom AG (Deutsche Telekom). In October of 2019, we received notification under the terms of the relevant acquisition agreements from Deutsche Telekom and its subsidiary T-Mobile Austria Holding GmbH (together, the UPC Austria Sale Counterparties), asserting claims of €70.5 million ($83.5 million). The value of the amounts claimed by the UPC Austria Sale Counterparties has since increased to €106.2 million ($125.8 million). No amounts have been accrued by our company with respect to this matter as the likelihood of loss is not considered to be probable at this stage. We are unable to provide any meaningful estimate of a possible range of loss because, among other reasons, (i) we believe the assertions are unsupported and/or exaggerated and (ii) there are significant factual matters to be resolved. We intend to vigorously defend this matter.

Other Contingency Matters. In connection with the dispositions of certain of our operations, we provided tax indemnities to the counterparties for certain tax liabilities that could arise from the period we owned the respective operations, subject to certain thresholds. While we have not received notification from the counterparties for indemnification, it is reasonably possible

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

that we could, and the amounts involved could be significant. No amounts have been accrued by our company as the likelihood of any loss is not considered to be probable. Further, Liberty Global may be entitled to certain amounts that our disposed operations may recover from taxing authorities. Any such amounts will not be reflected in our consolidated financial statements until such time as the final disposition of such matters has been reached.

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

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

As of June 30, 2021, our reportable segments are as follows:

Consolidated:
•Switzerland
•Belgium
•Ireland
•Central and Eastern Europe

Nonconsolidated:
•VMED O2 JV
•VodafoneZiggo JV

On June 1, 2021, we completed the U.K. JV Transaction, whereby we contributed the U.K. JV Entities to the VMED O2 JV. Prior to the completion of the U.K. JV Transaction, we presented the U.K. JV Entities, together with our operations in Ireland, as a single reportable segment, “U.K./Ireland”. In connection with the completion of the U.K. JV Transaction, we have restated our segment presentation for all periods to separately present (i) the U.K. JV Entities and (ii) Ireland. In addition, certain other less significant entities previously included in the U.K./Ireland segment are now included within Central and Corporate (as defined below). Following the closing of the U.K. JV Transaction, we have identified the VMED O2 JV as a nonconsolidated reportable segment. For additional information regarding the U.K. JV Transaction, see note 4.

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services.

Our central and corporate functions (Central and Corporate) primarily include (i) services provided to the VMED O2 JV, the VodafoneZiggo JV and various third parties related to transitional service agreements, (ii) sales of customer premises equipment to the VodafoneZiggo JV and (iii) certain centralized functions, including billing systems, network operations, technology, marketing, facilities, finance and other administrative functions.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Performance Measures of Our Reportable Segments

The amounts presented below represent 100% of each of our reportable segment’s revenue and Adjusted EBITDA. As we have the ability to control Telenet, we consolidate 100% of Telenet’s revenue and expenses in our condensed consolidated statements of operations despite the fact that third parties own a significant interest. The noncontrolling owners’ interests in the operating results of Telenet and other less significant majority-owned subsidiaries are reflected in net earnings or loss attributable to noncontrolling interests in our condensed consolidated statements of operations. Similarly, despite only holding a 50% noncontrolling interest in both the VMED O2 JV and the VodafoneZiggo JV, we present 100% of the revenue and Adjusted EBITDA of those entities in the tables below. Our share of the operating results of the VMED O2 JV and the VodafoneZiggo JV are included in share of results of affiliates, net, in our condensed consolidated statements of operations.

	Revenue
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

U.K. (a)	$1,101.4	$1,417.3	$2,736.4	$2,913.7
Belgium	774.8	682.5	1,547.5	1,400.6
Switzerland	825.4	299.1	1,667.2	615.9
Ireland	134.1	115.2	270.2	239.8
Central and Eastern Europe	130.2	116.2	258.8	235.3
Central and Corporate	143.7	97.5	250.9	203.1
Intersegment eliminations	(4.1)	(4.9)	(10.2)	(9.7)
Total	$3,105.5	$2,722.9	$6,720.8	$5,598.7

VMED O2 JV (b)	$1,208.5	$—	$1,208.5	$—
VodafoneZiggo JV	$1,215.3	$1,081.6	$2,432.3	$2,178.7
_______________

(a)Represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The 2021 amounts represent the revenue of the VMED O2 JV for the period from June 1, 2021 through June 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

U.K. (a)	$444.9	$601.7	$1,085.3	$1,208.7
Belgium	389.6	354.1	761.4	685.7
Switzerland	298.5	150.9	580.1	285.0
Ireland	54.0	49.2	101.6	93.3
Central and Eastern Europe	59.5	52.7	116.5	107.0
Central and Corporate	6.2	(20.1)	(24.9)	(40.9)
Total	$1,252.7	$1,188.5	$2,620.0	$2,338.8

VMED O2 JV (b)	$411.0	$—	$411.0	$—
VodafoneZiggo JV	$570.1	$531.5	$1,135.3	$1,034.3
_______________

(a)Represents the Adjusted EBITDA of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The 2021 amounts represent the Adjusted EBITDA of the VMED O2 JV for the period from June 1, 2021 through June 30, 2021.

The following table provides a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Net earnings (loss)	$11,174.5	$(503.8)	$12,614.8	$513.9
Income tax expense (benefit)	282.8	(158.0)	453.3	(77.9)
Other income, net	(7.2)	(9.5)	(17.3)	(61.9)
Gain on U.K. JV Transaction	(11,138.0)	—	(11,138.0)	—
Share of results of affiliates, net	8.1	105.4	6.4	72.0
Losses on debt extinguishment, net	90.6	165.6	90.6	220.1
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(288.1)	(152.3)	(482.7)	377.5
Foreign currency transaction losses (gains), net	(133.3)	478.0	(436.4)	86.3
Realized and unrealized losses (gains) gains on derivative instruments, net	303.1	319.7	(508.0)	(917.6)
Interest expense	273.0	281.7	608.1	595.0
Operating income	565.5	526.8	1,190.8	807.4
Impairment, restructuring and other operating items, net	6.9	32.2	51.3	63.2
Depreciation and amortization	580.5	545.7	1,214.7	1,329.2
Share-based compensation expense	99.8	83.8	163.2	139.0
Adjusted EBITDA	$1,252.7	$1,188.5	$2,620.0	$2,338.8

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
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

	Six months ended June 30,
	2021	2020
	in millions

U.K. (a)	$557.4	$634.3
Belgium	291.2	251.9
Switzerland	278.2	123.8
Ireland	43.3	35.1
Central and Eastern Europe	38.2	39.8
Central and Corporate (b)	145.4	157.5
Total property and equipment additions	1,353.7	1,242.4
Assets acquired under capital-related vendor financing arrangements	(560.1)	(702.9)
Assets acquired under finance leases	(19.6)	(17.2)
Changes in current liabilities related to capital expenditures	94.9	127.3
Total capital expenditures, net	$868.9	$649.6

Property and equipment additions:
VMED O2 JV (c)	$226.3	$—
VodafoneZiggo JV	$510.4	$472.4
_______________

(a)Represents the property and equipment additions of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)Includes (i) property and equipment additions representing centrally-owned assets that benefit our operating segments and (ii) the net impact of certain centrally-procured network equipment that is ultimately transferred to our operating segments.

(c)The 2021 amount represents the property and equipment additions of the VMED O2 JV for the period from June 1, 2021 through June 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

Revenue by Major Category

Our revenue by major category for our consolidated reportable segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$763.9	$781.0	$1,690.7	$1,577.8
Video	631.5	633.6	1,376.6	1,316.7
Fixed-line telephony	272.0	328.3	629.2	666.5
Total subscription revenue	1,667.4	1,742.9	3,696.5	3,561.0
Non-subscription revenue	47.3	35.6	104.0	88.6
Total residential cable revenue	1,714.7	1,778.5	3,800.5	3,649.6
Residential mobile revenue (c):
Subscription revenue (b)	415.8	227.3	897.1	463.2
Non-subscription revenue	197.2	129.7	477.6	275.0
Total residential mobile revenue	613.0	357.0	1,374.7	738.2
Total residential revenue	2,327.7	2,135.5	5,175.2	4,387.8
B2B revenue (d):
Subscription revenue	191.6	133.1	359.6	268.8
Non-subscription revenue	380.6	328.5	816.8	666.9
Total B2B revenue	572.2	461.6	1,176.4	935.7
Other revenue (e)	205.6	125.8	369.2	275.2
Total	$3,105.5	$2,722.9	$6,720.8	$5,598.7
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

(d)B2B subscription revenue represents revenue from (i) services provided to certain small or home office (SOHO) subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video, fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

to large enterprises and, on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the NL JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Belgium and Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Geographic Segments

The revenue of our geographic segments is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

U.K. (a)	$1,101.4	$1,417.3	$2,736.4	$2,913.7
Belgium	774.8	682.5	1,547.5	1,400.6
Switzerland	825.4	299.1	1,667.2	615.9
Ireland	134.1	115.2	270.2	239.8
Poland	116.9	103.7	232.5	210.4
Slovakia	13.3	12.5	26.3	24.9
Other, including intersegment eliminations	139.6	92.6	240.7	193.4
Total	$3,105.5	$2,722.9	$6,720.8	$5,598.7

VMED O2 JV (U.K.) (b)	$1,208.5	$—	$1,208.5	$—
VodafoneZiggo JV (Netherlands)	$1,215.3	$1,081.6	$2,432.3	$2,178.7
______________

(a)Represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)The 2021 amounts represent the revenue of the VMED O2 JV for the period from June 1, 2021 through June 30, 2021.

LIBERTY GLOBAL PLC
Notes to Condensed Consolidated Financial Statements — (Continued)
June 30, 2021
(unaudited)

(17)   Subsequent Event

Our company received a non-binding offer from Iliad S.A. to acquire 100% of our operations in Poland at a purchase price equal to 9.3 times the estimated full year 2021 Adjusted EBITDA (PLN 781.5 million ($204.8 million)), reflecting an enterprise value of PLN 7.3 billion ($1.9 billion). Discussions are in process and there can be no certainty that a transaction will ultimately be consummated. If any agreement were to be reached, customary terms and conditions would apply to any proposed transaction, including regulatory approvals. We will update the market in due course on the outcome of these discussions.

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
•Material Changes in Results of Operations. This section provides an analysis of our results of operations for the three and six months ended June 30, 2021 and 2020.
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

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2021.
Forward-looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. In particular, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk may contain forward-looking statements, including statements regarding our business, product, foreign currency and finance strategies, our property and equipment additions (including with respect to the Network Extensions, as defined below), subscriber growth and retention rates, competitive, regulatory and economic factors, the timing and impacts of proposed transactions, the maturity of our markets, the potential impact of COVID-19 on our company, the anticipated impacts of new legislation (or changes to existing rules and regulations), anticipated changes in our revenue, costs or growth rates, our liquidity, credit risks, foreign currency risks, interest rate risks, target leverage levels, debt covenants, our future projected contractual commitments and cash flows and other information and statements that are not historical fact. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. In evaluating these statements, you should consider the risks and uncertainties discussed in our 10-K, as well as the following list of some but not all of the factors that could cause actual results or events (including with respect to our affiliates) to differ materially from anticipated results or events:

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
•consumer acceptance of our existing service offerings, including our broadband internet, cable television, fixed-line telephony, mobile and business service offerings, and of new technology, programming alternatives and other products and service offerings in the future;
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

Overview

General

We are an international provider of broadband internet, video, fixed-line telephony and mobile communications services to residential customers and businesses in Europe. Our operations comprise businesses that provide residential and B2B communications services in (i) Switzerland, Poland and Slovakia through UPC Holding, (ii) Belgium through Telenet and (iii) Ireland through another wholly-owned subsidiary of Liberty Global (VM Ireland). In addition, we own 50% noncontrolling interests in (a) a 50:50 joint venture between Vodafone Group plc (Vodafone) and Liberty Global (the VodafoneZiggo JV), which provides residential and B2B communication services in the Netherlands and (b) a 50:50 joint venture between Telefonica SA (Telefónica) and Liberty Global (the VMED O2 JV), which provides residential and B2B communication services in the United Kingdom (U.K.).

Through May 31, 2021, we provided residential and B2B communication services in the U.K. through Virgin Media Inc. (Virgin Media). On June 1, 2021, we contributed the U.K. JV Entities to the VMED O2 JV and began accounting for our 50% interest in the VMED O2 JV as an equity method investment. For additional information, see note 4.

Operations

At June 30, 2021, our consolidated operations owned and operated networks that passed 11,107,600 homes and served 5,675,700 fixed-line customers and 5,710,800 mobile subscribers.
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

The global COVID-19 pandemic continues to adversely impact the economies of the countries in which we operate. However, during the second quarter of 2021, the adverse impact on our company continued to be relatively minimal as demand for our products and services remained strong. It is not currently possible to estimate the duration and severity of the COVID-19 pandemic or the adverse economic impact resulting from the preventative measures taken to contain or mitigate its outbreak, therefore no assurance can be given that an extended period of global economic disruption would not have a material adverse impact on our business, financial condition and results of operations in future periods. For further information regarding the COVID-19 pandemic, see the discussion under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview included in our 2020 Annual Report on Form 10-K, as amended. For additional information regarding the impact of COVID-19 on our results of operations for the six months ended June 30, 2021, see Discussion and Analysis of our Reportable Segments below.

Material Changes in Results of Operations

We have completed a number of transactions that impact the comparability of our results of operations, the most notable of which are the Sunrise Acquisition on November 11, 2020 and the U.K. JV Transaction on June 1, 2021. For further information, see note 4 to our condensed consolidated financial statements.

In the following discussion, we quantify the estimated impact of material acquisitions (the Acquisition Impact) and dispositions on our operating results. The Acquisition Impact represents our estimate of the difference between the operating results of the periods under comparison that is attributable to an acquisition. In general, we base our estimate of the Acquisition Impact on an acquired entity’s operating results during the first three to twelve months following the acquisition date, as adjusted to remove integration costs and any other material unusual or nonoperational items, such that changes from those operating results in subsequent periods are considered to be organic changes. Accordingly, in the following discussion, (i) organic variances attributed to an acquired entity during the first 12 months following the acquisition date represent differences between the Acquisition Impact and the actual results and (ii) the calculation of our organic change percentages includes the organic activity of an acquired entity relative to the Acquisition Impact of such entity. With respect to material dispositions, the organic changes that are discussed below reflect adjustments to exclude the historical prior-year results of any disposed entities to the extent that such entities are not included in the corresponding results for the current-year periods.

Changes in foreign currency exchange rates have a significant impact on our reported operating results as all of our operating segments have functional currencies other than the U.S. dollar. Our primary exposure to foreign exchange (FX) risk during the six months ended June 30, 2021 was to the British pound sterling, euro and Swiss franc as 35.8%, 33.9% and 26.6% of our reported revenue during the period was derived from subsidiaries whose functional currencies are the British pound sterling, euro and Swiss franc, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for certain other local currencies in Europe. The portions of the changes in the various components of our results of operations that are attributable to changes in FX are highlighted under Discussion and Analysis of our Reportable Segments and Discussion and Analysis of our Consolidated Operating Results below. For information regarding our foreign currency risks and the applicable foreign currency exchange rates in effect for the periods covered by this Quarterly Report, see Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk — Foreign Currency Risk below.

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

Discussion and Analysis of our Reportable Segments

General

All of our reportable segments derive their revenue primarily from residential and B2B communications services, including broadband internet, video, fixed-line telephony and mobile services. For detailed information regarding the composition of our reportable segments and how we define and categorize our revenue components, see note 16 to our condensed consolidated financial statements. For information regarding the results of operations of the VodafoneZiggo JV and, for the period from June 1, 2021 through June 30, 2021, the VMED O2 JV, refer to Discussion and Analysis of our Consolidated Operating Results — Share of results of affiliates below.

The tables presented below in this section provide the details of the revenue and Adjusted EBITDA of our consolidated reportable segments for the three and six months ended June 30, 2021 and 2020. These tables present (i) the amounts reported for the current and comparative periods, (ii) the reported U.S. dollar change and percentage change from period to period and (iii) the organic U.S. dollar change and percentage change from period to period. For our organic comparisons, which exclude the impact of FX, we assume that exchange rates remained constant at the prior-year rate during all periods presented. We also provide a table showing the Adjusted EBITDA margins of our consolidated reportable segments for three and six months ended June 30, 2021 and 2020 at the end of this section.

Consolidated Adjusted EBITDA is a non-GAAP measure, which we believe is a meaningful measure because it represents a transparent view of our recurring operating performance that is unaffected by our capital structure and allows management to readily view operating trends from a consolidated view. Investors should view consolidated Adjusted EBITDA as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations. The following table provides a reconciliation of net earnings (loss) to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Net earnings (loss)	$11,174.5	$(503.8)	$12,614.8	$513.9
Income tax expense (benefit)	282.8	(158.0)	453.3	(77.9)
Other income, net	(7.2)	(9.5)	(17.3)	(61.9)
Gain on U.K. JV Transaction	(11,138.0)	—	(11,138.0)	—
Share of results of affiliates, net	8.1	105.4	6.4	72.0
Losses on debt extinguishment, net	90.6	165.6	90.6	220.1
Realized and unrealized losses (gains) due to changes in fair values of certain investments and debt, net	(288.1)	(152.3)	(482.7)	377.5
Foreign currency transaction losses (gains), net	(133.3)	478.0	(436.4)	86.3
Realized and unrealized losses (gains) gains on derivative instruments, net	303.1	319.7	(508.0)	(917.6)
Interest expense	273.0	281.7	608.1	595.0
Operating income	565.5	526.8	1,190.8	807.4
Impairment, restructuring and other operating items, net	6.9	32.2	51.3	63.2
Depreciation and amortization	580.5	545.7	1,214.7	1,329.2
Share-based compensation expense	99.8	83.8	163.2	139.0
Adjusted EBITDA	$1,252.7	$1,188.5	$2,620.0	$2,338.8

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

Revenue

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$1,101.4	$1,417.3	$(315.9)	(22.3)	$41.1	4.4
Belgium	774.8	682.5	92.3	13.5	25.4	3.7
Switzerland	825.4	299.1	526.3	176.0	(8.1)	(1.0)
Ireland	134.1	115.2	18.9	16.4	7.2	6.4
Central and Eastern Europe	130.2	116.2	14.0	12.0	3.4	2.9
Central and Corporate (b)	143.7	97.5	46.2	47.4	18.6	19.1
Intersegment eliminations	(4.1)	(4.9)	0.8	N.M.	0.8	N.M.
Total	$3,105.5	$2,722.9	$382.6	14.1	$88.4	3.2

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$2,736.4	$2,913.7	$(177.3)	(6.1)	$62.4	2.6
Belgium	1,547.5	1,400.6	146.9	10.5	16.0	1.1
Switzerland	1,667.2	615.9	1,051.3	170.7	(25.1)	(1.6)
Ireland	270.2	239.8	30.4	12.7	7.2	3.0
Central and Eastern Europe	258.8	235.3	23.5	10.0	7.1	3.1
Central and Corporate (b)	250.9	203.1	47.8	23.5	16.6	8.2
Intersegment eliminations	(10.2)	(9.7)	(0.5)	N.M.	(0.5)	N.M.
Total	$6,720.8	$5,598.7	$1,122.1	20.0	$83.7	1.4
_______________

N.M. — Not Meaningful.

(a)Represents the revenue of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

(b)Amounts primarily include revenue earned from transition and other services provided to the VodafoneZiggo JV, the VMED O2 JV and various third parties and the sale of customer premises equipment to the VodafoneZiggo JV. For additional information, see notes 4 and 5 to our condensed consolidated financial statements.

U.K. The details of the decreases in the U.K.’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$17.3	$—	$17.3	$36.6	$—	$36.6
ARPU (a)	(6.7)	—	(6.7)	(55.3)	—	(55.3)
Increase in residential cable non-subscription revenue (b)	—	7.9	7.9	—	12.8	12.8
Total increase (decrease) in residential cable revenue	10.6	7.9	18.5	(18.7)	12.8	(5.9)
Increase in residential mobile revenue (c)	3.0	8.2	11.2	1.3	32.2	33.5
Increase in B2B revenue (d)	3.8	7.7	11.5	9.6	25.4	35.0
Decrease in other revenue	—	(0.1)	(0.1)	—	(0.2)	(0.2)
Total organic increase (decrease)	17.4	23.7	41.1	(7.8)	70.2	62.4
Impact of dispositions	(380.1)	(99.5)	(479.6)	(386.1)	(101.1)	(487.2)
Impact of FX	97.4	25.2	122.6	194.8	52.7	247.5
Total	$(265.3)	$(50.6)	$(315.9)	$(199.1)	$21.8	$(177.3)
_______________

(a)The decreases in cable subscription revenue related to changes in ARPU include an increase of approximately $19 million associated with the pausing or cancellation of certain sporting events during the second quarter of 2020, as further described under Discussion and Analysis of our Consolidated Operating Results — Programming and other direct costs of services below.

(b)The increases in residential cable non-subscription revenue are primarily attributable to increases in (i) revenue from late fees, (ii) cancellation revenue and (iii) installation revenue.

(c)The increases in residential mobile non-subscription revenue are primarily attributable to increases in revenue from mobile handset sales.

(d)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The increases in B2B non-subscription revenue are primarily attributable to the net effect of (i) increases in revenue associated with long-term leases of a portion of our network and (ii) lower revenue from data services.

Belgium. The details of the increases in Belgium’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(5.1)	$—	$(5.1)	$(12.0)	$—	$(12.0)
ARPU	1.6	—	1.6	6.5	—	6.5
Increase in residential cable non-subscription revenue	—	2.7	2.7	—	2.1	2.1
Total increase (decrease) in residential cable revenue	(3.5)	2.7	(0.8)	(5.5)	2.1	(3.4)
Increase (decrease) in residential mobile revenue (a)	3.3	(6.1)	(2.8)	1.2	(7.4)	(6.2)
Increase in B2B revenue (b)	5.4	9.0	14.4	8.8	2.2	11.0
Increase in other revenue (c)	—	14.6	14.6	—	14.6	14.6
Total organic increase	5.2	20.2	25.4	4.5	11.5	16.0
Impact of dispositions	—	—	—	(1.7)	(0.5)	(2.2)
Impact of FX	50.1	16.8	66.9	99.6	33.5	133.1
Total	$55.3	$37.0	$92.3	$102.4	$44.5	$146.9
_______________

(a)The decreases in residential mobile non-subscription revenue are primarily attributable to lower interconnect and mobile roaming revenue.

(b)The increases in B2B subscription revenue are primarily due to increases in the average number of customers. The increases in B2B non-subscription revenue are primarily attributable to the net effect of (i) increases in revenue from mobile handset sales, (ii) higher revenue from wholesale services and (iii) lower interconnect revenue.

(c)The increases in other revenue are attributable to higher broadcasting revenue.

For information concerning certain regulatory developments that could have an adverse impact on our revenue in Belgium, see Legal and Regulatory Proceedings and Other Contingencies - Belgium Regulatory Developments in note 15 to our condensed consolidated financial statements.

Switzerland. The details of the increases in Switzerland’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$(10.6)	$—	$(10.6)	$(25.6)	$—	$(25.6)
ARPU	1.3	—	1.3	3.6	—	3.6
Increase in residential cable non-subscription revenue (a)	—	4.4	4.4	—	1.7	1.7
Total increase (decrease) in residential cable revenue	(9.3)	4.4	(4.9)	(22.0)	1.7	(20.3)
Increase (decrease) in residential mobile revenue (b)	9.8	(19.1)	(9.3)	12.3	(22.5)	(10.2)
Increase (decrease) in B2B revenue (c)	(2.3)	10.1	7.8	(1.2)	8.1	6.9
Decrease in other revenue	—	(1.7)	(1.7)	—	(1.5)	(1.5)
Total organic decrease	(1.8)	(6.3)	(8.1)	(10.9)	(14.2)	(25.1)
Impact of acquisitions	326.7	162.2	488.9	652.3	323.2	975.5
Impact of FX	33.5	12.0	45.5	72.5	28.4	100.9
Total	$358.4	$167.9	$526.3	$713.9	$337.4	$1,051.3
_______________

(a)The increase in residential cable non-subscription revenue for the three-month comparison includes an increase of $2.2 million associated with the acceleration of revenue from our distribution partner in the first quarter of 2020 for the broadcast of ice hockey, as further described under Discussion and Analysis of our Consolidated Operating Results — Programming and other direct costs of services below.

(b)The increases in residential mobile subscription revenue are primarily due to increases in the average number of mobile subscribers. The decreases in residential mobile non-subscription revenue are largely attributable to decreases in revenue from mobile handset sales.

(c)The increases in B2B non-subscription revenue are primarily attributable to higher revenue from wholesale services.

Ireland. The details of the increases in Ireland’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$0.1	$—	$0.1	$0.2	$—	$0.2
ARPU	(0.6)	—	(0.6)	0.6	—	0.6
Increase in residential cable non-subscription revenue	—	0.3	0.3	—	0.1	0.1
Total increase (decrease) in residential cable revenue	(0.5)	0.3	(0.2)	0.8	0.1	0.9
Increase (decrease) in residential mobile revenue	0.9	(0.3)	0.6	1.8	(0.4)	1.4
Increase (decrease) in B2B revenue	0.1	(0.2)	(0.1)	0.3	(1.1)	(0.8)
Increase in other revenue (a)	—	6.9	6.9	—	5.7	5.7
Total organic increase	0.5	6.7	7.2	2.9	4.3	7.2
Impact of FX	9.1	2.6	11.7	17.8	5.4	23.2
Total	$9.6	$9.3	$18.9	$20.7	$9.7	$30.4
_______________

(a)The increases in other revenue are attributable to higher broadcasting revenue.

Central and Eastern Europe. The details of the increases in Central and Eastern Europe’s revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are set forth below:

	Three-month period			Six-month period
	Subscription revenue	Non-subscription revenue	Total	Subscription revenue	Non-subscription revenue	Total
	in millions
Increase in residential cable subscription revenue due to change in:
Average number of customers	$1.9	$—	$1.9	$3.9	$—	$3.9
ARPU	0.4	—	0.4	0.8	—	0.8
Decrease in residential cable non-subscription revenue	—	(0.2)	(0.2)	—	(0.2)	(0.2)
Total increase (decrease) in residential cable revenue	2.3	(0.2)	2.1	4.7	(0.2)	4.5
Increase (decrease) in residential mobile revenue	0.6	(0.1)	0.5	1.2	—	1.2
Increase in B2B revenue	0.6	0.6	1.2	1.3	0.7	2.0
Decrease in other revenue	—	(0.4)	(0.4)	—	(0.6)	(0.6)
Total organic increase (decrease)	3.5	(0.1)	3.4	7.2	(0.1)	7.1
Impact of FX	10.0	0.6	10.6	15.1	1.3	16.4
Total	$13.5	$0.5	$14.0	$22.3	$1.2	$23.5

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

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$444.9	$601.7	$(156.8)	(26.1)	$0.1	—
Belgium	389.6	354.1	35.5	10.0	2.0	0.6
Switzerland	298.5	150.9	147.6	97.8	(15.6)	(5.2)
Ireland	54.0	49.2	4.8	9.8	—	0.1
Central and Eastern Europe	59.5	52.7	6.8	12.9	1.8	3.4
Central and Corporate	6.2	(20.1)	26.3	130.8	22.6	112.4
Total	$1,252.7	$1,188.5	$64.2	5.4	$10.9	1.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$1,085.3	$1,208.7	$(123.4)	(10.2)	$(12.5)	(1.3)
Belgium	761.4	685.7	75.7	11.0	12.4	1.8
Switzerland	580.1	285.0	295.1	103.5	(32.9)	(5.7)
Ireland	101.6	93.3	8.3	8.9	(0.4)	(0.4)
Central and Eastern Europe	116.5	107.0	9.5	8.9	1.9	1.9
Central and Corporate	(24.9)	(40.9)	16.0	39.1	18.3	44.7
Total	$2,620.0	$2,338.8	$281.2	12.0	$(13.2)	(0.5)
_______________

N.M. — Not Meaningful.

(a)Represents the Adjusted EBITDA of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Adjusted EBITDA Margin

The following table sets forth the Adjusted EBITDA margins (Adjusted EBITDA divided by revenue) of each of our consolidated reportable segments:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

U.K. (a)	40.4%	42.5%	39.7%	41.5%
Belgium	50.3%	51.9%	49.2%	49.0%
Switzerland	36.2%	50.4%	34.8%	46.3%
Ireland	40.3%	42.7%	37.6%	38.9%
Central and Eastern Europe	45.7%	45.5%	45.0%	45.6%
_______________

(a)Represents the results of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

In addition to organic changes in the revenue, operating and SG&A expenses of our consolidated reportable segments, the Adjusted EBITDA margins presented above are impacted by acquisitions. In this regard, the Sunrise Acquisition had a significant adverse impact on the Adjusted EBITDA margin in Switzerland, as the acquired Sunrise mobile business generates a relatively lower Adjusted EBITDA margin than our legacy cable operations in Switzerland. For discussion of the factors contributing to the changes in the Adjusted EBITDA margins of our consolidated reportable segments, see the analysis of our revenue included in Discussion and Analysis of our Reportable Segments above and the analysis of our expenses included in Discussion and Analysis of our Consolidated Operating Results below.

Discussion and Analysis of our Consolidated Operating Results

Revenue

Our revenue by major category is set forth below:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$763.9	$781.0	$(17.1)	(2.2)	$15.0	2.2
Video	631.5	633.6	(2.1)	(0.3)	15.7	2.8
Fixed-line telephony	272.0	328.3	(56.3)	(17.1)	(31.1)	(11.2)
Total subscription revenue	1,667.4	1,742.9	(75.5)	(4.3)	(0.4)	—
Non-subscription revenue	47.3	35.6	11.7	32.9	14.8	52.9
Total residential cable revenue	1,714.7	1,778.5	(63.8)	(3.6)	14.4	0.9
Residential mobile revenue (c):
Subscription revenue (b)	415.8	227.3	188.5	82.9	17.6	4.6
Non-subscription revenue	197.2	129.7	67.5	52.0	(17.2)	(8.7)
Total residential mobile revenue	613.0	357.0	256.0	71.7	0.4	0.1
Total residential revenue	2,327.7	2,135.5	192.2	9.0	14.8	0.7
B2B revenue (d):
Subscription revenue	191.6	133.1	58.5	44.0	7.6	5.1
Non-subscription revenue	380.6	328.5	52.1	15.9	26.5	8.2
Total B2B revenue	572.2	461.6	110.6	24.0	34.1	7.2
Other revenue (e)	205.6	125.8	79.8	63.4	39.5	29.4
Total	$3,105.5	$2,722.9	$382.6	14.1	$88.4	3.2

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

Residential revenue:
Residential cable revenue (a):
Subscription revenue (b):
Broadband internet	$1,690.7	$1,577.8	$112.9	7.2	$18.9	1.2
Video	1,376.6	1,316.7	59.9	4.5	3.7	0.3
Fixed-line telephony	629.2	666.5	(37.3)	(5.6)	(63.3)	(9.9)
Total subscription revenue	3,696.5	3,561.0	135.5	3.8	(40.7)	(1.2)
Non-subscription revenue	104.0	88.6	15.4	17.4	15.9	20.0
Total residential cable revenue	3,800.5	3,649.6	150.9	4.1	(24.8)	(0.7)
Residential mobile revenue (c):
Subscription revenue (b)	897.1	463.2	433.9	93.7	17.8	2.2
Non-subscription revenue	477.6	275.0	202.6	73.7	2.1	0.5
Total residential mobile revenue	1,374.7	738.2	636.5	86.2	19.9	1.6
Total residential revenue	5,175.2	4,387.8	787.4	17.9	(4.9)	(0.1)
B2B revenue (d):
Subscription revenue	359.6	268.8	90.8	33.8	18.8	6.0
Non-subscription revenue	816.8	666.9	149.9	22.5	31.5	4.4
Total B2B revenue	1,176.4	935.7	240.7	25.7	50.3	4.9
Other revenue (e)	369.2	275.2	94.0	34.2	38.3	13.2
Total	$6,720.8	$5,598.7	$1,122.1	20.0	$83.7	1.4
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

(c)Residential mobile subscription revenue includes amounts received from subscribers for ongoing services. Residential mobile non-subscription revenue includes, among other items, interconnect revenue and revenue from sales of mobile handsets and other devices. Residential mobile interconnect revenue was $57.9 million and $48.9 million during the three months ended June 30, 2021 and 2020, respectively, and $135.5 million and $108.5 million during the six months ended June 30, 2021 and 2020, respectively.

(d)B2B subscription revenue represents revenue from (i) services provided to SOHO subscribers and (ii) mobile services provided to medium and large enterprises. SOHO subscribers pay a premium price to receive expanded service levels along with broadband internet, video fixed-line telephony or mobile services that are the same or similar to the mass marketed products offered to our residential subscribers. A portion of the increase in our B2B subscription revenue is attributable to the conversion of certain residential subscribers to SOHO subscribers. B2B non-subscription revenue includes (a) revenue from business broadband internet, video, fixed-line telephony and data services offered to medium to large enterprises and, on a wholesale basis, to other operators and (b) revenue from long-term leases of portions of our network.

(e)Other revenue includes, among other items, (i) revenue earned from the U.K. JV Services, the NL JV Services and the sale of customer premises equipment to the VodafoneZiggo JV, (ii) broadcasting revenue in Belgium and Ireland and (iii) revenue earned from transitional and other services provided to various third parties.

Total revenue. Our consolidated revenue increased $382.6 million or 14.1% and $1,122.1 million or 20.0% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases include increases of $488.9 million and $975.5 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $479.6 million and $487.2 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our consolidated revenue increased $88.4 million or 3.2% and $83.7 million or 1.4%, respectively.

Residential revenue. The details of the increases in our consolidated residential revenue during the three and six months ended June 30, 2021, as compared to the corresponding periods in 2020, are as follows:

	Three-month period	Six-month period
	in millions

Increase (decrease) in residential cable subscription revenue due to change in:
Average number of customers	$8.1	$12.7
ARPU	(8.5)	(53.4)
Increase in residential cable non-subscription revenue	14.8	15.9
Total increase (decrease) in residential cable revenue	14.4	(24.8)
Increase in residential mobile subscription revenue	17.6	17.8
Increase (decrease) in residential mobile non-subscription revenue	(17.2)	2.1
Total organic increase (decrease) in residential revenue	14.8	(4.9)
Impact of acquisitions and dispositions	(9.0)	376.2
Impact of FX	186.4	416.1
Total increase in residential revenue	$192.2	$787.4

On an organic basis, our consolidated residential cable subscription revenue remained relatively unchanged during the three months ended June 30, 2021 and decreased $40.7 million or 1.2% during the six months ended June 30, 2021 as compared to the corresponding periods in 2020, primarily attributable to the net effect of (i) decreases in Switzerland and (ii) changes in the U.K.

On an organic basis, our consolidated residential cable non-subscription revenue increased $14.8 million or 52.9% and $15.9 million or 20.0% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to increases in the U.K.

On an organic basis, our consolidated residential mobile subscription revenue increased $17.6 million or 4.6% and $17.8 million or 2.2% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to increases in Switzerland.

On an organic basis, our consolidated residential mobile non-subscription revenue increased (decreased) ($17.2 million) or (8.7%) and $2.1 million or 0.5% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to the net effect of (i) increases in the U.K. and (ii) decreases in Switzerland and Belgium.

B2B revenue. On an organic basis, our consolidated B2B subscription revenue increased $7.6 million or 5.1% and $18.8 million or 6.0% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to increases in the U.K. and Belgium.

On an organic basis, our consolidated B2B non-subscription revenue increased $26.5 million or 8.2% and $31.5 million or 4.4% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily due to increases in the U.K., Switzerland and Belgium.

Other revenue. On an organic basis, our consolidated other revenue increased $39.5 million or 29.4% and $38.3 million or 13.2% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020, primarily attributable to (i) increases in Central and Corporate related to revenue earned from the JV Services and (ii) higher broadcasting revenue in Belgium and Ireland.

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

The details of our programming and other direct costs of services are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$339.6	$428.3	$(88.7)	(20.7)	$21.8	7.8
Belgium	168.8	142.4	26.4	18.5	12.0	8.4
Switzerland	264.3	54.7	209.6	383.2	4.9	2.0
Ireland	36.9	28.8	8.1	28.1	4.8	16.7
Central and Eastern Europe	32.0	30.4	1.6	5.3	(1.1)	(3.6)
Central and Corporate	34.6	31.9	2.7	8.5	(3.0)	(9.4)
Intersegment eliminations	(3.2)	(1.5)	(1.7)	N.M.	(1.7)	N.M.
Total	$873.0	$715.0	$158.0	22.1	$37.7	5.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$868.1	$906.2	$(38.1)	(4.2)	$34.6	4.6
Belgium	348.3	331.3	17.0	5.1	(12.5)	(3.8)
Switzerland	546.6	140.9	405.7	287.9	(6.5)	(1.2)
Ireland	82.2	67.9	14.3	21.1	7.2	10.6
Central and Eastern Europe	65.6	60.2	5.4	9.0	1.0	1.7
Central and Corporate	78.2	65.6	12.6	19.2	(0.8)	(1.2)
Intersegment eliminations	(5.4)	(2.0)	(3.4)	N.M.	(3.4)	N.M.
Total	$1,983.6	$1,570.1	$413.5	26.3	$19.6	1.1
_______________

N.M. — Not Meaningful.

(a)Represents the programming and other direct costs of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Our programming and other direct costs of services increased $158.0 million or 22.1% and $413.5 million or 26.3% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases include increases of $189.8 million and $379.3 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $148.3 million and $150.7 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our programming and other direct costs of services increased $37.7 million or 5.0% and $19.6 million or 1.1%, respectively. These increases include the following factors:

•Increases in programming and copyright costs of $45.8 million or 12.8% and $38.0 million or 4.6%, respectively, primarily due to increases in the U.K., Belgium, Ireland and Switzerland attributable to higher costs for certain premium and/or basic content. The higher costs in the U.K. include increases of $12.5 million and $14.1 million, respectively, related to the net impact of credits received during the second quarters of 2020 and 2021 in connection with (i) the pausing or cancellation of certain sporting events due to the COVID-19 pandemic during 2020, which offset the aforementioned revenue increases, and (ii) the loss of certain content. In Belgium and Switzerland, the higher costs for the three-month comparison include increases of $10.6 million and $4.8 million, respectively, associated with the impact of the acceleration of certain costs for sports rights during the second quarter of 2020 as a result of the COVID-19 pandemic. In this respect, certain sports leagues in Belgium and Switzerland were cancelled during 2020. Accordingly, the prepaid amounts for the associated sports rights that were previously scheduled to be expensed during the second quarter of 2020 were recognized during the first quarter of 2020;

•An increase (decrease) in interconnect and access costs of $3.8 million or 2.0% and ($29.9 million) or (7.4%), respectively, primarily due to the net effect of (i) lower interconnect and mobile roaming costs, primarily due to decreases in Belgium, the U.K. and Switzerland, (ii) higher leased tower costs in Switzerland and (iii) lower MVNO costs, as decreases in the U.K. were only partially offset by increases in Ireland. Across all of our markets, interconnect and mobile roaming costs have been impacted by changes in usage per subscriber associated with factors such as lower travel and the use of WiFi alternatives during the COVID-19 pandemic; and

•An increase (decrease) in mobile handset and other device costs of ($14.1 million) or (18.6%) and $1.4 million or 0.9%, respectively, primarily due to the net effect of (i) higher average costs per handset sold in the U.K. and (ii) lower sales volumes, as decreases in Switzerland were only partially offset by increases in the U.K.

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
The details of our other operating expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$162.2	$206.0	$(43.8)	(21.3)	$4.5	3.2
Belgium	113.8	94.9	18.9	19.9	8.8	9.3
Switzerland	106.0	45.5	60.5	133.0	—	—
Ireland	24.1	22.2	1.9	8.6	—	—
Central and Eastern Europe	18.7	15.7	3.0	19.1	1.5	9.6
Central and Corporate	18.3	13.1	5.2	39.7	(2.9)	(22.1)
Intersegment eliminations	2.7	2.1	0.6	N.M.	0.6	N.M.
Total other operating expenses excluding share-based compensation expense	445.8	399.5	46.3	11.6	$12.5	3.2
Share-based compensation expense	7.6	1.6	6.0	375.0
Total	$453.4	$401.1	$52.3	13.0

	Six months ended June 30,		Increase (decrease)		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$405.9	$424.5	$(18.6)	(4.4)	$12.0	3.4
Belgium	228.5	188.1	40.4	21.5	20.2	10.7
Switzerland	212.4	91.9	120.5	131.1	(1.4)	(0.7)
Ireland	48.5	45.2	3.3	7.3	(0.8)	(1.8)
Central and Eastern Europe	36.7	32.1	4.6	14.3	2.4	7.5
Central and Corporate	33.5	35.0	(1.5)	(4.3)	(5.7)	(16.3)
Intersegment eliminations	3.2	2.1	1.1	N.M.	1.1	N.M.
Total other operating expenses excluding share-based compensation expense	968.7	818.9	149.8	18.3	$27.8	3.2
Share-based compensation expense	8.8	2.3	6.5	282.6
Total	$977.5	$821.2	$156.3	19.0
_______________

N.M. — Not Meaningful.

(a)Represents the other operating expenses of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Our other operating expenses (exclusive of share-based compensation expense) increased $46.3 million or 11.6% and $149.8 million or 18.3% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases include increases of $53.3 million and $106.2 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $64.7 million and $65.7 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our other operating expenses increased $12.5 million or 3.2% and $27.8 million or 3.2%, respectively. These increases include the following factors:

•Increases in personnel costs of $2.9 million or 2.3% and $13.8 million or 5.4%, respectively, primarily due to the net effect of (i) higher staffing levels, primarily due to increases in Central and Corporate, Switzerland, U.K. and Belgium, (ii) lower costs due to higher capitalizable activities in the U.K. and (iii) lower average costs per employee for the three-month comparison and higher average costs per employee for the six-month comparison resulting from decreases in Central and Corporate and a decrease for the three-month comparison and an increase for the six-month comparison in the U.K.; and

•Increases in customer service costs of $9.1 million or 19.4% and $10.7 million or 9.5%, respectively, primarily due to higher call center costs in the U.K. and Belgium. The higher call center costs in the U.K. are primarily due to the impact of lockdowns during the second quarter of 2020 associated with the COVID-19 pandemic, which prevented certain outsourced contract services from being performed during such period.

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

The details of our SG&A expenses are as follows:

	Three months ended June 30,		Increase (decrease)		Organic increase
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$154.7	$181.3	$(26.6)	(14.7)	$14.7	12.0
Belgium	102.6	91.1	11.5	12.6	2.6	2.9
Switzerland	156.6	48.0	108.6	226.3	2.6	1.8
Ireland	19.1	15.0	4.1	27.3	2.4	16.0
Central and Eastern Europe	20.0	17.4	2.6	14.9	1.2	6.9
Central and Corporate	84.6	72.6	12.0	16.5	1.9	2.6
Intersegment eliminations	(3.6)	(5.5)	1.9	N.M.	1.9	N.M.
Total SG&A expenses excluding share-based compensation expense	534.0	419.9	114.1	27.2	$27.3	5.9
Share-based compensation expense	92.2	82.2	10.0	12.2
Total	$626.2	$502.1	$124.1	24.7

	Six months ended June 30,		Increase		Organic increase (decrease)
	2021	2020	$	%	$	%
	in millions, except percentages

U.K. (a)	$377.1	$374.3	$2.8	0.7	$28.3	9.0
Belgium	209.3	195.5	13.8	7.1	(4.1)	(2.1)
Switzerland	328.1	98.1	230.0	234.5	15.7	5.4
Ireland	37.9	33.4	4.5	13.5	1.2	3.6
Central and Eastern Europe	40.0	36.0	4.0	11.1	1.8	5.0
Central and Corporate	164.1	143.4	20.7	14.4	4.8	3.3
Intersegment eliminations	(8.0)	(9.8)	1.8	N.M.	1.8	N.M.
Total SG&A expenses excluding share-based compensation expense	1,148.5	870.9	277.6	31.9	$49.5	4.9
Share-based compensation expense	154.4	136.7	17.7	12.9
Total	$1,302.9	$1,007.6	$295.3	29.3
_______________

N.M. — Not Meaningful.

(a)Represents the SG&A expenses of the U.K. JV Entities through the June 1, 2021 closing of the U.K. JV Transaction.

Supplemental SG&A expense information

	Three months ended June 30,		Increase		Organic increase
	2021	2020	$	%	$	%
	in millions, except percentages

General and administrative (a)	$418.3	$334.8	$83.5	24.9	$24.2	6.8
External sales and marketing	115.7	85.1	30.6	36.0	3.1	3.0
Total	$534.0	$419.9	$114.1	27.2	$27.3	5.9

	Six months ended June 30,		Increase		Organic increase
	2021	2020	$	%	$	%
	in millions, except percentages

General and administrative (a)	$893.0	$691.3	$201.7	29.2	$44.0	5.7
External sales and marketing	255.5	179.6	75.9	42.3	5.5	2.4
Total	$1,148.5	$870.9	$277.6	31.9	$49.5	4.9
_______________

(a)General and administrative expenses include all personnel-related costs within our SG&A expenses, including personnel-related costs associated with our sales and marketing function.

Our SG&A expenses (exclusive of share-based compensation expense) increased $114.1 million or 27.2% and $277.6 million or 31.9% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These increases include increases of $97.6 million and $194.5 million, respectively, attributable to the impact of the Sunrise Acquisition and decreases of $57.0 million and $57.9 million, respectively, attributable to the impact of the U.K. JV Transaction. On an organic basis, our SG&A expenses increased $27.3 million or 5.9% and $49.5 million or 4.9%, respectively. These increases include the following factors:

•Increases in personnel costs of $16.7 million or 8.2% and $29.9 million or 7.3%, respectively, primarily due to the net effect of (i) higher staffing levels, primarily due to increases in Central and Corporate that were only partially offset by decreases in the U.K., (ii) higher incentive compensation costs, primarily due to increases in the U.K., Central and Corporate, Switzerland and Belgium, (iii) increases in temporary personnel costs in the U.K. and (iv) higher average costs per employee for the three-month comparison and lower average costs per employee for the six-month comparison, primarily due to decreases in Central and Corporate and increases in the U.K. and Belgium;

•Increases in core network and information technology-related costs of $5.0 million or 10.7% and $22.5 million or 23.9%, respectively, primarily due to higher information technology-related expenses in the U.K., Switzerland and Central and Corporate;

•Increases in external sales and marketing costs of $3.1 million or 3.0% and $5.5 million or 2.4%, respectively, primarily due to higher costs associated with advertising campaigns in the U.K. and Ireland; and

•An increase (decrease) in business service costs of $8.8 million or 23.6% and ($0.2 million) or (0.2%), primarily due the net effect of (i) higher consulting costs primarily in the U.K. and (ii) for the six-month comparison, a decrease in travel and entertainment expenses as a result of the COVID-19 pandemic, primarily in Central and Corporate and the U.K.

Share-based compensation expense

Our share-based compensation expense primarily relates to the share-based incentive awards issued by Liberty Global to its employees and employees of its subsidiaries. A summary of our aggregate share-based compensation expense is set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Liberty Global:
Performance-based incentive awards (a)	$14.4	$21.6	$38.4	$49.3
Non-performance based incentive awards (b)	59.4	47.8	84.8	66.1
Other (c)	7.6	6.0	15.0	12.2
Total Liberty Global	81.4	75.4	138.2	127.6
Other (d)	18.4	8.4	25.0	11.4
Total	$99.8	$83.8	$163.2	$139.0
Included in:
Other operating expense	$7.6	$1.6	$8.8	$2.3
SG&A expense	92.2	82.2	154.4	136.7
Total	$99.8	$83.8	$163.2	$139.0
_______________

(a)Includes share-based compensation expense related to (i) PSUs, (ii) our 2019 CEO Performance Award and (iii) our 2019 Challenge Performance Awards.

(b)In April 2021 with respect to 2014 and 2015 grants and April 2020 with respect to 2013 grants, the compensation committee of our board of directors approved the extension of the expiration dates of outstanding SARs and director options from a seven-year term to a ten-year term. Accordingly, the Black-Scholes fair values of the outstanding awards increased, resulting in the recognition of an aggregate incremental share-based compensation expense of $22.7 million and $18.9 million during the second quarters of 2021 and 2020, respectively.

(c)Represents annual incentive compensation and defined contribution plan liabilities that have been or are expected to be settled with Liberty Global ordinary shares. In the case of the annual incentive compensation, shares have been or will be issued to senior management and key employees pursuant to a shareholding incentive program. The shareholding incentive program allows these employees to elect to receive up to 100% of their annual incentive compensation in ordinary shares of Liberty Global in lieu of cash. In addition, the 2021 amounts include compensation expense related to the 2021 Ventures Incentive Plan.

(d)Amounts primarily relate to share-based compensation expense associated with Telenet’s share-based incentive awards.

For additional information regarding our share-based compensation expense, see note 13 to our condensed consolidated financial statements.

Depreciation and amortization expense

Our depreciation and amortization expense was $580.5 million and $1,214.7 million for the three and six months ended June 30, 2021, respectively, and $545.7 million and $1,329.2 million for the three and six months ended June 30, 2020, respectively. Excluding the effects of FX, depreciation and amortization expense decreased $11.3 million or 2.1% and $203.8 million or 15.3% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These decreases are primarily due to the net effect of (i) decreases in the U.K. of $153.6 million and $567.1 million, respectively, as a result of the held-for-sale presentation of the U.K. JV Entities effective May 7, 2020, (ii) increases due to the Sunrise Acquisition, (iii) increases associated with property and equipment additions related to the installation of customer premises equipment, the expansion and upgrade of our networks and other capital initiatives, primarily in Central and Corporate and Belgium, and (iv) decreases associated with certain assets becoming fully depreciated, primarily in Central and Corporate, Switzerland and Belgium. For information regarding the held-for-sale presentation of the U.K. JV Entities prior to the completion of the U.K. JV Transaction, see note 4 to our condensed consolidated financial statements.

Impairment, restructuring and other operating items, net

We recognized impairment, restructuring and other operating items, net, of $6.9 million and $51.3 million during the three and six months ended June 30, 2021, respectively, and $32.2 million and $63.2 million during the three and six months ended June 30, 2020, respectively.

The amounts for the 2021 periods include (i) restructuring charges of $26.0 million and $57.3 million, respectively, including $22.0 million and $50.4 million, respectively of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland and Central and Corporate, (ii) a $38.0 million gain in Central and Corporate during the second quarter of 2021 associated with a provision release related to a legal contingency and (iii) direct acquisition and disposition costs of $11.2 million and $29.6 million, respectively, primarily related to costs incurred in connection with the formation of the VMED O2 JV.

The amounts for the 2020 periods include (i) restructuring charges of $15.4 million and $36.6 million, respectively, including $8.5 million and $28.3 million, respectively, of employee severance and termination costs related to certain reorganization activities, primarily in Switzerland, U.K. and Central and Corporate, (ii) direct acquisition and disposition costs of $13.7 million and $20.0 million, respectively, primarily related to costs incurred in connection with the formation of the VMED O2 JV, and (iii) for the six-month period, impairment charges of $6.2 million, primarily in Belgium.

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

Interest expense

We recognized interest expense of $273.0 million and $608.1 million during the three and six months ended June 30, 2021, respectively, and $281.7 million and $595.0 million during the three and six months ended June 30, 2020, respectively. Excluding the effects of FX, interest expense decreased $48.3 million or 21.6% and $74.0 million or 13.8% during the three and six months ended June 30, 2021, respectively, as compared to the corresponding periods in 2020. These decreases are primarily attributable to lower weighted average interest rates, partially offset by higher average outstanding debt balances. For additional information regarding our outstanding indebtedness, see note 9 to our condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Cross-currency and interest rate derivative contracts (a)	$(297.5)	$(309.4)	$487.1	$532.9
Equity-related derivative instruments:
ITV Collar	(1.2)	(33.1)	(11.8)	350.3
Other	0.2	20.3	35.3	27.3
Total equity-related derivative instruments (b)	(1.0)	(12.8)	23.5	377.6
Foreign currency forward and option contracts	(6.8)	1.7	(4.7)	7.4
Other	2.2	0.8	2.1	(0.3)
Total	$(303.1)	$(319.7)	$508.0	$917.6
_______________

(a)The results for the 2021 periods are primarily attributable to the net effect of (i) net gains associated with changes in certain market interest rates and (ii) a net loss for the three-month period and a net gain for the six-month period associated with changes in the relative value of certain currencies. In addition, the results for the 2021 periods include a net gain (loss) of $38.2 million and ($0.8 million), respectively, resulting from changes in our credit risk valuation adjustments. The results for the 2020 periods are primarily attributable to the net effect of (a) a net loss for the three-month period and a net gain for the six-month period associated with changes in the relative value of certain currencies and (b) a net loss for the three-month period and a net gain for the six-month period associated with changes in certain market interest rates. In addition, the results for the 2020 periods include net gains of $5.4 million and $71.7 million, respectively, resulting from changes in our credit risk valuation adjustments.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Intercompany payables and receivables denominated in a currency other than the entity’s functional currency (a)	$15.2	$(498.1)	$397.2	$163.1
U.S. dollar-denominated debt issued by British pound sterling functional currency entities	108.0	(53.7)	198.1	(349.4)
U.S. dollar-denominated debt issued by euro functional currency entities	47.7	98.1	(87.1)	28.9
Euro-denominated debt issued by British pound sterling functional currency entities	(6.4)	8.3	24.1	30.5
British pound sterling-denominated debt issued by a U.S. dollar functional currency entity	—	1.9	—	88.9
Other	(31.2)	(34.5)	(95.9)	(48.3)
Total	$133.3	$(478.0)	$436.4	$(86.3)
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Investments:
Univision	$155.4	$—	$155.4	$—
ITV	29.7	42.2	109.5	(429.7)
Lionsgate	36.8	8.5	57.6	(20.9)
Plume	—	29.6	55.1	29.6
Lacework	48.8	—	48.8	—
Skillz	21.3	45.4	21.3	45.4
EdgeConneX	4.7	—	17.8	—
Other, net	(8.6)	15.9	17.2	(10.8)
Total investments	288.1	141.6	482.7	(386.4)
Debt	—	10.7	—	8.9
Total	$288.1	$152.3	$482.7	$(377.5)

Losses on debt extinguishment, net

We recognized net losses on debt extinguishment of $90.6 million and $165.6 million during the three months ended June 30, 2021 and 2020, respectively, and $90.6 million and $220.1 million during the six months ended June 30, 2021 and 2020, respectively.

The loss during the six months ended June 30, 2021 is attributable to (i) the write-off of $77.7 million of unamortized deferred financing costs and discounts and (ii) the payment of $12.9 million of redemption premiums, all of which occurred during the second quarter.

The loss during the six months ended June 30, 2020 is primarily attributable to (i) the payment of $188.2 million of redemption premiums (including $157.5 million during the second quarter) and (ii) the write-off of $35.2 million of net unamortized deferred financing costs, discounts and premiums (including $11.4 million during the second quarter).

For additional information concerning our losses on debt extinguishment, see note 9 to our condensed consolidated financial statements.

Share of results of affiliates, net

The following table sets forth the details of our share of results of affiliates, net:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

All3Media	$(5.8)	$(14.9)	$(14.8)	$(39.8)
VodafoneZiggo JV (a)	4.7	(89.2)	9.4	(28.1)
Formula E	(4.3)	1.9	4.4	0.7
VMED O2 JV (b)	(0.3)	—	(0.3)	—
Other	(2.4)	(3.2)	(5.1)	(4.8)
Total	$(8.1)	$(105.4)	$(6.4)	$(72.0)
_______________

(a)Amounts include the net effect of (i) interest income of $13.6 million, $10.8 million, $27.0 million and $21.6 million, respectively, representing 100% of the interest earned on the VodafoneZiggo JV Receivables and (ii) our 50% share of the results of operations of the VodafoneZiggo JV. The summarized results of operations of the VodafoneZiggo JV are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	in millions

Revenue	$1,215.3	$1,081.6	$2,432.3	$2,178.7
Adjusted EBITDA	$570.1	$531.5	$1,135.3	$1,034.3
Operating income	$82.4	$69.8	$186.7	$151.2
Non-operating expense (1)	$(102.0)	$(221.6)	$(227.7)	$(178.1)
Net loss	$(15.5)	$(185.4)	$(31.6)	$(85.7)
    _______________

(1)Includes interest expense of $152.5 million, $143.3 million, $304.7 million and $295.0 million, respectively.

(b)Amounts include (i) 100% of the share-based compensation expense associated with Liberty Global awards held by VMED O2 JV employees who were formerly employees of Liberty Global, as these awards remain our responsibility, and (ii) our 50% share of the results of operations of the VMED O2 JV beginning June 1, 2021. The summarized results of operations of the VMED O2 JV for the period June 1, 2021 through June 30, 2021 are set forth below (in millions):

Revenue	$1,208.5
Adjusted EBITDA	$411.0
Operating income	$8.6
Non-operating expense (1)	$(174.6)
Net loss	$(34.6)
    _______________

(1)Includes interest expense of $79.5 million.

Gain on the U.K. JV Transaction

In connection with the U.K. JV Transaction, we recognized a pre-tax gain during the three months ended June 30, 2021 of $11.1 billion, net of the recognition of a cumulative foreign currency translation loss of $1.2 billion. For additional information, see note 4 to our condensed consolidated financial statements.

Other income, net

We recognized other income, net, of $7.2 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, and $17.3 million and $61.9 million for the six months ended June 30, 2021 and 2020, respectively. These amounts include (i) credits related to the non-service components of our net periodic pension costs of $7.6 million and $4.3 million during the three-month periods, respectively, and $16.2 million and $8.8 million during the six-month periods, respectively, and (ii) interest and dividend income of $3.0 million and $10.8 million during the three-month periods, respectively and $7.0 million and $42.4 million during the six-month periods, respectively.

Income tax expense

We recognized income tax benefit (expense) of ($282.8 million) and $158.0 million during the three months ended June 30, 2021 and 2020, respectively.

The income tax expense during the three months ended June 30, 2021 differs from the expected income tax expense of $2,176.8 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the positive impact of the non-taxable gain associated with the U.K. JV Transaction.
The income tax benefit during the three months ended June 30, 2020 differs from the expected income tax benefit of $115.8 million (based on the U.K. blended income tax rate of 17.5%) primarily due to the net positive impact of the recognition of previously unrecognized tax benefits. The net positive impact of this item was partially offset by the negative impact of (i) non-deductible or non-taxable foreign currency exchange results and (ii) certain permanent differences between the financial and tax accounting treatment of interest and other items.

We recognized income tax benefit (expense) of ($453.3 million) and $77.9 million during the six months ended June 30, 2021 and 2020, respectively.

The income tax expense during the six months ended June 30, 2021 differs from the expected income tax expense of $2,482.9 million (based on the U.K. statutory income tax rate of 19.0%) primarily due to the positive impact of the non-taxable gain associated with the U.K. JV Transaction.
The income tax benefit during the six months ended June 30, 2020 differs from the expected income tax expense of $76.3 million (based on the U.K. blended income tax rate of 17.5%) primarily due to the net positive impact of (i) the recognition of previously unrecognized tax benefits, (ii) non-deductible or non-taxable foreign currency exchange results and (iii) tax benefits associated with technology innovation incentives. The net positive impact of these items was partially offset by the negative impact of (a) a net increase in valuation allowances and (b) certain permanent differences between the financial and tax accounting treatment of interest and other items.

For additional information concerning our income taxes, see note 11 to our condensed consolidated financial statements.

Net earnings (loss)

During the three months ended June 30, 2021 and 2020, we reported net earnings (loss) of $11,174.5 million and ($503.8 million), respectively, consisting of (i) operating income of $565.5 million and $526.8 million, respectively, (ii) net non-operating income (expense) of $10,891.8 million and ($1,188.6 million), respectively, and (iii) income tax benefit (expense) of ($282.8 million) and $158.0 million, respectively.

During the six months ended June 30, 2021 and 2020, we reported net earnings of $12,614.8 million and $513.9 million, respectively, consisting of (i) operating income of $1,190.8 million and $807.4 million, respectively, (ii) net non-operating income (expense) of $11,877.3 million and ($371.4 million), respectively, and (iii) income tax benefit (expense) of ($453.3 million) and $77.9 million, respectively.

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

Net earnings attributable to noncontrolling interests

Net earnings attributable to noncontrolling interests decreased $25.9 million and $12.9 million during the three and six months ended June 30, 2021, respectively, as compared to the corresponding period in 2020, attributable to the results of operations of Telenet.

Material Changes in Financial Condition

Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our liquidity requirements at the corporate level. Each of our significant operating subsidiaries is separately financed within one of our three subsidiary “borrowing groups.” These borrowing groups include the respective restricted parent and subsidiary entities within UPC Holding, Telenet and VM Ireland. Although our borrowing groups typically generate cash from operating activities, the terms of the instruments governing the indebtedness of these borrowing groups may restrict our ability to access the liquidity of these subsidiaries. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations, the presence of noncontrolling interests and other factors.

Cash and cash equivalents

The details of the U.S. dollar equivalent balances of our consolidated cash and cash equivalents at June 30, 2021 are set forth in the following table (in millions):

Cash and cash equivalents held by:
Liberty Global and unrestricted subsidiaries:
Liberty Global (a)	$28.9
Unrestricted subsidiaries (b)	641.5
Total Liberty Global and unrestricted subsidiaries	670.4
Borrowing groups (c):
Telenet	112.4
UPC Holding	83.4
VM Ireland	8.1
Total borrowing groups	203.9
Total cash and cash equivalents	$874.3
_______________

(a)Represents the amount held by Liberty Global on a standalone basis.

(b)Represents the aggregate amount held by subsidiaries that are outside of our borrowing groups.

(c)Represents the aggregate amounts held by the parent entity and restricted subsidiaries of our borrowing groups, unless otherwise noted.
Liquidity of Liberty Global and its unrestricted subsidiaries

The $28.9 million of cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, the $641.5 million of aggregate cash and cash equivalents held by unrestricted subsidiaries, together with the $3,239.5 million of investments held under SMAs, represented available liquidity at the corporate level at June 30, 2021. Our remaining cash and cash equivalents of $203.9 million at June 30, 2021 were held by our borrowing groups, as set forth in the table above. As noted above, various factors may limit our ability to access the cash of our borrowing groups. For information regarding certain limitations imposed by our subsidiaries’ debt instruments at June 30, 2021, see note 9 to our condensed consolidated financial statements.

Our current sources of corporate liquidity include (i) cash and cash equivalents held by Liberty Global and, subject to certain tax and legal considerations, Liberty Global’s unrestricted subsidiaries, (ii) investments held under SMAs, (iii) interest and dividend income received on our and, subject to certain tax and legal considerations, our unrestricted subsidiaries’ cash and cash equivalents and investments, including dividends received from the VodafoneZiggo JV or the VMED O2 JV, (iv) cash received with respect to transitional and other services provided to various third parties and (v) interest payments received with respect to the VodafoneZiggo JV Receivables.

From time to time, Liberty Global and its unrestricted subsidiaries may also receive (i) proceeds in the form of distributions or loan repayments from Liberty Global’s borrowing groups or affiliates (including amounts from the VodafoneZiggo JV or the VMED O2 JV) upon (a) the completion of recapitalizations, refinancings, asset sales or similar transactions by these entities or (b) the accumulation of excess cash from operations or other means, (ii) proceeds upon the disposition of investments and other assets of Liberty Global and its unrestricted subsidiaries and (iii) proceeds in connection with the incurrence of debt by Liberty Global or its unrestricted subsidiaries or the issuance of equity securities by Liberty Global, including equity securities issued to satisfy subsidiary obligations. No assurance can be given that any external funding would be available to Liberty Global or its unrestricted subsidiaries on favorable terms, or at all.

At June 30, 2021, our consolidated cash and cash equivalents balance included $845.4 million held by entities that are domiciled outside of the U.K. Based on our assessment of our ability to access the liquidity of our subsidiaries on a tax efficient basis and our expectations with respect to our corporate liquidity requirements, we do not anticipate that tax considerations will adversely impact our corporate liquidity over the next 12 months. Our ability to access the liquidity of our subsidiaries on a tax efficient basis is a consideration in assessing the extent of our share repurchase program.

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

Our corporate liquidity requirements include corporate general and administrative expenses and, from time to time, cash requirements in connection with (i) the repayment of third-party and intercompany debt, (ii) the satisfaction of contingent liabilities, (iii) acquisitions, (iv) the repurchase of equity and debt securities, (v) other investment opportunities, (vi) any funding requirements of our subsidiaries and affiliates or (vii) income tax payments. In addition, our parent entity uses available liquidity to make interest and principal payments on notes payable to certain of our unrestricted subsidiaries (aggregate outstanding principal of $10.4 billion at June 30, 2021 with varying maturity dates).

During the six months ended June 30, 2021, the aggregate amount of our share repurchases was $668.6 million, including direct acquisition costs. At June 30, 2021, the remaining amount authorized for share repurchases under our existing repurchase program was $334.8 million. In July 2021, our board of directors authorized a new share repurchase program. For additional information, see note 12 to our condensed consolidated financial statements.

Liquidity of borrowing groups

The cash and cash equivalents of our borrowing groups are detailed in the table above. In addition to cash and cash equivalents, the primary sources of liquidity of our borrowing groups are cash provided by operations and borrowing availability under their respective debt instruments. For the details of the borrowing availability of our borrowing groups at June 30, 2021, see note 9 to our condensed consolidated financial statements. The aforementioned sources of liquidity may be supplemented in certain cases by contributions and/or loans from Liberty Global and its unrestricted subsidiaries.

The liquidity of our borrowing groups generally is used to fund (i) property and equipment additions, (ii) debt service requirements and (iii) income tax payments, as well as to settle certain obligations that are not included on our June 30, 2021 condensed consolidated balance sheet. In this regard, we have significant commitments related to (a) programming, studio output and sports rights contracts, (b) certain operating costs associated with our networks and (c) purchase obligations associated with customer premises equipment and certain service-related commitments. These obligations are expected to represent a significant liquidity requirement of our borrowing groups, the majority of which is due over the next 12 to 24 months. For additional information regarding our commitments, see note 15 to our condensed consolidated financial statements.

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

Our ability to service or refinance our debt and to maintain compliance with the leverage covenants in the credit agreements and indentures of our borrowing groups is dependent primarily on our ability to maintain or increase the Adjusted EBITDA of our operating subsidiaries and to achieve adequate returns on our property and equipment additions and acquisitions. In addition, our ability to obtain additional debt financing is limited by the incurrence-based leverage covenants contained in the various debt instruments of our borrowing groups. For example, if the Adjusted EBITDA of one of our borrowing groups were to decline, our ability to obtain additional debt could be limited. Under our credit facilities and senior and senior secured notes there is no cross-default risk between subsidiary borrowing groups in the event that one or more of our borrowing groups were to experience significant declines in their Adjusted EBITDA to the extent they were no longer able to service their debt obligations. Any mandatory prepayment events or events of default that may occur would only impact the relevant borrowing group in which these events occur and do not allow for any recourse to other borrowing groups or Liberty Global plc. Our credit facilities and senior and senior secured notes require that certain members of the relevant borrowing group guarantee the payment of all sums payable thereunder and such group members are required to grant first-ranking security over their shares or, in certain borrowing groups, over substantially all of their assets to secure the payment of all sums payable thereunder. At June 30, 2021, each of our borrowing groups was in compliance with its debt covenants. In addition, we do not anticipate any instances of non-compliance with respect to the debt covenants of our borrowing groups that would have a material adverse impact on our liquidity during the next 12 months.

At June 30, 2021, the outstanding principal amount of our consolidated debt, together with our finance lease obligations, aggregated $15.3 billion, including $1.0 billion that is classified as current on our condensed consolidated balance sheet and $13.9 billion that is not due until 2027 or thereafter. All of our consolidated debt and finance lease obligations have been borrowed or incurred by our subsidiaries at June 30, 2021.

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

Summary. Our condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Six months ended
	June 30,
	2021	2020	Change
	in millions

Net cash provided by operating activities	$1,945.1	$1,591.9	$353.2
Net cash used by investing activities	(5,433.4)	(3,634.4)	(1,799.0)
Net cash used by financing activities	(362.2)	(1,721.3)	1,359.1
Effect of exchange rate changes on cash and cash equivalents and restricted cash	14.5	(10.4)	24.9
Net decrease in cash and cash equivalents and restricted cash	$(3,836.0)	$(3,774.2)	$(61.8)

Operating Activities. The increase in net cash provided by our operating activities is primarily attributable to the net effect of (i) an increase in cash provided due to higher cash received from dividends, (ii) an increase due to FX, (iii) an increase in cash provided by our Adjusted EBITDA and related working capital items, which includes an increase in cash of $63.4 million (at the applicable rate) in connection with a receivables financing transaction, (iv) an increase in cash provided due to lower payments of interest and (v) a decrease in cash provided due to higher payments for taxes. Consolidated Adjusted EBITDA is a non-GAAP measure, which investors should view as a supplement to, and not a substitute for, GAAP measures of performance included in our condensed consolidated statements of operations.

Investing Activities. The increase in net cash used by our investing activities is primarily attributable to the net effect of (i) an increase in cash used of $3,424.0 million associated with restricted cash contributed to the VMED O2 JV in connection with the U.K. JV Transaction, (ii) a decrease in cash used of $1,899.2 million associated with lower net cash paid for investments, primarily related to our investments held under SMAs, and (iii) an increase in cash used of $219.3 million due to higher capital expenditures. Capital expenditures increased from $649.6 million during the first six months of 2020 to $868.9 million during the first six months of 2021 due to (a) an increase in our net local currency capital expenditures and related working capital movements, including the impact of lower capital-related vendor financing, and (b) an increase due to FX.

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

A reconciliation of our consolidated property and equipment additions to our consolidated capital expenditures, as reported in our condensed consolidated statements of cash flows, is set forth below:

	Six months ended June 30,
	2021	2020
	in millions

Property and equipment additions	$1,353.7	$1,242.4
Assets acquired under capital-related vendor financing arrangements	(560.1)	(702.9)
Assets acquired under finance leases	(19.6)	(17.2)
Changes in current liabilities related to capital expenditures	94.9	127.3
Capital expenditures, net	$868.9	$649.6

The increase in our property and equipment additions during the six months ended June 30, 2021, as compared to the corresponding period in 2020, is primarily due to (i) an increase due to FX and (ii) an increase in local currency expenditures of our subsidiaries due to the net effect of (a) a decrease in expenditures for new build and upgrade projects, (b) an increase in baseline expenditures, including network improvements and expenditures for property and facilities and information technology systems, and (c) an increase in expenditures for the purchase and installation of customer premises equipment.

Financing Activities. The decrease in net cash used by our financing activities is primarily attributable to (i) a decrease in cash used of $1,192.3 million due to lower net repayments of debt and finance lease obligations, (ii) a decrease in cash used of $203.9 million due to lower payments for financing costs and debt premiums and (iii) lower net cash receipts related to derivative instruments of $52.1 million.

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

The following table provides the details of our adjusted free cash flow:

	Six months ended June 30,
	2021	2020
	in millions

Net cash provided by operating activities	$1,945.1	$1,591.9
Cash payments for direct acquisition and disposition costs	46.5	10.4
Expenses financed by an intermediary (a)	1,483.4	1,274.5
Capital expenditures, net	(868.9)	(649.6)
Principal payments on amounts financed by vendors and intermediaries	(1,856.8)	(2,054.0)
Principal payments on certain finance leases	(32.0)	(34.5)
Adjusted free cash flow	$717.3	$138.7
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

The information in this section should be read in conjunction with the more complete discussion that appears under Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 10-K. The following discussion updates selected numerical information to June 30, 2021.

Unless otherwise indicated, convenience translations into U.S. dollars are calculated as of June 30, 2021.

Cash

We invest our cash in highly liquid instruments that meet high credit quality standards. We are exposed to exchange rate risk to the extent that the denominations of our cash and cash equivalent balances, revolving lines of credit and other short-term sources of liquidity do not correspond to the denominations of our and our subsidiaries’ short-term liquidity requirements. In order to mitigate this risk, we actively manage the denominations of our cash balances in light of our and our subsidiaries’ forecasted liquidity requirements. At June 30, 2021, $393.3 million or 45.0%, $265.4 million or 30.4% and $140.4 million or 16.1% of our consolidated cash balances were denominated in euros, British pound sterling and U.S. dollars, respectively.

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

The relationships between the primary currencies of the countries in which we operate and the U.S. dollar, which is our reporting currency, are shown below, per one U.S. dollar:

	June 30, 2021	December 31, 2020
Spot rates:
Euro	0.8440	0.8180
British pound sterling	0.7246	0.7325
Swiss franc	0.9255	0.8852
Polish zloty	3.8154	3.7363

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Average rates:
Euro	0.8297	0.9086	0.8296	0.9080
British pound sterling	0.7151	0.8057	0.7202	0.7938
Swiss franc	0.9108	0.9639	0.9078	0.9661
Polish zloty	3.7576	4.0944	3.7633	4.0082

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

In October 2020, the International Swaps and Derivatives Association (the ISDA) launched a new supplement (the Fallback Supplement), which effective January 25, 2021, amends the standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain key interbank offered rates (IBORs). The ISDA also launched a new protocol (the Fallback Protocol), also effective January 25, 2021, that enables market participants to incorporate these revisions into their legacy non-cleared derivatives with other counterparties that choose to adhere to the protocol. The fallbacks for a particular currency will apply following a permanent cessation of the IBOR in that currency and will be adjusted versions of the risk-free rates identified in each currency. Our loan documents contain provisions that contemplate alternative calculations of the base rate applicable to our LIBOR-indexed and EURIBOR-indexed debt to the extent LIBOR or EURIBOR (as applicable) are not available, which alternative calculations we do not anticipate will be materially different from what would have been calculated under LIBOR or EURIBOR (as applicable). Additionally, no mandatory prepayment or redemption provisions would be triggered under our loan documents in the event that either the LIBOR rate or the EURIBOR rate is not available. It is possible, however, that any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed debt could be different than any new reference rate that applies to our LIBOR-indexed or EURIBOR-indexed derivative instruments. We anticipate managing this difference and any resulting increased variable-rate exposure through modifications to our debt and/or derivative instruments, however future market conditions may not allow immediate implementation of desired modifications and the company may incur significant associated costs.

Weighted Average Variable Interest Rate. At June 30, 2021, the outstanding principal amount of our variable-rate indebtedness aggregated $10.0 billion, and the weighted average interest rate (including margin) on such variable-rate indebtedness was approximately 2.7%, excluding the effects of interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, all of which affect our overall cost of borrowing. Assuming no change in the amount outstanding, and without giving effect to any interest rate derivative contracts, deferred financing costs, original issue premiums or discounts and commitment fees, a hypothetical 50 basis point (0.50%) increase (decrease) in our weighted average variable interest rate would increase (decrease) our annual consolidated interest expense and cash outflows by $50.0 million. As discussed above and in note 6 to our condensed consolidated financial statements, we use interest rate derivative contracts to manage our exposure to increases in variable interest rates. In this regard, increases in the fair value of these contracts generally would be expected to offset most of the economic impact of increases in the variable interest rates applicable to our indebtedness to the extent and during the period that principal amounts are matched with interest rate derivative contracts.

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

UPC Holding Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2021:

(i)an instantaneous increase (decrease) of 10% in the value of the Swiss franc relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €447 million ($530 million);

(ii)an instantaneous increase (decrease) of 10% in the value of the Swiss franc and Polish zloty relative to the euro would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €408 million ($484 million); and

(iii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the UPC Holding cross-currency and interest rate derivative contracts by approximately €94 million ($112 million).

Telenet Cross-currency and Interest Rate Derivative Contracts

Holding all other factors constant, at June 30, 2021:

(i)an instantaneous increase (decrease) of 10% in the value of the euro relative to the U.S. dollar would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €355 million ($421 million); and

(ii)an instantaneous increase (decrease) in the relevant base rate of 50 basis points (0.50%) would have decreased (increased) the aggregate fair value of the Telenet cross-currency and interest rate derivative contracts by approximately €89 million ($105 million).

Projected Cash Flows Associated with Derivative Instruments

The following table provides information regarding the projected cash flows associated with our derivative instruments. The U.S. dollar equivalents presented below are based on interest rate projections and exchange rates as of June 30, 2021. These amounts are presented for illustrative purposes only and will likely differ from the actual cash payments or receipts required in future periods. For additional information regarding our derivative instruments, see note 6 to our condensed consolidated financial statements.

	Payments (receipts) due during:							Total
	Remainder of 2021
		2022	2023	2024	2025	2026	Thereafter
	in millions
Projected derivative cash payments (receipts), net:
Interest-related (a)	$17.0	$85.7	$3.7	$(42.1)	$(66.9)	$(66.9)	$(227.9)	$(297.4)
Principal-related (b)	—	—	62.4	(1.0)	44.3	(39.4)	61.3	127.6
Other (c)	14.1	(1.5)	—	—	—	—	—	12.6
Total	$31.1	$84.2	$66.1	$(43.1)	$(22.6)	$(106.3)	$(166.6)	$(157.2)
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

Item 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer (the Executives), of the effectiveness of our disclosure controls and procedures as of June 30, 2021. In designing and evaluating the disclosure controls and procedures, the Executives recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and objectives. Based on that evaluation, the Executives concluded that our disclosure controls and procedures as of June 30, 2021 effectively provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share (a)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April 1, 2021 through April 30, 2021:
Class A	847,400	$26.61	847,400	(b)
Class C	3,982,800	$25.92	3,982,800	(b)
May 1, 2021 through May 31, 2021:
Class A	2,429,000	$27.72	2,429,000	(b)
Class C	1,287,700	$27.55	1,287,700	(b)
June 1, 2021 through June 30, 2021:
Class A	1,902,800	$27.50	1,902,800	(b)
Class C	2,332,700	$27.58	2,332,700	(b)
Total — April 1, 2021 through June 30, 2021:
Class A	5,179,200	$27.46	5,179,200	(b)
Class C	7,603,200	$26.70	7,603,200	(b)
 _____________

(a)Average price paid per share includes direct acquisition costs.

(b)At June 30, 2021, the remaining amount authorized for share repurchases under our existing repurchase program was $334.8 million. In July 2021, our board of directors authorized a new share repurchase program. For additional information, see note 12 to our condensed consolidated financial statements.

Item 6.EXHIBITS

Listed below are the exhibits filed as part of this Quarterly Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Contribution Agreement, dated May 7, 2020, by and among Liberty Global plc, Liberty Global Europe 2 Limited, Liberty Global Holdco Limited, Telefonica, S.A., and Telefonica O2 Holdings Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2020 (file No. 001-35961)).***

4 — Instruments Defining the Rights of Securities Holders, including Indentures

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

10.2
Shareholders Agreement, dated June 1, 2021, by and among Liberty Global plc, Liberty Global Europe 2 Limited, Liberty Global Holdco Limited, Telefónica, S.A., and Telefonica O2 Holdings Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2021 (file No. 001-35961)).***

31 — Rule 13a-14(a)/15d-14(a) Certification:

31.1	Certification of President and Chief Executive Officer*

31.2	Certification of Executive Vice President and Chief Financial Officer*

32 — Section 1350 Certification**

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
_______________

*	Filed herewith
**	Furnished herewith
***	Schedules and similar attachments to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K but will be provided to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY GLOBAL PLC

Dated:	July 29, 2021	/s/ MICHAEL T. FRIES
Michael T. Fries President and Chief Executive Officer

Dated:	July 29, 2021	/s/ CHARLES H.R. BRACKEN
Charles H.R. Bracken Executive Vice President and Chief Financial Officer